Form 10-Q
period 2004-06-30
Extra Space Storage Inc.
filed 2004-09-27
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number: 001-32269

EXTRA SPACE STORAGE INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1076777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2795 East Cottonwood Parkway Salt Lake City, Utah	84121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(801) 562-5556

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of September 27, 2004 was 31,169,950.

EXTRA SPACE STORAGE INC.

Note that the financial statements covered in this report represent the results of operations and financial condition of Extra Space Storage LLC and its subsidiaries, the predecessor to Extra Space Storage Inc. and its subsidiaries, prior to the consummation of Extra Space Storage Inc.’s initial public offering and various formation transactions. Due to the timing of the offering and the formation transactions, we do not believe that the results of operations discussion set forth in this document are necessarily indicative of our future operating results as a publicly-held company. The information provided only reflects the operations of the predecessor company for the three and six-month periods ended June 30, 2004 and 2003, and has no relationship to the Company operations on a forward basis.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Condensed Consolidated Balance Sheets (Unaudited) (in thousands)

	As of June 30, 2004	As of December 31, 2003
Assets:
Real estate assets:
Net operating real estate assets	$455,629	274,434
Real estate under development	85,232	79,940

Net real estate assets	540,861	354,374

Investments in real estate ventures	7,541	8,438
Cash	2,775	11,746
Restricted cash	8,705	1,558
Receivables from related parties	13,312	2,066
Other assets, net	11,259	5,569

Total assets	$584,453	383,751

Liabilities, Minority Interests, Redeemable Units and Members’ Equity (Deficit):
Liabilities:
Borrowings	$431,847	273,808
Accounts payable	548	2,318
Payables to related parties	51,343	24,824
Putable preferred interests in consolidated joint ventures, net	35,303	33,434
Other liabilities	12,979	5,276

Total liabilities	532,020	339,660

Commitments and contingencies (Note 14)

Redeemable minority interest - Fidelity	19,485	17,966
Other minority interests	10,508	4,424

Redeemable Class C Units (liquidation preference of $30,205 at June 30, 2004 and $11,208 at December 31, 2003)	30,205	11,208

Redeemable Class E Units (liquidation preference of $14,900 at June 30, 2004 and December 31, 2003)	14,900	14,900

Members’ equity (deficit):
Class A Units	9,614	5,226

Class B Units (liquidation preference of $65,635 at June 30, 2004 and $64,198 at December 31, 2003)	48,852	48,274
Note receivable from Centershift	—	(4,493)
Accumulated deficit	(81,131)	(53,414)

Total members equity (deficit)	(22,665)	(4,407)

Total liabilities, minority interests, redeemable units and members’s equity (deficit)	$584,453	383,751

The accompanying notes are an integral part of these consolidated financial statements.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues:
Property rental revenues	$13,014	$8,149	$23,010	$15,630
Management fees	428	550	976	1,033
Acquisition fees and development fees	134	352	399	604
Other income	353	256	470	370

Total Revenues	13,929	9,307	24,855	17,637

Expenses:
Property operating expenses	5,880	3,641	10,290	7,279
Unrecovered development/acquisition costs and support payments	186	410	684	685
General and administrative expense	3,273	2,056	6,243	4,046
Depreciation and amortization	3,089	1,466	5,766	2,898

Total Operating Expenses	12,428	7,573	22,983	14,908

Income before interest expense, minority interests, equity in earnings of real estate ventures and gain (loss) on sale of real estate assets	1,501	1,734	1,872	2,729

Interest expense	(8,406)	(4,344)	(14,773)	(8,774)
Minority interest - Fidelity preferred return	(1,124)	(1,033)	(2,220)	(2,032)

Loss allocated to other minority interests	560	128	1,530	542
Equity in earnings of real estate ventures	433	470	694	871
Gain (loss) on sale of real estate assets	—	672	(171)	672

Net loss	$(7,036)	$(2,373)	$(13,068)	$(5,992)

The accompanying notes are an integral part of these consolidated financial statements.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Condensed Consolidated Statement of Redeemable Units and Members’ Equity (Deficit) (Unaudited)

(dollars in thousands)

	Redeemable Units				Members’ Equity (Deficit)
	Class C		Class E		Class A		Class B		Note Receivable from Centershift	Accumulated Deficit	Total Members’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2003	11,208,161	$11,208	14,900,000	$14,900	57,555,105	$5,226	48,274,083	$48,274	$(4,493)	$(53,414)	$(4,407)
Member units issued in acquisition of self storage facilities	2,467,715	2,468	—	—	1,593,665	478	241,513	242	—	—	720

Member units issued in exchange for receivables	944,370	944	—	—	6,666,667	2,000	—	—	—	—	2,000

Members units issued to repay borrowings and related party payables	1,466,250	1,466	—	—	862,500	259	—	—	—	—	259
Member units granted to employees	—	—	—	—	4,016,838	1,205	—	—	—	—	1,205
Members units issued in exchange for cash	14,985,500	14,986	—	—	10,015,000	3,005	1,700,000	1,700	—	—	4,705
Redemption of units	(20,835)	(21)	—	—	—	—	(222,500)	(223)	—	—	(223)

Redempion of units in exchange for note payable	—	—	—	—	(3,000,000)	(2,559)	(1,141,064)	(1,141)	—	—	(3,700)
Redempion of units in exchange for land	(846,396)	(846)	—	—	—	—	—	—	—	—	—
Distribution of equity ownership in Extra Space Development	—	—	—	—	—	—	—	—	—	(9,000)	(9,000)

Distribution of notes receivable from Centershift	—	—	—	—	—	—	—	—	4,493	(4,493)	—
Return paid on Class C and Class E Units	—	—	—	—	—	—	—	—	—	(1,156)	(1,156)
Net loss	—	—	—	—	—	—	—	—	—	(13,068)	(13,068)

Balance at June 30, 2004	30,204,765	$30,205	14,900,000	$14,900	77,709,775	$9,614	48,852,032	$48,852	$—	$(81,131)	$(22,665)

The accompanying notes are an integral part of these consolidated financial statements.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(13,068)	$(5,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest - Fidelity preferred return	2,220	2,032
Loss allocated to minority interest	(1,530)	(542)
Depreciation and amortization	5,766	2,898
Amortization of discount on putable preferred interests in consolidated joint ventures	903	541
Member units granted to employees	1,205	—
Loss (gain) on sale of real estate assets	171	(672)
Equity in earnings of real estate ventures	(694)	(871)
Accrued interest on advances to Centershift	—	(120)
Increase (decrease) in cash due to changes in:
Receivables from related parties	2,212	7,178
Payables to related parties	(5,280)	(540)
Other assets	(213)	(329)
Accounts payable and accrued expenses	(347)	2,209
Other liabilities	1,726	(1,477)

Net cash provided by (used in) operating activities	(6,929)	4,315

Cash flows from investing activities:
Investment in real estate assets	(146,647)	(32,382)
Proceeds from sale of real estate assets	6,406	6,186
Investments in real estate ventures	(371)	(1,291)
Distributions from real estate ventures in excess of earnings	808	799
Advances to Centershift and Extra Space Development	(6,280)	(6,683)
Purchase of equipment	(960)	(598)
Increase in cash resulting from de-consolidation of real estate assets	470	—
Change in restricted cash	(7,262)	(428)

Net cash used in investing activities	(153,836)	(34,397)

Cash flows from financing activities:
Proceeds from borrowings	325,872	59,511
Payments on borrowings	(193,346)	(35,356)
Deferred financing costs	(5,009)	(490)
Payments on other liabilities	(15)	(77)
Net advances from (payments to) related parties and putable preferred interests in consolidated joint ventures	(1,258)	(2,127)
Member units issued in exchange for cash	19,691	3,000
Return paid on Class C and Class E units	(1,156)	(337)
Redemption of units	(244)	(533)
Minority interest investments	8,568	895
Minority interest distributions	(608)	(69)
Preferred return paid to Fidelity	(701)	(696)

Net cash provided by financing activities	151,794	23,721

Net decrease in cash	(8,971)	(6,361)
Cash, beginning of period	11,746	6,461

Cash, end of period	$2,775	$100

The accompanying notes are an integral part of these consolidated financial statements.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Extra Space Storage Inc. (together with its subsidiaries, the “Company”) completed an initial public offering of its common stock on August 17, 2004 concurrently with the consummation of various formation transactions. These formation transactions are described in detail in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) in connection with the initial public offering. The Company succeeded to the business conducted by Extra Space Storage LLC (the “Predecessor”), a Delaware limited liability company. The financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to the offering and formation transactions.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Predecessor have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Company’s Registration Statement on Form S-11 dated August 11, 2004.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for any future period or the full year. The consolidated balance sheet at December 31, 2003 was derived from the audited consolidated financial statements contained in the Company’s Registration Statement on Form S-11 dated August 11, 2004 and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

2.	REAL ESTATE ASSETS

The following summarizes the real estate assets of the Predecessor as of:

	June 30, 2004	December 31, 2003
Land	$118,260	$75,020
Buildings and improvements	349,025	210,708
Intangible lease rights	3,356	—
Intangible assets - tenant relationships	4,488	990

	475,129	286,718
Less: accumulated depreciation and amortization	(19,500)	(12,284)

Net operating real estate assets	455,629	274,434
Real estate under development	85,232	79,940

Net real estate assets	$540,861	$354,374

In January, 2004, the Predecessor acquired its joint venture partner’s interest in a self-storage facility in Manteca, California for $3,436. The Predecessor issued 778,102 Class C units valued at $778 and 457,706 Class A units valued at $137, assumed existing debt of $2,453 and other liabilities of $68 associated with the property. Also in January, 2004, the Predecessor purchased an office park from members in Worcester, Massachusetts for $2,800. The Predecessor issued 510,000 Class C units valued at $510 and 300,000 Class A units valued at $90, assumed $2,081 of existing debt and issued notes payable of $119.

In February, 2004, the Predecessor purchased five self-storage facilities located in Massachusetts for cash totaling $34,150. Also in February, 2004, the Predecessor purchased four self-storage facilities located in Maryland, New Jersey and Pennsylvania for cash totaling $45,100. All nine facilities were purchased from third parties.

On March 31, 2004, the Predecessor purchased a self-storage facility in Marshfield, Massachusetts from members and third parties for $5,278. The Predecessor issued 724,544 Class C units valued at $725, 241,513 Class B units valued at $242, and 568,271 Class A units valued at $171. The Predecessor assumed debt of $3,705 and issued notes payable of $436.

On April 1, 2004, the Predecessor acquired its joint venture partner’s interest in two self-storage facilities in Tracy, California for $2,006. The Predecessor issued 455,069 Class C units valued at $455 and 267,688 Class A units valued at $80 and paid cash of $1,471.

On May 4, 2004, the Predecessor acquired its joint venture partner’s interest in Extra Space East One LLC. The Predecessor paid cash of $9,888 and issued a note for $8,400 to its joint venture partner for total consideration of $18,288.

On June 1, 2004, the Predecessor acquired nine self-storage facilities from Extra Space West One LLC a joint venture in which the Predecessor was a member. The facilities are located in California, Florida and Utah. The Predecessor paid cash of $39,264, issued a note for $12,400 to its joint venture partner and assumed other liabilities of $726, for total consideration of $52,390.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

The following table reflects the unaudited results of the Predecessor’s operations on a pro forma basis as if the acquisitions referred to in the preceding paragraphs had been completed on January 1, 2003. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated on January 1, 2003, nor is it necessarily indicative of future operating results.

	Three Months Ending June 30,		Six Months Ending June 30,
	2004	2003	2004	2003
Revenues	$15,394	$15,328	$30,084	$29,609
Net Loss	$(11,260)	$(1,663)	$(18,494)	$(4,610)

3.	INVESTMENTS IN REAL ESTATE VENTURES

At June 30, 2004, and December 31, 2003, the Predecessor held minority investments in Extra Space West One LLC (“ESW”), which owns self-storage facilities in California, Florida, and Utah and Extra Space Northern Properties Six, LLC (“ESNPS”), which owns properties in California, Massachusetts, New Hampshire, New Jersey and New York.

At December 31, 2003, the Predecessor held a minority investment in Extra Space East One LLC (ESE), which owns self-storage facilities in Massachusetts, New Jersey, and Pennsylvania. The Predecessor acquired its joint venture partner’s interest in ESE on May 4, 2004.

In addition to the Predecessor’s investments in ESE, ESW and ESNPS, the Predecessor also held 20-50% investments in other entities which own self-storage facilities.

In these joint ventures, the Predecessor and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Predecessor would receive a higher percentage of the excess cash/profits than its equity interest.

To the extent that properties were sold/transferred into these ventures that did not qualify for sales treatment, those properties are reflected as being owned by Predecessor in the consolidated financial statements with the joint venture partners’ interests in these properties reflected as minority interests and putable preferred interests in consolidated joint ventures.

Investments in real estate ventures consist of the following:

	Profit Participation%	Equity Ownership%	June 30, 2004	December 31, 2003
ESE	40%	5%	$—	$714
ESW	40%	5%	2,453	2,369
ESPNS	35%	10%	2,224	2,424
Other minority owned properties	25-50%	20-50%	2,864	2,931

			$7,541	$8,438

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Equity in earnings of real estate ventures consists of the following for the periods ended:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Equity in earnings of ESE	$5	$22	$19	$58
Equity in earnings of ESW	246	262	424	427
Equity in earnings (losses) of ESPNS	10	16	(83)	32
Equity in earnings (losses) of other properties	172	170	334	354

	$433	$470	$694	$871

4.	OTHER ASSETS

The following summarizes the other assets of the Predecessor as of:

	June 30, 2004	December 31, 2003
Equipment and fixtures	$6,426	$3,443
Less: accumulated depreciation	(3,968)	(1,817)
Deferred financing costs, net	4,609	1,696
Capitalized advertising costs, net	883	976
Prepaid expenses and escrow deposits	2,501	754
Other	808	517

	$11,259	$5,569

5.	OTHER LIABILITIES

The following summarizes the other liabilities of the Predecessor as of:

	June 30, 2004	December 31, 2003
Deferred rental income	$3,447	$1,959
Accrued interest	691	675
Other accrued liabilities	1,301	512
Other liabilities	7,540	2,130

	$12,979	$5,276

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

6.	BORROWINGS

The following summarizes the borrowings of the Predecessor as of:

	June 30 2004	December 31, 2003

Revolving lines of credit totaling $24,000, bearing interest at Prime (4.00% at June 30, 2004 and December 31, 2003). The outstanding principal balance of the lines of credit is due between March 31 and July 31, 2004. The lines of credit are collateralized by accounts receivable, equipment, and personal guarantees of a member of the Company.	$20,552	$18,921

Mortgage and construction loans with banks bearing interest at fixed rates between 4.70% and 12%. The loans are collateralized by mortgages on real estate assets and the assignment of rents, personal guarantees of a member of the Company, and a $2,400 letter of credit, which is supported by a $2,400 deposit made by a third party. Principal and interest payments are made monthly with all outstanding principal and interest due between July 31, 2004 and April 1, 2012.	197,573	24,989

Mortgage and construction loans with banks bearing interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 2.25% (3.62 and 3.37% at June 30, 2004 and December 31, 2003, respectively) and LIBOR plus 4.5% (5.87 and 5.62% at June 30, 2004 and December 31, 2003, respectively). Interest rates based on Prime are between Prime (4.00% at June 30, 2004 and December 31, 2003) and Prime plus 4.0%. Loans are collateralized by mortgages on real estate assets and the assignment of rents, personal guarantees of a member of the Company, and a $2,400 letter of credit, which is supported by a $2,400 deposit made by a third party. Principal and interest payments are made monthly with all outstanding principal and interest due between July 1, 2004 and August 10, 2007.	213,684	229,395

Promissory notes bearing interest between 9% and 12%. Principal and interest are paid monthly with principal due on demand. These promisorry notes are collateralized by personal guarantees of a member of the Company.	38	503

	$431,847	$273,808

Substantially all of the Predecessor’s net real estate assets are pledged as collateral for the borrowings detailed above.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

During the six months ended June 30, 2004, the Predecessor refinanced approximately $133,445 of borrowings. Associated with this refinancing, approximately $675 of unamortized deferred financing costs associated with the loans that were repaid were written off, and approximately $1,772 of defeasance costs were paid. These amounts are included in interest expense in the consolidated statement of operations.

Subsequent to June 30, 2004, the Predecessor obtained additional funds through equity contributions and new borrowings. All debt that was due in the third quarter of 2004, which totaled approximately $23,918, was repaid through these financing transactions. Management believes that the remainder of borrowings due in 2004 will be refinanced with existing or alternative financial institutions under similar terms.

7.	RELATED PARTY TRANSACTIONS

The Predecessor’s management agreements provide for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities. The Predecessor earns interest income during the development period equal to 10% of the Predecessor’s net investment in the development property. The Predecessor earns development fees of 4-5% of budgeted costs on developmental projects and acquisition fees of 1% of the gross purchase price or the completed costs of development of acquired properties.

During the three and six months ended June 30, 2004 and 2003, the Predecessor recognized management fee revenues of $182 and $268 and $428 and $553, respectively, relating to ESE and ESW. During the three and six months ended June 30, 2004 and 2003, the Predecessor recognized $70 and $226 and $161 and $478, respectively of development fee revenues relating to ESE and ESW.

During the three and six months ended June 30, 2004 and 2003, the Predecessor recognized $99 and $81 and $183 and $126 of management fee revenue relating to ESNPS.

The Predecessor recognizes revenue on various transactions with properties partially owned by the Predecessor or by members of the Predecessor. These transactions are in addition to revenues recognized from ESE, ESW and ESNPS and are summarized below for the six months ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Management fees	$57	$72	$148	$139
Development fees	78	89	149	89
Acquisition fees	—	37	90	37
Interest inc. from development properties	—	26	12	51

	$135	$224	$399	$316

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

During the three and six months ended June 30, 2004 and 2003, management fee expense of $0 and $0 and $2,802 and $1,933, respectively, was recorded for services provided to support the Predecessor’s self-storage facilities by Extra Space Management, Inc. (ESMI), a corporation that shared common ownership with the Predecessor, including shareholders who are officers of the Predecessor. Under this agreement, ESMI provided employees who supported the operations of existing self-storage facilities and the acquisition and development of new self-storage facilities by the Predecessor. On March 31, 2004, the Predecessor purchased all of the outstanding common stock of ESMI for its net book value of $184. ESMI had equipment and fixtures of $256, other assets of $736 and liabilities of $808.

The following summarizes the related party balances at:

	June 30, 2004	December 31, 2003
Receivables:
Loans to properties	$—	$955
Receivable from Extra Space Development	12,492	—
Development and management fees receivable	720	781
Other receivables from related parties	100	330

	$13,312	$2,066

Payables:
Advances from members	$9,450	$8,369
Advances from joint venture partner	28,664	15,508
Other payables to related parties	13,229	947

	$51,343	$24,824

Receivables from related parties consist of loans to properties in which the Predecessor has no equity interest and development and management fee receivables. Payables to related parties consist primarily of amounts advanced by members of the Predecessor; in addition, a joint venture partner has made advances to the Predecessor in the form of mortgage loans used to purchase land and self-storage facilities. These related party receivables and payables bear interest at 9-12.5% and are due upon demand.

As discussed in Note 6, two members of the Predecessor have guaranteed certain borrowings of the Predecessor. The Predecessor did not pay any fees for these guarantees.

During 2002, the Predecessor distributed software with a net book value of $699 to the Class A unit holders. Those members contributed the software to a newly formed company, Centershift. During 2003 and 2002, the Predecessor advanced Centershift a total of $4,055 under the terms of a convertible note, which bears interest at 9%. The note receivable from Centershift was classified as a reduction of members’ equity at December 31, 2003. On January 1, 2004, the Predecessor distributed the $4,493 (including accrued interest of $438) note receivable from Centershift to the Predecessor’s Class A members.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development (“ESD”), a consolidated subsidiary, to the Class A members. ESD owned 13 early-stage development properties, two parcels of undeveloped land, and a note receivable. The Predecessor was required to continue consolidating certain of the properties due to financial guarantees. The net book value of the distributed properties was approximately $15,000. The Predecessor retained a receivable of $6,212 from ESD and recorded a net distribution of $9,000. During the six months ended June 30, 2004, the Predecessor advanced ESD an additional $6,280. This receivable will be repaid by ESD using funds obtained through new loans on unencumbered properties.

8.	PUTABLE PREFERRED INTERESTS IN CONSOLIDATED JOINT VENTURES AND OTHER MINORITY INTERESTS

At June 30, 2004, the Predecessor owned a 50.5% interest in Extra Space Properties Three, LLC. This arrangement provides for a preferred return of 12% on certain capital provided by both the Predecessor and the joint venture partner, and thereafter returns are split based upon percentage residual interests.

The Predecessor has also entered into joint venture agreements with other entities controlled by Equibase Mini Warehouse. These arrangements provide for a preferred return of either 10% or 12%, depending on the specific agreement, on certain capital provided by the joint venture partner and thereafter returns are split based on the indicated percentage interests (generally 40% to the Predecessor and 60% to the investors).

In connection with certain of these transactions with Equibase Mini Warehouse and its affiliates, the Predecessor and/or a significant unitholder provided certain financial guarantees to the secured lender (generally providing for performance under the loan including principal and interest payments), or to support a put right on a portion of the joint venture partner’s interest after a fixed period (generally either three or five years), that effectively provide for a return on and of the preferred portion of their investment. In addition, after a fixed period (generally either three or five years) the joint venture has the right to redeem the preferred capital at an amount equal to its unreturned contribution plus any accrued preferred return. Upon exercise of the put or call on the preferred portion of their investment, the joint venture investors would continue to hold their residual equity interests. As a result of the put rights and guarantees, the Predecessor (and, in the future, the Company) will continue to consolidate the properties and related debt until the put rights and guarantees have been satisfied or have expired. At June 30, 2004 and December 31, 2003, all the joint venture properties were consolidated. The financial guarantees to the secured lender would generally expire upon satisfaction of the related loan at maturity or refinancing. The put rights and related guarantees have no stated maturity and would only expire upon exercise or through redemption of the preferred interests through a capital event.

During the three and six month periods ended June 30, 2004 and 2003, the Predecessor reflected interest expense on the putable preferred interests of $1,670 and $1,182 and $3,313 and $2,241 including amortization of discounts ascribed at issuance for the periods of $365 and $292 and $903 and $541, respectively.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

During the formation of ESE and ESW, the Predecessor agreed to guarantee the financial performance of certain properties which were acquired on behalf of those entities. As a result of these guarantees, the Predecessor has consolidated these properties until these performance guarantees have been satisfied or have expired. During 2003, the guarantees related to two properties were either satisfied or expired. During the six months ended June 30, 2004 and 2003, the Predecessor recognized $0 and $521 of expense, respectively, related to these guarantees. These amounts are classified as a component of unrecovered development/acquisition costs and support payments. At June 30, 2004 and December 31, 2003, there are no active guarantees related to these properties.

The following table summarizes the putable preferred interests in consolidated joint ventures and other minority interests as of:

	June 30, 2004	December 31, 2003
Putable Preferred Interests:
Extra Space Properties Three, LLC	$7,880	$7,880
Equibase Mini Warehouse joint ventures	30,930	29,963
Less discount	(3,507)	(4,409)

Total	$35,303	$33,434

Other Minority Interests
Extra Space Properties Three, LLC	$731	$977
Equibase Mini Warehouse joint ventures	1,768	3,060
Extra Space Development	7,966	—
ESE and ESW	—	—
Other	43	387

Total	$10,508	$4,424

9.	REDEEMABLE MINORITY INTEREST - FIDELITY

Through June 30, 2004, the Predecessor, through a consolidated subsidiary, Extra Space Properties Four, LLC, had received net cash proceeds of $14,156 (net of transaction costs of $1,403) from FREAM No. 39, LLC and Fidelity Pension Fund Real Estate Investments (collectively, Fidelity). The Predecessor has accreted the discount related to the transaction costs over the five year period ending November 25, 2006, the first date the investment is redeemable by Fidelity.

This investment earns a 22% preferred return, of which, 9% is payable quarterly with the remainder payable upon redemption. The earliest date at which the investment may be repaid is November 25, 2004, at the option of the Company. The investment is redeemable November 25, 2006 at the option of Fidelity. As of June 30, 2004 and December 31, 2003, the Predecessor owed Fidelity $4,630 and $3,810, respectively in unpaid preferred return which has been accrued and is included in the redeemable minority interest-Fidelity. On September 9, 2004, the Company purchased the Fidelity preferred equity interest for $21,500 of cash.

10.	MEMBER UNITS GRANTED TO EMPLOYEES

During April, 2004, the Predecessor granted 4,016,838 Class A Units, valued at $0.30/unit, to certain employees, resulting in a compensation charge of $1,205.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

11.	SEGMENT INFORMATION

The Predecessor and the Company operate in two distinct segments, Property Management and Development and Rental Operations. Financial information for the Predecessor’s business segments is set forth below:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Total revenues
Property management and development	$914	$1,158	$1,845	$2,007
Rental operations	13,015	8,149	23,010	15,630

	$13,929	$9,307	$24,855	$17,637

Operating expenses, including depreciation and amortization
Property management and development	$3,473	$2,473	$6,955	$4,744
Rental operations	8,955	5,100	16,028	10,164

	$12,428	$7,573	$22,983	$14,908

Gain on sale of real estate ventures
Property management and development	$—	$672	$(171)	$672

Equity in earnings of real estate ventures Rental operations	$433	$470	$694	$871

Loss before minority interest
Property management and development	$(2,592)	$(694)	$(5,418)	$(2,178)
Rental operations	(1,712)	(774)	(4,792)	(2,324)

	$(4,304)	$(1,468)	$(10,210)	$(4,502)

Depreciation and amortization expense
Property management and development	$14	$6	$28	$13
Rental operations	3,075	1,460	5,738	2,885

	$3,089	$1,466	$5,766	$2,898

Interest expense
Property management and development	$77	$51	$136	$113
Rental operations	8,329	4,293	14,637	8,661

	$8,406	$4,344	$14,773	$8,774

	June 30, 2004	December 31, 2003
Investment in real estate ventures Rental operations	$7,541	$8,438

Total Assets
Operating company	35,168	82,483
Property operations	549,285	301,268

	$584,453	$383,751

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars	in thousands)

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During 2002, the Predecessor distributed software with a net book value of $699 to the Class A unit holders. Those members contributed the software to a newly formed company, Centershift. During 2003 and 2002, the Predecessor advanced Centershift a total of $4,055 under the terms of a convertible note, which bears interest at 9%. The note receivable from Centershift was classified as a reduction of members’ equity at December 31, 2003. On January 1, 2004, the Predecessor distributed the $4,493 (including accrued interest of $438) note receivable from Centershift to the Predecessor’s Class A members.

On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development (“ESD”), a consolidated subsidiary, to the Class A members. ESD owned 13 early-stage development properties, two parcels of undeveloped land, and a note receivable. The Predecessor was required to continue consolidating certain of the properties due to financial guarantees. The net book value of the distributed properties was approximately $15,000. The Predecessor retained a receivable of $6,212 from ESD and recorded a net distribution of $9,000. During the six months ended June 30, 2004, the Predecessor advanced ESD an additional $6,280. This receivable will be repaid by ESD using funds obtained through new loans on unencumbered properties.

In January, 2004, the Predecessor acquired its joint venture partner’s interest in a self-storage facility in Manteca, California for $3,436. The Predecessor issued 778,102 Class C units valued at $778 and 457,706 Class A units valued at $137, assumed existing debt of $2,453 and other liabilities of $68 associated with the property. Also in January, 2004, the Predecessor purchased an office park from members in Worcester, Massachusetts for $2,800. The Predecessor issued 510,000 Class C units valued at $510 and 300,000 Class A units valued at $90, assumed $2,081 of existing debt and other liabilities and issued notes payable of $119.

During January 2004, the Predecessor exchanged one parcel of undeveloped land for 846,396 Class C units valued at $846.

On January 1, 2004, a member contributed a $2,944 receivable in exchange for additional equity. The Predecessor issued 6,666,667 Class A units valued at $2,000 and 944,370 Class C member units valued at $944. This receivable was contributed to ESD prior to the distribution of the Predecessor’s equity ownership in ESD.

During the March, 2004, the Predecessor issued 862,500 Class A units valued at $259 and 1,466,250 Class C units valued at $1,466 to members and third parties in full payment of $1,725 of borrowings and related party payables.

On March 31, 2004, the Predecessor purchased all of the outstanding common stock of ESMI for its net book value of $184. ESMI had equipment and fixtures of $256, other assets of $736 and liabilities of $808.

On March 31, 2004, the Predecessor purchased a self-storage facility in Marshfield, Massachusetts from members and third parties for $5,278. The Predecessor issued 724,544 Class C units valued at $725, 241,513 Class B units valued at $242, and 568,271 Class A units valued at $171. The Predecessor assumed debt and other liabilities of $3,705 and issued notes payable of $436.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

On April 1, 2004, the Predecessor acquired its joint venture partner’s interest in two self-storage facilities in Tracy, California for $2,006. The Predecessor issued 455,069 Class C units valued at $455 and 267,688 Class A units valued at $80 and paid cash of $1,471.

On May 4, 2004, the Predecessor acquired its joint venture partner’s interest in Extra Space East One LLC. The Predecessor paid cash of $9,888 and issued a note for $8,400 to its joint venture partner for total consideration of $18,288.

On June 1, 2004, the Predecessor acquired nine self-storage facilities from Extra Space West One LLC a joint venture in which the Predecessor is a member. The facilities are located in California, Florida and Utah. The Predecessor paid cash of $39,264, issued a note for $12,400 to its joint venture partner and assumed other liabilities of $726, for total consideration of $52,390.

On June 1, 2004, the Predecessor issued a $3,700 note payable to Mini-Warehouse, LLC to redeem 1,141,064 Class B units and 3,000,000 Class A units.

During January 2003, the Predecessor acquired one self-storage facility in Bronx, New York for $5,253. An existing member of the Predecessor owned the facility. The Predecessor issued 1,021,024 Class C units valued at $1,021 and 900,905 Class A units valued at $180 to the seller. The Predecessor assumed $2,500 in debt and $1,552 in other liabilities associated with the property.

As a result of the distribution of the Predecessor’s equity ownership in Extra Space Development (“ESD”), the Predecessor de-consolidated certain properties during the six months ended June 30, 2004. As a result, the following assets and liabilities were removed from the Predecessor’s accounts:

June 30 2004

Cash	$(470)
Other assets	13,278
Liabilities	(3,808)
Minority interest	—

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor) Schedule III

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

13.	COMMITMENTS AND CONTINGENCIES

The Predecessor has guaranteed one mortgage loan held by a joint venture in which the Predecessor has a non-controlling ownership interest. This guarantee was entered into prior to January 1, 2003. At June 30, 2004, the total amount of mortgage debt relating to this joint venture that the Predecessor had guaranteed was $7,837. This mortgage loan matures November 20, 2004. If the joint venture defaulted on the loan, the Predecessor may be forced to repay the loan. The Predecessor could be reimbursed by repossessing and/or selling the self-storage facility and land that collateralizes the loan. The estimated fair market value of the encumbered assets at June 30, 2004 is $15,000. The Predecessor has recorded no liability in relation to this guarantee as of June 30, 2004 and December 31, 2003. To date the joint venture has not defaulted on its mortgage debt. The Predecessor and the Company believe the risk of the Predecessor or, in the future the Company, having to perform on the guarantee is remote.

The Predecessor has been involved in routine litigation arising in the ordinary course of business. As of June 30, 2004, the Predecessor is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Predecessor or its properties.

14.	SUBSEQUENT EVENTS

On August 12, 2004, the Predecessor sold its minority equity interest in a storage facility in Laguna Hills, California to its Joint Venture partner for cash of $1,490 and forgiveness of a $2,000 payable for a total of $3,490.

On August 17, 2004, in connection with an initial public offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these Units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership (“OP”) units, 3,888,843 contingent conversion shares (“CCSs”) and/or 200,046 contingent conversion units (“CCUs”) and $26.8 million in cash. As a result of this exchange, the Predecessor became a wholly owned subsidiary of Extra Space Storage LP (the “Operating Partnership”), which is a wholly owned subsidiary of Extra Space Storage Inc. The transaction did not result in a change in the carrying value of the Predecessor’s assets and liabilities, because the contribution of assets from the Predecessor to the Company were accounted for at the Predecessor’s historical cost as a transfer of assets between companies under common control.

On August 17, 2004, the Company closed its initial public offering, pursuant to which it sold 20,200,000 shares of common stock, with proceeds to the Company of approximately $234,825, net of issuance costs of $17,675. As part of the offering, the Company granted the underwriters the right to purchase up to 3,030,000 additional shares within thirty days after the offering to cover any over-allotments. On September 1, 2004, the underwriters exercised their right and purchased an additional 3,030,000 shares of stock with proceeds to the Company of approximately $35,224, net of issuance costs of $2,651.

On August 23, 2004, the Predecessor completed the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which currently own an aggregate of 30 self-storage properties, for an aggregate of approximately $35.8 million in cash and 114,928 OP Units issued by Extra Space Storage LP, the Company’s Operating Partnership valued at $1,437.

On August 23, 2004, the Predecessor completed the acquisition of joint venture interests held by affiliates of the Moss Group in two joint ventures, which currently own an aggregate of two self-storage properties, for approximately $184 in cash and 1,006,684 OP Units valued at $12,584.

Extra Space Storage LLC (Extra Space Storage Inc. Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

On August 26, 2004, the Predecessor completed its acquisition of one self-storage property located in Bronx, New York from a third party for cash of $14,175.

On August 26, 2004, the Company closed a $37.0 million variable rate mortgage. This mortgage is secured by five properties and bears interest at a variable rate equal to LIBOR plus 175 basis points and matures in three years after inception with a two year extension available at our option.

On August 27, 2004, the Company entered into a new $111.0 million senior 4.65% fixed rate mortgage in conjunction with the purchase of 26 self-storage properties. This mortgage requires no principal payments during the term of the loan and is due in 2009.

On August 27, 2004, the Predecessor completed its acquisition of 26 self-storage properties from Storage Spot Properties No. 1, L.P. and Storage Spot Properties No. 4, L.P. for the purchase price of approximately $146.5 million in cash. In addition, the seller may be entitled to receive up to an additional $5 million based on the operating performance of the 26 properties for the 12 months ending December 31, 2005.

On September 9, 2004, the Company’s Operating Partnership completed its acquisition of the preferred equity interest held by FREAM No. 39 LLC and the Fidelity Pension Fund Real Estate Investment LLC, affiliates of Fidelity Management Trust Predecessor, in the Predecessor’s consolidated joint venture Extra Space Properties Four LLC, which owns 19 properties. This interest was acquired for approximately $21.5 million in cash.

On September 9, 2004, the Predecessor, as guarantor, and its Operating Partnership entered into a $100 million secured revolving credit facility, which includes a $10 million swingline subfacility (“Credit Facility”). The Credit Facility is initially collateralized by 16 self-storage properties. The operating partnership intends to use the proceeds of the Credit Facility for general corporate purposes. Currently, the Company has not drawn on this Credit Facility, which currently has approximately $56 million of availability based on the assets collateralizing the Credit Facility.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:

•	changes in economic conditions in the markets in which we operate

•	competition from new self-storage facilities or other storage alternatives causing rent to decline and occupancy rates to drop, or causing delays in rent up of newly developed properties

•	the delay in building or reduction of size of new developments due to zoning and permitting requirements outside of our control

•	increased competition for desirable sites

•	construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers

•	increases in the cost of labor, taxes, marketing and other operating and construction expenses

•	changes in tax laws impacting the taxability of operating and construction expenses

•	changes in tax laws impacting the taxability of future income

•	increases in interest rates increasing the cost of refinancing long term debt

•	impairment of alternatives for funding our business plan due to economic uncertainty in light of the impact of war or terrorism

•	legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures.

Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

All amounts in the following discussion are in thousands except per share and storage unit data, or as indicated otherwise.

ORGANIZATION AND OVERVIEW

On August 17, 2004, the Company closed its initial public offering, pursuant to which it sold 20,200,000 shares of common stock, with proceeds to The Company of approximately $234,825, net of issuance costs of $17,675. As part of the offering, The Company granted the underwriters the right to purchase up to 3,030,000 additional shares within thirty days after the offering to cover any over-allotments. On September 1, 2004, the underwriters exercised its right and purchased an additional 3,030,000 shares of stock with proceeds to The Company of approximately $35,224, net of issuance costs of $2,651. The formation transactions outlined in the offering prospectus have been completed as described in various 8-K filings. These filings can be reviewed on the SEC’s website at www.sec.gov.

In connection with the initial public offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these Units for an aggregate of 7,939,950 shares of common stock, 1,608,437 operating partnership (“OP”) units, 3,888,843 CCS’s and/or 200,046 CCU’s and $26.8 million in cash. As a result of this exchange, Extra Space Storage LLC became a wholly-owned subsidiary of Extra Space Storage Inc. The transaction did not result in a change in the carrying value of the Extra Space Storage’s assets and liabilities because the contribution of assets from the Predecessor to the Company were accounted for at the Predecessor’s historical cost as a transfer of assets between companies under common control.

As of the completion of the formation transactions, the Company is an integrated, self-administered and self-managed real estate investment trust formed to continue the business of Extra Storage LLC to own, operate, acquire, develop and redevelop professionally managed self-storage properties.

Results for the three and six months ended June 30, 2004 include the operations of 114 properties (93 of which were consolidated and 21 of which were in joint ventures historically accounted for using the equity method) compared to the results for the three and six months ended June 30, 2003, which include the operations of 96 properties (57 of which were consolidated and 39 of which were in joint ventures historically accounted for using the equity method). These results do not include the final formation transactions relating to our initial public offering and these results should be reviewed along with the Company’s Registration Statement on Form S-11 dated August 11, 2004.

As a result of the formation transactions of the initial public offering, as well as the timing of the offering itself, we do not believe that the results of operations discussion of the Predecessor set forth in this document is necessarily indicative of our future operating results as a publicly-held REIT. The information provided only reflects the operations of the Predecessor for the three and six-month periods ended June 30, 2004 and 2003, and has no relationship to the Company’s operations on a forward basis.

We continue to evaluate a range of new growth initiatives and opportunities for the Company to enable us to maximize shareholder value. These include the acquisition and development of self-storage properties and maximizing the performance of our existing self-storage properties through efficient operational management of our properties.

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our self-storage properties. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results therefore depend materially on our ability to lease available self-storage space and on the ability of our tenants to make required rental payments. We believe we are able to respond more quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through use of STORE, the operating management software that we employ at our storage facilities.

RESULTS OF OPERATIONS FOR THE EXTRA SPACE STORAGE PREDECESOR

Comparison of the Three and Six Months Ended June 30, 2003 and June 30, 2004

Overview

Results for the three and six months ended June 30, 2004 include the operations of 114 properties (93 of which were consolidated and 21 of which were in joint ventures historically accounted for using the equity method) compared to the results for the three and six months ended June 30, 2003, which include the operations of 96 properties (57 of which were consolidated and 39 of which were in joint ventures historically accounted for using the equity method). Results for both periods also included equity in earnings of real estate ventures, third-party management fees, acquisition fees and development fees.

Total Revenue

Revenue increased $4,622, or 49.7%, and $7,218, or 40.9%, for the three and six months ended June 30, 2004, respectively. This increase was primarily due to an increase of $4,866 and $7,380, respectively, in property rental revenues.

Property rental revenues (including merchandise sales, insurance administrative fees and late fees) increased by $4,866, or 59.7% and $7,380 or 47.2%, for the three and six months ended June 30, 2004, respectively. For the three months ended June 30, 2004, the increase in property rental revenues resulted primarily from the acquisition of 19 stabilized properties during the period as well as the continued occupancy gains of our lease-up properties and rental increases from existing customers. For the six months ended June 30, 2004, the increase in property rental revenues resulted primarily from the acquisition of a total of 31 stabilized properties (12 properties acquired during the first three months of the year) as well as the continued occupancy gains of our lease-up properties and rental increases from existing customers.

Management fees represent 6.0% of cash collected from the management of properties owned by third parties and unconsolidated joint ventures. Management fees decreased by $122, or 22.2% and $57, or 5.5%, for the three and six months ended June 30, 2004, respectively. The decrease in management fees was primarily due to a decrease in third party and joint venture properties managed, due to the acquisition of these properties by the Predecessor.

Acquisition fees and development fees decreased by $218, or 61.9% and $205, or 33.9%, for the three and six months ended June 30, 2004, respectively. The decrease in acquisition and development fees was primarily due to a decrease in joint venture development activity.

Other income represents interest income and income from truck rentals.

Total Operating Expenses

Total operating expenses increased $4,854, or 64.1%, and $8,075, or 54.1%, for the three and six months ended June 30, 2004, respectively. This increase was in large part due to an increase of $2,239 and $3,011, respectively, in property operating expenses, an increase of $1,217 and $2,197, respectively, in general and administrative expenses, and an increase of $1,623 and $2,868 respectively in depreciation and amortization.

Property Operating Expenses

Property operating expenses increased $2,239, or 61.5%, and $3,011, or 41.4%, for the three and six months ended June 30, 2004, respectively. For the three months ended June 30, 2004, the increase in property operating expenses came primarily from the acquisition of 19 stabilized properties during the period. For the six months ended June 30, 2004, the increase in property operating expenses came primarily from the acquisition of a total of 31 stabilized properties (12 properties acquired during the first three months of the year). The increase in property operating expenses also results from increased operating costs such as payroll, utilities, office expenses and repairs and maintenance. In addition, certain properties have experienced reassessments resulting in increased property taxes. For the six months ended June 30, 2004, advertising and marketing expenses showed a slight increase due to increases in yellow page advertising.

General and Other Administrative Expenses

General and administrative expenses increased $1,217, or 59.2%, and $2,197, or 54.3%, for the three and six months ended June 30, 2004, respectively. This increase is primarily due to an increase in payroll expenses resulting from $1,205 in a non cash charge due to the grant of class A member units and a decrease in development expenses capitalized in 2004 compared to 2003.

Unrecovered Development/Acquisition Costs and Support Payments

Unrecovered development costs decreased $224, or 54.6%, and $1, or 0.1%, for the three and six months ended June 30, 2004, respectively. The decrease in unrecovered development costs was due to the write-off of costs relating to a prospective development project in Inglewood, California during the three months ended June 30, 2004.

Depreciation and Amortization

Depreciation and amortization increased $1,623, or 110.7%, and $2,868, or 99.0%, for the three and six months ended June 30, 2004, respectively. For the three months ended June 30, 2004, the increase came primarily from the acquisition of 19 stabilized properties during the period. For the six months ended June 30, 2004, the increase resulted primarily from the acquisition of a total of 31 stabilized properties (12 properties acquired during the first three months of the year). In addition, four new lease-up properties were completed during the six month period ended June 30, 2004.

Interest Expense

Interest expense increased $4,062, or 93.5%, and $5,999, or 68.4%, for the three and six months ended June 30, 2004, respectively. For the three months ended June 30, 2004, the increase in interest expense resulted primarily from the acquisition of 19 stabilized properties during the period. For the six months ended June 30, 2004, the increase in interest expense resulted primarily from the acquisition of a total of 31 stabilized properties (12 properties acquired during the first three months of the year). In addition, during the three months ended June 30, 2004, $1,772 was paid for the defeasance of two CMBS loans and $675 of unamortized deferred financing costs associated with refinanced borrowings was expensed.

Minority Interest-Fidelity Preferred Return

Minority interest-Fidelity preferred return increased $91, or 8.8%, and $188, or 9.3%, for the three and six months ended June 30, 2004, respectively. The increase was primarily due to additional interest being accrued on the initial investment and unpaid preference amounts.

Loss Allocated to Other Minority Interests

Loss allocated to other minority interests increased $432, or 337.5%, and $988, or 182.3%, for the three and six months ended June 30, 2004, respectively. This increase was due primarily to additional losses being allocated to the minority interests held by Equibase Mini Warehouse joint ventures in 2004.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures decreased $37, or 7.9%, and $180, or 20.7%, for the three and six months ended June 30, 2004, respectively. This decrease was due was primarily due to the Predecessor purchasing its joint venture partner’s interest in 18 self storage facilities and these facilities being subsequently consolidated.

Gain (Loss) on the Sale of Real Estate Assets

We sold one self-storage property for a gain of $672 in the second quarter of 2003, and sold one self-storage property for a loss of $171 in the first quarter of 2004.

SAME-STORE STABILIZED PROPERTY RESULTS FOR EXTRA SPACE STORAGE PREDECESSOR

We consider our same-store stabilized portfolio to consist of only those properties owned by us at the beginning and at the end of the applicable periods presented and that had achieved stabilization as of the first day of such period. The following table sets forth operating data for our same-store portfolio for the Predecessor’s same store portfolio periods presented. We consider the following same-store presentation to be meaningful in regards to the 31 properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments. Upon the completion of the formation transactions, we will have a greater population of same-store properties. Consequently, the results shown below should not be used as a basis for future same-store performance.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2004	2003		2004	2003
Same-store rental revenues	$5,619	$5,397	4.1%	$11,067	$10,689	3.5%
Same-store operating expenses	2,095	2,113	-0.9%	4,212	4,271	-1.4%
Non same-store rental revenues	7,395	2,752	168.7%	11,943	4,941	141.7%
Non same-store operating expenses	3,785	1,528	147.7%	6,078	3,008	102.1%
Total rental revenues	13,014	8,149	59.7%	23,010	15,630	47.2%
Total operating expenses	5,880	3,641	61.5%	10,290	7,279	41.4%
Number of properties included in same-store revenues and expenses	31	31		31	31

Comparison of the Three and Six Months Ended June 30, 2004 to the Three and Six Months Ended June 30, 2003

Same-Store Rental Revenues. Total revenue for the 31 same-store stabilized property portfolio increased $222, or 4.1%, and $378, or 3.5%, for the three and six months ended June 30, 2004, respectively. This increase was due to increased rental rates on existing customers, especially in the properties located in the southern California and New Jersey markets. The increase can also be explained by our ability to control discounts for new customers by utilizing the technology of STORE, which allows discounting parameters to be set on a unit-by-unit basis. The lower level of discounting, however, was not seen in all markets due to increased discounting by competitors and the need to match those discounts to gain new rental growth.

Same-Store Operating Expenses. Total operating expenses for the Predecessor’s same-store stabilized property portfolio decreased $18, or 0.9%, and $59, or 1.4%, for the three and six months ended June 30, 2004, respectively. This decrease was primarily due to additional property taxes being expensed in the three months ended March 31, 2003. Other operating expenses remain relatively flat in comparison to the previous year in most categories.

CASH FLOWS

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Cash used in operating activities was ($6,929) during the six months ended June 30, 2004 compared to cash provided by operating activities of $4,315 during the six months ended June 30, 2003. The increase in cash used was primarily due to additional lease-up properties being added to the portfolio, and the need to fund the operations of these properties.

Cash used in investing activities was ($153,836) and ($34,397) for the six months ended June 30, 2004 and 2003, respectively. This increase is primarily the result of the acquisitions of real estate.

Cash provided by financing activities was $151,794 and $23,721 for the six months ended June 30, 2004 and 2003, respectively. The 2004 financing activities consisted primarily of member contributions of $19,691, additional borrowings of $325,872, including borrowings to fund the purchase of 31 stabilized properties, and the development of existing projects, offset by the repayment of $193,346 of borrowings. The 2003 financing activities consisted primarily of additional borrowings of $59,511 offset by the repayment of $35,356 of borrowings.

OUTLOOK

From the beginning of 2001 through the end of 2003, regional and national economic conditions, industry dynamics and competitive pressures have prevented many self-storage operators from increasing rental rates at their properties and have led others to offer rental discounts to tenants in order to improve occupancy rates. As a result, it has been difficult for us (as well as many operators in many regions) to improve the operating performance of our properties. We believe that, although the industry continues to face challenges, recent improvements in economic conditions and changes in industry dynamics have enhanced the prospects for operators to grow revenues by increasing rents from existing tenants and by adding new tenants to properties at rising price levels. This was somewhat true for the Predecessor over the first half of 2004, as year-to-year same-store performance indicates modest revenue growth. However, high levels of discounting and aggressive pricing by certain competitors continued into the second quarter of 2004, inhibiting the ability to grow revenue and control discounts in some markets. Despite these competitive challenges, we anticipate continued improvement in the operating climate for self-storage, particularly for well-located, highly-visible, and efficiently managed self-storage properties. We will continue to enhance operational processes and implement technology solutions that will enable us to grow same-store revenues consistently over time.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Predecessor had approximately $2,775 available in cash and cash equivalents. Going forward, the Company will be required to distribute at least 90% of our net taxable income, excluding net capital gains, to its stockholders on an annual basis due to its qualification as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

As a result of the formation transactions and the initial public offering, the debt and liquidity of the Company will change significantly. Therefore, the Predecessor’s debt position and liquidity as of June 30, 2004 should be reviewed in conjunction with the formation transactions and liquidity position as discussed in the Registration Statement on Form S-11 dated August 11, 2004.

The following is a summary of material changes to our debt since June 30, 2004.

•	On August 26, 2004, the Company closed a $37.0 million variable rate mortgage with U.S. Bank. This mortgage is secured by five properties and bears interest at a variable rate equal to LIBOR plus 175 basis points and matures in three years after inception with a two year extension available at our option.

•	On August 27, 2004, the Company entered into a new $111.0 million senior 4.65% fixed rate mortgage with Wachovia N.A. in conjunction with the purchase of 26 self-storage properties. This mortgage requires no principal payments during the term of the loan and is due in 2009.

•	On September 9, 2004, the Company, as guarantor, and its operating partnership entered into a $100 million secured revolving credit facility, which includes a $10 million swingline subfacility (the “Credit Facility”), with Wells Fargo Bank, National Association, Bank of America, N.A., LaSalle Bank National Association, U.S. Bank, National Association and Wachovia Bank, National Association (the “Lenders”). Wells Fargo Bank, National Association will act as the Administrative Agent. The Credit Line is initially collateralized by 16 self-storage properties. The operating partnership intends to use the proceeds of the Credit Facility for general corporate purposes. The line is also limited by debt service coverage tests on each property, calculated based on its prior two quarters of operating income. We have not drawn on this credit line, and based on these covenants, we have approximately $56.0 million of availability under the line of credit.

•	The Company may enter into an interest rate swap to convert our existing $61.8 million senior fixed rate mortgage due 2009 with Wachovia Bank, N.A., which is collateralized by 11 properties and bears interest at a rate of 4.30% per annum, to a variable rate mortgage, which will bear interest at a variable rate equal to LIBOR plus 60 basis points.

We believe that the Company will have sufficient capital resources as a result of operations and the borrowings in place fund ongoing operations.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of distributions to our stockholders, new facility development, property acquisitions, principal payments under our secured credit facilities and non-recurring capital expenditures. We do not expect the net cash provided by operations will be sufficient to meet all of these long-term liquidity needs.

CONTRACTUAL OBLIGATIONS

The following summarizes our Predecessor’s contractual obligations as of June 30, 2004:

	Payments due by Period at June 30, 2004
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$32,373	$1,476	$3,834	$2,345	$24,718
Mortgage debt	431,847	105,947	149,443	144,572	31,885

Total contractual obligations	$464,220	$107,423	$153,277	$146,917	$56,603

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared the consolidated financial statements of the Predecessor and will prepare the consolidated financial statements for the Company in accordance with GAAP which require us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable as of the date of this quarterly report.

•	Acquisitions of real estate and intangible assets. When we acquire real estate properties, we allocate the components of the acquisition price using relative fair values determined based on certain estimates and assumptions. These estimates and assumptions impact the allocation of costs between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations impact the amount of depreciation expense and gains and losses recorded on future sales of self-storage properties, and therefore the net income or loss we report.

We determine the fair value of the real estate we acquire, including land, land improvements and buildings, by valuing the real estate at the purchase price less any intangible assets. We then allocate this fair value to land, land improvements and buildings based on our determination of the relative fair values of these assets.

We determine the fair value of the intangible assets we acquire in accordance with purchase accounting for acquisitions by considering the value of in-place leases and the value of tenant relationships. We do not place a value on the in-place leases due to the month-to-month terms of the leases. We value tenant relationships as two months’ projected rent (end of month rent roll), based on the stable nature of rentals and vacates in our self-storage properties and the minimal amount of time and effort required to replace an existing tenant.

•	Useful lives of assets and amortization methods. We determine the useful lives of our real estate assets (generally 39 years) based on historical and industry experience with the lives of those particular assets and experience with the timing of significant repairs and replacement of those assets.

We have estimated the useful life of tenant relationships to be approximately 18 months based on our experience with the period of time a tenant stays in our facility.

•	Impairment of real estate. We recognize an impairment loss on a real estate asset to be held and used in our operations if the asset’s undiscounted expected future cash flows are less than its depreciated cost whenever events and circumstances indicate that the carrying value of the real estate asset may not be recoverable. We compute a real estate asset’s undiscounted expected future cash flow using certain estimates and assumptions. We calculate the impairment loss as the difference between the asset’s fair market value and its carrying value.

•	Impairment of intangible assets. We combine our intangible assets, which consist primarily of lease and customer intangibles with a definite life, with the related tangible assets (primarily consisting of real estate assets) at the lowest level for which cash flows are readily identifiable.

Whenever events or circumstances indicate that the carrying amount of the asset group is not recoverable, the asset group is tested for recoverability. If the asset group is not recoverable from the undiscounted cash flows attributable to that asset group, an impairment loss is recognized as the difference between the carrying value of the asset group and the estimated fair value of the asset group.

•	Investments in unconsolidated real estate ventures. We evaluate each of our real estate ventures to determine whether it is a variable interest entity under the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (revised December 2003)” which we refer to as FIN 46R. We will consolidate the variable interest entity for which we are deemed to be the primary beneficiary under FIN 46R. We account for our investments in unconsolidated real estate ventures under the equity method of accounting, as we exercise significant influence over, but do not control, these entities under the provisions of the entities’ governing agreements. These investments are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

•	Derivatives. We manage our exposure to interest rate risk through the use of cash flow hedges and recognize in earnings the ineffective portion of gains or losses associated with cash flow hedges immediately. We obtain values for the interest rate caps from financial institutions that market these instruments.

•	Allowance for doubtful accounts. We have not recorded an allowance for doubtful accounts. Substantially all of our receivables are comprised of rent due from our tenants. Historically, we have not experienced significant losses on our tenant’s receivables. However, collection of future receivables cannot be assured.

FINANCING STRATEGY

We will continue to employ leverage in our capital structure in amounts determined from time to time by our board of directors. Although our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, it will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed and variable rate, and in making financial decisions, including, among others, the following:

•	the interest rate of the proposed financing;

•	the extent to which the financing impacts our flexibility in managing our properties;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of properties we acquire with debt financing;

•	long-term objectives with respect to the financing;

•	target investment returns;

•	the ability of particular properties, and our company as a whole, to generate cash flow sufficient to cover expected debt service payments;

•	overall level of consolidated indebtedness;

•	timing of debt and lease maturities;

•	provisions that require recourse and cross-collateralization;

•	corporate credit ratios including debt service coverage, debt to total market capitalization and debt to undepreciated assets; and

•	the overall ratio of fixed- and variable-rate debt.

Our indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is non-recourse, the collateral will be limited to the particular properties to which the indebtedness relates. In addition, we may invest in properties subject to existing loans collateralized by mortgages or similar liens on our properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing properties, for general working capital or to purchase additional interests in partnerships or joint ventures or for other purposes when we believe it is advisable.

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to the financial statements of the Predecessor, we do not currently have and have never had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed, the Predecessor has not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

As of June 30, 2004, the Predecessor had, and upon completion of the offering and the formation transactions, the Company had one off-balance sheet arrangement, a guarantee of a loan made to Extra Space Northern Properties Six, LLC, one of the Predecessor’s and the Company’s joint ventures, in connection with two lease-up properties owned by this joint venture located in Concord and San Ramon, California, for $7.8 million that was entered into November 2002 and is due on May 20, 2005. We believe the fair value of this guarantee is negligible. At this time, we do not anticipate a substantial risk of incurring a loss with respect to the above arrangement.

SEASONALITY

The self-storage business is subject to seasonal fluctuations. A greater portion of our revenues and profits are realized from May through September. Historically, the Predecessor’s highest level of occupancy has been as of the end of July, while its lowest level of occupancy has been in late February and early March. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

Based on the Company’s review of recent accounting pronouncements released during the quarter ended June 30, 2004, we have not identified any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

As of June 30, 2004, the Predecessor had $431.8 million in total debt of which $234.2 million is subject to variable interest rates. If LIBOR were to increase by 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.3 million annually.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The fair value of the Predecessor’s debt outstanding as of June 30, 2004 was approximately $431.8 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2004, have concluded that the Company’s disclosure controls and procedures of the Predecessor and the Company were effective to ensure the timely collection, evaluation and disclosure of information relating to the Predecessor and the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three-month period ended June 30, 2004, there was no change in the Predecessor’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Predecessor’s or Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions resulting from our operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which is expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) In connection with the Company’s initial public offering, the Company issued shares as part of various formation transactions:

The existing holders of Class A, Class B, Class C and Class E membership interests in Extra Space Storage LLC will, pursuant to contribution and related agreements, contribute these membership interests to the Company and/or the Company’s operating partnership in exchange for an aggregate of 7,939,950 shares of common stock, 1,608,437 units in the operating partnership (“OP Units”), 3,888,843 CCSs issued by us and/or 200,046 CCUs issued by the Company’s operating partnership.

Our operating partnership acquired the joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which currently own an aggregate of 30 properties, in part, for an aggregate of 114,928 OP Units.

Our operating partnership acquired the joint venture interests held by affiliates of the Moss Group in two joint ventures, which currently own an aggregate of two properties, in part, for an aggregate of 1,006,684 OP Units.

(b) The effective date of the Company’s first registration statement filed on Form S-11 under the Securities Act relating to the Company’s initial public offering of shares of common stock was August 11, 2004. A total of 20,200,000 shares of common stock were sold initially, and an additional 3,030,000 were sold under an over-allotment option. The co-lead underwriters for the offering were UBS Investment Bank and Merrill Lynch & Co., acting as representatives for the several underwriters: A.G. Edwards, Banc of America Securities LLC, Raymond James, RBC Capital Markets and Wells Fargo Securities, LLC.

The offering has been completed. The aggregate offering price was $252,500,000. The underwriting discount and commissions was $15,782,260, none of which was paid to affiliates of the Company. The Company received net proceeds of $264.8 after the exercise of the over-allotment, after deducting the underwriting discounts and commissions, financial advisory fees and estimated expenses of the offering.

(c) Not applicable.

ITEM 3. DEFALTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

3.1(1)	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.

3.2(1)	Bylaws of Extra Space Storage Inc.

3.3(1)	Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP

3.4(1)	Declaration of Trust of ESS Holdings Business Trust I

3.5(1)	Declaration of Trust of ESS Holdings Business Trust II

10.1(1)	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto

10.2(1)	License between Centershift Inc. and Extra Space Storage LP

10.3(1)	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space Properties Eight LLC

10.4(1)	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space Properties Three LLC

10.5(1)	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space of New Jersey, L.L.C.

10.6(1)	Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Northborough LLC, Extra Space of Whittier LLC, Extra Space of Stockton LLC, Extra Space of Weymouth LLC, and Extra Space of Lynn LLC, and Bank of America, N.A.

10.7(1)	Loan Agreement, dated as of May 4, 2004, by and between Extra Space Properties Ten LLC and Bank of America, N.A.

10.8(1)	Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Raynham LLC, Extra Space of Doylestown LLC, Extra Space of Glen Rock LLC, Extra Space of Fontana One LLC, and Extra Space of Merrimack LLC, and Bank of America, N.A.

10.9(1)	2004 Long-Term Compensation Incentive Plan

10.10(1)	Extra Space Storage Performance Bonus Plan

10.11(1)	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Kenneth M. Woolley

10.12(1)	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Kent W. Christensen

10.13(1)	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Charles L. Allen

10.14(1)	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.

10.15(1)	Purchase Agreement, by and between Extra Space Storage LLC and Fidelity Management Trust Company

10.16(1)	Membership Interest Purchase Agreement, dated April 27, 2004, by and between Extra Space Storage LLC and Strategic Performance Fund-II, Inc.

10.17(1)	Promissory Note dated April 28, 2004 from Extra Space Storage payable to Strategic Performance Fund-II, Inc.

10.18(1)	Purchase and Sale Agreement, by and between Extra Space Storage LLC and Extra Space West One LLC

10.31(1)	Extra Space Storage Non-Employee Director Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	These items are incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-115436).

(b) Reports on Form 8-K

Form 8-K filed on August 23, 2004 to announce the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliated for $ $35.8 million in cash and 114,928 OP units issued by Extra Space Storage LP, our operating partnership. Also the Company announced the acquisition of joint venture interests held by affiliates of the Moss Group for $184,000 in cash and 1,006,684 OP Units in cash.

Form 8-K filed on August 26, 2004 to announce the acquisition of 26 properties from Storage Spot Properties No. 1 L.P. and Storage Spot Properties No. 4 L.P. for $146.5 million, the closing of a $111 million senior fixed rate mortgage loan, and a $37 million dollar variable rate loan.

Form 8-K filed on August September 9, 2004 to announce the completion of the acquisition of the preferred equity interest held by FREAM No. 39LLC and the Fidelity Pension Fund Real Estate Investment LLC for approximately $21.5 million in cash and the closing of $100 million secured revolving credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: September 27, 2004	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley
President and Chief Executive Officer

Date: September 27, 2004	/s/ KENT W. CHRISTENSEN
Kent W. Christensen
Chief Financial Officer