Form 10-Q
period 2004-09-30
Extra Space Storage Inc.
filed 2004-11-19
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 19, 2004 was 31,169,950.

EXTRA SPACE STORAGE INC.

Note that the financial statements covered in this report for the three and nine month periods ended September 30, 2003 and for the period from January 1, 2004 to August 16, 2004 contain the results of operations and financial condition of Extra Space Storage LLC (“the Predecessor”) and its subsidiaries, the predecessor to Extra Space Storage Inc. and its subsidiaries, prior to the consummation of Extra Space Storage Inc.’s initial public offering on August 17, 2004, and various formation transactions. In addition, the financial statements covered in this report contain the results of operations and financial condition of Extra Space Storage Inc. (“the Company”) for the period from August 17, 2004 to September 30, 2004. Due to the timing of the offering and the formation transactions, we do not believe that the results of operations discussion set forth in this document is necessarily indicative of our future operating results as a publicly-held company.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Extra Space Storage Inc.

Consolidated Balance Sheets (Unaudited) (in thousands, except share and per share data)

	Company	Predecessor
	As of September 30, 2004	As of December 31, 2003
Assets:
Real estate assets:
Net operating real estate assets	$670,775	$274,434
Real estate under development	8,949	79,940

Net real estate assets	679,724	354,374
Investments in real estate ventures	5,383	8,438
Cash	32,006	11,746
Restricted cash	5,754	1,558
Receivables from related parties	714	2,066
Other assets, net	14,019	5,569

Total assets	$737,600	$383,751

Liabilities, Minority Interests, Redeemable Units and Members’ and Shareholders’ Equity (Deficit):
Liabilities:
Borrowings	$454,023	$273,808
Accounts payable	2,949	2,318
Payables to related parties	—	24,824
Putable preferred interests in consolidated joint ventures, net	—	33,434
Other liabilities	7,628	5,276

Total liabilities	464,600	339,660

Commitments and contingencies (Note 16)
Redeemable minority interest—Fidelity	—	17,966
Minority interest in Operating Partnership	21,984	—
Other minority interests	—	4,424
Redeemable Class C Units	—	11,208
Redeemable Class E Units	—	14,900
Members’ and shareholders’ equity (deficit):
Class A Units	—	5,226
Class B Units	—	48,274
Note receivable from Centershift	—	(4,493)
Preferred Shares, 50,000,000 shares authorized at $0.01 per share, none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common Shares, 200,000,000 shares authorized at $0.01 per share, 31,169,950 issued and outstanding at September 30, 2004	312	—
Capital contributed in excess of par value	347,882
Accumulated deficit	(97,178)	(53,414)

Total members’ and shareholders’ equity (deficit)	251,016	(4,407)

Total liabilities, minority interests, redeemable units and members’ and shareholders’ equity (deficit)	$737,600	$383,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Company	Predecessor	Company	Predecessor
	Three-Month Period Ended September 30,	Three-Month Period Ended September 30,	Nine-Month Period Ended September 30,	Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Revenues:
Property rental revenues	$17,536	$8,421	$40,547	$24,051
Management fees	353	489	1,329	1,522
Acquisition fees and development fees	250	40	649	556
Other income	29	184	498	554

Total Revenues	18,168	9,134	43,023	26,683

Expenses:
Property operating expenses	6,846	3,655	17,136	10,935
Unrecovered development/acquisition costs and support payments	—	822	683	1,507
General and administrative expense	2,905	1,912	9,148	5,869
Depreciation and amortization	5,057	1,688	10,823	4,586

Total Expenses	14,808	8,077	37,790	22,897

Income before interest expense, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets	3,360	1,057	5,233	3,786

Interest expense	(9,741)	(4,703)	(22,742)	(13,476)
Loss on debt extinguishments	(951)	—	(2,723)	—
Minority interest—Fidelity preferred return	(916)	(1,038)	(3,136)	(3,070)
Minority interest—Operating Partnership	213	—	213	—

Loss allocated to other minority interests	634	454	2,164	996
Equity in earnings of real estate ventures	404	418	1,097	1,289
Gain on sale of real estate assets	1,920	—	1,749	672

Net loss	$(5,077)	$(3,812)	$(18,145)	$(9,803)

Return earned on Class B, C and E units	(1,465)	(1,354)	(5,758)	(4,074)
Loss on early redemption of Fidelity minority interest	(1,478)	—	(1,478)	—

Net loss attributable to common shareholders	$(8,020)	$(5,166)	$(25,381)	$(13,877)

Basic loss per share (1)	$(.53)	$(1.15)	$(2.59)	$(3.09)

Diluted loss per share (1)	$(.53)	$(1.15)	$(2.59)	$(3.09)

Weighted average basic shares outstanding	15,241,832	4,491,902	9,806,532	4,491,902
Weighted average diluted shares outstanding	15,241,832	4,491,902	9,806,532	4,491,902

(1)	The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Redeemable Units and Members’ and Shareholders’ Equity (Deficit) (Unaudited)

(in thousands)

	Redeemable Units	Members’ and Shareholders’ Equity
	Class C and E Units	Class A and B Units	Note receivable from Centershift	Common Shares	Capital in Excess of Par Value	Accumulated Deficit	Total Members’ and Shareholders’ Equity (Deficit)
Predecessor
Balance at December 31, 2003 (1)	$26,108	$53,500	$(4,493)	$—	$—	$(53,414)	$(4,407)
Member units issued in acquisition of self storage facilities (2)	2,468	720	—	—	—	—	720
Member units issued in exchange for receivables (3)	944	2,000	—	—	—	—	2,000
Members units issued to repay borrowings and related party payables (4)	1,466	259	—	—	—	—	259
Member units granted to employees (5)	—	1,205	—	—	—	—	1,205
Member contributions (6)	14,986	4,705	—	—	—	—	4,705
Redemption of units (7)	(21)	(223)	—	—	—	—	(223)
Redemption of units in exchange for note payable (8)	—	(3,700)	—	—	—	—	(3,700)
Redemption of units in exchange for land at book value (9)	(846)	—	—	—	—	—	—
Distribution of equity ownership in Extra Space Development	—	—	—	—	—	(9,000)	(9,000)
Distribution of note receivable from Centershift	—	—	4,493	—	—	(4,493)	—
Return earned on Class B, C and E Units	—	—	—	—	—	(7,180)	(7,180)
Net loss	—	—	—	—	—	(17,181)	(17,181)

Balance at August 16, 2004	45,105	58,466	—	—	—	(91,268)	(32,802)
Company
Issuance of common shares in exchange for units (10)	(40,732)	(43,953)	—	79	84,606	—	40,732
Redemption of units (11)	(4,373)	(14,513)	—	—	—	—	(14,513)
Adjustment to establish minority interest in Operating Partnership	—	—	—	—	(8,481)	—	(8,481)
Deconsolidation of Extra Space Development real estate assets	—	—	—	—	7,515	—	7,515
Issuance of common shares for cash, net of offering costs	—	—	—	233	264,242	—	264,475
Net loss	—	—	—	—	—	(964)	(964)
Loss on early redemption of Fidelity minority interest	—	—	—	—	—	(1,478)	(1,478)
Dividend paid on common stock at $0.1113 per share	—	—	—	—	—	(3,468)	(3,468)

Balance at September 30, 2004	$—	$—	$—	$312	$347,882	$(97,178)	$251,016

(1)	Balance at December 31, 2003 consisted of 11,208,161 C Units, 14,900,000 E Units, 57,555,105 A Units and 48,274,083 B Units
(2)	Member Units issued in acquisition of self storage facilities consisted of 2,467,715 C Units, 1,593,665 A Units and 241,513 B Units
(3)	Member Units issued in exchange for receivables consisted of 944,370 C Units and 6,666,667 A Units
(4)	Members Units issued to repay borrowings and related party payables consisted of 1,466,250 C Units and 862,500 A Units
(5)	Member Units granted to employees consisted of 4,016,838 A Units
(6)	Member contributions consisted of 14,985,500 C Units, 10,015,000 A Units and 1,700,000 B Units
(7)	Redemption of Units consisted of 20,835 C Units, and 222,500 B Units
(8)	Redemption of Units in exchange for note payable consisted of 3,000,000 A Units and 1,141,064 B Units
(9)	Redemption of Units in exchange for land at book value consisted of 846,396 C Units
(10)	Issuance of 7,939,950 common shares and 3,888,843 CCUs in exchange for 25,832,407 C Units, 14,900,000 E Units, 77,474,775 A Units and 34,339,370 B Units
(11)	Redemption of Units consisted of 4,372,358 C Units, 70,000 A Units and 14,735,162 B Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Company	Predecessor
	Nine-Month Period Ended September 30,	Nine-Month Period Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(18,145)	$(9,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest—Fidelity preferred return	3,136	3,070
Loss allocated to minority interests	(2,377)	(996)
Depreciation and amortization	10,823	4,586
Amortization of discount on putable preferred interests in consolidated joint ventures	1,043	865
Member units granted to employees	1,205	—
Gain on sale of real estate assets	(1,749)	(672)
Distributions from real estate ventures in excess of earnings (earnings in excess of distributions)	217	(10)
Accrued interest on advances to Centershift	—	(175)
Increase (decrease) in cash due to changes in:
Receivables from related parties	(2,934)	846
Payables to related parties	(4,876)	(995)
Other assets	1,381	665
Accounts payable	1,615	(967)
Other liabilities	(4,539)	(1,509)

Net cash provided by (used in) operating activities	(15,200)	(5,095)

Cash flows from investing activities:
Acquisition of real estate assets	(218,194)	—
Development and construction of real estate assets	(22,046)	(50,399)
Proceeds from sale of real estate assets	7,896	6,186
Investments in real estate ventures	(82)	(1,077)
Payments from (advances to) Centershift and Extra Space Development	3,562	(500)
Purchase of equipment	(1,375)	(627)
Increase (decrease) in cash resulting from de-consolidation of real estate assets	449	—
Change in restricted cash	(6,322)	(853)

Net cash used in investing activities	(236,112)	(47,270)

Cash flows from financing activities:
Proceeds from borrowings	376,343	87,828
Payments on borrowings	(305,931)	(54,135)
Deferred financing costs	(8,794)	(156)
Payments on other liabilities	(16)	(106)
Net advances from (payments to) related parties and putable preferred interests in consolidated joint ventures	(29,590)	10,184
Member units issued in exchange for cash	19,691	5,775
Return paid on member units	(7,180)	(1,436)
Redemption of units	(19,130)	(556)
Minority interest investments	8,086	1,950
Minority interest distributions	(30)	(527)
Distributions to Operating Partnership unit holders	(304)	—
Proceeds from issuance of common shares, net	264,475
Dividends paid on common stock	(3,468)
Redemption of Fidelity minority interest	(15,558)	—
Preferred return paid to Fidelity	(7,022)	(1,950)

Net cash provided by financing activities	271,572	46,871

Net decrease in cash	20,260	(5,494)
Cash, beginning of period	11,746	6,461

Cash, end of period	$32,006	$967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Extra Space Storage Inc. (“ESSI”) (together with its subsidiaries, the “Company”) completed an initial public offering of its common stock on August 17, 2004, pursuant to which it sold 20,200,000 shares of common stock, with proceeds to the Company of approximately $234,825, net of issuance costs of $17,675. As part of the offering, the Company granted the underwriters the right to purchase up to 3,030,000 additional shares within thirty days after the offering to cover any over-allotments. On September 1, 2004, the underwriters exercised their right and purchased an additional 3,030,000 shares of common stock with proceeds to the Company of approximately $35,224, net of issuance costs of $2,651. The Company also paid additional issuance costs of $5,574.

In connection with the closing of the initial public offering, the Company also consummated various formation transactions. These formation transactions are described in detail in this report and in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) in connection with the initial public offering (the “Registration Statement”). The Company succeeded to the business conducted by Extra Space Storage LLC (the “Predecessor”), a Delaware limited liability company. The financial statements covered in this report represent the results of operations and financial condition of the Predecessor for the three and nine months ended September 30, 2003 and the period from January 1, 2004 through August 16, 2004, and the results of operations and financial condition of the Company for the period August 17, 2004 through September 30, 2004.

In connection with the initial public offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these Units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership (“OP”) units, 3,888,843 contingent conversion shares (“CCSs”) and 200,046 contingent conversion units (“CCUs”) and $18.9 million in cash. As a result of this exchange, the Predecessor became a wholly-owned subsidiary of Extra Space Storage LP (the “Operating Partnership”), which is a 92.95% subsidiary of ESSI. The transaction did not result in a change in the carrying value of the Predecessor’s assets and liabilities because the exchange was accounted for at historical cost as a transfer of assets between companies under common control.

Basis of presentation

ESSI is a newly organized, self-administered and self-managed real estate investment trust (“REIT”). ESSI was formed as a Maryland corporation on April 30, 2004 to operate, acquire and develop self-storage properties located throughout the United States.

The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP, a Delaware limited partnership (the “Operating Partnership”). The Company holds the sole 1% general partner interest in the Operating Partnership. As of September 30, 2004, the Company also holds a 91.95% limited partnership interest in the Operating Partnership.

The accompanying unaudited condensed consolidated financial statements of the Company and the the Predecessor have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

consolidated financial statements and related notes thereto included in the Company’s Registration Statement.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and those adjustments resulting from the initial public offering and formation transactions, which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

The results of operations for the period from August 17, 2004 to September 30, 2004 and January 1, 2004 to August 16, 2004 and the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for any future period or the full year. The consolidated balance sheet at December 31, 2003 was derived from the audited consolidated financial statements contained in the Company’s Registration Statement and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Reclassifications

Certain amounts from the prior periods presented have been reclassified to conform to current period presentation. The reclassifications had no impact on total assets, liabilities, members’ and shareholders’ equity or net loss.

Net loss per share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. For the periods prior to the initial public offering on August 17, 2004, the weighted average number of common shares outstanding includes Class A units as if the Class A units had been converted to common stock using the initial public offering conversion ratio of one Class A unit to 0.08 shares of common stock. Options to purchase 1,324,000 shares of common stock at $12.50 per share were outstanding at September 30, 2004. No options were included in the computation of diluted net loss per share for the period ended September 30, 2004, because the effect would have been antidilutive.

The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

A dividend of $0.1113 per share was paid in September 2004.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

2.	REAL ESTATE ASSETS

The following summarizes the real estate assets of the Company and the Predecessor as of:

	September 30, 2004	December 31, 2003
	(Unaudited)
Land	$175,191	$75,020
Buildings and improvements	503,892	210,708
Intangible lease rights	3,400	—
Intangible assets—tenant relationships	11,546	990

	694,029	286,718
Less: accumulated depreciation and amortization	(23,254)	(12,284)

Net operating real estate assets	670,775	274,434
Real estate under development	8,949	79,940

Net real estate assets	$679,724	$354,374

3.	ACQUISITIONS

In January 2004, the Predecessor acquired its joint venture partner’s interest in a self-storage facility in Manteca, California for $3,436. The Predecessor issued 778,102 Class C units valued at $778 and 457,706 Class A units valued at $137, assumed existing debt of $2,453 and other liabilities of $68 associated with the property. Also in January, 2004, the Predecessor purchased an office park from members in Worcester, Massachusetts for $2,800. The Predecessor issued 510,000 Class C units valued at $510 and 300,000 Class A units valued at $90, assumed $2,081 of existing debt and issued notes payable of $119.

In February 2004, the Predecessor purchased five self-storage facilities located in Massachusetts for cash totaling $34,150. Also in February 2004, the Predecessor purchased four self-storage facilities located in Maryland, New Jersey and Pennsylvania for cash totaling $45,100. All nine facilities were purchased from third parties.

On March 31, 2004, the Predecessor purchased a self-storage facility in Marshfield, Massachusetts from members and third parties for $5,278. The Predecessor issued 724,544 Class C units valued at $725; 241,513 Class B units valued at $242, and 568,271 Class A units valued at $171. The Predecessor assumed debt of $3,705 and issued notes payable of $436.

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

On August 17, 2004, the Company completed the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which currently own an aggregate

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

of 30 self-storage properties, for an aggregate of approximately $35.8 million in cash and 114,928 OP Units issued by the Operating Partnership valued at $1,437.

On August 19, 2004, the Company completed its acquisition of one self-storage property located in Mesa, Arizona, and one self-storage property in Riverside, California from a third party. The Company paid cash of $4,314 and assumed debt of $4,386.

On August 23, 2004, the Company completed the acquisition of joint venture interests held by affiliates of the Moss Group in two joint ventures, which currently own two self-storage properties, for approximately $184 in cash and 1,006,684 OP Units valued at $12,584.

On August 26, 2004, the Company completed its acquisition of one self-storage property located in Bronx, New York from a third party for cash of $14,175.

On August 27, 2004, the Company completed its acquisition of 26 self-storage properties from Storage Spot Properties No. 1, L.P. and Storage Spot Properties No. 4, L.P. for cash of approximately $146.5 million. In addition, the seller may be entitled to receive up to an additional $5 million based on the operating performance of the 26 properties for the 12 months ending December 31, 2005. Any additional amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

The following table reflects the unaudited results of the Company’s and the Predecessor’s operations on a pro forma basis as if the acquisitions referred to in the preceding paragraphs had been completed on January 1, 2003. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated on January 1, 2003, nor is it necessarily indicative of future operating results.

	Three Months Ending September 30,		Nine Months Ending September 30,
	2004	2003	2004	2003
Revenues	$21,279	$21,316	$62,861	$61,381
Net income (loss)	$1,339	$700	$(897)	$2,552

4.	INVESTMENTS IN REAL ESTATE VENTURES

At September 30, 2004, and December 31, 2003, the Company and the Predecessor held minority investments in Extra Space West One LLC (“ESW”), which owns self-storage facilities in California, Florida, and Utah and Extra Space Northern Properties Six, LLC (“ESNPS”), which owns properties in California, Massachusetts, New Hampshire, New Jersey and New York.

At December 31, 2003, the Predecessor held a minority investment in Extra Space East One LLC (ESE), which owns self-storage facilities in Massachusetts, New Jersey, and Pennsylvania. The Predecessor acquired its joint venture partner’s interest in ESE on May 4, 2004.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

In addition to the Company’s and the Predecessor’s investments in ESE, ESW and ESNPS, the Company and the Predecessor also held 20-50% investments in other entities which own self-storage facilities.

In these joint ventures, the Company, the Predecessor and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company and the Predecessor would receive a higher percentage of the excess cash/profits than its equity interest.

To the extent that properties were sold/transferred into these ventures that did not qualify for sales treatment, those properties are reflected as being owned by the Predecessor in the consolidated financial statements with the joint venture partners’ interests in these properties reflected as minority interests and putable preferred interests in consolidated joint ventures.

On August 12, 2004, the Predecessor sold its minority equity interest in a storage facility in Laguna Hills, California to its joint venture partner for cash of $1,490 and repayment of a $2,000 related party payable, resulting in a gain of $1,920.

Investments in real estate ventures of the Company and the Predecessor consist of the following:

	Excess Profit Participation %	Equity Ownership %	Company	Predecessor
			September 30, 2004	December 31, 2003
ESE	40%	5%	$—	$714
ESW	40%	5%	2,200	2,369
ESNPS	35%	10%	2,147	2,424
Other minority owned properties	25–50%	20–50%	1,036	2,931

			$5,383	$8,438

Equity in earnings of real estate ventures of the Company and the Predecessor consists of the following for the periods ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Equity in earnings of ESE	$—	$(42)	$19	$15
Equity in earnings of ESW	272	275	696	702
Equity in earnings (losses) of ESNPS	38	56	(45)	89
Equity in earnings (losses) of other minority owned properties	94	129	427	483

	$404	$418	$1,097	$1,289

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

5.	OTHER ASSETS

The following summarizes the other assets of the Company and the Predecessor as of:

	Company	Predecessor
	September 30, 2004	December 31, 2003
Equipment and fixtures	$6,841	$3,443
Less: accumulated depreciation	(4,105)	(1,817)
Deferred financing costs, net	7,311	1,696
Capitalized advertising costs, net	779	976
Prepaid expenses and escrow deposits	1,805	754
Other miscellaneous	1,388	517

	$14,019	$5,569

6.	OTHER LIABILITIES

The following summarizes the other liabilities of the Company and the Predecessor as of:

	Company	Predecessor
	September 30, 2004	December 31, 2003
Deferred rental income	$4,416	$1,959
Accrued interest	767	675
Other accrued liabilities	2,406	512
Other liabilities	39	2,130

	$7,628	$5,276

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

7.	BORROWINGS

The following summarizes the borrowings of the Company and the Predecessor as of:

	Company	Predecessor
	September 30, 2004	December 31, 2003
$24,000 of revolving lines of credit bearing interest at Prime (4.75% at September 30, 2004 and 4.0% at December 31, 2003). The outstanding principal balance of the lines of credit was due between March 31 and July 31, 2004. The lines of credit were paid off in August, 2004.	$—	$18,921

$100,000 revolving line of credit bearing interest at LIBOR plus 1.75% (3.59% at September 30, 2004 and 2.87% at December 31, 2003). The outstanding principal balance of the line of credit is due September 9, 2007. The line of credit is collateralized by mortgages on real estate assets.	$9,758	$—

Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 12%. The loans are collateralized by mortgages on real estate assets and the assignment of rents, personal guarantees of a shareholder of the Company, and a $2,400 letter of credit, which is supported by a $2,400 deposit made by a third party. Principal and interest payments are made monthly with all outstanding principal and interest due between September 1, 2005 and October 1, 2013.	347,199	24,989

Mortgage and construction loans with banks bearing interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.75% (3.59% and 2.87% at September 30, 2004 and December 31, 2003, respectively) and LIBOR plus 3.0% (4.84 and 4.12% at September 30, 2004 and 4.12% December 31, 2003, respectively). Interest rates based on Prime are between Prime (4.75% at September 30, 2004 and 4.0% at December 31, 2003) and Prime plus 1.0%. Loans are collateralized by mortgages on real estate assets and the assignment of rents, personal guarantees of a shareholder of the Company, and a $2,400 letter of credit, which is supported by a $2,400 deposit made by a third party. Principal and interest payments are made monthly with all outstanding principal and interest due between October 20, 2004 and August 24, 2009.	97,066	229,395

Promissory notes bearing interest between 9% and 12%. Principal and interest are paid monthly with principal due on demand. These promissory notes were paid off in August, 2004.	—	503

	$454,023	$273,808

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Substantially all of the Company’s and the Predecessor’s real estate assets are pledged as collateral for the borrowings detailed above.

During the nine months ended September 30, 2004, the Company and the Predecessor refinanced approximately $148 million of borrowings. Associated with this refinancing, approximately $700 of unamortized deferred financing costs associated with the loans that were repaid were written off, and approximately $3,150 of defeasance costs was paid. The $700 of deferred financing and $2,723 of defeasance costs are included in interest expense in the consolidated statement of operations of the Company and the Predecessor. An additional $427 of defeasance was included in the purchase price of a property acquisition.

On August 26, 2004, the Company closed a $37.0 million variable rate mortgage. This mortgage is collateralized by five properties and bears interest at a variable rate equal to LIBOR plus 1.75% and matures in three years after inception with a two year extension available at the Company’s option.

On August 27, 2004, the Company entered into a new $111.0 million senior 4.65% fixed rate mortgage in conjunction with the purchase of 26 self-storage properties.

On September 9, 2004, the Company, as guarantor, and its Operating Partnership entered into a $100 million revolving line of credit, which includes a $10 million swingline subfacility (the “Credit Facility”). The Credit Facility is initially collateralized by 16 self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of September 30, 2004, the Credit Facility has approximately $56 million of availability based on the assets collateralizing the Credit Facility.

8.	RELATED PARTY TRANSACTIONS

The Company’s and the Predecessor’s management agreements provide for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities. The Company and the Predecessor earn interest income during the development period equal to 10% of its net investment in the development property. The Company and the Predecessor earn development fees of 4-5% of budgeted costs on developmental projects and acquisition fees of 1% of the gross purchase price or the completed costs of development of acquired properties.

During the three and nine months ended September 30, 2004 and 2003, the Company and the Predecessor recognized management fee revenues of $89 and $518 and $246 and $799, respectively, relating to ESE and ESW. During the three and nine months ended September 30, 2004 and 2003, the Company and the Predecessor recognized $0 and $161 and $0 and $478, respectively of development fee revenues relating to ESE and ESW.

During the three and nine months ended September 30, 2004 and 2003, the Company and the Predecessor recognized $101 and $283 and $64 and $190 of management fee revenue relating to ESNPS.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

The Company and the Predecessor recognize revenue on various transactions with properties partially owned by the Company and the Predecessor or by shareholders or members of the Company and the Predecessor. These transactions are in addition to revenues recognized from ESE, ESW and ESNPS. The following summarizes these transactions for the Company and the Predecessor for the three and nine months ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Management fees	$78	$73	$225	$212
Development fees	250	—	398	—
Acquisition fees	—	—	90	37
Interest income from development properties	—	28	12	79

	$328	$101	$725	$328

During the three and nine months ended September 30, 2004 and 2003, management fee expense of $0 and $2,775 and $2,300 and $7,150, respectively, was recorded for services provided to support the Company’s and the Predecessor’s self-storage facilities by Extra Space Management, Inc. (ESMI), a corporation that shared common ownership with the Predecessor, including shareholders who were officers of the Predecessor. Under this agreement, ESMI provided employees who supported the operations of existing self-storage facilities and the acquisition and development of new self-storage facilities by the Predecessor. On March 31, 2004, the Predecessor purchased all of the outstanding common stock of ESMI for its net book value of $184. ESMI had equipment and fixtures of $256, other assets of $736 and liabilities of $808.

The following summarizes the related party balances of the Company and the Predecessor at:

	Company	Predecessor
	September 30, 2004	December 31, 2003
Receivables:
Loans to properties	$—	$955
Receivable from Extra Space Development	—	—
Development and management fees receivable	714	781
Other receivables from related parties	—	330

	$714	$2,066

Payables:
Advances from members	$—	$8,369
Advances from joint venture partner	—	15,508
Other payables to related parties	—	947

	$—	$24,824

Receivables from related parties consist of loans to properties in which the Company and the Predecessor has no equity interest and development and management fee receivables. Payables to related parties consist primarily of amounts advanced by members of the Predecessor; in addition, a joint venture partner has made advances to the Predecessor in the form of mortgage loans used to purchase land and self-storage facilities. These related party receivables and payables bear interest at 9-12.5% and are due upon demand.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

As discussed in Note 7, one member of the Company and the Predecessor has guaranteed certain borrowings of the Predecessor. The Predecessor did not pay any fees for these guarantees.

During 2002, the Predecessor distributed software with a net book value of $699 to the Class A unit holders. Those members contributed the software to a newly formed company, Centershift. During 2003 and 2002, the Predecessor advanced Centershift a total of $4,055 under the terms of a convertible note, which bears interest at 9%. The note receivable from Centershift was distributed and reflected as a reduction of members’ equity at December 31, 2003. On January 1, 2004, the Predecessor distributed the $4,493 (including accrued interest of $438) note receivable from Centershift to the Predecessor’s Class A members.

On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development (“ESD”), a consolidated subsidiary, to the Class A members. ESD owns 13 early-stage development properties, two parcels of undeveloped land, and a note receivable. The net book value of the distributed properties and related liabilities was approximately $15,000. The Predecessor retained a receivable of $6,212 from ESD and recorded a net distribution of $9,000. In September 2004, ESD repaid the amounts due the Company using funds obtained through new loans on unencumbered properties. Through August 16, 2004, the Predecessor was required to continue consolidating certain of the properties due to financial guarantees. Concurrent with the initial public offering, the Company was released from all guarantees, and the properties were deconsolidated as of August 16, 2004 (Note 9). The Company does not intend to purchase these properties in the future.

The Company has determined that it has a variable interest in properties in which it does not have an equity investment or interest, and in which it is not the primary beneficiary. This variable interest is a result of management and development contracts that are held by the Company. The variable interest is limited to the management and development fees and there is not any additional loss that can be attributed to the Company.

9.	PUTABLE PREFERRED INTERESTS IN CONSOLIDATED JOINT VENTURES AND OTHER MINORITY INTERESTS

On August 17, 2004, the Company purchased its joint venture partner’s 49.5% interest in Extra Space Properties Three, LLC. Prior to the purchase of its joint venture partner’s interest, the Predecessor owned a 50.5% interest in Extra Space Properties Three, LLC. This arrangement provided for a preferred return of 12% on certain capital provided by both the Predecessor and the joint venture partner, and thereafter returns are split based upon percentage residual interests.

The Company also purchased its joint venture partner’s interests in 15 other self-storage facilities on August 17, 2004. The Predecessor had entered into these joint venture agreements with other entities controlled by Equibase Mini Warehouse. These arrangements provided for a preferred return of either 10% or 12%, depending on the specific agreement, on certain capital provided by the joint venture partner and thereafter returns are split based on the indicated percentage interests (generally 40% to the Predecessor and 60% to the investors).

Prior to the buyout of the Company’s joint ventures partners (entities controlled by Equibase Mini Warehouse), the Predecessor and/or a significant unitholder provided certain financial guarantees to the secured lender (generally providing for performance under the loan including principal and interest payments), or to support a put right on a portion of the joint venture partner’s interest after a fixed period (generally either three or five years), that effectively provided for a return on and of the preferred portion of their investment. In addition, after a fixed period (generally either three or five years) the joint venture had the right to redeem the preferred capital at an amount equal to its unreturned contribution plus any accrued preferred return. Upon exercise of the put or call on the preferred portion of their investment, the joint venture investors would continue to hold their residual equity interests. As a result of the put rights and guarantees, the Predecessor consolidated the properties and related debt until the put rights and guarantees were satisfied or have expired. At

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

December 31, 2003, all the joint venture properties were consolidated. The financial guarantees to the secured lender would generally expire upon satisfaction of the related loan at maturity or refinancing. The put rights and related guarantees have no stated maturity and would only expire upon exercise or through redemption of the preferred interests through a capital event.

On August 17, 2004, the Company completed the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which currently own an aggregate of 30 self-storage properties, for an aggregate of approximately $35.8 million in cash and 114,928 OP Units issued by the Operating Partnership valued at $1,437.

Upon completion of the initial public offering, the Company has been released of all puts and guarantees relating to the remaining Equibase joint ventures. These guarantees and puts were transferred to Extra Space Development and a shareholder of the Company. Accordingly, these properties were deconsolidated as of August 17, 2004. The operating results through August 16, 2004 relating to the properties that were deconsolidated are included in the Company’s Statements of Operations.

During the three and nine month periods ended September 30, 2004 and 2003, the Predecessor reflected interest expense on the putable preferred interests of $1,114 and $1,342 and $4,227 and $3,583, including amortization of discounts ascribed at issuance for the periods of $140 and $324 and $1,043 and $865, respectively.

During the formation of ESE and ESW, the Predecessor agreed to guarantee the financial performance of certain properties which were acquired on behalf of those entities. As a result of these guarantees, the Predecessor consolidated these properties until these performance guarantees were satisfied or expired. During 2003, the guarantees related to two properties were either satisfied or expired. During the nine months ended September 30, 2003, the Predecessor recognized $979 of expense, related to these guarantees. These amounts are classified as a component of unrecovered development / acquisition costs and support payments. At September 30, 2004 and December 31, 2003, there were no active guarantees related to these properties.

The Company continues to consolidate a property in Pico Rivera, California in which neither the Company or the Predecessor has any equity or profits interest. The property was owned by the Predecessor, and sold at cost to certain former members of the Predecessor. However, the Company and the Predecessor continue to guarantee the mortgage loan on the property, and therefore, will continue to consolidate the property’s operations until the loan guarantee is satisfied or released.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

The following table summarizes the putable preferred interests in consolidated joint ventures and other minority interests of the Company and the Predecessor:

	Company	Predecessor
	September 30, 2004	December 31, 2003
Putable Preferred Interests:
Extra Space Properties Three, LLC	$—	$7,880
Equibase Mini Warehouse joint ventures	—	29,963
Less discount	—	(4,409)

Total	$—	$33,434

Other Minority Interests
Extra Space Properties Three, LLC	$—	$977
Equibase Mini Warehouse joint ventures	—	3,060
ESE and ESW	—	—
Other	—	387

Total	$—	$4,424

10.	REDEEMABLE MINORITY INTEREST—FIDELITY

Through September 30, 2004, the Predecessor, through a consolidated subsidiary, Extra Space Properties Four, LLC, had received net cash proceeds of $14,156 (net of transaction costs of $1,403) from FREAM No. 39, LLC and Fidelity Pension Fund Real Estate Investments (collectively, Fidelity). The Predecessor was accreting the discount related to the transaction costs over the five year period ending November 25, 2006, the first date the investment is redeemable by Fidelity.

This investment earned a 22% preferred return, of which, 9% was payable quarterly with the remainder payable upon redemption. The earliest date at which the investment could be repaid without penalty at the option of the Company was November 25, 2004. The investment was redeemable November 25, 2006 at the option of Fidelity. As of December 31, 2003, the Predecessor owed Fidelity $3,810, in unpaid preferred return which had been accrued and was included in the redeemable minority interest-Fidelity.

On September 9, 2004, the Operating Partnership completed its acquisition of the preferred equity interest held by Fidelity in Extra Space Properties Four LLC. This interest was acquired for approximately $21,530 in cash, which included the preferred return through November 25, 2004 without penalty.

11.	MINORITY INTEREST IN OPERATING PARTNERSHIP

The minority interest in the Operating Partnership represents OP Units that are not owned by the Company, which, at September 30, 2004 totaled to 8.05% of the outstanding units (8.84% as of August 17, 2004). In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units (“OP units”). Limited partners who received OP units in the formation transactions have the right, commencing on or after August 17, 2005, to require the Operating Partnership to redeem part or all of their OP units for

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

cash based upon the fair market value of an equivalent number of shares of common stock at the time of the redemption. Alternatively, the Company may elect to acquire those OP units in exchange for shares of common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. Upon consummation of the offering, 8.84% of the carrying value of the net assets of the Predecessor was allocated to the minority interest. As of September 30, 2004, the Operating Partnership had 2,730,050 OP units outstanding.

12.	MEMBER UNITS GRANTED TO EMPLOYEES

During April, 2004, the Predecessor granted 4,019,837 Class A Units, valued at $0.30/unit, to certain employees, resulting in a compensation charge of $1,205.

13.	EQUITY-BASED COMPENSATION

In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following illustrates the pro forma effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per share information):

	Company	Predecessor	Company	Predecessor
	Three-Month Period Ended September 30,	Three-Month Period Ended September 30,	Nine-Month Period Ended September 30,	Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders	$(8,020)	$(5,166)	$(25,381)	$(13,877)
Deduct: Stock-based compensation expense determined under fair value method for all awards	(48)	$—	$(48)	$—

Proforma net loss	$(8,068)	$(5,166)	$(25,429)	$(13,877)

Loss per common share
Basic—as reported	$(.53)	$(1.15)	$(2.59)	$(3.09)
Basic—proforma	$(.53)	$(1.15)	$(2.59)	$(3.09)
Diluted—as reported	$(.53)	$(1.15)	$(2.59)	$(3.09)
Diluted—proforma	$(.53)	$(1.15)	$(2.59)	$(3.09)

Under the terms of the Company’s stock option plan, the exercise price of an option shall be determined by the Compensation Committee and reflected in the applicable award agreement. The exercise price with respect to incentive stock options may not be lower than 100% (110% in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plan) of the fair market value of the common stock on the date of grant. Each option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed 10 years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plan). Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Compensation Committee at the time of grant, such stock options shall vest ratably over a four-year period beginning on the date of grant.

14.	SEGMENT INFORMATION

The Company and the Predecessor operate in two distinct segments, Property Management and Development and Rental Operations. Financial information for the Company’s and the Predecessor’s business segments is set forth below:

	Company	Predecessor	Company	Predecessor
	Three-Month Period Ended September 30,	Three-Month Period Ended September 30,	Nine-Month Period Ended September 30,	Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Statement of Operations
Total revenues
Property management and development	$632	$714	$2,476	$2,632
Rental operations	17,536	8,420	40,547	24,051

	$18,168	$9,134	$43,023	$26,683

Operating expenses, including depreciation and amortization
Property management and development	$3,038	$2,740	$9,992	$7,397
Rental operations	11,770	5,337	27,797	15,500

	$14,808	$8,077	$37,789	$22,897

Gain on sale of real estate ventures
Property management and development	$1,920	$—	$1,749	$672

Equity in earnings of real estate ventures
Rental operations	$404	$418	$1,097	$1,289

Income (loss) before interest and minority interest
Property management and development	$(486)	$(2,026)	$(5,767)	$(4,093)
Rental operations	6,170	3,501	13,847	9,840

	$5,684	$1,475	$8,080	$5,747

Depreciation and amortization expense
Property management and development	$133	$7	$161	$20
Rental operations	4,924	1,681	10,662	4,566

	$5,057	$1,688	$10,823	$4,586

Interest expense
Property management and development	$188	$55	$324	$168
Rental operations (1)	10,504	4,648	25,141	13,308

	$10,692	$4,703	$25,465	$13,476

Statement of Cash Flows
Acquisition of real estate assets
Property management and development			$(218,194)	$—

Development and construction of real estate assets
Property management and development			$(22,046)	$(50,399)

(1)	Includes $951 and $2,723 for the three and nine months ending September 30, 2004 of loss on debt extinguishment.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

	Company	Predecessor
	September 30, 2004	December 31, 2003
Balance Sheet
Investment in real estate ventures
Rental operations	$5,383	$8,438
Total Assets
Property management and development	43,586	82,483
Property operations	694,014	301,268

	$737,600	$383,751

15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During 2002, the Predecessor distributed software with a net book value of $699 to the Class A unit holders. Those members of the Predecessor contributed the software to a newly formed company, Centershift. During 2003 and 2002, the Predecessor advanced Centershift a total of $4,055 under the terms of a convertible note, which bears interest at 9%. The note receivable from Centershift was classified as a reduction of members’ equity at December 31, 2003. On January 1, 2004, the Predecessor distributed the $4,493 (including accrued interest of $438) note receivable from Centershift to the Predecessor’s Class A members.

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

In January 2004, the Predecessor acquired its joint venture partner’s interest in a self-storage facility in Manteca, California for $3,436. The Predecessor issued 778,102 Class C units valued at $778 and 457,706 Class A units valued at $137, assumed existing debt of $2,453 and other liabilities of $68 associated with the property. Also in January 2004, the Predecessor purchased an office park from members in Worcester, Massachusetts for $2,800. The Predecessor issued 510,000 Class C units valued at $510 and 300,000 Class A units valued at $90, assumed $2,081 of existing debt and other liabilities and issued notes payable of $119.

During January 2004, the Predecessor exchanged one parcel of undeveloped land for 846,396 Class C units valued at $846.

On January 1, 2004, a member contributed a $2,944 receivable in exchange for additional equity. The Predecessor issued 6,666,667 Class A units valued at $2,000 and 944,370 Class C member units valued at $944. This receivable was contributed to ESD prior to the distribution of the Predecessor’s equity ownership in ESD

During the March, 2004, the Predecessor issued 862,500 Class A units valued at $259 and 1,466,250 Class C units valued at $1,466 to members and third parties in full payment of $1,725 of borrowings and related party payables.

On March 31, 2004, the Predecessor purchased all of the outstanding common stock of ESMI for its net book value of $184. ESMI had equipment and fixtures of $256, other assets of $736 and liabilities of $808.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

On March 31, 2004, the Predecessor purchased a self-storage facility in Marshfield, Massachusetts from members and third parties for $5,278. The Predecessor issued 724,544 Class C units valued at $725; 241,513 Class B units valued at $242, and 568,271 Class A units valued at $171. The Predecessor assumed debt and other liabilities of $3,705 and issued notes payable of $436.

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

On June 1, 2004, the Predecessor issued a $3,700 note payable to Mini-Warehouse, LLC to redeem 1,141,064 Class B units and 3,000,000 Class A units.

On August 17, 2004, the Company completed the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which currently own an aggregate of 30 self-storage properties, for an aggregate of approximately $35.8 million in cash and 114,928 OP Units issued by the Operating Partnership valued at $1,437.

On August 19, 2004, the Company completed its acquisition of one self-storage property located in Mesa, Arizona, and one self-storage property in Riverside, California from a third party. The Company paid cash of $4,314 and assumed debt of $4,386.

On August 23, 2004, the Company completed the acquisition of joint venture interests held by affiliates of the Moss Group in two joint ventures, which currently own two self-storage properties, for approximately $184 in cash and 1,006,684 OP Units valued at $12,584.

On August 26, 2004, the Company completed its acquisition of one self-storage property located in Bronx, New York from a third party for cash of $14,175.

On August 27, 2004, the Company completed its acquisition of 26 self-storage properties from Storage Spot Properties No. 1, L.P. and Storage Spot Properties No. 4, L.P. for cash of approximately $146.5 million. In addition, the seller may be entitled to receive up to an additional $5 million based on the operating performance of the 26 properties for the 12 months ending December 31, 2005. Any additional amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

As a result of the distribution of the Predecessor’s equity ownership in Extra Space Development (“ESD”), and the release of all puts and guarantees on August 16, 2004, the Predecessor de-consolidated certain properties during the nine months ended September 30, 2004. The operating results through August 16, 2004 relating to the properties that were deconsolidated are included in the Company’s Statements of Operations. As a result of the deconsolidation, the following assets and liabilities were removed from the Predecessor’s accounts:

Cash	$(449)
Construction in progress	76,311
Restricted cash	192
Other assets	13,545
Liabilities	(66,287)
Putable interests	(12,214)
Minority interest	(9,613)

16.	COMMITMENTS AND CONTINGENCIES

The Company and the Predecessor have guaranteed one mortgage loan held by an unconsolidated joint venture in which the Predecessor has a non-controlling ownership interest. This guarantee was entered into prior to January 1, 2003. At September 30, 2004, the total amount of mortgage debt relating to this joint venture was $7,876. This mortgage loan matures November 20, 2004. If the joint venture defaulted on the loan, the Company may be forced to repay the loan. The Company could be reimbursed by repossessing and/or selling the self-storage facility and land that collateralizes the loan. The estimated fair market value of the encumbered assets at September 30, 2004 is $15,000. The Company and the Predecessor had recorded no liability in relation to this guarantee as of September 30, 2004 and December 31, 2003. To date the joint venture has not defaulted on its mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has guaranteed a construction loan for an unconsolidated partnership that owns a development property in Culver City, California. The property is owned by a joint venture in which certain members of management have an interest. This guarantee was entered into on May 18, 2004. At September 30, 2004, the total amount of mortgage debt relating to this joint venture was $1,739. This mortgage loan matures February 18, 2005. If the joint venture defaults on the loan, the Company may be forced to repay the loan. The Company could be reimbursed by repossessing and/or selling the self-storage facility and land that collateralizes the loan. The estimated fair market value of the encumbered assets at September 30, 2004 is $3,000. The Company has recorded no liability in relation to this guarantee as of September 30, 2004. The fair value of the guarantee is not significant. The Company is in the process of being released as the guarantor on this loan. To date the joint venture has not defaulted on its mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company and the Predecessor have been involved in routine litigation arising in the ordinary course of business. As of September 30, 2004, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Predecessor or its properties.

Extra Space Storage Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

17.	GAIN ON THE SALE OF REAL ESTATE ASSETS

On August 12, 2004, the Predecessor sold its minority equity interest in a storage facility in Laguna Hills, California to its Joint Venture partner for cash of $1,490 and repayment of a $2,000 related party payable for a total of $3,490, resulting in a gain of $1,920.

During January 2004, the Company sold a self-storage facility in Walnut, California for $6,406 to ESW. The Company recognized a loss on the sale of $171.

18.	SUBSEQUENT EVENTS

On October 4, 2004, the Company entered into a reverse interest rate swap with U.S. Bank National Association, relating to the Company’s existing $61,770 fixed rate mortgage due 2009 with Wachovia Bank. Pursuant to the swap agreement, the Company will receive fixed interest payments of 4.30% and pay variable interest payments based on the one-month LIBOR plus .0655% on a notional amount of $61,770,000. There were no origination fees or other significant costs incurred by the Company or any of its subsidiaries in connection with the swap agreement.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:

•	changes in economic conditions in the markets in which we operate

•	competition from new self-storage facilities or other storage alternatives causing rent to decline and occupancy rates to drop, or causing delays in rent up of newly developed properties

•	the delay in building or reduction of size of new developments due to zoning and permitting requirements outside of our control

•	increased competition for desirable sites

•	construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers

•	increases in the cost of labor, taxes, marketing and other operating and construction expenses

•	changes in tax laws impacting the taxability of operating and construction expenses

•	changes in tax laws impacting the taxability of future income

•	increases in interest rates increasing the cost of refinancing long term debt

•	impairment of alternatives for funding our business plan due to economic uncertainty in light of the impact of war or terrorism.

•	legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures.

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

ORGANIZATION AND OVERVIEW

On August 17, 2004, the Company closed its initial public offering, pursuant to which it sold 20,200,000 shares of common stock, with proceeds to the Company of approximately $234,825, net of issuance costs of $17,675. As part of the offering, the Company granted the underwriters the right to purchase up to 3,030,000 additional shares within thirty days after the offering to cover any over-allotments. On September 1, 2004, the underwriters exercised their right and purchased an additional 3,030,000 shares of stock with proceeds to the Company of approximately $35,224, net of issuance costs of $2,651. The Company also paid additional issuance costs of $5,574. The formation transactions outlined in the offering prospectus have been completed as described in various 8-K filings.

In connection with the initial public offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these Units for an aggregate of 7,939,950 shares of common stock, 1,608,437 operating partnership (“OP”) units, 3,888,843 CCS’s and 200,046 CCU’s and $18.9 million in cash. As a result of this exchange, the Predecessor became a wholly-owned subsidiary of

Extra Space Storage LP (the “Operating Partnership”), which is a subsidiary of ESSI. The transaction did not result in a change in the carrying value of the Predecessor’s assets and liabilities because the exchange was accounted for at historical cost as a transfer of assets between companies under common control.

The Company is an integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”) formed to continue the business of the Predecessor to own, operate, acquire, develop and redevelop professionally managed self-storage properties.

As a result of the formation transactions of the initial public offering, as well as the timing of the offering itself, we do not believe that the results of operations discussion of the Company and the Predecessor set forth in this document is necessarily indicative of our future operating results as a publicly-held REIT. The information provided only reflects the operations of the Company and the Predecessor for the three and nine-month periods ended September 30, 2004 and 2003.

In the Results of Operations discussion below, the Company has (i) combined the historical results of operations for the Predecessor for the period from January 1, 2004 through August 16, 2004 with the historical results of operations for the Company for the period from August 17, 2004 through September 30, 2004 in discussing the historical results of the operations for the Company for the nine-month period ended September 30, 2004 and has (ii) combined the historical results of operations for the Predecessor for the period from July 1, 2004 through August 16, 2004 with the historical results of operations for the Company for the period from August 17, 2004 through September 30, 2004 in discussing the historical results of the operations for the Company for the three months period ended September 30, 2004. Comparisons to the respective prior periods are to the historical results of operations of the Predecessor.

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

PROPERTIES

As of September 30, 2004, we own and operate 136 properties located in 20 states, of which 118 are wholly-owned and 18 are held in joint ventures with third parties. As of September 30, 2004, our properties contain an aggregate of approximately 8.9 million net rentable square feet of space configured in approximately 84,800 separate storage units. We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy but before it has achieved stabilization. We consider a property to be stabilized once it either has achieved an 85% occupancy rate, or has been open for four years.

The following table sets forth additional information regarding the occupancy of our stabilized properties by state as of September 30, 2004 and December 31, 2003.

Stabilized Property Data Based on Location

	Company	Proforma	Company	Proforma	Company	Proforma
Location	Number of Units as of September 30, 2004 (1)	Number of Units as of December 31, 2003	Net Rentable Square Feet as of September 30, 2004 (2)	Net Rentable Square Feet as of December 31, 2003	Square Foot Occupancy Rate % as of September 30, 2004	Square Foot Occupancy Rate % as of December 31, 2003
Wholly-Owned Properties
Arizona	480	480	57,630	57,630	94.7	84.1
California	11,177	11,175	1,166,870	1,166,967	89.3	88.1
Colorado	1,805	1,801	232,330	231,608	85.2	82.8
Florida	9,397	9,394	942,596	941,656	93.1	87.7
Georgia	2,687	2,688	357,188	357,228	86.2	83.1
Louisiana	1,411	1,411	147,900	147,900	88.0	90.1
Massachusetts	9,661	9,538	1,054,900	1,033,585	82.3	78.8
Missouri	811	808	97,817	97,517	92.4	89.8
Nevada	463	460	57,100	56,500	92.0	90.1
New Hampshire	623	623	72,600	72,600	89.4	91.6
New Jersey	8,181	8,172	806,688	805,048	88.9	85.8
New York	1,270	1,270	59,100	58,526	86.1	87.5
Pennsylvania	2,122	2,122	249,424	246,551	85.4	86.3
South Carolina	2,088	2,090	246,969	246,969	91.7	88.7
Texas	4,289	4,287	463,293	463,143	84.3	85.2
Virginia	551	551	62,215	73,310	96.6	78.6
Utah	551	551	72,750	72,750	80.7	79.5

Total Wholly Owned Properties	57,567	57,421	6,147,370	6,129,488	87.9	84.8

Properties Held in Joint Ventures
California	3,850	3,851	400,064	400,363	90.4	87.3
New Hampshire	801	801	83,675	83,675	94.1	87.1
New Jersey	1,726	1,737	166,820	166,845	86.8	81.3
New York	1,522	1,515	137,819	136,919	92.2	83.7

Total Properties Held in Joint Ventures	7,899	7,904	788,378	787,802	90.3	85.4

Total Stabilized Properties	65,466	65,325	6,935,748	6,917,290	88.2	84.9

(1) Represents unit count as of September 30, 2004 which may differ from December 31, 2003 unit total due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2004 which may differ from December 31, 2003 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties by state as of September 30, 2004, and December 31, 2003.

Lease-up Property Data Based on Location
	Company	Proforma	Company	Proforma	Company	Proforma
Location	Number of Units as of September 30, 2004 (1)	Number of Units as of December 31, 2003	Net Rentable Square Feet as of September 30, 2004 (2)	Net Rentable Square Feet as of December 31, 2003	Square Foot Occupancy Rate % as of September 30, 2004	Square Foot Occupancy Rate % as of December 31, 2003
Wholly-Owned Properties
California	2,318	2,319	267,597	267,622	71.4	51.2
Connecticut	1,373	1,377	123,765	124,540	58.6	51.0
Illinois	1,133	1,140	144,515	145,315	62.7	40.1
Massachusetts	3,507	3,511	375,005	377,505	52.8	39.0
Maryland	923	925	138,230	144,980	79.8	82.2
New Jersey	2,584	2,584	201,148	201,223	67.9	42.2
New York	2,524	2,522	198,230	207,821	77.2	62.1
Pennsylvania	1,472	1,473	174,709	186,154	85.9	82.7

Total Wholly Owned Properties	15,834	15,851	1,623,199	1,655,160	67.9	53.3

Properties Held in Joint Ventures
California	1,410	1,412	150,920	150,415	90.1	67.6
New Jersey	664	664	58,650	58,650	92.4	71.0
New York	656	657	60,020	60,070	88.6	74.4
Pennsylvania	916	916	73,125	73,125	78.2	73.9

Total Properties Held in Joint Ventures	3,646	3,649	342,715	342,260	87.7	70.7

Total Lease-up Properties	19,480	19,500	1,965,914	1,997,420	71.4	56.5

(1) Represents unit count as of September 30, 2004 which may differ from December 31, 2003 unit total due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2004 which may differ from December 31, 2003 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2004 and September 30, 2003

Overview

Results for the three and nine months ended September 30, 2004 include the operations of 142 properties (124 of which were consolidated and 18 of which were in joint ventures historically accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2003, which include the operations of 94 properties (57 of which were consolidated and 37 of which were in joint ventures historically accounted for using the equity method). Results for both periods also included equity in earnings of real estate ventures, third-party management fees, acquisition fees and development fees.

Results for the periods ending September 30, 2004 include the operating results of six properties in which the Company does not own any interest. These six properties were consolidated as a result of guarantees and/or puts for which the Company was liable. Five of the six properties were deconsolidated on August 16, 2004 upon release of all guarantees and puts. The Company will continue to consolidate one property until a loan guarantee is released. We anticipate that this guarantee will be released in the fourth quarter of 2004.

Total Revenues

Total revenues increased $9,034, or 98.9%, and $16,340, or 61.2%, for the three and nine months ended September 30, 2004, respectively. This increase was primarily due to an increase of $9,115 and $16,496, respectively, in property rental revenues.

Property rental revenues (including merchandise sales, insurance administrative fees and late fees) increased by $9,115, or 108.2% and $16,496 or 68.6%, for the three and nine months ended September 30, 2004, respectively. For the three months ended September 30, 2004, the increase in property rental revenues resulted primarily from the acquisition of 31 stabilized properties during the period as well as the continued occupancy gains of our lease-up properties and rental increases from existing customers. For the nine months ended September 30, 2004, the increase in property rental revenues resulted primarily from the acquisition of a total of 62 stabilized properties (31 properties acquired during the first six months of the year) as well as the continued occupancy gains of our lease-up properties and rental increases from existing customers.

Management fees represent 6.0% of cash collected from the management of properties owned by third parties and unconsolidated joint ventures. Management fees decreased by $136, or 27.8% and $193, or 12.7%, for the three and nine months ended September 30, 2004, respectively. The decrease in management fees was primarily due to a decrease in third party and joint venture properties managed, due to the acquisition of these properties by the Company and the Predecessor.

Acquisition fees and development fees increased by $210, or 525.0% and $93, or 16.7%, for the three and nine months ended September 30, 2004, respectively. The increase in acquisition and development fees was primarily due to an increase in joint venture development activity.

Other income decreased by $155, or 84.2% and $56, or 10.1%, for the three and nine months ended September 30, 2004, respectively. The decrease in other income from 2003 to 2004 results primarily from a decrease in interest received from Centershift on the note receivable.

Total Expenses

Total expenses increased $6,731, or 83.3%, and $14,893, or 65.0%, for the three and nine months ended September 30, 2004, respectively. This increase was in large part due to an increase of $3,191 and $6,201, respectively, in property operating expenses, an increase of $993 and $3,279, respectively, in general and administrative expenses, and an increase of $3,369 and $6,237 respectively in depreciation and amortization, offset by a decrease of $822 and $824 respectively in unrecovered development/acquisition costs and support payments.

Property Operating Expenses

Property operating expenses increased $3,191, or 87.3%, and $6,201, or 56.7%, for the three and nine months ended September 30, 2004, respectively. For the three months ended September 30, 2004, the increase in property operating expenses came primarily from the acquisition of 31 stabilized properties during the period. For the nine months ended September 30, 2004, the increase in property operating expenses came primarily from the acquisition of a total of 62 stabilized properties (31 properties acquired during the first six months of the year). The increase in property operating expenses also results from increased operating costs such as payroll, utilities, office expenses and repairs and maintenance. In addition, certain properties have experienced reassessments resulting in increased property taxes. For the nine months ended September 30, 2004, advertising and marketing expenses showed a slight increase due to increases in yellow page advertising.

Unrecovered Development/Acquisition Costs and Support Payments

Unrecovered development costs decreased $822, or 100.0%, and $824, or 54.6%, for the three and nine months ended September 30, 2004, respectively. The decrease in unrecovered development costs was due to the write-off of costs relating to budget overruns being expensed in 2003. These expenses relate to properties being developed for ESW.

General and Other Administrative Expenses

General and administrative expenses increased $993, or 52.0%, and $3,279, or 55.9%, for the three and nine months ended September 30, 2004, respectively. This increase is primarily due to an increase in payroll expenses resulting from a $1,205 non cash charge due to the grant of Class A units by the Predecessor in the second quarter and a decrease in development expenses capitalized in 2004 compared to 2003.

Depreciation and Amortization

Depreciation and amortization increased $3,369, or 200.0%, and $6,237, or 136.0%, for the three and nine months ended September 30, 2004, respectively. For the three months ended September 30, 2004, the increase came primarily from the acquisition of 31 stabilized properties during the period. For the nine months ended September 30, 2004, the increase resulted primarily from the acquisition of a total of 62 stabilized properties (31 properties acquired during the first six months of the year). In addition, four new lease-up properties were completed during the nine month period ended September 30, 2004.

Interest Expense and Loss on Debt Extinguishments

Interest expense and loss on debt extinguishments increased $5,989, or 127.3%, and $11,989, or 89.0%, for the three and nine months ended September 30, 2004, respectively. For the three months ended September 30, 2004, the increase in interest expense resulted primarily from the acquisition of 31 stabilized properties during the period. For the nine months ended September 30, 2004, the increase in interest expense resulted primarily from the acquisition of a total of 62 stabilized properties (31 properties acquired during the first six months of the year). In addition, during the three months ended September 30, 2004, $2,723 was paid for the defeasance of two CMBS loans and $700 of unamortized deferred financing costs associated with refinanced borrowings were paid, which amounts are included in interest expense.

Minority Interest-Fidelity Preferred Return

Minority interest-Fidelity preferred return decreased $122, or 11.8%, and $66, or 2.2%, for the three and nine months ended September 30, 2004, respectively. The difference was primarily due to the acquisition of this interest on September 9, 2004 for $21,530.

Loss Allocated to Operating Partnership

Loss allocated to Operating Partnership totaled $213 or 100.0% for the three and nine months ended September 30, 2004, respectively.

Loss Allocated to Other Minority Interests

Loss allocated to other minority interests increased $180, or 39.7%, and $1,168, or 117.3%, for the three and nine months ended September 30, 2004, respectively. This increase was due primarily to additional losses being allocated to the minority interests held by Equibase Mini Warehouse joint ventures in 2004.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures decreased $14, or 3.3%, and $192, or 14.9%, for the three and nine months ended September 30, 2004, respectively. This decrease was primarily due to the Predecessor purchasing its joint venture partner’s interest in 20 self storage facilities and these facilities being subsequently consolidated.

Gain on the Sale of Real Estate Assets

We sold one self-storage property for a gain of $672 in the second quarter of 2003, and sold one self-storage property for a loss of $171 in the first quarter of 2004. We sold our interest in one self-storage property for a gain of $1,920 in the third quarter of 2004.

SAME-STORE STABILIZED PROPERTY RESULTS FOR THE COMPANY AND THE PREDECESSOR

We consider our same-store stabilized portfolio to consist of only those properties owned by us at the beginning and at the end of the applicable periods presented and that had achieved stabilization as of the first day of such period. The following table sets forth operating data for our same-store portfolio for the Predecessor’s same store portfolio periods presented. We consider the following same-store presentation to be meaningful in regards to the 31 properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments. As we progress, we will have a greater population of same-store properties to which to make a comparison. Consequently, the results shown below should not be used as a basis for future same-store performance.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2004	2003		2004	2003
Same-store rental revenues	$ 5,762	$5,601	2.9%	$16,829	$16,290	3.3%
Same-store operating expenses	1,892	1,784	6.0%	5,433	5,407	0.5%
Non same-store rental revenues	11,774	2,820	317.5%	23,718	7,761	205.6%
Non same-store operating expenses	4,954	1,871	164.8%	11,703	5,528	111.7%
Total rental revenues	17,536	8,421	108.2%	40,547	24,051	68.6%
Total operating expenses	6,846	3,655	87.3%	17,136	10,935	56.7%
Number of properties included in same-store	31	31		31	31

Comparison of the Three and Nine Months Ended September 30, 2004 to the Three and Nine Months Ended September 30, 2003

Same-Store Rental Revenues. Total revenue for the 31 same-store stabilized property portfolio increased $161, or 2.9%, and $539, or 3.3%, for the three and nine months ended September 30, 2004, respectively. This increase was due to increased rental rates from existing customers, especially in the properties located in the southern California and New Jersey markets. The increase can also be explained by our ability to control discounts on a year-on-year basis. Discount control is executed utilizing the technology of STORE, which allows discounting parameters to be set on a unit-by-unit basis. The lower level of discounting, however, was not seen in all markets due to increased discounting by competitors and the need to match those discounts to gain new rental growth.

Same-Store Operating Expenses. Total operating expenses for the 31 same-store stabilized property portfolio increased $108, or 6.0%, and $26, or 0.5%, for the three and nine months ended September 30, 2004, respectively. The slight increase was due to increases in wind insurance on our Florida properties. Other operating expenses remained relatively flat in comparison to the previous year in most categories.

CASH FLOWS

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Cash used in operating activities was ($15,200) during the nine months ended September 30, 2004 compared to cash used in operating activities of ($5,095) during the nine months ended September 30, 2003. The increase in cash used was primarily due to additional lease-up properties being added to the portfolio, and the need to fund the operations of these properties.

Cash used in investing activities was ($236,112) and ($47,270) for the nine months ended September 30, 2004 and 2003, respectively. This increase is primarily the result of the acquisitions of real estate assets.

Cash provided by financing activities was $271,572 and $46,871 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 financing activities consisted primarily of net proceeds from share issuances of $264,475, additional borrowings of $376,343, including borrowings to fund the purchase of 62 stabilized properties, and the development of existing projects, offset by the repayment of $305,931 of borrowings. The 2003 financing activities consisted primarily of additional borrowings of $87,828 offset by the repayment of $54,135 of borrowings.

REVENUE OUTLOOK

The first nine months of 2004 has signaled a gradual return to increased revenues and occupancy for many operators. This was also true for the Company and the Predecessor during the third quarter, as illustrated by year-on-year same-store revenue growth.

The Company, through proactive management and usage of technology at our facilities, seeks to maximize revenue, while at the same time retaining occupancy. We experienced flat move-in activity as compared to 2003, while move-out activity was slightly lower, occupancies were therefore up slightly on a year-on-year basis. The Company also experienced slightly higher rental rates to new customers.

California and New Jersey were the strongest regions in terms of revenue growth for the nine months ended September 30, 2004, while Massachusetts was the weakest.

Discounting, though lower on a same-store portfolio comparison from 2003, remains a factor for the Company as high levels of discounting and aggressive pricing by certain competitors continued well into the third quarter of 2004. Competitors prevented us from growing revenue and controlling discounts in some markets.

Although the industry continues to face challenges, recent improvements in economic conditions and changes in industry dynamics, especially the usage of technology and utilization of real-time pricing and promotions, will continue to provide the ability for operators to grow revenues by increasing rents from existing tenants and by adding new tenants to properties at increased price levels. We are optimistic and anticipate continued improvement in the operating climate for self-storage, particularly for well-located, highly-visible, and efficiently managed self-storage properties. We will continue to enhance operational processes and implement technology solutions that will enable us to grow same-store revenues consistently over time.

EXPENSE OUTLOOK

Operating expenses increased modestly for the period ending September 30, 2004 primarily in the areas of credit card merchant fees, property taxes, and insurance. With the exception of property taxes, the Company feels these expenses are controllable and should be brought in line with prior years through proactive management. The increase in credit card merchant fees are both a positive and a negative, as it signifies customers placing their monthly rental purchases on an auto-pay format which eliminates manual processes for our site personnel.

We believe that our insurance costs are controllable to an extent, and we are hopeful that they will decrease in the future through continued refinement of our insurance and risk management processes. We also have incurred no material loss from the hurricanes that impacted the southeastern United States during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had approximately $32 million available in cash and cash equivalents. Going forward, the Company will be required to distribute at least 90% of our net taxable income, excluding net capital gains, to its stockholders on an annual basis due to maintain its qualification as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

Following our initial public offering, as part of the formation transactions, we entered into a $100 million credit facility and as of September 30, 2004 had a total of approximately $454 million of debt, producing a debt to total market capitalization of approximately 50%. Currently, total fixed rate debt to total debt is approximately 76%. The weighted average interest rate of the total of fixed and variable rate debt is approximately 4.59%.

On September 9, 2004, the Company, as guarantor, and its Operating Partnership entered into a $100 million revolving line of credit, which includes a $10 million swingline subfacility (the “Credit Facility”). The Credit Facility is initially collateralized by 16 self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of September 30, 2004, the Credit Facility has approximately $56 million of availability based on the assets collateralizing the Credit Facility.

On October 4, 2004, the Company entered into a reverse interest rate swap with U.S. Bank National Association, relating to the Company’s existing $61,770 fixed rate mortgage due 2009 with Wachovia Bank. Pursuant to the Swap Agreement, the Company will receive fixed interest payments of 4.30% and pay variable interest payments based on the one-month LIBOR plus .0655% on a notional amount of $61,770,000. There were no origination fees or other significant up front costs incurred by the Company or any of its subsidiaries in connection with the Swap Agreement.

The Company expects to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to our stockholders, distributions to holders of OP units and interest on its outstanding indebtedness out of its operating cash flow, cash on hand and from borrowings under its Credit Facility.

The Company’s long-term liquidity needs consist primarily of new facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. The Company does not expect that its operating cash flow will be sufficient to fund its long term liquidity needs and instead expects to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. The Company may also use OP Units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of distributions to our stockholders, new facility development, property acquisitions, principal payments under our secured credit facilities and non-recurring capital expenditures.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s contractual obligations as of September 30, 2004:

	Payments due by Period at September 30, 2004
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$32,391	$1,482	$3,752	$2,351	$24,806
Mortgage debt	454,023	62,396	14,640	292,169	84,818

Total contractual obligations	$486,414	$63,878	$18,392	$294,520	$109,624

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management of the Company has prepared the consolidated financial statements of the Predecessor and will prepare the consolidated financial statements for the Company in accordance with GAAP which require us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable as of the date of this quarterly report.

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

•	Investments in unconsolidated real estate ventures. We evaluate each of our real estate ventures to determine whether it is a variable interest entity under the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (revised December 2003)” which we refer to as FIN 46R. We will consolidate the variable interest entity for which we are deemed to be the primary beneficiary under FIN 46R. We account for our investments in unconsolidated real estate ventures under the equity method of accounting, as we exercise significant influence over, but do not control, these entities under the provisions of the entities’ governing agreements. These investments are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

•	Derivatives. We manage our exposure to interest rate risk through the use of cash flow hedges and recognize in earnings the ineffective portion of gains or losses associated with cash flow hedges immediately. We obtain values for the interest rate caps from financial institutions that market these instruments.

•	Allowance for doubtful accounts. We have not recorded an allowance for doubtful accounts. Substantially all of our receivables are comprised of rent due from our tenants. Historically, we have not experienced significant losses on our tenant’s receivables. However, collection of future receivables cannot be assured.

•	Stock based compensation. In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

FINANCING STRATEGY

We will continue to employ leverage in our capital structure in amounts determined from time to time by our board of directors. Although our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, it will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, the Board will consider factors including but not limited to:

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

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in note 16 of the Company’s financial statements, the Company does not currently have and have never had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed, the Predecessor has not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Based on the Company’s review of recent accounting pronouncements released during the quarter ended September 30, 2004, we have not identified any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

As of September 30, 2004, the Company had $454 million in total debt of which $107 million is subject to variable interest rates. If LIBOR were to increase by 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.1 million annually.

On a proforma basis after the reverse interest rate swap, the Company’s variable rate debt increased by $61.8 million. Based on the proforma variable rate debt of $168.8 million, a 100 basis point increase in LIBOR would result in a decrease in future earnings and cash flows by approximately $1.69 million annually.

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

The fair value of the Predecessor’s debt outstanding as of September 30, 2004 was approximately $454 million.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2004, have concluded that the Company’s disclosure controls and procedures of the Predecessor and the Company were effective to ensure the timely collection, evaluation and disclosure of information relating to the Predecessor and the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

During the three-month period ended September 30, 2004, there was no change in the Company’s or the Predecessor’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Predecessor’s or Company’s internal control over financial reporting.

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

(a) Not applicable.

(b) In connection with ESSI’s initial public offering, the former holders of Class A, Class B, Class C and Class E membership interests in the Predecessor pursuant to contribution and related agreements, contributed these membership interests to the Company and/or the Operating Partnership in exchange for an aggregate of 7,939,950 shares of ESSI’s common stock, 1,608,437 OP Units 3,888,843 CCS’s issued by us and/or 200,046 CCU’s issued by the Operating Partnership.

The Operating Partnership acquired the joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which own an aggregate of 30 properties, in part, for an aggregate of 114,928 OP Units.

The Operating Partnership acquired the joint venture interests held by affiliates of the Moss Group in two joint ventures, which own an aggregate of two properties, in part, for an aggregate of 1,006,684 OP Units.

(c) Not applicable.

ITEM 3.	DEFALTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)

3.1	(1)	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.
3.2	(1)	Bylaws of Extra Space Storage Inc.
3.3	(1)	Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP
3.4	(1)	Declaration of Trust of ESS Holdings Business Trust I
3.5	(1)	Declaration of Trust of ESS Holdings Business Trust II
10.1	(1)	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto
10.2	(1)	License between Centershift Inc. and Extra Space Storage LP
10.3	(1)	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space Properties Eight LLC
10.4	(1)	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space Properties Three LLC
10.5	(1)	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space of New Jersey, L.L.C.
10.6	(1)	Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Northborough LLC, Extra Space of Whittier LLC, Extra Space of Stockton LLC, Extra Space of Weymouth LLC, and Extra Space of Lynn LLC, and Bank of America, N.A.
10.7	(1)	Loan Agreement, dated as of May 4, 2004, by and between Extra Space Properties Ten LLC and Bank of America, N.A.
10.8	(1)	Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Raynham LLC, Extra Space of Doylestown LLC, Extra Space of Glen Rock LLC, Extra Space of Fontana One LLC, and Extra Space of Merrimack LLC, and Bank of America, N.A.
10.9	(1)	2004 Long-Term Compensation Incentive Plan
10.10	(1)	Extra Space Storage Performance Bonus Plan
10.11	(1)	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Kenneth M. Woolley
10.12	(1)	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Kent W. Christensen
10.13	(1)	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Charles L. Allen
10.14	(1)	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.
10.15	(1)	Purchase Agreement, by and between Extra Space Storage LLC and Fidelity Management Trust Company
10.16	(1)	Membership Interest Purchase Agreement, dated April 27, 2004, by and between Extra Space Storage LLC and Strategic Performance Fund-II, Inc.
10.17	(1)	Promissory Note dated April 28, 2004 from Extra Space Storage payable to Strategic Performance Fund-II, Inc.
10.18	(1)	Purchase and Sale Agreement, by and between Extra Space Storage LLC and Extra Space West One LLC
10.31	(1)	Extra Space Storage Non-Employee Director Plan.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnote	(1)	These items are incorporated by reference in Registration Form S-11 dated August 11, 2004.

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

Form 8-K filed on September 27, 2004 to announce the issuance of a press release of financial results for the quarter ended June 30, 2004.

Form 8-K filed on October 4, 2004 to announce the closing of a reverse interest rate swap with U.S. Bank National Association relating to the Company’s existing $61.8 million mortgage loan with Wachovia Bank, N.A.

Form 8-K filed on November 12, 2004 to announce that Dean Jernigan resigned from its Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Dated November 19, 2004	/s/ Kenneth M. Woolley
Kenneth M. Woolley
President and Chief Executive Officer

Dated November 19, 2004	/s/ Kent W. Christensen
Kent W. Christensen
Chief Financial Officer