Form 10-K
period 2004-12-31
Extra Space Storage Inc.
filed 2005-03-15
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission File Number: 001-32269

EXTRA SPACE STORAGE INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1076777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2795 East Cottonwood Parkway Salt Lake City, Utah	84121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 562-5556

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 28, 2005 was 31,169,950.

DOCUMENTS INCOPROPRATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2005 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXTRA SPACE STORAGE INC.

Explanatory Note

Note that the financial statements covered in this report for the period from January 1, 2004 to August 16, 2004 and for the year ended December 31, 2003 and 2002 contain the results of operations and financial condition of Extra Space Storage LLC and its subsidiaries, the predecessor to Extra Space Storage Inc. and its subsidiaries, prior to the consummation of Extra Space Storage Inc.’s initial public offering on August 17, 2004, and various formation transactions. In addition, the financial statements covered in this report contain the results of operations and financial condition of Extra Space Storage Inc. for the period from August 17, 2004 to December 31, 2004. Due to the timing of the offering and the formation transactions, the Company does not believe that the results of operations discussion set forth in this document are necessarily indicative of the Company’s future operating results as a publicly-held company. Amounts are in thousands (except per share data and unless otherwise stated).

Statements Regarding Forward-Looking Information

When used within this document, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27-A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements. Such factors include, but are not limited to, changes in general economic conditions and in the markets in which the Company operates:

•	the effect of competition from new self-storage facilities or other storage alternatives, which would cause rents and occupancy rates to decline;

•	the Company’s ability to effectively compete in the industry in which it does business;

•	difficulties in the Company’s ability to evaluate, finance and integrate acquired and developed properties into the Company’s existing operations and to fill up those properties, which could adversely affect the Company’s profitability;

•	the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase the Company’s expense and reduce the Company’s cash available for distribution;

•	difficulties in raising capital at reasonable rates, which could impede the Company’s ability to grow; and

•	delays in the development and construction process, which could adversely affect the Company’s profitability; and economic uncertainty due to the impact of war or terrorism which could adversely affect its business plan.

The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

i

PART I

Item 1. Business

General

Extra Space Storage Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) formed as a Maryland corporation on April 30, 2004 to own, operate, acquire, develop and redevelop professionally managed self-storage facilitates. On August 17, 2004, the Company commenced operations effective with the completion of its initial public offering of 20,200,000 shares of common stock. The Company received proceeds from the offering of $234.8 million, net of issuance costs of $17.7 million. As part of the offering, the Company granted the underwriters the right to purchase up to 3,030,000 additional shares within thirty days after the offering to cover any overallotments. On September 1, 2004, the underwriters exercised their right and purchased an additional 3,030,000 shares of common stock with proceeds to the Company of $35.2 million, net of issuance costs of $2.6 million. The Company also paid additional issuance costs of $5.6 million. The Company’s common stock is traded on the New York Stock Exchange under the symbol “EXR”.

The Company was formed to continue the business of its of Extra Space Storage LLC and its subsidiaries (the “Predecessor”), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of the offering and various formation transactions. As of December 31, 2004, the Company held ownership interests in 140 properties located in 20 states with an aggregate of 9.2 million square feet of net rentable space and greater than 70,000 customers. Of these 140 properties, 122 are wholly owned, and 18 are owned in joint-venture partnerships. An additional 20 properties are owned by third parties and operated by the Company in exchange for a management fee.

Substantially all of the Company’s business is conducted through Extra Space Storage LP, (the “Operating Partnership”), and its primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports to the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. The Company’s website is www.extraspace.com. Its reports on Forms 10-K, 10Q, and 8-K, and all amendments to those reports are posted on the Company’s website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. These reports are available upon request without charge.

Management

Members of the Company’s senior management team have significant experience in all aspects of the self-storage industry, with an average of more than ten years of industry experience. The senior management team has collectively acquired and/or developed more than 200 properties during the past 25 years for the Predecessor and other entities. Kenneth M. Woolley, Chairman and Chief Executive Officer, and Richard S. Tanner, Senior Vice President Development, have worked in the self-storage industry since 1977 and led two of the earliest self-storage facility development projects in the United States.

The remainder of our executive management team and their years of experience with the Company and Predecessors are as follows: Kent Christensen, Chief Financial Officer, 7 years; Charles Allen, Chief Legal

Officer, 7 years; Timothy Arthurs, Senior Vice President Operations, 5 years; Scott Stubbs, Senior Vice President and Chief Accounting Officer, 5 years; Kenneth T. Woolley; Senior Vice President Acquisitions, 6 years.

The executive management team has guided the Predecessor through substantial growth, developing and acquiring over $750 million in assets since 1996. This growth was previously funded with internal funds and more than $245 million was raised in private equity capital since 1998, largely from sophisticated, high net-worth individuals and institutional investors such as affiliates of Prudential Financial, Inc. and Fidelity Investments.

The Company’s senior management and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 5.6 million shares or 17.8% of the common stock as of February 28, 2005.

Industry & Competition

Self-storage properties refer to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self-storage offers a cost-effective and flexible storage alternative. Tenants rent fully enclosed spaces that can vary in size according to their specific needs and to which they have unlimited, exclusive access. Tenants have responsibility for moving their items into and out of their units. Self-storage unit sizes typically range from five feet by five feet to 20 feet by 20 feet, with an interior height of eight to 12 feet.

Self-storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life-change, or simply because of a need for extra storage space. The mix of residential tenants using a self-storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or others who are not yet settled in large homes.

The range of items residential tenants place in self-storage properties range from cars, boats and recreational vehicles, to furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records or extra inventory or storage for seasonal goods.

Self-storage properties provide an accessible storage alternative at a relatively low cost. Tenants typically rent an enclosed space to which they have unlimited, exclusive access. Properties generally have on-site managers who supervise and run the day-to-day operations, providing tenants with assistance as needed.

The Company’s research has shown that tenants choose a self-storage property based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for locating a self-storage property. A property’s perceived security and the general professionalism of the site managers and staffs are also contributing factors to a site’s ability to successfully secure rentals. Although most self-storage properties are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.

Self-storage does have seasonal fluctuations in occupancy rates for self-storage properties. Based on the Company’s experience, generally, there is increased leasing activity at self-storage properties during the summer months due to the higher number of people who relocate during this period. The highest level of occupancy is achieved in July and August, while the lowest level of occupancy is seen in February and March.

Since it’s inception in the early 1970’s the self-storage industry has seen significant growth. In the past ten years, there has been even greater growth. According to the 2005 Self-Storage Almanac (the “Almanac”), in 1994 there were approximately 19,500 self-storage properties in the United States, with an average occupancy rate of 84.8% of net rentable square feet compared to approximately 38,800 self-storage properties in 2004 with an average occupancy rate of 84.2% of net rentable square feet. As population densities have increased in the United States, there has been an increase in self-storage awareness and development, which the Company expects will continue in the future.

The Company has found that the factors most important to tenants when choosing a self-storage site are a convenient location, a clean environment, friendly service and a professional helpful staff. Its experience also indicates that successfully competing in the self-storage industry requires an experienced and dedicated management team that is supported by an efficient and flexible operating platform that is responsive to tenants’ needs and expectations.

Increased competition has affected the Company’s business and has led to both pricing and discounts pressure. This has limited the Company’s ability to increase revenues in many markets in which it operates. Many markets have been able to absorb the increase in self-storage development due to superior demographics and density. However, select markets have not been able to absorb the new facilities and have not performed as well as others.

Competition can also be seen on the acquisitions front, especially with brokered portfolios. Bidding wars have been commonplace between both public and private entities, and this competition has hindered the Company’s ability to grow at a more consistent pace.

The growth within the industry has also led to an increased emphasis on site location, property design, innovation and functionality, especially for new sites slated for high-density population centers, to accommodate the requirements and tastes of local planning and zoning boards, and to distinguish a facility from other offerings in the market.

The Company strives to have a creative and flexible approach to its development projects and it is open to a broad array of opportunities because of this flexibility. Due to the attractive architecture of many of the Company’s properties, the Company has been able to eliminate a typical barrier of entry for most self-storage developers in areas usually reserved for more traditional retail and commercial users.

The industry is also characterized by fragmented ownership. According to the Almanac, the top five self-storage companies in the United States owned approximately 9.9% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 15.6% of the total U.S. properties. The Company believes this fragmentation will contribute to continued consolidation at some level into the future. The Company also believes it is well positioned to be able to compete for acquisitions given its enhanced ability to access capital as a public company and its historical reputation for closing deals.

According to the Almanac, the Company is the seventh largest self-storage owner and operator in the United States as of December 31, 2004. The Company is now one of five self-storage REITS along with Public Storage Inc. (PSA), Shurgard Storage Centers, Inc. (SHU); Sovran Self-Storage, Inc. (SSS), and U-Store-It Inc. (YSI).

Growth and Investment Strategies

The Company’s primary business objectives are to maximize cash flow available for distribution to its shareholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term shareholder value. The Company’s business strategy to achieve these objectives consists of the following elements:

•	Maximize Cash Flow at the Company’s Properties.

The Company seeks to maximize revenue-generating opportunities by responding to changing local market conditions through interactive yield management of the rental rates at its properties. Supported by STORE (the Company’s licensed property management software), the Company will seek to respond to changing market conditions and to maximize revenue-generating opportunities through interactive rental rate management.

•	Pursue Opportunities to Acquire Self-Storage Portfolios.

The Company intends to continue to selectively acquire, for cash or by utilizing units in its operating partnership as acquisition currency, privately-held self-storage portfolios and single self-storage assets in high population density areas with an undersupply or equilibrium of self-storage demand, re-flag them under the Extra Space Storage brand name, and implement its comprehensive property and operating systems so as to maximize operating performance over time.

•	Strategically Select and Develop Sites.

The Company plans to continue to expand by selecting and developing new self-storage properties, through joint ventures, with cost-effective, appealing construction in desirable areas based on specific data, including: visibility and convenience of location, market occupancy and rental rates, market saturation, traffic count, household density, median household income, barriers to entry and future demographic and migration trends. Because of the attractive architecture of many of the Company’s properties, it has been able to eliminate a typical barrier of entry for most self-storage developers in areas usually reserved for more traditional retail and commercial properties.

•	Continue Joint Venture Strategy to Pursue Development Opportunities and Enhance Returns.

The Company plans to grow by continuing its development activities in conjunction with its joint venture partners while mitigating the risks normally associated with early-stage development and lease-up activities. Where appropriate, the Company plans to also seek to acquire properties in a capital-efficient manner in conjunction with its joint venture partners. Typically in these deals, the Company seeks to have a small capital interest, and once its joint venture partner receives a predetermined return on its investment, the remaining profits will be distributed to the joint venture partners.

Financing of the Company’s Growth Strategies

•	Acquisition Financing

On September 9, 2004, the Company, as guarantor, and its Operating Partnership entered into a $100 million revolving line of credit, which includes a $10 million swingline subfacility (the “Credit Facility”). The Credit Facility is collateralized by self-storage properties. Since the Company’s initial public offering, the Company has funded substantially all of its acquisitions through the Credit Facility. As of December 31, 2004, the Credit Facility had approximately $63.5 million of available borrowings based on the assets collateralizing the Credit Facility. The Company expects to maintain a flexible approach in financing new property acquisitions. The Company plans to finance future acquisitions through a combination of borrowings under the Credit Facility, traditional secured mortgage financing and additional equity offerings.

•	Development Joint Venture Financing

The Company owns 13 of its stabilized properties and five of its lease-up properties through joint venture with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, the Company manages the day-to-day operations of the underlying properties and has the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. The Company’s joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, the Company typically maintains the right to receive between 35% and 50% of the available cash flow from operations after the joint venture partner has received a predetermined return, and between 35% and 50% of the available cash flow from capital transactions after the joint venture partner has received a return of its capital plus such predetermined return. Some joint venture agreements include certain buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

•	Disposition of Properties

The Company will continue to review its portfolio for properties or groups of properties that are not strategically located and determine the potential disposition of these properties to fund other growth.

Regulation

Generally, self-storage properties are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, or CERCLA, which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on properties, or laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of self-storage sites or other impairments to operations, which would adversely affect the Company’s financial position, results of operations or cash flows.

Under the American Disabilities Act (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws also exist that may require modifications to the properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, and in substantial capital expenditures. To the extent the Company’s properties are not in compliance, the Company is likely to incur additional costs to comply with the ADA.

Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as are subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.

Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

Changes in any of the laws governing the Company’s conduct could have an adverse impact on the ability to conduct its business or could materially affect its financial position, results of operations or cash flows.

Employees

As of February 28, 2005, the Company had 469 employees and believes its relationships with its employees to be good. The Company’s employees are not represented by a collective bargaining agreement.

Item 2. Properties

As of December 31, 2004, the Company owned and operated 140 self-storage properties located in 20 states, 122 of which are wholly owned and 18 of which are held in joint ventures with third parties. The Company also manages an additional 20 properties for third parties. The Company’s properties are generally situated in convenient, highly visible locations regionally clustered around high-density, high-income population centers, such as Boston, Chicago, Los Angeles, Miami, New York/Northern New Jersey and San Francisco. Its properties contain an aggregate of approximately 9.2 million net rentable square feet of space configured in approximately 87,500 separate storage units. As of December 31, 2004, its stabilized portfolio (which consists of 111 properties) was on average 85.4% occupied, while its lease-up portfolio (which consists of 29 properties) was on average 69.7% occupied. The Company considers a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. The Company considers a property to be stabilized once it has achieved either an 85% occupancy rate, or has been open for four years. Over the next 24 months, the Company expects its lease-up properties to achieve 85% occupancy, which it believes is in line with lease-up periods typical in the self-storage industry.

As of December 31, 2004, greater than 70,000 tenants were leasing storage units at the Company’s 140 properties, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at the Company’s properties for an extended period of time. For properties that were stabilized as of December 31, 2004, the average length of stay was approximately 16 months.

The following table sets forth additional information regarding the occupancy of the stabilized properties on a state-by-state basis as of December 31, 2004 and 2003. The information as of December 31, 2003 is on a pro forma basis as though all the properties owned at December 31, 2004 were under the Company’s control as of December 31, 2003.

Stabilized Property Data Based on Location

Location	Number of Properties	Company	Pro forma	Company	Pro forma	Company	Pro forma
		Number of Units at December 31,		Net Rentable Square Feet at December 31,		Square Foot Occupancy Rate % at December 31,
		2004 (1)	2003	2004 (2)	2003	2004	2003
Wholly-Owned Properties
Arizona	1	480	480	57,630	57,630	95.7%	84.1%
California	18	11,149	11,175	1,158,070	1,166,967	87.4%	88.1%
Colorado	4	1,809	1,801	233,130	231,608	81.1%	82.8%
Florida	14	9,398	9,394	942,636	941,656	91.9%	87.7%
Georgia	5	2,687	2,688	357,205	357,228	82.8%	83.1%
Louisiana	2	1,411	1,411	147,900	147,900	85.8%	90.0%
Massachusetts	19	9,662	9,538	1,055,250	1,042,613	79.7%	79.3%
Missouri	2	811	808	97,817	97,517	83.7%	89.8%
Nevada	1	463	460	57,100	56,500	89.1%	90.1%
New Hampshire	1	623	623	72,600	72,600	86.9%	91.6%
New Jersey	12	9,399	9,391	935,031	933,836	86.1%	86.1%
New York	1	1,270	1,270	59,000	58,526	77.9%	87.5%
Pennsylvania	5	2,762	2,749	320,919	315,226	82.3%	86.2%
South Carolina	4	2,088	2,090	246,969	246,969	86.9%	88.7%
Texas	7	4,289	4,287	464,606	463,143	82.0%	85.2%
Virginia	1	551	551	73,310	73,310	92.8%	78.6%
Utah	1	551	551	72,750	72,750	77.7%	79.5%

Total Wholly Owned Properties	98	59,403	59,267	6,351,923	6,335,979	85.3%	85.4%

Properties Held in Joint Ventures
California	7	3,850	3,851	400,064	400,363	88.4%	87.3%
New Hampshire	2	801	801	83,675	83,675	86.9%	87.1%
New Jersey	2	1,726	1,737	166,805	166,845	81.3%	81.3%
New York	2	1,519	1,515	137,574	136,919	88.4%	83.7%

Total Properties Held in Joint Ventures	13	7,896	7,904	788,118	787,802	86.7%	85.4%

Total Stabilized Properties	111	67,299	67,171	7,140,041	7,123,781	85.4%	85.4%

(1)	Represents unit count as of December 31, 2004 which may differ from December 31, 2003 unit count due to unit conversions or expansions.
(2)	Represents net rentable square feet as of December 31, 2004 which may differ from December 31, 2003 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of the Company’s lease-up properties on a state-by-state basis as of December 31, 2004 and 2003. The information as of December 31, 2003 is on a pro forma basis as though all the properties owned at December 31, 2004 were under the Company’s control as of December 31, 2003.

Lease-up Property Data Based on Location

Location	Number of Properties	Company	Pro forma	Company	Pro forma	Company	Pro forma
		Number of Units at December 31,		Net Rentable Square Feet at December 31,		Square Foot Occupancy Rate % at December 31,
		2004(1)	2003	2004(2)	2003	2004	2003
Wholly-Owned Properties
California	4	2,347	2,319	276,547	267,622	69.6%	51.2%
Connecticut	2	1,360	1,377	123,390	62,990	60.9%	51.0%
Illinois	2	1,133	1,140	144,515	145,315	56.0%	40.1%
Massachusetts	6	3,485	3,511	372,280	377,505	53.2%	39.0%
Maryland	1	923	925	138,230	144,980	78.2%	82.2%
New Jersey	4	3,335	3,334	275,298	275,348	72.1%	47.6%
New York	3	2,522	2,522	198,110	207,821	76.1%	61.4%
Pennsylvania	2	1,472	1,473	174,709	186,154	79.4%	82.7%

Total Wholly Owned Properties	24	16,577	16,601	1,703,079	1,667,735	67.1%	54.3%

Properties Held in Joint Ventures
California	2	1,412	1,412	151,295	150,415	86.0%	67.6%
New Jersey	1	664	664	58,650	58,650	87.1%	71.0%
New York	1	656	657	60,020	60,070	78.9%	74.4%
Pennsylvania	1	916	916	73,125	73,125	76.4%	73.9%

Total Properties Held in Joint Ventures	5	3,648	3,649	343,090	342,260	82.9%	70.7%

Total Lease-up Properties	29	20,225	20,250	2,046,169	2,009,995	69.7%	57.1%

(1)	Represents unit count as of December 31, 2004 which may differ from December 31, 2003 unit count due to unit conversions or expansions.
(2)	Represents net rentable square feet as of December 31, 2004 which may differ from December 31, 2003 net rentable square feet due to unit conversions or expansions.

The Company’s property portfolio is a made up of different types of construction and building configuration depending on the site and the municipality where it is located. Most often sites are a mix of both drive-up buildings and multi-floor buildings. The Company has several multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

The Company’s properties are generally situated in convenient, highly visible locations clustered around large population bases; however, due to certain factors, the Company has a handful of locations outside the top MSA’s (Metropolitan Statistical Areas) that were developed or acquired based on the market, familiarity with the properties, or as part of a larger portfolio.

Item 3. Legal Proceedings

The Company is involved in various litigation and proceedings in the ordinary course of business. The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings which, in the opinion of management individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “EXR”. The following table sets forth, for the periods indicated, the high and low sales price for the common stock as reported by the NYSE and the per share dividends declared:

2004	High	Low	Dividends Declared
Third quarter (August 17, 2004 to September 30, 2004)	$14.38	$12.50	$0.1113
Fourth quarter	14.55	12.60	0.2275

On February 28, 2005, the closing price of the Company’s common stock as reported by the NYSE was $13.90. At February 28, 2005, the Company had 124 holders of record of its Common Stock.

Holders of shares of Common Stock are entitled to receive distributions when declared by the Company’s board of directors out of any assets legally available for that purpose. As a REIT, the Company is required to distribute at least 90% of its “REIT taxable income,” which, as defined by the relevant tax status and regulations, is generally equivalent to net taxable ordinary income, to shareholders annually in order to maintain the Company’s REIT status for federal income tax purposes.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Selected Financial Data

The following table sets forth the selected financial data and should be read in conjunction with the Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

	Company	Predecessor
	Year Ended December 31,
	2004	2003	2002	2001	2000	1999
Revenues:
Property rental	$62,656	$33,054	$28,811	$19,374	$5,603	$280
Fees and other income	3,315	3,207	3,575	3,624	4,166	3,383

	65,971	36,261	32,386	22,999	9,769	3,663

Expenses:
Property operations	26,066	14,858	11,640	8,152	2,347	351
Unrecovered development/acquisition costs and support payments	739	4,937	1,938	2,227	3,854	214
General and administrative	12,465	8,297	5,916	6,751	7,698	7,532
Depreciation and amortization	15,552	6,805	5,652	3,105	1,147	81

Total Expenses	54,822	34,897	25,146	20,234	15,046	8,178

Income (loss) before interest expense, loss on debt extinguishments, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets	11,149	1,364	7,240	2,765	(5,277)	(4,515)
Interest expense	(28,491)	(18,746)	(13,894)	(11,477)	(4,763)	(410)
Loss on debt extinguishments	(3,523)	—	—	—	—
Minority interests	(733)	(2,701)	(3,859)	(995)	—	—
Equity in earnings of real estate ventures	1,387	1,465	971	105	171	233

Loss before gain on sale of real estate assets	(20,211)	(18,618)	(9,542)	(9,601)	(9,869)	(4,692)
Gain on sale of real estate assets	1,749	672	—	4,677	—	—

Net loss	$(18,462)	$(17,946)	$(9,542)	$(4,924)	$(9,869)	$(4,692)

Preferred return on Class B, C, and E units	(5,758)	(5,336)	(4,525)	—	—	—
Loss on early redemption of Fidelity minority interest	(1,478)	—	—	—	—	—

Net loss attributable to common shareholders	$(25,698)	$(23,282)	$(14,067)	$(4,924)	$(9,869)	$(4,692)

Per Common Share:
Distribution (1)	$.3388	$—	$—
Net loss—Basic (2)	$(1.68)	$(5.62)	$(3.84)
Net loss—Diluted (2)	$(1.68)	$(5.62)	$(3.84)
Weighted average common shares—Basic	15,282,725	4,141,959	3,665,743
Weighted average common shares—Diluted	15,282,725	4,141,959	3,665,743

Balance sheet Data:
Total assets	$748,484	$383,751	$332,290	$270,266	$153,341	$52,153
Total lines of credit and notes payable	472,977	273,808	231,025	178,552	118,515	19,257
Minority interest	21,453	22,390	22,265	28,558	—	—
Redeemable units and members’ and shareholders’ equity	$243,607	$21,701	$27,516	$35,465	$25,602	$29,956

Other Data:
Net cash provided by (used in) operating activities	$(6,158)	$(8,526)	$1,613	$(4,460)	$(6,794)	$(30,282)
Net cash used in investing activities	$(261,298)	$(59,206)	$(69,249)	$(11,383)	$(98,387)	$(847)
Net provided by financing activities	$280,039	$73,017	$66,863	$21,441	$101,352	$35,791

(1)	Based on annual dividend of $.91 per common share
(2)	The basic and diluted loss per share does not include the potential effects of the contingent conversion shares and contingent conversion units, both distributed in connection with the initial public offering, as such securitites would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of the Company’s initial public offering (“IPO”), the formation transactions and related refinancing transactions and certain other transactions. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.”

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

In connection with the initial public offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these Units for an aggregate of 7,939,950 shares of common stock, 1,608,437 operating partnership (“OP”) units, 3,888,843 CCS’s and 200,046 CCU’s and $18,885 in cash. As a result of this exchange, the Predecessor became a wholly owned subsidiary of Extra Space Storage LP (the “Operating Partnership”), which is a subsidiary of the Company. The transaction did not result in a change in the carrying value of the Predecessor’s assets and liabilities because the exchange was accounted for at historical cost as a transfer of assets between companies under common control.

The Company is a fully integrated, self-administered and self-managed real estate investment trust formed to continue the business commenced in 1977 by its predecessor companies to own, operate, acquire, develop and redevelop professionally managed self-storage properties. Since 1996, the Company’s fully integrated development and acquisition teams have completed the development or acquisition of more than 130 self-storage properties. To maximize revenue-generating opportunities for the properties, the Company employs a state-of-the-art, proprietary, web-based tracking and yield management technology called STORE. Developed by the Company’s management team, STORE enables the Company to analyze, set and adjust rental rates in real time across its portfolio in order to respond to changing market conditions.

The Company derives substantially all of its revenues from rents received from tenants under existing leases on each of its self-storage properties. The Company operates in competitive markets, where consumers have multiple self-storage self-storage properties from which to choose. Competition has and will continue to impact the Company’s results. The Company experiences minor seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. The Company’s operating results, therefore, depend materially on its ability to lease available self-storage space and on the ability of its tenants to make required rental payments. The Company believes it is able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the use of STORE, the operating management software employed at the properties.

The Company continues to evaluate a range of new growth initiatives and opportunities in order to enable it to maximize shareholder value. These include:

•

Focus on maximizing the performance of properties through strategic, efficient and timely management. The Company plans to pursue revenue generating opportunities on all fronts including active, real-time revenue management, targeted marketing programs and operational efficiencies gained through technology improvements. Supported by STORE, it seeks to respond to changing market conditions and to maximize revenue-generating opportunities through interactive rental rate management.

•	Continue to focus on the acquisition of self-storage properties from third parties. The Company has benefited greatly from the acquisition of existing properties. During 2004, the Company and the Predecessor acquired 44 properties identified by its acquisition team; it continues to explore new opportunities. The acquisitions team will continue to aggressively pursue the acquisition of single properties and portfolios that it believes can provide short and long-term shareholder value. The Company’s reputation as a reliable, ethical buyer enhances its ability to negotiate and close non-brokered, private deals. Also, its status as an UPREIT enables flexibility when structuring deals.

•	Continue to develop new properties through joint-venture relationships. Eighteen of the Company’s properties are currently held in joint ventures. During 2004, the Company acquired five development properties.

As of December 31, 2004, the Company owned and operated 140 properties located in 20 states. Of the 140 properties, 122 are wholly owned and 18 are held in joint ventures with third parties. The properties are operated under the service-marked Extra Space Storage brand name. As of December 31, 2004, the properties contained an aggregate of approximately 9.2 million net rentable square feet of space configured in approximately 87,500 separate storage units. The properties are generally situated in convenient, highly visible locations clustered around large population centers such as Boston, Chicago, Los Angeles, Miami, New York/Northern New Jersey and San Francisco. These areas all enjoy above average population and income demographics and high barriers to entry for new self-storage properties. The clustering of assets around these population centers enables the Company to reduce its operating costs through economies of scale. The Company considers a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A property is considered to be stabilized once it has achieved an 85% occupancy rate, or has been open for four years.

In the Results of Operations discussion below, the Company has combined the historical results of operations for the Predecessor for the period from January 1, 2004 through August 16, 2004 with the historical results of operations for the Company for the period from August 17, 2004 through December 31, 2004 in discussing the historical results of the operations for the Company for the year ended December 31, 2004. Comparisons to the respective prior periods are to the historical results of operations of the Predecessor.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management of the Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require the Company to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company has summarized below those accounting policies and estimates that require its most difficult, subjective or complex judgments and that have the most significant impact on its financial condition and results of operations. Management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable as of the date of this report.

•	Acquisitions of real estate and intangible assets. When the Company acquires real estate properties, it allocates the components of the acquisition price using relative fair values determined based on certain estimates and assumptions. These estimates and assumptions impact the allocation of costs between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations impact the amount of depreciation expense and gains and losses recorded on future sales of self-storage properties, and therefore the net income or loss the Company reports.

The Company determines the fair value of the real estate it acquires, including land, land improvements and buildings, by valuing the real estate at the purchase price less any intangible assets. This fair value is then allocated to land, land improvements and buildings based on the Company’s determination of the relative fair values of these assets.

The Company determines the fair value of the intangible assets it acquires in accordance with purchase accounting for acquisitions by considering the value of in-place leases and the value of tenant relationships. The Company does not place a value on the in-place leases due to the month-to-month terms of the leases. The Company values tenant relationships as two months’ projected rent (end of month rent roll), based on the stable nature of rentals and vacates in its self-storage properties and the minimal amount of time and effort required to replace an existing tenant.

•	Useful lives of assets and amortization methods. The Company determines the useful lives of its real estate assets (generally 39 years) based on historical and industry experience with the lives of those particular assets and experience with the timing of significant repairs and replacement of those assets.

The Company has estimated the useful life of tenant relationships to be approximately 18 months based on experience with the period of time a tenant stays in a property.

•	Impairment of real estate. The Company evaluates long-lived assets, which are held for use for impairment when events or circumstances indicate that there may be an impairment. The Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value, net of selling costs. If, the estimated fair value, net of selling costs, of the assets which have been identified for sale, is less than the net carrying value of the assets, a valuation allowance is established.

•	Investments in unconsolidated real estate ventures. The Company evaluates each of its real estate ventures to determine whether it is a variable interest entity under the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (revised December 2003)” (“ FIN 46R”). The Company will consolidate a variable interest entity for which it is deemed to be the primary beneficiary under FIN 46R. The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting, as it exercises significant influence over, but does not control, these entities under the provisions of the entities’ governing agreements. These investments are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

•	Income Taxes. The Company has been organized and operated, and intends to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, the Company does not pay or record as an expense income tax on the share of its taxable income that is distributed to shareholders.

•	Allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts. Substantially all of its receivables are comprised of rent due from tenants. Historically, the Company has not experienced significant losses on tenant’s receivables. However, collection of future receivables cannot be assured.

•	Stock based compensation. In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Overview

Results for the year ended December 31, 2004 included the operations of 147 properties, seven of which were deconsolidated during 2004, (128 of which were consolidated and 19 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2003, which included the operations of 94 properties (57 of which were consolidated and 37 of which were in joint ventures accounted for using the equity method). Results for the quarter and year-ended December 31, 2004 include the results of six properties in which the Company did not own any interest and one where the Company sold its joint venture interest in 2004. The properties were consolidated as a result of guarantees and/or puts for which the Company was liable. Five of the six properties were deconsolidated on August 16, 2004 upon the release of all guarantees and puts, and the other property was deconsolidated on December 31, 2004. Results for both periods also included equity in earnings of real estate ventures, third-party management fees, acquisition fees and development fees.

Revenues

Revenues for the year ended December 31, 2004 were $65,971 compared to $36,261 for the year ended December 31, 2003, an increase of $29,710, or 81.9%. This increase was primarily due to an increase of $29,602 in property rental revenues, which includes merchandise sales, insurance administrative fees and late fees. The increase in property rental revenues consists of $8,081 from the buyout of the certain joint venture interests (previously accounted for using the equity method of accounting), $16,777 from new acquisitions and $4,045 from increases in occupancy at lease-up properties. During the year ended December 31, 2004, the Company and the Predecessor opened five new properties, acquired 44 new properties, acquired its joint venture partners interest in 22 properties and continued to increase the occupancy at its other lease-up properties. The increase in stabilized property revenues consists primarily of increased rental rates.

Management fees represent 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures. The decrease in management fees was due to the Company purchasing its joint venture partner’s interest Extra Space East One, LLC in 2004.

During 2004, acquisition and development fees increased by $546. The increase in acquisition fees and development fees was due to the increased volume of development relating to joint ventures in 2004. While the Company and the Predecessor purchased 44 properties in 2004, acquired its joint venture partners interest in 22 properties the Company did not recognize any acquisition fees as these properties are wholly owned and are consolidated.

Other income represents interest income and income from truck rentals.

Expenses

Total expenses for the year ended December 31, 2004 were $54,822 compared to $34,897 for the year ended December 31, 2003, an increase of $19,925, or 57.1%. This increase was primarily due to an increase of $11,208 in property operating expenses, an increase of $4,168 in general and administrative expenses and an increase in depreciation of $8,747. These amounts were partially offset by a decrease of $4,198 in unrecovered development/acquisition costs.

Property Operations

For the year ended December 31, 2004, property operations were $26,066 compared to $14,858 for the year ended December 31, 2003, an increase of $11,208, or 75.4%. The increase in property operations was primarily due to increases of $2,654 from the buyout of certain joint venture interests (previously accounted for using the equity method of accounting), $6,306 from new acquisitions and $2,238 from lease-up properties. During the year ended December 31, 2004, the Company and the Predecessor opened five new properties, acquired 44 new properties, and continued to increase the occupancy at its other lease-up properties. Existing lease-up property expenses increased due to increases in utilities, office expenses, repairs and maintenance and property taxes due to reassessment. The increase in stabilized property expenses consists primarily of payroll and property taxes.

Unrecovered Development/Acquisition Costs and Support Payments

Unrecovered development/acquisition costs and support payments were $739 for the year ended December 31, 2004 compared to $4,937 for the year ended December 31, 2003, a decrease of $4,198, or 85.0%. Unrecovered development costs for 2003 included $1,520 relating to final performance guarantee payments to the joint venture partner in Extra Space West One, LLC and Extra Space East One, LLC. In addition, the decrease was due to approximately $2,500 in costs relating to potential acquisitions, which were written off during the year ended December 31, 2003.

General and Administrative

General and administrative expenses for the year ended December 31, 2004 were $12,465 compared to $8,297 for the year ended December 31, 2003, an increase of $4,168, or 50.2%. This increase is due to fewer internal development expenses capitalized in 2004—$1,198, than were capitalized in 2003—$1,797, and to overhead added to prepare the Company for growth, and its ongoing public company costs. In addition, the Company recognized $1,205 in compensation expense related to employee unit grants in 2004.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2004 was $15,552 compared to $6,805 for the year ended December 31, 2003, an increase of $8,747, or 128.5%. The increase results from more properties being open due to development and acquisition during 2004, than were open during the year ended December 31, 2003. The Company and the Predecessor acquired 44 properties, bought out joint venture partners on 22 properties that had been previously accounted for on the equity method of accounting, and opened five properties in 2004.

Interest Expense and Loss on Debt Extinguishments

Interest expense and loss on debt extinguishments for the year ended December 31, 2004 was $32,014 compared to $18,746 for the year ended December 31, 2003, an increase of $13,268, or 70.8%. The increase was due primarily to additional debt and interest relating to new properties entering the lease-up stage being expensed rather than capitalized (interest was capitalized during the development phase) and $3,523 being paid to extinguish debt. Capitalized interest during the years ended December 31, 2004 and 2003 was $1,213 and $2,593, respectively. In addition, during 2004, the Company and the Predecessor acquired 44 new properties and bought out joint venture partners on 22 properties, which increased its average outstanding debt.

Minority Interest-Fidelity Preferred Return

Minority interest-Fidelity preferred return for the year ended December 31, 2004 was $3,136 compared to $4,132 for the year ended December 31, 2003, a decrease of $996, or 24.1%. The decrease was due to the redemption of the Fidelity minority interest on August 17, 2004.

Minority Interest Operating Partnership

Loss allocated to the Operating Partnership represents 8.05% of the net loss subsequent to the IPO and totaled $113 for the year ended December 31, 2004.

Loss Allocated to Other Minority Interests

Loss allocated to other minority interests for the year ended December 31, 2004 was $2,290 compared to $1,431 for the year ended December 31, 2003, an increase of $859, or 60.0%. The increase was primarily due to additional losses on lease-up properties allocated to Extra Space Development (“ESD”) in 2004 under the joint venture operating agreements.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures decreased $78, or 5.3%, for the year ended December 31, 2004. This decrease was primarily due to the Predecessor purchasing its joint venture partner’s interest in 18 self-storage facilities held by Extra Space Storage East One and West One, LLC and these facilities being subsequently consolidated, offset by increased profitability of Extra Space West One, LLC.

Gain on the Sale of Real Estate Assets

Gain on the sale of real estate assets for the year ended December 31, 2004 was $1,749 compared to $672 for the year ended December 31, 2003. The increase was due primarily to the Company recognizing a gain of $1,920 on the sale of its joint venture interest in a property in Laguna Hills, California in August 2004.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Overview

Results for the year ended December 31, 2003 included the operations of 94 properties (57 of which were consolidated and 37 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2002, which included the operations of 88 properties (54 of which were consolidated and 34 of which were in joint ventures accounted for using the equity method). Results for both periods also included equity and earnings of real estate ventures, third-party management fees, acquisition fees and development fees.

Revenues

Revenues for the year ended December 31, 2003 were $36,261 compared to $32,386 for the year ended December 31, 2002, an increase of $3,875, or 11.9%. This increase was primarily due to an increase of $4,243 in property rental revenues.

Property rental revenues (including merchandise sales, insurance administrative fees and late fees) increased by $4,243, or 14.7%, consisting of approximately $3,840 from lease-up properties and $403 from stabilized properties. During the year ended December 31, 2003, the Predecessor opened six new properties, and continued to increase the occupancy at its other lease-up properties. The increase in stabilized property revenues consists primarily of increased rental rates.

Management fees represent 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures.

During 2003, acquisition and development fees decreased by $268. The decrease in acquisition and development fees was primarily due to the decreased volume of acquisitions of behalf of joint ventures in 2003. This decrease in the number of properties acquired was the result of increased competition for properties, offset by overall higher prices for the properties acquired.

Other income represents interest income and income from truck rentals.

Expenses

Total expenses for the year ended December 31, 2003 were $34,897 compared to $25,146 for the year ended December 31, 2002, an increase of $9,751, or 38.8%. This increase was primarily due to an increase of $3,218 in property operating expenses, an increase of $2,381 in general and administrative expenses, and an increase of $2,999 in unrecovered development/acquisition costs and support payments.

Property Operating Expenses

For the year ended December 31, 2003, property-operating expenses were $14,858 compared to $11,640 for the year ended December 31, 2002, an increase of $3,218, or 27.6%. The increase was due primarily to increases in expenses of approximately $2,810 resulting from lease-up properties and approximately $408 in expenses from stabilized properties.

During the year ended December 31, 2003, the Predecessor opened six new properties, and continued to increase the occupancy at its other lease-up properties. Existing lease-up property expenses increased due to increases in utilities, office expenses, repairs and maintenance and property taxes due to reassessment. The increase in stabilized property expenses consists primarily of payroll and repairs and maintenance.

Unrecovered Development/Acquisition Costs and Support Payments

Unrecovered development/acquisition costs and support payments were $4,937 for the year ended December 31, 2003 compared to $1,938 for the year ended December 31, 2002, an increase of $2,999, or 154.7%. Unrecovered development costs for 2003 and 2002 included $1,520 and $314, respectively, relating to final performance guarantee payments to the joint venture partner in Extra Space West One, LLC and Extra Space East One, LLC. In addition, the increase was due to approximately $2,500 in costs relating to potential acquisitions that were written off during the year ended December 31, 2003.

General and Administrative

General and administrative expenses for the year ended December 31, 2003 were $8,297 compared to $5,916 for the year ended December 31, 2002, an increase of $2,381, or 40.2%. This increase is primarily due to fewer development expenses capitalized in 2003—$1,797—than were capitalized in 2002—$3,788.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2003 was $6,805 compared to $5,652 for the year ended December 31, 2002, an increase of $1,153, or 20.4%. The increase results from more properties being open for the entire year in 2003, than were open during 2002.

Interest Expense and Loss on Debt Extinguishments

Interest expense and loss on debt extinguishments for the year ended December 31, 2003 was $18,746 compared to $13,894 for the year ended December 31, 2002, an increase of $4,852, or 34.9%. The increase was due primarily to additional debt and interest relating to new properties entering the lease-up stage being expensed rather than capitalized (interest was capitalized during the development phase). Capitalized interest during the years ended December 31, 2003 and 2002 was $2,593 and $2,071, respectively. During the year ended December 31, 2003, the Predecessor opened six new properties, which increased the Predecessor’s average outstanding debt. This increase in interest expense was partially offset by lower interest rates on variable rate debt.

Minority Interest-Fidelity Preferred Return

Minority interest-Fidelity preferred return for the year ended December 31, 2003 was $4,132 compared to $3,759 for the year ended December 31, 2002, an increase of $373, or 9.9%. The increase was primarily due to an additional investment by Fidelity being outstanding for the entire year of 2003 compared to three months of 2002.

Loss Allocated to Other Minority Interests

Loss allocated to other minority interests for the year ended December 31, 2003 was $1,431 compared to ($100) for the year ended December 31, 2002, an increase of $1,531. The increase was primarily due to additional losses on lease-up properties allocated to the minority investors, and to the deconsolidation in 2003 of two properties due to the release of guarantees.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures increased $494, or 50.9%, for the year ended December 31, 2004. This increase was primarily due to the increased profitability of Extra Space West One.

Gain on the Sale of Real Estate Assets

Gain on the sale of real estate assets for the year ended December 31, 2003 was $672 compared to $0 for the year ended December 31, 2002. The increase was due to the sale of a facility in Kings Park, New York for $6,241 to Extra Space East One, LLC.

SAME-STORE STABILIZED PROPERTY RESULTS

The Company considers same-store stabilized portfolio to consist of only those properties owned by the Company at the beginning and at the end of the applicable periods presented and that had achieved stabilization as of the first day of such period. The following table sets forth operating data for the same-store portfolio for the Company and the Predecessor’s same store portfolio. The Company considers the following same-store presentation to be meaningful in regards to the 31 properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments. As the Company continues forward as a public company, it will have a greater population of same-store properties to which to make a comparison. Consequently, the results shown below should not be used as a basis for future same-store performance.

	Company	Predecessor	Percent Change	Predecessor		Percent Change
	Year Ended December 31,			Year Ended December 31,
	2004	2003		2003	2002
Same-store rental revenues	$22,597	$21,861	3.4%	$21,861	$21,518	1.6%
Same-store operating expenses	7,385	7,189	2.7%	7,189	6,660	7.9%
Non same-store rental revenues	40,059	11,193	257.9%	11,193	7,293	53.5%
Non same-store operating expenses	18,681	7,669	143.6%	7,669	4,980	54.0%
Total rental revenues	62,656	33,054	89.6%	33,054	28,811	14.7%
Total operating expenses	26,066	14,858	75.4%	14,858	11,640	27.6%
Properties included in same-store	31	31		31	31

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Same-Store Rental Revenues. Total revenues for the Company’s same-store stabilized property portfolio for the year ended December 31, 2004 were $22,597 compared to $21,861 for the year ended December 31, 2003, an increase of $736, or 3.4%. This increase was primarily due to increased rental rates and the Company’s ability to maintain occupancy.

Same-Store Operating Expenses. Total operating expenses for the Company’s same-store stabilized property portfolio for the year ended December 31, 2004 were $7,385 compared to $7,189 for the year ended December 31, 2003, an increase of $196, or 2.7%. This increase was primarily due to an increase in insurance and property taxes.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Same-Store Rental Revenues. Total revenues for the Predecessor’s same-store stabilized property portfolio for the year ended December 31, 2003 were $21,861 compared to $21,518 for the year ended December 31, 2002, an increase of $343, or 1.6%. This increase was primarily due to increased rental rates and a slight increase in occupancy.

Same-Store Operating Expenses. Total operating expenses for the Predecessor’s same-store stabilized property portfolio for the year ended December 31, 2003 were $7,189 compared to $6,660 for the year ended December 31, 2002, an increase of $529, or 7.9%. This increase was primarily due to increased payroll, advertising, snow removal (due to heavy snow falls experienced in New England) and property taxes.

Common Contingent Share (“CCS”) and Common Contingent Unit (“CCU”) Property Performance:

As described in the Company’s Prospectus for its IPO, upon the achievement of certain levels of net operating income with respect to 14 of the Company’s pre-stabilized properties, the Company’s CCSs and the Company’s operating partnership’s CCUs will convert into additional shares of common stock and operating partnership units, respectively, beginning, with the quarter ending March 31, 2006. The average occupancy of these 14 properties as of December 31, 2004 was 57.5% as compared to 36.4% at December 31, 2003. The table below outlines the performance of the properties for the quarter and year ended December 31, 2004 and 2003, respectively.

	Company	Predecessor	Percent Change	Company	Predecessor	Percent Change	Company	Predecessor	Percent Change
	Quarter Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2004	2003		2004	2003		2003	2002
CCS/CCU rental revenues	$1,805	$1,088	65.9%	$6,043	$3,043	98.6%	$3,043	$923	229.6%
CCS/CCU operating expenses	1,134	956	18.6%	4,606	3,097	48.7%	3,097	1,196	159.1%
Non CCS/CCU rental revenues	20,304	7,915	156.5%	56,613	30,011	88.6%	30,011	27,888	7.6%
Non CCS/CCU operating expenses	7,796	2,967	162.7%	21,460	11,761	82.5%	11,761	10,444	12.6%
Total rental revenues	22,109	9,003	145.6%	62,656	33,054	89.6%	33,054	28,811	14.7%
Total operating expenses	8,930	3,923	127.6%	26,066	14,858	75.4%	14,858	11,640	27.6%
Properties included in CCS/CCU	14	13		14	13		13	8

Revenues for the quarter ended December 31, 2004 increased 65.9% as compared to the quarter ended December 31, 2003. Expenses for the quarter ended December 31, 2004 increased 18.6%. Revenues for the year ended December 31, 2004 increased 98.6% as compared to the quarter ended December 31, 2003. Expenses for the year ended December 31, 2004 increased 48.7%.

CASH FLOWS

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Cash used in operating activities was ($6,158) and ($8,526) for the years ended December 31, 2004 and 2003, respectively. The decrease in cash used was primarily due to lower cash funding requirements relating to the Company’s lease-up properties.

Cash used in investing activities was ($261,298) and ($59,206) for the years ended December 31, 2004 and 2003, respectively. The increase in 2004 is primarily the result of acquisitions of real estate assets.

Cash provided by financing activities was $280,039 and $73,017 for the years ended December 31, 2004 and 2003, respectively. The 2004 financing activities consisted primarily of net proceeds from share issuances of $264,475, additional borrowings of $418,154, including borrowings to fund the purchase of 44 stabilized properties and the development of existing projects, offset by the repayment of $325,917 of borrowings. The 2003 financing activities consisted primarily of additional borrowings of $106,323 offset by the repayment of $61,613 of borrowings.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Cash provided by (used in) operating activities was ($8,526) and $1,613 for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 was primarily due to the increased net loss and use of cash for working capital in 2003. Properties acquired in 2003 and 2002 continued to increase in occupancy, but it was still necessary to fund the cash shortfalls relating to these properties.

Cash used in investing activities was ($59,206) and ($69,249) for the years ended December 31, 2003 and 2002, respectively. The decrease in 2003 was due primarily to the sale of a property in Kings Park, New York for $6,241 to Extra Space East One, LLC. Development activity in 2003 was similar to 2002.

Cash provided by financing activities was $73,017 and $66,863 for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 was due primarily to additional net borrowings and additional equity contributions by members. These borrowings have been primarily in the form of construction loans on development properties and mortgage loans on operating properties.

2004 OPERATIONAL SUMMARY

The 2004 year proved to be challenging for the Company. Not only did it become a public company and overcome the requisite obstacles, but it also faced strong competition in most of the markets where it operates.

The first three months of 2004 signaled a return to increased revenues and occupancy for the Company. This was also true for most public and private self-storage operators. However, during the second quarter, the Company saw its rental activity and corresponding occupancy begin to drop on a year-on-year basis. The Company believes this was due to strong competitive pressures in certain markets, where of the Company’s properties are located. High levels of discounting and aggressive pricing by certain competitors continued well into the third and fourth quarter of 2004.

The Company also became more aggressive in terms of its promotional strategy, moving from site-level promotions to unit-level promotions that its software can stringently control. This combination negatively affected second and third quarter results.

The Company instituted several in-house initiatives and marketing promotions in the third quarter. These tactics, combined with additional less-stringent promotional rules at properties proved to stimulate occupancy and revenue growth. During the third quarter, and into the fourth quarter, the Company witnessed positively trending improvement in both revenue and occupancy on a year-on-year basis. Despite increased promotional activity in the third and fourth quarters, promotional discounts at the 31 wholly owned, same-store properties were 24.1% below 2003 discounting levels.

The Company experienced flat move-in activity as compared to 2003, while move-out activity was slightly lower. Occupancies remained essentially flat on a year-on-year basis. California, Florida and New Jersey were the strongest regions in terms of revenue growth for the year ended December 31, 2004, while Massachusetts and Pennsylvania were the weakest.

OUTLOOK

The Company has seen marked improvement in its recent year-on-year performance with both occupancy and revenue. Though there can be no assurance that this trend will continue, the Company believes that positive economic conditions and its use of real real-time pricing and promotions, will continue to provide the Company with the opportunity to grow revenues.

The Company anticipates increased competition from all operators, both public and private, in all of the markets in which the Company operates in 2005. Despite this, the Company expects continued improvement in the operating climate for self-storage operators, particularly for those with well-located, highly visible, and efficiently managed self-storage properties. The Company will continue to enhance operational processes and implement technology to maximize its effectiveness as an operator.

REVENUE OUTLOOK

2004 signaled a gradual return to increased revenues and occupancy for many operators. This was also true for the Company and the Predecessor, as illustrated by same-store revenue growth and net operating income growth. With the use of the Company’s STORE software technology, the Company aims to achieve not the highest level of occupancy, but the highest sustainable level of revenue to increase shareholder value. This may mean lower occupancy levels when compared on a year-on-year basis. The Company will also continue to selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through the Company’s software.

Discounting, though substantially lower in 2004 on a same-store portfolio comparison from 2003, remains an important factor for the Company. The Company’s evolving system of analyzing different data as it relates to site performance, customer behavior, competitive variables and its operational experience will drive site-level and portfolio performance in the future.

As the Company continues to grow, media opportunities that only a few companies currently possess in the industry will become available. Currently, select marketing programs have been targeted on a local level. The Company seeks to both continue to stretch its marketing dollar further and investigate other marketing channels to better communicate its services to prospective customers.

EXPENSE OUTLOOK

Property taxes and insurance costs were the main components of 2004’s increased operating expenses. An increase in credit card merchant fees had both positive and negative impacts, as it signified customers placing their monthly rental purchases on an auto-pay format that eliminates manual processes for the Company’s site personnel, but also resulted in higher fees. The Company believes that expenses such as credit card merchant fees are somewhat controllable and should be brought in line with prior years through proactive negotiating by the Company. In regards to the same-store group of properties, the Company is forecasting no major increase in repairs and maintenance in 2005. The unknown factor regarding repairs and maintenance will be the snow removal situation in the eastern United States as a result of several major storms in early 2005. The Company believes that its insurance costs are controllable to an extent, and is hopeful that they will decrease in the future through continued refinement of insurance and risk management processes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had approximately $24,329 available in cash and cash equivalents. The Company will be required to distribute at least 90% of its net taxable income, excluding net capital gains, to its shareholders on an annual basis to maintain its qualification as a REIT. The Company intends to use this cash to purchase additional self-storage properties in the first quarter of 2005. Therefore, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

On September 9, 2004, the Company, as guarantor, and its Operating Partnership entered into a $100 million revolving line of credit (“Credit Facility”), which includes a $10 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of December 31, 2004, the Credit Facility has approximately $63.5 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance of the Credit Facility at December 31, 2004 was $39.0 million and is due September 2007.

On October 4, 2004, the Company entered into a reverse interest rate swap with U.S. Bank National Association, relating to the Company’s existing $61,770 fixed rate mortgage due 2009 with Wachovia Bank. Pursuant to the swap agreement, the Company will receive fixed interest payments of 4.30% and pay variable interest payments based on the one-month LIBOR plus .0655% on a notional amount of $61,770. There were no origination fees or other up front costs incurred by the Company in connection with the swap agreement.

As of December 31, 2004, the Company had approximately $473 million of debt, resulting in a debt to total capitalization ratio of approximately 53.2%. The Company’s variable rate instruments increased by $61.8 million upon completion of the reverse interest rate swap. As of December 31, 2004, the ratio of total fixed rate debt and other instruments to total debt is approximately 59.1%. The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2004 is approximately 4.5%.

The Company expects to fund its short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to shareholders, distributions to holders of OP units and interest on its outstanding indebtedness out of its operating cash flow, cash on hand and borrowings under the Credit Facility.

Long-Term Liquidity Needs

The Company’s long-term liquidity needs consist primarily of distributions to shareholders, new facility development, property acquisitions, principal payments under the Company’s borrowings and non-recurring capital expenditures. The Company does not expect that its operating cash flow will be sufficient to fund its long term liquidity needs and instead expects to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. The Company may also use OP Units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

FINANCING STRATEGY

The Company will continue to employ leverage in its capital structure in amounts determined from time to time by its board of directors. Although its board of directors has not adopted a policy, which limits the total amount of indebtedness that the Company may incur, it will consider a number of factors in evaluating the Company’s level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, the Company’s board of directors will consider factors including but not limited to:

•	the interest rate of the proposed financing;

•	the extent to which the financing impacts flexibility in managing its properties;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of properties acquired with debt financing;

•	long-term objectives with respect to the financing;

•	target investment returns;

•	the ability of particular properties, and the Company as a whole, to generate cash flow sufficient to cover expected debt service payments;

•	overall level of consolidated indebtedness;

•	timing of debt and lease maturities;

•	provisions that require recourse and cross-collateralization;

•	corporate credit ratios including debt service coverage, debt to total capitalization and debt to undepreciated assets; and

•	the overall ratio of fixed- and variable-rate debt.

The Company’s indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is non-recourse, the collateral will be limited to the particular properties to which the indebtedness relates. In addition, the Company may invest in properties subject to existing loans collateralized by mortgages or similar liens on the Company’s properties, or may refinance properties acquired on a leveraged basis. The Company may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing properties, for general working capital or to purchase additional interests in partnerships or joint ventures or for other purposes when the Company believes it is advisable.

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to the Company’s financial statements, the Company does not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to the Company’s financial statements, the Company has not guaranteed any obligations of unconsolidated entities nor does it have any commitments or intent to provide funding to any such entities. Accordingly, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in these relationships.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of December 31, 2004:

	Payments due by Period at December 31, 2004
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$19,304	$1,495	$1,626	$1,418	$14,765
Mortgage debt
Interest	88,138	19,093	34,996	27,673	6,376
Principal	472,977	51,566	45,440	298,559	77,412

Total contractual obligations	$580,419	$72,154	$82,062	$327,650	$98,553

Mortgage interest payments are calculated using a weighted average interest rate of 4.7% for all fixed and 4.2% on all variable rate loans as of December 31, 2004.

SEASONALITY

The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, the Company’s highest level of occupancy has been as of the end of July, while its lowest level of occupancy has been in late February and early March. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires the fair value of all share-based payments to employees to be recognized in the consolidated statement of operations. SFAS No. 123-R is effective for the Company beginning on July 1, 2005. The Company expects to adopt SFAS No. 123-R using the modified prospective method, which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of July 1, 2005. The Company estimates its expense in the third and fourth quarters of 2005, relating to outstanding options at December 31, 2004, will be $91 per quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Company’s future income, cash flows and fair values of financial instruments are dependent upon prevailing market interest rates.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.

As of December 31, 2004, the Company had $473 million in total debt of which $194 million is subject to variable interest rates (including the $61.8 million on which the Company has the reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $1.9 million annually.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

The fair value of fixed rate notes payable at December 31, 2004 was $333,579. The carrying value of these fixed rate notes payable at December 31, 2004 was $340,669.

Item 8. Financial Statements and Supplementary Data

EXTRA SPACE STORAGE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SCHEDULES

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Extra Space Storage Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable units and members’ and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Extra Space Storage Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 10, 2005

Extra Space Storage Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	Company	Predecessor
	December 31,
	2004	2003
Assets:
Real estate assets:
Net operating real estate assets	$694,936	$274,434
Real estate under development	1,963	79,940

Net real estate assets	696,899	354,374

Investments in real estate ventures	6,182	8,438
Cash and cash equivalents	24,329	11,746
Restricted cash	4,430	1,558
Receivables from related parties	2,501	2,066
Other assets, net	14,143	5,569

Total assets	$748,484	$383,751

Liabilities, Minority Interests, Redeemable Units and Members’ and Shareholders’ Equity (Deficit):
Lines of credit	$39,000	$18,921
Notes payable	433,977	254,887
Accounts payable and accrued expenses	3,444	2,318
Payables to related parties	—	24,824
Putable preferred interests in consolidated joint ventures, net	—	33,434
Other liabilities	7,003	5,276

Total liabilities	483,424	339,660

Minority interest in Operating Partnership	21,453	—
Redeemable minority interest—Fidelity	—	17,966
Other minority interests	—	4,424

Redeemable Class C Units	—	11,208
Redeemable Class E Units	—	14,900

Commitments and contingencies

Members’ and shareholders’ equity (deficit):
Class A Units	—	5,226
Class B Units	—	48,274
Note receivable from Centershift	—	(4,493)
Preferred Stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 200,000,000 shares authorized, 31,169,950 shares issued and outstanding at December 31, 2004	312	—
Paid-in capital	347,883	—
Accumulated deficit	(104,588)	(53,414)

Total members’ and shareholders’ equity (deficit)	243,607	(4,407)

Total liabilities, minority interests, redeemable units and members’ and shareholders’ equity (deficit)	$748,484	$383,751

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Company	Predecessor
	For the Year Ended December 31,
	2004	2003	2002
Revenues:
Property rental	$62,656	$33,054	$28,811
Management fees	1,651	1,935	2,018
Acquisition and development fees	1,200	654	922
Other income	464	618	635

Total Revenues	65,971	36,261	32,386

Expenses:
Property operations	26,066	14,858	11,640
Unrecovered development/acquisition costs and support payments	739	4,937	1,938
General and administrative	12,465	8,297	5,916
Depreciation and amortization	15,552	6,805	5,652

Total Expenses	54,822	34,897	25,146

Income before interest expense, loss on debt extinguishments, minority interests, equity in earnings of real estate ventures and gain on sale of real estate ventures	11,149	1,364	7,240

Interest expense	(28,491)	(18,746)	(13,894)
Loss on debt extinguishments	(3,523)	—	—
Minority interest—Fidelity preferred return	(3,136)	(4,132)	(3,759)
Minority interest—Operating Partnership	113	—	—
(Income) loss allocated to other minority interests	2,290	1,431	(100)
Equity in earnings of real estate ventures	1,387	1,465	971

Loss before gain on sale of real estate assets	(20,211)	(18,618)	(9,542)

Gain on sale of real estate assets	1,749	672	—

Net loss	$(18,462)	$(17,946)	$(9,542)

Preferred return on Class B, C, and E units	(5,758)	(5,336)	(4,525)
Loss on early redemption of Fidelity minority interest	(1,478)	—	—

Net loss attributable to common shareholders	$(25,698)	$(23,282)	$(14,067)

Basic loss per share (1)	$(1.68)	$(5.62)	$(3.84)
Diluted loss per share (1)	$(1.68)	$(5.62)	$(3.84)

Weighted average basic shares outstanding	15,282,725	4,141,959	3,665,743
Weighted average diluted shares outstanding	15,282,725	4,141,959	3,665,743

(1)	The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Redeemable Units and Members’ and Shareholders’ Equity (Deficit)

(Dollars in thousands, except unit and share data)

	Redeemable Units	Members’ and Shareholders’ Equity
	Class C and E Units	Class A and B Units	Note Receivable from Centershift	Common Stock	Paid-in Capital	Accumulated Deficit	Total Members’ and Shareholders’ Equity (Deficit)
Predecessor
Balances at December 31, 2001	$19,072	$39,100	$—	$—	$—	$(22,707)	$16,393

Member units issued in acquisition of a real estate asset: A units (259,425 units) and B units (294,014 units)	—	346	—	—	—	—	346
Advances to Centershift	—	—	(2,259)	—	—	—	(2,259)
Accrued interest on advances to Centershift	—	—	(126)	—	—	—	(126)
Member contributions: A units (4,763,526 units) and B units (5,100,000 units)	—	6,000	—	—	—	—	6,000
Redemption of units: C units (527,680 units) and B units (71,542 units)	(528)	(72)	—	—	—	—	(72)
Non-cash distribution of assets	—	—	—	—	—	(699)	(699)
Return paid on Class C and Class E units	—	—	—	—	—	(1,069)	(1,069)
Net loss	—	—	—	—	—	(9,542)	(9,542)

Balances at December 31, 2002	18,544	45,374	(2,385)	—	—	(34,017)	8,972
Member units issued in acquisition of a real estate asset: C units (1,021,024 units) and A units (900,905 units)	1,021	180	—	—	—	—	180
Advances to Centershift	—	—	(1,798)	—	—	—	(1,798)
Accrued interest on advances to Centershift	—	—	(310)	—	—	—	(310)
Member contributions: C units (6,867,514 units), A units (16,218,769 units) and B units (6,505,986 units)	6,868	9,847	—	—	—	—	9,847
Redemption of units: C units (324,585 units), A units (100,263) and B units (1,870,943)	(325)	(1,901)	—	—	—	—	(1,901)
Return paid on Class C and Class E units	—	—	—	—	—	(1,451)	(1,451)
Net loss	—	—	—	—	—	(17,946)	(17,946)

Balances at December 31, 2003	26,108	53,500	(4,493)	—	—	(53,414)	(4,407)

Member units issued in acquisition of real estate assets: C units (2,467,715 units), A units (1,593,665 units) and B units (241,513 units)	2,468	720	—	—	—	—	720
Member units issued in exchange for receivables: C units (944,370 units) and A units (6,666,667 units)	944	2,000	—	—	—	—	2,000
Members units issued to repay notes and related party payables: C units (1,466,250 units) and A units (862,500 units)	1,466	259					259
Member units granted to employees: A units (4,016,838 units)	—	1,205	—	—	—	—	1,205
Member contributions: C untis (14,985,500 units), A units (10,015,000 units) and B units (1,700,000 units)	14,986	4,705	—	—	—	—	4,705
Redemption of units: C units (20,835 units) and B units (222,500 units)	(21)	(223)	—	—	—	—	(223)
Redempion of units in exchange for note payable: A units (3,000,000 units) and B units (1,141,064 units)	—	(3,700)	—	—	—	—	(3,700)
Redempion of units in exchange for land: C units (846,396 units)	(846)	—	—	—	—	—	—
Distribution of equity ownership in Extra Space Development	—	—		—	—	(9,000)	(9,000)
Distribution of note receivable from Centershift	—	—	4,493	—	—	(4,493)	—
Return earned on Class B, C and E units	—	—	—	—	—	(7,181)	(7,181)
Net loss	—	—	—	—	—	(17,181)	(17,181)

Balances at August 16, 2004	45,105	58,466	—	—	—	(91,269)	(32,803)
Company
Issuance of common stock (7,939,950 shares) and CCUs (3,888,843 shares) in exchange for units: C units (25,832,407), E units (14,900,000), A units (77,474,775) and B units (34,339,370 units)	(40,733)	(43,953)	—	80	84,606	—	40,733
Redemption of units: C units (4,372,358), A units (70,000 units) and B units (14,735,162 units)	(4,372)	(14,513)	—	—	—	—	(14,513)
Adjustment to establish minority interest in Operating Partnership	—	—	—	—	(8,481)	—	(8,481)
Deconsolidation of Extra Space Development real estate ventures	—	—	—	—	7,515	—	7,515
Issuance of common shares in initial public offering, net of offering costs (23,230,000 shares)	—	—	—	232	264,243	—	264,475
Net loss	—	—	—	—	—	(1,281)	(1,281)
Loss on early redemption of minority interest—Fidelity	—	—	—	—	—	(1,478)	(1,478)
Dividends paid on common stock at $0.3388 per share	—	—	—	—	—	(10,560)	(10,560)

Balances at December 31, 2004	$—	$—	$—	$312	$347,883	$(104,588)	$243,607

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Company	Predecessor
	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(18,462)	$(17,946)	$(9,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,552	6,805	5,652
Amortization of discount on putable preferred interests in consolidated joint ventures	1,088	1,311	554
Minority interest—Fidelity preferred return	3,136	4,132	3,759
Income (loss) allocated to other minority interests	(2,403)	(1,431)	100
Member units granted to employees	1,205	—	—
Gain on sale of real estate assets	(1,749)	(672)	—
Distributions from real estate ventures in excess of earnings (earnings in excess of distributions)	493	802	1,885
Accrued interest on advances to Centershift	—	(310)	(126)
Increase (decrease) in cash due to changes in:
Receivables from related parties	(2,573)	1,068	(4,227)
Other assets	1,330	927	1,903
Accounts payable	2,020	(1,312)	(2,199)
Payables to related parties	—	174	300
Other liabilities	(5,795)	(2,074)	3,554

Net cash provided by (used in) operating activities	(6,158)	(8,526)	1,613

Cash flows from investing activities:
Acquisition of real estate assets	(245,717)	—	(4,745)
Development and construction of real estate assets	(19,487)	(62,632)	(60,688)
Proceeds from sale of real estate assets	7,896	6,241	—
Investments in real estate ventures	(793)	(144)	(2,973)
Payments from (advances to) Centershift and Extra Space Development	3,562	(1,798)	(2,259)
Purchase of equipment	(1,575)	(798)	(158)
Increase in cash resulting from de-consolidation of real estate assets and distribution of equity ownership in Extra Space Development and other properties	424	428	1,263
Change in restricted cash	(5,608)	(503)	311

Net cash used in investing activities	(261,298)	(59,206)	(69,249)

Cash flows from financing activities:
Proceeds from line of credit and notes payable	418,154	106,323	86,567
Payments on line of credit and notes payable	(325,917)	(61,613)	(38,749)
Deferred financing costs	(8,393)	(420)	(1,194)
Payments on other liabilities	(15)	(113)	(172)
Net advances from (payments to) related parties and putable preferred interests in consolidated joint ventures	(35,627)	15,628	24,905
Member contributions	19,691	16,715	6,000
Return paid on Class B, C and E member units	(7,181)	(1,451)	(1,069)
Redemption of units	(19,129)	(2,226)	(600)
Minority interest investments	8,086	3,040	6,536
Minority interest distributions	(30)	(566)	(13,967)
Distributions to Operating Partnership unit holders	(935)	—	—
Proceeds from issuance of common shares, net	264,475	—	—
Dividends paid on common stock	(10,560)	—	—
Minority interest investment (redemption) by Fidelity	(15,558)	—	709
Preferred return paid to Fidelity	(7,022)	(2,300)	(2,103)

Net cash provided by financing activities	280,039	73,017	66,863

Net increase (decrease) in cash and cash equivalents	12,583	5,285	(773)
Cash and cash equivalents, beginning of the year	11,746	6,461	7,234

Cash and cash equivalents, end of the year	$24,329	$11,746	$6,461

Extra Space Storage Inc.

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

	Company	Predecessor
	For the year ended December 31,
	2004	2003	2002
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$30,610	$17,892	$12,863

Supplemental schedule of noncash investing and financing activities:
Acquisitions (Note 4):
Real estate assets	$59,740	$5,253	$8,326
Payables to related parties	(21,827)	—	(2,980)
Notes payable	(18,565)	(2,500)	(5,000)
Other liabilities	(2,139)	(1,552)	—
Minority interest in Operating Partnership	(14,021)
Member units	(3,188)	—	—
Member units issued in exchange for receivables	2,944	—	—
Member units issued to repay notes and related party payables	1,190	—	—
Redemption of units in exchange for note payable	3,700	—	—
Adjustment to establish minority interest in Operating Partnership	8,481	—	—
Redemption of units in exchange for land	846	—	—

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2004

(Dollars in thousands, except shares and per share data)

1. DESCRIPTION OF BUSINESS

Business

Extra Space Storage Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004 to own, operate, acquire and develop self-storage facilities located throughout the United States.

The Company’s interest in its properties is held through its operating partnership Extra Space Storage LP, a Delaware limited partnership (the “Operating Partnership”), and its primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

The Company invests in self-storage facilities by acquiring or developing wholly owned facilities or by acquiring an equity interest in real estate entities, which own facilities. At December 31, 2004, the Company had direct and indirect equity interests in 140 storage facilities located in 20 states and operating under the “Extra Space Storage” name.

The Company operates in two distinct segments: the Property Management and Development segment and the Rental Operations segment. The Company’s Property Management and Development activities include acquiring, managing, developing and selling self-storage facilities. The Rental Operations include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.

Initial Public Offering

On August 17, 2004, the Company completed its initial public offering (the “Offering”) pursuant to which it sold 20,200,000 shares of common stock, with proceeds to the Company of $234,825, net of offering costs of $17,675. As part of the Offering, the Company granted the underwriters the right to purchase an additional 3,030,000 shares within thirty days after the Offering to cover any over-allotments. On September 1, 2004, the underwriters exercised their right and purchased 3,030,000 shares of common stock with proceeds to the Company of $35,224, net of offering costs of $2,651. The Company also paid additional offering costs of $5,574 as part of the Offering.

In connection with the closing of the Offering, the Company also consummated various formation transactions. These formation transactions are described in detail in this report and in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) in connection with the Offering. The Company succeeded to the business conducted by Extra Space Storage LLC (the “Predecessor”), a Delaware limited liability company.

In connection with the Offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these Units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership (“OP”) units, 3,888,843 contingent conversion shares (“CCSs”), 200,046 contingent conversion units (“CCUs”) and $18,885 in cash. As a result of this exchange, the Predecessor became a wholly-owned subsidiary of Extra Space Storage LP, a Delaware limited partnership (the “Operating Partnership”), which was formed on May 5, 2004 and as of December 31, 2004 is a 91.95% subsidiary of the Company. The transaction did not result in a change in the carrying value of the Predecessor’s assets and liabilities because the exchange was accounted for at historical cost as a transfer of assets between companies under common control.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the results of operations and financial condition of the Predecessor for the period from January 1, 2004 through August 16, 2004 and the years ended December 31, 2003 and 2002 and the results of operations and financial condition of the Company for the period from August 17, 2004 through December 31, 2004.

The consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building costs. Capitalized interest during the years ended December 31, 2004, 2003 and 2002 was $1,213, $2,593 and $2,071, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 39 years.

In connection with the Company’s acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of tenant relationships, are recorded at their fair values.

Because the Company’s leases are month-to-month, no value is assigned to acquired in-place leases other than the tenant relationship. The Company measures the value of tenant relationships based on the Company’s historical experience with turnover in its facilities. The Company amortizes the tenant relationships on a straight-line basis over the estimated life that a tenant utilizes the facility (18 months).

Intangible lease rights represent purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases. These rights are amortized over the life of the lease.

Evaluation of Asset Impairment

The Company evaluates long-lived assets, which are held for use for impairment when events or circumstances indicate that there may be an impairment. The Company compares the carrying value of these

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. Management has determined no property is impaired and no impairment charges have been recognized through December 31, 2004.

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value, net of selling costs. If, the estimated fair value, net of selling costs, of the assets that have been identified for sale is less than the net carrying value of the assets, a valuation allowance is established.

Investments in Real Estate Ventures

For acquisitions of an interest in an entity, the Company evaluates the entity to determine if the entity is deemed a Variable Interest Entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Entities that meet one or more of the criteria listed below are considered VIEs.

•	Equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

•	The equity investors, as a group do not have the direct or indirect ability to make decisions about the entity’s business;

•	The equity investors, as a group are not obligated to absorb the expected losses of the entity;

•	The equity investors, as a group do not have the right to receive the expected residual returns of the entity; and

•	The equity investors’ voting rights are not proportionate to its economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company consolidates the entities that are VIEs and the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Company’s ownership is 50% or less and has the ability to exercise significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

Annually, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, and it is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges have been recognized through December 31, 2004.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

Cash and Cash Equivalents

The Company’s cash is deposited with financial institutions located throughout the United States of America and at times may exceed federally insured limits. The Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is comprised of escrowed funds deposited with financial institutions located in various states relating to earnest money deposits on potential acquisitions and real estate taxes. As of December 31, 2004 and 2003, the Company has debt agreements that require the Company to have unrestricted cash of $1,500 available at all times.

Other Assets

Other assets consist primarily of equipment and fixtures, accounts receivable, deferred financing costs and capitalized advertising costs. Depreciation of equipment and fixtures is computed on a straight-line basis over three to seven years. Deferred financing costs are amortized using the effective interest method over the terms of the respective debt agreements. Capitalized direct response advertising costs are amortized to property operating expenses over a thirty-month period on a straight-line basis.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss), outside of earnings and subsequently reclassified to earnings when the hedged transaction affects earnings.

In October 2004, the Company entered into a reverse interest rate swap agreement (“Swap Agreement”) to float $61,770 of 4.30% fixed interest rate secured notes due in June 2009. Under this Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.655%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement is a fair value hedge, as defined by SFAS No. 133, and the fair value of the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly interest payments are recognized as an increase or decrease in interest expense.

The estimated fair value of the Swap Agreement at December 31, 2004 is a liability of $532. For the year ended December 31, 2004, interest expense has been reduced by $243 as a result of the Swap Agreement.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets at December 31, 2004 and 2003 approximate the fair values of cash and cash equivalents, receivables, other financial instruments included in other assets, accounts payable, variable rate notes payable and other liabilities. The fair value of fixed rate notes payable at December 31, 2004 was $333,579. The carrying value of these fixed rate notes payable at December 31, 2004 was $340,669. At December 31, 2003, the carrying value of fixed rate notes payable approximated their fair value.

Revenue and Expense Recognition

Rental revenues are recognized monthly based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the lease.

Management fee revenue is recorded monthly when earned; development and acquisition fee revenue is recorded as development costs are incurred. Equity in earnings of real estate entities is recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate entities.

The Company evaluates real estate sales for both sale recognition and profit recognition in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”. In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition. The Predecessor has periodically sold existing properties into real estate joint ventures or identified properties for acquisition by newly formed joint ventures in which it retains an interest. In connection with certain of these transactions, the Predecessor and/or a significant unit holder provided certain financial guarantees to the lender; or to support a put right on a portion of the joint venture partner’s interest that effectively provided for a return on and of their investment. These arrangements preclude sale accounting under SFAS No. 66 and, accordingly, the Predecessor has reflected these transactions using the financing method set forth in SFAS No. 66. Under this method, the putable portions of these joint ventures partners’ interests are reflected as liabilities; the initial fair value of the joint venture partners’ non-putable residual interests are reflected as minority interests with offsetting discounts attributed to the liabilities associated with the putable interests, “putable preferred interests in consolidated joint ventures.” These discounts are amortized using the effective interest method over the period until the relevant put first becomes exercisable (generally a period of three to five years depending on the terms of the individual transaction). The preferred return on the putable interest liabilities, plus the amortization of the discounts, is reflected as interest expense in the consolidated statement of operations. The joint venture partners are allocated their proportionate share of any profits, except that losses may not be allocated in excess of the originally ascribed basis. Concurrent with the Offering, the Company redeemed all putable interest liabilities by purchasing 100% of its partner’s interest in these properties.

Advertising Costs

The Company incurs advertising costs primarily attributable to yellow page, direct mail, internet and other advertising. Direct response advertising costs are capitalized and amortized. The Company recognized $2,950, $1,902 and $1,058 in advertising expense for the years ended December 31, 2004, 2003 and 2002, respectively.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income, which meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in property operations expenses in the Company’s consolidated statement of operations. For the year ended December 31, 2004, 100% of all distributions qualify as a return of capital.

The Company may elect to treat one or more of its existing or newly created corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its existing and newly created corporate subsidiaries as TRS’s.

Prior to August 17, 2004, the Company elected to be treated as a partnership for tax purposes. The tax effects of the Company’s operations were passed directly to members. Therefore, no provisions for income taxes were recorded in the accompanying consolidated financial statements.

Stock-Based Compensation

As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” and amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations and make pro forma disclosures of net loss and basic loss per share as if the fair value method of valuing stock options had been applied. Under APB No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. For purposes of the pro forma disclosures, the Company applies SFAS No. 123, as amended by SFAS No. 148, which requires the Company to estimate the fair value of the employee stock options at the grant date using the Black-Scholes option-pricing model.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

The following illustrates the pro forma effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended:

	Company	Predecessor	Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2003
Net loss attributable to common shareholders as reported	$(25,698)	$(23,282)	$(14,067)
Deduct: Stock-based compensation expense determined under fair value method for all awards	(129)	—	—

Pro forma net loss	$(25,827)	$(23,282)	$(14,067)

Loss per common share
Basic—as reported	$(1.68)	$(5.62)	$(3.84)
Basic—pro forma	$(1.69)	$(5.62)	$(3.84)
Diluted—as reported	$(1.68)	$(5.62)	$(3.84)
Diluted—pro forma	$(1.69)	$(5.62)	$(3.84)

The pro forma amounts shown above may not necessarily represent the impact on net income (loss) in future periods.

The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 7.3%, expected volatility of 22%, risk-free interest rate of 3.45%, and expected life of 5.0 years. The weighted-average fair value of options at the date of grant was $1.09.

Net Loss Per Share

Basic earnings per share are computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options outstanding). Diluted earnings per common share are computed using the weighted average common shares outstanding. No options were included in the computation of diluted net loss per share for the year ended December 31, 2004, because the effect would have been antidilutive. Options to purchase 1,568,000 shares of common stock at $12.50 per share were outstanding at December 31, 2004.

For the periods prior to the Offering, the weighted average number of common shares outstanding includes Class A units as if the Class A units had been converted to common stock using the initial public offering conversion ratio of one Class A unit to 0.08 shares of common stock.

The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

Basic and diluted earnings per share are calculated by dividing net the loss attributable to common shareholders by the weighted average shares outstanding. The net loss attributable to common shareholders represents the net loss, less the preferred return payable by the Predecessor on Class B, C and E units, less the loss on early redemption of Fidelity minority interest. The loss on early redemption of Fidelity minority interest represents additional preferred return paid to Fidelity for the period between the redemption date of September 9,

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

2004 and November 25, 2004. The amount was paid based on the agreement whereby Fidelity was entitled to a preferred return through November 25, 2004, regardless of the redemption date.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires the fair value of all share-based payments to employees to be recognized in the consolidated statement of operations. SFAS No. 123-R is effective for the Company beginning on July 1, 2005. The Company expects to adopt SFAS No. 123-R using the modified prospective method, which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of July 1, 2005. The Company estimates its expense in the third and fourth quarters of 2005, relating to outstanding options at December 31, 2004, will be $91 per quarter.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46 also requires disclosure about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised, in December 2003, is required for periods ending after December 15, 2003. In 2004, the Company adopted FIN 46R and has evaluated its investments in joint ventures and economic interests in Extra Space Development (“ESD”) with regards to FIN 46, and has determined them to be variable interest entities. The Company is not consolidating the joint ventures and ESD, as the Company is not the primary beneficiary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. REAL ESTATE ASSETS

Real estate assets at December 31, 2004 and 2003 are summarized as follows:

	Company	Predecessor
	2004	2003
Land	$179,932	$75,020
Buildings and improvements	527,917	210,708
Intangible lease rights	3,400	—
Intangible assets—tenant relationships	12,026	990

	723,275	286,718
Less: accumulated depreciation and amortization	(28,339)	(12,284)

Net operating real estate assets	694,936	274,434
Real estate under development	1,963	79,940

Net real estate assets	$696,899	$354,374

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

4. ACQUISITIONS

During December 2004, the Company purchased four self-storage facilities located in New Jersey and Pennsylvania from third parties for cash of $25,547.

On August 27, 2004, the Company purchased 26 self-storage properties from Storage Spot Properties No. 1, L.P. and Storage Spot Properties No. 4, L.P. for cash of approximately $146,500. In addition, the seller may be entitled to receive up to an additional $5,000 based on the operating performance of the 26 properties for the 12 months ending December 31, 2005. Any additional amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

On August 26, 2004, the Company purchased one self-storage property located in Bronx, New York from a third party for cash of $14,175.

On August 23, 2004, the Company purchased the joint venture interests held by affiliates of the Moss Group in two joint ventures, which currently own two self-storage properties. The Company paid cash of $7,487, assumed debt of $7,394, other liabilities of $363 and issued 1,006,684 OP Units valued at $12,584.

On August 19, 2004, the Company purchased one self-storage property located in Mesa, Arizona, and one self-storage property in Riverside, California from a third party. The Company paid cash of $4,314 and assumed debt of $4,386.

On August 17, 2004, the Company purchased the joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which currently own an aggregate of 30 self-storage properties, for an aggregate of approximately $35,800 in cash and 114,928 OP Units issued by the Operating Partnership valued at $1,437.

On June 1, 2004, the Predecessor purchased nine self-storage facilities from Extra Space West One LLC a joint venture in which the Predecessor was a member. The facilities are located in California, Florida and Utah. The Predecessor paid cash of $39,264, issued a note for $12,400 to its joint venture partner and assumed other liabilities of $726, for total consideration of $52,390.

On May 4, 2004, the Predecessor purchased the joint venture partner’s interest in Extra Space East One LLC. The Predecessor paid cash of $9,888 and issued a note for $8,400 to its joint venture partner for total consideration of $18,288.

On April 1, 2004, the Predecessor purchased the joint venture partner’s interest in two self-storage facilities in Tracy, California for $2,006. The Predecessor issued 455,069 Class C units valued at $455 and 267,688 Class A units valued at $80 and paid cash of $1,471.

On March 31, 2004, the Predecessor purchased a self-storage facility in Marshfield, Massachusetts from members and third parties for $5,279. The Predecessor issued 724,544 Class C units valued at $725; 241,513 Class B units valued at $242, and 568,271 Class A units valued at $171. The Predecessor assumed debt of $3,086, other liabilities of $393 and related party payables of $662.

During February 2004, the Predecessor purchased five self-storage facilities located in Massachusetts for cash totaling $34,150. Also in February 2004, the Predecessor purchased four self-storage facilities located in Maryland, New Jersey and Pennsylvania for cash totaling $45,100. All nine facilities were purchased from third parties.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

In January 2004, the Predecessor purchased the joint venture partner’s interest in a self-storage facility in Manteca, California for $3,436. The Predecessor issued 778,102 Class C units valued at $778 and 457,706 Class A units valued at $137, assumed existing debt of $2,453 and other liabilities of $68 associated with the property. Also in January 2004, the Predecessor purchased an office park from members in Worcester, Massachusetts for $2,800. The Predecessor issued 510,000 Class C units valued at $510 and 300,000 Class A units valued at $90, assumed existing debt of $1,246, other liabilities of $589 and related party payables of $365.

During 2003, the Predecessor acquired one self-storage facility in Bronx, New York for $5,253. An existing member of the Company owned the facility. The Company issued 1,021,024 Class C member units valued at $1,021 and 900,905 Class A member units valued at $180 to the seller. The Company assumed $2,500 in debt and $1,552 in other liabilities associated with the property.

The following table reflects the unaudited results of the Company’s and the Predecessor’s operations on a pro forma basis as if the acquisitions referred to in the preceding paragraphs had been completed on January 1, 2004 and 2003, respectively. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had not the acquisitions been consummated on January 1, 2003, nor is it necessarily indicative of future operating results.

	Years Ending December 31,
	2004	2003
Revenues	$88,577	$81,160
Net income (loss)	$(630)	$(5,822)
Loss per share	$(0.04)	$(1.41)

5. INVESTMENTS IN REAL ESTATE VENTURES

At December 31, 2004 and 2003, the Company and the Predecessor held minority investments in Extra Space West One LLC (“ESW”), which owns self-storage facilities in California, Florida, and Utah and Extra Space Northern Properties Six, LLC (“ESNPS”), which owns properties in California, Massachusetts, New Hampshire, New Jersey and New York.

At December 31, 2003, the Predecessor held a minority investment in Extra Space East One LLC (“ESE”), which owns self-storage facilities in Massachusetts, New Jersey, and Pennsylvania. The Predecessor acquired its joint venture partner’s interest in ESE on May 4, 2004.

In addition to the Company’s and the Predecessor’s investments in ESE, ESW and ESNPS, the Company and the Predecessor also held 10-50% investments in other entities which own and develop self-storage facilities. In these joint ventures, the Company, and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company and the Predecessor would receive a higher percentage of the excess cash/profits than its equity interest.

To the extent that properties were sold/transferred into these ventures that did not qualify for sales treatment, those properties are reflected as being owned by the Predecessor in the consolidated financial statements with the joint venture partners’ interests in these properties reflected as minority interests and putable preferred interests in consolidated joint ventures.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

Investments in real estate ventures at December 31, 2004 and 2003 consist of the following:

	Excess Profit Participation %	Equity Ownership %	Company	Predecessor
			2004	2003
ESE	40%	5%	$—	$714
ESW	40%	5%	2,299	2,369
ESNPS	35%	10%	2,138	2,424
Other minority owned properties	25-50%	10-50%	1,745	2,931

			$6,182	$8,438

Equity in earnings of real estate ventures for the years ended December 31, 2004, 2003, and 2002 consists of the following:

	Company	Predecessor	Predecessor
	2004	2003	2002
Equity in earnings of ESE	$19	$—	$(13)
Equity in earnings of ESW	935	787	661
Equity in earnings (losses) of ESNPS	3	151	4
Equity in earnings (losses) of other minority owned properties	430	527	319

	$1,387	$1,465	$971

Combined, condensed financial information of ESE (as of December 31, 2003 and for the period from January 1, 2004 to May 4, 2004 and the year ended December 31, 2003) and ESW (December 31, 2004 and 2003), which have the same controlling joint venture investor, follows:

Extra Space East One and West One

	December 31,
	2004	2003
BALANCE SHEETS
Assets:
Net real estate assets	$29,688	$84,900
Other	1,156	2,134

	$30,844	$87,034

Liabilities and members’ equity:
Borrowings	$14,573	$46,138
Other liabilities	652	1,343
Members’ equity	15,619	39,553

	$30,844	$87,034

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

	Years ended December 31,
	2004	2003	2002
STATEMENTS OF OPERATIONS
Rents and other income	$26,835	$17,026	$16,963
Expenses	6,008	12,279	12,602

Net income	$20,827	$4,747	$4,361

Condensed financial information of ESNPS follows:

Extra Space Northern Properties Six

	2004	2003
BALANCE SHEETS
Assets:
Net real estate assets	$54,250	$54,645
Other	5,932	6,767

	$60,182	$61,412

Liabilities and members’ equity:
Borrowings	$37,470	$33,117
Other liabilities	1,090	4,941
Members’ equity	21,622	23,354

	$60,182	$61,412

	2004	2003	2002
STATEMENTS OF OPERATIONS
Rents and other income	$7,986	$5,961	$300
Expenses	7,104	5,712	262

Net income	$882	$249	$38

Information related to the real estate ventures’ debt at December 31, 2004 is set forth below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Variable	$14,573	3.90%	Jan 05
ESNPS—Variable	37,470	4.15-4.40%	Mar 05-Dec 05
Other—Variable	4,588	5.75%	Feb 05

All real estate ventures’ debt due in January and February 2005 was extended for three to twelve months subsequent to December 31, 2004.

On August 12, 2004, the Predecessor sold its minority equity interest in a storage facility in Laguna Hills, California to its joint venture partner for cash of $1,490 and repayment of a $2,000 related party payable, resulting in a gain of $1,920.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

6. OTHER ASSETS

Other assets at December 31, 2004 and 2003 are summarized as follows:

	Company	Predecessor
	2004	2003
Equipment and fixtures	$7,115	$3,443
Less: accumulated depreciation	(4,136)	(1,817)
Deferred financing costs, net	6,899	1,696
Capitalized advertising costs, net	588	976
Prepaid expenses and escrow deposits	2,305	754
Other	1,372	517

	$14,143	$5,569

7. LINES OF CREDIT

On September 9, 2004, the Company, as guarantor, and its Operating Partnership entered into a $100,000 revolving line of credit, which includes a $10,000 swingline subfacility (the “Credit Facility”). The Credit Facility has an interest of 175 basis points over LIBOR (4.15% at December 31, 2004). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of December 31, 2004, the Credit Facility has approximately $63,500 of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance of the line of credit at December 31, 2004 was $39,000 and is due September 2007. The Credit Facility is collateralized by mortgages on real estate assets.

At December 31, 2003, the Company had revolving lines of credit of $24,000 bearing interest at Prime (4.0% at December 31, 2003). The outstanding principal balance on the lines of credit at December 31, 2003 was $18,921 and was due between March 31 and July 31, 2004. The lines of credit were paid off in August 2004.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

8. NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 are summarized as follows:

	Company	Predecessor
	2004	2003
Mortgage and construction loans with banks bearing interest at fixed rates between 4.30% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents, personal guarantees of a member of the Predecessor in 2003, and a $2,400 letter of credit, which is supported by a $2,400 deposit made by a third party. Principal and interest payments are made monthly with all outstanding principal and interest due between September 1, 2005 and October 1, 2013.	$340,669	$24,989

Mortgage and construction loans with banks bearing interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.75% (4.15% and 2.87% at December 31, 2004 and December 31, 2003, respectively) and LIBOR plus 3.0% (5.40% and 4.12% at December 31, 2004 and 2003, respectively). Interest rates based on Prime are between Prime (5.25% and 4.0% at December 31, 2004 and 2003, respectively) and Prime plus 1.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents, personal guarantees of a member of the Predecessor in 2003, and a $2,400,000 letter of credit, which is supported by a $2,400,000 deposit made by a third party. Principal and interest payments are made monthly with all outstanding principal and interest due between January 30, 2005 and August 24, 2009.	93,308	229,395

Promissory notes bearing interest between 9% and 12%. Principal and interest are paid monthly with principal due on demand. These promissory notes were paid off during August, 2004.	—	503

	$433,977	$254,887

The following table summarizes the scheduled maturities of notes payable at December 31:

Year	Total
2005	$51,566
2006	6,440
2007	—
2008	7,357
2009	291,202
Thereafter	77,412

$433,977

Substantially all of the Company’s and the Predecessor’s real estate assets are pledged as collateral for the notes payable and line of credit detailed above. In addition, the Company is subject to certain restrictive covenants relating the outstanding notes payable, which the Company was in compliance with at December 31, 2004.

During the year ended December 31, 2004, the Company and the Predecessor refinanced approximately $143,840 of borrowings. As a result of these refinancings, approximately $819 of unamortized deferred financing

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

costs associated with the loans that were repaid was written off, and approximately $5,687 of prepayment penalties were paid. The $819 of deferred financing and $3,523 of prepayment penalties are included in loss on debt extinguishments in the consolidated statement of operations. An additional $2,164 of prepayment penalties were included in the purchase price of property acquisitions.

On October 4, 2004, the Company entered into a reverse interest rate swap agreement to float the interest rate on a $61,770 senior 4.30% fixed rate mortgage at a rate of LIBOR plus .0655% through June 2009.

On August 27, 2004, the Company entered into a new $111,000 senior 4.65% fixed rate mortgage in conjunction with the purchase of 26 self-storage properties.

On August 26, 2004, the Company closed a $37,000 variable rate mortgage. This mortgage is collateralized by five properties and bears interest at a variable rate equal to LIBOR plus 1.75% and matures in three years after inception with a two-year extension available at the Company’s option.

9. PUTABLE PREFERRED INTERESTS IN CONSOLIDATED JOINT VENTURES AND OTHER MINORITY INTERESTS

On August 17, 2004, the Company purchased its joint venture partner’s 49.5% interest in Extra Space Properties Three, LLC. Prior to the purchase of its joint venture partner’s interest, the Predecessor owned a 50.5% interest in Extra Space Properties Three, LLC. This arrangement provided for a preferred return of 12% on certain capital provided by both the Predecessor and the joint venture partner, and thereafter returns were split based upon percentage residual interests.

The Company also purchased its joint venture partner’s interests in 15 other self-storage facilities on August 17, 2004. The Predecessor had entered into these joint venture agreements with other entities controlled by Equibase Mini Warehouse. These arrangements provided for a preferred return of either 10% or 12%, depending on the specific agreement, on certain capital provided by the joint venture partner and thereafter returns were split based on the indicated percentage interests (generally 40% to the Predecessor and 60% to the investors).

Prior to the buyout of the Predecessor’s joint ventures partners (entities controlled by Equibase Mini Warehouse), the Predecessor and/or a significant unit holder provided certain financial guarantees to the secured lender (generally providing for performance under the loan, including principal and interest payments), or to support a put right on a portion of the joint venture partner’s interest after a fixed period (generally either three or five years), that effectively provided for a return on and of the preferred portion of their investment. In addition, after a fixed period (generally either three or five years), the joint venture had the right to redeem the preferred capital at an amount equal to its unreturned contribution plus any accrued preferred return. Upon exercise of the put or call on the preferred portion of their investment, the joint venture investors would continue to hold their residual equity interests. As a result of the put rights and guarantees, the Predecessor consolidated the properties and related debt until the put rights and guarantees were satisfied or have expired. At December 31, 2003, all the joint venture properties were consolidated. The financial guarantees to the secured lender would generally expire upon satisfaction of the related loan at maturity or refinancing. The put rights and related guarantees had no stated maturity and would only expire upon exercise or through redemption of the preferred interests through a capital event.

On August 17, 2004, the Company completed the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which currently own an aggregate of 30 self-storage

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

properties, for an aggregate of approximately $35,800 in cash and 114,928 OP Units issued by the Operating Partnership valued at $1,437.

Upon completion of the Offering, the Company was released from all puts and guarantees relating to the remaining Equibase joint ventures. These guarantees and puts were transferred to Extra Space Development and a shareholder of the Company. Accordingly, these properties were deconsolidated as of August 17, 2004. The operating results through August 16, 2004 relating to the properties that were deconsolidated are included in the consolidated statements of operations.

During the years ended December 31, 2004, 2003, and 2002, the Company reflected interest expense on the putable preferred interests of $4,227, $4,951 and $2,634, respectively, including amortization of discounts ascribed at issuance of $1,043, $1,311 and $554, respectively.

During the formation of ESE and ESW, the Predecessor agreed to guarantee the financial performance of certain properties, which were acquired on behalf of those entities. As a result of these guarantees, the Predecessor consolidated these properties until these performance guarantees were satisfied or expired. During 2003, the guarantees related to two properties were either satisfied or expired. During the years ended December 31, 2004, 2003 and 2002, the Company and the Predecessor recognized $0, $1,283, and $395, respectively, of expense, related to these guarantees. These amounts are classified as a component of unrecovered development / acquisition costs and support payments. At December 31, 2004 and 2003, there were no active guarantees related to these properties.

The following table summarizes the putable preferred interests in consolidated joint ventures and other minority interests of the Company and the Predecessor:

	Company	Predecessor
	December 31,
	2004	2003
Putable Preferred Interests:
Extra Space Properties Three, LLC	$—	$7,880
Equibase Mini Warehouse joint ventures	—	29,963
Less discount	—	(4,409)

Total	$—	$33,434

Other Minority Interests
Extra Space Properties Three, LLC	$—	$977
Equibase Mini Warehouse joint ventures	—	3,060
ESE and ESW	—	—
Other	—	387

Total	$—	$4,424

10. OTHER LIABILITIES

Other liabilities at December 31, 2004 and 2003 are summarized as follows:

	Company	Predecessor
	2004	2003
Deferred rental income	$4,414	$1,959
Accrued interest	874	675
Other accrued liabilities	881	512
Other liabilities	834	2,130

	$7,003	$5,276

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

11. RELATED PARTY TRANSACTIONS

The Company’s and the Predecessor’s management agreements provide for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities. The Company and the Predecessor earn interest income during the development period equal to 10% of its net investment in the development property. The Company and the Predecessor earn development fees of 4-6% of budgeted costs on developmental projects and acquisition fees of 1% of the gross purchase price or the completed costs of development of acquired properties.

During the years ended December 31, 2004, 2003 and 2002, the Company and the Predecessor recognized management fee revenues of $608, $1,038 and $1,077, respectively relating to ESE and ESW. During the years ended December 31, 2004, 2003 and 2002, the Company and the Predecessor recognized $161, $577 and $0, respectively of development fee revenues relating to ESE and ESW.

During the years ended December 31, 2004, 2003 and 2002, the Company and the Predecessor recognized $382, $353 and $0, respectively of management fee revenue relating to ESNPS. During the years ended December 31, 2004, 2003 and 2002, the Company and the Predecessor recognized $0, $40 and $0, respectively of acquisition fee revenue relating to ESNPS.

The Company and the Predecessor recognize revenue on various transactions with properties partially owned by the Company and the Predecessor or by shareholders or members of the Company and the Predecessor. These transactions are in addition to revenues recognized from ESE, ESW and ESNPS.

The following table summarizes these transactions for the Company and the Predecessor:

	Company	Predecessor
	Year ended December 31,
	2004	2003	2002
Management fees	$179	$95	$456
Development fees	1,040	—	716
Acquisition fees	—	37	205
Interest income from development properties	12	113	194

	$1,231	$245	$1,571

During the years ended December 31, 2004, 2003 and 2002, management fee expense of $2,775, $7,933 and $5,272, respectively, was recorded for services provided to support the Company’s and the Predecessor’s self-storage facilities by Extra Space Management, Inc. (ESMI), a corporation that shared common ownership with the Predecessor, including shareholders who were officers of the Predecessor. Under this agreement, ESMI provided employees who supported the operations of existing self-storage facilities and the acquisition and development of new self-storage facilities by the Predecessor. On March 31, 2004, the Predecessor purchased all of the outstanding common stock of ESMI for its net book value of $184. ESMI had equipment and fixtures of $256, other assets of $736 and liabilities of $808.

At December 31, 2004 and 2003, $0 and $334, respectively, were included in payables to related parties for these expenses. Real estate under development includes capitalized internal development costs paid by ESMI on behalf of the Company of $1,198, $1,797 and $3,788 for the years ended December 31, 2004, 2003 and 2002, respectively.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

Related party balances as of December 31, 2004 and 2003 are summarized as follows:

	Company	Predecessor
	2004	2003
Receivables:
Development and management fees receivable	$2,239	$781
Loans to properties	—	955
Other receivables from related parties	262	330

	$2,501	$2,066

Payables:
Advances from members	$—	$8,369
Advances from joint venture partner	—	15,508
Other payables to related parties	—	947

	$—	$24,824

Receivables from related parties consist of loans to properties in which the Company and the Predecessor has no equity interest and development and management fee receivables. Payables to related parties consist primarily of amounts advanced by members of the Predecessor; in addition, a joint venture partner has made advances to the Predecessor in the form of mortgage loans used to purchase land and self-storage facilities. These related party receivables and payables bear interest at 9-12% and are due upon demand.

As discussed in Note 8, one member of the Predecessor has guaranteed certain borrowings of the Predecessor. The Predecessor did not pay any fees for these guarantees.

On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development (“ESD”), a consolidated subsidiary, to the Class A members. ESD owned 13 early-stage development properties, two parcels of undeveloped land, and a note receivable. The net book value of the distributed properties and related liabilities was approximately $15,000. The Predecessor retained a receivable of $6,212 from ESD and recorded a net distribution of $9,000. In September 2004, ESD repaid the amounts due the Company using funds obtained through new loans on unencumbered properties. Through August 16, 2004, the Predecessor was required to continue consolidating certain of the properties due to financial guarantees. Concurrent with the initial public offering, the Company was released from all guarantees, and the properties were deconsolidated as of August 16, 2004 (Note 9). The Company does not intend to purchase these properties in the future. During the year ended December 2004, the Company recognized management fee revenue of $26 from ESD.

During 2002, the Predecessor distributed software with a net book value of $699 to the Class A unit holders. Those members contributed the software to a newly formed company, Centershift. During 2004 and 2003, the Predecessor advanced Centershift $0 and $1,798 under the terms of a convertible note, which bears interest at 9%. The note receivable from Centershift was reflected as a reduction of members’ equity at December 31, 2003. On January 1, 2004, the Predecessor distributed the $4,493 (including accrued interest of $438) note receivable from Centershift to the Class A unit holders. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2004, 2003 and 2002, the Company paid Centershift $441, $175 and $202 respectively, for the use of Centershift’s software program STORE.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

The Company has determined that it has a variable interest in properties in which ESD owns or has an ownership interest. The Company does not have an equity investment or interest, and in which it is not the primary beneficiary. This variable interest is a result of management and development contracts that are held by the Company. The variable interest is limited to the management and development fees and there is not any additional loss that can be attributed to the Company.

12. MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company is also a limited partner of the Operating Partnership, and controls the operations of the Operating Partnership, holding an 8.05% ownership interest therein as of December 31, 2004. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The Company and Operating Partnership were formed to continue to operate and expand the business of the Predecessor.

The minority interest in the Operating Partnership represents OP Units that are not owned by the Company, which, at December 31, 2004 totaled 8.05% of the outstanding units (8.84% as of August 17, 2004). In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units (“OP units”). Limited partners who received OP units in the formation transactions have the right, commencing on or after August 17, 2005, to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of common stock at the time of the redemption. Alternatively, the Company may elect to acquire those OP units in exchange for shares of common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. Upon consummation of the Offering, 8.84% of the carrying value of the net assets of the Predecessor ($8,481) was allocated to the minority interest. As of December 31, 2004, the Operating Partnership had 2,730,050 OP units outstanding.

CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into shares of the Company’s common stock. Initially, each CCU will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ending March 31, 2006 and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCU issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled and restored to the status of authorized but unissued shares of common stock.

13. REDEEMABLE MINORITY INTEREST—FIDELITY

Through December 31, 2003, the Predecessor, through a consolidated subsidiary, Extra Space Properties Four, LLC, had received net cash proceeds of $14,156 (net of transaction costs of $1,403) from FREAM No. 39, LLC and Fidelity Pension Fund Real Estate Investments (collectively, “Fidelity”). The Predecessor was accreting the discount related to the transaction costs over the five-year period ending November 25, 2006; the first date the investment was redeemable by Fidelity.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

This investment earned a 22% preferred return, of which, 9% was payable quarterly with the remainder payable upon redemption. The earliest date at which the investment could be repaid without penalty at the option of the Predecessor was November 25, 2004. The investment was redeemable November 25, 2006 at the option of Fidelity. As of December 31, 2003, the Predecessor owed Fidelity $3,810, in unpaid preferred return which had been accrued and was included in the redeemable minority interest-Fidelity.

On September 9, 2004, the Operating Partnership completed its acquisition of the preferred equity interest held by Fidelity in Extra Space Properties Four LLC. This interest was acquired for approximately $21,530 in cash, which included the preferred return through November 25, 2004. The Company recorded a loss on early redemption of $1,478.

14. MEMBERS’ AND SHAREHOLDERS’ EQUITY

Shareholders’ Equity

The Company’s charter provides that it can issue up to 200,000,000 shares of our common stock, $0.01 par value per share, 4,100,000 CCS, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors is authorized to increase the aggregate number of authorized shares or the number of shares of any class or series without shareholder approval. As of December 31, 2004, 31,169,950 shares of common stock were issued and outstanding, 3,888,843 shares of CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding.

All shareholders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of shareholders. The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

Unlike the Company’s shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company’s common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ending March 31, 2006 and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCS issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock.

While any CCSs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly owned early-stage lease-up properties.

As of December 31, 2004, no shares of preferred stock are outstanding.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

Members’ Equity

Members’ profits, losses and distributions of the Predecessor were allocated in accordance with the terms of the operating agreement, as amended. Member unit holders included members of management. Member interests were divided into four classes of units.

Class A units were common units with voting rights and no par value. These units were not redeemed at the option of the Company or the holder. There were also non-voting Class A units held by certain employees.

During April 2004, the Predecessor granted 4,019,837 Class A Units, valued at $0.30 per unit, to certain employees, resulting in a compensation charge of $1,205. All A units were redeemed or converted to common stock as of August 17, 2004 at the option of the holder.

Class B units were preferred units with a par value of $1.00. These units were non-convertible, non-voting and earned a 9% preferred return (non-compounding) with no current dividend paid. The 9% preferred return was paid based upon available funds, including upon liquidation or termination. These units were not redeemed at the option of the Company or the holder. All B units were redeemed or converted to common stock as of August 17, 2004 at the option of the holder.

Class C units were preferred units with a par value of $1.00. These units were non-convertible, non-voting and earned a 9% preferred return with current dividends paid quarterly. All C units were redeemed or converted to common stock as of August 17, 2004 at the option of the holder.

Class E units were preferred units with a par value of $1.00. These units were non-convertible, non-voting and earned a 7% preferred return with current dividends paid quarterly. These units were redeemable after July 1, 2004 at the option of the holder. All E units were redeemed or converted to common stock as of August 17, 2004 at the option of the holder.

Class B, C and E units did not participate in the distribution of profits after payment of the preferred return.

15. STOCK OPTION PLAN

In August 2004, the Board of Directors approved the 2004 Long-Term Incentive Compensation Plan (the “Plan”). Under the terms of the Plan, the exercise price of an option shall be determined by the Compensation Committee and reflected in the applicable award agreement. Each option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed 10 years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the Plan). Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation Committee at the time of grant, such stock options shall vest ratably over a four-year period beginning on the date of grant.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

The following table summarizes the Company’s stock option activity for the year ended December 31, 2004:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—
Options granted	1,680,000	12.50
Options exercised	—	—
Options cancelled	112,000	12.50

Outstanding, end of year	1,568,000	$12.50

Options exercisable, end of year	—

16. GAIN ON THE SALE OF REAL ESTATE ASSETS

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

During 2003, the Company sold a self-storage facility in Kings Park, New York for $6,241 to ESE. The Company recognized a gain on the sale of $672.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

17. SEGMENT INFORMATION

The Company and the Predecessor operate in two distinct segments, Property Management and Development and Rental Operations. Financial information for the Company’s and the Predecessor’s business segments are set forth below:

	Company	Predecessor	Predecessor
	For the years ended December 31,
	2004	2003	2002
Statement of Operations
Total revenues
Property management and development	$3,315	$3,207	$3,575
Rental operations	62,656	33,054	28,811

	$65,971	$36,261	$32,386

Operating expenses, including depreciation and amortization
Property management and development	$13,519	$13,262	$7,881
Rental operations	41,303	21,635	17,265

	$54,822	$34,897	$25,146

Gain on sale of real estate assets
Property management and development	$1,749	$672	$—

Equity in earnings of real estate ventures
Rental operations	$1,387	$1,465	$971

Income (loss) before interest, loss on debt extinguishments and minority interest
Property management and development	$(8,455)	$(9,383)	$(4,306)
Rental operations	22,740	12,884	12,517

	$14,285	$3,501	$8,211

Depreciation and amortization expense
Property management and development	$315	$27	$26
Rental operations	15,237	6,778	5,626

	$15,552	$6,805	$5,652

Interest expense and loss on debt extinguishment
Property management and development	$329	$183	$68
Rental operations	31,685	18,563	13,826

	$32,014	$18,746	$13,894

Statement of Cash Flows
Acquisition of real estate assets
Property management and development	$(245,717)	$—	$(4,745)

Development and construction of real estate assets
Property management and development	$(19,487)	$(62,632)	$(60,688)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

	Company	Predecessor
	December 31,
	2004	2003
Balance Sheet
Investment in real estate ventures
Rental operations	$6,182	$8,438

Total Assets
Property management and development	32,608	82,483
Property operations	715,876	301,268

	$748,484	$383,751

18. DECONSOLIDATION OF ASSETS

As a result of the distribution of the Predecessor’s equity ownership in Extra Space Development (“ESD”) and the release of all puts and guarantees on August 16, 2004, the Predecessor de-consolidated certain properties during the year ended December 31, 2004. The operating results through August 16, 2004 relating to the properties that were deconsolidated are included in the consolidated statements of operations. As a result of the deconsolidation, the following assets and liabilities were removed from the Predecessor’s accounts:

Cash	$(449)
Construction in progress	78,621
Restricted cash	307
Other assets	11,098
Liabilities	(66,287)
Putable interests	(12,192)
Minority interest	(9,613)

The Company has consolidated a property in Pico Rivera, California in which neither the Company or the Predecessor has any equity or profits interest. The property was owned by the Predecessor, and sold at cost to certain former members of the Predecessor. However, the Company and the Predecessor continued to guarantee the mortgage loan on the property, and therefore, consolidated the property’s operations until the loan guarantee was satisfied or released. In December 2004, this loan guarantee was released and the property was deconsolidated. As a result of the deconsolidation, the following assets and liabilities were removed from the Predecessor’s accounts:

Cash	$25
Construction in progress	3,001
Related party receivable	(1,054)
Other assets	154
Liabilities	(2,341)
Minority interest	215

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

19. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease on the corporate office and owns six self-storage facilities that are subject to ground leases. At December 31, 2004, future minimum rental payments under these non-cancelable operating leases are as follows:

Year Ending December 31,	Total
2005	$1,495
2006	920
2007	706
2008	709
2009	709
Thereafter	14,765

$19,304

The monthly rental amount for one of the ground leases is the greater of a minimum amount or a percentage of gross monthly receipts. The Company recorded rent expense of $1,332, $277 and $206 related to these leases in the years ended December 31, 2004, 2003 and 2002, respectively.

The Company and the Predecessor have guaranteed a mortgage loan held by an unconsolidated joint venture in which the Company has a non-controlling ownership interest. This guarantee was entered into prior to January 1, 2003. At December 31, 2004, the total amount of mortgage debt relating to this joint venture was $7,922. This mortgage loan matures May 20, 2005. If the joint venture defaulted on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralizes the loan could reimburse the Company. The estimated fair market value of the encumbered assets at December 31, 2004 is $15,000. The Company and the Predecessor had recorded no liability in relation to this guarantee as of December 31, 2004 and December 31, 2003. To date the joint venture has not defaulted on its mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has guaranteed a construction loan for an unconsolidated partnership that owns a development property in Baltimore, Maryland. The property is owned by a joint venture in which the Company has a 10% equity interest. This guarantee was entered into in November 2004. At December 31, 2004, the total amount of mortgage debt relating to this joint venture was $999. This mortgage loan matures December 1, 2007. If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralizes the loan could reimburse the Company. The estimated fair market value of the encumbered assets at December 31, 2004 is $2,500. The Company has recorded no liability in relation to this guarantee as of December 31, 2004. The fair value of the guarantee is not material. To date the joint venture has not defaulted on its mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company and the Predecessor have been involved in routine litigation arising in the ordinary course of business. As of December 31, 2004, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Predecessor or its properties.

20. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the value of properties held by the Company.

The Company’s use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associates with the Company’s operating and financial structure, as well as to hedge specific transactions. The conterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.

In October 2004, the Company entered into a reverse interest rate swap agreement (“Swap Agreement”) to float $61,770 of 4.30% fixed interest rate secured notes due in June 2009. Under this Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.655%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement is a fair value hedge, as defined by SFAS No. 133, and the fair value of the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly interest payments are recognized as an increase or decrease in interest expense.

21. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	Predecessor		Company
	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$10,926	$13,929	$18,168	$22,948

Cost of operations	$10,555	$12,428	$14,808	$17,031

Net loss	$(6,032)	$(7,036)	$(5,077)	$(317)

Net attributable to common shareholders	$(8,178)	$(9,183)	$(8,020)	$(317)

Net loss—basic	$(1.64)	$(1.49)	$(0.53)	$(0.01)
Net loss—diluted	(1.64)	(1.49)	(0.53)	(0.01)

	Predecessor
	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$8,330	$9,219	$9,134	$9,578

Cost of operations	$7,335	$7,573	$8,077	$11,912

Net loss	$(3,619)	$(2,373)	$(3,812)	$(8,142)

Net attributable to common shareholders	$(4,984)	$(3,738)	$(5,166)	$(9,394)

Net loss—basic	$(1.20)	$(0.90)	$(1.15)	$(2.27)
Net loss—diluted	(1.20)	(0.90)	(1.15)	(2.27)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except shares and per share data)

22. SUBSEQUENT EVENTS

On January 1, 2005, the Company purchased one self-storage facility located in Palmdale, California from certain members of management and a director for cash of $6,500. The independent board members approved this acquisition.

On January 18, 2005, the Company purchased one self-storage facility located in Avenel, New Jersey from a third party for cash of $9,700. The Company paid cash of $5,564 and assumed net liabilities of $4,136.

On February 28, 2005, the Company purchased one self-storage facility located in Atlanta, Georgia from a third party for cash of $11,771.

On March 8, 2005, the Company purchased four self-storage facilities located in Florida from a third party for cash of $29,600.

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollar in thousands)

Description	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment (2)	Building Adjustment (2)	Gross carrying amount at December 31, 2004			Accumulated depreciation	Date acquired or development completed
								Land	Building and improvements	Total
Oxford, MA	$1,681	$482	$1,762	$—	$64	$46	$168	$528	$1,994	$2,522	$260	Oct-99
Oakland, CA	4,588	—	3,777	—	88	—	494	—	4,359	4,359	481	Apr-00
Casitas, CA	4,710	1,431	2,976	—	3	180	374	1,611	3,353	4,964	367	Mar-00
Lamont St., NV	1,090	251	717	—	80	27	87	278	884	1,162	100	Feb-00
Halls Ferry, MO	2,452	631	2,159	—	63	59	205	690	2,427	3,117	270	Jun-00
Forest Park, MO	1,241	156	1,313	—	99	17	151	173	1,563	1,736	183	Jun-00
Banksville, PA	2,190	991	1,990	—	202	91	199	1,082	2,391	3,473	246	Aug-00
N. Lauderdale, FL	2,498	428	3,516	—	86	31	260	459	3,862	4,321	430	Aug-00
Forest Hill, FL	2,540	1,164	2,511	—	62	82	180	1,246	2,753	3,999	302	Aug-00
Fountainbleau, FL	4,623	1,325	4,395	—	109	114	388	1,439	4,892	6,331	541	Aug-00
Kendall, FL	8,467	5,315	4,305	—	58	544	447	5,859	4,810	10,669	508	Aug-00
Margate, FL	2,938	430	3,139	—	42	39	287	469	3,468	3,937	371	Aug-00
Military Trail, FL	2,724	1,312	2,511	—	68	104	204	1,416	2,783	4,199	307	Aug-00
Inglewood, CA	4,545	1,379	3,343	—	129	150	377	1,529	3,849	5,378	416	Aug-00
Burbank, CA	9,034	3,199	5,082	—	61	419	672	3,618	5,815	9,433	595	Aug-00
Pico Rivera, CA	3,500	1,150	3,450	—	5	—	—	1,150	3,455	4,605	273	Aug-00
Northborough, MA	2,608	280	2,715	—	194	—	—	280	2,909	3,189	289	Feb-01
Ashland, MA	3,019	474	3,324	—	115	—	—	474	3,439	3,913	168	Jun-03
Hoboken, NJ	6,230	2,687	6,092	—	27	—	—	2,687	6,119	8,806	391	Jul-02
Plainview, NY	1,700	4,287	3,710	—	80	—	—	4,287	3,790	8,077	398	Dec-00
Metuchen, NJ (1)	5,000	1,153	4,462	—	57	—	—	1,153	4,519	5,672	346	Dec-01
Nanuet, NY	5,200	2,072	4,644	—	28	—	—	2,072	4,672	6,744	341	Feb-02
Dedham, MA	2,326	2,127	3,041	—	228	—	—	2,127	3,269	5,396	238	Mar-02
Groton, CT	2,940	1,277	4,010	—	—	—	—	1,277	4,010	5,287	51	Jan-04
Whittier, CA	2,544	—	2,985	—	—	—	—	—	2,985	2,985	192	Jun-02
Kingston, MA (1)	2,000	555	2,491	—	9	—	—	555	2,500	3,055	143	Oct-02
Mt Vernon, NY	6,256	1,926	7,622	—	20	—	—	1,926	7,642	9,568	369	Nov-02
North Bergen, MA	5,907	2,100	6,606	—	2	—	—	2,100	6,608	8,708	262	Jul-03
Saugus, MA	5,345	1,725	5,514	—	60	—	—	1,725	5,574	7,299	230	Jun-03
Stockton, CA	3,240	649	3,272	—	13	—	—	649	3,285	3,934	226	May-02

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollar in thousands)

Description	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment (2)	Building Adjustment (2)	Gross carrying amount at December 31, 2004			Accumulated depreciation	Date acquired or development completed
								Land	Building and improvements	Total
Whethersfield, CT	$3,061	$709	$4,205	$—	$21	$—	$—	$709	$4,226	$4,935	$252	$	Aug-02
Milton, MA	4,653	2,838	3,979	—	204	—	—	2,838	4,183	7,021	197		Nov-02
Weymouth, MA	4,640	2,806	3,103	—	8	—	—	2,806	3,111	5,917	362		Sep-00
Lynn, MA	2,480	1,703	3,237	—	27	—	—	1,703	3,264	4,967	295		Jun-01
Edison, NJ	7,150	2,519	8,547	—	154	—	—	2,519	8,701	11,220	681		Dec-01
Egg Harbor, NJ	5,899	1,724	5,001	—	217	—	—	1,724	5,218	6,942	411		Dec-01
Hazlet, NJ	10,560	1,362	10,262	—	177	—	—	1,362	10,439	11,801	813		Dec-01
Howell, NJ	3,256	2,440	3,407	—	111	—	—	2,440	3,518	5,958	282		Dec-01
Old Bridge, NJ	6,136	2,758	6,450	—	197	—	—	2,758	6,647	9,405	537		Dec-01
Woodbridge, NJ	4,199	505	4,524	—	155	—	—	505	4,679	5,184	386		Dec-01
Raynham, MA	3,640	588	2,270	—	66	82	323	670	2,659	3,329	154		May-00
Doylestown, PA	3,824	220	3,442	—	63	24	384	244	3,889	4,133	208		Nov-99
Glen Rock, NJ	4,080	1,109	2,401	—	31	113	246	1,222	2,678	3,900	146		Mar-01
Lyndhurst, NJ	6,944	2,679	4,644	—	43	250	437	2,929	5,124	8,053	282		Mar-01
South Holland, IL	2,954	839	2,879	—	38	26	89	865	3,006	3,871	177		Oct-02
Fontana (D), CA	3,588	1,246	3,356	—	84	54	146	1,300	3,586	4,886	106		Oct-03
Fontana (A), CA	3,440	961	3,846	—	18	39	158	1,000	4,022	5,022	227		Sep-02
Merrimack, NH	3,752	754	3,299	—	33	63	279	817	3,611	4,428	198		Apr-99
Arvada, CO (1)	1,000	286	1,521	—	174	—	—	286	1,695	1,981	212		Sep-00
Denver, CO (1)	2,000	602	2,052	—	101	143	512	745	2,665	3,410	258		Sep-00
Thornton, CO (1)	2,000	212	2,044	—	221	36	389	248	2,654	2,902	275		Sep-00
Westminister, CO (1)	1,000	291	1,586	—	138	8	48	299	1,772	2,071	203		Sep-00
Norwood, MA (1)	3,000	2,160	2,336	—	1,144	61	95	2,221	3,575	5,796	215		Aug-99
Somerville, MA (1)	6,000	1,728	6,570	—	41	3	13	1,731	6,624	8,355	497		Jun-01
Crest Hill, IL	2,948	847	2,946	—	15	121	424	968	3,385	4,353	118		Jul-03
Marshfield, MA	3,033	1,039	4,155	—	11	—	—	1,039	4,166	5,205	76		Mar-04
Tracy (D), CA	—	778	2,638	—	33	133	447	911	3,118	4,029	111		Jul-03
Tracy (A), CA	—	946	1,937	—	—	—	—	946	1,937	2,883	76		Apr-04
Bronx, NY (Fordham Rd)	12,000	3,995	11,870	—	189	—	—	3,995	12,059	16,054	116		Aug-04

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollar in thousands)

Description	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment (2)	Building Adjustment (2)	Gross carrying amount at December 31, 2004			Accumulated depreciation	Date acquired or development completed
								Land	Building and improvements	Total
Lumberton, NJ	$—	$826	$3,930	$—	$—	$—	$—	$826	$3,930	$4,756	$4	Dec-04
Bayville, NJ	—	1,191	5,312	—	—	—	—	1,191	5,312	6,503	—	Dec-04
Union, NJ	—	1,754	6,237	—	—	—	—	1,754	6,237	7,991	—	Dec-04
Bensalem, PA	—	1,131	4,525	—	—	—	—	1,131	4,525	5,656	—	Dec-04
Sherman Oaks, CA	13,400	4,051	12,152	—	—	—	—	4,051	12,152	16,203	91	Aug-04
Venice, CA	7,357	2,803	8,410	—	—	—	—	2,803	8,410	11,213	63	Aug-04
HBP, MA	2,108	684	2,069	—	9	—	—	684	2,078	2,762	53	Jan-04
Riverside, CA	2,792	1,075	4,042	—	—	—	—	1,075	4,042	5,117	39	Aug-04
Manteca, CA	2,793	848	2,543	—	12	—	—	848	2,555	3,403	63	Jan-04
Mesa, AZ	1,568	849	2,547	—	19	—	—	849	2,566	3,415	25	Aug-04
Lanham, MD (1)	10,000	3,349	10,079	—	252	—	—	3,349	10,331	13,680	231	Feb-04
Lawrenceville, NJ	11,946	3,402	10,230	—	150	—	—	3,402	10,380	13,782	234	Feb-04
Morrisville, NJ (1)	6,000	2,487	7,494	—	165	—	—	2,487	7,659	10,146	174	Feb-04
Philadelpha, PA	—	1,965	5,925	—	128	—	—	1,965	6,053	8,018	137	Feb-04
Quincy, MA	—	1,359	4,078	—	114	—	—	1,359	4,192	5,551	100	Feb-04
Dedham II, MA	6,700	2,443	7,328	—	127	—	—	2,443	7,455	9,898	162	Feb-04
Waltham, MA	—	3,770	11,310	—	133	—	—	3,770	11,443	15,213	244	Feb-04
Woburn, MA	—	—	—	—	94	—	—	—	94	94	5	Feb-04
Cambridge, MA	—	—	—	—	68	—	—	—	68	68	1	Feb-04
Foxboro, MA	3,680	759	4,158	—	13	—	—	759	4,171	4,930	550	May-04
Hudson, MA	2,800	806	3,122	—	17	—	—	806	3,139	3,945	417	May-04
Worcester, MA	1,784	212	2,308	—	1,419	—	—	212	3,727	3,939	342	May-04
Auburn, MA	3,680	918	3,728	—	2	—	—	918	3,730	4,648	401	May-04
Brockton, MA	2,440	647	2,762	—	6	—	—	647	2,768	3,415	225	May-04
Parlin, NJ	4,240	—	5,273	—	13	—	—	—	5,286	5,286	469	May-04
Penn Ave, PA	2,960	889	4,117	—	24	—	—	889	4,141	5,030	407	May-04
Kennedy, PA	2,544	736	3,173	—	—	—	—	736	3,173	3,909	345	May-04
Stoughton, MA	3,080	1,754	2,769	—	10	—	—	1,754	2,779	4,533	263	May-04
Claremont, CA	2,624	1,472	2,012	—	—	—	—	1,472	2,012	3,484	30	Jun-04
Kearns, UT	2,520	642	2,607	—	5	—	—	642	2,612	3,254	40	Jun-04
San Bernardino, CA	3,376	1,213	3,061	—	5	—	—	1,213	3,066	4,279	46	Jun-04

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollar in thousands)

Description	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment (2)	Building Adjustment (2)	Gross carrying amount at December 31, 2004			Accumulated depreciation	Date acquired or development completed
								Land	Building and improvements	Total
Torrance, CA	$6,960	$3,710	$6,271	$—	$30	$—	$—	$3,710	$6,301	$10,011	$96	Jun-04
Livermore, CA	4,920	1,134	4,615	—	—	—	—	1,134	4,615	5,749	69	Jun-04
Richmond, CA	4,696	953	4,635	—	—	—	—	953	4,635	5,588	70	Jun-04
Hawthorne, CA	3,840	1,532	3,871	—	15	—	—	1,532	3,886	5,418	59	Jun-04
Glendale, CA	4,480	—	6,084	—	—	—	—	—	6,084	6,084	91	Jun-04
No. Miami, FL	5,848	1,256	6,535	—	7	—	—	1,256	6,542	7,798	98	Jun-04
Arlington, TX	2,020	518	2,448	—	—	—	—	518	2,448	2,966	24	Aug-04
Austin, TX	3,944	844	4,320	—	6	—	—	844	4,326	5,170	42	Aug-04
Charleston, SC	3,791	1,241	4,045	—	10	—	—	1,241	4,055	5,296	39	Aug-04
Cheshire, GA	8,169	3,624	8,082	—	24	—	—	3,624	8,106	11,730	78	Aug-04
Columbia, SC	3,182	813	3,212	—	—	—	—	813	3,212	4,025	31	Aug-04
Culebra, TX	2,068	1,231	1,761	—	9	—	—	1,231	1,770	3,001	17	Aug-04
Dallas, TX	6,332	4,297	5,995	—	7	—	—	4,297	6,002	10,299	58	Aug-04
Fort Myers, FL	5,082	1,640	4,569	—	8	—	—	1,640	4,577	6,217	44	Aug-04
Fort. Worth, TX	3,880	612	5,619	—	11	—	—	612	5,630	6,242	55	Aug-04
Ft Lauderdale, FL	4,457	1,539	4,078	—	—	—	—	1,539	4,078	5,617	39	Aug-04
Goose Creek, SC	4,184	1,632	4,240	—	6	—	—	1,632	4,246	5,878	41	Aug-04
Grand Prairie, TX	2,204	534	2,259	—	6	—	—	534	2,265	2,799	22	Aug-04
Holcomb Bridge, GL	2,445	1,913	1,539	—	3	—	—	1,913	1,542	3,455	15	Aug-04
Madeira Beach, FL	4,857	1,635	5,007	—	4	—	—	1,635	5,011	6,646	48	Aug-04
Metairie, LA	5,419	1,994	4,089	—	6	—	—	1,994	4,095	6,089	40	Aug-04
New Orleans, LA	7,927	3,935	4,194	—	10	—	—	3,935	4,204	8,139	41	Aug-04
Orlando, FL	5,290	1,179	4,856	—	5	—	—	1,179	4,861	6,040	47	Aug-04
Port Charlotte, FL	4,481	1,347	4,492	—	11	—	—	1,347	4,503	5,850	44	Aug-04
Riverview, FL	3,591	634	2,863	—	4	—	—	634	2,867	3,501	28	Aug-04
Roswell, GA	2,813	1,615	1,967	—	10	—	—	1,615	1,977	3,592	19	Aug-04
Snellville, GA	5,210	2,610	3,905	—	3	—	—	2,610	3,908	6,518	38	Aug-04
Stone Mountain, GA	4,256	1,762	4,250	—	3	—	—	1,762	4,253	6,015	41	Aug-04
Summerville, SC	3,591	436	4,319	—	4	—	—	436	4,323	4,759	42	Aug-04
Valrico, FL	4,272	1,161	4,278	—	3	—	—	1,161	4,281	5,442	41	Aug-04
West Broad, VA	5,723	2,236	5,302	—	6	—	—	2,236	5,308	7,544	51	Aug-04

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollar in thousands)

Description	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment (2)	Building Adjustment (2)	Gross carrying amount at December 31, 2004			Accumulated depreciation	Date acquired or development completed
								Land	Building and improvements	Total
Westchase, TX	$1,812	$245	$1,450	$—	$10	$—	$—	$245	$1,460	$1,705	$14	Aug-04
San Bernardino (Dev), CA	—	750	—	—	—	—	—	750	—	750	—
Miscellaneous other (1)	468	677	2,202	—	68	—	—	677	2,270	2,947	137
Construction in Progress	—	—	1,963	—	—	—	—	—	1,963	1,963	—
Intangible-In-place leases & relationships	—	—	15,426	—	—	—	—	—	15,426	15,426	4,394

	$472,977	$176,874	$527,983	$—	$8,840	$3,059	$8,483	$179,933	$545,306	$725,238	$28,339

(1)	Represents property securing the line of credit. The total outstanding balance of the line of credit was allocated by the Company based on the relative values of real estate for each property.
(2)	Land and building adjustments relate to the acquistion of joint venture partners interest.

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollar in thousands)

Activity in real estate facilities during the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Operating facilities
Balance at beginning of year	$286,718	$241,798	$191,237
Acquisitions	424,730	—	8,327
Improvements and equipment purchases	3,285	472	1,487
Transfers from construction in progress	8,542	52,753	40,747
Dispositions and other	—	(8,305)	—

Balance at end of year	$723,275	$286,718	$241,798

Accumulated depreciation:
Balance at beginning of year	$12,284	$7,150	$3,435
Depreciation expense	12,454	5,837	4,569
Dispositions and other	3,601	(703)	(854)

Balance at end of year	$28,339	$12,284	$7,150

Construction in progress
Balance at beginning of year	$79,940	$71,767	$54,284
Current development	19,487	65,440	58,230
Transfers to operating facilities	(8,542)	(52,753)	(40,747)
Dispositions and other	(88,922)	(4,514)	—

Balance at end of year	$1,963	$79,940	$71,767

Net real estate assets	$696,899	$354,374	$306,415

The aggregate cost of real estate for U.S. federal income tax purposes is $723,275

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company’s Chief Executive Officer and Chief Financial Officer.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal controls that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrants

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement filed in connection with the annual shareholders’ meeting (the “Proxy Statement”). Information required by this item with respect to executive officers is provided in Item 4A of this report. See “Executive Officers of the Company.”

The information required to be filed regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement.

The information required by this item with respect to audit committee financial expert is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement.

The information required by this item with respect to the adoption of a code of ethics is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement. The Company’s Code of Business Ethics, which applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer, is posted on the Company’s website at http://www.extraspace.com.

The Board of Directors has adopted Corporate Governance Guidelines and charters for its Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on the Company’s website. Investors may obtain a free copy of the Code of Business Ethics, the Corporate Governance Guidelines or the committee charters by contacting the Investor Relations Department at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, Attn: James Overturf or by telephoning (801) 562-5556.

Item 11. Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

The Company has one equity based compensation plan, the 2004 Long-Term Incentive Compensation Plan. The following table sets forth information as of December 31, 2004 concerning this compensation plan, which was adopted by the Company’s board of directors prior to the issuance of shares pursuant to the Company’ initial public offering. The Company does not have any equity compensation plans that are not approved by stockholders.

Equity Compensation Plan Information

Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in common (a) (c)
Equity compensation plans approved by security holders	1,568,000	$12.50	6,320,000
Equity compensation plans not approved by security holders	—	—	—

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)	the weighted-average exercise price of such options, warrants and rights;
(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement to be filed within 120 days after December 31, 2004.

Item 14. Principal Accountant Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing the Company’s Proxy Statement to be filed within 120 days after December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) “Financial Statements and Schedules—see Index to Financial Statements included in Item 8.”

(b) Reports on Form 8-K

Form 8-K filed on August 23, 2004 to announce the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliates for $35.8 million in cash and 114,928 OP units issued by Extra Space Storage LP, the operating partnership. Also the Company announced the acquisition of joint venture interests held by affiliates of the Moss Group for $184,000 in cash and 1,006,684 OP Units in cash.

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

Form 8-K filed on November 12, 2004 to announce that Dean Jernigan resigned from its Board of Directors.

Form 8-K filed on November 19, 2004, announcing the financial results for the quarter ended September 30, 2004.

(c) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc. (1)

3.2	Bylaws of Extra Space Storage Inc. (1)

3.3	Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP. (1)

3.4	Declaration of Trust of ESS Holdings Business Trust I. (1)

3.5	Declaration of Trust of ESS Holdings Business Trust II. (1)

10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto. (1)

10.2	License between Centershift Inc. and Extra Space Storage LP. (1)

10.3	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space Properties Eight LLC. (1)

10.4	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space Properties Three LLC. (1)

Exhibit Number	Description
10.5	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space of New Jersey, L.L.C. (1)

10.6	Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Northborough LLC, Extra Space of Whittier LLC, Extra Space of Stockton LLC, Extra Space of Weymouth LLC, and Extra Space of Lynn LLC, and Bank of America, N.A. (1)

10.7	Loan Agreement, dated as of May 4, 2004, by and between Extra Space Properties Ten LLC and Bank of America, N.A. (1)

10.8	Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Raynham LLC, Extra Space of Doylestown LLC, Extra Space of Glen Rock LLC, Extra Space of Fontana One LLC, and Extra Space of Merrimack LLC, and Bank of America, N.A. (1)

10.9	2004 Long-Term Compensation Incentive Plan. (1)

10.10	Extra Space Storage Performance Bonus Plan. (1)

10.11	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Kenneth M. Woolley. (1)

10.12	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Kent W. Christensen. (1)

10.13	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Charles L. Allen. (1)

10.14	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements.

10.15	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements.

10.16	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors.

10.17	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc. (1)

10.18	Purchase Agreement, by and between Extra Space Storage LLC and Fidelity Management Trust Company. (1)

10.19	Membership Interest Purchase Agreement, dated April 27, 2004, by and between Extra Space Storage LLC and Strategic Performance Fund-II, Inc. (1)

10.20	Promissory Note dated April 28, 2004 from Extra Space Storage payable to Strategic Performance Fund-II, Inc. (1)

10.21	Purchase and Sale Agreement, by and between Extra Space Storage LLC and Extra Space West One LLC. (1)

10.22	Extra Space Storage Non-Employee Director Plan. (1)

14.0	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTRA SPACE STORAGE INC.

Date: March 15, 2005	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2005	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2005	By:	/s/ KENT W. CHRISTENSEN Kent W. Christensen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2005	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Senior Vice President Finance and Accounting (Principal Accounting Officer)

Date: March 15, 2005	By:	/S/ ANTHONY FANTICOLA Anthony Fanticola Director

Date: March 15, 2005	By:	/S/ SPENCER F. KIRK Spencer F. Kirk Director

Date: March 15, 2005	By:	/s/ ROGER B. PORTER Roger B. Porter Director

Date: March 15, 2005	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director