Form 10-Q
period 2005-03-31
Extra Space Storage Inc.
filed 2005-05-10
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2005 was 31,169,950.

EXTRA SPACE STORAGE INC.

EXPLANATORY NOTE

The financial statements covered in this report for the three month period ended March 31, 2004 contain the results of operations and financial condition of Extra Space Storage LLC (“the Predecessor”) and its subsidiaries, the predecessor to Extra Space Storage Inc. (the “Company”) and its subsidiaries, prior to the consummation of the Company’s initial public offering on August 17, 2004.

STATEMENT ON FORWARD LOOKING INFORMATION

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements. Such factors include, but are not limited to, changes in general economic conditions and in the markets in which the Company operates:

•	the effect of competition from new self-storage facilities or other storage alternatives, which would cause rents and occupancy to decline;

•	the Company’s ability to effectively compete in the industry in which it does business;

•	difficulties in the Company’s ability to evaluate, finance and integrate acquired and developed properties into the Company’s existing operations and to fill up those properties, which could adversely affect the Company’s profitability;

•	the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase the Company’s costs and reduce the Company’s cash available for distribution;

•	difficulties in raising capital at reasonable rates, which could impede the Company’s ability to grow; and

•	delays in development and construction processes, which could adversely affect the Company’s profitability; and economic uncertainty due to the impact of war or terrorism which could adversely affect its business plan.

The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets:
Real estate assets	$755,427	$696,899
Investments in real estate ventures	6,121	6,182
Cash and cash equivalents	12,286	24,329
Restricted cash	5,510	4,430
Receivables from related parties	2,254	2,501
Other assets, net	15,555	14,143

Total assets	$797,153	$748,484

Liabilities, Minority Interests, and Stockholders’ Equity:
Lines of credit	$48,499	$39,000
Notes payable	480,584	433,977
Accounts payable and accrued expenses	1,619	3,444
Other liabilities	9,799	7,003

Total liabilities	540,501	483,424

Minority interest in Operating Partnership	20,776	21,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,169,950 shares issued and outstanding at March 31, 2005 and December 31, 2004	312	312
Paid-in capital	347,883	347,883
Accumulated deficit	(112,319)	(104,588)

Total stockholders’ equity	235,876	243,607

Total liabilities, minority interests, and stockholders’ equity	$797,153	$748,484

See accompanying notes

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(unaudited)

	Company	Predecessor
	Three months ended March 31,
	2005	2004
Revenues:
Property rental	$22,222	$9,996
Management fees	368	548
Acquisition and development fees	267	265
Other income	61	117

Total Revenues	22,918	10,926

Expenses:
Property operations	8,878	4,410
Unrecovered development/acquisition costs and support payments	107	498
General and administrative	2,957	2,970
Depreciation and amortization	5,730	2,677
Other	20	—

Total Expenses	17,692	10,555

Income before interest expense, minority interests, equity in earnings of real estate ventures and loss on sale of real estate assets	5,226	371

Interest expense	(6,239)	(6,367)
Minority interest - Fidelity preferred return	—	(1,096)
Minority interest - Operating Partnership	56	—
Loss allocated to other minority interests	—	970
Equity in earnings of real estate ventures	317	261

Loss before loss on sale of real estate assets	(640)	(5,861)

Loss on sale of real estate assets	—	(171)

Net loss	$(640)	$(6,032)

Net loss per share:
Basic (1)	$(0.02)	$(2.66)

Diluted (1)	$(0.02)	$(2.66)

Weighted average number of shares:
Basic	31,169,950	2,268,169
Diluted	31,169,950	2,268,169

Cash dividends paid per common share	$0.2275	$—

(1)	The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

See accompanying notes

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Company	Predecessor
	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(640)	$(6,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,730	2,677
Amortization of discount on putable preferred interests in consolidated joint ventures	—	538
Minority interest - Fidelity preferred return	—	1,096
Income (loss) allocated to other minority interests	(56)	(970)
(Gain) loss on sale of real estate assets	—	171
Distributions of cumulative earnings from real estate ventures	69	194
Increase (decrease) in cash due to changes in:
Receivables from related parties	247	41
Other assets	(716)	(710)
Accounts payable	(1,825)	233
Payables to related parties	—	(83)
Other liabilities	447	68

Net cash provided by (used in) operating activities	3,256	(2,777)

Cash flows from investing activities:
Acquisition of real estate assets	(55,327)	(79,250)
Development and construction of real estate assets	(1,067)	(6,535)
Proceeds from sale of real estate assets	—	6,406
Investments in real estate ventures	(8)	(89)
Advances to Centershift and Extra Space Development	—	(2,884)
Purchase of equipment	(197)	(456)
Increase in cash resulting from de-consolidation of real estate assets and distribution of equity ownership in Extra Space Development and other properties	—	471
Change in restricted cash	(1,080)	(2,722)

Net cash used in investing activities	(57,679)	(85,059)

Cash flows from financing activities:
Proceeds from line of credit and notes payable	53,257	188,512
Payments on line of credit and notes payable	(2,765)	(123,143)
Deferred financing costs	(400)	(5,009)
Payments on other liabilities	—	(7)
Net payments to related parties and putable preferred interests in consolidated joint ventures	—	(1,283)
Member contributions	—	19,480
Return paid on Class B, C and E member units	—	(727)
Redemption of units	—	(155)
Minority interest investments	—	2,962
Minority interest distributions	—	(608)
Distributions to Operating Partnership unit holders	(621)	—
Dividends paid on common stock	(7,091)	—
Preferred return paid to Fidelity	—	(350)

Net cash provided by financing activities	42,380	79,672

Net decrease in cash and cash equivalents	(12,043)	(8,164)
Cash and cash equivalents, beginning of the period	24,329	11,746

Cash and cash equivalents, end of the period	$12,286	$3,582

See accompanying notes

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows - (Continued)

(Amounts in thousands)

(unaudited)

	Company	Predecessor
	Three months ended March 31,
	2005	2004
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$5,103	$5,118

Supplemental schedule of noncash investing and financing activities:
Acquisitions (Note 4):
Real estate assets	$—	$10,836
Payables to related parties	—	(273)
Notes payable	—	(6,785)
Other liabilities	—	(1,125)
Minority interest in Operating Partnership	—	—
Member units	—	(2,653)
Member units issued in exchange for receivables	—	2,944
Member units issued to repay notes and related party payables	—	1,190
Redemption of units in exchange for note payable	—	—
Adjustment to establish minority interest in Operating Partnership	—	—
Redemption of units in exchange for land	—	846

See accompanying notes

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Extra Space Storage Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2005 and 2004, include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Condensed Consolidated Balance Sheet as of December 31, 2004, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (“REIT”), was formed on April 30, 2004 to own, operate, acquire and develop self-storage facilities located throughout the United States and continues the business of the Predecessor. The Company’s interest in its properties is held through its operating partnership Extra Space Storage LP (the “Operating Partnership”), and its primary assets are general partner and limited partner interest in the Operating Partnership.

The Company invests in self-storage facilities by acquiring or developing wholly owned facilities or by acquiring an equity interest in real estate entities. At March 31, 2005, the Company had direct and indirect equity interest in 148 storage facilities located in 20 states and operating under the “Extra Space Storage” name.

The Company operates in two distinct segments: the Property Management and Development segment and the Rental Operations segment. The Company’s Property Management and Development activities include acquiring, managing, developing and selling self-storage facilities. The Rental Operations segment includes rental operations of self-storage facilities.

On August 17, 2004, the Company completed its initial public offering (the “Offering”) of 20,200,000 shares of common stock. On September 1, 2004, the underwriters exercised their over allotment option and purchased 3,030,000 shares of common stock. The Company succeeded to the business conducted by Extra Space Storage LLC (the “Predecessor”).

In connection with the Offering, the existing holders of Class A, Class B, Class C and Class E units in the Predecessor exchanged these units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership (“OP”) units, 3,888,843 contingent conversion shares (“CCSs”), 200,046 contingent conversion units (“CCUs”) and $18,885 in cash. As a result of this

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

exchange, the Predecessor became a wholly-owned subsidiary of the Operating Partnership and, as of March 31, 2005, is a 91.95% subsidiary of the Company.

3.	STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and make pro forma disclosures of net loss and basic loss per share as if the fair value method of valuing stock options had been applied. Under ABP No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. For purposes of the pro forma disclosures, we apply SFAS No. 123, as amended by SFAS No. 148, which requires the Company to estimate the fair value of the employee stock options at the grant date using an option-pricing model. The following table represents the effect on net loss and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, as amended:

	Company	Predecessor
	Three months ended March 31,
	2005	2004
Net loss as reported	$(640)	$(6,032)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(86)	—

Pro forma net loss	$(726)	$(6,032)

Net Loss per share
Basic - as reported	$(0.02)	$(2.66)
Basic - pro forma	$(0.02)	$(2.66)

Diluted - as reported	$(0.02)	$(2.66)
Diluted - pro forma	$(0.02)	$(2.66)

The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 7.3%, expected volatility of 21.9%, risk free interest rate of 3.5%, and expected life of 5 years. The weighted-average fair value of options at the date of grant was $1.09.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

4.	NET LOSS PER SHARE

Basic loss per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options outstanding). Diluted earnings per common share are computed using the weighted average common shares outstanding. No options or OP units were included in the computation of diluted net loss per share for the quarter ended March 31, 2005, because the effect would have been antidilutive. Options to purchase 1,647,500 shares of common stock were outstanding at March 31, 2005.

For the three months ended March 31, 2004, the weighted average number of common shares outstanding included Class A units, on a pro forma basis, as if the Class A units had been converted to common stock using the initial public offering conversion ratio of one Class A unit to 0.08 shares of common stock.

The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted. Such conversion cannot occur prior to March 31, 2006.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into a reverse interest rate swap agreement (“Swap Agreement”) in order to float $61.8 million of 4.30% fixed interest rate secured notes due in June 2009. Under this Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.655%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement qualifies as a fair value hedge, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, and the fair value of the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly interest payments are recognized as an increase or decrease in interest expense.

The estimated fair value of the Swap Agreement at March 31, 2005 is a liability of $1.9 million. For the quarter ended March 31, 2005, interest expense has been reduced by $164 as a result of the Swap Agreement.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

6.	REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	March 31, 2005	December 31, 2004
Land	$193,198	$179,932
Buildings and improvements	577,029	527,917
Intangible lease rights	3,400	3,400
Intangible assets - tenant relationships	13,075	12,026

	786,702	723,275
Less: accumulated depreciation and amortization	(33,901)	(28,339)

Net operating real estate assets	752,801	694,936
Real estate under development	2,626	1,963

Net real estate assets	$755,427	$696,899

7.	ACQUISITIONS

On January 1, 2005, the Company purchased one self-storage facility located in Palmdale, California from certain members of the Company’s management team and a director, for $6.6 million. The Company paid cash of $3.3 million and assumed a note payable for $3.3 million. The independent members of the Company’s Board of Directors approved this acquisition.

On January 18, 2005, the Company purchased one self-storage facility located in Avenel, New Jersey from a third party for $9.7 million. The Company paid cash of $5.6 million and assumed net liabilities of $4.1 million.

On February 28, 2005, the Company purchased one self-storage facility located in Atlanta, Georgia from a third party for cash of $11.8 million.

On March 8, 2005, the Company purchased four self-storage facilities located in Florida from a third party for cash of $29.6 million.

On March 28, 2005, the Company purchased one self-storage facility located in Green Acres, Florida from a third party for cash of $4.7 million.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

The pro forma financial information presented below gives effect to the acquisitions as if the acquisitions had occurred as of the beginning of the respective periods. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred on January 1, 2005 and 2004, respectively, or results which may be achieved in the future.

	Pro Forma Three months ended March 31,
	2005	2004
Revenues	$24,124	$22,626

Net income (loss)	$(979)	$(2,142)

Loss per share	$(0.03)	$(0.94)

8.	INVESTMENTS IN REAL ESTATE VENTURES

At March 31, 2005 and December 31, 2004, the Company held minority investments in Extra Space West One LLC (“ESW”), which owns self-storage facilities in California, and Extra Space Northern Properties Six, LLC (“ESNPS”), which owns properties in California, Massachusetts, New Hampshire, New Jersey and New York.

At March 31, 2004, the Predecessor held a minority investment in Extra Space East One LLC (“ESE”), which owns self-storage facilities in Massachusetts, New Jersey and Pennsylvania. The Predecessor acquired its joint venture partner’s interest in ESE on May 4, 2004. Subsequent to the acquisition of its partner’s joint venture interest in ESE, the Company has consolidated these properties.

In addition to the investments in ESE, ESW and ESNPS, the Company also holds 10-50% investments in other entities, which own and develop self-storage facilities. In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits are generated in excess of these preferred returns, the Company would receive a higher percentage of the excess cash/profits than its equity interest percent (i.e. a disproportionate allocation).

To the extent that properties were sold/transferred into these ventures where such transactions did not qualify for sales treatment, those properties are reflected as being owned by the Predecessor in the consolidated financial statements with the joint venture partners’ interests in these properties reflected as minority interests and putable preferred interests in consolidated joint ventures. There were no such transactions as of December 31, 2004 or March 31, 2005.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

The components of investments in real estate ventures consist of the following:

	Excess Profit Participation %	Equity Ownership %	March 31, 2005	December 31, 2004
ESE	40%	5%	$—	$—
ESW	40%	5%	2,277	2,300
ESNPS	35%	10%	2,096	2,138
Other minority owned properties	40-50%	10-50%	1,748	1,745

			$6,121	$6,183

The components of equity in earnings of real estate ventures consist of the following:

	Company	Predecessor
	Three months ended March 31,
	2005	2004
Equity in earnings of ESE	$—	$14
Equity in earnings of ESW	287	178
Equity in earnings (losses) of ESNPS	34	(93)
Equity in earnings (losses) of other minority owned properties	(4)	162

	$317	$261

9.	OTHER ASSETS

The components of other assets are summarized as follows:

	March 31, 2005	December 31, 2004
Equipment and fixtures	$7,312	$7,115
Less: accumulated depreciation	(4,044)	(4,136)
Deferred financing costs, net	6,822	6,899
Capitalized advertising costs, net	450	588
Prepaid expenses and escrow deposits	3,069	2,305
Other	1,946	1,372

	$15,555	$14,143

10.	LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100 million revolving line of credit, which includes a $10 million swingline subfacility (the “Credit Facility”). The Credit Facility has an interest rate of 175 basis points over LIBOR (4.62% at March 31, 2005 and 4.15% at December 31, 2004). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of March 31, 2005, the Credit Facility has

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

approximately $68.5 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance on the line of credit at March 31, 2005 and December 31, 2004 was $48.5 million and $39.0 million, respectively and is due September 2007. The Credit Facility is collateralized by mortgages on real estate assets.

11.	NOTES PAYABLE

The components of notes payable are summarized as follows:

	March 31, 2005	December 31, 2004
Mortgage and construction loans with banks bearing interest at fixed rates between 4.30% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between September 1, 2005 and October 1, 2013.	$388,861	$340,669

Mortgage and construction loans with banks bearing interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.75% (4.62% and 4.15% at March 31, 2005 and December 31, 2004, respectively) and LIBOR plus 2.75% (5.62% and 5.40% at March 31, 2005 and December 31, 2004, respectively). Interest rates based on Prime are between Prime (5.75% and 5.25% at March 31, 2005 and December 31, 2004, respectively) and Prime plus 1.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between May 1, 2005 and August 24, 2009.	91,723	93,308

	$480,584	$433,977

Substantially all of the Company’s and the Predecessor’s real estate assets are pledged as collateral for the notes payable and line of credit detailed above. In addition, the Company is subject to certain restrictive covenants relating the outstanding notes payable, which the Company was in compliance at March 31, 2005.

12.	OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	March 31, 2005	December 31, 2004
Deferred rental income	$4,742	$4,414
Accrued interest	1,508	874
Other accrued liabilities	1,501	881
Fair value of Interest rate swap	1,870	532
Other liabilities	178	302

	$9,799	$7,003

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

13.	RELATED PARTY TRANSACTIONS

On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development (“ESD”), a subsidiary consolidated at that time, to its Class A members. ESD owned 13 early-stage development properties, two parcels of undeveloped land and a note receivable. The net book value of the distributed properties and related liabilities was approximately $15.0 million. The Predecessor retained a receivable of $6.2 million from ESD and recorded a net distribution of $9.0 million. In September 2004, ESD repaid the amounts due to the Company using funds obtained through new loans on unencumbered properties. The Predecessor was required to continue to consolidate certain of the properties due to financial guarantees. Concurrent with the initial public offering, the Company was released from all guarantees, and the properties were deconsolidated as of August 16, 2004. The Company does not intend to purchase these properties in the future. ESD paid the Company $52 and $0 in management fees for the three months ending March 31, 2005 and 2004, respectively.

The Company has determined that it holds a variable interest in properties in which ESD owns or has an ownership interest. The Company does not have an equity investment or interest. This variable interest is a result of management and development contracts that are held by the Company. The variable interest is limited to the management and development fees and no additional loss can be attributed to the Company. The Company has determined that it is not the primary beneficiary in these agreements. Accordingly, such properties have not been consolidated subsequent to August 16, 2004.

On January 1, 2004, the Predecessor distributed the $4.5 million (including accrued interest of $438) note receivable from Centershift to the Class A unit holders. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $101 and $133 for the three months ending March 31, 2005 and 2004, respectively for use of such software.

14.	MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company is also a limited partner of the Operating Partnership, and controls the operations of the Operating Partnership, holding a 91.95% majority ownership interest therein as of March 31, 2005. The remaining ownership interests in the Operating Partnership of 8.05% are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The Company and Operating Partnership were formed to continue to operate and expand the business of the Predecessor.

The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units. Limited partners who received OP units in the formation transactions have the right to require the

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of common stock at the time of the redemption. Alternatively, the Company may elect to acquire those OP units in exchange for shares of common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. As of March 31, 2005, the Operating Partnership had 2,730,050 OP units outstanding and 200,046 shares of CCUs issued and outstanding.

Unlike the OP units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into shares of the Company’s common stock. Initially, each CCU will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ending March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled and restored to the status of authorized but unissued shares of common stock.

While any CCUs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly owned early-stage lease-up properties.

15.	STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2005, 31,169,950 shares of common stock were issued and outstanding, 3,888,843 shares of CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding.

Unlike the Company’s shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company’s common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ending March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCS issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31,

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock.

While any CCSs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly owned early-stage lease-up properties.

16.	SEGMENT INFORMATION

The Company and the Predecessor operate in two distinct segments, Property Management and Development and Rental Operations. Financial information for the Company’s and Predecessor’s business segments are as follows:

	Company	Predecessor
	Three months ended March 31,
	2005	2004
Statement of Operations
Total revenues
Property management and development	$696	$931
Rental operations	22,222	9,995

	$22,918	$10,926

Operating expenses, including depreciation and amortization
Property management and development	$3,136	$3,527
Rental operations	14,556	7,028

	$17,692	$10,555

Loss on sale of real estate assets Property management and development	$—	$(171)

Equity in earnings of real estate ventures Rental operations	$317	$261

Loss before interest and minority interest
Property management and development	$(2,440)	$(2,767)
Rental operations	7,983	3,228

	$5,543	$461

Depreciation and amortization expense
Property management and development	$52	$59
Rental operations	5,678	2,618

	$5,730	$2,677

Interest expense
Property management and development	$45	$59
Rental operations	6,194	6,308

	$6,239	$6,367

Statement of Cash Flows
Acquisition of real estate assets
Property management and development	$(55,327)	$(79,250)

Development and construction of real estate assets
Property management and development	$(1,067)	$(6,535)

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

17.	COMMITMENTS AND CONTINGENCIES

The Company and the Predecessor have guaranteed a mortgage loan held by an unconsolidated joint venture in which the Company has a non-controlling ownership interest. At March 31, 2005, the total amount of mortgage debt relating to this joint venture was $8.0 million. This mortgage loan matures May 20, 2005. If the joint venture defaulted on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralizes the loan could reimburse the Company. The estimated fair market value of the encumbered assets at March 31, 2005 is $15 million. The Company had recorded no liability in relation to this guarantee as of March 31, 2005 and December 31, 2004. The fair value of the guarantee is not material. To date the joint venture has not defaulted on its mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has guaranteed a construction loan for an unconsolidated partnership that owns a development property in Baltimore, Maryland. The property is owned by a joint venture in which the Company has a 10% equity interest. This guarantee was entered into in November 2004. At March 31, 2005, the total amount of mortgage debt relating to this joint venture was $1.4 million. This mortgage loan matures December 1, 2007. If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralizes the loan could reimburse the Company. The estimated fair market value of the encumbered assets at March 31, 2005 is $3.8 million. The Company has recorded no liability in relation to this guarantee as of March 31, 2005 and December 31, 2004. The fair value of the guarantee is not material. To date the joint venture has not defaulted on its mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of March 31, 2005, The Company is not presently involved in any material litigation nor, to its knowledge, are any material litigation threatened against it, or its properties.

18.	SUBSEQUENT EVENTS

On April 8, 2005, the Company completed a private offering of $35.0 million in Trust Preferred Securities (“Trust Preferred Securities”), liquidation amount of $1.00 per Trust Preferred Security. The Trust Preferred Securities were issued through a wholly owned subsidiary of Extra Space Storage, LP (the “Operating Partnership”), a wholly owned Delaware statutory trust subsidiary, ESS Statutory Trust I (the “Trust”). The Trust issued 1,083 common securities of the Trust to the Operating Partnership for a purchase price of $1.1 million. The Trust used proceeds from the sale of the Trust Preferred Securities and the common securities to purchase the Operating Partnership’s Junior Subordinated Note (the “Note”), in the aggregate principal amount of $36.1 million. The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum, with quarterly interest payments beginning June 30, 2005. The interest on the Note will be used by the Trust to pay dividends on the Trust Preferred Securities. The Trust Preferred Securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

On May 5, 2005, the Company and joint venture partner Prudential Real Estate Investors (“PREI”), the real estate investment and advisory business of Prudential Financial, Inc., entered into a definitive agreement to acquire Storage USA from GE Commercial Finance, a unit of the General Electric Corp. (NYSE: GE) for $2.3 billion in cash. The purchase does not require stockholder approval but is subject to other customary closing conditions. Company management expects the acquisition to be completed in July 2005. When completed, the transaction will be the largest to date in the self-storage industry.

Storage USA, based in Memphis, Tennessee, is currently the fourth largest operator of self-storage facilities in the U.S., operating 458 self-storage properties in 31 states and Washington, D.C. Storage USA manages over 31 million net rentable square feet with nearly 250,000 tenants.

The Company will acquire one-hundred percent of 61 Storage USA facilities, and through the PREI joint venture, will acquire a minority ownership interest in an additional 259 Storage USA properties. The Company will also acquire Storage USA’s equity interest in 54 joint venture properties, will assume the management of 84 franchise and managed properties and will purchase all other corporate assets and liabilities.

19.	ACCOUNTING AND DISCLOSURE CHANGES

In December 2004, the FASB issued SFAS No. 123R, “Share–Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS No. 123R eliminates the use of ABP Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS No. 123 permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options under the adoption of SFAS No. 123R.

The Company currently expects to adopt SFAS No. 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not determined which of the aforementioned adoption methods it will use. In addition, the Company has not determined the financial statement impact of adopting SFAS No. 123R for periods beyond 2005.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2004. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward Looking Information.”

OVERVIEW

The Company is a fully integrated, self-administered and self-managed real estate investment trust formed to continue the business commenced in 1977 by its predecessor companies to own, operate, acquire, develop and redevelop professionally managed self-storage properties. Since 1996, the Company’s fully integrated development and acquisition teams have completed the development or acquisition of more than 150 self-storage properties. To maximize revenue-generating opportunities for the properties, the Company employs a state-of-the-art, proprietary, web-based tracking and yield management technology called STORE. Developed by the Company’s management team, STORE enables the Company to analyze, set and adjust rental rates in real time across its portfolio in order to respond to changing market conditions. The Company derives substantially all of its revenues from rents received from tenants under existing leases on each of its self-storage properties. The Company operates in competitive markets, where consumers have multiple self-storage properties from which to choose. Competition has and will continue to impact the Company’s results. The Company experiences minor seasonal fluctuations in occupancy levels, with occupancy levels higher in the summer months due to increased activity. The Company’s operating results, therefore, depend materially on its ability to lease available self-storage space and on the ability of its tenants to make required rental payments. The Company believes it is able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the use of STORE, the operating management software employed at the properties.

The Company continues to evaluate a range of new growth initiatives and opportunities in order to enable it to maximize stockholder value. These include:

•	Maximize the performance of properties through strategic, efficient and timely management. The Company plans to pursue revenue generating opportunities on all fronts including active, real-time revenue management, targeted marketing programs and operational efficiencies gained through technology improvements and increased scale. Supported by STORE, it seeks to respond to changing market conditions and to maximize revenue-generating opportunities through interactive rental rate and discount management.

•

Focus on the acquisition of self-storage properties from third parties. The Company has benefited greatly from the acquisition of existing properties. During 2004, the Company and the Predecessor acquired 44 properties identified by its acquisition team; it continues

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

to explore new opportunities. In the first quarter of 2005, the Company acquired an additional eight properties located in the Company’s existing core markets. The acquisitions team will continue to aggressively pursue the acquisition of single properties and portfolios that it believes can provide short and long-term stockholder value. The Company’s reputation as a reliable, ethical buyer enhances its ability to negotiate and close non-brokered, private deals. Also, the Company’s status as an UPREIT enables flexibility when structuring deals.

•	Develop new self-storage properties through joint-venture relationships. Eighteen of the Company’s properties are currently held in joint ventures. During 2004, the Company acquired five development properties.

PROPERTIES

As of March 31, 2005, the Company owned and operated 148 properties located in 20 states. Of the 148 properties, 130 are wholly owned and 18 are held in joint ventures with third parties. The properties are operated under the service-marked Extra Space Storage brand name. As of March 31, 2005, the properties contained an aggregate of approximately 9.8 million net rentable square feet of space configured in approximately 92,500 separate storage units. The properties are generally situated in convenient, highly visible locations clustered around large population centers such as Boston, Chicago, Los Angeles, Miami, New York/Northern New Jersey and San Francisco. These areas all enjoy above average population and income demographics and high barriers to entry for new self-storage properties. The clustering of assets around these population centers enables the Company to reduce its operating costs through economies of scale. The Company considers a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A property is considered to be stabilized once it has achieved an 85% occupancy rate, or has been open for four years.

The following table sets forth additional information regarding the occupancy of the stabilized properties on a state-by-state basis as of March 31, 2005 and December 31, 2004. The information as of December 31, 2004 is on a pro forma basis as though all the properties owned at March 31, 2005 were under the Company’s control as of December 31, 2004.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of units at March 31, 2005 (1)	Number of units at December 31, 2004	Net rentable square feet at March 31, 2005 (2)	Net rentable square feet at December 31, 2004	Square foot occupancy % March 31, 2005	Square foot occupancy % December 31, 2004
Wholly-Owned Properties
Arizona	1	481	480	57,830	57,630	90.9%	95.7%
California	20	12,359	12,362	1,327,392	1,328,215	86.7%	86.4%
Colorado	4	1,809	1,809	233,166	233,130	83.0%	81.1%
Florida	18	11,935	11,942	1,258,914	1,258,929	91.4%	92.3%
Georgia	6	3,147	3,470	434,318	433,141	87.1%	82.2%
Louisiana	2	1,411	1,411	147,900	147,900	83.2%	85.8%
Maryland	1	923	923	138,230	138,230	74.0%	78.2%
Massachusetts	20	10,173	10,178	1,103,466	1,105,275	79.3%	79.5%
Missouri	2	811	811	97,817	97,817	84.7%	83.7%
Nevada	1	463	463	57,100	57,100	91.0%	89.1%
New Hampshire	1	623	623	72,600	72,600	86.4%	86.9%
New Jersey	13	10,232	10,233	1,011,671	1,011,691	83.7%	86.3%
New York	1	1,270	1,270	59,000	59,000	76.1%	77.9%
Pennsylvania	7	4,230	4,234	497,228	495,628	79.0%	81.2%
South Carolina	4	2,088	2,088	246,969	246,969	89.4%	86.9%
Texas	7	4,289	4,289	465,269	464,606	82.2%	82.0%
Utah	1	551	551	72,720	72,750	82.0%	77.7%
Virginia	1	551	551	73,350	73,310	93.3%	92.8%

Total Wholly-Owned Properties	110	67,346	67,688	7,354,940	7,353,921	84.9%	85.1%

Properties Held in Joint Ventures
California	7	3,853	3,850	400,064	400,064	90.2%	88.4%
New Hampshire	2	801	801	83,675	83,675	85.3%	86.9%
New Jersey	2	1,726	1,726	166,805	166,805	78.3%	81.3%
New York	2	1,519	1,519	137,574	137,574	86.7%	88.4%

Total Properties Held in Joint Ventures	13	7,899	7,896	788,118	788,118	86.5%	86.7%

Total Stabilized Properties	123	75,245	75,584	8,143,058	8,142,039	85.0%	85.3%

(1)	Represents unit count as of March 31, 2005 which may differ from December 31, 2004 unit count due to unit conversions or expansions.

(2)	Represents net rentable square feet as of March 31, 2005 which may differ from December 31, 2004 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of the Company’s lease-up properties on a state-by-state basis as of March 31, 2005 and December 31, 2004. The information as of December 31, 2004 is on a pro forma basis as though all the properties owned at March 31, 2005 were under the Company’s control as of December 31, 2004.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of units at March 31, 2005 (1)	Number of units at December 31, 2004	Net rentable square feet at March 31, 2005 (2)	Net rentable square feet at December 31, 2004	Square foot occupancy % March 31, 2005	Square foot occupancy % December 31, 2004
Wholly-Owned Properties
California	3	1,737	1,737	202,027	202,027	69.2%	69.2%
Connecticut	2	1,366	1,360	123,715	123,390	59.4%	60.9%
Florida	1	388	388	38,005	38,005	63.9%	69.1%
Illinois	2	1,139	1,133	144,690	144,515	57.9%	56.0%
Massachusetts	5	3,024	2,969	322,255	322,255	52.2%	49.7%
New Jersey	4	3,334	3,335	275,298	275,298	71.7%	72.1%
New York	3	2,522	2,522	198,110	198,110	75.7%	76.1%

Total Wholly-Owned Properties	20	13,510	13,444	1,304,100	1,303,600	62.3%	61.8%

Properties Held in Joint Ventures
California	2	1,511	1,412	149,060	151,295	85.6%	86.0%
New Jersey	1	664	664	58,650	58,650	88.4%	87.1%
New York	1	656	656	60,020	60,020	74.4%	78.9%
Pennsylvania	1	916	916	73,125	73,125	73.6%	76.4%

Total Properties Held in Joint Ventures	5	3,747	3,648	340,855	343,090	81.6%	82.9%

Total Lease-up Properties	25	17,257	17,092	1,644,955	1,646,690	66.3%	66.2%

(1)	Represents unit count as of March 31, 2005 which may differ from December 31, 2004 unit count due to unit conversions or expansions.

(2)	Represents net rentable square feet as of March 31, 2005 which may differ from December 31, 2004 net rentable square feet due to unit conversions or expansions.

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

In addition to the 148 properties in which the Company has an ownership interest, the Company also manages 21 properties for third parties as of March 31, 2005. The Company receives a management fee equal to 6% of gross revenues to manage these sites.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004

Overview

Results for the three months ended March 31, 2005 included the operations of 148 properties, (130 of which were consolidated and 18 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended March 31, 2004, which included the

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

operations of 108 properties (70 of which were consolidated and 38 of which were in joint ventures accounted for using the equity method). Results for the quarter ended March 31, 2004 include the results of six properties in which the Company did not own any interest and one where the Company sold its joint venture interest in 2004. The properties were consolidated as a result of guarantees and/or puts for which the Company was liable. Five of the six properties were deconsolidated on August 16, 2004 upon the release of all guarantees and puts, and the other property was deconsolidated on December 31, 2004. Results for both periods also included equity in earnings of real estate ventures, third-party management fees, acquisition fees and development fees.

Revenues

Revenues increased by $11,992, or 110%, primarily due to a $12,226 or 122% increase in property rental revenues, which includes merchandise sales, insurance administrative fees and late fees. The increase in property rental revenues consists of $3,756 from the buyout of the certain joint venture interests (previously accounted for using the equity method of accounting), $7,511 from new acquisitions and $781 from increases in occupancy at lease-up properties.

Management fees represent 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures. The decrease in management fees was due to the Company purchasing its joint venture partner’s interest Extra Space East One LLC and nine properties in Extra Space West One, LLC subsequent to March 31, 2004.

Expenses

Total expenses increased by $7,137, or 68%, primarily due to a $4,468 or 101% increase in property operations, a $3,053 or 114% increase in deprecation and amortization and a $391 or 79% decrease in unrecovered development/acquisition costs and support payments.

Property Operations

Property operations increased by $4,468 or 101% primarily due to increases of $1,278 from the buyout of certain joint venture interests (previously accounted for using the equity method of accounting), $2,684 from new acquisitions, $154 from stabilized properties and $379 from lease-up properties. During the quarter ended March 31, 2005, the Company acquired eight new properties and continued to increase the occupancy at its other lease-up properties. Existing lease-up property expenses increased due to increases in utilities, office expenses, repairs and maintenance and property taxes (due to reassessment). The increase in stabilized property expenses consists primarily of repairs and maintenance and property taxes. Repairs and maintenance increased at both stabilized and lease-up properties by $325 primarily due to an increase in snow removal in New England.

Unrecovered Development/Acquisition Costs and Support Payments

Unrecovered development/acquisition costs and support payments decreased by $391 or 79% relating primarily to two potential acquisitions, which were written off during the quarter ended March 31, 2004 in Inglewood, CA and Brooklyn/Coney Island, NY of approximately $471.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

During the quarter ended March 31, 2005 there were no significant potential acquisitions that were written off.

Depreciation and Amortization

Depreciation and amortization increased $3,053, or 114% due primarily from more properties being open due to development and acquisition during 2004 and the first quarter of 2005, than were open at March 31, 2004. Subsequent to March 31, 2004, there were 41 properties acquired (eight during the quarter ended March 31, 2005), and the Company purchased its partners’ joint venture interests in 21 properties that had been previously accounted for on the equity method of accounting.

Interest Expense

Interest expense decreased $128, or 2%. This decrease was primarily due to $1,643 in interest in 2004 relating participating mortgages on properties that were held in joint ventures or in properties that were consolidated due to certain guarantees. The Company purchased its partners joint venture interest in these properties in August 2004 and the participating mortgages were eliminated. In addition, the Company was released of all guarantees relating to certain properties and the properties were subsequently deconsolidated in 2004. This amount was offset by additional debt incurred by the Company in the first quarter of 2005 and higher interest rates.

Minority Interest-Fidelity Preferred Return

Minority interest-Fidelity preferred return decreased $1,096 or 100% due to the redemption of the Fidelity minority interest on September 9, 2004.

Minority Interest Operating Partnership

Loss allocated to the Operating Partnership represents 8.05% of the net loss subsequent to the Company’s initial public offering.

Loss Allocated to Other Minority Interests

Loss allocated to other minority interests decreased $970 or 100% primarily due to the Company buying out or to the deconsolidation of all minority partnership interest during 2004.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures increased $56, or 21% primarily due to the increase in income allocated to the Company from ESW. This amount was partially offset by the decrease in equity in earnings in 2005 due to the Company buying its partners joint venture interest in ESE and two other joint ventures in 2004.

Loss on the Sale of Real Estate Assets

The Company sold one-self storage property for a loss of $171 in the quarter ended March 31, 2004.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

FUNDS FROM OPERATIONS

Funds from operations (“FFO”) provides relevant and meaningful information about the Company’s operating performance that is necessary, along with net loss and cash flows, for an understanding of the Company’s operating results. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. The Company believes that to further understand its performance, FFO should be considered along with the reported net loss and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

The computation of FFO may not be compared to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (loss) as an indication of the Company’s performance, as an alternative to net cash flow from operating activates as a measure of its liquidity, or as an indicator of the Company’s ability to make cash distributions. The following table sets for the calculation of FFO:

Three months ended March 31, 2005
(in thousands)
Net Loss	$(640)
Plus:
Real estate depreciation	3,764
Amortization of intangibles	1,927
Joint venture real estate depreciation	101
Less:
Gain on sale of real estate assets	—
Loss allocated to operating partnership	(56)

Funds from operations	$5,096

Funds from operations per share	$0.15

SAME-STORE STABILIZED PROPERTY RESULTS

The Company considers same-store stabilized portfolio to consist of only those properties owned by the Company at the beginning and at the end of the applicable periods presented and that had achieved stabilization as of the first day of such period. The following table sets forth operating data for the same-store portfolio for the Company and the Predecessor’s same-store portfolio. The Company considers the following same-store presentation to be meaningful in regards to the 38 properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments. As the

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

Company continues forward as a public company, it will have a greater population of same-store properties to which to make a comparison. Consequently, the results shown below should not be used as a basis for future same-store performance.

	Company	Predecessor	Percent Change
	Three Months Ending March 31,
	2005	2004
Same-store rental revenues	$6,737	$6,525	3.2%
Same-store operating expenses	2,365	2,203	7.4%

Non same-store rental revenues	15,485	3,471	346.1%
Non same-store operating expenses	6,513	2,207	195.1%

Total rental revenues	22,222	9,996	122.3%
Total operating expenses	8,878	4,410	101.3%

Properties included in same-store	38	38

Same Storage Operating Revenues

Total revenues for the Company’s same-store stabilized property portfolio increased $212 or 3.2% primarily due to increased rental rates and the Company’s ability to maintain occupancy while controlling discounts.

Same-Store Operating Expenses

Total operating expenses for the Company’s same-store stabilized property portfolio increased $162, or 7.4% primarily due to an increase in snow removal and property taxes. The increase in snow removal was a direct result of record snowfall in New England in January and February of 2005. Property taxes primarily increased in Florida and Massachusetts.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

Upon the achievement of certain levels of net operating income with respect to 14 of the Company’s pre-stabilized properties, the Company’s CCSs and the Company’s operating partnership’s CCUs will convert into additional shares of common stock and operating partnership units, respectively, beginning, with the quarter ending March 31, 2006. The average occupancy of these 14 properties as of March 31, 2005 was 58.4% as compared to 57.5% at December 31, 2004. The table below outlines the performance of the properties for the quarter ended March 31, 2005 and 2004, respectively.

	Company	Predecessor	Percent Change
	Three Months Ended March 31,
	2005	2004
CCS/CCU rental revenues	$1,852	$1,188	55.9%
CCS/CCU operating expenses	1,308	1,088	20.2%

Non CCS/CCU rental revenues	20,370	8,808	131.3%
Non CCS/CCU operating expenses	7,570	3,322	127.9%

Total rental revenues	22,222	9,996	122.3%
Total operating expenses	8,878	4,410	101.3%

Properties included in CCS/CCU	14	14

CASH FLOWS

Cash provided by operating activities was $3,256 compared to ($2,777) for the three months ended March 31, 2005 and 2004, respectively. The decrease in cash used was primarily due to increased operating revenues as a result of property acquisitions in 2004 and the first three months of 2005, and lower cash funding requirements relating to the Company’s lease-up properties. In addition, the Company did not pay any preferred return to Fidelity in 2005, as this minority interest was redeemed September 9, 2004.

Cash used in investing activities was ($57,679) and ($85,059) for the three months ended March 31, 2005 and 2004, respectively. The decrease in 2005 is primarily the result of fewer acquisitions of real estate assets in the first three months of 2005 than in 2004.

Cash provided by financing activities was $42,380 and $79,672 for the three months ended March 31, 2005 and 2004, respectively. The 2005 financing activities consisted primarily of additional net borrowings (including loan fees) of $50,092 offset by $7,091 paid in dividends. The 2004 financing activities consisted primarily of member contributions of $19,480 and net borrowings (including loan fees) of $60,360.

OPERATIONAL SUMMARY

For the quarter ended March 31, 2005, the Company showed a continuation of same-store, year-on-year revenue growth that began in 2004. This is a positive sign for the Company as we enter into what is historically the most robust rental quarter of the year.

The Company experienced similar rental activity as compared to the quarter ended March 31, 2004. As a result, occupancies have remained essentially flat on a year-on-year basis. California and Florida remain our strongest regions in terms of revenue growth for the quarter ended March 31, 2004, while New Jersey and Pennsylvania were the weakest.

The Company is seeking to further enhance revenue growth by continuing to actively manage both pricing and promotional strategies at a strategic and tactical level utilizing the yield management features of STORE. Several in-house initiatives and marketing promotions are being implemented which also support the drive for increased revenue. These tactics, combined with market and site-specific discounts will also help stimulate further revenue growth through

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

increased occupancy levels, especially on our lease-up properties. Even with the increased promotions, the Company is still below 2004 levels of discounting.

The weather in the northeast United States over the winter 2004-2005 negatively impacted the Company’s performance. Rental activity in our northeastern market was down, while expenses climbed due to record snowfalls in New England.

OUTLOOK

The Company is optimistic as we move into the highest rental activity period of the year. The recent increases in same-store revenue on month-on-month, and year-on-year is encouraging, though there can be no assurance that this trend will continue. The Company continues to believe that the generally positive economic conditions and its use of real real-time pricing and promotions will continue to provide the Company with the opportunity to grow revenues.

The Company anticipates continued competition from all operators, both public and private, in all of the markets in which the Company operates in 2005. Some of our larger competitors have launched aggressive, large-scale media campaigns in select markets that may inhibit our ability to control discounts, especially at our properties in the lease-up phase. Despite this, the Company expects continued improvement in the operating climate for self-storage operators, particularly for those with well-located, highly visible, and efficiently managed self-storage properties. The Company will continue to enhance operational processes and implement technology to maximize its effectiveness as an operator.

REVENUE OUTLOOK

The Company is confident that its pricing and discount strategies have positioned it well to maintain or increase revenue growth for the remainder of 2005, but there can be no assurance that our current levels of revenue growth will continue. With the use of the Company’s STORE software technology, the Company aims to achieve not the highest level of occupancy, but the highest sustainable level of revenue to increase stockholder value. This may mean lower occupancy levels when compared on a year-on-year basis. The Company will also continue to selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through the Company’s software.

Discounting continues to track lower at our stabilized properties on a year-on-year basis through the first three months of 2005. The Company’s evolving system of analyzing site level data at a corporate level as it relates to site performance, customer behavior, competitive variables and its operational experience will continue to drive discounting strategy in the future.

As the Company continues to grow, media opportunities that only a few companies currently possess in the industry will become available. Currently, marketing programs have been targeted on a local level. The Company seeks to both continue to stretch its marketing dollar further and investigate other marketing channels to better communicate its services to prospective customers.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

EXPENSE OUTLOOK

Repairs and maintenance has been the primary cause of the Company’s increase in expenses in the three months ended March 31, 2005. This is the direct result of costs associated with increased snow removal due to record snowfall in New England in January and February 2005. As a result, snowplow expenses were $325 higher in 2005 than 2004. The Company hopes to be able to decrease overall expenses through the remainder of 2005 in an attempt to bring overall repairs and maintenance expenses in line with budget for the current year.

Property taxes were also up slightly during the first quarter 2005 due to the reassessment of several properties that we have developed in recent years. The Company continues to see increases in credit card merchant fees, which has both a positive and negative impact. In one aspect, it signifies customers placing their monthly rental purchases on an auto-pay format that eliminates manual processes for the Company’s site personnel. However, it also results in higher fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had approximately $12,286 available in cash and cash equivalents. The Company will be required to distribute at least 90% of its net taxable income, excluding net capital gains, to its stockholders on an annual basis to maintain its qualification as a REIT. The Company intends to use this cash to purchase additional self-storage properties in 2005. Therefore, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit (“Credit Facility”), which includes a $10.0 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of March 31, 2005, the Credit Facility has approximately $68.5 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance of the Credit Facility at March 31, 2005 was $48.5 million and is due September 2007.

As of March 31, 2005, the Company had approximately $529.0 million of debt, resulting in a debt to total capitalization ratio of approximately 53.6%. As of March 31, 2005, the ratio of total fixed rate debt and other instruments to total debt is approximately 62.2%. The weighted average interest rate of the total of fixed and variable rate debt at March 31, 2005 is approximately 4.8%.

The Company expects to fund its short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on its outstanding indebtedness out of its operating cash flow, cash on hand and borrowings under the Credit Facility.

Long-Term Liquidity Needs

The Company’s long-term liquidity needs consist primarily of distributions to stockholders, new facility development, property acquisitions, principal payments under the Company’s

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

borrowings and non-recurring capital expenditures. The Company does not expect that its operating cash flow will be sufficient to fund its long term liquidity needs and instead expects to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. The Company may also use OP Units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of March 31, 2005:

	Payments due by Period at March 31, 2005
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$22,572	$3,893	$2,496	$1,418	$14,765
Mortgage debt and line of credit
Interest	102,475	22,219	41,666	30,897	7,693
Principal	529,084	29,600	79,411	321,961	98,113

Total contractual obligations	$654,131	$55,712	$123,572	$354,276	$120,571

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

Extra Space Storage Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt to offset these fluctuations. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

The table below sets forth, at March 31, 2005, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
Fiscal Year of Expected Maturity
2005	$1,660,155	6.25%	$27,939,524	4.74%
2006	—	—	16,076,829	5.53%
2007	4,129,492	6.88%	59,204,237	4.88%
2008	—	—	—	—
2009	225,059,624	4.71%	96,900,931	2.25%
Thereafter	98,112,879	4.97%

Total	$328,962,150	4.82%	$200,121,521	4.64%

Fair value at March 31, 2005	$373,278,332		$200,121,521

Based upon the amount of variable rate debt outstanding at March 31, 2005, holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest cost by approximately $2.0 million annually.

ITEM 4.	CONTROL AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any significant changes in our internal control over financial reporting (as such term is defined in Rule 13a – 15(f) and 15d- 15(f) under the Securities Exchange Act) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Extra Space Storage Inc.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various litigation and proceedings in the ordinary course of business. We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion or management individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Extra Space Storage Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 10, 2005	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer

Date: May 10, 2005	/s/ Kent W. Christensen
Kent W. Christensen
Senior Vice President and Chief Financial Officer