Form 10-Q
period 2005-06-30
Extra Space Storage Inc.
filed 2005-08-15
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2005 was 37,369,950.

EXTRA SPACE STORAGE INC.

TABLE OF C ONTENTS

EXPLANATORY NOTE

The financial statements covered in this report for the six month period ended June 30, 2004 contain the results of operations and financial condition of Extra Space Storage LLC (“the Predecessor”) and its subsidiaries, the predecessor to Extra Space Storage Inc. (the “Company”) and its subsidiaries, prior to the consummation of the Company’s initial public offering on August 17, 2004.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets:
Real estate assets	$763,569	$696,899
Investments in real estate ventures	7,773	6,182
Cash and cash equivalents	95,042	24,329
Restricted cash	5,996	4,430
Receivables from related parties	3,264	2,501
Other assets, net	26,266	14,143

Total assets	$901,910	$748,484

Liabilities, Minority Interests, and Stockholders’ Equity:
Lines of credit	$—	$39,000
Notes payable	480,743	433,977
Notes payable to trusts	78,352	—
Accounts payable and accrued expenses	1,281	3,444
Other liabilities	12,341	7,003

Total liabilities	572,717	483,424

Minority interest in Operating Partnership	20,045	21,453
Redeemable minority interest - Fidelity	—	—
Other minority interests	225	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 37,369,950 and 31,169,950 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	374	312
Paid-in capital	429,179	347,883
Accumulated deficit	(120,630)	(104,588)

Total stockholders’ equity	308,923	243,607

Total liabilities, minority interests, and stockholders’ equity	$901,910	$748,484

See accompanying notes

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(unaudited)

	Company	Predecessor	Company	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Property rental	$23,819	$13,014	$46,041	$23,010
Management fees	400	428	768	976
Acquisition and development fees	262	134	529	399
Other income	136	353	197	470

Total Revenues	24,617	13,929	47,535	24,855

Expenses:
Property operations	9,041	5,880	17,919	10,290
Unrecovered development/acquisition costs and support payments	168	186	275	684
General and administrative	3,320	3,273	6,277	6,243
Depreciation and amortization	6,213	3,089	11,943	5,766
Other		—	20	—

Total Expenses	18,742	12,428	36,434	22,983

Income before interest expense, minority interests, equity in earnings of real estate ventures and loss on sale of real estate assets	5,875	1,501	11,101	1,872
Interest expense	(7,493)	(8,406)	(13,732)	(14,773)
Minority interest - Fidelity preferred return	—	(1,124)	—	(2,220)
Minority interest - Operating Partnership	110	—	166	—
Loss allocated to other minority interests	—	560	—	1,530
Equity in earnings of real estate ventures	288	433	605	694

Loss before loss on sale of real estate assets	(1,220)	(7,036)	(1,860)	(12,897)
Loss on sale of real estate assets	—	—	—	(171)

Net loss	$(1,220)	$(7,036)	$(1,860)	$(13,068)

Net loss per share:
Basic (1)	$(0.04)	$(1.11)	$(0.06)	$(2.17)

Diluted (1)	$(0.04)	$(1.11)	$(0.06)	$(2.17)

Weighted average number of shares:
Basic	31,858,839	6,358,292	31,514,394	6,035,042
Diluted	31,858,839	6,358,292	31,514,394	6,035,042
Cash dividends paid per common share	$0.2275	$—	$0.4550	$—

(1)	The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

See accompanying notes

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Company	Predecessor
	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,860)	$(13,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,943	5,766
Amortization of discount on putable preferred interests in consolidated joint ventures	—	903
Minority interest - Fidelity preferred return	—	2,220
Income (loss) allocated to other minority interests	(166)	(1,530)
Member units granted to employees	—	1,205
(Gain) loss on sale of real estate assets	—	171
Distributions of cumulative earnings from real estate ventures	131	114
Increase (decrease) in cash due to changes in:
Receivables from related parties	(763)	2,212
Other assets	(6,743)	(213)
Accounts payable	(2,163)	(347)
Payables to related parties	—	(5,280)
Other liabilities	4,066	1,726

Net cash provided by (used in) operating activities	4,445	(6,121)

Cash flows from investing activities:
Acquisition of real estate assets	(69,961)	(131,723)
Development and construction of real estate assets	(2,873)	(14,924)
Proceeds from sale of real estate assets	—	6,406
Investments in real estate ventures	(1,722)	(371)
Advances to Centershift and Extra Space Development	—	(6,280)
Purchase of equipment	(483)	(960)
Increase in cash resulting from de-consolidation of real estate assets and distribution of equity ownership in Extra Space Development and other properties	—	470
Change in restricted cash	(1,566)	(7,262)

Net cash used in investing activities	(76,605)	(154,644)

Cash flows from financing activities:
Proceeds from line of credit and notes payable	122,726	325,872
Payments on line of credit and notes payable	(43,299)	(193,346)
Deferred financing costs	(2,713)	(5,009)
Payments on other liabilities	—	(15)
Net payments to related parties and putable preferred interests in consolidated joint ventures	—	(1,258)
Member contributions	—	19,691
Return paid on Class B, C and E member units	—	(1,156)
Redemption of units	—	(244)
Minority interest investments	225	8,568
Minority interest distributions	—	(608)
Distributions to Operating Partnership unit holders	(1,242)	—
Proceeds from issuance of common shares, net	81,358	—
Dividends paid on common stock	(14,182)	—
Minority interest investment (redemption) by Fidelity	—	—
Preferred return paid to Fidelity	—	(701)

Net cash provided by financing activities	142,873	151,794

Net increase (decrease) in cash and cash equivalents	70,713	(8,971)
Cash and cash equivalents, beginning of the period	24,329	11,746

Cash and cash equivalents, end of the period	$95,042	$2,775

See accompanying notes

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows - (Continued)

(Amounts in thousands)

(unaudited)

	Company	Predecessor
	Six months ended June 30,
	2005	2004
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$11,195	$5,118
Supplemental schedule of noncash investing and financing activities:
Acquisitions (Note 6):
Real estate assets	$—	$10,836
Payables to related parties	—	(273)
Notes payable	—	(6,785)
Other liabilities	—	(1,125)
Member units	—	(2,653)
Member units issued in exchange for receivables	—	2,944
Member units issued to repay notes and related party payables	—	1,190
Redemption of units in exchange for land	—	846

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

The Company invests in self-storage facilities by acquiring or developing wholly owned facilities or by acquiring an equity interest in real estate entities. At June 30, 2005, the Company had direct and indirect equity interest in 148 storage facilities located in 20 states and operating under the “Extra Space Storage” name.

The Company operates in two distinct segments: 1) Property Management and Development and 2) Rental Operations. The Company’s Property Management and Development activities include acquiring, managing, developing and selling self-storage facilities. The Rental Operations segment includes rental operations of self-storage facilities.

On August 17, 2004, the Company completed its initial public offering (the “Offering”) of 20,200,000 shares of common stock. On September 1, 2004, the underwriters exercised their over allotment option and purchased 3,030,000 shares of common stock. The Company succeeded to the business conducted by Extra Space Storage LLC (the “Predecessor”).

In connection with the Offering, the existing holders of Class A, Class B, Class C and Class E units in the Predecessor exchanged these units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership (“OP”) units, 3,888,843 contingent conversion shares (“CCSs”), 200,046 contingent conversion units (“CCUs”) and $18,885 in cash. As a result of this exchange, the Predecessor became a wholly-owned subsidiary of the Operating Partnership and, as of June 30, 2005, is a 93.19% subsidiary of the Company.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Extra Space Storage Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The Condensed Consolidated Balance Sheet as of December 31, 2004, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

	Company	Predecessor	Company	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(1,220)	$(7,036)	$(1,860)	$(13,068)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(136)	—	(222)	—

Pro forma net loss	$(1,356)	$(7,036)	$(2,082)	$(13,068)

Net Loss per share
Basic - as reported	$(0.04)	$(1.11)	$(0.06)	$(2.17)
Basic - pro forma	$(0.04)	$(1.11)	$(0.07)	$(2.17)
Diluted - as reported	$(0.04)	$(1.11)	$(0.06)	$(2.17)
Diluted - pro forma	$(0.04)	$(1.11)	$(0.07)	$(2.17)

The fair value of options granted under the Company’s stock plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 7.1%, expected volatility of 21.2%, risk free interest rate of 3.4%, and expected life of 5 years. The weighted-average fair value of options at the date of grant was $1.07.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

4.	NET LOSS PER SHARE

Basic loss per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options outstanding). Diluted earnings per common share are computed using the weighted average common shares outstanding. No options or OP units were included in the computation of diluted net loss per share for the quarter ended June 30, 2005, because the effect would have been antidilutive. Options to purchase 1,827,000 shares of common stock were outstanding at June 30, 2005.

For the six months ended June 30, 2004, the weighted average number of common shares outstanding included Class A units, on a pro forma basis, as if the Class A units had been converted to common stock using the initial public offering conversion ratio of one Class A unit to 0.08 shares of common stock.

The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted. Such conversion cannot occur prior to March 31, 2006.

5.	REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	June 30, 2005	December 31, 2004
Land	$201,201	$179,932
Buildings and improvements	581,408	527,917
Intangible lease rights	3,400	3,400
Intangible assets - tenant relationships	13,075	12,026

	799,084	723,275
Less: accumulated depreciation and amortization	(39,847)	(28,339)

Net operating real estate assets	759,237	694,936
Real estate under development	4,332	1,963

Net real estate assets	$763,569	$696,899

6.	ACQUISITIONS

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

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$24,904	$23,564	$49,027	$46,191
Net Income (Loss)	$(1,220)	$(765)	$(2,199)	$(1,937)
Loss per share	$(0.04)	$(0.12)	$(0.07)	$(0.32)

7.	INVESTMENTS IN REAL ESTATE VENTURES

At June 30, 2005 and December 31, 2004, the Company held minority investments in Extra Space West One LLC (“ESW”), which owns self-storage facilities in California, and Extra Space Northern Properties Six, LLC (“ESNPS”), which owns properties in California, Massachusetts, New Hampshire, New Jersey and New York.

During the second quarter 2004, the Predecessor held a minority investment in Extra Space East One LLC (“ESE”), which owns self-storage facilities in Massachusetts, New Jersey and Pennsylvania. The Predecessor acquired its joint venture partner’s interest in ESE on May 4, 2004. Subsequent to the acquisition of its partner’s joint venture interest in ESE, the Company has consolidated these properties.

In addition to the investments in ESE, ESW and ESNPS, the Company also holds 10-50% investments in other entities, which own and develop self-storage facilities. In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

To the extent that properties were sold/transferred into these ventures where such transactions did not qualify for sales treatment, those properties are reflected as being owned by the Predecessor in the consolidated financial statements with the joint venture partners’ interests in

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

these properties reflected as minority interests and putable preferred interests in consolidated joint ventures. There were no such transactions as of June 30, 2005 or December 31, 2004.

The components of investments in real estate ventures consist of the following:

	Excess Profit Participation %	Equity Ownership %	June 30, 2005	December 31, 2004
ESE	40%	5%	$—	$—
ESW	40%	5%	2,341	2,300
ESNPS	35%	10%	2,331	2,138
Other minority owned properties	40-50%	10-50%	3,101	1,744

			$7,773	$6,182

The components of equity in earnings of real estate ventures consist of the following:

	Company	Predecessor	Company	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Equity in earnings of ESE	$—	$5	$—	$19
Equity in earnings of ESW	270	246	557	424
Equity in earnings (losses) of ESNPS	17	10	51	(83)
Equity in earnings (losses) of other minority owned properties	1	172	(3)	334

	$288	$433	$605	$694

8.	OTHER ASSETS

The components of other assets are summarized as follows:

	June 30, 2005	December 31, 2004
Equipment and fixtures	$7,598	$7,115
Less: accumulated depreciation	(4,306)	(4,136)
Deferred financing costs, net	8,958	6,899
Capitalized advertising costs, net	343	588
Prepaid expenses and escrow deposits	10,103	2,305
Other	3,570	1,372

	$26,266	$14,143

9.	LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10 million swingline subfacility (the “Credit Facility”).

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

The Credit Facility has an interest rate of 175 basis points over LIBOR (5.09% at June 30, 2005 and 4.15% at December 31, 2004). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of June 30, 2005, the Credit Facility has approximately $69.0 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance on the line of credit at June 30, 2005 and December 31, 2004 was $0 and $39.0 million, respectively and is due September 2007. The Credit Facility is collateralized by mortgages on real estate assets.

10.	NOTES PAYABLE

The components of notes payable are summarized as follows:

	June 30, 2005	December 31, 2004
Mortgage and construction loans with banks bearing interest at fixed rates between 4.30% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between September 1, 2005 and October 1, 2013.	$389,384	$340,669

Mortgage and construction loans with banks bearing interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.75% (5.09% and 4.15% at June 30, 2005 and December 31, 2004, respectively) and LIBOR plus 2.85% (6.19% and 5.40% at June 30, 2005 and December 31, 2004, respectively). Interest rates based on Prime are between Prime (6.25% and 5.25% at June 30, 2005 and December 31, 2004, respectively) and Prime plus 1.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between July 1, 2005 and August 24, 2009.	91,359	93,308

	$480,743	$433,977

Substantially all of the Company’s and the Predecessor’s real estate assets are pledged as collateral for the notes payable. In addition, the Company is subject to certain restrictive covenants relating the outstanding notes payable, which the Company was in compliance at June 30, 2005.

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

The estimated fair value of the Swap Agreement at June 30, 2005 is a liability of $800. For the three and six months ended June 30, 2005, interest expense has been reduced by $148 and $312, respectively as a result of the Swap Agreement.

11.	NOTES PAYABLE TO TRUSTS

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35.0 million of Trust Preferred Securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1.1 million. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities or $36.1 million were loaned in the form of note to the Operating Partnership (the “Note”). The Note has a fixed rate of 6.53% through June 30, 2010 and then will be payable at a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the Trust Preferred Securities. The Trust Preferred Securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of Extra Space LP, the operating partnership of the Company, issued an aggregate of $41.0 million of fixed/floating rate preferred securities. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1.3 million. The preferred securities mature June 30, 2035 and are redeemable by the Trust II with no prepayment premium after June 30, 2010. On May 24, 2005 the proceeds from the sale of the preferred and common securities or $42.3 million were loaned in the form of a note to the Operating Partnership (the “Note 2”). Note 2 has a fixed rate of 6.67% through June 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2 , payable quarterly, will be used by the Trust II to pay dividends on the Trust Preferred Securities.

Under FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities and Revised Amendment to FIN 46 (“FIN 46R”), the Trust and Trust II are not consolidated. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust and Trust II by the Company.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

12.	OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	June 30, 2005	December 31, 2004
Deferred rental income	$4,904	$4,414
Accrued interest	2,374	874
Other accrued liabilities	2,402	881
Fair value of Interest rate swap	793	532
Other liabilities	1,868	302

	$12,341	$7,003

13.	RELATED PARTY TRANSACTIONS

On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development (“ESD”), a subsidiary consolidated at that time, to its Class A members. ESD owned 13 early-stage development properties, two parcels of undeveloped land and a note receivable. The net book value of the distributed properties and related liabilities was approximately $15.0 million. The Predecessor retained a receivable of $6.2 million from ESD and recorded a net distribution of $9.0 million. In September 2004, ESD repaid the amounts due to the Company using funds obtained through new loans on unencumbered properties. The Predecessor was required to continue to consolidate certain of the properties due to financial guarantees. Concurrent with the initial public offering, the Company was released from all guarantees, and the properties were deconsolidated as of August 16, 2004. ESD paid the Company $57 and $17 and $109 and $17 for the three and six months ending June 30, 2005 and 2004, respectively, relating to management fees.

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

On January 1, 2004, the Predecessor distributed the $4.5 million (including accrued interest of $438) note receivable from Centershift to the Class A unit holders. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $82 and $57 and $192 and $137 for the three and six months ending June 30, 2005 and 2004, respectively, relating to the purchase of software and to license agreements.

14.	MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company is also a limited partner of the Operating Partnership,

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

and controls the operations of the Operating Partnership, holding a 93.19% majority ownership interest therein as of June 30, 2005. The remaining ownership interests in the Operating Partnership of 6.81% are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The Company and Operating Partnership were formed to continue to operate and expand the business of the Predecessor.

The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units. Limited partners who received OP units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of common stock at the time of the redemption. Alternatively, the Company may elect to acquire those OP units in exchange for shares of common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. As of June 30, 2005, the Operating Partnership had 2,730,050 OP units outstanding and 200,046 shares of CCUs were issued and outstanding.

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

On June 20, 2005 the Company completed a private placement of 6.2 million shares of its common stock at an offering price of $13.47 per share, for aggregate gross proceeds of $83.5 million. Transaction costs were $2.2 million, resulting in net proceeds of $81.3 million. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. Pursuant to the terms of the registration rights agreement, the Company will file a registration statement covering the shares no later than 90 days after the closing date. The Company will use commercial reasonable efforts to cause the registration statement to be declared effective as soon as possible thereafter, but in any event within 90 days thereafter. If the registration statement is not declared effective within this time

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

period, the Company has agreed to pay liquidated damages as described in the Registration Rights Agreement.

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2005, 37,369,950 shares of common stock were issued and outstanding, 3,888,843 shares of CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

The Company and the Predecessor operate in two distinct segments, Property Management and Development and Rental Operations. Financial information for the Company’s and Predecessor’s business segments are as follows:

	Company	Predecessor	Company	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Statement of Operations
Total revenues
Property management and development	$798	$914	$1,494	$1,845
Rental operations	23,819	13,015	46,041	23,010

	$24,617	$13,929	$47,535	$24,855

Operating expenses, including depreciation and amortization
Property management and development	$3,557	$3,473	$6,693	$6,955
Rental operations	15,185	8,955	29,741	16,028

	$18,742	$12,428	$36,434	$22,983

Loss on sale of real estate assets
Property management and development	$—	$—	$—	$(171)

Equity in earnings of real estate ventures
Rental operations	$288	$433	$605	$694

(Loss) income before interest and minority interest
Property management and development	$(2,759)	$(2,592)	$(5,199)	$(5,418)
Rental operations	8,922	(1,712)	16,905	(4,792)

	$6,163	$(4,304)	$11,706	$(10,210)

Depreciation and amortization expense
Property management and development	$69	$14	$121	$28
Rental operations	6,144	3,075	11,822	5,738

	$6,213	$3,089	$11,943	$5,766

Interest expense
Property management and development	$94	$77	$139	$136
Rental operations	7,399	8,329	13,593	14,637

	$7,493	$8,406	$13,732	$14,773

Statement of Cash Flows
Acquisition of real estate assets
Property management and development	$(14,634)	$(52,473)	$(69,961)	$(131,723)

Development and construction of real estate assets
Property management and development	$(1,806)	$(8,389)	$(2,873)	$(14,924)

17.	COMMITMENTS AND CONTINGENCIES

The Company has guaranteed a construction loan for an unconsolidated partnership that owns a development property in Baltimore, Maryland. The property is owned by a joint venture in which the Company has a 10% equity interest. This guarantee was entered into in November 2004. At June 30, 2005, the total amount of mortgage debt relating to this joint venture was $3.1 million. This mortgage loan matures December 1, 2007. If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralizes the loan could reimburse the Company. The estimated fair market value of the encumbered assets at June 30, 2005 is $4.5 million. The Company has recorded no liability in relation to this guarantee as of June 30, 2005 and December 31, 2004. The

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

fair value of the guarantee is not material. To date the joint venture has not defaulted on its mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of June 30, 2005, the Company is not presently involved in any material litigation nor, to its knowledge, are any material litigation threatened against it, or its properties.

18.	SUBSEQUENT EVENTS

On July 14, 2005, the Company, through its subsidiary Extra Space Storage LLC (“ESS LLC”) and the Operating Partnership, closed the acquisition (the “Transaction”) of various entities that collectively comprise the Storage USA self-storage business pursuant to the Purchase and Sale Agreement (the “Agreement”), dated May 5, 2005, between ESS LLC, the Operating Partnership, Security Capital Self Storage Incorporated, a Delaware corporation, PRISA Self Storage LLC, a Delaware limited liability company, PRISA II Self Storage LLC, a Delaware limited liability company, PRISA III Self Storage LLC, a Delaware limited liability company, VRS Self Storage LLC, a Delaware limited liability company, WCOT Self Storage LLC, a Delaware limited liability company, and the Prudential Insurance Company of America, a New Jersey corporation (together with its affiliates, “Prudential”).

In connection with the transaction, the Company acquired 61 wholly-owned self storage properties, acquired SUSA Partnership, L.P.’s equity interest in 54 joint venture properties and assumed the management of 84 franchises and managed properties. In addition, 259 of the self-storage properties acquired in the Transaction were contributed to five separate limited liability companies that are owned by five subsidiaries of the Company (each, a “Company Sub”) and Prudential. As part of this contribution, the Company Subs and Prudential entered into limited liability company agreements which govern the rights and responsibilities of each such limited liability company.

On July 14, 2005, a subsidiary of the Company entered into a $100 million bridge loan (the “Bridge Loan”) with a financial institution, maturing on November 11, 2005. The Bridge Loan bears interest at LIBOR plus 150 basis points or at the base rate specified therein and is guaranteed by the Company and certain subsidiaries of the Company. The Bridge Loan provides for various customary events of default which could result in an acceleration of all amounts payable there under. The terms of the Bridge Loan require that it be repaid with the proceeds of equity offerings by the Company.

On July 27, 2005, ESS Statutory Trust III (the “Trust III”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of Extra Space LP, the operating partnership of the Company, issued an aggregate of $40.0 million of fixed/floating rate preferred securities. In addition, the Trust III issued 1,238 of Trust common securities to the Operating Partnership for a purchase price of $1.2 million. The preferred securities mature June 30, 2035 and are redeemable by the Trust III with no prepayment premium after June 30, 2010. On July 26, 2005 the proceeds from the sale of the preferred and common securities or $41.2 million were loaned in the form of a note to the Operating Partnership (the “Note 3”). The Note has a fixed rate of 6.91% through June 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on the Note 3 will be used by the Trust III to pay dividends on the Trust Preferred Securities.

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

The Company currently expects to adopt SFAS No. 123R effective January 1, 2006, based on the new effective date announced by the SEC. However, the Company has not determined which of the aforementioned adoption methods it will use. In addition, the Company has not determined the financial statement impact of adopting SFAS No. 123R for periods beyond 2005.

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

•

Focus on the acquisition of self-storage properties from third parties. The Company has benefited greatly from the acquisition of existing properties. In the first six months of 2005, the Company acquired an additional eight properties located in the Company’s

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

existing core markets. In May 2005, the Company and joint venture partner Prudential Real Estate Investors (“PREI”), the real estate investment and advisory business of Prudential Financial, Inc., entered into a definitive agreement to acquire Storage USA from GE Commercial Finance, the business-to business financial services unit of the General Electric Corp. (NYSE: GE) for $2.3 billion in cash. Subsequent to quarter end, on July 14, 2005, the Company completed the acquisition. The transaction is the largest to date in the self-storage industry, and makes Extra Space Storage the second largest operator of self-storage properties in the U.S.

•	The acquisitions team will continue to aggressively pursue the acquisition of single properties and portfolios that it believes can provide short and long-term stockholder value. The Company’s acquisition of Storage USA has further bolstered its reputation as a reliable, ethical buyer, and enhances its ability to negotiate and close non-brokered, private deals. Also, the Company’s status as an UPREIT enables flexibility when structuring deals.

•	Develop new self-storage properties through joint-venture relationships. Eighteen of the Company’s properties are currently held in joint ventures.

PROPERTIES

As of June 30, 2005, the Company owned and operated 148 properties located in 20 states. Of the 148 properties, 130 are wholly owned and 18 are held in joint ventures with third parties. The properties are operated under the service-marked Extra Space Storage brand name. As of June 30, 2005 the Company had 9.8 million square feet of space configured in approximately 92,500 separate storage units. The properties are generally situated in convenient, highly visible locations clustered around large population centers such as Boston, Chicago, Los Angeles, Miami, New York/Northern New Jersey and San Francisco. These markets contain above-average population and income demographics and high barriers to entry for new self-storage properties. The clustering of assets around these population centers enables the Company to reduce its operating costs through economies of scale. The Company considers a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A property is considered to be stabilized once it has achieved an 85% occupancy rate, or has been open for four years.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

The following table sets forth additional information regarding the occupancy of the stabilized properties on a property-by-property basis as of June 30, 2005 and 2004. The information as of June 30, 2004 is on a pro forma basis as though all the properties owned at June 30, 2005 were under the Company’s control as of June 30, 2004.

Stabilized Property Data Based on Location

	Number of Properties	Company	Pro forma	Company	Pro forma	Company	Pro forma
Location		Number of units at June 30, 2005 (1)	Number of units at June 30, 2004	Net rentable square feet at June 30, 2005 (2)	Net rentable square feet at June 30, 2004	Square foot occupancy % June 30, 2005	Square foot occupancy % June 30, 2004
Wholly-Owned Properties
Arizona	1	481	480	57,790	57,630	93.5%	95.2%
California	20	12,385	12,390	1,334,823	1,337,587	87.1%	87.1%
Colorado	4	1,808	1,802	234,741	231,940	86.6%	84.5%
Florida	18	11,928	11,865	1,265,536	1,240,937	93.0%	89.8%
Georgia	6	3,473	3,470	433,918	433,052	88.1%	86.1%
Louisiana	2	1,411	1,411	147,900	147,900	88.1%	92.4%
Massachusetts	20	10,176	10,040	1,105,065	1,085,865	85.2%	81.8%
Maryland	1	923	924	138,230	138,680	78.1%	82.8%
Missouri	2	811	808	97,817	97,817	86.1%	92.2%
Nevada	1	462	463	56,500	57,100	91.2%	87.6%
New Hampshire	1	623	623	72,600	72,600	92.3%	85.9%
New Jersey	13	10,214	10,229	1,012,328	1,011,077	87.7%	89.6%
New York	1	1,270	1,270	59,000	58,592	74.9%	92.0%
Pennsylvania	7	4,228	4,223	496,458	493,105	85.6%	87.3%
South Carolina	4	2,088	2,088	246,969	246,919	91.3%	93.1%
Texas	7	4,288	4,287	465,194	463,143	88.8%	85.9%
Virginia	1	551	551	73,350	73,310	98.3%	95.3%
Utah	1	551	551	72,720	72,750	83.5%	89.4%

Total Wholly-Owned Properties	110	67,671	67,475	7,370,939	7,320,004	88.1%	87.4%

Properties Held in Joint Ventures
California	7	3,855	3,851	400,707	400,339	91.8%	90.4%
New Hampshire	2	801	801	83,675	83,675	94.1%	95.4%
New Jersey	2	1,725	1,737	166,415	166,820	78.6%	83.7%
New York	2	1,520	1,516	137,599	137,019	90.3%	91.3%

Total Properties Held in Joint Ventures	13	7,901	7,905	788,396	787,853	89.0%	89.6%

Total Stabilized Properties	123	75,572	75,380	8,159,335	8,107,857	88.2%	87.6%

(1)	Represents unit count as of June 30, 2005 which may differ from June 30, 2004 unit count due to unit conversions or expansions.

(2)	Represents net rentable square feet as of June 30, 2005 which may differ from June 30, 2004 net rentable square feet due to unit conversions or expansions.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

The following table sets forth additional information regarding the occupancy of the Company’s lease-up properties on a state-by-state basis as of June 30, 2005 and 2004. The information as of June 30, 2004 is on a pro forma basis as though all the properties owned at June 30, 2005 were under the Company’s control as of June 30, 2004.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of units at June 30, 2005 (1)	Number of units at June 30, 2004	Net rentable square feet at June 30, 2005 (2)	Net rentable square feet at June 30, 2004	Square foot occupancy % June 30, 2005	Square foot occupancy % June 30, 2004
Wholly-Owned Properties
California	3	1,709	1,708	193,177	193,102	74.7%	63.9%
Connecticut	2	1,364	1,372	123,465	124,465	63.0%	50.7%
Florida	1	388	388	37,985	38,005	74.4%	41.6%
Illinois	2	1,139	1,137	144,690	145,265	67.2%	58.4%
Massachusetts	5	3,015	2,995	320,205	325,430	62.4%	42.5%
New Jersey	4	3,328	3,359	275,048	279,861	79.1%	61.3%
New York	3	2,523	2,523	198,226	207,996	81.7%	73.0%

Total Wholly-Owned Properties	20	13,466	13,482	1,292,796	1,314,124	69.5%	55.8%

Properties Held in Joint Ventures
California	2	1,416	1,411	151,495	150,415	86.8%	81.8%
New Jersey	1	664	664	58,650	58,650	95.8%	86.0%
New York	1	656	656	60,020	60,070	72.9%	84.0%
Pennsylvania	1	919	916	73,375	73,125	74.0%	77.3%

Total Properties Held in Joint Ventures	5	3,655	3,647	343,540	342,260	83.2%	81.9%

Total Lease-up Properties	25	17,121	17,129	1,636,336	1,656,384	72.4%	61.2%

(1)	Represents unit count as of June 30, 2005 which may differ from June 30, 2004 unit count due to unit conversions or expansions.

(2)	Represents net rentable square feet as of June 30, 2005 which may differ from June 30, 2004 net rentable square feet due to unit conversions or expansions.

The Company’s property portfolio is a made up of different types of construction and building configuration depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” facilities, or a mix of both drive-up buildings and multi-floor buildings. The Company has several multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

The Company’s properties are generally situated in convenient, highly visible locations clustered around large population bases; however, due to certain factors, the Company has a handful of locations outside the top MSA’s (Metropolitan Statistical Areas) that were developed or acquired based on the market, familiarity with the properties, or as part of a larger portfolio.

In addition to the 148 properties in which the Company has an ownership interest, the Company also manages 26 properties for third parties as of June 30, 2005. The Company receives a management fee equal to 5% – 6% of gross revenues to manage these sites.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2005 to 2004

Overview

Results for the three and six months ended June 30, 2005 included the operations of 148 properties, (130 of which were consolidated and 18 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2004, which included the operations of 114 properties (93 of which were consolidated and 21 of which were in joint ventures accounted for using the equity method). Results for the three and six months ended June 30, 2004 include the results of six properties in which the Company did not own any interest and one

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

where the Company sold its joint venture interest in 2004. The properties were consolidated as a result of guarantees and/or puts for which the Company was liable. Five of the six properties were deconsolidated on August 16, 2004 upon the release of all guarantees and puts, and the other property was deconsolidated on December 31, 2004. Results for both periods also included equity in earnings of real estate ventures, third-party management fees, acquisition fees and development fees.

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Company	Predecessor	Company	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Property rental	$23,819	$13,014	$46,041	$23,010
Management fees	400	428	768	976
Acquisition and development fees	262	134	529	399
Other income	136	353	197	470

Total revenues	$24,617	$13,929	$47,535	$24,855

Three months ended June 30, 2005 compared to June 30, 2004

Revenues for the three months ended June 30, 2005 increased $10,688 or 77%, primarily due to an increase in property rental revenues of $10,805, or 83%, which include merchandise sales, insurance administrative fees and late fees. The increase in property rental revenues for the three months ended June 30, 2005 consists of $2,289 from the buyout of the certain joint venture interests (previously accounted for using the equity method of accounting), $7,685 from new acquisitions and $778 from increases in occupancy at lease-up properties.

Six months ended June 30, 2005 compared to June 30, 2004

Revenues for the six months ended June 30, 2005 increased $22,680 or 91%, primarily due to a $23,030, or 100% increase in property rental revenues. The increase in property rental revenues for the six months ended June 30, 2005 consists of $6,045 from the buyout of the certain joint venture interests (previously accounted for using the equity method of accounting), $15,196 from new acquisitions, and $1,559 from increases in occupancy at lease-up properties.

Management fees represent 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures. The decrease in management fees for the three and six months ended June 30, 2005 was due to the Company purchasing its joint venture partner’s interest Extra Space East One LLC and nine properties in Extra Space West One, LLC subsequent to June 30, 2004.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

Expenses

The following table sets forth information on expenses for the periods indicated:

	Company	Predecessor	Company	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Property operations	$9,041	$5,880	$17,919	$10,290
Unrecovered development/acquisition costs and support payments	168	186	275	684
General and administrative	3,320	3,273	6,277	6,243
Depreciation and amortization	6,213	3,089	11,943	5,766
Other		—	20	—

Total expenses	$18,742	$12,428	$36,434	$22,983

Property Operations

Three months ended June 30, 2005 compared to June 30, 2004

Property operations for the three months ended June 30, 2005 increased primarily due to increases of $573 from the buyout of certain joint venture interests (previously accounted for using the equity method of accounting) and $2,509 from new acquisitions.

Six months ended June 30, 2005 compared to June 30, 2004

Property operations for the six months ended June 30, 2005 increased due to $5,193 of new acquisitions, and $1,851 related to the buyout of certain joint venture interests (previously accounted for using the equity method of accounting).

During the three and six months ended June 30, 2005, the Company continued to increase the occupancy at its other lease-up properties. Existing lease-up property expenses increased due to increases in utilities, office expenses, repairs and maintenance and property taxes (due to reassessment).

Depreciation and Amortization

For the three and six months ended June 30, 2005 depreciation and amortization increased $3,124 and $6,177, or 101% and 107%, respectively related to more development and acquisition properties being opened during 2004 and the six months of 2005, than were open at June 30, 2004. Subsequent to June 30, 2004, there were 41 properties acquired (eight during the first three months of 2005), and the Company purchased its partners’ joint venture interests in 21 properties that had been previously accounted for using the equity method of accounting.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Company	Predecessor	Company	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest expense	$7,493	$8,406	$13,732	$14,773
Minority interest - Fidelity preferred return	—	1,124	—	2,220
Minority interest - Operating Partnership	(110)	—	(166)	—
Loss allocated to other minority interests	—	(560)	—	(1,530)
Equity in earnings of real estate ventures	(288)	(433)	(605)	(694)

Other	$7,095	$8,537	$12,961	$14,769

Interest Expense

Interest expense for the three and six months ended June 30, 2005 decreased $913 and $1,041, or 11% and 7%, respectively. The decrease was primarily due to $1,772 paid for the defeasance of two CMBS loans and $675 of unamortized deferred financing costs associated with refinance borrowings as expense in interest in 2004 relating to participating mortgages on properties that were held in joint ventures or in properties that were consolidated due to certain guarantees. This amount was offset by increase interest related to additional debt incurred by the Company since June 30, 2004 and higher interest rates.

Minority Interest-Fidelity Preferred Return

Minority interest-Fidelity preferred return for the three and six months ended June 30, 2005 decreased $1,124 and $2,220, respectively or 100% due to the redemption of the Fidelity minority interest on September 9, 2004.

Minority Interest Operating Partnership

Loss allocated to the Operating Partnership represents 7.96% of the net loss subsequent to the Company’s initial public offering.

Loss Allocated to Other Minority Interests

Loss allocated to other minority interests for the three and six months ended June 30, 2005 decreased $560 and $1,530, respectively or 100% primarily due to the Company buying out or to the deconsolidation of all minority partnership interest during 2004.

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

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (loss) as an indication of the Company’s performance, as an alternative to net cash flow from operating activates as a measure of its liquidity, or as an indicator of the Company’s ability to make cash distributions. The following table sets for the calculation of FFO:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Loss	$(1,220)	$(1,860)
Plus:
Real estate depreciation	3,902	7,666
Amortization of intangibles	2,109	4,036
Joint venture real estate depreciation	100	201
Less:
Gain on sale of real estate assets	—	—
Loss allocated to operating partnership	(110)	(166)

Funds from operations	$4,781	$9,877

Funds from operations per share	$0.14	$0.29

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

	Company	Predecessor		Company	Predecessor
	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2005	2004		2005	2004
Same-store rental revenues	$6,902	$6,710	2.9%	$13,639	$13,235	3.1%
Same-store operating expenses	2,379	2,211	7.6%	4,744	4,414	7.5%
Non same-store rental revenues	16,917	6,304	168.4%	32,402	9,775	231.5%
Non same-store operating expenses	6,662	3,669	81.6%	13,175	5,876	124.2%
Total rental revenues	23,819	13,014	83.0%	46,041	23,010	100.1%
Total operating expenses	9,041	5,880	53.8%	17,919	10,290	74.1%
Properties included in same-store	38	38		38	38

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

Same-Store Operating Revenues

Total revenues for the three and six months ended June 30, 2005 for the Company’s same-store stabilized property portfolio increased $192 and $404 or 2.9% and 3.1% primarily due to increased rental rates and the Company’s ability to maintain occupancy while controlling discounts.

Same-Store Operating Expenses

Total operating expenses for the Company’s same-store stabilized property portfolio increased $168 and $330, or 7.6% and 7.5%, respectively primarily due to an increase in snow removal and property taxes. The increase in snow removal was a direct result of record snowfall in New England in January and February of 2005. Property taxes primarily increased in Florida, Massachusetts and Pennsylvania.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

Upon the achievement of certain levels of net operating income with respect to 14 of the Company’s pre-stabilized properties, the Company’s CCSs and the Company’s operating partnership’s CCUs will convert into additional shares of common stock and operating partnership units, respectively, beginning, with the quarter ending March 31, 2006. The average occupancy of these 14 properties as of June 30, 2005 was 66.7% as compared to 50.3% at June 30, 2004. The table below outlines the performance of the properties for the quarter ended June 30, 2005 and 2004, respectively.

	Company	Predecessor	Percent Change	Company	Predecessor	Percent Change
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004
CCS/CCU rental revenues	$1,973	$1,391	41.8%	$3,825	$2,579	48.3%
CCS/CCU operating expenses	1,312	1,168	12.3%	2,620	2,256	16.1%
Non CCS/CCU rental revenues	21,846	11,623	88.0%	42,216	20,431	106.6%
Non CCS/CCU operating expenses	7,729	4,712	64.0%	15,299	8,034	90.4%
Total rental revenues	23,819	13,014	83.0%	46,041	23,010	100.1%
Total operating expenses	9,041	5,880	53.8%	17,919	10,290	74.1%
Properties included in CCS/CCU	14	14		14	14

CASH FLOWS

Cash provided (used) by operating activities was $4,445 compared to ($6,121) for the six months ended June 30, 2005 and 2004, respectively. The decrease in cash used was primarily due to increased operating revenues as a result of property acquisitions in 2004 and the first six months of 2005, and lower cash funding requirements relating to the Company’s lease-up

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

properties. In addition, the Company did not pay any preferred return to Fidelity in 2005, as this minority interest was redeemed September 9, 2004.

Cash used in investing activities was ($76,605) and ($154,644) for the six months ended June 30, 2005 and 2004, respectively. The decrease in 2005 is primarily the result of fewer acquisitions and development and construction of real estate assets in the first six months of 2005 than in 2004.

Cash provided by financing activities was $142,873 and $151,794 for the six months ended June 30, 2005 and 2004, respectively. The 2005 financing activities consisted primarily of additional net borrowings (including loan fees) of $76,714 offset by $14,182 paid in dividends. In addition, the Company issued 6.2 million shares of its common stock for net proceeds of $81.3 million. The 2004 financing activities consisted primarily of member contributions of $19,691 and net borrowings (including loan fees) of $127,517.

OPERATIONAL SUMMARY

For the six months ended June 30, 2005, the Company continued its same-store, year-on-year revenue growth that began in 2004 with a revenue increase of 3.1%. Move-in and move-out activity was very similar to the same period in 2004. Occupancy was essentially flat when compared to the quarter ended June 30, 2004. California and Florida remain our strongest regions, while New Jersey and Pennsylvania have continued to perform below the portfolio average. The metro-Boston area, the Company’s largest market, continues to rebound, both in terms of occupancy and revenue.

Same-store expenses for the six months ended June 30, 2005 increased 7.5%, primarily due to an increase in repairs and maintenance and property taxes. Snow removal expense was the main contributor to the increase in repairs and maintenance. Though the Company believes that the increase in repairs and maintenance due to snow removal expense was somewhat unavoidable, procedures will be implemented to minimize the potential financial impact in the future.

OUTLOOK

The Company believes that the acquisition of Storage USA, which closed subsequent to the end of the second quarter, will enable it to take advantage of its increased scale and property level revenue-generating opportunities. The transition of the Storage USA business processes, technology and human resources are underway and will continue for the next several quarters.

The Company has experienced continued increases in same-store revenue on a year-on-year basis, though there can be no assurance that this trend will continue. The Company is continually seeking to drive revenue growth by actively managing both pricing and promotional strategies utilizing the yield management features of STORE. Through the acquisition of Storage USA, the Company will gain Storage USA’s in-house yield management staff, which the Company believes can further enhance revenue gains. Several in-house initiatives and marketing promotions continue to be implemented which also support the drive for increased revenue. The Company continues to believe that the generally positive economic conditions, and its use of real real-time pricing and promotions, will continue to provide the Company with the opportunity to grow revenues.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

The Company anticipates continued competition from all operators, both public and private, in all of the markets in which the Company operates. We expect some of the larger competitors in the industry to continue aggressive, large-scale media campaigns that may inhibit the Company’s ability to control discounts, especially at its properties in the lease-up phase. Despite this, the Company expects a continued positive operating climate for self-storage operators, particularly for those with well-located, highly visible, and efficiently managed self-storage properties.

REVENUE OUTLOOK

The Company feels that its pricing and discount strategies have positioned it well to maintain revenue growth for the remainder of 2005, but there can be no assurance that its current levels of revenue growth will continue. The Company aims to achieve not the highest level of occupancy, but the highest sustainable level of revenue to increase stockholder value. This may mean lower occupancy levels when compared on a year-on-year basis. The Company will also continue to selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through the Company’s software solution.

Discounting was essentially flat at our stabilized properties on a year-on-year basis through the quarter ended June 30, 2005 versus June 30, 2004. The Company’s evolving system of analyzing site level data at a corporate level as it relates to site performance, customer behavior, competitive variables and its operational experience will continue to drive discounting strategy in the future.

As the Company continues to grow, media opportunities that only a few companies currently possess in the industry will become available. Currently, marketing programs have been targeted on a local level. The Company seeks to both continue to stretch its marketing dollar further and investigate other marketing channels to better communicate its services to prospective customers.

EXPENSE OUTLOOK

Repairs and maintenance have been one of the primary causes of the Company’s increase in expenses for the six months ended June 30, 2005. This is the direct result of costs associated with increased snow removal due to record snowfall in New England in January and February of 2005. As a result, snowplow expenses were $400 higher in 2005 than 2004. The Company hopes to be able to decrease overall expenses through the remainder of 2005 in an attempt to bring overall repairs and maintenance expenses in line with budget for the current year. Property taxes were also up slightly during the first six months of 2005 due to the reassessment of several properties that the Company has developed in recent years. General and administrative expenses during the first six months of 2005 included $300 related to the acquisition of Storage USA.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had approximately $95,042 available in cash and cash equivalents. The Company is required to distribute at least 90% of its net taxable income,

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

excluding net capital gains, to its stockholders on an annual basis to maintain its qualification as a REIT. The Company intends to use this cash to purchase additional self-storage properties in 2005, including the purchase of Storage USA in July 2005. Therefore, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

The Company, as guarantor, and its Operating Partnership, have entered into a $100.0 million Credit Facility, which includes a $10.0 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of June 30, 2005, the Credit Facility has approximately $69.0 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance of the Credit Facility at June 30, 2005 was $0. The Credit Facility is due September 2007.

As of June 30, 2005, the Company had approximately $559.1 million of debt, resulting in a debt to total capitalization ratio of approximately 49.3%. As of June 30, 2005, the ratio of total fixed rate debt and other instruments to total debt is approximately 83.7%. The weighted average interest rate of the total of fixed and variable rate debt at June 30, 2005 is approximately 5.2%.

The Company expects to fund its short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on its outstanding indebtedness out of its operating cash flow, cash on hand and borrowings under the Credit Facility.

Long-Term Liquidity Needs

The Company’s long-term liquidity needs consist primarily of distributions to stockholders, new facility development, property acquisitions, principal payments under the Company’s borrowings and non-recurring capital expenditures. The Company does not expect that its operating cash flow will be sufficient to fund its long term liquidity needs and instead expects to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. The Company may also use OP Units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to the Company’s consolidated financial statements, the Company does not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to the Company’s consolidated financial statements, the Company has not guaranteed any obligations of unconsolidated entities nor does it have any commitments or intent to provide funding to any such entities. Accordingly, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in these relationships.

Extra Space Storage Inc.

Amounts in thousands, except shares and per share data

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of June 30, 2005:

	Payments due by Period at June 30, 2005
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operatiing leases	$21,274	$2,595	$2,496	$1,418	$14,765
Mortgage debt and line of credit
Interest	92,754	11,372	41,401	32,297	7,684
Principal	559,095	29,011	31,116	322,545	176,423

Total contractual obligations	$673,123	$42,978	$75,013	$356,260	$198,872

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

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed-rate and variable-rate debt to offset these fluctuations. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect earnings and cash flow. The Company does not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on the Company’s fixed-rate debt until it is required or elect to refinance it.

The table below sets forth, at June 30, 2005, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
Fiscal Year of Expected Maturity
2005	$1,649,184	6.25%	$27,361,558	6.33%
2006	—	—	16,268,583	6.00%
2007	4,111,789	6.88%	10,735,725	6.52%
2008	—	—	—	—
2009	285,552,143	4.62%	36,993,228	5.09%
Thereafter	176,422,737	5.70%	—

Total	$467,735,853	5.05%	$91,359,094	5.79%

Fair value at June 30, 2005	$460,655,104		$91,359,094

Based upon the amount of variable rate debt outstanding at June 30, 2005, holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the Company’s interest cost by approximately $2.0 million annually.

ITEM 4.	CONTROL AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Extra Space Storage Inc.

There have not been any significant changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a – 15(f) and 15d- 15(f) under the Securities Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Extra Space Storage Inc.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various litigation and proceedings in the ordinary course of business. The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2005 the Company completed a private placement of 6.2 million shares of its common stock at an offering price of $13.47 per share, for aggregate gross proceeds of $83.5 million. Transaction costs were $2.2 million, resulting in net proceeds of $81.3 million. The private placement was previously reported by the Company in a Current Report on Form 8-K dated June 24, 2005.

The sales of the above securities were deemed to be exempt from registration under the Act in reliance upon section 4(2) of the Securities Act of 1933, as amended (the “Act”), Regulation D and Rule 144A promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction, all of whom were accredited investors or qualified institutional buyers, represented their intentions to acquire such securities was for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Extra Space Storage Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Extra Space Storage Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 15, 2005	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer

Date: August 15, 2005	/s/ Kent W. Christensen
Kent W. Christensen
Senior Vice President and Chief Financial Officer