Form 10-Q
period 2005-09-30
Extra Space Storage Inc.
filed 2005-11-14
CIK 1289490

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

2795 East Cottonwood Parkway, Suite 400 Salt Lake City, Utah 84121
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2005 was 37,915,544.

EXTRA SPACE STORAGE INC.

TABLE OF CONTENTS

EXPLANATORY NOTE
STATEMENT ON FORWARD LOOKING INFORMATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROL AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

EXPLANATORY NOTE

The financial statements covered in this report for the period from January 1, 2004 to August 16, 2004 contain the results of operations and financial condition of Extra Space Storage LLC (“the Predecessor”) and its subsidiaries, the predecessor to Extra Space Storage Inc. (the “Company”) and its subsidiaries, prior to the consummation of the Company’s initial public offering on August 17, 2004.

STATEMENT ON FORWARD LOOKING INFORMATION

Throughout this report we make forward-looking statements.  Forward-looking statements include the words “may,” “will,” “believes,” “anticipates,” “continues,” “likely,” “should,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.  Such factors include, but are not limited to, changes in general economic conditions and in the markets in which the Company operates:

•                  the effect of competition from new self-storage facilities or other storage alternatives, which would cause rents and occupancy to decline;

•                  the Company’s ability to effectively compete in the industry in which it does business;

•                  difficulties in the Company’s ability to evaluate, finance and integrate acquired and developed properties into the Company’s existing operations and to lease up those properties, which could adversely affect the Company’s profitability;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets:
Real estate assets, net	$1,200,509	$696,899
Investments in real estate ventures	96,665	6,182
Cash and cash equivalents	7,093	24,329
Restricted cash	22,099	4,430
Receivables from related parties	31,101	2,501
Notes receivable	38,008	—
Other assets, net	34,080	14,143
Total assets	$1,429,555	$748,484

Liabilities, Minority Interests, and Stockholders’ Equity:
Line of credit	$42,000	$39,000
Notes payable	892,214	433,977
Notes payable to trusts	119,590	—
Accounts payable and accrued expenses	2,952	3,444
Other liabilities	35,146	7,003
Total liabilities	1,091,902	483,424

Minority interest in Operating Partnership	36,153	21,453
Other minority interests	225	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 37,914,898 and 31,169,950 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	379	312
Paid-in capital	435,571	347,883
Deferred compensation	(2,560)	—
Accumulated deficit	(132,115)	(104,588)
Total stockholders’ equity	301,275	243,607
Total liabilities, minority interests, and stockholders’ equity	$1,429,555	$748,484

See accompanying notes

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues:
Property rental	$36,245	$17,536	$82,286	$40,547
Management and franchise fees	4,563	353	5,331	1,329
Tenant insurance income	863	—	863	—
Acquisition and development fees	367	250	896	649
Interest income	789	20	865	327
Other income	308	9	429	171
Total Revenues	43,135	18,168	90,670	43,023

Expenses:
Property operations	13,366	6,846	31,285	17,136
Tenant insurance expense	513	—	513	—
Unrecovered development/acquisition costs and support payments	9	—	284	683
General and administrative	9,591	2,905	15,868	9,148
Depreciation and amortization	9,535	5,057	21,478	10,823
Other	—	—	20	—
Total Expenses	33,014	14,808	69,448	37,790

Income before interest expense, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets	10,121	3,360	21,222	5,233

Interest expense	(14,588)	(10,692)	(28,320)	(25,465)
Minority interest - Fidelity preferred return	—	(916)	—	(3,136)
Minority interest - Operating Partnership	253	213	419	213
Loss allocated to other minority interests	—	634	—	2,164
Equity in earnings of real estate ventures	1,355	404	1,960	1,097
Loss before gain on sale of real estate assets	(2,859)	(6,997)	(4,719)	(19,894)

Gain on sale of real estate assets	—	1,920	—	1,749

Net loss	$(2,859)	$(5,077)	$(4,719)	$(18,145)

Preferred return on Class B, C, and E units	—	(1,465)	—	(5,758)
Loss on early redemption of Fidelity minority interest	—	(1,478)	—	(1,478)
Net loss attributable to common stockholders	$(2,859)	$(8,020)	$(4,719)	$(25,381)

Net loss per share - basic and diluted (1)	$(0.08)	$(0.53)	$(0.14)	$(2.59)

Weighted average number of shares - basic and diluted	37,465,700	15,241,832	33,544,089	9,806,532

Cash dividends per common share	$0.2275	$—	$0.6825	$—

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

See accompanying notes

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(4,719)	$(18,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,478	10,823
Amortization of deferred compensation	416	—
Amortization of discount on putable preferred interests in consolidated joint ventures	—	1,043
Minority interest - Fidelity preferred return	—	3,136
Loss allocated to minority interests	(419)	(2,377)
Member units granted to employees	—	1,205
Gain on sale of real estate assets	—	(1,749)
Distributions from cumulative earnings from real estate ventures	769	217
Interest accrued on notes receivable	(539)	—
Increase (decrease) in cash due to changes in:
Receivables from related parties	(26,109)	(2,934)
Other assets	(2,746)	1,381
Accounts payable	(238)	1,615
Payables to related parties	—	(4,876)
Other liabilities	(556)	(4,539)
Net cash used in operating activities	(12,663)	(15,200)

Cash flows from investing activities:
Acquisition of real estate assets	(74,438)	(218,194)
Development and construction of real estate assets	(3,737)	(22,046)
Proceeds from sale of real estate assets	—	7,896
Investments in real estate ventures	(1,740)	(82)
Advances to Centershift and Extra Space Development	—	3,562
Purchase of equipment and fixtures	(1,833)	(1,375)
Increase in cash resulting from de-consolidation of real estate assets and distribution of equity ownership in Extra Space Development and other properties	—	449
Acquisition of Storage USA	(528,700)	—
Payments received on notes receivable	208	—
Change in restricted cash	(7,836)	(6,322)
Net cash used in investing activities	(618,076)	(236,112)

Cash flows from financing activities:
Proceeds from line of credit and notes payable	651,589	376,343
Payments on line of credit and notes payable	(86,691)	(305,931)
Deferred financing costs	(7,159)	(8,794)
Payments on other liabilities	—	(16)
Net payments to related parties and putable preferred interests in consolidated joint ventures	—	(29,590)
Member contributions	—	19,691
Return paid on Class B, C and E member units	—	(7,180)
Redemption of units	—	(19,130)
Minority interest investments	225	8,086
Minority interest distributions	—	(30)
Redemption of Operating Partnership units	(865)	—
Proceeds from issuance of common shares, net	81,330	264,475
Dividends paid on common stock	(22,808)	(3,468)
Distributions to Operating Partnership unit holders	(2,118)	(304)
Minority interest redemption by Fidelity	—	(15,558)
Preferred return paid to Fidelity	—	(7,022)
Net cash provided by financing activities	613,503	271,572
Net increase (decrease) in cash and cash equivalents	(17,236)	20,260
Cash and cash equivalents, beginning of the period	24,329	11,746
Cash and cash equivalents, end of the period	$7,093	$32,006

See accompanying notes

	Nine months ended September 30,
	2005	2004
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$22,672	$24,610

Supplemental schedule of noncash investing and financing activities:
Acquisitions (Note 6):
Real estate assets	$58,217	$59,740
Payables to related parties	—	(21,827)
Notes payable	(10,260)	(18,565)
Other liabilities	(26,405)	(2,139)
Minority interest in Operating Partnership	(21,552)	—
Member units	—	(3,188)
Member units issued in exchange for receivables	—	2,944
Member units issued to repay notes and related party payables	—	1,725
Redemption of units in exchange for note payable	—	3,700
Adjustment to establish minority interest in Operating Partnership	—	8,481
Redemption of units in exchange for land	—	846
Stock grants to employees	2,975	—
Redemption of operating partnership units for common stock	3,450	—

See accompanying notes

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

1.              ORGANIZATION

Extra Space Storage Inc. (the “Company”), a self-administered and self-managed real estate investment trust (“REIT”), was formed on April 30, 2004 to own, operate, acquire and develop self-storage facilities located throughout the United States and continues the business of Extra Space Storage  LLC (the “Predecessor”). The Company’s interest in its properties is held through its operating partnership Extra Space Storage LP (the “Operating Partnership”), and its primary assets are general partner and limited partner interests in the Operating Partnership.

The Company invests in self-storage facilities by acquiring or developing wholly owned facilities or by acquiring an equity interest in real estate entities.  At September 30, 2005, the Company had direct and indirect equity interest in 546 storage facilities located in 34 states, including Washington D.C.

The Company operates in two distinct segments: 1) Property Management and Development and 2) Rental Operations. The Company’s Property Management and Development activities include acquiring, managing, developing and selling self-storage facilities. The Rental Operations segment includes rental operations of self-storage facilities.

On August 17, 2004, the Company completed its initial public offering (the “Offering”) of 20,200,000 shares of common stock. On September 1, 2004, the underwriters exercised their over allotment option and purchased 3,030,000 shares of common stock. The Company succeeded to the business conducted by the Predecessor.

In connection with the Offering, the existing holders of Class A, Class B, Class C and Class E units in the Predecessor exchanged these units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership (“OP”) units, 3,888,843 contingent conversion shares (“CCSs”), 200,046 contingent conversion units (“CCUs”) and $18,885 in cash.  As a result of this exchange, the Predecessor became a wholly-owned subsidiary of the Operating Partnership and, as of September 30, 2005, is a 90.91% subsidiary of the Company.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The Condensed Consolidated Balance Sheet as of December 31, 2004, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”).

3.              STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and make pro forma disclosures of net loss and basic loss per share as if the fair value method of valuing stock options had been applied. Under ABP No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. During the nine months ended September 30, 2005, 4,948 shares of common stock were issued pursuant to options being exercised.  For purposes of the pro forma disclosures, we apply SFAS No. 123, as amended by SFAS No. 148, which requires the Company to estimate the fair value of the employee stock options at the grant date using an option-pricing model. The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, as amended:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(2,859)	$(8,020)	$(4,719)	$(25,381)
Add: Stock-based employee compensation expense included in reported net loss	416	—	416	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(612)	—	(834)	—
Pro forma net loss	$(3,055)	$(8,020)	$(5,137)	$(25,381)

Net loss per share
Basic - as reported	$(0.08)	$(0.53)	$(0.14)	$(2.59)
Basic - pro forma	$(0.08)	$(0.53)	$(0.15)	$(2.59)

Diluted - as reported	$(0.08)	$(0.53)	$(0.14)	$(2.59)
Diluted - pro forma	$(0.08)	$(0.53)	$(0.15)	$(2.59)

The fair value of options granted under the Company’s stock plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 6.9%, expected volatility of from 19.0% to 22.0%, risk free interest rate from 3.3% to 4.3%, and expected life of 5 years. The weighted-average fair value of options at the date of grant was $1.25.

4.              NET LOSS PER SHARE

Basic loss per share is computed using the weighted average common shares outstanding, excluding unvested restricted stock. Diluted earnings per share are computed using the weighted average common shares outstanding, excluding unvested restricted stock. Diluted loss per share is unchanged from basic loss per share for the three and nine months ended September 30, 2005 and 2004 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.  No options, OP units or unvested restricted stock were included in the computation of diluted net loss attributable to common stockholders per share for the three or nine months ended September 30, 2005 and 2004, because the effect would have been antidilutive. Options to purchase 3,015,774 and 1,324,000 shares of common stock were outstanding at September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2004, the weighted average number of common shares outstanding included Class A units, on a pro forma basis, as if the Class A units had been converted to common stock using the initial public offering conversion ratio of one Class A unit to 0.08 shares of common stock.

The basic and diluted loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted. Such conversion cannot occur prior to March 31, 2006.

5.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	September 30, 2005	December 31, 2004

Land	$291,479	$179,932
Buildings and improvements	927,373	527,917
Intangible lease rights	3,400	3,400
Intangible assets - tenant relationships	22,090	12,026
	1,244,342	723,275
Less: accumulated depreciation and amortization	(49,029)	(28,339)
Net operating real estate assets	1,195,313	694,936
Real estate under development	5,196	1,963
Net real estate assets	$1,200,509	$696,899

6.              ACQUISITIONS

On July 14, 2005, the Company, through its subsidiary Extra Space Storage LLC (“ESS LLC”) and the Operating Partnership, closed the acquisition (the “Transaction”) of various entities that collectively comprise the Storage USA self-storage business pursuant to the Purchase and Sale Agreement (the “Agreement”), dated May 5, 2005, between ESS LLC, the Operating Partnership, Security Capital Self Storage Incorporated, a Delaware corporation, PRISA Self

Storage LLC, a Delaware limited liability company (“PRISA”), PRISA II Self Storage LLC, a Delaware limited liability company (“PRISA II”), PRISA III Self Storage LLC, a Delaware limited liability company (“PRISA III”), VRS Self Storage LLC, a Delaware limited liability company (“VRS”), WCOT Self Storage LLC, a Delaware limited liability company (“WCOT”), and the Prudential Insurance Company of America, a New Jersey corporation (together with its affiliates, “Prudential”).  The results of the acquired operations have been included in the unaudited condensed consolidated financial statements since July 14, 2005.

In connection with the Transaction, the Company acquired 61 wholly-owned self storage properties, acquired Storage USA (“SUSA”) Partnership, L.P.’s equity interest in joint ventures which collectively own 78 properties and assumed the management of 60 franchises and third party managed properties.  In addition, 259 of the self-storage properties were acquired in the Transaction by five separate limited liability companies owned by five subsidiaries of the Company (each, a “Company Sub”) and Prudential.  The limited liability company agreements govern the rights and responsibilities of each such limited liability company.  The Company also acquired $37.7 million of notes receivable due from franchisees.  The Company paid cash of $528.7 million, issued 1,470,149 operating partnership units, valued at $21.6 million and assumed liabilities of $36,665.  Closing and other costs incurred in connection with the transaction totaled $14.8 million.  The limited liability companies contemporaneously entered into management agreements with the Company to manage the properties for a fee of 6% of revenues, as defined.

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

	Pro Forma		Pro Forma
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues	$46,343	$42,002	$134,607	$124,358

Net income (loss)	$(1,617)	$369	$(4,560)	$(5,633)

Income (loss) per share	$(0.04)	$0.02	$(0.13)	$(0.57)

7.              INVESTMENTS IN REAL ESTATE VENTURES

At September 30, 2005, the Company held minority investments in the following joint ventures:

1)              Extra Space West One LLC (“ESW”)

2)              Extra Space Northern Properties Six, LLC (“ESNPS”)

3)              PRISA

4)              PRISA II

5)              PRISA III

6)              VRS

7)              WCOT

8)              Storage Portfolio I, LLC (“Teachers”)

9)              Storage Portfolio Bravo II, LLC (“Heitman”) and

10)        Other equity investments.

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

During the first and second quarter 2004, the Predecessor held a minority investment in Extra Space East One LLC (“ESE”). The Predecessor acquired its joint venture partner’s interest in ESE on May 4, 2004. Subsequent to the acquisition of its partner’s joint venture interest in ESE, the Company has consolidated the properties previously owned by ESE.

To the extent that properties were sold/transferred into these ventures where such transactions did not qualify for sales treatment, those properties are reflected as being owned by the Predecessor in the consolidated financial statements with the joint venture partners’ interests in these properties reflected as minority interests and putable preferred interests in consolidated joint ventures. There were no such transactions as of September 30, 2005 or December 31, 2004.

The components of investments in real estate ventures consist of the following:

	Excess Profit	Equity	September 30,	December 31,
	Participation %	Ownership %	2005	2004

ESE	40%	5%	$—	$—
ESW	40%	5%	2,355	2,300
ESNPS	35%	10%	1,837	2,138
PRISA	17%	2%	13,840	—
PRISA II	17%	2%	11,367	—
PRISA III	20%	5%	4,989	—
VRS	20%	5%	4,875	—
WCOT	20%	5%	5,195	—
Teachers	40%	25%	20,503	—
Heitman	45%	20%	15,857	—
Other minority owned properties	40-50%	10-50%	15,847	1,744
			$96,665	$6,182

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Equity in earnings of ESE	$—	$—	$—	$19
Equity in earnings of ESW	310	272	867	696
Equity in earnings (losses) of ESNPS	47	38	98	(45)
Equity in earnings of PRISA	122	—	122	—
Equity in earnings of PRISA II	95	—	95	—
Equity in earnings of PRISA III	29	—	29	—
Equity in earnings of VRS	35	—	35	—
Equity in earnings of WCOT	29	—	29	—
Equity in earnings of Teachers	241	—	241	—
Equity in earnings of Heitman	221	—	221	—
Equity in earnings (losses) of other minority owned properties	226	94	223	427
	$1,355	$404	$1,960	$1,097

8.              NOTES RECEIVABLE

Notes receivable relate to construction advances Storage USA had offered to franchisees, although all properties are now in their operating phase.  The notes are collateralized by the franchised properties and have terms up to five years.  Interest payments are generally due monthly on the notes during the first two years of the term, with amortization of principal generally commencing in the third year based upon a 25-year schedule with the balance due at the due date.  The loans generally bear interest based on a spread over the Prime interest rate or on a fixed rate of 5.85%.  Typically, advances represented 70%-90% of the anticipated cost of the project.

Based upon management assessments of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors, the face value of certain notes has been reduced by an aggregate of $3 million to reflect their estimated fair value on the date of acquisition.

9.              OTHER ASSETS

The components of other assets are summarized as follows:

	September 30, 2005	December 31,2004

Equipment and fixtures	$8,948	$7,115
Less: accumulated depreciation	(4,608)	(4,136)
Deferred financing costs, net	12,806	6,899
Prepaid expenses and escrow deposits	5,348	2,305
Accounts receivable	7,773	1,295
Investments in Trusts (Note 12)	3,590	—
Other	223	665
	$34,080	$14,143

10.       LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10.0 million swingline subfacility (the “Credit Facility”).

The Credit Facility has an interest rate of 175 basis points over LIBOR (5.61% at September 30, 2005 and 4.15% at December 31, 2004). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of September 30, 2005, the Credit Facility has approximately $74.7 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance on the line of credit at September 30, 2005 and December 31, 2004 was $42.0 and $39.0 million, respectively and is due September 2007. The Credit Facility is collateralized by mortgages on real estate assets.

11.       NOTES PAYABLE

The components of notes payable are summarized as follows:

	September 30, 2005	December 31, 2004

Mortgage and construction loans with banks bearing interest at fixed rates between 4.30% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between November 6, 2005 and August 11, 2015.	$711,162	$340,669

Loans with banks bearing floating interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.50% (5.36% and 4.15% at September 30, 2005 and December 31, 2004, respectively) and LIBOR plus 2.85% (6.71% and 5.40% at September 30, 2005 and December 31, 2004, respectively). Interest rates based on Prime are between Prime (6.75% and 5.25% at September 30, 2005 and December 31, 2004, respectively) and Prime plus 1.0%. The loans are collateralized by mortgages on real estate assets, the assignment of rents, and notes receivable. Principal and interest payments are made monthly with all outstanding principal and interest due between October 1, 2005 and August 24, 2009.

	181,052	93,308

	$892,214	$433,977

Substantially all of the Company’s and the Predecessor’s real estate assets are pledged as collateral for the notes payable. In addition, the Company is subject to certain restrictive covenants relating to the outstanding notes payable, which the Company was in compliance with at September 30, 2005.

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

The estimated fair value of the Swap Agreement is a liability of $1,815 and $532 at September 30, 2005 and December 31, 2004, respectively. For the three and nine months ended September 30, 2005, interest expense has been reduced by $51 and $285, respectively as a result of the Swap Agreement.

On July 14, 2005, a subsidiary of the Company entered into a $100.0 million bridge loan (the “Bridge Loan”) with a financial institution, maturing on November 11, 2005.  The Bridge Loan bears interest at LIBOR plus 150 basis points or at the base rate specified therein and is guaranteed by the Company and certain subsidiaries of the Company.  The Bridge Loan provides for various customary events of default which could result in an acceleration of all amounts payable there under.  The terms of the Bridge Loan require that it be repaid with the proceeds of equity offerings by the Company.  As of September 30, 2005 the Company had an outstanding balance of $61.3 million.

On July 14, 2005, a subsidiary of the Company entered into a $28.0 million loan (the “Franchise Loan”) with a financial institution, maturing on July 31, 2007.  The Franchise Loan bears interest at LIBOR plus 150 basis points or at the base rate specified therein and is guaranteed by the Company and certain subsidiaries of the Company.  The Franchise Loan is collateralized by the Notes Receivable.

12.       NOTES PAYABLE TO TRUSTS

On July 27, 2005, ESS Statutory Trust III (the “Trust III”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company, issued an aggregate of $40.0 million of preferred securities which mature on July 31, 2035.  In addition, the Trust III issued 1,238 of Trust common securities to the Operating Partnership for a purchase price of $1.2 million.  On July 27, 2005 the proceeds from the sale of the preferred and common securities of $41.2 million were loaned in the form of a note to the Operating Partnership (the “Note 3”).  Note 3 has a fixed rate of 6.91% through July 31, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum.  The interest on the Note 3, payable quarterly, will be used by the Trust III to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after July 27, 2010.

During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company, issued an aggregate of $41.0 million of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1.3 million. On May 24, 2005 the proceeds from the sale of the preferred and common securities of $42.3 million were loaned in the form of a note to the Operating Partnership (the “Note 2”). Note 2 has a fixed rate of 6.67% through June 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2 , payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35.0 million of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1.1 million. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36.1 million were loaned in the form of note to the Operating Partnership (the “Note”). The Note has a fixed rate of 6.53% through June 30, 2010 and then will be payable at a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

Under FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities and Revised Amendment to FIN 46 (“FIN 46R”), Trust, Trust II and Trust III are not consolidated. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II, and Trust III by the Company.

13.       OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	September 30, 2005	December 31, 2004

Deferred rental income	$6,819	$4,414
Accrued interest	4,923	874
Other accrued liabilities	4,238	881
Fair value of Interest rate swap	1,815	532
Other miscellaneous	17,351	302
	$35,146	$7,003

Other miscellaneous liabilities mainly include other employee-related accruals.  The liability also includes severance of $1,187 and an obligation under a long-term lease agreement for Storage USA’s corporate offices in Memphis, Tennessee of $3,120, related to the Transaction.  There have been no material adjustments or payments to these accruals since the date of the Transaction.  Also included are various amounts owed for legal fees and other costs related to the Transaction.

14.       RELATED PARTY TRANSACTIONS

At September 30, 2005, the Company had receivables from related parties for $31.1 million.  Of these amounts, $19.0 million were from joint venture properties related to unpaid management fees and other advances made by the Company to fund the operations of these properties.  In addition $6.2 million were receivables from PRISA, PRISA II, PRISA II, VRS, and WCOT joint ventures for partial reimbursement of severance and other transition costs incurred by the Company on their behalf related to the Transaction.  The PRISA, PRISA II, PRISA III, VRS, and WCOT joint ventures had agreed to share a portion of these costs.  In addition, $3.4 million related to development fees receivable.

On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development (“ESD”), a subsidiary consolidated at that time, to its Class A members. ESD owned 13 early-stage development properties, two parcels of undeveloped land and a note receivable. The net book value of the distributed properties and related liabilities was approximately $15.0 million. The Predecessor retained a receivable of $6.2 million from ESD and recorded a net distribution of $9.0 million. In September 2004, ESD repaid the amounts due to the Company using funds obtained through new loans on unencumbered properties. The Predecessor was required to continue to consolidate certain of the properties due to financial guarantees. Concurrent with the initial public offering, the Company was released from all guarantees, and the properties were deconsolidated as of August 16, 2004. ESD paid the Company $67 and $17 for the three months ending September 30, 2005 and 2004, respectively, and $176 and $24 for the nine months ending September 30, 2005 and 2004, respectively, relating to management fees.

The Company has determined that it holds a variable interest in properties in which ESD owns or has an ownership interest. The Company does not have an equity investment or interest, and is not the primary beneficiary. This variable interest is a result of management and development contracts that are held by the Company. The variable interest is limited to the management and development fees and no additional loss can be attributed to the Company. The Company has determined that it is not the primary beneficiary in these agreements. Accordingly, such properties have not been consolidated subsequent to August 16, 2004.

On January 1, 2004, the Predecessor distributed the $4.5 million (including accrued interest of $438) note receivable from Centershift to the Class A unit holders. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $383 and $159 for the three months ending September 30, 2005 and 2004, respectively, and $575 and $322 for the nine months ending September 30, 2005 and 2004, respectively, relating to the purchase of software and to license agreements.

15.       MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company is also a limited partner of the Operating Partnership, and controls the operations of the Operating Partnership, holding a 90.91% majority ownership interest therein as of September 30, 2005. The remaining ownership interests in the Operating Partnership of 9.09% are held by certain former owners of assets acquired by the Operating Partnership. The Company and Operating Partnership were formed to continue to operate and expand the business of the Predecessor.

The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units. Limited partners who received OP units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of common stock at the time of the redemption. Alternatively, the Company may elect to acquire those OP units in exchange for shares of common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement.

On July 14, 2005 the Company issued 1,470,149 OP units valued at $21.6 million in conjunction with the Transaction.  On September 9, 2005, 350,000 OP units were redeemed in exchange for common stock. As of September 30, 2005, the Operating Partnership had 3,791,200 OP units outstanding and 200,046 shares of CCUs were issued and outstanding.

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

16.       STOCKHOLDERS’ EQUITY

On June 20, 2005 the Company completed a private placement of 6.2 million shares of its common stock at an offering price of $13.47 per share, for aggregate gross proceeds of $83.5 million. Transaction costs were $2.2 million, resulting in net proceeds of $81.3 million. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. Pursuant to the terms of the registration rights agreement, the Company filed a registration statement covering the shares on September 22, 2005. The Company will use commercially reasonable efforts to cause the registration statement to be declared effective as soon as possible thereafter, but in any event within 90 days thereafter. If the registration statement is not declared effective within this time period, the Company has agreed to pay liquidated damages as described in the Registration Rights Agreement.

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2005, 37,914,898 shares of common stock were issued and outstanding, 3,888,843 shares of CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

During the quarter ended September 30, 2005, the Company granted 190,000 shares of restricted stock, without consideration.  At the date of the grant, the recipient had all rights of a stockholder including the right to vote and receive dividends subject to restrictions on transfers and forfeiture provisions.  The forfeiture and transfer restriction on the shares typically lapse over a three to four year period beginning on the date of grant.  The Company recorded deferred compensation in stockholders’ equity equal to the market value of the restricted shares on the date of grant and amortizes deferred compensation to expense over the vesting period.  For the three and nine months ending September 30, 2005, $416 of amortization expense of this deferred compensation is included in general and administrative expense.

17.       SEGMENT INFORMATION

The Company and the Predecessor operate in two distinct segments, (i) Property Management and (ii) Development and Rental Operations. Financial information for the Company’s and Predecessor’s business segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Statement of Operations
Total revenues
Property management and development	$6,890	$632	$8,384	$2,476
Rental operations	36,245	17,536	82,286	40,547
	$43,135	$18,168	$90,670	$43,023

Operating expenses, including depreciation and amortization
Property management and development	$10,241	$3,038	$16,934	$9,992
Rental operations	22,773	11,770	52,514	27,797
	$33,014	$14,808	$69,448	$37,789

Gain on sale of real estate assets
Property management and development	$—	$1,920	$—	$1,749

Equity in earnings of real estate ventures
Rental operations	$1,355	$404	$1,960	$1,097

Income (loss) before interest expense and minority interest
Property management and development	$(3,351)	$(486)	$(8,550)	$(5,767)
Rental operations	14,827	6,170	31,732	13,847
	$11,476	$5,684	$23,182	$8,080

Depreciation and amortization expense
Property management and development	$128	$133	$249	$161
Rental operations	9,407	4,924	21,229	10,662
	$9,535	$5,057	$21,478	$10,823

Interest expense
Property management and development	$451	$188	$590	$324
Rental operations	14,137	10,504	27,730	25,141
	$14,588	$10,692	$28,320	$25,465

Statement of Cash Flows
Acquisition of real estate assets
Property management and development			$(475,949)	$(218,194)

Development and construction of real estate assets
Property management and development			$(3,737)	$(22,046)

	September 30,	December 31,
	2005	2004
Balance Sheet
Investment in real estate ventures
Rental operations	$96,665	$6,182

Total Assets
Property management and development	200,494	32,608
Property operations	1,229,061	715,876
	$1,429,555	$748,484

18.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed three construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, Chicago, Illinois and Peoria, Arizona.  These properties are owned by joint ventures in which the Company has a 10% equity interest.  These guarantees were entered into in November 2004, July 2005, and August 2005, respectively.  At September 30, 2005, the total amount of guaranteed mortgage debt relating to these joint ventures was $6.6 million.  These mortgage loans mature December 1, 2007, July 28, 2008, and August 31, 2008, respectively.  If the joint ventures default on the loans, the Company may be forced to repay the loans.  Repossessing and/or selling the self-storage facilities and the land that collateralize the loans could provide funds sufficient to reimburse the Company.  The estimated fair market value of the encumbered assets at September 30, 2005 is $14.4 million.  The Company has recorded no liability in relation to this guarantee as of September 30, 2004 or December 31, 2004.  The fair value of the guarantee is not material.  To date the joint ventures have not defaulted on its mortgage debt.  The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of September 30, 2005, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against it, or its properties.

19.       SUBSEQUENT EVENT

Subsequent to September 30, 2005, hurricane Wilma affected 17 of the Company’s wholly-owned facilities and 21 facilities that were owned in joint ventures.  The impact of hurricane Wilma is currently being assessed by the Company.  The Company’s preliminary estimate is that the cost of repairs will be $800 after expected insurance reimbursements.  The total damage sustained by properties managed by the Company is approximately $2.3 million.  All of the affected self-storage facilities are open and operating.

20.       ACCOUNTING AND DISCLOSURE CHANGES

In December 2004, the FASB issued SFAS No. 123R, “Share—Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS No. 123R eliminates the use of ABP Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006, for calendar year companies.

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

Extra Space Storage Inc.

Amounts in thousands, except property, shares and per share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2004. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward Looking Information.”

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of our financial condition and results of operations are based on our unaudited Condensed Consolidated Financial Statements, which have prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The Company’s notes to the Audited Consolidated Financial Statements describes the significant accounting policies essential to our unaudited Condensed Consolidated Financial Statements.  Preparation of our financial statements requires estimates, judgments and assumptions.  The Company believes that the estimates, judgments and assumptions which it has used are appropriate and correct based on information available at the time that they were made.  These estimates, judgments and assumptions can affect the Company’s reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the period presented.  If there are material differences between these estimates, judgments and assumptions and actual facts, the Company’s financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application.  There are areas in which the Company’s judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which the Company’s judgment in selecting among available alternatives would produce a materially different result.  See the Notes to the unaudited Consolidated Financial Statements that contain additional information regarding the Company’s accounting policies and other disclosures.

OVERVIEW

The Company is a fully integrated, self-administered and self-managed real estate investment trust formed to continue the business commenced in 1977 by its predecessor companies to own, operate, acquire, develop and redevelop professionally managed self-storage properties. The Company derives a substantial portion of its revenues from rents received from tenants under existing leases on each of its self-storage properties. Additional revenue is derived from management and franchise fees from the Company’s joint venture and franchise properties.  The Company operates in competitive markets where consumers have multiple self-storage properties from which to choose. Competition has and will continue to impact the Company’s results. The Company experiences minor seasonal fluctuations in occupancy levels, with occupancy levels higher in the summer months due to increased rental activity.

The Company’s operating results, therefore, depend materially on its ability to lease available self-storage space and on the ability of its tenants to make required rental payments. The Company believes it is able to respond quickly and effectively to changes in local, regional and national economic conditions by centrally adjusting rental rates through its internal revenue management team by utilizing STORE, the operating management software employed at all of the Company’s owned and managed properties.

The Company continues to evaluate a range of new growth initiatives and opportunities in order to enable it to maximize stockholder value. These include:

•                  Maximize the performance of properties through strategic, efficient and timely management. The Company plans to pursue revenue generating and expense minimizing opportunities on all fronts.  The Company’s revenue management team will seek to maximize revenue by responding to changing market conditions through STORE’s unique ability to provide real-time, interactive rental rate and discount management.  The Company’s newly acquired scale will allow for greater ability to implement and justify national, regional and local marketing programs which will drive more business to its stores.  To control expenses, operational efficiencies will be gained through increased operational scale, technology improvements and the rationalization of corporate expenses.

•                  Focus on the acquisition of self-storage properties from franchisees and third parties. The Company has benefited greatly from the acquisition of existing properties. The acquisitions team will continue to aggressively pursue the acquisition of single properties and portfolios that it believes can provide short and long-term stockholder value. The Company’s acquisition of Storage USA has further bolstered its reputation as a reliable, ethical buyer which enhances its ability to negotiate and close non-brokered, private deals. In addition, the Company’s status as an UPREIT enables flexibility when structuring deals.

•                  Develop new self-storage properties through joint venture relationships. The Company has several joint venture relationships and will continue to utilize these relationships to develop new self-storage properties in the Company’s core markets.  Our 2006 development pipeline includes 12 of these projects.   The construction of many of these properties has already begun.

•                  Expand the Company’s newly acquired franchise and management business.  The Company sees the franchise and management business as a future development and acquisition pipeline.

STORAGE USA ACQUISITION

On July 14, 2005, the Company completed, along with joint venture partner Prudential Real Estate Investors (“PREI”), the acquisition of Storage USA (“SUSA”) from General Electric Corporation (“GE”).  In connection with the SUSA transaction, the Company acquired SUSA Partnership, L.P.’s equity interest in 78 joint venture properties and assumed the management of

60 franchises and managed properties.  In addition, 259 of the self-storage properties acquired in the SUSA transaction were contributed to five separate limited liability companies that are owned by five subsidiaries of the Company (each, a “Company Sub”) and PREI.  As part of this contribution, the Company Subs and PREI entered into limited liability company agreements which govern the rights and responsibilities of each such limited liability company.  Following this transaction, the Company now has a joint venture interest in 355 self-storage properties.

PROPERTIES

As of September 30, 2005, the Company owned and operated 546 properties located in 34 states, including Washington D.C. Of these properties, 191 are wholly owned and 355 are held in joint ventures with third parties. The properties owned and operated before the SUSA acquisition operate under the service-marked Extra Space Storage brand name. The Company is currently implementing a re-branding program which will convert all of the SUSA stores to the Extra Space Storage brand.  As of September 30, 2005 the Company owned or had ownership interest in approximately 37 million square feet of space configured in approximately 360,000 separate storage units. Over 65% of the properties are clustered around the larger population centers of Baltimore/Washington, D.C., Boston, Chicago, Dallas, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco.  These markets contain above-average population and income demographics and high barriers to entry for new self-storage properties. The clustering of assets around these population centers enables the Company to reduce its operating costs through economies of scale. The SUSA acquisition has given the Company increased scale in many core markets as well as a foothold in many markets where the Company had no previous presence.

The Company considers a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A property is considered to be stabilized once it has achieved an 85% occupancy rate, or has been open for four years.  These same rules have been applied to the recently acquired SUSA properties.

The following table sets forth additional information regarding the occupancy of the stabilized properties on a state-by-state basis as of September 30, 2005 and 2004.  The information as of September 30, 2004 is on a pro forma basis as though all the properties owned at September 30, 2005 were under the Company’s control as of September 30, 2004.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of units at September 30, 2005 (1)	Number of units at September 30, 2004	Net rentable square feet at September 30, 2005 (2)	Net rentable square feet at September 30, 2004	Square foot occupancy % September 30, 2005	Square foot occupancy % September 30, 2004
Wholly-Owned Properties
Arizona	2	1,329	1,316	137,695	137,825	97.2%	88.7%
California	28	18,743	18,777	2,000,600	2,002,598	87.6%	87.8%
Colorado	5	2,406	2,407	301,331	300,395	85.2%	81.8%
Florida	23	15,362	15,302	1,619,014	1,597,550	92.4%	92.9%
Georgia	6	3,467	3,470	433,690	433,124	88.0%	84.9%
Illinois	3	2,134	2,150	195,532	186,039	81.5%	75.7%
Kentucky	1	449	460	61,040	61,090	87.4%	77.7%
Louisiana	2	1,411	1,411	147,900	147,900	87.7%	88.0%
Maryland	5	4,538	4,545	485,829	485,724	80.5%	77.0%
Massachusetts	22	11,570	11,588	1,243,154	1,246,743	84.2%	81.0%
Michigan	2	1,038	1,053	104,216	104,416	74.8%	74.1%
Missouri	3	1,339	1,333	159,647	159,672	79.1%	88.8%
Nevada	1	462	463	56,500	57,100	94.0%	92.0%
New Hampshire	2	1,015	1,015	117,268	117,278	82.6%	79.4%
New Jersey	16	12,823	12,866	1,267,398	1,272,002	85.7%	89.9%
New York	4	4,446	4,444	256,129	256,539	80.3%	86.4%
Ohio	4	2,078	2,081	272,840	255,780	74.7%	83.8%
Oregon	1	762	780	67,530	67,530	86.5%	91.6%
Pennsylvania	8	6,053	5,909	617,372	597,389	80.0%	83.9%
Rhode Island	1	720	716	75,836	75,611	89.2%	86.0%
South Carolina	4	2,088	2,088	246,969	246,969	91.5%	91.7%
Tennessee	4	2,697	2,680	314,574	314,874	88.2%	83.3%
Texas	11	6,446	6,443	723,209	721,083	86.0%	82.3%
Utah	3	1,522	1,515	209,320	208,775	90.4%	88.8%
Virginia	2	1,220	1,234	126,094	126,029	86.0%	85.0%
Washington	1	762	762	67,175	67,175	97.6%	90.3%
Total Wholly-Owned Properties	164	106,880	106,808	11,307,862	11,247,210	86.3%	86.1%

Properties Held in Joint Ventures
Alabama	4	2,316	2,317	276,070	276,480	83.5%	86.2%
Arizona	12	7,408	7,398	726,304	725,654	93.6%	86.1%
California	71	51,085	50,983	5,031,593	5,030,447	88.6%	85.4%
Colorado	3	1,900	1,903	213,802	213,697	85.2%	78.9%
Connecticut	9	6,526	6,548	729,224	729,729	73.4%	74.7%
District of Columbia	1	1,536	1,534	105,592	105,592	81.7%	85.6%
Delaware	1	589	591	71,495	71,495	86.6%	86.8%
Florida	23	19,732	19,859	1,800,747	1,804,360	86.1%	82.8%
Georgia	3	1,915	1,921	227,748	227,748	80.7%	77.7%
Illinois	5	3,323	3,397	350,602	334,552	71.3%	69.4%
Indiana	9	3,730	3,749	453,729	448,769	87.2%	84.7%
Kansas	4	1,711	1,703	203,675	203,780	77.1%	73.9%
Kentucky	4	2,247	2,236	260,227	250,841	81.5%	82.6%
Massachusetts	17	9,294	9,332	1,017,792	1,017,659	79.7%	76.0%
Maryland	14	10,943	10,936	1,057,316	1,058,631	83.1%	82.5%
Michigan	10	5,953	6,008	725,947	726,588	77.2%	81.7%
Missouri	5	2,749	2,759	315,925	317,450	81.3%	83.0%
New Hampshire	3	1,331	1,331	137,949	137,929	88.3%	91.7%
New Jersey	17	12,345	12,364	1,228,420	1,229,520	85.0%	87.5%
New Mexico	9	4,480	4,480	484,737	485,012	88.9%	86.9%
New York	16	18,136	18,160	1,278,358	1,277,690	80.6%	78.2%
Nevada	7	4,627	4,626	491,259	491,843	90.5%	95.5%
Ohio	12	5,577	5,583	794,951	792,385	77.7%	79.9%
Oregon	2	1,276	1,266	134,960	134,985	96.0%	88.6%
Pennsylvania	8	5,114	5,142	548,645	549,315	82.6%	87.5%
Rhode Island	1	611	612	70,325	70,350	62.9%	78.1%
Tennessee	24	12,616	12,581	1,530,014	1,532,393	83.3%	80.8%
Texas	26	17,700	17,547	1,883,501	1,887,257	79.7%	78.3%
Utah	1	519	511	59,400	59,650	85.6%	84.6%
Virginia	15	10,362	10,375	1,082,961	1,080,981	83.5%	83.5%
Washington	1	551	549	62,730	62,730	92.1%	92.4%
Total Properties Held in Joint Ventures	337	228,202	228,301	23,355,998	23,335,512	86.7%	84.7%

Total Stabilized Properties	501	335,082	335,109	34,663,860	34,582,722	86.5%	85.5%

(1)       Represents unit count as of September 30, 2005 which may differ from September 30, 2004 unit count due to unit conversions or expansions.

(2)       Represents net rentable square feet as of September 30, 2005 which may differ from September 30, 2004 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of the Company’s lease-up properties on a state-by-state basis as of September 30, 2005 and 2004.  The information as of September 30, 2004 is on a pro forma basis as though all the properties owned at September 30, 2005 were under the Company’s control as of September 30, 2004.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of units at September 30, 2005 (1)	Number of units at September 30, 2004	Net rentable square feet at September 30, 2005 (2)	Net rentable square feet at September 30, 2004	Square foot occupancy % September 30, 2005	Square foot occupancy % September 30, 2004
Wholly-Owned Properties
California	3	1,709	1,708	193,177	193,077	75.9%	68.9%
Connecticut	2	1,364	1,373	123,465	123,765	64.8%	58.6%
Florida	1	388	388	37,985	38,005	87.1%	41.6%
Georgia	1	560	555	67,110	67,110	91.3%	88.1%
Illinois	2	1,140	1,133	144,890	144,515	72.7%	62.7%
Kentucky	1	572	573	67,050	66,950	92.4%	88.7%
Massachusetts	6	3,778	3,756	381,155	386,980	70.5%	52.6%
Nevada	1	796	796	74,425	74,425	82.3%	82.3%
New Jersey	6	5,181	5,209	437,178	442,246	82.2%	75.0%
New York	3	2,522	2,524	201,163	198,230	79.9%	77.2%
Virginia	1	726	729	75,550	75,525	68.1%	53.8%

Total Wholly-Owned Properties	27	18,736	18,744	1,803,148	1,810,828	77.1%	67.4%

Properties Held in Joint Ventures
California	3	2,450	2,445	255,140	254,765	75.3%	70.4%
Florida	1	650	711	67,715	68,775	92.7%	89.3%
Illinois	1	686	675	74,050	71,275	59.6%	61.1%
New Jersey	4	3,327	3,329	325,705	325,105	82.9%	77.6%
New York	5	5,130	5,132	401,334	407,285	78.2%	73.9%
Pennsylvania	3	2,470	2,462	229,207	228,947	69.4%	49.9%
Virginia	1	878	878	85,025	85,025	44.6%	0.0%
Total Properties Held in Joint Ventures	18	15,591	15,632	1,438,176	1,441,177	75.1%	66.0%

Total Lease-up Properties	45	34,327	34,376	3,241,324	3,252,005	76.2%	66.8%

(1)       Represents unit count as of September 30, 2005 which may differ from September 30, 2004 unit count due to unit conversions or expansions.

(2)       Represents net rentable square feet as of September 30, 2005 which may differ from September 30, 2004 net rentable square feet due to unit conversions or expansions.

The Company’s property portfolio is a made up of different types of construction and building configurations depending on the site and the municipality where it is located.  Most often sites are what we consider “hybrid” facilities, or a mix of both drive-up buildings and multi-floor buildings.  The Company has several multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

The Company’s properties are generally situated in convenient, highly visible locations clustered around large population bases; however, due to certain factors, the Company has a handful of locations outside the top Metropolitan Statistical Areas (“MSA’s”) that were developed or acquired based on the market, familiarity with the properties, or as part of a larger portfolio.

In addition to the 191 wholly-owned properties and the 355 properties in which the Company has an ownership interest, the Company also manages 74 properties for third parties and franchisees as of September 30, 2005 bringing total properties to 620.  The Company receives a management fee equal to approximately 6% of gross revenues to manage these sites.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2005 and 2004

Overview

Results for the three and nine months ended September 30, 2005 included the operations of 546 properties, (191 of which were consolidated and 355 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2004, which included the operations of 142 properties (124 of which were consolidated and 18 of which were in joint ventures accounted for using the equity method). Results for the three and nine months ended September 30, 2004 include the results of six properties in which the Company did not own any interest and one where the Company sold its joint venture interest in 2004. The properties were consolidated as a result of guarantees and/or puts for which the Company was liable. Five of the six properties were deconsolidated on August 16, 2004 upon the release of all guarantees and puts, and the other property was deconsolidated on December 31, 2004. Results for both periods also included equity in earnings of real estate ventures, third-party management fees, acquisition fees and development fees.

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues:
Property rental	$36,245	$17,536	$82,286	$40,547
Management and franchise fees	4,563	353	5,331	1,329
Tenant insurance income	863	—	863	—
Acquisition and development fees	367	250	896	649
Interest income	789	20	865	327
Other income	308	9	429	171
Total revenues	$43,135	$18,168	$90,670	$43,023

Three months ended September 30, 2005 compared to September 30, 2004

Revenues for the three months ended September 30, 2005 increased $24,967 or 137%, primarily due to an increase in property rental revenues of $18,709, or 107%, which include merchandise sales, insurance administrative fees and late fees. The increase in property rental revenues for the three months ended September 30, 2005 consists of $747 from the buyout of the certain joint venture interests (previously accounted for using the equity method of accounting), $11,386 from the properties acquired from SUSA, $5,834 from other acquisitions and $651 from increases in occupancy at lease-up properties.

Increase in interest income relates primarily to interest received on notes receivable from franchisees that were part of the acquisition of SUSA.  The Company anticipates that the majority of these notes will be repaid prior to the end of 2005.

Nine months ended September 30, 2005 compared to September 30, 2004

Revenues for the nine months ended September 30, 2005 increased $47,647 or 111%, primarily due to a $41,739, or 103% increase in property rental revenues. The increase in property rental revenues for the nine months ended September 30, 2005 consists of $6,792 from the buyout of the certain joint venture interests (previously accounted for using the equity method of accounting), $11,386 from the properties acquired from SUSA, $21,030 from other acquisitions and $2,210 from increases in occupancy at lease-up properties.

Management fees

Management fees typically represent 6.0% of revenues from properties owned by third parties and unconsolidated joint ventures. The increase in management fees for the three and nine months ended September 30, 2005 was due to the Company managing additional properties as a result of the SUSA transaction.  These properties include joint venture properties in which the company holds a minority equity interest, franchise properties and third party managed properties.  These increases were partially offset by the decrease in management fees from the Company purchasing its joint venture partner’s interest in Extra Space East One LLC and nine properties from Extra Space West One, LLC subsequent to September 30, 2004.

Expenses

The following table sets forth information on expenses for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Expenses:
Property operations	$13,366	$6,846	$31,285	$17,136
Tenant insurance expense	513	—	513	—
Unrecovered development/acquisition costs and support payments	9	—	284	683
General and administrative	9,591	2,905	15,868	9,148
Depreciation and amortization	9,535	5,057	21,478	10,823
Other	—	—	20	—
Total expenses	$33,014	$14,808	$69,448	$37,790

Property Operations Expense

Three months ended September 30, 2005 compared to September 30, 2004

Property operations expense for the three months ended September 30, 2005 increased primarily due to increases of $4,038 from the properties acquired from SUSA, $2,195 from other acquisitions and $543 from increases in stabilized and lease-up properties.

Nine months ended September 30, 2005 compared to September 30, 2004

Property operations expense for the nine months ended September 30, 2005 increased due to $1,818 related to the buyout of certain joint venture interests (previously accounted for using the equity method of accounting), $4,038 from the properties acquired from SUSA, $7,387 from other acquisitions and $1,446 from increases in stabilized and lease-up properties.

During the three and nine months ended September 30, 2005, the Company continued to increase the occupancy at its other lease-up properties. Existing lease-up property expenses increased due to increases in utilities, office expenses, repairs and maintenance and property taxes (due to reassessment).

General and Administrative

For the three and nine months ended September 30, 2005 general and administrative expense increased $6,686 and $6,720, or 230% and 73%, respectively related to increased costs associated with the management of the additional properties that have been added via acquisitions.  The Company incurred approximately $1,250 of additional general and administrative expenses in the third quarter of 2005 relating to the integration of the SUSA properties and administrative systems and $416 of amortization of deferred compensation relating to stock grants.

Depreciation and Amortization

For the three and nine months ended September 30, 2005 depreciation and amortization increased $4,478 and $10,655, or 89% and 98%, respectively related to more development and acquisition properties operating during 2005 than were open at September 30, 2004.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Interest expense	$14,588	$10,692	$28,320	$25,465
Minority interest - Fidelity preferred return	—	916	—	3,136
Minority interest - Operating Partnership	(253)	(213)	(419)	(213)
Loss allocated to other minority interests	—	(634)	—	(2,164)
Equity in earnings of real estate ventures	(1,355)	(404)	(1,960)	(1,097)
Other	$12,980	$10,357	$25,941	$25,127

Interest Expense

Interest expense for the three and nine months ended September 30, 2005 increased $3,896 and $2,855, or 36% and 11%, respectively. The increase was primarily due to interest paid on the trust preferred debt and additional debt relating to the acquisition of properties.  In addition, the Company incurred interest expense relating to a bridge loan used to complete the SUSA transaction.  The Company also amortized non-recurring fees relating to the bridge loan of $865 which are included in interest expense.

Minority Interest-Fidelity Preferred Return

Minority interest-Fidelity preferred return for the three and nine months ended September 30, 2005 decreased $916 and $3,136, respectively or 100% due to the redemption of the Fidelity minority interest on September 9, 2004.

Minority Interest Operating Partnership

Loss allocated to the Operating Partnership represents 8-9% of the net loss for the three and nine months ended September 30, 2005.

Loss Allocated to Other Minority Interests

Loss allocated to other minority interests for the three and six months ended September 30, 2005 decreased $634 and $2,164, respectively or 100% primarily due to the Company buying out, or to the deconsolidation of, all minority partnership interest during 2004.

Equity in earnings of real estate ventures

Equity in earnings of real estate ventures for the three and nine months ended September 30, 2005 increased $951 and $863, or 235% and 79%, respectively.  The increase was due primarily to the Company’s purchase of equity interests in joint ventures which own 337 properties as a result of the SUSA transaction.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net Loss	$(2,859)	$(4,719)

Plus:
Real estate depreciation	6,286	13,952
Amortization of intangibles	3,199	7,235
Joint venture real estate depreciation	890	1,088
Less:
Loss allocated to operating partnership minority interest	(253)	(419)

Funds from operations	$7,263	$17,137

Funds from operations per share	$0.18	$0.47

Weighted average number of shares
Common stock (excluding restricted shares)	37,465,700	33,544,089
OP units	3,905,225	3,121,775
Total	41,370,925	36,665,864

SAME-STORE STABILIZED PROPERTY RESULTS

The Company considers same-store stabilized portfolio to consist of only those properties owned by the Company at the beginning and at the end of the applicable periods presented and that had achieved stabilization as of the first day of such period, or where available for lease for four years as of the beginning of the first period presented. The following table sets forth operating data for the same-store portfolio for the Company and the Predecessor’s same-store portfolio. The Company considers the following same-store presentation to be meaningful in regards to the 38 properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments. As the Company continues forward as a public company, it will have a greater population of same-store properties to which to make a comparison. Consequently, the results shown below should not be used as a basis for the Company’s performance as a whole of for future same-store performance.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2005	2004	Change	2005	2004	Change
Same-store rental revenues	$7,177	$6,882	4.3%	$20,816	$20,117	3.5%
Same-store operating expenses	2,420	2,249	7.6%	7,164	6,663	7.5%

Non same-store rental revenues	29,068	10,654	172.8%	61,470	20,430	200.9%
Non same-store operating expenses	10,946	4,597	138.1%	24,121	10,473	130.3%

Total rental revenues	36,245	17,536	106.7%	82,286	40,547	102.9%
Total operating expenses	13,366	6,846	95.2%	31,285	17,136	82.6%

Properties included in same-store	38	38		38	38

Same-Store Operating Revenues

Total revenues for the three and nine months ended September 30, 2005 for the Company’s same-store stabilized property portfolio increased $295 and $699 or 4.3% and 3.5% primarily due to increased rental rates and the Company’s ability to maintain occupancy while controlling discounts.

Same-Store Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2005 for the Company’s same-store stabilized property portfolio increased $171 and $501, or 7.6% and 7.5%. The three month increase was due to increased advertising expenses.  Year to date expense increases are primarily due to an increase in snow removal and property taxes.  The increase in snow removal was a direct result of record snowfall in New England in January and February of 2005.  Property taxes primarily increased in Florida and Massachusetts.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

Upon the achievement of certain levels of net operating income with respect to 14 of the Company’s pre-stabilized properties, the Company’s CCSs and the Company’s operating partnership’s CCUs will convert into additional shares of common stock and operating partnership units, respectively, beginning, with the quarter ending March 31, 2006. The average occupancy of these 14 properties as of September 30, 2005 was 71.5% as compared to 58.7% at September 30, 2004. The table below outlines the performance of the properties for the quarter ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2005	2004	Change	2005	2004	Change
CCS/CCU rental revenues	$2,225	$1,660	34.0%	$6,050	$4,239	42.7%
CCS/CCU operating expenses	1,489	1,216	22.5%	4,109	3,472	18.3%

Non CCS/CCU rental revenues	34,020	15,877	114.3%	76,236	36,308	110.0%
Non CCS/CCU operating expenses	11,877	5,630	111.0%	27,176	13,664	98.9%

Total rental revenues	36,245	17,537	106.7%	82,286	40,547	102.9%
Total operating expenses	13,366	6,846	95.2%	31,285	17,136	82.6%

Properties included in CCS/CCU	14	14		14	14

CASH FLOWS

Cash used in operating activities was $12,663 compared to $15,200 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in cash used was primarily due to increased operating revenues as a result of property acquisitions in 2004 and the nine months of 2005, and lower cash funding requirements relating to the Company’s lease-up properties. In addition, the Company did not pay any preferred return to Fidelity in 2005, as this minority interest was redeemed September 9, 2004.

Cash used in investing activities was $618,076 and $236,112 for the nine months ended September 30, 2005 and 2004, respectively. The increase in 2005 is primarily the result of greater acquisitions and development and construction of real estate assets in the first nine months of 2005 than in 2004.

Cash provided by financing activities was $613,503 and $271,572 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 financing activities consisted primarily of additional net borrowings (including loan fees) of $557,739 offset by $22,808 paid in dividends. In addition, the Company issued 6.2 million shares of its common stock for net proceeds of $81.3 million. The 2004 financing activities consisted primarily of the issuance of common shares of $264,475.

OPERATIONAL SUMMARY

For the nine months ended September 30, 2005, the Company continued its same-store, year-on-year revenue growth that began in 2004 with a revenue increase of 4.3%. Move-in and move-out activity on the same-store portfolio was very similar to the same period in 2004. California and Florida remain our strongest regions, while New Jersey and Pennsylvania have continued to perform below the portfolio average. The metro-Boston area, the Company’s largest market, continues to rebound, both in terms of occupancy and revenue.

Same-store expenses for the quarter ended September 30, 2005 increased 7.6%, primarily due to an increase in advertising, repairs and maintenance and property taxes.  Though many of the marketing programs generating the expense were organized in the quarter ended June 30, 2005, much of the associated expense was incurred in the most recent quarter when the programs occurred.

OUTLOOK

The Company believes that the acquisition of Storage USA will enable it to take advantage of its increased scale and property level revenue-generating opportunities.  The transition of the Storage USA business processes, technology, accounting and human resources are substantially complete.  However, further work remains and will continue for the next several quarters.

The continued increases in same-store revenue is encouraging, though there can be no assurance that this trend will continue.  The Company is continually seeking to drive revenue growth by actively managing both pricing and promotional strategies utilizing the yield management features of STORE.  Through the acquisition of Storage USA, the Company has gained Storage USA’s in-house yield management staff, which the Company believes can further enhance revenue gains.  Several in-house initiatives and marketing promotions continue to be implemented which also support the drive for increased revenue.  The Company continues to believe that its use of real-time pricing and promotions will continue to provide the Company with the opportunity to grow revenues.

The Company anticipates continued competition from all operators, both public and private, in all of the markets in which the Company operates. The Company expects some of the larger competitors in the industry to continue aggressive, large-scale media campaigns that may inhibit our ability to control discounts, especially at our properties in the lease-up phase.  Despite this, the Company expects a continued positive operating climate for self-storage operators, particularly for those with well-located, highly visible, and efficiently managed self-storage properties.

REVENUE OUTLOOK

The Company believes that its pricing and discount strategies have positioned it well to maintain revenue growth for the remainder of 2005 and into 2006.  However, there can be no guarantee that the current levels of revenue growth will continue.  The Company aims to achieve not the highest level of occupancy, but the highest sustainable level of revenue to increase stockholder value. This may mean lower occupancy levels when compared on a year-on-year basis. The Company will also continue to selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through the Company’s software solution.

The performance of the Storage USA properties has, on average, been above historic Extra Space Storage properties.  This difference is partly due to the impact of the Storage USA’s revenue management team, which is now part of the Company.  The Company believes that the disciplined, systematic and proactive approaches used by the revenue management team will have a positive effect on the Company’s legacy facilities.

As the Company continues to grow, media opportunities that only a few companies currently possess in the industry will become available to the Company. Currently, marketing programs have been targeted on a local level. The Company seeks to both continue to stretch its marketing dollar further and investigate other marketing channels to better communicate its services to prospective customers and increase in-store traffic and sales.

EXPENSE OUTLOOK

Increased advertising, repairs and maintenance and property taxes were the primary cause of the Company’s increase in expenses in the three months ended September 30, 2005 compared to prior year.  Though advertising increased significantly in the quarter, it is essentially flat for the year.  Property taxes were up due to the reassessment of several properties that the Company has acquired in recent years.  The Company hopes to be able to decrease certain controllable expenses through the remainder of 2005 in an attempt to bring overall repairs and maintenance expenses in line with budget for the current year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had approximately $7,093 available in cash and cash equivalents. The Company will be required to distribute at least 90% of its net taxable income, excluding net capital gains, to its stockholders on an annual basis to maintain its qualification as a REIT. It is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit (“Credit Facility”), which includes a $10.0 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of

September 30, 2005, the Credit Facility has approximately $74.7 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance of the Credit Facility at September 30, 2005 was $42.0 million and is due September 2007.

As of September 30, 2005, the Company had approximately $1.1 billion of debt, resulting in a debt to total capitalization ratio of approximately 62.2%. As of September 30, 2005, the ratio of total fixed rate debt and other instruments to total debt is approximately 78.3%. The weighted average interest rate of the total of fixed and variable rate debt at September 30, 2005 is approximately 5.4%.

The Company expects to fund its short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on its outstanding indebtedness out of its operating cash flow, cash on hand and borrowings under the Credit Facility.

Long-Term Liquidity Needs

The Company’s long-term liquidity needs consist primarily of distributions to stockholders, new facility development, property acquisitions, principal payments under the Company’s borrowings and non-recurring capital expenditures. The Company does not expect that its operating cash flow will be sufficient to fund its long-term liquidity needs and instead expects to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. The Company may also use OP Units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of September 30, 2005:

	Payments due by Period at September 30, 2005
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$42,067	$1,914	$7,457	$6,425	$26,271
Mortgage debt and line of credit
Interest	275,365	13,380	98,612	82,586	80,787
Principal	1,053,804	86,632	104,859	321,427	540,886
Total contractual obligations	$1,371,236	$101,926	$210,928	$410,438	$647,944

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

The table below sets forth, at September 30, 2005, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, fair value of interest rate swap and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
Fiscal Year of Expected Maturity
2005	$1,638	6.25%	$84,994	7.54%
2006	—	—	19,982	5.85%
2007	4,093	6.88%	80,784	1.05%
2008	—	—	292	—
2009	284,136	4.70%	37,000	12.76%
Thereafter	540,885	5.54%	—

Total	$830,752	5.26%	$223,052	5.85%

Fair value at September 30, 2005	$834,353		$223,052

Based upon the amount of variable rate debt outstanding at September 30, 2005, holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest cost by approximately $2.8 million annually.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officerpursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC. Registrant

Date: November 14, 2005	/s/ Kenneth M. Woolley
Kenneth M. Woolley Chairman and Chief Executive Officer

Date: November 14, 2005	/s/ Kent W. Christensen
Kent W. Christensen Senior Vice President and Chief Financial Officer