Form 10-K
period 2005-12-31
Extra Space Storage Inc.
filed 2006-03-13
CIK 1289490

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-32269

EXTRA SPACE STORAGE INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1076777 (I.R.S. Employer Identification No.)

2795 East Cottonwood Parkway
Salt Lake City, Utah 84121
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (801) 562-5556

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 2006 was $704,845,245 based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

        The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of February 28, 2006 was 51,766,584.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual stockholders' meeting to be held in 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXTRA SPACE STORAGE INC.
Table of Contents

Explanatory Note

        The financial statements covered in this report for the period from January 1, 2004 to August 16, 2004 contain the results of operations and financial condition of Extra Space Storage LLC and its subsidiaries, the predecessor to Extra Space Storage Inc. and its subsidiaries, prior to the consummation of Extra Space Storage Inc.'s initial public offering on August 17, 2004, and various formation transactions. In addition, the financial statements covered in this report contain the results of operations and financial condition of Extra Space Storage Inc. for the period from August 17, 2004 to December 31, 2005. Amounts are in thousands (except per share data and unless otherwise stated).

Statements Regarding Forward-Looking Information

        This annual report on Form 10-K contains or may contain forward-looking statements within the meaning of Section 27-A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used within this document, the words "may," "will," "believes," "anticipates," "continues," "should," "likely," "estimates," "expects," and similar expressions are intended to identify "forward-looking statements" Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of our company to be materially different from those expressed or implied in the forward-looking statements. Such factors include, but are not limited to:

•
changes in general economic conditions and in the markets in which we operate;

•
the effect of competition from new self-storage facilities or other storage alternatives, which would cause rents and occupancy rates to decline;

•
our ability to effectively compete in the industry in which we do business;

•
difficulties in our ability to evaluate, finance and integrate acquired and developed properties into our existing operations and to fill up those properties, which could adversely affect our profitability;

•
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce the our cash available for distribution;

•
difficulties in raising capital at reasonable rates, which could impede our ability to grow; and

•
delays in the development and construction process, which could adversely affect our profitability; and economic uncertainty due to the impact of war or terrorism which could adversely affect our business plan.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock.

        We disclaim any duty or obligation to update or revise any forward-looking statements set forth in this Annual Report on Form 10-K to reflect new information, future events or otherwise.

i

PART I

Item 1.    Business

General

        Extra Space Storage Inc. ("we," "our," "us" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") formed as a Maryland corporation on April 30, 2004 to own, operate, acquire, develop and redevelop professionally managed self-storage facilities. We closed our initial public offering ("IPO") on August 17, 2004 (the "Offering Date"). Our common stock is traded on the New York Stock Exchange under the symbol "EXR."

        We were formed to continue the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2005, we held ownership interests in 546 properties located in 34 states, including Washington D.C. with an aggregate of approximately 38 million square feet of net rentable space and greater than 275,000 customers. Of these 546 properties, 192 are wholly owned, and 354 are owned in joint-venture partnerships. An additional 85 properties are owned by franchisees or third parties and operated by us in exchange for a management fee.

        We operate in two distinct segments: (1) property management and development and (2) rental operations. Our property management and development activities include acquiring, managing, developing and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities.

        Substantially all of our business is conducted through Extra Space Storage LP (the "Operating Partnership"), and through our wholly-owned Massachusetts business trust subsidiaries, our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). To the extent we continue to qualify as a REIT, we will not be subject to tax, with certain exceptions, on our net taxable income that is distributed to our stockholders.

        We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the "SEC"). You may obtain copies of these documents by visiting the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.extraspace.com, or by contacting our Secretary at our principal offices, which are located at 2795 Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, telephone number (801) 562-5556.

Management

        Members of our executive management team have significant experience in all aspects of the self-storage industry, and have an average of more than ten years of industry experience. The senior management team has collectively acquired and/or developed more than 650 properties during the past 25 years for the Company, the Predecessor and other entities. Kenneth M. Woolley, Chairman and Chief Executive Officer, and Richard S. Tanner, Senior Vice President Development, have worked in the self-storage industry since 1977 and led two of the earliest self-storage facility development projects in the United States.

        The remainder of our executive management team and their years of experience are as follows: Kent Christensen, Senior Vice President, Chief Financial Officer, 8 years; Charles Allen, Senior Vice President, Senior Legal Counsel, 8 years; and Karl Haas, Senior Vice President Operations, 18 years.

        Members of the executive management team have guided the Company through substantial growth, developing and acquiring over $2.75 billion in assets since 1996. This growth has been funded through equity offerings and more than $2.0 billion in private equity capital since 1998. This private equity capital has come primarily from sophisticated, high net-worth individuals and institutional investors such as affiliates of Prudential Financial, Inc. and Fidelity Investments.

        Our executive management and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 5.3 million shares or 10.3% of our outstanding common stock as of February 28, 2006.

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

        Self-storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life-change, or simply because of a need for storage space. The mix of residential tenants using a self-storage property is determined by a property's local demographics and often includes people who are looking to downsize their living space or others who are not yet settled in large homes.

        Items that residential tenants place in self-storage properties range from cars, boats and recreational vehicles, to furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records or extra inventory or storage for seasonal goods.

        Our research has shown that tenants choose a self-storage property based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for locating a self-storage property. A property's perceived security and the general professionalism of the site managers and staff are also contributing factors to a site's ability to successfully secure rentals. Although most self-storage properties are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.

        Self-storage does have seasonal fluctuations in occupancy rates for self-storage properties. Based on our experience, generally, there is increased leasing activity at self-storage properties during the summer months due to the higher number of people who relocate during this period. The highest level of occupancy is achieved in July and August, while the lowest level of occupancy is seen in February and March.

        Since inception in the early 1970's the self-storage industry has experienced significant growth. In the past ten years, there has been even greater growth. According to the 2006 Self-Storage Almanac (the "Almanac"), in 1995 there were only 23,972 self-storage properties in the United States, with an average occupancy rate of 88.5% of net rentable square feet compared to 41,122 self-storage properties in 2005 with an average occupancy rate of 83.0% of net rentable square feet. As population densities have increased in the United States, there has been an increase in self-storage awareness and corresponding development, which we expect will continue in the future.

        Our research indicates that the factors most important to tenants when choosing a self-storage site are a convenient location, a clean environment, friendly service and a professional helpful staff. Our experience also indicates that successfully competing in the self-storage industry requires an experienced and dedicated management team that is supported by an efficient and flexible operating platform that is responsive to tenants' needs and expectations.

        Increased competition has affected our business and has led to both pricing and discount pressure. This has limited our ability to increase revenues in many markets in which we operate. Many markets have been able to absorb the increase in self-storage development due to superior demographics and density. However, select markets have not been able to absorb the new facilities and have not performed as well.

        We have encountered competition when we seek to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition has limited our ability to grow at a more consistent pace.

        Increased development within the self-storage industry has also led to an increased emphasis on site location, property design, innovation and functionality. We strive to have a creative and flexible approach to our development projects and we are open to a broad array of opportunities because of this flexibility. This is especially true for new sites slated for high-density population centers, to accommodate the requirements and tastes of local planning and zoning boards, and to distinguish a facility from other offerings in the market. Due to the attractive architecture of many of our development properties, we have been able to eliminate a typical barrier of entry for most self-storage developers in areas usually reserved for more traditional retail and commercial users.

        The industry is also characterized by fragmented ownership. According to the Almanac, the top five self-storage companies in the United States owned approximately 10.0% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 15.3% of the total U.S. properties. We believe this fragmentation will contribute to continued consolidation at some level into the future. We also believe we are well positioned to be able to compete for acquisitions given our enhanced ability to access capital as a public company and our historical reputation for closing deals.

        After our acquisition of the Storage USA properties on July 14, 2005, we became the second largest self-storage owner and operator in the United States. We are now one of five public self-storage REITS along with Public Storage Inc. (NYSE: PSA), Shurgard Storage Centers, Inc. (NYSE: SHU), Sovran Self-Storage, Inc. (NYSE: SSS), and U-Store-It Inc. (NYSE: YSI).

Growth and Investment Strategies

        Our primary business objectives are to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. Our business strategy to achieve these objectives consists of the following elements:

  •
  Maximize Cash Flow at Our Properties.

  We seek to maximize revenue-generating opportunities by responding to changing local market conditions through interactive yield management of the rental rates and discount levels at our properties. Supported by STORE (our licensed property management software), we will seek to respond to changing market conditions and to maximize revenue-generating opportunities through interactive rental rate management.

  •
  Pursue Opportunities to Acquire Self-Storage Portfolios.

  We intend to continue to selectively acquire, for cash or by utilizing units in our Operating Partnership as acquisition currency, privately-held self-storage portfolios and single self-storage assets in high population density areas with an undersupply or equilibrium of self-storage demand, re-flag them under the Extra Space Storage brand name, and implement our comprehensive property and operating systems so as to maximize operating performance over time.

  •
  Strategically Select and Develop Sites.

  We plan to continue to expand by selecting and developing new self-storage properties with cost-effective, appealing construction in desirable areas based on specific data, including: visibility and convenience of location, market occupancy and rental rates, market saturation, traffic count, household density, median household income, barriers to entry and future demographic and migration trends. Because of the attractive architecture of many of our properties, we have been able to eliminate a typical barrier of entry for most self-storage developers in areas usually reserved for more traditional retail and commercial properties.

  •
  Continue Joint Venture Strategy to Pursue Development Opportunities and Enhance Returns.

  We plan to grow by continuing our development activities in conjunction with our joint venture partners while mitigating the risks normally associated with early-stage development and lease-up activities. Where appropriate, we plan to also seek to acquire properties in a capital-efficient manner in conjunction with our joint venture partners. Typically in these deals, we seek to have a small capital interest, and once our joint venture partner receives a predetermined return on its investment, the remaining profits will be distributed between us and our joint venture partners.

Financing of Our Growth Strategies

  •
  Acquisition Financing

  We, as guarantor, and our Operating Partnership currently have a $100 million revolving line of credit that is collateralized by our self-storage properties. As of December 31, 2005, the credit facility had approximately $76.1 million of available borrowings based on the assets collateralizing the credit facility. We expect to maintain a flexible approach in financing new property acquisitions. We plan to finance future acquisitions through a combination of borrowings under the credit facility, traditional secured mortgage financing and additional equity offerings.

  •
  Development Joint Venture Financing

  We own 341 of our stabilized properties and 13 of our lease-up properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we typically maintain the right to receive between 17.0% and 50.0% of the available cash flow from operations after our joint venture partners have received a predetermined return, and between 17.0% and 50.0% of the available cash flow from capital transactions after our joint venture partners have received a return of its capital plus such predetermined return. Some joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

  •
  Disposition of Properties

  We will continue to review our portfolio for properties or groups of properties that are not strategically located and determine whether to dispose of these properties to fund other growth.

Regulation

        Generally, self-storage properties are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, or CERCLA, which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on properties, or laws affecting development, construction, operation, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of self-storage sites or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows.

        Under the American Disabilities Act (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws also exist that may require modifications to the properties, or restrict further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, thereby requiring substantial capital expenditures. To the extent our properties are not in compliance, we are likely to incur additional costs to comply with the ADA.

        Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, and are subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.

        Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

        Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, results of operations or cash flows.

Employees

        As of February 28, 2006, we had 1,943 employees and believe our relationship with our employees to be good. Our employees are not represented by a collective bargaining agreement.

Item 1A.    Risk Factors

        An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of the events set forth in the following risks actually occur, our business, operating results, prospects and financial condition could be harmed.

        Our performance is subject to risks associated with real estate investments. We are a real estate company that derives our income from operation of our properties. There are a number of factors that may adversely affect the income that our properties generate, including the following:

Risks Related to Our Properties and Operations

If we are unable to promptly re-let our units or if the rates upon such re-letting are significantly lower than expected, then our business and results of operations would be adversely affected.

        Virtually all of our leases are on a month-to-month basis. Any delay in re-letting units as vacancies arise would reduce our revenues and harm our operating results. In addition, lower than expected rental rates upon re-letting could impede our growth.

We face increasing competition for the acquisition of self-storage properties and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

        We compete with many other entities engaged in real estate investment activities for acquisitions of self-storage properties and other assets, including national, regional and local operators and developers of self-storage properties. These competitors may drive up the price we must pay for self-storage properties or other assets we seek to acquire or may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for self-storage properties or other assets, our profitability will be reduced.

Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions.

        A key component of our growth strategy is exploring new asset development and redevelopment opportunities through strategic joint ventures. To the extent that we engage in these development and redevelopment activities, they will be subject to the following risks normally associated with these projects:

  •
  we may be unable to obtain financing for these projects on favorable terms or at all;
  •
  we may not complete development projects on schedule or within budgeted amounts;
  •
  we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations; and
  •
  occupancy rates and rents at newly developed or redeveloped properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

        In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. We may underestimate the costs necessary to bring the property up to the standards established for its intended market position or may be unable to increase occupancy at a newly acquired property as quickly as expected or at all. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these development or redevelopment projects and harm our operating results, liquidity and financial condition, which could result in a decline in the value of our securities.

        We may in the future develop self-storage properties in geographic regions where we do not currently have a significant presence and where we do not possess the same level of familiarity with development, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance.

        We rely to a large extent on the investments of our joint venture partners for funding our development and redevelopment projects. If our reputation in the self-storage industry changes or the number of investors considering us an attractive strategic partner is otherwise reduced, our ability to develop or redevelop properties could be affected, which would limit our growth.

We may not be successful in identifying and consummating suitable acquisitions that meet our criteria, which may impede our growth and negatively affect our stock price.

        Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions will slow our growth, which could in turn adversely affect our stock price.

        Our ability to acquire properties on favorable terms and successfully integrate and operate them may be constrained by the following significant risks:

  •
  competition from local investors and other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds;
  •
  competition from other potential acquirers may significantly increase the purchase price which could reduce our profitability;
  •
  satisfactory completion of due diligence investigations and other customary closing conditions;
  •
  failure to finance an acquisition on favorable terms or at all;
  •
  we may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties; and
  •
  we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

        In addition, strategic decisions by us, such as acquisitions, may adversely affect the price of our common stock.

We may not be successful in integrating and operating acquired properties.

        We expect to make future acquisitions of self-storage properties. If we acquire any self-storage properties, we will be required to integrate them into our existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management's attention away from day-to-day operations, which could impair our results of operations as a whole.

We depend upon our on-site personnel to maximize tenant satisfaction at each of our properties, and any difficulties we encounter in hiring, training and maintaining skilled field personnel may harm our operating performance.

        We have 1,628 field personnel as of February 28, 2006 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site's ability to successfully secure rentals. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

Other self-storage operators may employ STORE or a technology similar to STORE, which could enhance their ability to compete with us.

        We rely on STORE to support all aspects of our business operations and to help us implement new development and acquisition opportunities and strategies. If other self-storage companies obtain a license to use STORE, or employ or develop a technology similar to STORE, their ability to compete with us could be enhanced.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow.

        We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, hurricanes, tornadoes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. In addition, if any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. As a result, our operating results may be adversely affected.

Increases in taxes and regulatory compliance costs may reduce our income.

        Costs resulting from changes in real estate tax laws generally are not passed through to tenants directly and will affect us. Increases in income, property or other taxes generally are not passed through to tenants under leases and may reduce our net income, FFO, cash flow, financial condition, ability to pay or refinance our debt obligations, ability to make distributions to stockholders, and the trading price of our common stock. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could similarly adversely affect our business and results of operations.

We did not always obtain independent appraisals of our properties, and thus the consideration paid for these properties may exceed the value that may be indicated by third-party appraisals.

        We do not always obtained third-party appraisals of the properties in connection with our acquisitions of properties and the consideration being paid by us in exchange for those properties may exceed the value as determined by third-party appraisals. In such cases, the terms of any agreements and the valuation methods used to determine the value of the properties were determined by our senior management team.

Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations.

        Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

        Certain environmental laws also impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property even after they no longer own or operate the property. Moreover, the past or present owner or operator from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases.

        Certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous materials and other regulated substances. For example, environmental laws govern the management of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions.

        No assurances can be given that existing environmental studies with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of our properties did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental liability.

Adverse economic or other conditions in the markets in which we do business could negatively affect our occupancy levels and rental rates and therefore our operating results.

        Our operating results are dependent upon our ability to maximize occupancy levels and rental rates in our self-storage properties. Adverse economic or other conditions in the markets in which we operate may lower our occupancy levels and limit our ability to increase rents or require us to offer rental discounts. If our properties fail to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, funds from operations ("FFO"), cash flow, financial condition, ability to make distributions to stockholders and common stock trading price could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

  •
  the national economic climate and the local or regional economic climate in the markets in which we operate, which may be adversely impacted by, among other factors, industry slowdowns, relocation of businesses and changing demographics;
  •
  periods of economic slowdown or recession, rising interest rates or declining demand for self-storage or the public perception that any of these events may occur could result in a general decline in rental rates or an increase in tenant defaults;
  •
  local or regional real estate market conditions such as the oversupply of self-storage or a reduction in demand for self-storage in a particular area;
  •
  perceptions by prospective users of our self-storage properties of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located;
  •
  increased operating costs, including need for capital improvements, insurance premiums, real estate
  •
  taxes and utilities;
  •
  changes in supply of or demand for similar or competing properties in an area;
  •
  the impact of environmental protection laws;
  •
  earthquakes, hurricanes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses; and
  •
  changes in tax, real estate and zoning laws.

Risks Related to Our Organization and Structure

Our business could be harmed if key personnel with long-standing business relationships in the self-storage industry terminate their employment with us.

        Our success depends, to a significant extent, on the continued services of our Chairman and Chief Executive Officer and the other members of our executive management team. Our executive management team has substantial experience in the self-storage industry. In addition, our ability to continue to develop properties depends on the significant relationships our executive management team has developed with our institutional joint venture partners such as affiliates of Prudential Financial, Inc. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our executive management team, particularly our Chairman and Chief Executive Officer, could harm our business and our prospects.

We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may subject us to different risks.

        We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may subject us to different risks. We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this document. A change in our investment strategy or our entry into new lines of business may increase our exposure to other risks or real estate market fluctuations.

If other self-storage companies convert to an UPREIT structure or if tax laws change, we may no longer have an advantage in competing for potential acquisitions.

        Because we are structured as an UPREIT, we are a more attractive acquirer of property to tax-motivated sellers than our competitors that are not structured as UPREITs. However, if other self-storage companies restructure their holdings to become UPREITs, this competitive advantage will disappear. In addition, new legislation may be enacted or new interpretations of existing legislation may be issued by the Internal Revenue Service ("IRS"), or the U.S. Treasury Department that could affect the attractiveness of our UPREIT structure so that it may no longer assist us in competing for acquisitions.

Tax indemnification obligations may require the operating partnership to maintain certain debt levels.

        In connection with the formation transactions, we agreed to make available to each of Kenneth M. Woolley, our Chairman and Chief Executive Officer, Richard S. Tanner, our Senior Vice President, Development, and other third parties, the following tax protections: for nine years, with a three-year extension if the applicable party continues to own at least 50% of the OP units received by it in the formation transactions at the expiration of the initial nine-year period, the opportunity to (1) guarantee debt or (2) enter into a special loss allocation and deficit restoration obligation, in an aggregate amount, with respect to the foregoing contributors, of at least equal to $60.0 million. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions. These obligations may require us to maintain certain indebtedness than we would not otherwise require for our business.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority.

        As of December 31, 2005, we held interests in 354 properties through joint ventures. All of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

Kenneth M. Woolley, our Chairman and Chief Executive Officer, Spencer F. Kirk, one of our directors, Richard S. Tanner, Senior Vice President, Development, Kent W. Christensen, Senior Vice President, Chief Financial Officer, and Charles L. Allen, Senior Vice President, Senior Legal Counsel, members of our senior management team, have outside business interests which could divert their time and attention away from us, which could harm our business.

        Kenneth M. Woolley, our Chairman and Chief Executive Officer, as well as one of our directors and certain other members of our senior management team, have outside business interests. These business interests include the ownership of a self-storage property located in Pico Rivera, California, which as of December 31, 2005 was in lease-up, and the ownership of Extra Space Development LLC. Other than this property and Extra Space Development, LLC, the members of our senior management are not currently engaged in any other self-storage activities outside the company. In addition, Mr. Woolley's employment agreement includes an exception to his non-competition covenant pursuant to which he is permitted to devote a portion of his time to the management and operations of RMI Development, LLC, a multi-family business in which he has a majority ownership. Although Mr. Woolley's employment agreement requires that he devote substantially his full business time and attention to us, this agreement also permits him to devote time to his outside business interests. These outside business interests could interfere with his ability to devote time to our business and affairs and as a result, our business could be harmed.

Conflicts of interest could arise as a result of our relationship with our operating partnership.

        Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, we, through our wholly owned subsidiary, have fiduciary duties, as a general partner, to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties, through our wholly owned subsidiary, as a general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company. The partnership agreement of our operating partnership does not require us to resolve such conflicts in favor of either our company or the limited partners in our operating partnership.

        Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness, and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

        Additionally, the partnership agreement expressly limits our liability by providing that neither we, our direct wholly owned Massachusetts business trust subsidiary, as the general partner of the operating partnership, nor any of our or their trustees, directors or officers, will be liable or accountable in damages to our operating partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if we, or such trustee, director or officer, acted in good faith. In addition, our operating partnership is required to indemnify us, our affiliates and each of our respective trustees, officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys' fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the operating partnership, provided that our operating partnership will not indemnify for (1) willful misconduct or a knowing violation of the law, (2) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

        The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement.

Our management's ownership of contingent conversion shares, or CCSs, and contingent conversion units, or CCUs, may cause them to devote a disproportionate amount of time to the performance of the 14 wholly owned early-stage lease-up properties, which could cause our overall operating performance to suffer.

        In connection with our IPO, we issued to certain contributors, which included certain members of our senior management, CCSs and/or a combination of OP units and CCUs. The terms of the CCSs and CCUs provide that they will convert into our common stock and OP units, respectively, only if the relevant 14 lease-up properties identified at the time of the initial public offering achieve specified performance thresholds prior to December 31, 2008. As a result, our directors and officers who own CCSs and CCUs may have an incentive to devote a disproportionately large amount of their time and attention to these properties in comparison with our remaining properties, which could harm our operating results.

We may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of our officers.

        Kenneth M. Woolley, our Chairman and Chief Executive Officer, Spencer F. Kirk, who serves as director, Kent W. Christensen, Senior Vice President, Chief Financial Officer, Charles L. Allen, Senior Vice President, Senior Legal Counsel, and Richard S. Tanner, Senior Vice President, Development had direct or indirect ownership interests in certain properties that were contributed to our operating partnership in the formation transactions. Following the completion of the formation transactions, we, under the agreements relating to the contribution of such interests, became entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. In addition, Kenneth M. Woolley's employment agreement includes an exception to his non-competition covenant pursuant to which he is permitted to devote time to the management and operations of RMI Development, LLC, a multi-family business. None of these contribution and non-competition agreements was negotiated on an arm's-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and non-competition agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

Certain provisions of Maryland law and our organizational documents, including the stock ownership limit imposed by our charter, may inhibit market activity in our stock and could prevent or delay a change in control transaction.

        Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock or 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership could jeopardize our qualification as a REIT. These restrictions on ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders. Different ownership limits apply to the family of Kenneth M. Woolley, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing and Spencer F. Kirk, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing and certain designated investment entities (as defined in our charter).

Our board of directors has the power to issue additional shares of our stock in a manner that may not be in the best interest of our stockholders.

        Our charter authorizes our board of directors to issue additional authorized but unissued shares of common stock or preferred stock and to increase the aggregate number of authorized shares or the number of shares of any class or series without stockholder approval. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors could issue additional shares of our common stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

        Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors' and officers' liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

To the extent our distributions represent a return of capital for U.S. federal income tax purposes, our stockholders could recognize an increased capital gain upon a subsequent sale of common stock.

        Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder's adjusted tax basis in his, her, or its common stock, but instead will constitute a return of capital and will reduce such adjusted basis. If distributions result in a reduction of a stockholder's adjusted basis in such holder's common stock, subsequent sales of such holder's common stock will result in recognition of an increased capital gain or realized capital loss due to the reduction in such adjusted basis.

Risks Related to the Real Estate Industry

Our primary business involves the ownership, operation and development of self-storage properties.

        Our current strategy is to own, operate and develop only self-storage properties. Consequently, we are subject to risks inherent in investments in a single industry. Because investments in real estate are inherently illiquid, this strategy makes it difficult for us to diversify our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate and zoning law changes and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition and operating results.

Any negative perceptions of the self-storage industry generally may result in a decline in our stock price.

        To the extent that the investing public has a negative perception of the self-storage industry, the value of our common stock may be negatively impacted, which could result in our common stock trading below the inherent value of our assets.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

        Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

        Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

        We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate.

Any investments in unimproved real property may take significantly longer to yield income-producing returns, if at all, and may result in additional costs to us to comply with re-zoning restrictions or environmental regulations.

        We have invested in the past, and may invest in the future, in unimproved real property. Unimproved properties generally take longer to yield income-producing returns based on the typical time required for development. Any development of unimproved property may also expose us to the risks and uncertainties associated with re-zoning the land for a higher use or development and environmental concerns of governmental entities and/or community groups. Any unsuccessful investments or delays in realizing an income-producing return or increased costs to develop unimproved real estate could restrict our ability to earn our targeted rate of return on an investment or adversely affect our ability to pay operating expenses which would harm our financial condition and operating results.

Risks Related to Our Debt Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

        As of December 31, 2005, we had approximately $866.8 million of outstanding indebtedness. We expect to incur additional debt in connection with future acquisitions. We may borrow under our line of credit or borrow new funds to acquire these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds to make distributions required to maintain our qualification as a REIT or to meet our expected distributions.

        If we are required to utilize our line of credit for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

  •
  our cash flow may be insufficient to meet our required principal and interest payments;
  •
  we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or distributions required to maintain our qualification as a REIT;
  •
  we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
  •
  because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;
  •
  we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
  •
  after debt service, the amount available for distributions to our stockholders is reduced;
  •
  our debt level could place us at a competitive disadvantage compared to our competitors with less debt;
  •
  we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;
  •
  we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

  •
  we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
  •
  our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in a default on other indebtedness or result in the foreclosures of other properties.

We could become highly leveraged in the future because our organizational documents contain no limitation on the amount of debt we may incur.

        Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our portfolio at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to maintain our REIT qualification, and could harm our financial condition.

Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our stockholders.

        As of December 31, 2005 we had approximately $866.8 million of debt outstanding, of which approximately $94.2 million, or 10.9% will be subject to variable interest rates (including $61.8 million on which we had a reverse interest rate swap). This variable rate debt had a weighted average interest rate of approximately 5.7% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $1.0 million annually.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

        In certain cases we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations and ability to make distributions to our stockholders.

Risks Related to Qualification and Operation as a REIT

To maintain our qualification as a REIT, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

        To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we are subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT qualification and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis, or possibly long-term, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments.

Dividends payable by REITs generally do not qualify for reduced tax rates.

        The maximum U.S. federal income tax rate for dividends paid by domestic corporations to individual U.S. stockholders is 15% (through 2008). Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

        In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our properties.

Possible legislative or other actions affecting REITs could adversely affect our stockholders.

        The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders will be changed.

The power of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

        Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Our failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

        We operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

  •
  we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
  •
  we also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and
  •
  unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following a year during which we were disqualified.

        In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. individual stockholders would be taxed on our dividends at capital gains rates, and our U.S. corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value of our common stock.

        Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and sources of our gross income. Our ability to satisfy the asset tests depends upon our analysis of the fair market value of our assets, some of which are not susceptible to precise determination, and for which we will not obtain any independent appraisals. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

We will pay some taxes.

        Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages self-storage properties for our joint venture properties and properties owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a "taxable REIT subsidiary" of our Company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. To the extent that we are or our taxable REIT subsidiary is required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

        To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may adversely affect our ability to operate solely to maximize profits.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2005, we owned or had ownership interests in 546 self-storage properties located in 34 states, including Washington D.C. Of these properties, 192 are wholly-owned and 354 are held in joint ventures. In addition, we managed an additional 85 properties for franchisees or third parties. The properties owned and operated before the Storage USA acquisition operate under the trade-marked Extra Space Storage brand name. We are currently implementing a re-branding program that will convert all of the Storage USA properties to the Extra Space Storage brand. As of December 31, 2005 we owned or had ownership interest in approximately 38 million square feet of space configured in approximately 370,000 separate storage units. Approximately 70% of our properties are clustered around the larger population centers, such as Baltimore/Washington D.C., Boston, Chicago, Dallas, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St.

Petersburg/Tampa and San Francisco. These markets contain above-average population and income demographics and high barriers to entry for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. The Storage USA acquisition has given us the increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

        We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We also consider a property to be stabilized once it has achieved either an 80% occupancy rate or has been open for three years. These same rules have been applied to the recently acquired SUSA properties.

        As of December 31, 2005, greater than 100,000 tenants were leasing storage units at our 192 wholly-owned properties, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2005, the median length of stay was approximately 11 months.

        The following table sets forth additional information regarding the occupancy of the stabilized properties on a state-by-state basis as of December 31, 2005 and 2004. The information as of December 31, 2004 is on a pro forma basis as though all the properties owned at December 31, 2005 were under our control as of December 31, 2004.

Stabilized Property Data Based on Location
		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of units at December 31, 2005(1)	Number of units at December 31, 2004	Net rentable square feet at December 31, 2005(2)	Net rentable square feet at December 31, 2004	Square foot occupancy % December 31, 2005	Square foot occupancy % December 31, 2004
Wholly-Owned Properties
Arizona	2	1,325	1,315	136,920	137,080	96.7%	92.7%
California	28	18,723	18,773	2,000,267	2,002,598	86.2%	86.0%
Colorado	5	2,408	2,411	301,581	301,181	82.1%	79.6%
Florida	23	15,373	15,292	1,619,586	1,596,819	92.7%	92.1%
Georgia	7	4,017	4,025	500,700	499,582	85.8%	83.0%
Illinois	3	2,144	2,147	196,077	185,939	77.2%	74.8%
Kentucky	3	1,567	1,582	194,340	194,215	88.0%	78.2%
Louisiana	2	1,411	1,411	147,900	147,900	97.4%	85.8%
Maryland	5	4,536	4,546	486,554	485,724	80.5%	75.2%
Massachusetts	23	11,963	11,985	1,287,963	1,290,471	81.5%	78.2%
Michigan	2	1,042	1,048	104,216	104,216	73.6%	70.4%
Missouri	3	1,340	1,335	159,647	159,672	75.6%	78.9%
Nevada	1	462	463	56,500	57,100	95.2%	89.1%
New Hampshire	1	623	623	72,600	72,600	85.1%	86.9%
New Jersey	17	13,896	13,934	1,353,403	1,357,937	83.4%	87.0%
New York	4	4,445	4,444	256,129	256,324	77.9%	82.4%
Ohio	4	2,070	2,078	260,590	261,262	79.1%	78.1%
Oregon	1	764	771	67,530	67,530	80.8%	71.6%
Pennsylvania	8	6,054	5,922	617,911	605,811	76.9%	78.8%
Rhode Island	1	726	717	75,836	76,111	89.2%	81.3%
South Carolina	4	2,082	2,088	246,819	246,969	89.5%	86.9%
Tennessee	4	2,701	2,689	314,574	315,024	87.8%	80.2%
Texas	11	6,447	6,445	724,434	722,356	82.8%	80.8%
Utah	3	1,523	1,520	209,520	208,850	88.5%	82.3%
Virginia	2	1,220	1,230	126,094	126,029	84.9%	84.2%
Washington	1	764	760	67,175	67,175	91.5%	84.3%

Total Wholly-Owned Properties	168	109,626	109,554	11,584,866	11,546,475	84.9%	83.6%

Properties Held in Joint Ventures
Alabama	4	2,316	2,318	276,270	276,480	82.3%	81.9%
Arizona	12	7,426	7,413	725,904	728,134	91.9%	84.5%
California	70	50,707	50,789	4,972,092	4,987,713	86.8%	84.0%
Colorado	3	1,906	1,914	213,977	214,097	79.3%	76.1%
Connecticut	9	6,529	6,540	729,399	729,844	74.4%	73.8%
District of Columbia	1	1,536	1,535	105,592	105,592	78.3%	81.5%
Delaware	1	589	588	71,495	71,495	85.6%	84.7%
Florida	24	20,401	20,683	1,880,481	1,878,949	88.5%	83.5%
Georgia	3	1,918	1,919	227,748	227,748	76.7%	79.4%
Illinois	5	3,329	3,375	350,477	334,622	70.1%	65.7%
Indiana	9	3,739	3,797	453,731	448,769	81.2%	82.3%
Kansas	4	1,712	1,717	203,575	204,185	79.5%	72.3%
Kentucky	4	2,254	2,253	259,577	259,345	78.3%	80.4%
Maryland	14	10,932	11,018	1,056,421	1,065,786	81.3%	79.9%
Massachusetts	18	9,812	9,854	1,078,167	1,071,713	79.4%	76.3%
Michigan	10	5,957	5,997	725,847	726,838	73.8%	77.5%
Missouri	5	2,755	2,762	315,925	316,725	79.7%	78.5%
New Hampshire	2	801	801	83,675	83,675	84.8%	86.9%
New Jersey	18	13,421	13,427	1,326,460	1,327,261	84.2%	83.5%
New Mexico	9	4,473	4,496	484,737	485,677	86.1%	84.7%
New York	19	20,721	20,767	1,487,757	1,497,119	80.2%	75.9%
Nevada	7	4,628	4,649	491,409	492,043	87.0%	92.7%
Ohio	12	5,582	5,574	794,519	794,951	76.4%	78.7%
Oregon	2	1,279	1,262	134,960	134,985	87.0%	83.6%
Pennsylvania	8	5,119	5,123	549,142	549,400	80.1%	85.0%
Rhode Island	1	611	612	70,325	70,350	60.0%	73.0%
Tennessee	24	12,608	12,605	1,530,014	1,533,133	82.0%	78.8%
Texas	26	17,709	17,601	1,883,466	1,885,970	78.2%	77.6%
Utah	1	519	510	59,400	59,400	78.8%	79.8%
Virginia	15	10,359	10,360	1,081,161	1,081,591	79.9%	80.2%
Washington	1	551	551	62,730	62,730	92.7%	82.4%

Total Properties Held in Joint Ventures	341	232,199	232,810	23,686,433	23,706,320	82.4%	80.7%

Total Stabilized Properties	509	341,825	342,364	35,271,299	35,252,795	83.2%	81.6%

(1)
Represents unit count as of December 31, 2005 which may differ from December 31, 2004 unit count due to unit conversions or expansions.
(2)
Represents net rentable square feet as of December 31, 2005 which may differ from December 31, 2004 net rentable square feet due to unit conversions or expansions.

        The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of December 31, 2005 and 2004. The information as of December 31, 2004 is on a pro forma basis as though all the properties owned at December 31, 2005 were under our control as of December 31, 2004.

Lease-up Property Data Based on Location
		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Company Number of units at December 31, 2005(1)	Pro forma Number of units at December 31, 2004	Company Net rentable square feet at December 31, 2005(2)	Pro forma Net rentable square feet at December 31, 2004	Company Square foot occupancy % December 31, 2005	Pro forma Square foot occupancy % December 31, 2004
Wholly-Owned Properties
California	3	1,672	1,708	193,127	192,977	77.8%	68.8%
Connecticut	2	1,364	1,360	123,465	123,290	62.5%	61.0%
Florida	1	388	388	37,985	38,005	84.5%	69.1%
Illinois	2	1,141	1,133	144,965	144,515	65.8%	56.0%
Massachusetts	6	3,771	3,736	381,205	384,255	69.3%	53.2%
Nevada	1	796	—	74,425	—	76.7%	0.0%
New Jersey	5	3,980	4,116	348,498	346,378	80.7%	72.8%
New York	3	2,522	2,522	198,043	198,110	80.3%	76.0%
Virginia	1	727	729	75,700	75,525	70.9%	51.8%

Total Wholly-Owned Properties	24	16,361	15,692	1,577,413	1,503,055	74.2%	64.0%

Properties Held in Joint Ventures
California	2	1,414	1,412	151,845	151,295	90.0%	86.0%
Illinois	1	689	682	74,025	71,925	55.5%	56.3%
New Jersey	3	2,259	2,247	227,485	227,485	77.0%	71.6%
New York	3	3,492	3,492	253,948	254,922	80.7%	72.1%
Pennsylvania	3	2,469	1,679	228,522	152,269	69.1%	73.4%
Rhode Island	1	878	887	85,025	85,025	47.7%	9.3%

Total Properties Held in Joint Ventures	13	11,201	10,399	1,020,850	942,921	74.1%	67.5%

Total Lease-up Properties	37	27,562	26,091	2,598,263	2,445,976	74.2%	65.3%

(1)
Represents unit count as of December 31, 2005 which may differ from December 31, 2004 unit count due to unit conversions or expansions.
(2)
Represents net rentable square feet as of December 31, 2005 which may differ from December 31, 2004 net rentable square feet due to unit conversions or expansions.

        Our property portfolio is a made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider "hybrid" facilities, or a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

        Our properties are generally situated in convenient, highly visible locations clustered around large population bases; however, due to certain factors, we have a handful of locations outside the top Metropolitan Statistical Areas ("MSA's") that were developed or acquired based on the market, familiarity with the properties, or as part of a larger portfolio.

        In addition to our 192 wholly-owned properties and the 354 properties in which we have an ownership interest, we also manage 85 properties for third parties and franchisees as of December 31, 2005 bringing total properties which we own and/or manage to 631. We receive a management fee equal to approximately 6.0% of gross revenues to manage these joint ventures, third parties and franchisees sites.

Item 3.    Legal Proceedings

        We are involved in various litigation and proceedings in the ordinary course of business. We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2005.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our common stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "EXR" since our IPO on August 17, 2004. Prior to that time there was no public market for our common stock.

        The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported by the NYSE and the per share dividends declared:

	High	Low	Dividends Declared
Period from August 17, 2004 to September 30, 2004	$14.38	$12.50	$0.1113
Quarter Ended December 31, 2004	14.55	12.60	0.2275
Quarter Ended March 31, 2005	14.30	12.55	0.2275
Quarter Ended June 30, 2005	14.75	12.19	0.2275
Quarter Ended September 30, 2005	16.71	14.32	0.2275
Quarter Ended December 31, 2005	15.90	13.00	0.2275

        On February 28, 2006, the closing price of our common stock as reported by the NYSE was $15.00. At February 28, 2006, we had 166 holders of record of our common stock.

        Holders of shares of common stock are entitled to receive distributions when declared by our board of directors out of any assets legally available for that purpose. As a REIT, we are required to distribute at least 90% of our "REIT taxable income" is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid, to our stockholders annually in order to maintain our REIT qualifications for U.S. federal income tax purposes.

Unregistered Sales of Equity Securities and Use of Proceeds

        On June 20, 2005, we completed the sale of 6,200,000 shares of our common stock, $.01 par value, for $83,514, which we reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2005. We used the proceeds for general corporate purposes, including debt repayment. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

        The following table sets forth the selected financial data and should be read in conjunction with the Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

	Company		Predecessor
	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues:
Property rental	$120,640	$62,656	$33,054	$28,811	$19,374
Fees and other income	14,088	3,064	2,762	2,747	3,440

Total revenues	134,728	65,720	35,816	31,558	22,814

Expenses:
Property operations	45,963	26,066	14,858	11,640	8,152
Tenant insurance expense	1,023	—	—	—	—
Unrecovered development/acquisition costs and support payments	302	739	4,937	1,938	2,227
General and administrative	24,081	12,465	8,297	5,916	6,748
Depreciation and amortization	31,005	15,552	6,805	5,652	3,105

Total expenses	102,374	54,822	34,897	25,146	20,232

Income before interest, loss on debt extinguishments, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets	32,354	10,898	919	6,412	2,582
Interest expense	(42,549)	(28,491)	(18,746)	(13,894)	(11,477)
Interest income	1,625	251	445	828	184
Loss on debt extinguishments	—	(3,523)	—	—	—
Minority interests	434	(733)	(2,701)	(3,859)	(995)
Equity in earnings of real estate ventures	3,170	1,387	1,465	971	105

Loss before gain on sale of real estate assets	(4,966)	(20,211)	(18,618)	(9,542)	(9,601)
Gain on sale of real estate assets	—	1,749	672	—	4,677

Net loss	$(4,966)	$(18,462)	$(17,946)	$(9,542)	$(4,924)

Preferred return on Class B, C, and E units	—	(5,758)	(5,336)	(4,525)	—
Loss on early redemption of Fidelity minority interest	—	(1,478)	—	—	—

Net loss attributable to common shareholders	$(4,966)	$(25,698)	$(23,282)	$(14,067)	$(4,924)

Per Common Share:
Distribution(1)	$0.91	$0.34	$—	$—
Net loss—Basic and Diluted(2)	$(0.14)	$(1.68)	$(5.62)	$(3.84)
Weighted average common shares—Basic and Diluted	35,481,538	15,282,725	4,141,959	3,665,743
Balance Sheet Data:
Total assets	$1,420,192	$748,484	$383,751	$332,290	$270,266
Total notes payable, notes payable to trusts and lines of credit	866,783	472,977	273,808	231,025	178,552
Minority interest	36,235	21,453	22,390	22,265	28,558
Redeemable units and members' and shareholders' equity	$480,128	$243,607	$21,701	$27,516	$35,465
Other Data:
Net cash provided by (used in) operating activities	$14,771	$(6,158)	$(8,526)	$1,613	$(4,460)
Net cash used in investing activities	$(614,834)	$(261,298)	$(59,206)	$(69,249)	$(11,383)
Net cash provided by financing activities	$604,387	$280,039	$73,017	$66,863	$21,441

(1)
Based on annual dividend of $.91 per common share
(2)
The basic loss per share does not include the potential effects of the contingent conversion shares and contingent conversion units, both distributed in connection with the initial public offering, as such securitites would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

Item 7.    Managements Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled "Statements Regarding Forward-Looking Information." Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled "Statements Regarding Forward-Looking Information."

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, acquire, develop and redevelop professionally managed self-storage properties. Since 1996, our fully integrated development and acquisition teams have completed the development or acquisition of more than 600 self-storage properties.

        In July 2005, we, along with joint-venture partner Prudential Real Estate Investors ("PREI"), acquired Storage USA ("SUSA") from GE Commercial Finance for approximately $2.3 billion in cash. The transaction, the largest to date in the self-storage industry, made us the second largest operator of self-storage facilities in the United States with 631 properties owned or managed in 34 states including Washington, D.C. As of December 31, 2005, 192 of our properties were wholly owned, we held joint venture interests in 354 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 85 properties that are owned by franchisees or third parties in exchange for a management fee. The properties that we own or in which we hold an ownership interest contain approximately 38 million square feet of rentable space contained in approximately 370,000 units and currently serve a customer base of 275,000 tenants.

        The SUSA acquisition gives us a national platform upon which to leverage operational, advertising and other economic efficiencies. The acquisition also creates a built-in acquisition pipeline through various joint-venture, franchise and third-party management partners from which we can grow in the future. We have also been able to retain several key executives from the SUSA organization, as well as the majority of its field operations team.

        To maximize the performance of our properties, we employ a state-of-the-art, proprietary, web-based tracking and yield management technology called STORE. Developed by our management team, STORE enables us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. As part of the SUSA acquisition, we gained access to SUSA's industry leading revenue management team ("RevMan"), which managed SUSA's rental rate and discount strategies. We believe that the combination of STORE's yield management capabilities and the systematic processes developed by RevMan will allow us to more proactively manage revenue in the future.

        We derive substantially all of our revenues from rents received from tenants under existing leases on each of our self-storage properties and from management fees on the properties we manage for joint-venture partners, franchisees and unaffiliated third parties. This management fee is equal to approximately 6% of total revenues generated by the managed properties.

        We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact our property results. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results, therefore, depend materially on our ability to lease available self-storage space, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the use of STORE, the operating management software employed at the properties and through the use of the process developed by RevMan.

        We continue to evaluate and implement a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include:

•
Maximize Cash Flow at Our Properties—We seek to maximize revenue-generating opportunities by responding to changing local market conditions through interactive yield management of the rental rates at our properties.

•
Pursue Opportunities to Acquire Self-Storage Portfolios—We intend to continue to selectively acquire, for cash or by utilizing OP units as acquisition currency, privately-held self-storage portfolios and single self-storage assets in high population density areas.

•
Strategically Select and Develop Sites—We plan to continue to expand by selecting and developing new self-storage properties through joint ventures.

•
Continue Our Joint Venture Strategy to Pursue Development Opportunities and Enhance Returns—We plan to grow by continuing our development activities in conjunction with our joint venture partners thus mitigating the risks normally associated with early-stage development and lease-up activities. Where appropriate, we plan to also seek to acquire properties in a capital-efficient manner in conjunction with our joint venture partners.

        During 2005 we acquired 70 wholly-owned properties and minority equity interests in 336 additional properties. We completed the development of six properties in our core markets including two expansions of wholly-owned properties. One of these development properties is owned by us in a joint venture, and the other three properties are owned by Extra Space Development, an entity in which we do not have any ownership interest, but which is owned by certain members of senior management. These joint venture and third party development properties provide us with a potential acquisition pipeline in the future. Thirteen properties are scheduled for completion in 2006, eight of which will be owned by us in a joint-venture format.

        As of December 31, 2005, we operated 631 properties located in 34 states including Washington, D.C. Of the 631 properties, 192 are wholly owned, 354 are held in joint ventures with third parties, and an additional 85 properties are owned by franchisees or third parties and managed by us in exchange for a management fee. The properties are generally situated in convenient, highly visible locations clustered around large population centers such as Baltimore/Washington D.C., Boston, Chicago, Dallas, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco. These areas all enjoy above average population growth and income levels and high barriers to entry for new self-storage properties. The clustering of our assets around these population centers, which has intensified following the SUSA acquisition, enables us to reduce our operating costs through economies of scale. We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A property is considered to be stabilized once it has achieved an 80% occupancy rate or has been open for three years.

        In the Results of Operations discussion below, we will compare the results of our operations for the year ended December 31, 2005 with historical results of operations for the Predecessor for the period from January 1, 2004 through August 16, 2004 and with our historical results of operations for the period from August 17, 2004 through December 31, 2004. Comparisons to any prior periods are to the historical results of the operations of the Predecessor.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting policies.

  CONSOLIDATION: We follow FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses the consolidation of variable interest entities ("VIEs"). Under FIN 46R, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

  Under FIN 46R, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

  Based on the provisions of FIN 46R, we have concluded that under certain circumstances when we (i) enter into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (ii) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. For each VIE created, we have considered expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements.

  REAL ESTATE ASSETS: Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized.

  Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 39 years.

  In connection with our acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their estimated fair values. We measure the value of tenant relationships based on our historical experience with turnover in its facilities. We amortize to expense the tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated to be18 months).

  Intangible lease rights represent purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases. These rights are amortized to expense over the life of the lease.

  EVALUATION OF ASSET IMPAIRMENT: We evaluate long-lived assets which are held for use for impairment when events or circumstances indicate that there may be an impairment. If such events occur, we compare the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

  When real estate assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the fair value, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified for sale is less than the net carrying value of the assets, then a valuation allowance is established. The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented.

  INVESTMENTS IN REAL ESTATE VENTURES: Our investments in real estate joint ventures, where we have significant influence, but not control and joint ventures which are VIEs in which we are not the primary beneficiary are recorded under the equity method of accounting on the accompanying consolidated financial statements.

  Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the "look through" approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture's sale of assets) in which case it is reported as an investing activity.

  Our management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management's estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and it is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

  CONVERSION OF OPERATING PARTNERSHIP UNITS: Conversions of Operating Partnership units to common stock, when converted under the original provisions of the agreement, is accounted for by reclassifying the underlying net book value of the units from minority interest to equity in accordance with Emerging Issues Task Force Issue No. 95-7, "Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts."

  REVENUE AND EXPENSE RECOGNITION: Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the lease. Property expenses, including utilities, property taxes, repairs and maintenance and other cost to manage the facilities are recorded as incurred.

  Management and franchise fee revenue and tenant insurance revenue are recognized when earned. Development and acquisition fee revenue is recognized ratably as development costs are incurred.

  REAL ESTATE SALES: We evaluate real estate sales for both sale recognition and profit recognition in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate". In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.

  INCOME TAXES: We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain our qualification as a REIT, among other things, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to that portion of our income, which meets certain criteria and is distributed annually to our stockholders. We plan to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax. We are subject to certain state and local taxes. Provision for such taxes has been included in real estate and other taxes in our consolidated statement of operations.

  We have elected to treat certain of our existing and newly created corporate subsidiaries as taxable REIT subsidiaries ("TRS"). In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

  STOCK-BASED COMPENSATION: As permitted by SFAS No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," we have elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net loss and basic loss per share as if the fair value method of valuing stock options had been applied. Under ABP No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Overview

        Results for the year ended December 31, 2005 included the operations of 546 properties (192 of which were consolidated and 354 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2004, which included operations of 147 properties, seven of which were deconsolidated during 2004, (128 of which were consolidated and 19 of which were in joint ventures accounted for using the equity method). Results for the year ended December 31, 2004 include the results of six properties in which we did not own any interest and one where we sold our joint venture interest in 2004. These six properties were consolidated as a result of guarantees and/or puts for which we were liable. Five of the six properties were deconsolidated on August 16, 2004 upon the release of all guarantees and puts, and the other property was deconsolidated on December 31, 2004. Results for both periods also included equity in earnings of real estate ventures, third-party management and franchise fees, acquisition fees and development fees.

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	Year ended December 31,
				% Change
	2005	2004	$ Change
Property rental	$120,640	$62,656	$57,984	92.5%
Management and franchise fees	10,650	1,651	8,999	545.1%
Tenant insurance	1,882	—	1,882	100.0%
Acquisition and development fees	992	1,200	(208)	(17.3)%
Other income	564	213	351	164.8%

Total revenues	$134,728	$65,720	$69,008	105.0%

        Property Rental—The increase in property rental revenues consists of $24,703 associated with the acquisition of 61 wholly-owned properties in conjunction with the SUSA acquisition in July 2005, $23,827 associated with other acquisitions, $6,953 from the buyout of certain joint venture interests previously accounted for using the equity method of accounting, and $2,880 from increases in occupancy at lease-up properties. These increases were offset by a decrease of $379 due primarily to the deconsolidation of certain properties in 2004.

        Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties. Management fees generally represent 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures. The increase in management fees is due mainly to new fees associated with the SUSA acquisition. Through this acquisition we obtained equity interests in joint ventures which own a total of 336 properties. We obtained management contracts for these new joint venture properties, and also obtained over 50 new third party and franchise management contracts in conjunction with the SUSA acquisition.

        Tenant Insurance—Tenant insurance revenue relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the SUSA acquisition to replace SUSA's tenant insurance program.

        Acquisition and Development Fees—The decrease in acquisition and development fee revenue was due to the decreased volume of development relating to joint ventures in 2005 compared to prior years.

        Other Income—Other income represents primarily income from truck rentals. The increase in other income is associated with to the SUSA acquisition and other acquisitions made in 2005.

Expenses

        The following table sets forth information on expenses for the years indicated:

	Year ended December 31,
				% Change
	2005	2004	$ Change
Property operations	$45,963	$26,066	$19,897	76.3%
Tenant insurance	1,882	—	1,882	100.0%
Unrecovered development/acquisition costs and support payments	302	739	(437)	(59.1)%
General and administrative	24,081	12,465	11,616	93.2%
Depreciation and amortization	31,005	15,552	15,453	99.4%

Total expenses	$103,233	$54,822	$48,411	88.3%

        Property Operations—The increase in property operations expense in 2005 was primarily due to increases of $9,045 associated with the SUSA acquisition, $8,852 associated with other acquisitions, and $1,873 from the buyout of certain joint venture interests (previously accounted for using the equity method of accounting). There were also increases in expenses of $733 at existing properties due to increases in utilities, repairs and maintenance and property taxes, which was partially offset by the decrease of $606 of property operating expenses due to the deconsolidation of certain properties in 2004. During the year ended December 31, 2004, we and the Predecessor opened five new properties and acquired 44 new properties. During the year ended December 31, 2005, we acquired 61 properties in connection with the SUSA acquisition, and 9 properties in other acquisitions.

        Tenant Insurance—Tenant insurance expense for 2005 relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the SUSA acquisition to replace SUSA's tenant insurance program.

        Unrecovered Development/Acquisition Costs and Support Payments—Unrecovered development costs for 2005 decreased when compared to 2004 due to lower level of development activity.

        General and Administrative—The significant increase in general and administrative expenses during the year ended December 31, 2005 was due mainly to the increased costs associated with the management of the additional properties that have been added through acquisitions and new joint venture arrangements entered into during 2005. We incurred approximately $1,500 of additional general and administrative expenses during 2005 relating to the integration of the SUSA properties and administrative systems and $601 of amortization of deferred compensation expense related to stock grants.

        Depreciation and Amortization—The increase in depreciation and amortization expense results from more properties being open during the year ended December 31, 2005 than were open during the year ended December 31, 2004 due mainly to acquisitions of new properties. We acquired 70 properties during 2005, 61 of which were acquired in connection with the SUSA acquisition.

Other Income and Expenses

        The following table sets forth information on other income and expenses for the years indicated:

	Year ended December 31,
				% Change
	2005	2004	$ Change
Interest expense	$(42,549)	$(28,491)	$(14,058)	49.3%
Interest income	1,625	251	1,374	547.4%
Loss on debt extinguishments	—	(3,523)	3,523	(100.0)%
Minority interest—Fidelity preferred return	—	(3,136)	3,136	(100.0)%
Minority interest—Operating Partnership	434	113	321	284.1%
Loss allocated to other minority interests	—	2,290	(2,290)	(100.0)%
Equity in earnings of real estate ventures	3,170	1,387	1,783	128.6%
Gain on sale of real estate assets	—	1,749	(1,749)	(100.0)%

Total other income (expense)	$(37,320)	$(29,360)	$(7,960)	27.1%

        Interest Expense and Loss on Debt Extinguishments—The increase in interest expense for the year ended December 31, 2005 was due primarily to $4,312 of interest incurred on the new trust preferred debt and $7,977 of interest expense on the mortgage loans on the 61 properties acquired in connection with the SUSA acquisition. The remainder of the increase was due mainly to other new loans obtained in 2005 related to the SUSA acquisition and other acquisitions. During the year ended December 31, 2004, there was $3,523 paid to extinguish debt. There was no debt extinguishment expense in 2005. Capitalized interest during the years ended December 31, 2005 and 2004 was $459 and $1,213, respectively. During 2005, we acquired 70 new properties, which increased outstanding debt by $206,198 as of December 31, 2005.

        Interest Income—The significant increase in interest income for the year ended December 31, 2005 when compared to the prior year was mainly the result of the interest earned on the $37,667 of notes receivable that we acquired in connection with the SUSA acquisition. These notes receivable were paid down to $12,109 by December 31, 2005.

        Minority interest—Fidelity Preferred Return—Minority interest—Fidelity preferred return was $0 for the year ended December 31, 2005 as the Fidelity minority interest was redeemed September 9, 2004.

        Minority Interest—Operating Partnership—Loss allocated to the Operating Partnership represents 8.04% of the net loss for the year ended December 31, 2005. The amount allocated to minority interest was higher than in the prior year due mainly to the fact that the Operating Partnership was in place for a full year in 2005, compared to only the period subsequent to the IPO in 2004.

        Loss Allocated to Other Minority Interests—There were no losses allocated to other minority interests during the year ended December 31, 2005 because we redeemed or deconsolidated all other minority interests in operating properties during the year ended December 31, 2004. The only other minority interest in place as of December 31, 2005 is an interest in a development property which has not yet begun operations.

        Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures is due primarily to our purchase of new equity interests in joint ventures. As a result of the SUSA acquisition we own joint venture interests an additional 336 new properties.

        Gain on Sale of Real Estate Assets—The gain on sale of real estate assets was $0 for the year ended December 31, 2005 as there were no significant gains on the sale of assets during 2005. The gain on sale of real estate assets for the year ended December 31, 2004 was due primarily to a gain of $1,920 on the sale of our joint venture interest in a property in Laguna Hills, California in August 2004.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Overview

        Results for the year ended December 31, 2004 included the operations of 147 properties, seven of which were deconsolidated during 2004 (128 of which were consolidated and 19 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2003, which included the operations of 94 properties (57 of which were consolidated and 37 of which were in joint ventures accounted for using the equity method). Results for the quarter and year ended December 31, 2004 include the results of six properties in which we did not own any interest and one where we sold our joint venture interest in 2004. These properties were consolidated as a result of guarantees and/or puts for which we were liable. Five of the six properties were deconsolidated on August 16, 2004 upon the release of all guarantees and puts, and the other property was deconsolidated on December 31, 2004. Results for both periods also included equity in earnings of real estate ventures, third-party management fees, acquisition fees and development fees.

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	Company	Predecessor
	Year ended December 31,
				% Change
	2004	2003	$ Change
Property rental	$62,656	$33,054	$29,602	89.6%
Management and franchise fees	1,651	1,935	(284)	(14.7)%
Acquisition and development fees	1,200	654	546	83.5%
Other income	213	173	40	23.1%

Total revenues	$65,720	$35,816	$29,904	83.5%

        Property Rental—The increase in property rental revenues consisted primarily of $8,081 from the buyout of the certain joint venture interests (previously accounted for using the equity method of accounting), $16,777 from new acquisitions and $4,045 from increases in occupancy at lease-up properties. During the year ended December 31, 2004, the Company and the Predecessor opened five new properties, acquired 44 new properties, and continued to increase the occupancy at its other lease-up properties. The increase in stabilized property revenues consists primarily of increased rental rates.

        Management and Franchise Fees—Management and franchise fees represented 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures. The decrease in management fees was due to the Company's purchase of our joint venture partner's interest in Extra Space East One, LLC in 2004.

        Acquisition and Development Fees—The increase in acquisition fees and development fees was due to the increased volume of development relating to joint ventures in 2004. While the Company and the Predecessor purchased 44 properties in 2004, we did not recognize any acquisition fees as these properties are wholly owned and are consolidated.

        Other Income—Other income represented primarily income from truck rentals.

Expenses

        The following table sets forth information on expenses for the years indicated:

	Company	Predecessor
	Year ended December 31,
				% Change
	2004	2003	$ Change
Property operations	$26,066	$14,858	$11,208	75.4%
Unrecovered development/acquisition costs and support payments	739	4,937	(4,198)	(85.0)%
General and administrative	12,465	8,297	4,168	50.2%
Depreciation and amortization	15,552	6,805	8,747	128.5%

Total expenses	$54,822	$34,897	$19,925	57.1%

        Property Operations—The increase in property operations expense was primarily due to increases of $2,654 from the buyout of certain joint venture interests (previously accounted for using the equity method of accounting), $6,306 from new acquisitions and $2,238 from lease-up properties. During the year ended December 31, 2004, the Company and the Predecessor opened five new properties, acquired 44 new properties, and continued to increase the occupancy at its other lease-up properties. Existing lease-up property expenses increased due to increases in utilities, office expenses, repairs and maintenance and property taxes due to reassessment. The increase in stabilized property expenses consisted primarily of payroll and property taxes.

        Unrecovered Development/Acquisition Costs and Support Payments—Unrecovered development costs for 2003 included $1,520 relating to final performance guarantee payments to the joint venture partner in Extra Space West One, LLC and Extra Space East One, LLC. In addition, the decrease was due to approximately $2,500 in costs relating to potential acquisitions, which were written off during the year ended December 31, 2003.

        General and Administrative—The increase in general and administrative expenses in 2004 compared to 2003 is due to fewer internal development expenses capitalized in 2004—$1,198, than were capitalized in 2003—$1,797, and to overhead added to prepare for growth, and our ongoing public company costs. In addition, we recognized $1,205 in compensation expense related to employee unit grants in 2004.

        Depreciation and Amortization—The increase in depreciation and amortization expense results from more properties being open due to development and acquisition during 2004, than were open during the year ended December 31, 2003. The Company and the Predecessor acquired 44 properties, bought out joint venture partners on 22 properties and opened five properties in 2004.

Other Income and Expenses

        The following table sets forth information on other income and expenses for the years indicated:

	Company	Predecessor
	Year ended December 31,
				% Change
	2004	2003	$ Change
Interest expense	$(28,491)	$(18,746)	$(9,745)	52.0%
Interest income	251	445	(194)	(43.6)%
Loss on debt extinguishments	(3,523)	—	(3,523)	(100.0)%
Minority interest—Fidelity preferred return	(3,136)	(4,132)	996	(24.1)%
Minority interest—Operating Partnership	113	—	113	100.0%
Loss allocated to other minority interests	2,290	1,431	859	60.0%
Equity in earnings of real estate ventures	1,387	1,465	(78)	(5.3)%
Gain on sale of real estate assets	1,749	672	1,077	160.3%

Total other income (expense)	$(29,360)	$(18,865)	$(10,495)	55.6%

        Interest Expense and Loss on Debt Extinguishments—The increase in interest expense and loss on debt extinguishments was due primarily to additional debt and interest relating to new properties entering the lease-up stage being expensed rather than capitalized (interest was capitalized during the development phase) and $3,523 being paid to extinguish debt. Capitalized interest during the years ended December 31, 2004 and 2003 was $1,213 and $2,593, respectively. In addition, during 2004, the Company and the Predecessor acquired 44 new properties and bought out joint venture partners on 22 properties, which increased its average outstanding debt.

        Minority Interest—Fidelity Preferred Return—The decrease in minority interest—Fidelity preferred return for the year ended December 31, 2004 compared to the year ended December 31, 2003 was due to the redemption of the Fidelity minority interest on August 17, 2004.

        Minority Interest Operating Partnership—Loss allocated to the Operating Partnership represents 8.05% of the net loss subsequent to the IPO and totaled $113 for the year ended December 31, 2004.

        Loss Allocated to Other Minority Interests—The increase in loss allocated to other minority interests in 2004 compared to 2003 was primarily due to additional losses on lease-up properties allocated to Extra Space Development ("ESD") in 2004 under the joint venture operating agreements.

        Equity in Earnings of Real Estate Ventures—Equity in earnings of real estate ventures decreased in 2004 primarily due to the Predecessor purchasing its joint venture partner's interest in 18 self-storage facilities held by Extra Space Storage East One, LLC and these facilities being subsequently consolidated, offset by increased profitability of Extra Space West One, LLC.

        Gain on Sale of Real Estate Assets—The increase in gain on sale of real estate assets was due primarily to a gain of $1,920 on the sale of our joint venture interest in a property in Laguna Hills, California in August 2004.

FUNDS FROM OPERATIONS

        FFO provides relevant and meaningful information about our operating performance that is necessary, along with net loss and cash flows, for an understanding of our operating results. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income (loss) computed in accordance with accounting principles generally accepted in the United States ("GAAP"), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net loss and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

        The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to net cash flow from operating activates as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets for the calculation of FFO:

For the Year Ended December 31, 2005
Net Loss	$(4,966)
Plus:
Real estate depreciation	20,105
Amortization of intangibles	10,345
Joint venture real estate depreciation	2,186
Less:
Loss allocated to operating partnership minority interest	(434)

Funds from operations	$27,236

Funds from operations per share	$0.70

Weighted average number of shares
Common stock (excluding unvested restricted shares)	35,481,538
OP units	3,283,059

Total	38,764,597

SAME-STORE STABILIZED PROPERTY RESULTS

        We consider same-store stabilized portfolio to consist of only those properties owned wholly at the beginning and at the end of the applicable periods presented and that had achieved stabilization as of the first day of such period. The following table sets forth operating data for the same-store portfolio for our same store portfolio. We consider the following same-store presentation to be meaningful in regards to the 38 properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments.

							Company	Predecessor
	Quarter Ended December 31,			Year Ended December 31,
							Year Ended December 31,
			Percent Change			Percent Change			Percent Change
	2005	2004		2005	2004		2004	2003
Same-store rental revenues	$7,194	$6,857	4.9%	$28,010	$26,974	3.8%	$22,597	$21,861	3.4%
Same-store operating expenses	2,414	2,330	3.6%	9,578	8,993	6.5%	7,385	7,189	2.7%
Non same-store rental revenues	31,160	15,252	104.3%	92,630	35,682	159.6%	40,059	11,193	257.9%
Non same-store operating expenses	12,264	6,600	85.8%	36,385	17,073	113.1%	18,681	7,669	143.6%
Total rental revenues	38,354	22,109	73.5%	120,640	62,656	92.5%	62,656	33,054	89.6%
Total operating expenses	14,678	8,930	64.4%	45,963	26,066	76.3%	26,066	14,858	75.4%
Properties included in same-store	38	38		38	38		31	31

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

        Same-Store Rental Revenues.    The increase in same-store rental revenues was primarily due to increased rental rates and our ability to maintain occupancy.

        Same-Store Operating Expenses.    The increase in same-store operating expenses was primarily due to an increase in repairs and maintenance, snow removal costs and property taxes.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

        Same-Store Rental Revenues.    The increase in same-store rental revenues was primarily due to increased rental rates and our ability to maintain occupancy.

        Same-Store Operating Expenses.    The increase in same-store operating expenses was primarily due to an increase in insurance and property taxes.

CCS and CCU Property Performance:

        As described in our prospectus for our IPO, upon the achievement of certain levels of net operating income with respect to 14 of our pre-stabilized properties, our CCSs and our operating partnership's CCUs will convert into additional shares of common stock and OP units, respectively, beginning with the quarter ending March 31, 2006. The average occupancy of these 14 properties as of December 31, 2005 was 71.1% as compared to 59.1% at December 31, 2004. The table below outlines the performance of the properties for the quarter and year ended December 31, 2005 and 2004, respectively.

							Company	Predecessor
	Quarter Ended December 31,			Year Ended December 31,
							Year Ended December 31,
			Percent Change			Percent Change			Percent Change
	2005	2004		2005	2004		2004	2003
CCS/CCU rental revenues	$2,382	$1,805	32.0%	$8,432	$6,043	39.5%	$6,043	$3,043	98.6%
CCS/CCU operating expenses	1,369	1,134	20.7%	5,479	4,606	18.9%	4,606	3,097	48.7%
CCS/CCU net operating income	1,012	671	51.0%	2,953	1,437	105.5%	1,437	(54)	2,761%
Non CCS/CCU rental revenues	35,972	20,304	77.2%	112,208	56,613	98.2%	56,613	30,011	88.6%
Non CCS/CCU operating expenses	13,309	7,796	70.7%	40,484	21,460	88.7%	21,460	11,761	82.5%
Total rental revenues	38,354	22,109	73.5%	120,640	62,656	92.5%	62,656	33,054	89.6%
Total operating expenses	14,678	8,930	64.4%	45,963	26,066	76.3%	26,066	14,858	75.4%

        The increase in CCS/CCU rental revenues was primarily due to increased occupancy. The increase in CCS/CCU operating expenses was primarily due to an increase in property taxes and repairs and maintenance.

CASH FLOWS

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

        Cash flows provided by (used in) operating activities were $14,771 and ($6,158) for the years ended December 31, 2005 and 2004, respectively. The increase in cash provided by operating activities was due to the addition of new stabilized properties through the SUSA acquisition and other acquisitions. There have also been lower cash funding requirements relating to our lease-up properties as occupancy has increased.

        Cash used in investing activities was ($614,834) and ($261,298) for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 is primarily the result of the $530,972 of cash paid in the acquisition of Storage USA. This increase was offset by the fact that we acquired fewer other properties and had fewer development projects during 2005 compared to 2004. We also received payments of $26,783 related to the notes receivable acquired in conjunction with the SUSA transaction during 2005.

        Cash provided by financing activities was $604,387 and $280,039 for the years ended December 31, 2005 and 2004, respectively. The 2005 financing activities consisted primarily of net proceeds from share issuances of $271,537, additional borrowings of $808,936, including borrowings to fund the SUSA acquisition, offset by the repayment of $431,255 of line of credit and notes payable. The 2004 financial activities consisted primarily of net proceeds from share issuances of $264,475, additional borrowings of $418,154, including borrowings to fund the purchase of 44 stabilized properties and the development of existing projects, offset by the repayment of $325,917 of borrowings.

2005 OPERATIONAL SUMMARY

        2005 proved to be both a rewarding and challenging year for us. During the course of the year, we became the second largest operator of self-storage in the United States with the acquisition of SUSA, and faced the expected challenges of a complex integration while attempting to maximize operational performance in a competitive marketplace.

        The SUSA acquisition took center stage in 2005 and commanded a majority of our efforts throughout the year, especially during the second and third quarters. Our operating results were positive, as revenue levels increased compared to those seen in 2004. However, our operational performance lagged internal expectations during the first six months of 2005 due to the resources required to close and integrate the SUSA acquisition.

        Operational performance improved significantly in the last six months of the year, largely due to the impact of the newly acquired SUSA properties and more aggressive pricing and discounting strategies instituted by RevMan. Mission critical business processes were completed shortly after the closing of the transaction, and the majority of the integration has been completed. As a result of completing this integration, we are hopeful that the recent performance trend will continue.

        The Florida and California markets were among our strongest performing markets, both before and after the SUSA acquisition. After the acquisition, our newly strengthened markets of Phoenix, Las Vegas and Washington D.C. were also recognized for their strong revenue growth. Metro-Chicago, Michigan, New Jersey, Ohio and Pennsylvania were among our weakest performing markets.

        Competitive pressure remains a factor to performance. However, due to the strength of self-storage fundamentals in many markets, the ability to raise rental rates continues to be evident. Despite these increases, many competitors are continuing with high levels of rental discounts, which act as a drag on revenue.

        On a same-store basis for our pre-SUSA, legacy properties, we experienced increased rental activity compared to 2004, while move-out activity was slightly lower. The SUSA properties experienced increased rental activity compared to 2004, while move-out activity was slightly lower.

OUTLOOK

        We anticipate continued strength in self-storage fundamentals due to positive economic conditions in many of our core markets. We believe that the ability to increase revenues in 2006 over levels achieved in 2005 exists.

        We have seen improvement in our recent year-on-year performance with both occupancy and revenue. Though there can be no assurance that this trend will continue, we believe that positive economic conditions, the quality and location of our property portfolio and the combination of technology and RevMan, with its ability to implement real-time pricing and promotions, will provide us with the opportunity to grow revenues in 2006.

        We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. Despite this, we expect a positive operating environment for self-storage operators, particularly for those with well-located, highly visible, and efficiently managed self-storage properties. We will continue to enhance operational processes and implement technology to maximize our effectiveness as an operator.

REVENUE OUTLOOK

        Increased revenues were seen by many operators in 2005. This was also true for us, as was illustrated by positive same-store revenue growth. The ability for us to leverage RevMan and our technology platform gives us a positive revenue outlook for 2006. We aim to achieve not the highest level of occupancy, but the highest sustainable level of revenue to increase stockholder value. This may mean lower occupancy levels when compared on a year-on-year basis. We will also selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through our point of sale software and RevMan.

        Rental discounts were flat in 2005 on our same-store portfolio compared to 2004 and remains an important factor for us. Our evolving system of analyzing different data as it relates to site performance, competitive variables and operational experience will drive site-level and portfolio performance in the future. The ability to proactively control discounts also rests upon the site management team, and we are developing several initiatives to assist our field personnel in this regard.

        With the acquisition of SUSA and our increased scale, advertising opportunities that only a few self-storage companies currently possess are now available to us. We will continue to look at communication tools that stretch marketing dollars further while investigating marketing channels to better communicate our services to prospective customers. Online marketing and commercial sales are two marketing programs that will be much more prominent in 2006, especially since the acquisition of SUSA. These programs were heavily utilized at SUSA, and we believe that they will have a positive affect on our ability to maximize revenues over time.

EXPENSE OUTLOOK

        Property taxes, utilities and repairs and maintenance were the main components of 2005's increased operating expenses. As we continue to acquire existing self-storage facilities, tax reassessments will continue to occur. Snow removal was the main factor behind the increase in repairs and maintenance and is largely uncontrollable. National vendor programs have and will continue to be pursued which may drive down the cost of facility maintenance due to increased scale. We are not forecasting any major increase in repairs and maintenance in 2005. We believe that through continued refinement of insurance and risk management processes that insurance costs can also be reduced.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2005, we had approximately $28,653 available in cash and cash equivalents. We will be required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. We intend to use this cash to purchase additional self-storage properties in the first quarter of 2006. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        On September 9, 2004, we, as guarantor, and our Operating Partnership entered into a $100 million revolving line of credit ("Credit Facility"), which includes a $10 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of December 31, 2005, the Credit Facility had approximately $76.1 million of available borrowings based on the assets collateralizing the Credit Facility. There was no principal balance outstanding under the Credit Facility as of December 31, 2005.

        On October 4, 2004, we entered into a reverse interest rate swap with U.S. Bank National Association, relating to our existing $61,770 fixed rate mortgage with Wachovia Bank, which is due 2009. Pursuant to the swap agreement, we will receive fixed interest payments of 4.30% and pay variable interest payments based on the one-month LIBOR plus .655% on a notional amount of $61,770. There were no origination fees or other up front costs incurred by us in connection with the swap agreement.

        As of December 31, 2005, we had approximately $866.8 million of debt, resulting in a debt to total capitalization ratio of 52.1%. As of December 31, 2005, the ratio of total fixed rate debt and other instruments to total debt is 89.1%. The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2005 is 5.3%.

        We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under our Credit Facility.

Long-Term Liquidity Needs

        Our long-term liquidity needs consist primarily of distributions to stockholders, new facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We do not expect that our operating cash flow will be sufficient to fund our long term liquidity needs and instead expect to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. We may also use OP Units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

OFF-BALANCE SHEET ARRANGEMENTS

        Except as disclosed in the notes to our financial statements, we do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

CONTRACTUAL OBLIGATIONS

        The following table sets forth information on payments due by period at December 31, 2005:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$45,505	$4,465	$8,832	$8,336	$23,872
Notes payable, notes payable to trusts and line of credit
Interest	276,930	45,569	90,453	81,855	59,053
Principal	866,783	6,500	8,078	416,758	435,447

Total contractual obligations	$1,189,218	$56,534	$107,363	$506,949	$518,372

        As of December 31, 2005, the weighted average interest rate for all fixed rate loans was 5.3%, and the weighted average interest rate on all variable rate loans was 5.7%.

FINANCING STRATEGY

        We will continue to employ leverage in our capital structure in amounts determined from time to time by our board of directors. Although our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, our board of directors will consider factors including but not limited to:

  •
  the interest rate of the proposed financing;
  •
  the extent to which the financing impacts flexibility in managing our properties;
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

SEASONALITY

        The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, our highest level of occupancy has been as of the end of July, while our lowest level of occupancy has been in late February and early March. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share—Based Payment," ("SFAS 123(R)") which requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes APB No. 25, "Accounting for Stock Issued to Employees," but does not change the accounting guidance for share—based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS 123 (R) is effective for our year beginning January 1, 2006. We intend to use the "modified—prospective" method to report stock compensation upon adoption of SFAS 123(R). The stock-based compensation expense for 2006 is not expected to be materially different than the pro forma expense disclosed for 2005 under APB No. 25. We will allocate the expense for unvested stock options granted prior to January 1, 2006 over the vesting period, unless the options are forfeited.

        In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (EITF 04-05"). EITF 04-05 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-05 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-05. EITF 04-05 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-05 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Currently, this guidance will not materially affect our consolidated financial position, results of operations or statement of cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future income, cash flows and fair values of financial instruments are dependent upon prevailing market interest rates.

Interest Rate Risk

        Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        As of December 31, 2005, we had $866.8 million in total debt of which $94.2 million is subject to variable interest rates (including the $61.8 million on which we have the reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $1.0 million annually.

        Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

        The fair value of fixed rate notes payable and notes payable to trusts at December 31, 2005 was $750,527. The carrying value of these fixed rate notes payable at December 31, 2005 was $772,570.

Item 8.    Financial Statements and Supplementary Data

EXTRA SPACE STORAGE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES

Reports of Independent Registered Public Accounting Firms
Financial Statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Redeemable Units and Members' and Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule as of December 31, 2005:
Schedule III—Real Estate and Accumulated Depreciation

        All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited the accompanying consolidated balance sheet of Extra Space Storage Inc. and subsidiaries ("the Company") as of December 31, 2005, and the related consolidated statements of operations, redeemable units and members' and stockholders' equity (deficit), and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah
March 9, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Extra Space Storage, Inc.

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of redeemable units and members' and shareholders' equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Extra Space Storage Inc. and its subsidiaries (the "Company") at December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 10, 2005

Extra Space Storage Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2005	2004
Assets:
Real estate assets:
Net operating real estate assets	$1,201,959	$694,936
Real estate under development	10,719	1,963

Net real estate assets	1,212,678	696,899
Investments in real estate ventures	90,898	6,182
Cash and cash equivalents	28,653	24,329
Restricted cash	18,373	4,430
Receivables from related parties and affiliated real estate joint ventures	23,683	2,501
Notes receivable	12,109	—
Other assets, net	33,798	14,143

Total assets	$1,420,192	$748,484

Liabilities, Minority Interests, and Stockholders' Equity:
Notes payable	$747,193	$433,977
Notes payable to trusts	119,590	—
Line of credit	—	39,000
Accounts payable and accrued expenses	13,261	3,444
Other liabilities	23,785	7,003

Total liabilities	903,829	483,424

Minority interest in Operating Partnership	36,010	21,453
Other minority interests	225	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 51,765,795 and 31,169,950 shares issued and outstanding at December 31, 2005 and 2004, respectively	518	312
Paid-in capital	626,123	347,883
Deferred stock compensation	(2,374)	—
Accumulated deficit	(144,139)	(104,588)

Total stockholders' equity	480,128	243,607

Total liabilities, minority interests, and stockholders' equity	$1,420,192	$748,484

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Company		Predecessor
	For the Year Ended December 31,
	2005	2004	2003
Revenues:
Property rental	$120,640	$62,656	$33,054
Management and franchise fees	10,650	1,651	1,935
Tenant insurance	1,882	—	—
Acquisition and development fees	992	1,200	654
Other income	564	213	173

Total revenues	134,728	65,720	35,816

Expenses:
Property operations	45,963	26,066	14,858
Tenant insurance	1,023	—	—
Unrecovered development/acquisition costs and support payments	302	739	4,937
General and administrative	24,081	12,465	8,297
Depreciation and amortization	31,005	15,552	6,805

Total expenses	102,374	54,822	34,897

Income before interest, loss on debt extinguishments, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets	32,354	10,898	919
Interest expense	(42,549)	(28,491)	(18,746)
Interest income	1,625	251	445
Loss on debt extinguishments	—	(3,523)	—
Minority interest—Fidelity preferred return	—	(3,136)	(4,132)
Minority interest—Operating Partnership	434	113	—
Loss allocated to other minority interests	—	2,290	1,431
Equity in earnings of real estate ventures	3,170	1,387	1,465

Loss before gain on sale of real estate assets	(4,966)	(20,211)	(18,618)
Gain on sale of real estate assets	—	1,749	672

Net loss	$(4,966)	$(18,462)	$(17,946)

Preferred return on Class B, C, and E units	—	(5,758)	(5,336)
Loss on early redemption of Fidelity minority interest	—	(1,478)	—

Net loss attributable to common stockholders	$(4,966)	$(25,698)	$(23,282)

Net loss per share—basic and diluted(1)	$(0.14)	$(1.68)	$(5.62)

Weighted average number of shares—basic and diluted	35,481,538	15,282,725	4,141,959
Cash dividends paid per share common stock	$0.91	$0.34

(1)
The basic loss per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented and are antidilutive. These securities will not participate in distributions until they are converted, which cannot occur prior to March 31, 2006.

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Redeemable Units and Members' and Stockholders' Equity (Deficit)

(Dollars in thousands, except unit and share data)

	Redeemable Units	Members' and Stockholders' Equity
			Note Receivable from Centershift
	Class C and E Units	Class A and B Units		Common Stock	Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Members' and Stockholders' Equity (Deficit)
Predecessor
Balances at December 31, 2002	$18,544	$45,374	$(2,385)	$—	$—	$—	$(34,017)	$8,972
Member units issued in acquisition of a real estate asset: C units (1,021,024 units) and A units (900,905 units)	1,021	180	—	—	—	—	—	180
Advances to Centershift	—	—	(1,798)	—	—	—	—	(1,798)
Accrued interest on advances to Centershift	—	—	(310)	—	—	—	—	(310)
Member contributions: C units (6,867,514 units), A units (16,218,769 units) and B units (6,505,986 units)	6,868	9,847	—	—	—	—	—	9,847
Redemption of units: C units (324,585 units), A units (100,263) and B units (1,870,943)	(325)	(1,901)	—	—	—	—	—	(1,901)
Return paid on Class C and Class E units	—	—	—	—	—	—	(1,451)	(1,451)
Net loss	—	—	—	—	—	—	(17,946)	(17,946)

Balances at December 31, 2003	26,108	53,500	(4,493)	—	—	—	(53,414)	(4,407)
Member units issued in acquisition of real estate assets: C units (2,467,715 units), A units (1,593,665 units) and B units (241,513 units)	2,468	720	—	—	—	—	—	720
Member units issued in exchange for receivables: C units (944,370 units) and A units (6,666,667 units)	944	2,000	—	—	—	—	—	2,000
Members units issued to repay notes and related party payables: C units (1,466,250 units) and A units (862,500 units)	1,466	259	—	—	—	—	—	259
Member units granted to employees: A units (4,016,838 units)	—	1,205	—	—	—	—	—	1,205
Member contributions: C untis (14,985,500 units), A units (10,015,000 units) and B units (1,700,000 units)	14,986	4,705	—	—	—	—	—	4,705
Redemption of units: C units (20,835 units) and B units (222,500 units)	(21)	(223)	—	—	—	—	—	(223)
Redempion of units in exchange for note payable: A units (3,000,000 units) and B units (1,141,064 units)	—	(3,700)	—	—	—	—	—	(3,700)
Redempion of units in exchange for land: C units (846,396 units)	(846)	—	—	—	—	—	—	—
Distribution of equity ownership in Extra Space Development	—	—	—	—	—	—	(9,000)	(9,000)
Distribution of note receivable from Centershift	—	—	4,493	—	—	—	(4,493)	—
Return earned on Class B, C and E units	—	—	—	—	—	—	(7,181)	(7,181)
Net loss	—	—	—	—	—	—	(17,181)	(17,181)

Balances at August 16, 2004	45,105	58,466	—	—	—	—	(91,269)	(32,803)

Extra Space Storage Inc.

Consolidated Statements of Redeemable Units and Members' and Stockholders' Equity (Deficit)

(Dollars in thousands, except unit and share data)

	Redeemable Units	Members' and Stockholders' Equity
			Note Receivable from Centershift
	Class C and E Units	Class A and B Units		Common Stock	Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Members' and Stockholders' Equity (Deficit)
Company
Issuance of common stock (7,939,950 shares) and CCUs (3,888,843 shares) in exchange for units: C units (25,832,407), E units (14,900,000), A units (77,474,775) and B units (34,339,370 units)	(40,733)	(43,953)	—	80	84,606	—	—	40,733
Redemption of units: C units (4,372,358), A units (70,000 units) and B units (14,735,162 units)	(4,372)	(14,513)	—	—	—	—	—	(14,513)
Adjustment to establish minority interest in Operating Partnership	—	—	—	—	(8,481)	—	—	(8,481)
Deconsolidation of Extra Space Development real estate ventures	—	—	—	—	7,515	—	—	7,515
Issuance of common stock in initial public offering, net of offering costs (23,230,000 shares)	—	—	—	232	264,243	—	—	264,475
Net loss	—	—	—	—	—	—	(1,281)	(1,281)
Loss on early redemption of minority interest—Fidelity	—	—	—	—	—	—	(1,478)	(1,478)
Dividends paid on common stock at $0.34 per share	—	—	—	—	—	—	(10,560)	(10,560)

Balances at December 31, 2004	—	—	—	312	347,883	—	(104,588)	243,607
Issuance of common stock, net of offering costs (20,000,000 shares)	—	—	—	200	271,337	—	—	271,537
Conversion of operating partnership units for common stock (400,000 shares)	—	—	—	4	3,923	—	—	3,927
Issuance of common stock upon the exercise of options (5,845 shares)	—	—	—	—	7	—	—	7
Restricted stock grants (190,000 shares)	—	—	—	2	2,973	(2,975)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	601	—	601
Net loss	—	—	—	—	—	—	(4,966)	(4,966)
Dividends paid on common stock at $0.91 per share	—	—	—	—	—	—	(34,585)	(34,585)

Balances at December 31, 2005	$—	$—	$—	$518	$626,123	$(2,374)	$(144,139)	$480,128

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Company		Predecessor
	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(4,966)	$(18,462)	$(17,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,005	15,552	6,805
Amortization of deferred stock compensation	601	—	—
Amortization of discount on putable preferred interests in consolidated joint ventures	—	1,088	1,311
Minority interest—Fidelity preferred return	—	3,136	4,132
Loss allocated to minority interests	(434)	(2,403)	(1,431)
Member units granted to employees	—	1,205	—
Gain on sale of real estate assets	—	(1,749)	(672)
Distributions from real estate ventures in excess of earnings	6,356	493	802
Accrued interest on advances to Centershift	—	—	(310)
Changes in operating assets and liabilities:
Receivables from related parties	(18,691)	(2,573)	1,068
Other assets	(1,129)	1,330	927
Accounts payable	2,309	2,020	(1,312)
Payables to related parties	—	—	174
Other liabilities	(280)	(5,795)	(2,074)

Net cash provided by (used in) operating activities	14,771	(6,158)	(8,526)

Cash flows from investing activities:
Acquisition of real estate assets	(79,227)	(245,717)	—
Acquisition of Storage USA	(530,972)	—	—
Investments in trust preferred securities	(3,590)	—	—
Development and construction of real estate assets	(20,204)	(19,487)	(62,632)
Proceeds from sale of real estate assets	—	7,896	6,241
Investments in real estate ventures	(395)	(793)	(144)
Increase in cash resulting from de-consolidation of real estate assets and distribution of equity ownership in Extra Space Development and other properties	—	424	428
Change in restricted cash	(4,110)	(5,608)	(503)
Payments from (advances to) Centershift and Extra Space Development	—	3,562	(1,798)
Principal payments received on notes receivable	25,938	—	—
Purchase of equipment and fixtures	(2,274)	(1,575)	(798)

Net cash used in investing activities	(614,834)	(261,298)	(59,206)

See accompanying notes.

	Company		Predecessor
	For the Year Ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Proceeds from notes payable, notes payable to trust and line of credit	808,936	418,154	106,323
Principal payments on notes payable and line of credit	(431,255)	(325,917)	(61,613)
Deferred financing costs	(6,575)	(8,393)	(420)
Payments on other liabilities	—	(15)	(113)
Net payments to related parties and putable preferred interests in consolidated joint ventures	—	(35,627)	15,628
Member contributions	—	19,691	16,715
Return paid on Class B, C and E member units	—	(7,181)	(1,451)
Redemption of units	—	(19,129)	(2,226)
Minority interest investments	225	8,086	3,040
Minority interest distributions	—	(30)	(566)
Redemption of Operating Partnership units held by minority interest	(895)	(935)	—
Distributions to Operating Partnership units held by minority interests	(3,008)	—	—
Minority interest redemption by Fidelity	—	(15,558)	—
Preferred return paid to Fidelity	—	(7,022)	(2,300)
Proceeds from issuance of common shares, net	271,537	264,475	—
Proceeds from exercise of stock options	7	—	—
Dividends paid on common stock	(34,585)	(10,560)	—

Net cash provided by financing activities	604,387	280,039	73,017

Net increase in cash and cash equivalents	4,324	12,583	5,285
Cash and cash equivalents, beginning of the year	24,329	11,746	6,461

Cash and cash equivalents, end of the year	$28,653	$24,329	$11,746

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$37,645	$30,610	$17,892
Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$54,761	$59,740	$5,253
Payables to related parties	—	(21,827)	—
Notes payable	(10,260)	(18,565)	(2,500)
Accounts payable and other liabilities	(21,680)	(2,139)	(1,552)
Minority interest in Operating Partnership	(22,821)	(14,021)	—
Member units	—	(3,188)	—
Member units issued in exchange for receivables	—	2,944	—
Member units issued to repay notes and related party payables	—	1,190	—
Redemption of units in exchange for note payable	—	3,700	—
Adjustment to establish minority interest in Operating Partnership	—	8,481	—
Redemption of units in exchange for land	—	846	—
Restricted stock grants to employees	2,975	—	—
Conversion of Operating Partnership units held by minotiry interests for common stock	3,927	—	—

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2005

(Dollars in thousands, except shares and per share data)

1.     DESCRIPTION OF BUSINESS

Business

        Extra Space Storage Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), formed as a Maryland Corporation on April 30, 2004 to own, operate, manage, acquire and develop self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. The Company's interest in its properties is held through its operating partnership, Extra Space Storage LP (the "Operating Partnership"), which was formed on May 5, 2004. The Company's primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

        The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2005, the Company had direct and indirect equity interests in 546 storage facilities located in 34 states, including Washington D.C.

        The Company operates in two distinct segments: (1) property management and development; and (2) rental operations. The Company's property management and development activities include acquiring, managing, developing and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.

Initial Public Offering

        On August 17, 2004, the Company completed its initial public offering (the "Offering") of 20,200,000 shares of common stock, with proceeds to the Company of $234,825, net of offering costs of $17,675. As part of the offering, the Company granted the underwriters the right to purchase an additional 3,030,000 shares within 30 days after the Offering to cover over-allotments. On September 1, 2004, the underwriters exercised their right and purchased 3,030,000 shares of common stock with proceeds to the Company of $35,224, net of offering costs of $2,651. The Company also paid additional offering costs of $5,574 as part of the Offering.

        In connection with the Offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership ("OP") units, 3,888,843 contingent conversion shares ("CCSs"), 200,046 contingent conversion units ("CCUs") and $18,885 in cash. As a result of this exchange, the Predecessor became a wholly-owned subsidiary of the Operating Partnership. As of December 31, 2005, the Operating Partnership is a 93.12% subsidiary of the Company. The transaction did not result in a change in the carrying value of the Predecessor's assets and liabilities because the exchange was accounted for at historical cost as a transfer of assets between companies under common control.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the results of operations and financial condition of the Predecessor for the period from January 1, 2004 through August 16, 2004 and the year ended December 31, 2003 and the results of operations and financial condition of the Company subsequent to the Offering.

        The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly or majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        The Company follows FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses the consolidation of variable interest entities ("VIEs"). Under FIN 46R, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

        Under FIN 46R, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

        Based on the provisions of FIN 46R, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or facilities from an entity and pays a non-refundable deposit, or (ii) enters into arrangements for the formation of joint ventures, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has considered expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company's financial statements.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Assets

        Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. Capitalized interest during the years ended December 31, 2005, 2004 and 2003 was $460, $1,213 and $2,593, respectively.

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

        In connection with the Company's acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their estimated fair values. The Company measures the value of tenant relationships based on the Company's historical experience with turnover in its facilities. The Company amortizes to expense the tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated to be18 months).

        Intangible lease rights represent purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases. These rights are amortized to expense over the life of the lease.

Evaluation of Asset Impairment

        The Company evaluates long-lived assets which are held for use for impairment when events or circumstances indicate that there may be an impairment. When such an event occurs, the Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. Management has determined no property was impaired and no impairment charges have been recognized for the years ended December 31, 2005, 2004 and 2003.

        When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified for sale is less than the net carrying value of the assets, then a valuation allowance is established. Management has determined no property was held for sale at December 31, 2005. The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented.

Investments in Real Estate Ventures

        The Company's investments in real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary are recorded under the equity method of accounting on the accompanying consolidated financial statements.

        Under the equity method, the Company's investment in real estate ventures is stated at cost and adjusted for the Company's share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the "look through" approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture's sale of assets) in which case it is reported as an investing activity.

        Management assesses whether there are any indicators that the value of the Company's investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management's estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and it is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2005, 2004 and 2003.

Cash and Cash Equivalents

        The Company's cash is deposited with financial institutions located throughout the United States of America and at times may exceed federally insured limits. The Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash is comprised of escrowed funds deposited with financial institutions located in various states relating to earnest money deposits on potential acquisitions, real estate taxes, insurance, capital expenditures and lease liabilities. As of December 31, 2005 and 2004, the Company has debt agreements that require the Company to have unrestricted cash of $1,500 available at all times.

Other Assets

        Other assets consist primarily of equipment and fixtures, deferred financing costs, accounts receivable, investment in trusts, prepaid expenses, and deferred advertising costs. Depreciation of equipment and fixtures is computed on a straight-line basis over three to seven years. Deferred financing costs are amortized to interest expense using the effective interest method over the terms of the respective debt agreements. Deferred direct response advertising costs are amortized to property operating expenses over a thirty-month period on a straight-line basis.

Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and other liabilities reflected in the consolidated balance sheets at December 31, 2005 and 2004 approximate the fair values. The fair value of fixed rate notes payable and notes payable to trusts at December 31, 2005 and 2004 was $750,527 and $333,579, respectively. The carrying value of these fixed rate notes payable and notes payable to trusts at December 31, 2005 and 2004 was $772,570 and $340,669, respectively.

Conversion of Operating Partnership Units

        Conversions of Operating Partnership units to common stock, when converted under the original provisions of the agreement, are accounted for by reclassifying the underlying net book value of the units from minority interest to equity in accordance with Emerging Issues Task Force Issue No. 95-7, "Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts."

Revenue and Expense Recognition

        Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the lease. Property expenses, including utilities, property taxes, repairs and maintenance and other cost to manage the facilities are recognized as incurred.

        Management and franchise fee revenue and tenant insurance revenue are recognized when earned. Development and acquisition fee revenue is recognized as development costs are incurred.

Real Estate Sales

        The Company evaluates real estate sales for both sale recognition and profit recognition in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate". In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.

        The Predecessor periodically sold properties into real estate joint ventures or identified properties for acquisition by newly formed joint ventures in which it retained an interest. In connection with certain of these transactions, the Predecessor and/or a significant unit holder provided certain financial guarantees to the lender; or to support a put right on a portion of the joint venture partner's interest that effectively provided for a return on and of their investment. These arrangements preclude sale accounting under SFAS No. 66 and, accordingly, the Predecessor has reflected these transactions using the financing method set forth in SFAS No. 66. Under this method, the putable portions of these joint ventures partners' interests are reflected as liabilities; the initial fair value of the joint venture partners' non-putable residual interests are reflected as minority interests with offsetting discounts attributed to the liabilities associated with the putable interests, "putable preferred interests in consolidated joint ventures." These discounts are amortized using the effective interest method over the period until the relevant put first becomes exercisable (generally a period of three to five years depending on the terms of the individual transaction). The preferred return on the putable interest liabilities, plus the amortization of the discounts, is reflected as interest expense in the consolidated statements of operations. The joint venture partners are allocated their proportionate share of any profits, except that losses may not be allocated in excess of the originally ascribed basis. Concurrent with the Offering, the Company redeemed all putable interest liabilities by purchasing 100% of its partners' interest in these properties.

Advertising Costs

        The Company incurs advertising costs primarily attributable to directory, direct mail, internet and other advertising. Direct response advertising costs were deferred and amortized to expense during the years ending December 31, 2004 and 2003. The Company recognized $4,374, $2,950 and $1,902 in advertising expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in real estate and other taxes in the Company's consolidated statement of operations. For the year ended December 31, 2005, 100% (unaudited) of all distributions to stockholders qualify as a return of capital.

        The Company has elected to treat one of its existing corporate subsidiaries as taxable REIT subsidiaries ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

        The TRS has minimal book and tax income and has not recorded tax amounts under SFAS No. 109, "Accounting for Income Taxes," due to the amounts not being material.

        Prior to August 17, 2004, the Company elected to be treated as a partnership for tax purposes. The tax effects of the Company's operations were passed directly to members. Therefore, no provisions for income taxes were recorded in the accompanying consolidated financial statements for the Predecessor.

Stock-Based Compensation

        As permitted by SFAS No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123," the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net loss and basic and diluted loss per share as if the fair value method of valuing stock options had been applied. Under ABP No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

        For purposes of the pro forma disclosures, the Company applies SFAS No. 123, as amended by SFAS No. 148, which requires the Company to estimate the fair value of the employee stock options at the grant date using an option-pricing model. The Company recorded deferred stock compensation in stockholders' equity equal to the market value of the restricted shares on the date of grant and amortizes deferred stock compensation to expense over the vesting period.

        The following table represents the effect on net loss and loss per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, as amended:

	Company		Predecessor
	Year ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders as reported	$(4,966)	$(25,698)	$(23,282)
Add: Stock-based compensation expense included in reported net loss attributable to common stockholders	601	—	—
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1,261)	$(129)	$—

Pro forma net loss	$(5,626)	$(25,827)	$(23,282)

Loss per common share
Basic and diluted—as reported	$(0.14)	$(1.68)	$(5.62)
Basic and diluted—pro forma	$(0.16)	$(1.69)	$(5.62)

        The above pro forma disclosures are not necessarily representative of the effects on reported net loss for future years.

Net Loss Per Share

        Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average common shares outstanding, less unvested restricted stock. Diluted earnings (loss) per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using the treasury stock method. Potential common shares are securities (such as options, warrants, convertible debt, and convertible OP units) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, the number (i.e. net income or loss) is adjusted to add back any changes in earnings (loss) in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings (loss) per share, only potential common shares that are dilutive, those that reduce earnings (loss) per share, are included. Since the Company generated a loss for 2005, the impact of inclusion of the potential conversion of securities into common shares is anti-dilutive and therefore diluted earnings per share is the same as basic earnings per share. Excluded from the computation of diluted common shares outstanding are: 173,750 shares of restricted stock grants, 3,032,398 stock options, and 3,825,787 convertible OP units.

        For the periods prior to the Offering, the weighted average number of common shares outstanding includes Class A units as if the Class A units had been converted to common stock using the initial public offering conversion ratio of one Class A unit to 0.08 shares of common stock. Basic and diluted earnings per share are calculated by dividing net the loss attributable to common stockholders by the weighted average shares outstanding. The net loss attributable to common stockholders represents the net loss, less the preferred return payable by the Predecessor on Class B, C and E units, less the loss on early redemption of Fidelity minority interest. The loss on early redemption of Fidelity minority interest represents additional preferred return paid to Fidelity for the period between the redemption date of September 9, 2004 and November 25, 2004. The amount was paid based on the agreement whereby Fidelity was entitled to a preferred return through November 25, 2004, regardless of the redemption date.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes APB No. 25, "Accounting for Stock Issued to Employees," but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS 123 (R) is effective for the Company's year beginning January 1, 2006. The Company intends to use the "modified-prospective" method to report stock compensation upon adoption of SFAS 123(R). The stock-based compensation expense for 2006 is not expected to be materially different than the pro forma expense disclosed for 2005 under APB No. 25. The Company will allocate the expense for unvested stock options granted prior to January 1, 2006 over the vesting period, unless the options are forfeited.

        In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (EITF 04-05"). EITF 04-05 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-05 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-05. EITF 04-05 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-05 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Currently, this guidance will not materially affect the Company's consolidated financial position, results of operations or statement of cash flows.

Reclassifications

        Certain amounts in the 2004 and 2003 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation, including the reclassification of interest income from total revenues to other revenue and expenses. Such reclassification did not impact previously reported net loss or accumulated deficit.

3.     REAL ESTATE ASSETS

        Real estate assets at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Land	$304,892	$179,932
Buildings and improvements	929,745	527,917
Intangible assets—tenant relationships	22,174	12,026
Intangible lease rights	3,400	3,400

	1,260,211	723,275
Less: accumulated depreciation and amortization	(58,252)	(28,339)

Net operating real estate assets	1,201,959	694,936
Real estate under development	10,719	1,963

Net real estate assets	$1,212,678	$696,899

        The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant utilizes the facility (18 months). The Company amortizes to expense the intangible lease rights over the term of the lease (5 years). Amortization related to the tenant relationships and lease rights was $10,345 and $3,404 for 2005 and 2004, respectively. The majority balance of the unamortized tenant relationships at December 31, 2005 will be amortized in 2006. The remaining balance of the unamortized lease rights will be amortized over the next 12 to 23 years.

4.     BUSINESS ACQUISITION

        To expand its business, on July 14, 2005, the Company, through its subsidiary Extra Space Storage LLC ("ESS LLC") and the Operating Partnership, closed the acquisition (the "Transaction") of various entities that collectively comprise the Storage USA self-storage business pursuant to the Purchase and Sale Agreement (the "Agreement"), dated May 5, 2005, between ESS LLC, the Operating Partnership, Security Capital Self Storage Incorporated, a Delaware corporation, PRISA Self Storage LLC, a Delaware limited liability company ("PRISA"), PRISA II Self Storage LLC, a Delaware limited liability company ("PRISA II"), PRISA III Self Storage LLC, a Delaware limited liability company ("PRISA III"), VRS Self Storage LLC, a Delaware limited liability company ("VRS"), WCOT Self Storage LLC, a Delaware limited liability company ("WCOT"), and the Prudential Insurance Company of America, a New Jersey corporation (together with its affiliates, "Prudential").

        In connection with the Transaction, the Company acquired 61 wholly-owned self storage properties, acquired Storage USA ("SUSA") Partnership, L.P.'s equity interest in joint ventures which collectively owned 78 properties and assumed the management of 60 franchises and third party owned properties. In addition, 259 of the self-storage properties were acquired in the Transaction by five separate limited liability companies owned by five subsidiaries of the Company (each, a "Company Sub") and Prudential. The limited liability company agreements govern the rights and responsibilities of each such limited liability company. The Company also acquired $37.7 million of notes receivable due from franchisees.

        The total purchase cost for SUSA of approximately $585.7 million consists of the following:

Cash	$530,972
Operating Partnership units issued (1,470,149 units)	22,821
Liabilities assumed	31,940

Total purchase price	$585,733

        The total purchase price for the acquisition of SUSA has been allocated to tangible and intangible assets and liabilities based on their estimated fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Other tangible assets and liabilities and intangible assets, which represent the value of existing tenant relationships, are recorded at their estimated fair value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Tangible assets:
Land	$86,234
Building	342,634
Intangibles assets:
Tenant relationships	9,009
Investment in real estate ventures	90,677
Other assets and liabilities, net	57,179

Total assets acquired	$585,733

        Intangible assets—tenant relationships are amortized on a straight-line basis over the average period that the Company's tenants utilized the facility (18 months).

        The following table reflects the results of the Company's operations on a pro forma basis as if the SUSA acquisition had been completed on January 1, 2004. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2004, nor is it necessarily indicative of future operating results.

	Years ending December 31,
	2005	2004
Revenues	$176,591	$137,808
Net loss	$(5,582)	$(25,694)
Loss per share	$(0.16)	$(1.68)

5.     PROPERTY ACQUISITIONS

        On December 20, 2005, the Company purchased one self-storage facility located in Louisville, Kentucky from a franchisee in which the company had no equity ownership for cash of $3,659.

        On March 28, 2005, the Company purchased one self-storage facility located in Green Acres, Florida from a third party for cash of $4,702.

        On March 8, 2005, the Company purchased four self-storage facilities located in Orlando, Florida from a third party for cash of $29,575.

        On February 28, 2005, the Company purchased one self-storage facility located in Atlanta, Georgia from a third party for cash of $11,751.

        On January 18, 2005, the Company purchased one self-storage facility located in Avenel, New Jersey from a third party for $9,788. The Company paid cash of $5,564, assumed a note payable of $4,142 and other liabilities of $82.

        On January 1, 2005, the Company purchased one self-storage facility located in Palmdale, California from certain members of the Company's management team and a director for $6,707. The Company paid cash of $3,321, assumed a note payable for $3,342 and other liabilities of $44. The independent members of the Company's Board of Directors approved this acquisition.

        During December 2004, the Company purchased four self-storage facilities located in New Jersey and Pennsylvania from third parties for cash of $25,547.

        On August 27, 2004, the Company purchased 26 self-storage properties from Storage Spot Properties No. 1, L.P. and Storage Spot Properties No. 4, L.P. for cash of approximately $146,500. In addition, the seller received an additional $4,500 based on the operating performance of the 26 properties in 2005. The $4,500 paid in 2005 represents additional purchase price and was reflected within the basis of the assets acquired and liabilities assumed as the contingent payment was made within the allocation period as defined by SFAS No. 141, "Business Combinations."

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

        On June 1, 2004, the Predecessor purchased nine self-storage facilities from Extra Space West One LLC, a joint venture in which the Predecessor was a member. The facilities are located in California, Florida and Utah. The Predecessor paid cash of $39,264, issued a note for $12,400 to its joint venture partner and assumed other liabilities of $726, for total consideration of $52,390.

        On May 4, 2004, the Predecessor purchased the joint venture partner's interest in Extra Space East One LLC. The Predecessor paid cash of $9,888 and issued a note for $8,400 to its joint venture partner for total consideration of $18,288.

        On April 1, 2004, the Predecessor purchased the joint venture partner's interest in two self-storage facilities in Tracy, California for $2,006. The Predecessor issued 455,069 Class C units valued at $455 and 267,688 Class A units valued at $80 and paid cash of $1,471.

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

        In January 2004, the Predecessor purchased the joint venture partner's interest in a self-storage facility in Manteca, California for $3,436. The Predecessor issued 778,102 Class C units valued at $778 and 457,706 Class A units valued at $137, assumed existing debt of $2,453 and other liabilities of $68 associated with the property. Also in January 2004, the Predecessor purchased an office park from members in Worcester, Massachusetts for $2,800. The Predecessor issued 510,000 Class C units valued at $510 and 300,000 Class A units valued at $90, assumed existing debt of $1,246, other liabilities of $589 and related party payables of $365.

        The following table reflects the unaudited results of the Company's and the Predecessor's operations on a pro forma basis as if the SUSA and property acquisitions referred to in the preceding paragraphs had been completed on January 1, 2005 and 2004, respectively. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated on January 1, 2004, nor is it necessarily indicative of future operating results.

	Years ending December 31,
	2005	2004
Revenues	$179,581	$166,595
Net loss	$(5,165)	$(6,255)
Loss per share	$(0.15)	$(0.41)

6.     INVESTMENTS IN REAL ESTATE VENTURES

        Investments in real estate ventures at December 31, 2005 and 2004 consist of the following:

			Investment balance at December 31,
	Excess Profit Participation %	Equity Ownership %
			2005	2004
Extra Space East One LLC ("ESE")	40%	5%	$—	$—
Extra Space West One LLC ("ESW")	40%	5%	2,070	2,299
Extra Space Northern Properities Six, LLC ("ESNPS")	35%	10%	1,929	2,138
PRISA	17%	2%	13,824	—
PRISA II	17%	2%	11,187	—
PRISA III	20%	5%	4,954	—
VRS	20%	5%	4,740	—
WCOT	20%	5%	5,052	—
Storage Portfolio I, LLC ("Teachers")	40%	25%	20,346	—
Storage Portfolio Bravo II ("Heitman")	45%	20%	15,753	—
Other minority owned properties	10-50%	10-50%	11,043	1,745

			$90,898	$6,182

        In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

        During the first and second quarter 2004, the Predecessor held a minority investment in Extra Space East One LLC ("ESE"). The Predecessor acquired its joint venture partner's interest in ESE on May 4, 2004. Subsequent to the acquisition of its partner's joint venture interest in ESE, the Company has consolidated the properties previously owned by ESE.

        To the extent that properties were sold/transferred into these ventures where such transactions did not qualify for sales treatment, those properties are reflected as being owned by the Predecessor in the consolidated financial statements with the joint venture partners' interests in these properties reflected as minority interests and putable preferred interests in consolidated joint ventures. There were no such transactions for the years ended December 31, 2005 or 2004.

        Equity in earnings of real estate ventures for the years ended December 31, 2005, 2004, and 2003 consists of the following:

	Company		Predecessor
	2005	2004	2003
Equity in earnings of ESE	$—	$19	$—
Equity in earnings of ESW	1,171	935	787
Equity in earningsof ESNPS	135	3	151
Equity in earnings of PRISA	265	—	—
Equity in earnings of PRISA II	210	—	—
Equity in earnings of PRISA III	70	—	—
Equity in earnings of VRS	79	—	—
Equity in earnings of WCOT	68	—	—
Equity in earnings of Teachers	413	—	—
Equity in earnings of Heitman	319	—	—
Equity in earnings of other minority owned properties	440	430	527

	$3,170	$1,387	$1,465

        Equity in earnings of Teachers and Heitman includes the amortization of the Company's excess purchase price of approximately $19 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

        Combined, condensed unaudited financial information of ESE, ESW, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, Teachers and Heitman as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003, follows:

	December 31,
BALANCE SHEETS
	2005	2004
Assets:
Net real estate assets	$1,971,972	$83,938
Other	77,037	7,088

	$2,049,009	$91,026

Liabilities and members' equity:
Borrowings	$434,539	$52,043
Other liabilities	43,007	1,742
Members' equity	1,571,463	37,241

	$2,049,009	$91,026

	Years ended December 31,
STATEMENTS OF INCOME
	2005	2004	2003
Rents and other income	$157,558	$34,821	$22,987
Expenses	99,211	13,112	17,991

Net income	$58,347	$21,709	$4,996

        Information (unaudited) related to the real estate ventures' debt at December 31, 2005 is set forth below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Fixed	$16,650	4.59%	July 2010
ESNPS—Fixed	34,500	5.27%	June 2015
PRISA III—Fixed	145,000	4.97%	August 2012
VRS—Fixed	52,100	4.76%	August 2012
WCOT—Fixed	93,300	4.76%	August 2012
Heitman—Fixed	67,400	4.83%	July 2009
Teachers—Fixed	115,000	4.62%	April 2011
Other	105,265	various	various

7.     NOTES RECEIVABLE

        Notes receivable relate to construction advances SUSA had offered to certain franchisees. All properties are now in their operating phase. The notes are collateralized by the franchised properties and have terms up to five years. Interest payments are generally due monthly on the notes during the first two years of the term, with amortization of principal generally commencing in the third year based upon a 25-year schedule with the balance due at the due date. The loans bear interest based on a spread over the prime interest rate of 0.5% to 1.0%. Typically, advances represented 70%-90% of the anticipated cost of the project.

        Management periodically assesses historical payment history, payment status, prevailing economic and business conditions, specific loan terms and other relevant factors to determine whether any notes receivable should be placed on non-accrual status or otherwise adjusted for impairment. At December 31, 2005, none of the notes receivables are considered impaired.

8.     OTHER ASSETS

        Other assets at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Equipment and fixtures	$9,389	$7,115
Less: accumulated depreciation	(4,977)	(4,136)
Deferred financing costs, net	12,151	6,899
Deferred advertising costs, net	128	588
Prepaid expenses and escrow deposits	5,114	2,305
Accounts receivable, net	8,179	1,295
Investments in Trusts (Note 10)	3,590	—
Other	224	77

	$33,798	$14,143

9.     NOTES PAYABLE

        Notes payable at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Mortgage and construction loans with banks bearing interest at fixed rates between 4.30% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 31, 2009 and December 1, 2015.	$652,980	$278,899

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 0.66% (5.05% and 3.06% at December 31, 2005 and December 31, 2004, respectively) and LIBOR plus 2.75% (7.14% and 5.15% at December 31, 2005 and December 31, 2004, respectively). Interest rates based on Prime are at Prime plus 0.5% (7.75% and 5.75% at December 31, 2005 and December 31, 2004, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between May 30, 2006 and August 24, 2009.	94,213	155,078

	$747,193	$433,977

        The following table summarizes the scheduled maturities of notes payable at December 31:

2006	$6,500
2007	6,525
2008	1,553
2009	303,358
2010	113,400
Thereafter	315,857

$747,193

        Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at December 31, 2005.

        In October 2004, the Company entered into a reverse interest rate swap agreement ("Swap Agreement") to float $61,770 of 4.30% fixed interest rate secured notes due in June 2009. Under this Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.655%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement is a fair value hedge, as defined by SFAS No. 133, and the fair value of the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly variable interest payments are recognized as an increase or decrease in interest expense.

        The estimated fair value of the Swap Agreement at December 31, 2005 and 2004 was reflected as an other liability of $2,151 and $532, respectively. For the years ended December 31, 2005 and 2004 interest expense has been reduced by $70 and $243, respectively, as a result of the Swap Agreement.

        During the year ended December 31, 2004, the Company and the Predecessor refinanced approximately $143,840 of borrowings. As a result of these refinancings, approximately $819 of unamortized deferred financing costs associated with the loans that were repaid was written off, and approximately $5,687 of defeasance costs was paid. Defeasance costs of $3,523 are included in loss on debt extinguishments in the consolidated statement of operations. An additional $2,164 of defeasance costs was included in the purchase price of property acquisitions.

        On July 14, 2005, the Company entered into $313,000 of new mortgages which are collateralized by 57 of the 61 wholly-owned properties purchased in conjunction with the SUSA acquisition. These mortgages bear interest at fixed rates of 5.26% or 5.29% and mature in five or 10 years after inception.

        On August 27, 2004, the Company entered into a new $111,000 senior 4.65% fixed rate mortgage in conjunction with the purchase of 26 self-storage properties.

        On August 26, 2004, the Company closed a $37,000 variable rate mortgage. This mortgage is collateralized by five properties and bears interest at a variable rate equal to LIBOR plus 1.75% and matures in three years after inception with a two-year extension available at the Company's option.

10.   NOTES PAYABLE TO TRUSTS

        During July 2005, ESS Statutory Trust III (the "Trust III"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40.0 million of preferred securities which mature on July 31, 2035. In addition, the Trust III issued 1,238 of Trust common securities to the Operating Partnership for a purchase price of $1.2 million. On July 27, 2005, the proceeds from the sale of the preferred and common securities of $41.2 million were loaned in the form of a note to the Operating Partnership ("Note 3"). Note 3 has a fixed rate of 6.91% through July 31, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 3, payable quarterly, will be used by the Trust III to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after July 27, 2010.

        During May 2005, ESS Statutory Trust II (the "Trust II"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company, issued an aggregate of $41.0 million of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1.3 million. On May 24, 2005 the proceeds from the sale of the preferred and common securities of $42.3 million were loaned in the form of a note to the Operating Partnership ("Note 2"). Note 2 has a fixed rate of 6.67% through June 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

        During April 2005, ESS Statutory Trust I (the "Trust"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35.0 million of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1.1 million. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36.1 million were loaned in the form of note to the Operating Partnership (the "Note"). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

        Under FIN 46R, Trust, Trust II and Trust III are VIEs that are not consolidated because the Company is not the primary beneficiary. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II, and Trust III by the Company.

11.   LINE OF CREDIT

        The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10.0 million swingline subfacility (the "Credit Facility").

        The Credit Facility has an interest rate of 175 basis points over LIBOR (6.14% and 4.15% at December 31, 2005 and 2004, respectively). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of December 31, 2005, the Credit Facility has approximately $76.1 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance on the line of credit at December, 2005 and 2004 was $0 and $39.0 million, respectively. The maturity date on the line of credit is September 2007. The Credit Facility is collateralized by mortgages on certain real estate assets.

12.   PUTABLE PREFERRED INTERESTS IN CONSOLIDATED JOINT VENTURES AND OTHER MINORITY INTERESTS

        On August 17, 2004, the Company purchased its joint venture partner's 49.5% interest in Extra Space Properties Three, LLC. Prior to the purchase of its joint venture partner's interest, the Predecessor owned a 50.5% interest in Extra Space Properties Three, LLC. This arrangement provided for a preferred return of 12% on certain capital provided by both the Predecessor and the joint venture partner, and thereafter returns were split based upon percentage residual interests.

        The Company also purchased its joint venture partner's interests in 15 other self-storage facilities on August 17, 2004. The Predecessor had entered into these joint venture agreements with other entities controlled by Equibase Mini Warehouse. These arrangements provided for a preferred return of either 10% or 12%, depending on the specific agreement, on certain capital provided by the joint venture partner and thereafter returns were split based on the indicated percentage interests (generally 40% to the Predecessor and 60% to the investors).

        Prior to the buyout of the Predecessor's joint ventures partners (entities controlled by Equibase Mini Warehouse), the Predecessor and/or a significant unit holder provided certain financial guarantees to the secured lender (generally providing for performance under the loan, including principal and interest payments), or to support a put right on a portion of the joint venture partner's interest after a fixed period (generally either three or five years), that effectively provided for a return on and of the preferred portion of their investment. In addition, after a fixed period (generally either three or five years), the joint venture had the right to redeem the preferred capital at an amount equal to its unreturned contribution plus any accrued preferred return. Upon exercise of the put or call on the preferred portion of their investment, the joint venture investors would continue to hold their residual equity interests. As a result of the put rights and guarantees, the Predecessor consolidated the properties and related debt until the put rights and guarantees were satisfied or have expired. At December 31, 2003, all the joint venture properties were consolidated. The financial guarantees to the secured lender would generally expire upon satisfaction of the related loan at maturity or refinancing. The put rights and related guarantees had no stated maturity and would only expire upon exercise or through redemption of the preferred interests through a capital event.

        On August 17, 2004, the Company completed the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which currently own an aggregate of 30 self-storage properties, for an aggregate of approximately $35,800 in cash and 114,928 OP units issued by the Operating Partnership valued at $1,437.

        Upon completion of the Offering, the Company was released from all puts and guarantees relating to the remaining Equibase joint ventures. These guarantees and puts were transferred to Extra Space Development and a stockholder of the Company. Accordingly, these properties were deconsolidated as of August 17, 2004. The operating results through August 16, 2004 relating to the properties that were deconsolidated are included in the consolidated statements of operations.

        During the years ended December 31, 2005, 2004 and 2003, the Company reflected interest expense on the putable preferred interests of $0, $4,227 and $4,951, respectively, including amortization of discounts ascribed at issuance of $0, $1,043 and $1,311, respectively.

        During the formation of ESE and ESW, the Predecessor agreed to guarantee the financial performance of certain properties, which were acquired on behalf of those entities. As a result of these guarantees, the Predecessor consolidated these properties until these performance guarantees were satisfied or expired. During 2003, the guarantees related to two properties were either satisfied or expired. During the year ended December 31, 2003, the Predecessor recognized $1,283 of expense related to these guarantees. These amounts are classified as a component of unrecovered development / acquisition costs and support payments. At December 31, 2004 and 2003, there were no active guarantees related to these properties.

13.   OTHER LIABILITIES

        Other liabilities at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Deferred rental income	$7,322	$4,414
Accrued interest	3,413	874
Accrued taxes and security deposits	1,618	881
Fair value of interest rate swap	2,151	532
SUSA lease obligation liability	3,068	—
Property insurance payable	2,299	—
Other liabilities	3,914	302

	$23,785	$7,003

        As a result of the acquisition of SUSA, the Company recorded restructuring liabilities of $4,638 relating to the assumption of a lease for a facility that will no longer be used in the Company's operations and $2,441 for severance costs related to terminated employees of the prior business.

        The following table sets for the restructuring activity during the year ended December 31, 2005:

	Accrued restructuring liabilities at July 14, 2005	Cash Paid	Accrued restructuring liabilities at December 31, 2005
Facility exit costs	$4,638	$(1,570)	$3,068
Severance costs	2,442	(2,062)	380

Total	$7,080	$(3,632)	$3,448

Allocated to:
Continuing operations	$7,080	$(3,632)	$3,448
Discontinued operations	—	—	—

	$7,080	$(3,632)	$3,448

14.   RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

        The Company and the Predecessor provide management and development services for certain joint ventures, franchise, third party and other related party properties. Management agreements provide generally for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities. The Company and the Predecessor earn interest income during the development period equal to 10% of its net investment in the development property. The Company and the Predecessor earn development fees of 4%-6% of budgeted costs on developmental projects and acquisition fees of 1% of the gross purchase price or the completed costs of development of acquired properties. As discussed in Note 5, the Company has purchased self-storage properties from related parties and affiliated entities.

        Management fee revenue for related party and affiliated real estate joint ventures for the years ending December 31, 2005, 2004 and 2003 is summarized as follows:

		Company		Predecessor
		2005	2004	2003
ESE	Affiliated real estate joint ventures	$—	$95	$364
ESW	Affiliated real estate joint ventures	374	511	674
ESNPS	Affiliated real estate joint ventures	397	382	353
PRISA	Affiliated real estate joint ventures	2,391	—	—
PRISA II	Affiliated real estate joint ventures	1,913	—	—
PRISA III	Affiliated real estate joint ventures	871	—	—
VRS	Affiliated real estate joint ventures	514	—	—
WCOT	Affiliated real estate joint ventures	688	—	—
Teachers	Affiliated real estate joint ventures	548	—	—
Heitman	Affiliated real estate joint ventures	477	—	—
ESD	Related party	292	26
Other, franchisees and third parties	Affiliated real estate joint ventures	2,185	637	544

		$10,650	$1,651	$1,935

        Acquisition and development fee revenue for related party and affiliated real estate joint ventures for the years ending December 31, 2005, 2004 and 2003 is summarized as follows:

		Company		Predecessor
		2005	2004	2003
ESW	Affiliated real estate joint ventures	$—	$161	$577
ESNPS	Affiliated real estate joint ventures	—	—	40
Everest	Affiliated real estate joint ventures	260	235	—
Yancy	Affiliated real estate joint ventures	444	—	—
ESD	Related party	288	804	37

		$992	$1,200	$654

        During the years ended December 31, 2004 and 2003, management fee expense of $2,775 and $7,933, respectively, was recorded for services provided to support the Company's and the Predecessor's self-storage facilities by Extra Space Management, Inc. ("ESMI"), a corporation that shared common ownership with the Predecessor, including stockholders who were officers of the Predecessor. Under this agreement, ESMI provided employees who supported the operations of existing self-storage facilities and the acquisition and development of new self-storage facilities by the Predecessor. On March 31, 2004, the Predecessor purchased all of the outstanding common stock of ESMI for its net book value of $184. ESMI had equipment and fixtures of $256, other assets of $736 and liabilities of $808.

        Real estate under development includes capitalized internal development costs paid by ESMI on behalf of the Company of $1,198 and $1,797 for the years ended December 31, 2004 and 2003, respectively.

        Related party and affiliated company balances as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Receivables:
Development fees	$2,552	$1,839
Other receivables from properties	15,379	400
Receivables from Prudential relating to SUSA acquisition	4,713	—
Other receivables from related parties	1,039	262

	$23,683	$2,501

        Other receivables from properties consist of amounts due for expenses paid on behalf of the properites that the Company manages and management fees. Receivables from Prudential relating to SUSA acquisition represents amounts receivable from Prudential for general and administrative expenses, severance paid, and lease expenses paid relating to the SUSA acquisition. The Company believes that all of these related party receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2005 and 2004.

        On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development LLC ("ESD"), a consolidated subsidiary, to its Class A members. ESD owned 13 early-stage development properties, two parcels of undeveloped land, and a note receivable. The net book value of the distributed properties and related liabilities was approximately $15,000. The Predecessor retained a receivable of $6,212 from ESD and recorded a net distribution of $9,000. In September 2004, ESD repaid the amounts due the Company using funds obtained through new loans on unencumbered properties. The Predecessor was required to continue consolidating certain of the properties due to financial guarantees. Concurrent with the initial public offering, the Company was released from all guarantees, and the properties were deconsolidated as of August 16, 2004.

        The Company has determined that it has a variable interest in properties in which ESD owns or has an ownership interest. The Company does not have an equity investment or interest, and it is not the primary beneficiary. This variable interest is a result of management and development contracts that are held by the Company. The variable interest is limited to the management and development fees and there is not any additional loss that can be attributed to the Company. The Company has determined that it is not the primary beneficiary in these agreements. Accordingly, these properties have not been consolidated subsequent to August 16, 2004.

        On January 1, 2004, the Predecessor distributed the $4,493 (including accrued interest of $438) note receivable from Centershift, related party software service provider, which is partially owned by a certain director and members of management of the Company, to its Class A members. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company's property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2005, 2004 and 2003, the Company paid Centershift $739, $441 and $175, respectively, relating to the purchase of software and to license agreements.

15.   MINORITY INTEREST IN OPERATING PARTNERSHIP

        The Company's interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company through ESS Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company holds a 93.12% majority ownership interest therein as of December 31, 2005. The remaining ownership interests in the Operating Partnership of 6.88% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company. The Company and Operating Partnership were formed to continue to operate and expand the business of the Predecessor.

        The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units. Limited partners who received OP units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of common stock at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement.

        On July 14, 2005 the Company issued 1,470,149 OP units valued at $21.6 million in conjunction with the Transaction. On September 9, 2005 and November 2, 2005, 350,000 and 50,000 OP units were redeemed in exchange for common stock, respectively. As of December 31, 2005, the Operating Partnership had 3,825,787 and 200,046 shares of OP units and CCUs outstanding, respectively.

        Unlike the OP units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into shares of the Company's common stock. Initially, each CCU will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ending March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled and restored to the status of authorized but unissued shares of common stock.

        While any CCUs remain outstanding, a majority of the Company's independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

16.   REDEEMABLE MINORITY INTEREST—FIDELITY

        Through December 31, 2003, the Predecessor, through a consolidated subsidiary, Extra Space Properties Four, LLC, had received net cash proceeds of $14,156 (net of transaction costs of $1,403) from FREAM No. 39, LLC and Fidelity Pension Fund Real Estate Investments (collectively, "Fidelity"). The Predecessor was accreting the discount related to the transaction costs over the five-year period ending November 25, 2006; the first date the investment was redeemable by Fidelity.

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

17.   STOCKHOLDERS' AND MEMBERS' EQUITY

Stockholders' Equity

        On December 9, 2005, the Company closed a public common stock offering of 13,800,000 shares at an offering price of $14.57 per share, for aggregate gross proceeds of $201.1 million. Transaction costs were $10.9 million, resulting in net proceeds of $190.2 million. The proceeds were used to repay outstanding bridge and franchise loans and for general corporate purposes, including potential acquisitions and debt repayment.

        On June 20, 2005 the Company completed a private placement of 6,200,000 shares of its common stock at an offering price of $13.47 per share, for aggregate gross proceeds of $83.5 million. Transaction costs were $2.2 million, resulting in net proceeds of $81.3 million. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. Pursuant to the terms of the registration rights agreement, the Company filed a registration statement covering the shares on September 22, 2005. The registration statement was deemed effective on November 14, 2005.

        On July 14, 2005, the Company granted 190,000 shares of restricted stock to employees, without consideration. At the date of the grant, the recipient had all rights of a stockholder including the right to vote and receive dividends subject to restrictions on transfers and forfeiture provisions. The forfeiture and transfer restriction on the shares lapse over a three to four year period beginning on the date of grant. The Company recorded deferred stock compensation in stockholders' equity equal to the market value of the restricted shares on the date of grant and amortizes deferred stock compensation to expense over the vesting period. For the year ending December 31, 2005, $601 of amortization expense of this deferred stock compensation is included in general and administrative expense.

        The Company's charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2005, 51,765,795 shares of common stock were issued and outstanding, 3,888,843 shares of CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding.

        All stockholders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company's common stock is American Stock Transfer & Trust Company.

        Unlike the Company's shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company's common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ending March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCS issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock.

        While any CCSs remain outstanding, a majority of the Company's independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

Members' Equity

        Members' profits, losses and distributions of the Predecessor were allocated in accordance with the terms of the operating agreement, as amended. Member unit holders included members of management. Member interests were divided into four classes of units.

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

18.   STOCK OPTION PLAN

        As of December 31, 2005, the Company has authorized 8,800,000 shares of common stock for issuance under the Company's stock option plans: the 2004 Long-Term Incentive Compensation Plan, and the 2004 Non-Employee Directors' Share Plan. Under the terms of the Plans, the exercise price of an option shall be determined by the Compensation, Nominating and Governance Committee and reflected in the applicable award agreement. Each option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed 10 years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the Plans). Options will be exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company's charter. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, such stock options shall vest ratably over a four-year period beginning on the date of grant.

        The following table summarizes the Company's stock options outstanding as of December 31, 2005 and 2004, as well as changes during the years then ended:

	Year Ended December 31,
	2005		2004
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of year	1,568,000	$12.50	—	$—
Options granted	1,652,049	15.17	1,680,000	12.50
Options forfeited	(35,776)	(12.50)	(112,000)	12.50
Options exercised	(151,875)	(13.68)	—	—

Options outstanding, end of year	3,032,398	$13.89	1,568,000	$12.50

        The following table presents information relating to stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
12.50 - 13.00	1,513,349	8.6	$12.51	342,474	$12.50
13.01 - 13.50	45,000	9.2	13.20	—	—
13.51 - 14.00	66,500	9.2	13.77	—	—
14.01 - 14.50	148,500	9.6	14.21	—	—
14.51 - 15.00	111,000	9.6	14.86	—	—
15.01 - 15.50	79,000	9.7	15.12	—	—
15.51 - 16.00	1,023,549	9.5	15.63	—	—
16.01 - 16.50	45,500	9.6	16.13	—	—

	3,032,398	9.1	$13.89	342,474	$12.50

        The weighted average fair value of stock options granted in 2005 and 2004 was $1.25 and $1.09, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004:

	2005	2004
Risk-free interest rate	3.71%	3.45%
Dividend yield	6.9%	7.3%
Expected volatility	21%	22%
Average expected term (years)	5	5

19.   EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For 2005, the Company made matching contributions to the plan of $349 based on 50% of the first 6% of an employee's compensation.

20.   GAIN ON SALE OF REAL ESTATE ASSETS

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

21.   SEGMENT INFORMATION

        The Company and the Predecessor operate in two distinct segments; (1) property management and development and (2) rental operations. Financial information for the Company's and the Predecessor's business segments are set forth below:

	Company		Predecessor
	For the years ended December 31,
	2005	2004	2003
Statements of Operations
Total revenues
Property management and development	$14,088	$3,064	$2,762
Rental operations	120,640	62,656	33,054

	$134,728	$65,720	$35,816

Operating expenses, including depreciation and amortization
Property management and development	$25,762	$13,519	$13,262
Rental operations	76,612	41,303	21,635

	$102,374	$54,822	$34,897

Income (loss) before interest, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets
Property management and development	$(11,674)	$(10,455)	$(10,500)
Rental operations	44,028	21,353	11,419

	$32,354	$10,898	$919

Interest expense
Property management and development	$911	$329	$183
Rental operations	41,638	31,685	18,563

	$42,549	$32,014	$18,746

Interest income
Property management and development	$1,625	$251	$445

Gain on sale of real estate assets
Property management and development	$—	$1,749	$672

Equity in earnings of real estate ventures
Rental operations	$3,170	$1,387	$1,465

Income (loss) before minority interests
Property management and development	$(10,960)	$(8,784)	$(9,566)
Rental operations	5,560	(8,945)	(5,679)

	$(5,400)	$(17,729)	$(15,245)

Depreciation and amortization expense
Property management and development	$356	$315	$27
Rental operations	30,649	15,237	6,778

	$31,005	$15,552	$6,805

Statements of Cash Flows
Acquisition of real estate assets
Property management and development	$(79,227)	$(245,717)	$—

Acquisition of SUSA
Property management and development	$(530,972)	$—	$—

Development and construction of real estate assets
Property management and development	$(20,204)	$(19,487)	$(62,632)

	December 31,
	2005	2004
Balance Sheets
Investment in real estate ventures
Rental operations	$90,898	$6,182
Total assets
Property management and development	179,770	32,608
Property operations	1,240,422	715,876

	$1,420,192	$748,484

22.   DECONSOLIDATION OF ASSETS

        As a result of the distribution of the Predecessor's equity ownership in Extra Space Development ("ESD") and the release of all puts and guarantees on August 16, 2004, the Predecessor deconsolidated certain properties during the year ended December 31, 2004. The operating results through August 16, 2004 relating to the properties that were deconsolidated are included in the consolidated statements of operations. As a result of the deconsolidation, the following assets and liabilities were removed from the Predecessor's accounts:

Cash	$(449)
Construction in progress	78,621
Restricted cash	307
Other assets	11,098
Liabilities	(66,287)
Putable interests	(12,192)
Minority interest	(9,613)

        The Company previously consolidated a property in Pico Rivera, California in which neither the Company nor the Predecessor has any equity or profits interest. The property was owned by the Predecessor, and sold at cost to certain former members of the Predecessor. However, the Company and the Predecessor continued to guarantee the mortgage loan on the property, and therefore, consolidated the property's operations until the loan guarantee was satisfied or released. In December 2004, this loan guarantee was released and the property was deconsolidated. As a result of the deconsolidation, the following assets and liabilities were removed from the Predecessor's accounts:

Cash	$25
Construction in progress	3,001
Related party receivable	(1,054)
Other assets	154
Liabilities	(2,341)
Minority interest	215

23.   COMMITMENTS AND CONTINGENCIES

        The Company has an operating lease on its corporate offices and owns nine self-storage facilities that are subject to ground leases. At December 31, 2005, future minimum rental payments under these non-cancelable operating leases are as follows:

2006	$4,465
2007	4,505
2008	4,327
2009	4,207
2010	4,129
Thereafter	23,872

$45,505

        The monthly rental amount for one of the ground leases is the greater of a minimum amount or a percentage of gross monthly receipts. The Company recorded rent expense of $2,591, $1,332 and $277 related to these leases in the years ended December 31, 2005, 2004 and 2003, respectively.

        The Company has guaranteed three construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, Chicago, Illinois and Peoria, Arizona. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004, July 2005 and August 2005, respectively. At December 31, 2005, the total amount of guaranteed mortgage debt relating to these joint ventures was $12,073 (unaudited). These mortgage loans mature December 1, 2007, July 28, 2008 and August 31, 2008, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at December 31, 2005 is $17,665 (unaudited). The Company has recorded no liability in relation to this guarantee as of December 31, 2005. The fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

        The Company has been involved in routine litigation arising in the ordinary course of business. As of December 31, 2005, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Predecessor or its properties.

24.   RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

        In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the value of properties held by the Company. As previously disclosed in Note 9, the Company has entered into a Swap Agreement to mange its risk.

25.   SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$22,918	$24,617	$43,135	$45,683

Cost of operations	$17,692	$18,742	$33,014	$32,926

Net loss	$(640)	$(1,220)	$(2,859)	$(247)

Net loss attributable to common stockholders	$(640)	$(1,220)	$(2,859)	$(247)

Net loss—basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.00)
	Predecessor		Company
	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$10,926	$13,929	$18,168	$22,948

Cost of operations	$10,555	$12,428	$14,808	$17,031

Net loss	$(6,032)	$(7,036)	$(5,077)	$(317)

Net loss attributable to common stockholders	$(8,178)	$(9,183)	$(8,020)	$(317)

Net loss—basic and diluted	$(1.64)	$(1.49)	$(0.53)	$(0.01)

26.   SUBSEQUENT EVENTS

        On February 15, 2006, the Company purchased three self-storage facilities located in Lakewood and Tacoma, Washington from a third party for cash of $17,866.

        On January 17, 2006, the Company purchased one self-storage facility located in Dacula, Georgia from a franchisee for cash of $5,050.

        On January 13, 2006, the Company purchased one self-storage facility located in Venice, Florida from a franchisee for cash of $8,000.

        On January 6, 2006, the Company purchased one self-storage facility located in Deland, Florida from a franchisee for cash of $5,300.

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in thousands)

									Gross carrying amount at December 31, 2005
Property Name	State	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment(1)	Building Adjustment(1)	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Fort Myers	FL	$4,400	$1,985	$4,983	$—	$1	$—	$—	$1,985	$4,984	$6,969	$60	Jul-05
Marina Del Rey	CA	18,400	4,248	23,549	—	—	—	—	4,248	23,549	27,797	271	Jul-05
Wethersfield	UT	4,000	1,349	4,372	—	—	—	—	1,349	4,372	5,721	52	Jul-05
Watsonville	CA	3,400	1,699	3,056	—	—	—	—	1,699	3,056	4,755	36	Jul-05
Naples	FL	5,400	2,570	5,102	—	—	—	—	2,570	5,102	7,672	62	Jul-05
Hemet	CA	5,300	1,146	6,369	—	—	—	—	1,146	6,369	7,515	74	Jul-05
Memphis	TN	2,100	976	1,725	—	2	—	—	976	1,726	2,702	23	Jul-05
Tamiami	FL	6,100	2,979	5,351	—	3	—	—	2,979	5,354	8,333	63	Jul-05
Chatsworth	CA	11,200	3,594	11,166	—	127	—	—	3,594	11,293	14,887	131	Jul-05
West Valley City	UT	2,000	461	1,722	—	—	—	—	461	1,722	2,183	21	Jul-05
Memphis	TN	3,100	814	2,766	—	5	—	—	814	2,771	3,585	36	Jul-05
Aloha	OR	6,200	1,221	6,262	—	—	—	—	1,221	6,262	7,483	75	Jul-05
Grandville	MI	1,700	726	1,298	—	—	—	—	726	1,298	2,024	16	Jul-05
Sacramento	CA	4,196	852	4,720	—	—	—	—	852	4,720	5,572	55	Jul-05
Hackensack	NJ	9,500	2,283	11,234	—	9	—	—	2,283	11,243	13,526	130	Jul-05
Phoenix	AZ	7,400	1,441	7,982	—	6	—	—	1,441	7,988	9,429	96	Jul-05
Louisville	KY	3,000	586	3,244	—	32	—	—	586	3,276	3,862	40	Jul-05
Long Beach	CA	6,200	1,403	7,595	—	—	—	—	1,403	7,595	8,998	88	Jul-05
Kent	OH	1,500	220	1,206	—	8	—	—	220	1,214	1,434	16	Jul-05
New Paltz	NY	5,000	2,059	3,715	—	15	—	—	2,059	3,730	5,789	46	Jul-05
Stone Mountain	GA	2,142	925	3,505	—	—	—	—	925	3,505	4,430	42	Jul-05
Columbus	OH	2,900	483	2,654	—	13	—	—	483	2,667	3,150	32	Jul-05
Houston	TX	3,400	749	4,122	—	—	—	—	749	4,122	4,871	51	Jul-05
Austin	TX	2,400	1,105	2,313	—	—	—	—	1,105	2,313	3,418	33	Jul-05
Plano	TX	3,300	1,613	2,871	—	12	—	—	1,613	2,883	4,496	43	Jul-05
Dallas	TX	4,400	1,010	5,547	—	32	—	—	1,010	5,579	6,589	66	Jul-05
N Highlands	CA	2,200	696	2,806	—	295	—	—	696	3,101	3,797	35	Jul-05
Cordova	TN	2,700	852	2,720	—	—	—	—	852	2,720	3,572	34	Jul-05
Mt Vernon	NY	5,100	1,585	6,025	—	—	—	—	1,585	6,025	7,610	72	Jul-05
Cordova	TN	6,900	1,351	7,476	—	15	—	—	1,351	7,491	8,842	90	Jul-05
Towson	MD	4,100	861	4,742	—	—	—	—	861	4,742	5,603	55	Jul-05
West Palm Bch	FL	2,600	1,449	2,586	—	7	—	—	1,449	2,593	4,042	32	Jul-05
Plainville	MA	5,400	2,223	4,430	—	1	—	—	2,223	4,431	6,654	60	Jul-05
Columbus	OH	1,500	374	2,059	—	—	—	—	374	2,059	2,433	26	Jul-05
Columbus	OH	3,800	601	3,336	—	—	—	—	601	3,336	3,937	40	Jul-05
New York	NY	16,400	3,060	16,978	—	19	—	—	3,060	16,997	20,057	195	Jul-05
Philadelphia	PA	9,000	1,470	8,162	—	25	—	—	1,470	8,187	9,657	95	Jul-05
Bethesda	MD	12,800	—	18,331	—	2	—	—	—	18,333	18,333	213	Jul-05
Mt Clemens	MI	2,100	798	1,796	—	—	—	—	798	1,796	2,594	21	Jul-05
Seattle	WA	7,400	2,727	7,241	—	—	—	—	2,727	7,241	9,968	85	Jul-05
Oceanside	CA	9,700	3,241	11,361	—	—	—	—	3,241	11,361	14,602	132	Jul-05

									Gross carrying amount at December 31, 2005
Property Name	State	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment(1)	Building Adjustment(1)	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Louisville	KY	2,967	1,218	4,611	—	4	—	—	1,218	4,615	5,833	52	Jul-05
Tom's River	NJ	8,300	1,790	9,935	—	6	—	—	1,790	9,941	11,731	120	Jul-05
Louisville	KY	—	892	2,677	—	—	—	—	892	2,677	3,569	3	Dec-05
Everett	MA	3,750	692	2,129	—	3	—	—	692	2,132	2,824	25	Jul-05
Falls Church	VA	6,200	1,259	6,975	—	10	—	—	1,259	6,985	8,244	82	Jul-05
Denver	CO	2,250	368	1,574	—	—	—	—	368	1,574	1,942	20	Jul-05
Fred Oaks Rd	VA	5,100	2,067	4,261	—	—	—	—	2,067	4,261	6,328	53	Jul-05
Chicago	IL	3,200	449	2,471	—	7	—	—	449	2,478	2,927	29	Jul-05
Chicago	IL	2,900	472	2,582	—	8	—	—	472	2,590	3,062	30	Jul-05
Chicago	IL	4,400	621	3,428	—	2	—	—	621	3,430	4,051	40	Jul-05
Nashua	NH	—	—	755	—	—	—	—	—	755	755	9	Jul-05
Linden	NJ	6,700	1,517	8,384	—	7	—	—	1,517	8,391	9,908	98	Jul-05
Johnston	RI	7,100	2,658	4,799	—	22	—	—	2,658	4,821	7,479	59	Jul-05
Stoneham	MA	5,400	944	5,241	—	—	—	—	944	5,241	6,185	61	Jul-05
North Bergen	NJ	11,000	2,299	12,728	—	3	—	—	2,299	12,731	15,030	148	Jul-05
Parlin	NJ	6,700	2,517	4,516	—	32	—	—	2,517	4,548	7,065	59	Jul-05
Las Vegas	NV	3,900	748	4,131	—	126	—	—	748	4,257	5,005	51	Jul-05
Arnold	MD	9,500	2,558	9,446	—	—	—	—	2,558	9,446	12,004	111	Jul-05
Columbia	MD	8,400	1,736	9,632	—	2	—	—	1,736	9,634	11,370	112	Jul-05
WPB	FL	4,000	1,752	4,909	—	1	—	—	1,752	4,910	6,662	59	Jul-05
Grandview	MO	1,100	612	1,770	—	7	—	—	612	1,777	2,389	22	Jul-05
Foxboro	MA	3,680	759	4,158	—	19	—	—	759	4,177	4,936	664	May-04
Hudson	MA	2,800	806	3,122	—	36	—	—	806	3,158	3,964	504	May-04
Worcester	MA	1,784	212	2,308	—	1,649	—	—	212	3,957	4,169	459	May-04
Claremont	CA	2,624	1,472	2,012	—	3	—	—	1,472	2,015	3,487	82	Jun-04
Kearns	UT	2,520	642	2,607	—	18	—	—	642	2,625	3,267	108	Jun-04
San Bernardino	CA	3,376	1,213	3,061	—	11	—	—	1,213	3,072	4,285	125	Jun-04
Torrance	CA	6,960	3,710	6,271	—	58	—	—	3,710	6,329	10,039	262	Jun-04
Auburn	MA	3,680	918	3,728	—	10	—	—	918	3,738	4,656	501	May-04
Oxford	MA	1,647	482	1,762	—	68	46	168	528	1,998	2,526	308	Oct-99
Livermore	CA	4,920	1,134	4,615	—	5	—	—	1,134	4,620	5,754	188	Jun-04
Norwood	MA	—	2,160	2,336	—	1,158	61	95	2,221	3,589	5,810	323	Aug-99
Pico Rivera	CA	3,500	1,150	3,450	—	13	—	—	1,150	3,463	4,613	363	Aug-00
Northboro	MA	2,608	280	2,715	—	197	—	—	280	2,912	3,192	367	Feb-01
Raynham	MA	3,640	588	2,270	—	66	82	323	670	2,659	3,329	232	May-00
Brockton	MA	2,440	647	2,762	—	11	—	—	647	2,773	3,420	299	May-04
Ashland	MA	—	474	3,324	—	127	—	—	474	3,451	3,925	275	Jun-03
Richmond	CA	4,696	953	4,635	—	30	—	—	953	4,665	5,618	189	Jun-04
Hawthorne	CA	3,840	1,532	3,871	—	37	—	—	1,532	3,908	5,440	162	Jun-04
Glendale	CA	4,480	—	6,084	—	22	—	—	—	6,106	6,106	249	Jun-04
Parlin	NJ	4,240	—	5,273	—	41	—	—	—	5,314	5,314	742	May-04
Marshfield	MA	—	1,039	4,155	—	25	—	—	1,039	4,180	5,219	183	Mar-04
Doylestown	PA	3,824	220	3,442	—	88	24	384	244	3,914	4,158	312	Nov-99
Glen Rock	NJ	4,080	1,109	2,401	—	41	113	246	1,222	2,688	3,910	218	Mar-01
Hoboken	NJ	—	2,687	6,092	—	42	—	—	2,687	6,134	8,821	550	Jul-02
Lyndhurst	NJ	6,944	2,679	4,644	—	56	250	437	2,929	5,137	8,066	419	Mar-01
Penn Ave	PA	2,960	889	4,117	—	30	—	—	889	4,147	5,036	520	May-04
Kennedy	PA	2,544	736	3,173	—	20	—	—	736	3,193	3,929	429	May-04

									Gross carrying amount at December 31, 2005
Property Name	State	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment(1)	Building Adjustment(1)	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Stoughton	MA	3,080	1,754	2,769	—	16	—	—	1,754	2,785	4,539	339	May-04
Plainview	NY	—	4,287	3,710	—	109	—	—	4,287	3,819	8,106	502	Dec-00
Oakland	CA	4,488	—	3,777	—	97	—	494	—	4,368	4,368	604	Apr-00
Metuchen	NJ	—	1,153	4,462	—	59	—	—	1,153	4,521	5,674	464	Dec-01
Nanuet	NY	—	2,072	4,644	—	55	—	—	2,072	4,699	6,771	467	Feb-02
Dedham	MA	—	2,127	3,041	—	241	—	—	2,127	3,282	5,409	328	Mar-02
Casitas	CA	4,607	1,431	2,976	—	7	180	374	1,611	3,357	4,968	456	Mar-00
Lamont St.	NV	1,066	251	717	—	94	27	87	278	898	1,176	125	Feb-00
North Miami	FL	5,848	1,256	6,535	—	61	—	—	1,256	6,596	7,852	269	Jun-04
Halls Ferry	MO	2,398	631	2,159	—	76	59	205	690	2,440	3,130	338	Jun-00
Forest Park	MO	1,214	156	1,313	—	116	17	151	173	1,580	1,753	232	Jun-00
Banksville	PA	2,142	991	1,990	—	212	91	199	1,082	2,401	3,483	308	Aug-00
N. Lauderdale	FL	2,444	428	3,516	—	101	31	260	459	3,877	4,336	538	Aug-00
Forest Hill	FL	2,484	1,164	2,511	—	84	82	180	1,246	2,775	4,021	381	Aug-00
Fountainbleau	FL	4,522	1,325	4,395	—	143	114	388	1,439	4,926	6,365	681	Aug-00
Kendall	FL	8,283	5,315	4,305	—	77	544	447	5,859	4,829	10,688	640	Aug-00
Margate	FL	2,873	430	3,139	—	55	39	287	469	3,481	3,950	466	Aug-00
Military Trail	FL	2,664	1,312	2,511	—	94	104	204	1,416	2,809	4,225	388	Aug-00
Inglewood	CA	4,446	1,379	3,343	—	149	150	377	1,529	3,869	5,398	524	Aug-00
Burbank	CA	8,837	3,199	5,082	—	81	419	672	3,618	5,835	9,453	750	Aug-00
Arvada	CO	—	286	1,521	—	190	—	—	286	1,711	1,997	266	Sep-00
Denver	CO	—	602	2,052	—	117	143	512	745	2,681	3,426	332	Sep-00
Thornton	CO	—	212	2,044	—	238	36	389	248	2,671	2,919	355	Sep-00
Westminister	CO	—	291	1,586	—	191	8	48	299	1,825	2,124	256	Sep-00
Groton	CT	3,000	1,277	3,992	—	—	—	—	1,277	3,992	5,269	163	Jan-04
Whittier	CA	2,544	—	2,985	—	3	—	—	—	2,988	2,988	268	Jun-02
Kingston	MA	—	555	2,491	—	19	—	—	555	2,510	3,065	218	Oct-02
Mt Vernon	NY	6,525	1,926	7,622	—	351	—	—	1,926	7,973	9,899	577	Nov-02
North Bergen	MA	—	2,100	6,606	—	17	—	—	2,100	6,623	8,723	440	Jul-03
Saugus	MA	—	1,725	5,514	—	142	—	—	1,725	5,656	7,381	385	Jun-03
Stockton	CA	3,240	649	3,272	—	13	—	—	649	3,285	3,934	311	May-02
Wethersfield	CT	—	709	4,205	—	43	—	—	709	4,248	4,957	364	Aug-02
Milton	MA	4,653	2,838	3,979	—	271	—	—	2,838	4,250	7,088	323	Nov-02
South Holland	IL	3,175	839	2,879	—	47	26	89	865	3,015	3,880	259	Oct-02
Somerville	MA	—	1,728	6,570	—	59	3	13	1,731	6,642	8,373	671	Jun-01
Crest Hill	IL	—	847	2,946	—	15	121	424	968	3,385	4,353	205	Jul-03
Palmdale	CA	—	1,225	5,379	—	—	—	—	1,225	5,379	6,604	132	Jan-05
Tracy D	CA	—	778	2,638	—	34	133	447	911	3,119	4,030	192	Jul-03
Edison	NJ	6,994	2,519	8,547	—	184	—	—	2,519	8,731	11,250	912	Dec-01
Egg Harbor	NJ	5,770	1,724	5,001	—	232	—	—	1,724	5,233	6,957	557	Dec-01
Hazlet	NJ	10,560	1,362	10,262	—	195	—	—	1,362	10,457	11,819	1,086	Dec-01
Howell	NJ	3,184	2,440	3,407	—	119	—	—	2,440	3,526	5,966	380	Dec-01
Old Bridge	NJ	6,002	2,758	6,450	—	237	—	—	2,758	6,687	9,445	718	Dec-01
Woodbridge	NJ	4,107	505	4,524	—	168	—	—	505	4,692	5,197	517	Dec-01
Fontana (Dev)	CA	—	1,246	3,356	—	93	54	146	1,300	3,595	4,895	199	Oct-03

									Gross carrying amount at December 31, 2005
Property Name	State	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment(1)	Building Adjustment(1)	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Fontana (Acq)	CA	3,440	961	3,846	—	38	39	158	1,000	4,042	5,042	333	Sep-02
Tracy A	CA	—	946	1,937	—	—	—	—	946	1,937	2,883	129	Apr-04
Lanham	MD	—	3,346	10,079	—	263	—	—	3,346	10,342	13,688	505	Feb-04
Lawrenceville	NJ	9,795	3,402	10,230	—	160	—	—	3,402	10,390	13,792	507	Feb-04
Morrisville	NJ	—	2,487	7,494	—	250	—	—	2,487	7,744	10,231	381	Feb-04
Philadelphia	PA	—	1,965	5,925	—	177	—	—	1,965	6,102	8,067	303	Feb-04
Quincy	MA	—	1,359	4,078	—	127	—	—	1,359	4,205	5,564	218	Feb-04
Dedham II	MA	3,625	2,443	7,328	—	155	—	—	2,443	7,483	9,926	366	Feb-04
Waltham	MA	—	3,770	11,310	—	138	—	—	3,770	11,448	15,218	548	Feb-04
Woburn	MA	—	—	—	—	124	—	—	—	124	124	12	Feb-04
Cambridge	MA	—	—	—	—	75	—	—	—	75	75	7	Feb-04
Fordham	NY	6,492	3,995	11,870	—	264	—	—	3,995	12,134	16,129	442	Aug-04
Arlington	TX	2,020	534	2,525	—	29	—	—	534	2,554	3,088	90	Aug-04
Austin	TX	3,944	870	4,455	—	30	—	—	870	4,485	5,355	159	Aug-04
Charleston	SC	3,791	1,279	4,171	—	10	—	—	1,279	4,181	5,460	148	Aug-04
Cheshire	GA	8,169	3,737	8,333	—	29	—	—	3,737	8,362	12,099	293	Aug-04
Columbia	SC	3,182	838	3,312	—	3	—	—	838	3,315	4,153	116	Aug-04
Culebra	TX	2,068	1,269	1,816	—	29	—	—	1,269	1,845	3,114	65	Aug-04
Dallas	TX	6,332	4,432	6,181	—	46	—	—	4,432	6,227	10,659	219	Aug-04
Fort Myers	FL	5,082	1,691	4,711	—	21	—	—	1,691	4,732	6,423	166	Aug-04
Fort. Worth	TX	3,880	631	5,794	—	17	—	—	631	5,811	6,442	205	Aug-04
Ft Lauderdale	FL	4,457	1,587	4,205	—	9	—	—	1,587	4,214	5,801	146	Aug-04
Goose Creek	SC	4,184	1,683	4,372	—	7	—	—	1,683	4,379	6,062	153	Aug-04
Grand Prairie	TX	2,204	551	2,330	—	6	—	—	551	2,336	2,887	83	Aug-04
Holcomb Bridge	GL	2,445	1,973	1,587	—	16	—	—	1,973	1,603	3,576	57	Aug-04
Madeira Beach	FL	4,857	1,686	5,163	—	4	—	—	1,686	5,167	6,853	180	Aug-04
Metairie	LA	5,419	2,056	4,216	—	17	—	—	2,056	4,233	6,289	148	Aug-04
New Orleans	LA	7,927	4,058	4,325	—	24	—	—	4,058	4,349	8,407	152	Aug-04
Orlando	FL	5,290	1,216	5,008	—	27	—	—	1,216	5,035	6,251	176	Aug-04
Port Charlotte	FL	4,481	1,389	4,632	—	18	—	—	1,389	4,650	6,039	163	Aug-04
Riverview	FL	3,591	654	2,953	—	4	—	—	654	2,957	3,611	103	Aug-04
Roswell	GA	2,813	1,665	2,028	—	14	—	—	1,665	2,042	3,707	71	Aug-04
Snellville	GA	5,210	2,691	4,026	—	47	—	—	2,691	4,073	6,764	141	Aug-04
Stone Mountain	GA	4,256	1,817	4,382	—	49	—	—	1,817	4,431	6,248	153	Aug-04
Summerville	SC	3,591	450	4,454	—	34	—	—	450	4,488	4,938	155	Aug-04
Valrico	FL	4,272	1,197	4,411	—	9	—	—	1,197	4,420	5,617	154	Aug-04
West Broad	VA	5,723	2,305	5,467	—	6	—	—	2,305	5,473	7,778	190	Aug-04
Westchase	TX	1,812	253	1,496	—	19	—	—	253	1,515	1,768	54	Aug-04
Lumberton	NJ	4,925	831	4,060	—	—	—	—	831	4,060	4,891	112	Dec-04

									Gross carrying amount at December 31, 2005
Property Name	State	Debt	Land initial cost	Building and improvements Initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustment(1)	Building Adjustment(1)	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Avenel	NJ	8,080	1,518	8,037	—	—	—	—	1,518	8,037	9,555	193	Jan-05
Bayville	NJ	5,300	1,193	5,312	—	34	—	—	1,193	5,346	6,539	144	Dec-04
Union	NJ	—	1,754	6,237	—	53	—	—	1,754	6,290	8,044	170	Dec-04
Bensalem	PA	—	1,131	4,525	—	45	—	—	1,131	4,570	5,701	124	Dec-04
Hunters Creek	FL	8,200	2,233	9,223	—	—	—	—	2,233	9,223	11,456	188	Mar-05
Metro West	FL	6,400	1,474	6,101	—	—	—	—	1,474	6,101	7,575	125	Mar-05
Ocoee	FL	3,750	872	3,642	—	—	—	—	872	3,642	4,514	75	Mar-05
Waterford Lakes	FL	4,600	1,166	4,816	—	—	—	—	1,166	4,816	5,982	99	Mar-05
Greenacres	FL	—	1,463	3,244	—	—	—	—	1,463	3,244	4,707	66	Mar-05
Meridian	GA	9,600	3,319	8,325	—	—	—	—	3,319	8,325	11,644	188	Feb-05
Weymouth	MA	4,640	2,806	3,129	—	—	—	—	2,806	3,129	5,935	452	Sep-00
Lynn	MA	2,480	1,703	3,237	—	83	—	—	1,703	3,320	5,023	407	Jun-01
Sherman Oaks	CA	7,249	4,051	12,152	—	5	—	—	4,051	12,157	16,208	403	Aug-04
Venice	CA	7,242	2,803	8,410	—	10	—	—	2,803	8,420	11,223	279	Aug-04
HBP	MA	1,136	684	2,069	—	17	—	—	684	2,086	2,770	109	Jan-04
Riverside	CA	2,738	1,075	4,042	—	39	—	—	1,075	4,081	5,156	143	Aug-04
Merrimack	NH	3,752	754	3,299	—	34	63	279	817	3,612	4,429	294	Apr-99
Manteca	CA	1,515	848	2,543	—	26	—	—	848	2,569	3,417	131	Jan-04
Mesa	AZ	1,539	849	2,547	—	26	—	—	849	2,573	3,422	92	Aug-04
Gurnee	IL	—	1,374	—	—	—	1,374	—	1,374	—
San Bernardino (Dev)	CA	1,553	750	—	—	—	—	—	750	—	750	—
Worcester/Ararat	MA	—	1,350	—	—	—	—	—	1,350	—	1,350	—
Belmont	CA	—	3,500	—	—	—	—	—	3,500	—	3,500	—
Antelope	CA	—	1,525	—	—	—	—	—	1,525	—	1,525	—
LA Central Ave	CA	—	2,200	—	—	—	—	—	2,200	—	2,200	—
LA Pico/Union	CA	—	3,075	—	—	—	—	—	3,075	—	3,075	—
Thousand Oaks—Kaufman JV	CA	—	4,500	—	—	—	—	—	4,500	—	4,500	—
Santa Clara	CA	—	4,750	—	—	—	—	—	4,750	—	4,750	—
Edgewood	MD	—	1,000	—	—	—	—	—	1,000	—	1,000	—
Miscellaneous other		—	849	2,202	—	795	—	—	849	2,997	3,846	222
Construction in progress		—	—	—	—	10,719	—	—	—	10,719	10,719	—
Intangible-In-place leases & relationships		—	—	25,574	—	—	—	—	—	25,574	25,574	14,740

		$747,193	$301,833	$933,719	$—	$23,836	$3,059	$8,483	$304,892	$966,038	$1,270,930	$58,252

(1)
Land and building adjustments relate to the acquistion of joint venture partners interest

        Activity in real estate facilities during the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Operating facilities
Balance at beginning of year	$723,275	$286,718	$241,798
Acquisitions	521,510	424,730	—
Improvements	3,977	3,285	472
Transfers from construction in progress	11,449	8,542	52,753
Dispositions and other	—	—	(8,305)

Balance at end of year	$1,260,211	$723,275	$286,718

Accumulated depreciation:
Balance at beginning of year	$28,339	$12,284	$7,150
Depreciation expense	29,913	12,454	5,837
Dispositions and other	—	3,601	(703)

Balance at end of year	$58,252	$28,339	$12,284

Construction in progress
Balance at beginning of year	$1,963	$79,940	$71,767
Current development	22,005	19,487	65,440
Transfers to operating facilities	(11,449)	(8,542)	(52,753)
Dispositions and other	(1,800)	(88,922)	(4,514)

Balance at end of year	$10,719	$1,963	$79,940

Net real estate assets	$1,212,678	$696,899	$354,374

        The aggregate cost of real estate for U.S. federal income tax purposes is $1,260,211.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        As previously reported in our report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2005, on April 18, 2005, we dismissed our auditors, PricewaterhouseCoopers LLP and appointed Ernst & Young LLP as our new independent auditors, effective April 19, 2005.

Item 9A.    Controls and Procedures

(i)    Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no mater how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We have formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to our Chief Executive Officer and Chief Financial Officer.

        We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(ii)   Internal Control over Financial Reporting

(a)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2005. We excluded from our assessment the internal controls over financial reporting relating to the acquisition of Storage USA ("SUSA"), which was acquired on July 14, 2005. SUSA accounted for 31.5% of our consolidated total assets as of December 31, 2005 and 18.3% of our consolidated total revenue for the year ended December 31, 2005.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)   Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Extra Space Storage, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Storage USA, which is included in the December 31, 2005 consolidated financial statements of the Company and constituted 31.5% of total assets as of December 31, 2005 and 18.3% of total revenue for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity as Storage USA was acquired on July 14, 2005. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Storage USA.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statement of operations, redeemable units and members' and stockholders' equity, and cash flows for the year ended December 31, 2005 of Extra Space Storage, Inc. and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah
March 9, 2006

(c)   Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a- 15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        In July 2005, we acquired SUSA, and as a result of this acquisition, we have undertaken a review of SUSA's internal controls and intend to make changes, if necessary, that we belive to be appropriate to those controls as we integrate the business with ours. As we further integrate SUSA's business, we will continue to review their internal controls and make further steps to ensure that their internal controls are effective and integrated appropriately.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrants

        Some of the information required by this item is incorporated by reference to the information set forth under the captions "Item 1—Election of Directors," "Executive Officers," "Information about the Board of Directors and its Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005.

        We have adopted a Code of Business Conduct and Ethics in compliance with rules of the Securities and Exchange Commission that applies to all of our personnel, including our Board of Directors, Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Code of Business Conduct and Ethics is available free of charge on the "Investor Info—Corporate Governance" section of our web site at www.extraspace.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or wavier from, a provision of this Code of Business Conduct and Ethics by posting such information on our web site at the address and location specified above.

        The Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on our website at the address and location specified above. Investors may obtain a free copy of the Code of Business Ethics, the Corporate Governance Guidelines or the committee charters by contacting the Investor Relations Department at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, Attn: James Overturf or by telephoning (801) 562-5556.

Item 11.    Executive Compensation

        Information with respect to executive compensation is incorporated by reference to information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section of our definitive Proxy Statement under the captions "Equity Compensation Plan Information" to be filed with the Securities and Exchange Commission pursuant to Regulation 14Aa within 120 days after December 31, 2005.

Item 13.    Certain Relationships and Related Transactions

        The information with respect to certain relationship and related transactions is incorporated by reference under the caption "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 14.    Principal Accountant Fees and Services

        The information with respect to principal accountant fees and services is incorporated by reference under the caption "Audit Committee" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this report:

  (1) and (2).    All Financial Statements and Financial Statement Schedules filed as part of this 10-K Annual Report are included in Item 8—"Financial Statements and Supplementary Data" of this 10-K Annual Report and reference is made thereto.

  (3)    The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Description
1.1	Underwriting Agreement dated December 6, 2005 (incorporated by reference from Exhibit 1.1 of Form 8-K filed on December 7, 2005).
2.1
Purchase and Sale Agreement, dated May 5, 2005 by and among Security Capital Self Storage Incorporated, as seller and Extra Space Storage LLC, PRISA Self Storage LLC, PRISA II Self Storage LLC, PRISA III Self Storage LLC, VRS Self Storage LLC, WCOT Self Storage LLC and Extra Space Storage LP, as purchaser parties and The Prudential Insurance Company of America (incorporated by reference from Exhibit 2.1 of Form 8-K filed on May 11, 2005).
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)
3.2	Bylaws of Extra Space Storage Inc.(1)
3.3	Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.(1)
3.4	Declaration of Trust of ESS Holdings Business Trust I.(1)
3.5	Declaration of Trust of ESS Holdings Business Trust II.(1)
4.1
Junior Subordinated Indenture dated as of July 27, 2005, between Extra Space Storage LP and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 of Form 8-K filed on August 2, 2005).
4.2
Amended and Restated Trust Agreement, dated as of July 27, 2005, among Extra Space Storage LP, as depositor and JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interest in the assets of ESS Statutory Trust III (incorporated by reference from Exhibit 4.2 of Form 8-K filed on August 2, 2005).
4.3	Form of Junior Subordinated Note—included in Exhibit 4.1 hereto (incorporated by reference from Exhibit 4.2 of Form 8-K filed on August 2, 2005).
4.4	Form of Trust Preferred Security Certificate—included in Exhibit 4.2 hereto (incorporated by reference from Exhibit 4.2 of Form 8-K filed on August 2, 2005).
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)
10.2	License between Centershift Inc. and Extra Space Storage LP.(1)
10.3	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space Properties Eight LLC.(1)
10.4	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space Properties Three LLC.(1)

10.5	Loan Agreement, dated as of March 8, 2004, by and between General Electric Capital Corporation and Extra Space of New Jersey, L.L.C.(1)
10.6
Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Northborough LLC, Extra Space of Whittier LLC, Extra Space of Stockton LLC, Extra Space of Weymouth LLC, and Extra Space of Lynn LLC, and Bank of America, N.A.(1)
10.7	Loan Agreement, dated as of May 4, 2004, by and between Extra Space Properties Ten LLC and Bank of America, N.A.(1)
10.8
Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Raynham LLC, Extra Space of Doylestown LLC, Extra Space of Glen Rock LLC, Extra Space of Fontana One LLC, and Extra Space of Merrimack LLC, and Bank of America, N.A.(1)
10.9	2004 Long-Term Compensation Incentive Plan.(1)
10.10	Extra Space Storage Performance Bonus Plan.(1)
10.11	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Kenneth M. Woolley.(1)
10.12	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Kent W. Christensen.(1)
10.13	Employment Agreement, dated July 27, 2004, by and between Extra Space Storage Inc. and Charles L. Allen.(1)
10.14	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements. (Incorporated by reference from Exhibit 10.14 of Form 10-K filed on March 15, 2005).
10.15
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (Incorporated by reference from Exhibit 10.15 of Form 10-K filed on March 15, 2005).
10.16	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (Incorporated by reference from Exhibit 10.16 of Form 10-K filed on March 15, 2005).
10.17	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.18	Purchase Agreement, by and between Extra Space Storage LLC and Fidelity Management Trust Company.(1)
10.19	Membership Interest Purchase Agreement, dated April 27, 2004, by and between Extra Space Storage LLC and Strategic Performance Fund-II, Inc.(1)
10.20	Promissory Note dated April 28, 2004 from Extra Space Storage payable to Strategic Performance Fund-II, Inc.(1)
10.21	Purchase and Sale Agreement, by and between Extra Space Storage LLC and Extra Space West One LLC.(1)
10.22	Extra Space Storage Non-Employee Director Plan.(1)
10.23	Purchase Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).

10.24	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.25
Purchase Agreements, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.26
Purchase Agreements, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
14.0	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-K filed on March 15, 2005).
16.1	PWC's letter to the SEC on the Changes in Registrant's Certifying Accountant (incorporated by reference from Exhibit 16.1 of Form 8-K filed on April 22, 2005).
21.1	Subsidiaries of the Company(1)
23.1	Consent of Ernst & Young LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2006	EXTRA SPACE STORAGE INC.

	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2006	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 13, 2006	By:	/s/ KENT W. CHRISTENSEN Kent W. Christensen Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 13, 2006	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Senior Vice President Finance and Accounting (Principal Accounting Officer)
Date: March 13, 2006	By:	/s/ ANTHONY FANTICOLA Anthony Fanticola Director
Date: March 13, 2006	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Director
Date: March 13, 2006	By:	/s/ ROGER B. PORTER Roger B. Porter Director
Date: March 13, 2006	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director