Form 10-Q
period 2006-03-31
Extra Space Storage Inc.
filed 2006-05-10
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 28, 2006 was 51,783,666.

EXTRA SPACE STORAGE INC.

TABLE OF CONTENTS

STATEMENT ON FORWARD LOOKING INFORMATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROL AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K.  Such factors include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets:
Real estate assets, net	$1,251,315	$1,212,678
Investments in real estate ventures	89,652	90,898
Cash and cash equivalents	11,061	28,653
Restricted cash	16,758	18,373
Receivables from related parties and affiliated real estate joint ventures	16,590	23,683
Notes receivable	11,996	12,109
Other assets, net	30,896	33,798
Total assets	$1,428,268	$1,420,192

Liabilities, Minority Interests, and Stockholders’ Equity:
Notes payable	$748,204	$747,193
Notes payable to trusts	119,590	119,590
Line of credit	25,000	—
Accounts payable and accrued expenses	7,326	13,261
Other liabilities	23,588	23,785
Total liabilities	923,708	903,829

Minority interest in Operating Partnership	35,194	36,010
Other minority interests	225	225

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 51,775,816 and 51,765,795 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	518	518
Paid-in capital	623,801	626,123
Deferred stock compensation	—	(2,374)
Accumulated deficit	(155,178)	(144,139)
Total stockholders’ equity	469,141	480,128
Total liabilities, minority interests, and stockholders’ equity	$1,428,268	$1,420,192

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2006	2005

Revenues:
Property rental	$39,175	$22,222
Management and franchise fees	5,159	368
Tenant insurance	921	—
Acquisition and development fees	50	267
Other income	65	51
Total revenues	45,370	22,908

Expenses:
Property operations	14,742	8,878
Tenant insurance	633	—
Unrecovered development/acquisition costs	318	107
General and administrative	9,245	2,977
Depreciation and amortization	9,276	5,730
Total expenses	34,214	17,692

Income before interest, minority interest and equity in earnings of real estate ventures	11,156	5,216

Interest expense	(11,985)	(6,239)
Interest income	482	10
Minority interest - Operating Partnership	(54)	56
Equity in earnings of real estate ventures	1,139	317
Net income (loss)	738	(640)

Net income (loss) per common share
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average number of shares
Basic	$51,593,729	31,169,950
Diluted	55,709,430	31,169,950

Cash dividends paid per common share	$0.23	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

						Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Par Value	Capital	Compensation	Deficit	Equity
Balances at December 31, 2005	51,765,795	$518	$626,123	$(2,374)	$(144,139)	$480,128
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(2,374)	2,374	—	—
Issuance of common stock upon the exercise of options	10,021	—	91	—	—	91
Other Adjustments	—	—	(425)	—	—	(425)
Compensation expense related to stock-based awards	—	—	386	—	—	386
Net income	—	—	—	—	738	738
Dividends paid on common stock at $0.2275 per share	—	—	—	—	(11,777)	(11,777)
Balances at March 31, 2006	51,775,816	$518	$623,801	$—	$(155,178)	$469,141

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$738	$(640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,276	5,730
Stock compensation expense	386	—
Gain (loss) allocated to minority interests	54	(56)
Distributions from real estate ventures in excess of earnings	1,303	69
Accrued interest on notes receivable	(251)	—
Changes in operating assets and liabilities:
Receivables from related parties	7,093	247
Other assets	3,643	(716)
Accounts payable	(5,935)	(1,825)
Other liabilities	(1,277)	447
Net cash provided by operating activities	15,030	3,256

Cash flows from investing activities:
Acquisition of real estate assets	(42,910)	(55,327)
Development and construction of real estate assets	(5,543)	(1,067)
Proceeds from sale of real estate assets	728	—
Investments in real estate ventures	(57)	(8)
Change in restricted cash	1,615	(1,080)
Principal payments received on notes receivable	364	—
Purchase of equipment and fixtures	(241)	(197)
Net cash used in investing activities	(46,044)	(57,679)

Cash flows from financing activities:
Proceeds from notes payable, notes payable to trust and line of credit	30,635	53,257
Principal payments on notes payable and line of credit	(4,049)	(2,765)
Deferred financing costs	(608)	(400)
Proceeds from exercise of stock options	91	—
Dividends paid on common stock	(11,777)	(7,091)
Distributions to Operating Partnership units held by minority interests	(870)	(621)
Net cash provided by financing activities	13,422	42,380
Net decrease in cash and cash equivalents	(17,592)	(12,043)
Cash and cash equivalents, beginning of the period	28,653	24,329
Cash and cash equivalents, end of the period	$11,061	$12,286

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$10,964	$5,103

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except shares and per share data

1.              ORGANIZATION

Extra Space Storage Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004 to own, operate, manage, acquire and develop self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries (the “Predecessor”), which had engaged in the self-storage business since 1977. The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At March 31, 2006, the Company had direct and indirect equity interests in 553 storage facilities located in 34 states, and Washington, D.C.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”).

3.              STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share–Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock–Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the three months ended March 31, 2006 based on historical forfeitures from guideline companies since the Company does not have sufficient history as a publicly traded company.

Prior to 2006, the Company accounted for stock–based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair value market on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of restricted common stock granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock–Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock–based compensation. The Company’s net loss and net loss per share for the three months ended March 31, 2005 would have been greater if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

Options

The Company has the following two stock options plans under which shares are available for grant at March 31, 2006: the 2004 Long-Term Incentive Compensation Plan, and the 2004 Non-Employee Directors’ Share Plan. Under the terms of the plans, the exercise price of an option shall be determined by the Compensation, Nominating and Governance Committee and reflected in the applicable award agreement. Each option becomes exercisable after the period or periods specified in the award agreement, which generally do not exceed 10 years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plans). Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may an option be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, such stock options shall vest ratably over a four-year period beginning on the date of grant. The Company recorded $200 of compensation expense relating to outstanding options during the three months ended March 31, 2006. No compensation expense was recorded related to outstanding options during the three months ended March 31, 2005.

The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	3.7%	3.5%
Dividend yield	6.9%	7.3%
Expected volatility	21%	22%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock–based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses guideline companies to estimate the expected price volatility and average expected term. These amounts are not materially different from the Company’s historical data on valuation and exercise timing.

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2006 as follows:

Options	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,032,398	$13.89
Granted	106,763	15.06
Exercised	(29,750)	12.55
Cancelled	(19,625)	13.51
Outstanding at March 31, 2006	3,089,786	$13.95	8.88	$10,009
Vested and expected to vest in the future at March 31, 2006	2,011,737	$13.04	8.65	$8,348
Exercisable at March 31, 2006	341,849	$12.56	8.40	$1,582

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $97 and $0, respectively. Exercise of options during the three months ended March 31, 2006 and 2005 resulted in cash receipts of $91 and $0, respectively.

Non-vested Common Stock

During July 2005, the Company granted 190,000 shares of non-vested common stock to certain employees, without consideration under the Company’s 2004 Long-Term Incentive Compensation Plan. At the date of the grant, the recipient had all rights of a stockholder including the right to vote and receive dividends subject to restrictions on transfers and forfeiture provisions. The forfeiture and transfer restriction on the shares lapse over a three to four year period beginning on the date of grant. The Company did not grant shares of non-vested common stock during the three months ended March 31, 2005. The Company recorded approximately $186 and $0 of compensation expense related to outstanding shares of non-vested common stock held by employees during the three months ended March 31, 2006 and 2005, respectively.

 The fair value of non-vested common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. There were no non-vested shares granted during the three months ended March 31, 2006 and 2005. A summary of the Company’s non-vested shares activity for the three months ended March 31, 2006 was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested shares
Nonvested at January 1, 2006	173,750	$15.66
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	173,750	$15.66

At March 31, 2006, there was $2,188 of total unrecognized compensation expense related to non-vested shares granted to employees under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense at March 31, 2006 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations. There were no shares that vested during the three months ended March 31, 2006. Unrecognized compensation expense related to non-vested shares of restricted common stock awards granted to employees was recorded as deferred compensation in stockholder’s equity at December 31, 2005. As part of the adoption of SFAS 123R, $2,374 of unrecognized compensation expense was reclassified as a component of paid-in capital.

Summary

As a result of adopting SFAS 123R, the net income set forth in the Condensed Consolidated Financial Statements for Operations for the three months ended March 31, 2006, was $200 lower than if the Company had continued to account for stock–based compensation under APB 25. Pro forma net loss as if the fair value based method had been applied to all awards for the three months ended March 31, 2005 is as follows:

Three months ended
March 31,
2005

Net loss as reported	$(640)
Deduct: stock-based compensation expense	(86)
Pro forma net loss	$(726)

Net loss per share - basic and diluted
Basic and diluted - as reported	$(0.02)
Basic and diluted - pro forma	$(0.02)

4.              NET INCOME  (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings (loss) per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using the treasury stock method. Potential common shares are securities (such as options, warrants, convertible debt, and convertible Operating Partnership units) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income or loss is adjusted to add back any changes in earnings (loss) in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings (loss) per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. Since the Company generated a loss for the three months ended March 31, 2005, the impact of inclusion of the potential conversion of securities into common shares is anti-dilutive and therefore diluted earnings per share is the same as basic earnings per share. Excluded from the computation of diluted common shares outstanding at March 31, 2005 are 1,647,500 stock options and 2,730,050 convertible Operating Partnership units.

5.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	March 31, 2006	December 31, 2005

Land	$315,959	$304,892
Buildings and improvements	960,252	929,745
Intangible assets - tenant relationships	23,036	22,174
Intangible lease rights	3,400	3,400
	1,302,647	1,260,211
Less: accumulated depreciation and amortization	(67,127)	(58,252)
Net operating real estate assets	1,235,520	1,201,959
Real estate under development	15,795	10,719
Net real estate assets	$1,251,315	$1,212,678

On January 30, 2006 the Company sold an excess parcel of vacant land in Lanham, Pennsylvania for $728. There was no gain or loss recognized in the sale.

6.              PROPERTY ACQUISITIONS

On March 30, 2006, the Company purchased one self-storage facility located in Bensalem, Pennsylvania from a third party for cash of $3,814.

On February 15, 2006, the Company purchased three self-storage facilities located in Lakewood and Tacoma, Washington from a third party for cash of $17,866.

On January 17, 2006, the Company purchased one self-storage facility located in Dacula, Georgia from a franchisee for cash of $5,148.

On January 13, 2006, the Company purchased one self-storage facility located in Venice, Florida from a franchisee for cash of $8,003.

On January 6, 2006, the Company purchased one self-storage facility located in Deland, Florida from a franchisee for cash of $5,414.

7.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures at March 31, 2006 and December 31, 2005 consists of the following:

	Excess Profit	Equity	Investment balance at
	Participation %	Ownership %	March 31, 2006	December 31, 2005

Extra Space West One LLC (“ESW”)	40%	5%	$2,075	$2,070
Extra Space Northern Properities Six, LLC (“ESNPS”)	35%	10%	1,877	1,929
PRISA Self Storage LLC (“PRISA”)	17%	2%	13,736	13,824
PRISA II Self Storage LLC (“PRISA II”)	17%	2%	11,084	11,187
PRISA III Self Storage LLC (“PRISA III”)	20%	5%	4,814	4,954
VRS Self Storage LLC (“VRS”)	20%	5%	4,681	4,740
WCOT Self Storage LLC (“WCOT”)	20%	5%	4,956	5,052
Storage Portfolio I, LLC (“Teachers”)	40%	25%	20,115	20,346
Storage Portfolio Bravo II (“Heitman”)	45%	20%	15,668	15,753
Other minority owned properties	10-50%	10-50%	10,646	11,043
			$89,652	$90,898

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended March 31,
	2006	2005

Equity in earnings of ESE	$—	$—
Equity in earnings of ESW	340	288
Equity in earnings of ESNPS	36	34
Equity in earnings of PRISA	125	—
Equity in earnings of PRISA II	110	—
Equity in earnings of PRISA III	23	—
Equity in earnings of VRS	34	—
Equity in earnings of WCOT	33	—
Equity in earnings of Teachers	224	—
Equity in earnings of Heitman	189	—
Equity in earnings of other minority owned properties	25	(5)
	$1,139	$317

Equity in earnings of Teachers and Heitman includes the amortization of the Company’s excess purchase price of approximately $19 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

8.              NOTES RECEIVABLE

In July 2005, the Company along with joint-venture partner Prudential Real Estate Investors acquired Storage USA from GE Commercial Finance for approximately $2.3 million in cash. Notes receivable relate to construction advances Storage USA had offered to certain franchisees. All properties are now in their operating phase. The notes are collateralized by the franchised properties and have terms up to five years. Interest payments are generally due monthly on the notes during the first two years of the term, with amortization of principal generally commencing in the third year based upon a 25-year schedule with the balance due at the due date. The loans bear interest based on a spread over the prime interest rate of 0.5% to 1.0%. Typically, advances represented 70%- 90% of the anticipated cost of the project.

Management periodically assesses historical payment history, payment status, prevailing economic and business conditions, specific loan terms and other relevant factors to determine whether any notes receivable should be placed on non-accrual status or otherwise adjusted for impairment. At March 31, 2006, none of the notes receivable were considered impaired.

9.              OTHER ASSETS

The components of other assets are summarized as follows:

	March 31, 2006	December 31, 2005

Equipment and fixtures	$9,631	$9,389
Less: accumulated depreciation	(5,359)	(4,977)
Deferred financing costs, net	11,423	12,151
Deferred advertising costs, net	86	128
Prepaid expenses and escrow deposits	3,926	5,114
Accounts receivable, net	7,376	8,179
Investments in trusts	3,590	3,590
Other	223	224
	$30,896	$33,798

10.       LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10.0 million swingline subfacility (the “Credit Facility”).

The Credit Facility has an interest rate of 175 basis points over LIBOR (6.58% and 6.14% at March 31, 2006 and December 31, 2005, respectively). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of March 31, 2006, the Credit Facility had approximately $75.4 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance on the line of credit at March 31, 2006 and December 2005 and 2004 was $25 million and $0, respectively. The maturity date on the line of credit is September 2007. The Credit Facility is collateralized by mortgages on certain real estate assets.

11.       NOTES PAYABLE

The components of notes payable are summarized as follows:

	March 31, 2006	December 31, 2005

Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 31, 2009 and December 1, 2015.	$654,441	$652,980

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 0.66% (5.49% and 5.05% at March 31, 2006 and December 31, 2005, respectively) and LIBOR plus 2.25% (7.08% and 6.64% at March 31, 2006 and December 31, 2005, respectively). Interest rates based on Prime are at Prime plus 0.5% (8.25% and 7.75% at March 31, 2006 and December 31, 2005, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between August 2, 2006 and August 24, 2009.

	93,763	94,213
	$748,204	$747,193

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at March 31, 2006.

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

The estimated fair value of the Swap Agreement at March 31, 2006 and December 31, 2005 was reflected as an other liability of $2,725 and $2,151, respectively. For the three months ended March 31, 2006 and 2005, interest expense has been increased by $96 and reduced by $164, respectively, as a result of the Swap Agreement.

12.       NOTES PAYABLE TO TRUSTS

During July 2005, ESS Statutory Trust III (the “Trust III”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40.0 million of preferred securities which mature on July 31, 2035. In addition, the Trust III issued 1,238 of Trust III common securities to the Operating Partnership for a purchase price of $1.2 million. On July 27, 2005, the proceeds from the sale of the preferred and common securities of $41.2 million were loaned in the form of a note to the Operating Partnership (“Note 3”). Note 3 has a fixed rate of 6.91% through July 31, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 3, payable quarterly, will be used by the Trust III to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust III with no prepayment premium after July 27, 2010.

During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company, issued an aggregate of $41.0 million of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust II common securities to the Operating Partnership for a purchase price of $1.3 million. On May 24, 2005 the proceeds from the sale of the preferred and common securities of $42.3 million were loaned in the form of a note to the Operating Partnership (“Note 2”). Note 2 has a fixed rate of 6.67% through June 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust II with no prepayment premium after June 30, 2010.

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35.0 million of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1.1 million. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36.1 million were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

The Company follows FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the consolidation of variable interest entities (“VIEs”). Under FIN 46R, Trust, Trust II and Trust III are VIEs that are not consolidated because the Company is not the primary beneficiary. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, the Trust II, and the Trust III by the Company.

13.       OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	March 31, 2006	December 31, 2005

Deferred rental income	$7,889	$7,322
Accrued interest	3,687	3,413
Accrued taxes and security deposits	1,607	1,618
Fair value of interest rate swap	2,726	2,151
Storage USA lease obligation liability	3,012	3,068
Property insurance payable	328	2,299
Other liabilities	4,339	3,914
	$23,588	$23,785

As a result of the acquisition of Storage USA, the Company recorded restructuring liabilities of $4,638 relating to the assumption of a lease for a facility that will no longer be used in the Company’s operations and $2,441 for severance costs related to terminated employees of the prior business.

The following table sets forth the restructuring activity during the three months ended March 31, 2006:

	Accrued			Accrued
	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31, 2005	Cash Paid	Adjustments	March 31, 2006
Facility exit costs	$3,068	$(56)	$—	$3,012
Severance costs	380	(725)	1,167	822
Total	$3,448	$(781)	$1,167	$3,834

Allocated to:
Continuing operations	$3,448	$(781)	$1,167	$3,834
Discontinued operations	—	—	—	—
	$3,448	$(781)	$1,167	$3,834

14.          RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services for certain joint ventures, franchise, third party and other related party properties. Management agreements provide generally for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities. The Company earns development fees of 4%-6% of budgeted costs on developmental projects and acquisition fees of 1% of the gross purchase price or the completed costs of development of acquired properties.

Management fee revenue for related party and affiliated real estate joint ventures for the three months ending March 31, 2006 and 2005 is summarized as follows:

		March 31,
		2006	2005

ESE	Affiliated real estate joint ventures	$—	$—
ESW	Affiliated real estate joint ventures	101	94
ESNPS	Affiliated real estate joint ventures	102	96
PRISA	Affiliated real estate joint ventures	1,232	—
PRISA II	Affiliated real estate joint ventures	1,000	—
PRISA III	Affiliated real estate joint ventures	452	—
VRS	Affiliated real estate joint ventures	273	—
WCOT	Affiliated real estate joint ventures	359	—
Teachers	Affiliated real estate joint ventures	298	—
Heitman	Affiliated real estate joint ventures	256	—
ESD	Related party	96	52
Other, franchisees and third parties	Affiliated real estate joint ventures	989	126
		$5,159	$368

Acquisition and development fee revenue for related party and affiliated real estate joint ventures for the quarters ending March 31, 2006 and 2005 is summarized as follows:

		March 31,
		2006	2005

Everest	Affiliated real estate joint ventures	$7	$168
Yancy	Affiliated real estate joint ventures	18	68
ESD	Related party	25	31
		$50	$267

Related party and affiliated company balances as of March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31,	December 31,
	2006	2005
Receivables:
Development fees receivable	$1,921	$2,552
Other receivables from properties	11,747	15,379

Receivables from Prudential relating to Storage USA acquisition	1,883	4,713
Other receivables from related parties	1,039	1,039
	$16,590	$23,683

Other receivables from properties consist of amounts due for expenses paid on behalf of the properties that the Company manages and management fees. Receivables from Prudential relating to the Storage USA acquisition represents amounts receivable from Prudential for general and administrative expenses, severance paid, and lease expenses paid relating to the Storage USA acquisition. The Company believes that all of these related party receivables are fully collectible. The Company does not have any payables to related parties at March 31, 2006 and December 31, 2005.

15.       MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company holds a 93.12% majority ownership interest therein as of March 31, 2006. The remaining ownership interests in the Operating Partnership of 6.88% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company.

The minority interest in the Operating Partnership represents Operating Partnership units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either Operating Partnership units or Contingent Conversion Units (“CCU”). Limited partners who received Operating Partnership units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those Operating Partnership units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement.

During July 2005 the Operating Partnership issued 1,470,149 Operating Partnership units valued at $21.6 million in conjunction with the acquisition of Storage USA. During September 2005 and November 2005, 350,000 and 50,000 Operating Partnership units were redeemed in exchange for common stock, respectively. As of March 31, 2006, the Operating Partnership had 3,825,787 and 200,046 shares of Operating Partnership units and CCUs outstanding, respectively.

Unlike the Operating Partnership units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into shares of the Company’s common stock. Initially, each CCU will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ending March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the

CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled and restored to the status of authorized but unissued shares of common stock. As of March 31, 2006, there were no CCUs converted to common stock as the 14 early-stage lease-up properties did not achieve the performance thresholds.

While any CCUs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

16.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 Contingent Conversion Shares (“CCS”), $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2006, 51,775,816 shares of common stock were issued and outstanding, 3,888,843 shares of CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All stockholders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

Unlike the Company’s shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company’s common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ending March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCS issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock. As of March 31, 2006, there were no CCSs converted to common stock as the 14 early-stage lease-up properties did not achieve the performance thresholds.

While any CCSs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

17.       SEGMENT INFORMATION

The Company operates in two distinct segments; (1) property management and development and (2) rental operations. Financial information for the Company’s business segments are set forth below:

	Three months ended March 31,
	2006	2005
Statement of Operations
Total revenues
Property management and development	$6,195	$686
Rental operations	39,175	22,222
	$45,370	$22,908

Operating expenses, including depreciation and amortization
Property management and development	$10,552	$3,136
Rental operations	23,662	14,556
	$34,214	$17,692

Income (loss) before interest, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets		$—
Property management and development	$(4,357)	$(2,450)
Rental operations	15,513	7,666
	$11,156	$5,216

Interest expense
Property management and development	$200	$45
Rental operations	11,785	6,194
	$11,985	$6,239

Interest income
Property management and development	$482	$10

Equity in earnings of real estate ventures
Rental operations	$1,139	$317

Income (loss) before minority interests
Property management and development	$(4,075)	$(2,485)
Rental operations	4,867	1,789
	$792	$(696)

Depreciation and amortization expense
Property management and development	$183	$52
Rental operations	9,093	5,678
	$9,276	$5,730

Statement of Cash Flows
Acquisition of real estate assets
Property management and development	$(42,910)	$(55,327)

Development and construction of real estate assets
Property management and development	$(5,543)	$(1,067)

	March 31, 2006	December 31, 2005
Balance Sheet
Investment in real estate ventures
Rental operations	$89,652	$90,898

Total assets
Property management and development	153,554	179,770
Property operations	1,274,714	1,240,422
	$1,428,268	$1,420,192

18.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed three construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, Chicago, Illinois and Peoria, Arizona. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004, July 2005 and August 2005, respectively. At

March 31, 2006, the total amount of guaranteed mortgage debt relating to these joint ventures was $14,443. These mortgage loans mature December 1, 2007, July 28, 2008 and August 31, 2008, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at March 31, 2006 is $24,653. The Company has recorded no liability in relation to this guarantee as of March 31, 2006. The fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of March 31, 2006, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against it, or its properties.

19.       SUBSEQUENT EVENTS

On May 4, 2006, the Company purchased one-self storage facility located in Dallas, Texas from a franchisee for approximately $14.7 million.

On May 1, 2006, the Company purchased one self-storage facility located in North Hollywood, California from Extra Space Development, which is owned by certain members of the Company’s management team and a director, for cash of $12.5 million.  This purchase price will be adjusted for final net asset pro-rations within 30 days of the date of the transaction.  The independent members of the Company’s board of directors approved this acquisition.

On April 12, 2006, the Company purchased its partners’ joint venture interest in five properties located in Kansas, Tennessee and Texas, and sold its joint venture interest in three properties located in Texas.  As part of the transaction the Company paid cash of $3.0 million, settled franchise notes receivable of $10.3 million and assumed a note payable of $7.9 million.  The final purchase price will be adjusted for final net asset pro-rations within 45 days from the date of the transaction. No gain or loss is expected on this transaction.

20.       ACCOUNTING AND DISCLOSURE CHANGES

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-05 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-05. EITF 04-05 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. EITF 04-05 is not expected to have a material impact on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2005. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” Amounts are in thousands (except per share data and unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited Condensed Consolidated Financial Statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our notes to the Audited Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2005 describe the significant accounting policies essential to our unaudited Condensed Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the notes to the unaudited Condensed Consolidated Financial Statements that contain additional information regarding our accounting policies and other disclosures.

OVERVIEW

We are a fully integrated, self-administered and self-managed real estate investment trust formed to continue the business commenced in 1977 by our predecessor companies to own, operate, acquire, develop and redevelop professionally managed self-storage properties. We derive a substantial portion of our revenues from rents received from tenants under existing leases on each of our self-storage properties. Additional revenue is derived from management and franchise fees from our joint venture and franchise properties. We operate in competitive markets where consumers have multiple self-storage properties from which to choose. Competition has and will continue to impact our results. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels higher in the summer months due to increased rental activity.

Our operating results, therefore, depend materially on our ability to lease available self-storage space and on the ability of our tenants to make required rental payments. We believe we are able to respond quickly and effectively to changes in local, regional and national economic conditions by centrally adjusting rental rates through our internal revenue management team by utilizing STORE, the operating management software employed at all of our owned and managed properties.

We continue to evaluate a range of new growth initiatives and opportunities in order to enable us to maximize stockholder value. These include:

•                  Maximize the performance of properties through strategic, efficient and timely management. We plan to pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team will seek to maximize revenue by responding to changing market conditions through STORE’s unique ability to provide real-time, interactive rental rate and discount management. Our scale allows greater ability to implement national, regional and local marketing programs which will drive more customers to our stores.

•                  Focus on the acquisition of self-storage properties from franchisees and third parties. We have benefited greatly from the acquisition of existing properties. The acquisitions team will continue to aggressively pursue the acquisition of single properties and portfolios that we believe can provide short and long-term stockholder value.

Our acquisition of Storage USA has further bolstered our reputation as a reliable, ethical buyer which enhances our ability to negotiate and close non-brokered, private deals. In addition, our status as an umbrella partnership real estate investment trust (“UPREIT”) enables flexibility when structuring deals.

•                  Develop new self-storage properties. We have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our 2006 and 2007 development pipeline includes 19 of these projects. The construction of many of these properties has already begun.

•                  Expand the Company’s management business. We see the management business as a future development and acquisition pipeline. We are in the process of developing a strategic plan for this growth channel.

RECENT DEVELOPMENT

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

    In connection with the Transaction, the Company acquired 61 wholly-owned self storage properties, acquired Storage USA (“SUSA”) Partnership, L.P.’s equity interest in joint ventures which collectively owned 78 properties and assumed the management of 60 franchises and third party owned properties. In addition, 259 of the self-storage properties were acquired in the Transaction by five separate limited liability companies owned by five subsidiaries of the Company (each, a “Company Sub”) and Prudential. The limited liability company agreements govern the rights and responsibilities of each such limited liability company. The Company also acquired $37.7 million of notes receivable due from franchisees.

PROPERTIES

As of March 31, 2006, we owned and operated 553 properties located in 34 states, and Washington, D.C. Of these properties, 198 are wholly owned and 355 are held in joint ventures with third parties. The properties owned and operated before the Storage USA acquisition are now operated under the registered Extra Space Storage brand name. We are currently implementing a re-branding program which will convert all of the Storage USA stores to the Extra Space Storage brand. As of March 31, 2006 we owned or had an ownership interest in approximately 40.1 million square feet of rentable space configured in approximately 375,000 individual self-storage units. Nearly 70% of the properties are clustered around the larger population centers of Atlanta, Baltimore, Boston, Chicago, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa, San Francisco and Washington, D.C. These markets contain above-average population and income demographics and high barriers to entry for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. The Storage USA acquisition has given us increased scale in many core markets as well as a solid presence in many markets where we had no previous scale.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate or has been open for three years.

As of March 31, 2006, greater than 100,000 tenants were leasing storage units at our 198 wholly-owned properties, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of March 31, 2006, the median length of stay was approximately 11 months.

The following table sets forth additional information regarding the occupancy of the stabilized properties on a state-by-state basis as of March 31, 2006 and 2005. The information as of March 31, 2005 is on a pro forma basis as though all the properties owned at March 31, 2006 were under the Company’s control as of March 31, 2005.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2006 (1)	Number of Units as of March 31, 2005	Net Rentable Square Feet as of March 31, 2006 (2)	Net Rentable Square Feet as of March 31, 2005	Square foot Occupancy % March 31, 2006	Square foot Occupancy % March 31, 2005
Wholly-Owned Properties
Arizona	2	1,325	1,316	176,220	174,625	96.3%	93.2%
California	29	19,262	19,328	2,080,464	2,084,058	87.1%	86.2%
Colorado	5	2,402	2,412	293,541	302,656	85.4%	80.3%
Florida	24	16,239	16,212	1,754,589	1,743,608	91.3%	91.0%
Georgia	8	4,506	4,530	586,565	588,557	85.7%	85.6%
Illinois	3	2,147	2,144	196,937	188,034	78.8%	78.8%
Kentucky	3	1,577	1,584	194,290	194,215	87.1%	76.7%
Louisiana	2	1,410	1,411	147,490	147,900	98.0%	83.2%
Maryland	5	4,530	4,542	489,502	488,659	80.4%	74.5%
Massachusetts	22	12,005	12,028	1,310,140	1,305,090	80.7%	78.8%
Michigan	2	1,042	1,048	134,912	134,672	75.7%	71.5%
Missouri	3	1,340	1,334	167,907	167,412	78.0%	79.5%
Nevada	1	462	463	56,500	57,100	88.0%	91.0%
New Hampshire	2	1,015	1,015	125,609	117,268	78.4%	78.2%
New Jersey	18	14,662	14,690	1,447,163	1,441,243	83.5%	84.1%
New York	4	4,446	4,445	259,924	262,004	76.7%	81.5%
Ohio	4	2,059	2,073	275,425	276,522	81.2%	77.4%
Oregon	1	764	767	103,690	105,810	85.2%	71.2%
Pennsylvania	8	6,126	5,916	636,394	609,985	77.3%	77.5%
Rhode Island	1	727	713	75,816	75,811	86.7%	78.1%
South Carolina	4	2,068	2,088	245,584	246,969	89.2%	89.4%
Tennessee	4	2,712	2,686	358,819	357,294	91.0%	80.7%
Texas	11	6,449	6,444	723,850	723,144	82.2%	80.5%
Utah	3	1,528	1,521	210,675	209,690	88.3%	81.9%
Virginia	2	1,220	1,229	125,507	126,069	86.4%	84.8%
Washington	3	2,022	2,014	242,595	241,945	86.0%	90.5%

Total Wholly Owned Stabilized	174	114,045	113,953	12,420,108	12,370,340	85.0%	83.4%

Properties held in Joint-Ventures
Alabama	4	2,321	2,315	281,213	281,445	83.0%	82.4%
Arizona	12	7,441	7,386	806,433	806,816	93.4%	86.4%
California	72	51,897	51,987	5,315,055	5,336,005	87.2%	84.6%
Colorado	3	1,906	1,920	215,713	216,202	79.5%	77.8%
Connecticut	9	6,531	6,537	754,329	758,294	73.5%	73.2%
Delaware	1	589	585	71,655	71,655	81.2%	80.6%
Florida	24	20,352	20,541	2,075,155	2,066,257	87.1%	83.2%
Georgia	3	1,917	1,919	251,738	251,772	77.6%	78.1%
Illinois	5	3,321	3,333	361,987	358,297	71.6%	67.8%
Indiana	9	3,733	3,733	469,528	470,029	83.3%	82.0%
Kansas	4	1,713	1,718	214,285	216,500	80.2%	73.1%
Kentucky	4	2,266	2,250	268,009	268,365	79.1%	76.0%
Maryland	14	10,934	10,913	1,077,001	1,075,676	82.2%	79.5%
Massachusetts	17	9,250	9,320	1,049,338	1,049,159	77.0%	75.8%
Michigan	10	5,960	5,976	784,677	785,353	74.9%	76.7%
Missouri	5	2,778	2,757	326,740	324,230	79.6%	78.4%
Nevada	7	4,626	4,626	622,464	623,834	88.1%	92.8%
New Hampshire	3	1,330	1,331	138,804	137,949	83.7%	86.5%
New Jersey	19	14,091	14,083	1,402,335	1,482,871	84.6%	84.3%
New Mexico	9	4,730	4,469	529,344	519,779	84.3%	87.8%
New York	20	22,921	22,957	1,669,339	1,688,745	80.8%	76.2%
Ohio	12	5,578	5,569	825,187	825,191	75.9%	79.0%
Oregon	2	1,280	1,265	136,450	136,080	87.5%	84.8%
Pennsylvania	9	5,892	5,880	658,485	653,299	80.4%	81.3%
Rhode Island	1	611	611	74,005	74,005	58.8%	71.1%
Tennessee	24	12,610	12,597	1,636,176	1,638,280	84.0%	79.6%
Texas	26	17,726	17,605	2,064,319	2,064,668	77.8%	77.3%
Utah	1	520	510	59,400	59,400	79.3%	80.7%
Virginia	15	10,359	10,349	1,106,241	1,105,596	81.2%	80.3%
Washington	1	551	551	62,730	62,730	92.3%	86.0%
Washington, D.C.	1	1,536	1,534	101,990	105,592	79.2%	83.0%

Total Stabilized Joint-Ventures	346	237,270	237,127	25,410,125	25,514,074	82.7%	80.9%

Total Stabilized	520	351,315	351,080	37,830,233	37,884,414	83.2%	81.4%

(1)       Represents unit count as of March 31, 2006 which may differ from March 31, 2005 unit count due to unit conversions or expansions.

(2)       Represents net rentable square feet as of March 31, 2006  which may differ from March 31, 2005 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of March 31, 2006 and 2005. The information as of March 31, 2005 is on a pro forma basis as though all the properties owned at March 31, 2006 were under our control as of March 31, 2005.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
		Number of		Net Rentable
		Units as of	Number of	Square Feet as	Net Rentable	Square foot	Square foot
	Number of	March 31, 2006	Units as of	of March 31,	Square Feet as of	occupancy %	occupancy %
Location	Properties	(1)	March 31, 2005	2006 (2)	March 31, 2005	March 31, 2006	March 31, 2005
Wholly-Owned Properties
California	2	1,117	1,149	132,230	133,425	73.9%	61.0%
Connecticut	2	1,364	1,366	123,000	123,715	63.0%	59.4%
Florida	2	1,013	1,027	127,640	126,050	75.1%	65.5%
Illinois	2	1,134	1,139	144,470	144,665	69.8%	57.9%
Massachusetts	5	3,324	3,347	320,460	323,375	65.1%	50.5%
Nevada	1	779	—	75,135	—	77.6%	0.0%
New Jersey	4	3,238	3,356	279,700	283,263	81.9%	71.1%
New York	3	2,523	2,522	196,445	198,120	82.2%	75.7%
Pennsylvania	1	425	425	47,680	47,680	55.1%	35.1%
Virginia	1	727	729	75,700	75,525	75.5%	53.4%
Washington	1	529	—	61,250	—	52.4%	0.0%

Total Wholly Owned Lease-up	24	16,173	15,060	1,583,710	1,455,818	72.3%	61.3%

Properties held in Joint-Ventures
Illinois	1	689	683	74,345	72,195	57.8%	57.2%
Maryland	1	961	—	73,709	—	3.0%	0.0%
New Jersey	2	1,595	1,583	172,180	169,645	72.5%	66.4%
New York	2	1,278	1,276	124,575	124,500	72.3%	66.8%
Pennsylvania	2	1,694	1,700	150,148	149,963	68.3%	44.8%
Virginia	1	878	882	85,025	85,025	49.3%	22.0%

Total Lease-up Joint Ventures	9	7,095	6,124	679,982	601,328	59.5%	53.7%

Total Lease-up Properties	33	23,268	21,184	2,263,692	2,057,146	68.5%	59.1%

(1)       Represents unit count as of March 31, 2006 which may differ from March 31, 2005 unit count due to unit conversions or expansions.

(2)       Represents net rentable square feet as of March 31, 2006  which may differ from March 31, 2005 net rentable square feet due to unit conversions or expansions.

Our property portfolio is a made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” facilities, or a mix of both drive-up buildings and multi-floor buildings. We have several multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

Our properties are generally situated in accessible, visible locations clustered around large population bases; however, due to certain factors, we have a handful of locations outside the top Metropolitan Statistical Areas (“MSA’s”) that were developed or acquired based on the market, familiarity with the properties, or as part of a larger portfolio.

In addition to the 198 wholly-owned properties and the 355 properties in which we have an ownership interest, we also manage 81 properties for third parties and franchisees as of March 31, 2006. We receive a management fee equal to approximately 6% of gross revenues to manage these sites.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 and 2005

Overview

Results for the three months ended March 31, 2006 include the operations of 553 properties, (198 of which were consolidated and 355 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2005, which included the operations of 148 properties (130 of which were consolidated and 18 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three months ended March 31,
	2006	2005	$ Change	% Change
Property rental	$39,175	$22,222	$16,953	76.3%
Management and franchise fees	5,159	368	4,791	1,301.9%
Tenant insurance	921	—	921	100.0%
Acquisition and development fees	50	267	(217)	(81.3)%
Other income	65	51	14	27.5%
Total revenues	$45,370	$22,908	$22,462	98.1%

Property Rental – The increase in property rental revenue consists of $13,347 associated with the acquisition of 61 wholly-owned properties in conjunction with the Storage USA acquisition in July 2005, $1,761 associated with other acquisitions, $1,181 from rate increases at stabilized properties, and $664 from increases in occupancy at lease-up properties.

Management and Franchise Fees—Our taxable real estate investment trust (“REIT”) subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures, franchises and third parties. Management fees generally represent 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures. The increase in management fees is due mainly to new fees associated with the Storage USA acquisition. Through this acquisition we obtained equity interests in joint ventures which own a total of 336 properties. We obtained management contracts for these new joint venture properties, and also obtained over 50 new third party and franchise management contracts in conjunction with the Storage USA acquisition.

Tenant Insurance—Tenant insurance revenue relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the Storage USA acquisition to replace Storage USA’s tenant insurance program.

Acquisition and Development Fees—The decrease in acquisition and development fee revenue was due to the decreased volume of development relating to joint ventures in 2005.

Other Income—Other income represents primarily income from truck rentals. The increase in other income is associated with the Storage USA acquisition and other acquisitions made in 2006.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three months ended March 31,
	2006	2005	$ Change	% Change
Property operations	$14,742	$8,878	$5,864	66.1%
Tenant insurance	633	—	633	100.0%
Unrecovered development/acquisition costs and support payments	318	107	211	197.2%
General and administrative	9,245	2,977	6,268	210.5%
Depreciation and amortization	9,276	5,730	3,546	61.9%
Total expenses	$34,214	$17,692	$16,522	93.4%

Property Operations—The increase in property operations expense was primarily due to increases of $4,905 associated with the Storage USA acquisition, $560 associated with other acquisitions, and $392 primarily from utilities and property taxes. We acquired 77 properties between January 1, 2005 and March 31, 2006.

Tenant Insurance—Tenant insurance expense relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the Storage USA acquisition to replace Storage USA’s tenant insurance program. We incurred $125 in one time expenses associated with the conversation of the Storage USA captive insurance program during the three months ended March 31, 2006

Unrecovered Development/Acquisition Costs and Support Payments—Unrecovered development costs increased primarily due to the write off of costs relating to a property in Maryland.

General and Administrative—The increase in general and administrative expenses during the three months ended March 31, 2006 was due mainly to the increased costs associated with the management of the additional properties that have been added through acquisitions and new joint venture arrangements entered into during 2005. Included in general and administrative expense is a $386 compensation expense related to stock grants and stock options upon adoption of SFAS 123R.

Depreciation and Amortization—The increase in depreciation and amortization expense results from more properties being open during the three months ended March 31, 2006 than were open during the quarter ended March 31, 2005 due mainly to acquisitions of new properties.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three months ended March 31,
	2006	2005	$ Change	% Change

Interest expense	$(11,985)	$(6,239)	$(5,746)	92.1%
Interest income	482	$10	472	4,720.0%
Minority interest - Operating Partnership	(54)	$56	(110)	(196.4)%
Equity in earnings of real estate ventures	1,139	$317	822	259.3%
Total other income (expense)	$(10,418)	$(5,856)	$(4,562)	77.9%

Interest Expense—The increase in interest expense for the three months ended March 31, 2006 was due primarily to $1,946 of interest incurred on the new trust preferred debt and $4,129 of interest expense on the mortgage loans on the 61 properties acquired in connection with the Storage USA acquisition. This amount was partially offset due to repayment of borrowings from funds raised on our equity offerings during 2005. The remainder of the increase was due mainly to other new loans or advances on the line of credit related to other acquisitions. Capitalized interest for the three months ended March 31, 2006 and 2005 was $383 and $0, respectively.

Interest Income—The increase in interest income for the three months ended March 31, 2006 when compared to March 31, 2005 was primarily the result of the interest earned on approximately $12 million of notes receivable that we acquired in connection with the Storage USA acquisition.

Minority Interest—Operating Partnership—Income/loss allocated to the Operating Partnership represents 6.88% and 8.05% of the net income/loss for the three months ended March 31, 2006 and 2005, respectively.

Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures is due primarily to our purchase of new equity interests in joint ventures. As a result of the Storage USA acquisition we own joint venture interests in an additional 336 new properties.

FUNDS FROM OPERATIONS

Funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net loss and cash flows, for an understanding of our operating results. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses on sales of operating  properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income (loss) and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to net cash flow from operating activities as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets for the calculation of FFO:

	Three months ended March 31,
	2006	2005
Net income (loss)	$738	$(640)

Plus:
Real estate depreciation	6,473	3,764
Amortization of intangibles	2,553	1,927
Joint venture real estate depreciation	1,200	101
Income allocated to Operating Partnership minority interest	54	—
Less:
Loss allocated to Operating Partnership minority interest	—	(56)

Funds from operations	$11,018	$5,096

Diluted funds from operations per share	$0.20	$0.15

Weighted average number of shares - diluted
Common stock	51,883,643	31,169,950
Operating Partnership units	3,825,787	2,730,050
Total	55,709,430	33,900,000

SAME-STORE STABILIZED PROPERTY RESULTS

We consider same-store stabilized portfolio to consist of only those wholly-owned properties at the beginning and at the end of the applicable periods presented and that have achieved stabilization as of the first day of such period. The following table sets forth operating data for the same-store portfolio for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the 103 properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments.

	Three Months Ended March 31,		Percent
	2006	2005	Change
Same-store rental revenues	$20,137	$18,919	6.4%
Same-store operating expenses	7,253	6,909	5.0%
Same-store net operating income	12,884	12,010	7.3%

Non same-store rental revenues	19,038	3,303	476.4%
Non same-store operating expenses	7,489	1,969	280.4%

Total rental revenues	39,175	22,222	76.3%
Total operating expenses	14,742	8,878	66.1%

Properties included in same-store	103	103

The increase in same-store rental revenues was primarily due to increased rental rates and our ability to maintain occupancy. The increase in same-store operating expenses was primarily due to an increase in utilities and property taxes.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

As described in the notes to our unaudited Condensed Consolidated Financial Statements, upon the achievement of certain levels of net operating income with respect to 14 of our pre-stabilized properties, our contingent conversion shares (“CCS”) and our Operating Partnership’s contingent conversion units (“CCU”) will convert into additional shares of common stock and Operating Partnership units. As of March 31, 2006 there have be no conversion of CCS/CCUs as these properties have not achieved the requisite level of net operating income. The average occupancy of these 14 properties as of March 31, 2006 was 71.7% as compared to 60.0% at March 31, 2005. The table below outlines the performance of the properties for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,		Percent
	2006	2005	Change
CCS/CCU rental revenues	$2,425	$1,852	30.9%
CCS/CCU operating expenses	1,329	1,308	1.6%
CCS/CCU net operating income	1,096	545	101.2%

Non-CCS/CCU rental revenues	36,750	20,370	80.4%
Non-CCS/CCU operating expenses	13,413	7,570	77.2%

Total rental revenues	39,175	22,222	76.3%
Total operating expenses	14,742	8,878	66.1%

Properties included in CCS/CCU	14	14

The increase in CCS/CCU rental revenues was primarily due to increased rental rates and increased occupancy. The increase in CCS/CCU operating expenses was primarily due to an increase in property taxes and repairs and maintenance.

CASH FLOWS

Cash flows provided by operating activities were $15,030 and $3,256 for the three months ended March 31, 2006 and 2005, respectively. The increase in cash provided by operating activities was due to the addition of new stabilized properties through the Storage USA acquisition and other acquisitions. There have also been lower cash funding requirements relating to our lease-up properties as occupancy has increased.

Cash used in investing activities was ($46,044) and ($57,679) for the three months ended March 31, 2006 and 2005, respectively. This decrease in 2006 is primarily the result of lower average cost of acquisitions of real estate assets in the first three months in 2006 than in 2005.

Cash provided by financing activities was $13,422 and $42,380 for the three months ended March 31, 2006 sand 2005, respectively. The 2006 financing activities consisted primarily of additional net borrowings of $25,978 offset by $11,777 paid in dividends. The 2005 financing activities consisted primarily of additional net borrowings of $50,092 offset by $7,091 paid in dividends.

OPERATIONAL SUMMARY

For the three months ended March 31, 2006, we continued our same-store, year-on-year revenue growth with a revenue increase of 6.4%. Occupancy at our stabilized properties was up slightly on a year-on-year basis, averaging 85.0% for the three months ended March 31, 2006 compared to 83.4% for the three months ended March 31, 2005. South Florida, Northern California, Atlanta and Baltimore/Washington D.C. remain our strongest regions, while Southern New Jersey and Philadelphia have performed below the portfolio average.

Property revenue growth remained strong with increases in every market in which we operate. The increase in property revenue is the result of gains in occupancy and increases in rental rates to both new and existing customers. Discounting is higher on a year on year basis, but has had a positive effect on both occupancy and overall revenue growth.

Property expenses increased primarily as a result of increases in property taxes and utilities. Property tax increases are the result of re-assessments on properties that we have acquired and other annual re-assessment. These increases in property taxes and utilities were partially offset by decreased snow removal expense incurred in 2006.

OUTLOOK

We believe that the acquisition of Storage USA will continue to enable us to take advantage of our increased scale and property level revenue-generating opportunities. The transition of the Storage USA business processes, technology, accounting and human resource systems are complete. Work remains on a capital improvement program that will re-sign and re-flag the Storage USA properties and improve the overall appearance of our property portfolio.

The continued increases in same-store revenue is positive, though there can be no assurance that this trend will continue. We are continually seeking to drive revenue growth by actively managing both pricing and promotional strategies through our revenue management team and utilizing the yield management features of STORE. In-house training and operational initiatives and marketing promotions continue to be implemented which also provide support for increased revenue at the store-level.

We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. We expect some larger competitors in the industry to continue aggressive, large-scale media campaigns that may inhibit our ability to control discounts, especially at our properties in the lease-up phase. Despite this, we expect a continued positive operating climate for self-storage operators, particularly for those with well-located, highly visible, and efficiently managed self-storage properties.

REVENUE OUTLOOK

We believe that our pricing and discount strategies have positioned us well to maintain revenue growth for the remainder of 2006. However, there can be no guarantee that the current levels of revenue growth will continue. We aim to achieve not the highest level of occupancy, but the highest sustainable level of revenue to increase stockholder value. We will also continue to selectively discount certain markets, sites and units based on occupancy, availability, and competitive parameters that are controlled by the revenue management team through our software solution. We believe that the disciplined, systematic and proactive approaches used by the revenue management team will have a continued positive effect on our legacy facilities.

As we continue to grow, media opportunities that only a few companies currently possess in the industry will become available to us. Currently, most marketing programs have been targeted on a local level. We seek to continue to stretch our marketing dollar further by testing new approaches that drive traffic to the store level at the lowest possible cost and highest effectiveness. We believe that traditional self-storage marketing approaches such as yellow pages and newspaper advertisements are high cost and low return communication tools and are redistributing dollars to marketing channels that we believe will provide a higher return at a lower cost.

EXPENSE OUTLOOK

Property taxes and utilities were the main components of our increased operating expenses in the three months ended March 31, 2006 compared to the same quarter last year. Certain of our properties will continue to receive re-assessment and our utility expenses will likely continue to exceed prior years; however, we believe that the overall property expenses for the remainder of the year will be in-line with budgeted levels. In addition, the acquisition of Storage USA provides us with additional buying power for yellow pages and other advertising that we belive should lead to expense efficiencies in the future.

Included in our general and administrative expenses for the three months ending March 31, 2006 is $386 of compensation expense relating to stock options and grants upon adoption of SFAS 123R. We estimate that we will continue to recognize expenses relating to options and grants at a rate similar to the amount incurred during the three months ending March 31, 2006.

We believe that we currently have the personnel in place required to operate and grow our existing business. Therefore, we do not foresee significant increases to our general and administrative expenses in future periods unless we experience significant growth or other unforeseen events that necessitate the need to increase our current levels of staffing.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $11,061 available in cash and cash equivalents. We will be required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. We intend to use this cash to purchase additional self-storage properties and fund other working capital needs during the second quarter of 2006. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

During September 2004, we, as guarantor, and our Operating Partnership entered into a $100 million revolving line of credit (“Credit Facility”), which includes a $10 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of March 31, 2006, the Credit Facility had approximately $75.4 million of available borrowings based on the assets collateralizing the Credit Facility. As of March 31, 2006 we had $25,000 outstanding under the Credit Facility.

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

As of March 31, 2006, we had approximately $892.8 million of debt, resulting in a debt to total capitalization ratio of 48.3%. As of March 31, 2006, the ratio of total fixed rate debt and other instruments to total debt is 87.0%. The weighted average interest rate of the total of fixed and variable rate debt at March 31, 2006 is 5.4%.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under our Credit Facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of distributions to stockholders, new facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We do not expect that our operating cash flow will be sufficient to fund our long term liquidity needs and instead expect to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. We may also use Operating Partnership units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to our unaudited Condensed Consolidated Financial Statements, we do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our unaudited Condensed Consolidated Financial Statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2006:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$44,392	$3,352	$8,832	$8,336	$23,872
Notes payable, notes payable to trusts and line of credit
Interest	285,740	47,382	94,037	85,264	59,053
Principal	892,794	2,994	38,712	415,709	435,378
Total contractual obligations	$1,222,926	$53,728	$141,582	$509,309	$518,372

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

As of March 31, 2006, we had $892.8 million in total debt of which $116.3 million is subject to variable interest rates (including the $61.8 million on which we have the reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $1.2 million annually.

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

The fair value of fixed rate notes payable and notes payable to trusts at March 31, 2006 was $737,397. The carrying value of these fixed rate notes payable at March 31, 2006 was $776,540.

ITEM 4. CONTROL AND PROCEDURES

(i)            Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to our Chief Executive Officer and Chief Financial Officer.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(ii)    Changes in internal control over financial reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the company. As a result, during the period ended March 31, 2006, we implemented a new software application for the processing of our accounts payable. The implementation was an effort to upgrade the technology supporting our financial systems. The implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the new system software to individuals involved in transaction processing, review and oversight, analysis and reporting; and resolve issues in a timely manner, and report trends to management.

Except for the preceding change, there were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a- 15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

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

EXTRA SPACE STORAGE INC. Registrant

Date: May 10, 2006	/s/ Kenneth M. Woolley
Kenneth M. Woolley Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	/s/ Kent W. Christensen
Kent W. Christensen Senior Vice President and Chief Financial Officer
(Principal Financial Officer)