Form 10-Q
period 2006-06-30
Extra Space Storage Inc.
filed 2006-08-09
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 4, 2006 was 52,006,118.

EXTRA SPACE STORAGE INC.

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

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

•      difficulties in our ability to evaluate, finance and integrate acquired and developed properties into our existing operations and to lease up those properties, which could adversely affect our profitability;

•      the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce our cash available for distribution;

•      difficulties in raising capital at reasonable rates, which could impede our ability to grow;

•      delays in the development and construction process, which could adversely affect our profitability; and

•      economic uncertainty due to the impact of war or terrorism which could adversely affect our business plan.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets:
Real estate assets, net	$1,322,527	$1,212,678
Investments in real estate ventures	90,569	90,898
Cash and cash equivalents	4,250	28,653
Restricted cash	18,384	18,373
Receivables from related parties and affiliated real estate joint ventures	11,793	23,683
Notes receivable	1,693	12,109
Other assets, net	28,753	33,798
Total assets	$1,477,969	$1,420,192

Liabilities, Minority Interests, and Stockholders’ Equity:
Notes payable	$805,680	$747,193
Notes payable to trusts	119,590	119,590
Line of credit	25,000	—
Accounts payable and accrued expenses	4,486	13,261
Other liabilities	27,326	23,785
Total liabilities	982,082	903,829

Minority interest in Operating Partnership	34,549	36,010
Other minority interests	225	225

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 51,813,459 and 51,765,795 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	518	518
Paid-in capital	624,465	626,123
Deferred stock compensation	—	(2,374)
Accumulated deficit	(163,870)	(144,139)
Total stockholders’ equity	461,113	480,128
Total liabilities, minority interests, and stockholders’ equity	$1,477,969	$1,420,192

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues:
Property rental	$42,020	$23,819	$81,195	$46,041
Management and franchise fees	5,181	400	10,340	768
Tenant insurance	971	—	1,892	—
Development fees	175	262	225	529
Other income	184	70	249	121
Total revenues	48,531	24,551	93,901	47,459

Expenses:
Property operations	15,248	9,041	29,990	17,919
Tenant insurance	589	—	1,222	—
Unrecovered development/acquisition costs	24	168	342	275
General and administrative	8,747	3,320	17,992	6,297
Depreciation and amortization	9,057	6,213	18,333	11,943
Total expenses	33,665	18,742	67,879	36,434

Income before interest, minority interest and equity in earnings of real estate ventures	14,866	5,809	26,022	11,025

Interest expense	(12,784)	(7,493)	(24,769)	(13,732)
Interest income	148	66	630	76
Minority interest - Operating Partnership	(225)	110	(279)	166
Equity in earnings of real estate ventures	1,087	288	2,226	605
Net income (loss)	$3,092	$(1,220)	$3,830	$(1,860)

Net income (loss) per common share
Basic	$0.06	$(0.04)	$0.07	$(0.06)
Diluted	$0.06	$(0.04)	$0.07	$(0.06)

Weighted average number of shares
Basic	51,625,135	31,858,839	$51,606,618	31,514,394
Diluted	55,991,088	31,858,839	55,983,086	31,514,394

Cash dividends paid per common share	$0.23	$0.23	$0.46	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Equity
Balances at December 31, 2005	51,765,795	$518	$626,123	$(2,374)	$(144,139)	$480,128

Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(2,374)	2,374	—	—
Issuance of common stock upon the exercise of options	14,664	—	127	—	—	127
Issuance of common stock to certain members of the board	12,000	—	—	—	—	—
Non-vested stock grants	21,000	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	1,016	—	—	1,016
Other adjustments	—	—	(427)	—	—	(427)
Net income	—	—	—	—	3,830	3,830
Dividends paid on common stock	—	—	—	—	(23,561)	(23,561)
Balances at June 30, 2006	51,813,459	$518	$624,465	$—	$(163,870)	$461,113

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net income (loss)	$3,830	$(1,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,333	11,943
Stock compensation expense	1,016	—
Gain (loss) allocated to minority interests	279	(166)
Distributions from real estate ventures in excess of earnings	2,280	131
Changes in operating assets and liabilities:
Receivables from related parties	11,890	(763)
Other assets	6,895	(6,743)
Accounts payable	(8,775)	(2,163)
Other liabilities	516	4,066
Net cash provided by operating activities	36,264	4,445

Cash flows from investing activities:
Acquisition of real estate assets	(87,964)	(69,961)
Development and construction of real estate assets	(15,118)	(2,873)
Proceeds from sale of real estate assets	728	—
Investments in real estate ventures	(4,835)	(1,722)
Change in restricted cash	(11)	(1,566)
Principal payments received on notes receivable	118	—
Purchase of equipment and fixtures	(768)	(483)
Net cash used in investing activities	(107,850)	(76,605)

Cash flows from financing activities:
Proceeds from notes payable, notes payable to trusts and line of credit	97,602	122,726
Principal payments on notes payable and line of credit	(24,598)	(43,299)
Deferred financing costs	(647)	(2,713)
Minority interest investments	—	225
Proceeds from issuance of common shares, net	—	81,358
Proceeds from exercise of stock options	127	—
Dividends paid on common stock	(23,561)	(14,182)
Distributions to Operating Partnership units held by minority interests	(1,740)	(1,242)
Net cash provided by financing activities	47,183	142,873
Net increase (decrease) in cash and cash equivalents	(24,403)	70,713
Cash and cash equivalents, beginning of the period	28,653	24,329
Cash and cash equivalents, end of the period	$4,250	$95,042

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$23,173	$11,195

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At June 30, 2006, the Company had direct and indirect equity interests in 556 storage facilities located in 32 states and Washington, D.C.

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

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”).

3.     STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share–Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock–Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The forfeiture rate, which is estimated at a weighted average of 7.8% of unvested options outstanding as of June 30, 2006, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Prior to 2006, the Company accounted for stock–based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair value market on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of restricted common stock granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock–Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock–based compensation. The Company’s net loss and net loss per share for the three and six months ended June 30,

2005 would have been greater if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

Options

The Company has the following two stock options plans under which shares were available for grant at June 30, 2006: the 2004 Long-Term Incentive Compensation Plan, and the 2004 Non-Employee Directors’ Share Plan. Under the terms of the plans, the exercise price of an option shall be determined by the Compensation, Nominating and Governance Committee and reflected in the applicable award agreement. Each option becomes exercisable after the period or periods specified in the award agreement, which generally do not exceed 10 years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plans). Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may an option be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, such stock options shall vest ratably over a four-year period beginning on the date of grant. The Company recorded $250 and $450, respectively, of compensation expense relating to outstanding options during the three and six months ended June 30, 2006. No compensation expense was recorded related to outstanding options during the three and six months ended June 30, 2005.

The following assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2006 and 2005 using the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Expected volatility	25%	21%	22%	21%
Dividend yield	6.3%	7.1%	6.4%	7.1%
Risk-free interest rate	4.9%	3.4%	4.7%	3.4%
Average expected term (years)	5	5	5	5

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

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2006:

Options	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,032,398	$13.89
Granted	168,677	15.45
Exercised	(38,350)	12.64
Cancelled	(84,314)	14.95
Outstanding at June 30, 2006	3,078,411	$13.96	8.65	$7,036
Vested and expected to vest in the future at June 30, 2006	3,046,372	$13.93	8.64	$7,035
Exercisable at June 30, 2006	374,749	$12.69	8.24	$1,332

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2006 was $23 and $120, respectively. Exercise of options during the three and six months ended June 30, 2006 resulted in cash receipts of $36 and $127, respectively. There were no options exercised during the three and six months ended June 30, 2005.

Non-vested Common Stock

On June 1, 2006, April 1, 2006 and during July 2005, the Company granted 15,000, 6,000 and 190,000 shares, respectively, of non-vested common stock to certain employees, without monetary consideration under the Company’s 2004 Long-Term Incentive Compensation Plan. At the date of the grant, the recipient had all rights of a stockholder including the right to vote and receive dividends subject to restrictions on transfers and forfeiture provisions. The forfeiture and transfer restriction on the shares lapse over a three to four year period beginning on the date of grant. The Company did not grant shares of non-vested common stock during the three and six months ended June 30, 2005. The Company recorded approximately $197 and $383 of compensation expense related to outstanding shares of non-vested common stock held by employees during the three and six months ended June 30, 2006, respectively. The Company did not record any compensation expense relating to outstanding shares of non-vested common stock during the three and six months ended June 30, 2005.

 The fair value of non-vested common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s non-vested shares activity for the six months ended June 30, 2006 was as follows:

	Shares	Weighted- Average Grant- Date Fair Value

Non-vested shares at January 1, 2006	173,750	$15.66
Granted	21,000	$15.91
Vested	(10,000)	$15.66
Forfeited	—	—
Non-vested shares at June 30, 2006	184,750	$15.69

At June 30, 2006, there was $2,325 of total unrecognized compensation expense related to non-vested shares granted to employees under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at June 30, 2006 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations. Unrecognized compensation expense related to non-vested shares of restricted common stock awards granted to employees was recorded as deferred compensation in stockholder’s equity at December 31, 2005. As part of the adoption of SFAS 123R, $2,374 of unrecognized compensation expense was reclassified as a component of paid-in capital.

Other Grants

On May 15, 2006, the Company’s Board of Directors approved the issuance of 12,000 shares of common stock with a market value of $183 to its certain directors for services.  The Company recorded stock compensation in its statements of operations for the aggregate market value of the stock at the date of grant.

Summary

As a result of adopting SFAS 123R, the net income set forth in the Unaudited Condensed Consolidated Financial Statements of Operations for the three and six months ended June 30, 2006, was $250 and $450 lower, respectively, than if the Company had continued to account for stock–based compensation under APB 25. Pro forma net loss as if the fair value based method had been applied to all awards for the three and six months ended June 30, 2005 is as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net loss as reported	$(1,220)	$(1,860)
Deduct: stock-based compensation expense	(136)	(222)
Pro forma net loss	(1,356)	(2,082)

Net loss per share - basic and diluted
Basic and diluted - as reported	$(0.04)	$(0.06)
Basic and diluted - pro forma	$(0.04)	$(0.07)

4.     NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings (loss) per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using the treasury stock method. Potential common shares are securities (such as options, warrants, convertible debt, and convertible Operating Partnership units) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income or loss is adjusted to add back any changes in earnings (loss) in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings (loss) per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. Since the Company generated a loss for the three and six months ended June 30, 2005, the impact of inclusion of the potential conversion of securities into common shares is anti-dilutive and therefore diluted earnings per share is the same as basic earnings per share. Excluded from the computation of diluted common shares outstanding at June 30, 2005 are 1,827,000 stock options and 2,730,050 convertible Operating Partnership units.

5.     REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	June 30, 2006	December 31, 2005

Land	$333,605	$304,892
Buildings and improvements	1,011,869	929,745
Intangible assets - tenant relationships	24,200	22,174
Intangible lease rights	3,400	3,400
	1,373,074	1,260,211
Less: accumulated depreciation and amortization	(75,707)	(58,252)
Net operating real estate assets	1,297,367	1,201,959
Real estate under development	25,160	10,719
Net real estate assets	$1,322,527	$1,212,678

On January 30, 2006, the Company sold an excess parcel of vacant land in Lanham, Pennsylvania for $728. There was no gain or loss recognized on the sale.

6.     PROPERTY ACQUISITIONS

On June 30, 2006, the Company purchased one self-storage facility located in Phoenix, Arizona from a third party for cash of $4,100.

On May 18, 2006, the Company acquired its partner’s joint venture interest in a property located in Peoria, Arizona for cash of $1,071.

On May 4, 2006, the Company purchased one self-storage facility located in Dallas, Texas from a franchisee for cash of $14,521.

On May 1, 2006, the Company purchased one self-storage facility located in North Hollywood, California from Extra Space Development, which is a related party, owned by certain members of the Company’s management team and a director, for cash of $12,403 and assumed net liabilities of $97.  The independent members of the Company’s board of directors approved this acquisition after obtaining two independent appraisals.

On April 12, 2006, the Company completed a transaction with joint venture entities in which the Company held partnership interests.  The Company purchased five properties located in Kansas, Tennessee and Texas, and sold its joint venture interest in three properties located in Texas. The joint ventures were dissolved and proceeds were distributed to joint venture partners. As part of this transaction, the Company also received payment on notes receivable relating to these properties.  The Company paid cash of $3,020, settled franchise notes receivable of $10,298, assumed a note payable of $7,926 and net liabilities of $340.  No gain or loss was recognized on this transaction.

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

On January 6, 2006, the Company purchased one self-storage facility located in Deland, Florida from a franchisee for cash of $5,414.

7.     INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures at June 30, 2006 and December 31, 2005 consisted of the following:

	Excess Profit	Equity	Investment balance at
	Participation %	Ownership %	June 30, 2006	December 31, 2005

Extra Space West One LLC (“ESW”)	40%	5%	$2,000	$2,070
Extra Space Northern Properities Six, LLC (“ESNPS”)	35%	10%	$1,846	1,929
PRISA Self Storage LLC (“PRISA”)	17%	2%	$13,636	13,824
PRISA II Self Storage LLC (“PRISA II”)	17%	2%	$11,012	11,187
PRISA III Self Storage LLC (“PRISA III”)	20%	5%	$4,717	4,954
VRS Self Storage LLC (“VRS”)	20%	5%	$4,616	4,740
WCOT Self Storage LLC (“WCOT”)	20%	5%	$4,899	5,052
Storage Portfolio I, LLC (“Teachers”)	40%	25%	$20,102	20,346
Storage Portfolio Bravo II (“Heitman”)	45%	20%	$15,529	15,753
Other minority owned properties	10-50%	10-50%	$12,212	11,043
			$90,569	$90,898

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Equity in earnings of ESW	$341	$270	$681	$557
Equity in earningsof ESNPS	38	17	74	51
Equity in earnings of PRISA	132	—	256	—
Equity in earnings of PRISA II	115	—	221	—
Equity in earnings of PRISA III	30	—	53	—
Equity in earnings of VRS	41	—	75	—
Equity in earnings of WCOT	40	—	73	—
Equity in earnings of Teachers	301	—	601	—
Equity in earnings of Heitman	242	—	473	—
Equity in earnings of other minority owned properties	(193)	1	(281)	(3)
	$1,087	$288	$2,226	$605

Equity in earnings of Teachers and Heitman includes the amortization of the Company’s excess purchase price of approximately $19 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

8.     NOTES RECEIVABLE

In July 2005, the Company along with joint-venture partner Prudential Insurance Company of America, a New Jersey corporation (together with its affiliates “Prudential”) acquired Storage USA Partnership, L.P. (“Storage USA”) from GE Commercial Finance for approximately $2.3 billion in cash. Notes receivable relate to construction advances Storage USA had offered to certain franchisees. All related franchised properties are now in their operating phase. The notes are collateralized by the franchised properties and have terms up to five years. Interest payments are generally due monthly on the notes during the first two years of the term, with amortization of principal generally commencing in the third year based upon a 25-year schedule with the balance due at the due date. The loans bear interest based on a spread over the prime interest rate of 0.5% to 1.0%. Typically, advances represented 70%- 90% of the anticipated cost of the project. As of June 30, 2006, only one note receivable remained outstanding. All other notes receivable have been repaid.

Management periodically assesses historical payment history, payment status, prevailing economic and business conditions, specific loan terms and other relevant factors to determine whether any notes receivable should be placed on non-accrual status or otherwise adjusted for impairment. At June 30, 2006 none of the notes receivable were considered impaired.

9.     OTHER ASSETS

The components of other assets are summarized as follows:

	June 30, 2006	December 31, 2005

Equipment and fixtures	$10,157	$9,389
Less: accumulated depreciation	(5,760)	(4,977)
Deferred financing costs, net	11,290	12,151
Deferred advertising costs, net	50	128
Prepaid expenses and escrow deposits	3,942	5,114
Accounts receivable, net	5,258	8,179
Investments in Trusts	3,590	3,590
Other	226	224
	$28,753	$33,798

10.  NOTES PAYABLE

The components of notes payable are summarized as follows:

	June 30, 2006	December 31, 2005

Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 1, 2008 and July 1, 2016.	$727,286	$652,980

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.75% (7.08% and 6.14% at June 30, 2006 and December 31, 2005, respectively) and LIBOR plus 2.25% (7.58% and 6.64% at June 30, 2006 and December 31, 2005, respectively). Interest rates based on Prime are at Prime plus 0.5% (8.75% and 7.75% at June 30, 2006 and December 31, 2005, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between August 2, 2006 and April 27, 2009.

	78,394	94,213

	$805,680	$747,193

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at June 30, 2006.

In October 2004, the Company entered into a reverse interest rate swap agreement (“Swap Agreement”) to float $61,770 of 4.30% fixed interest rate secured notes due in June 2009. Under this Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.66%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement is a fair value hedge, as defined by SFAS No. 133, and the fair value of the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly variable interest payments are recognized as an increase or decrease in interest expense.

The estimated fair value of the Swap Agreement at June 30, 2006 and December 31, 2005 was reflected as an other liability of $3,080 and $2,151, respectively. For the three and six months ended June 30, 2006 and 2005, interest expense has been increased by $186 and $282 and reduced by $148 and $312, respectively, as a result of the Swap Agreement.

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

During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $41.0 million of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust II common securities to the Operating Partnership for a purchase price of $1.3 million. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42.3 million were loaned in the form of a note to the Operating Partnership (“Note 2”). Note 2 has a fixed rate of 6.67% through June 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust II with no prepayment premium after June 30, 2010.

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $35.0 million of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1.1 million. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36.1 million were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

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

12.  LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10.0 million swingline subfacility (the “Credit Facility”).

The Credit Facility has an interest rate of 175 basis points over LIBOR (7.08% and 6.14% at June 30, 2006 and December 31, 2005, respectively). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of June 30, 2006, the Credit Facility had approximately $75.7 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance on the line of credit at June 30, 2006 and December 2005 was $25 million and $0, respectively. The maturity date on the line of credit is September 2007. The Credit Facility is collateralized by mortgages on certain real estate assets.

13.  OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	June 30, 2006	December 31, 2005

Deferred rental income	$8,820	$7,322
Accrued interest	3,736	3,413
Accrued taxes and security deposits	3,894	1,618
Fair value of interest rate swap	3,080	2,151
Storage USA lease obligation liability	2,954	3,068
Property insurance payable	—	2,299
Other liabilities	4,842	3,914
	$27,326	$23,785

As a result of the acquisition of Storage USA, the Company recorded restructuring liabilities of $4,638 relating to the assumption of a lease for a facility that will no longer be used in the Company’s operations and $2,441 for severance costs related to terminated employees of the prior business.

The following table sets forth the restructuring activity during the six months ended June 30, 2006:

	Accrued restructuring liabilities at December 31, 2005	Cash Paid	Adjustments	Accrued restructuring liabilities at June 30, 2006
Facility exit costs	$3,068	$(114)	$—	$2,954
Severance costs	380	(1,374)	1,167	173
Total	$3,448	$(1,488)	$1,167	$3,127

Allocated to:
Continuing operations	$3,448	$(1,488)	$1,167	$3,127
Discontinued operations	—	—	—	—
	$3,448	$(1,488)	$1,167	$3,127

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

Related party and real estate joint ventures balances as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005

Development fees receivable	$2,586	$2,552
Other receivables from properties	7,594	15,379
Receivables from Prudential relating to Storage USA acquisition	574	4,713
Other receivables from related parties	1,039	1,039
	$11,793	$23,683

Other receivables from properties consist of amounts due for expenses paid on behalf of the properties that the Company manages and management fees. Receivables from Prudential relating to the Storage USA acquisition represent amounts receivable from Prudential for general and administrative expenses, severance paid, and lease expenses paid relating to the Storage USA acquisition. The Company believes that all of these related party receivables are fully collectible. The Company did not have any payables to related parties at June 30, 2006 or December 31, 2005.

Management fee revenue for related party and affiliated real estate joint ventures for the three and six months ended June 30, 2006 and 2005 is summarized as follows:

		Three months ended		Six months ended
		June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

ESW	Affiliated real estate joint ventures	$103	$97	$204	$191
ESNPS	Affiliated real estate joint ventures	104	96	206	192
PRISA	Affiliated real estate joint ventures	1,259	—	2,491	—
PRISA II	Affiliated real estate joint ventures	1,018	—	2,018	—
PRISA III	Affiliated real estate joint ventures	456	—	908	—
VRS	Affiliated real estate joint ventures	280	—	553	—
WCOT	Affiliated real estate joint ventures	364	—	723	—
Teachers	Affiliated real estate joint ventures	303	—	601	—
Heitman	Affiliated real estate joint ventures	261	—	517	—
ESD	Related party	110	58	206	109
Other, franchisees and third parties	Affiliated real estate joint ventures	923	149	1,913	276

		$5,181	$400	$10,340	$768

Development fee revenue for related party and affiliated real estate joint ventures for the three and six months ended June 30, 2006 and 2005 is summarized as follows:

		Three months ended		Six months ended
		June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Everest	Affiliated real estate joint ventures	$104	$—	$111	$208
Yancy	Affiliated real estate joint ventures	18	147	36	146
Other	Affiliated real estate joint ventures	—	50	—	79
ESD	Related party	53	65	78	96
		$175	$262	$225	$529

15.  MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.12% majority ownership interest therein as of June 30, 2006. The remaining ownership interests in the Operating Partnership of 6.88% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company.

The minority interest in the Operating Partnership represents Operating Partnership units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either Operating Partnership units or Contingent Conversion Units (“CCUs”). Limited partners who received Operating Partnership units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those Operating Partnership units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement.

During July 2005, the Operating Partnership issued 1,470,149 Operating Partnership units valued at $21.6 million in conjunction with the acquisition of Storage USA. During September 2005 and November 2005, 350,000 and 50,000 Operating Partnership units were redeemed in exchange for common stock, respectively. As of June 30, 2006, the Operating Partnership had 3,825,787 and 200,046 Operating Partnership units and CCUs outstanding, respectively.

Unlike the Operating Partnership units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into shares of the Company’s common stock. Initially, each CCU will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled and restored to the status of authorized but unissued shares of common stock. As of June 30, 2006, there were no CCUs converted to common stock as the 14 early-stage lease-up properties had not achieved the performance thresholds.

While any CCUs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

16.  STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 Contingent Conversion Shares (“CCS”), $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2006, 51,813,459 shares of common stock were issued and outstanding, 3,888,843 shares of CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All stockholders of the

Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

Unlike the Company’s shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company’s common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCS issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock. As of June 30, 2006, there were no CCSs converted to common stock as the 14 early-stage lease-up properties had not achieved the performance thresholds.

While any CCSs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

17.  SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	June 30, 2006	December 31, 2005
Balance Sheet
Investment in real estate ventures
Rental operations	$90,569	$90,898

Total assets
Property management and development	129,578	179,770
Property operations	1,348,391	1,240,422
	$1,477,969	$1,420,192

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Statement of Operations
Total revenues
Property management and development	$6,511	$732	$12,706	$1,418
Rental operations	42,020	23,819	81,195	46,041
	$48,531	$24,551	$93,901	$47,459

Operating expenses, including depreciation and amortization
Property management and development	$9,561	$3,557	$19,940	$6,693
Rental operations	24,104	15,185	47,939	29,741
	$33,665	$18,742	$67,879	$36,434

Income (loss) before interest, minority interests and equity in earnings of real estate ventures
Property management and development	$(3,050)	$(2,825)	$(7,234)	$(5,275)
Rental operations	17,916	8,634	33,256	16,300
	$14,866	$5,809	$26,022	$11,025

Interest expense
Property management and development	$(186)	$(94)	$(386)	$(139)
Rental operations	(12,598)	(7,399)	(24,383)	(13,593)
	$(12,784)	$(7,493)	$(24,769)	$(13,732)

Interest income
Property management and development	$148	$66	$630	$76

Minority interest - Operating Partnership
Property management and development	$(225)	$110	$(279)	$166

Equity in earnings of real estate ventures
Rental operations	$1,087	$288	$2,226	$605

Net income (loss)
Property management and development	$(2,226)	$(2,455)	$(5,044)	$(4,567)
Rental operations	5,318	1,235	8,874	2,707
	$3,092	$(1,220)	$3,830	$(1,860)

Depreciation and amortization expense
Property management and development	$201	$69	$384	$121
Rental operations	8,856	6,144	17,949	11,822
	$9,057	$6,213	$18,333	$11,943

Statement of Cash Flows
Acquisition of real estate assets
Property management and development	$(45,054)	$(14,634)	$(87,964)	$(69,961)

Development and construction of real estate assets
Property management and development	$(9,575)	$(1,806)	$(15,118)	$(2,873)

18.  COMMITMENTS AND CONTINGENCIES

The Company has guaranteed two construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland and Chicago, Illinois. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004 and July 2005, respectively. At June 30, 2006, the total amount of guaranteed mortgage debt relating to these joint ventures was $12,079. These mortgage loans mature December 1, 2007 and July 28, 2008, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at June 30, 2006 was $20,397. The Company has recorded no liability in relation to this guarantee as of June 30, 2006. The fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of June 30, 2006, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

19.  SUBSEQUENT EVENTS

On July 28, 2006, the Company purchased one self-storage facility located in Lancaster, California for approximately $7.3 million.

On August 8, 2006, the Company purchased one self-storage facility located in Alpharetta, Georgia for approximately $5.1 million.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed real estate investment trust formed to continue the business commenced in 1977 by our predecessor companies to own, operate, acquire, develop and redevelop professionally managed self-storage properties. We derive a majority of our revenues from rents received from tenants under existing leases at each of our self-storage properties. Additional revenue is derived from management and franchise fees from our joint venture and franchise properties. We operate in competitive markets where consumers have multiple self-storage properties from which to choose. Competition has and will continue to impact our results. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels higher in the summer months due to increased rental activity.

Our operating results depend materially on our ability to lease available self-storage space and on the ability of our tenants to make required rental payments. We believe we are able to respond quickly and effectively to changes in local, regional and national economic conditions by centrally adjusting rental rates through the combination of our internal revenue management team and our industry-leading technology systems.

We continue to evaluate a range of growth initiatives and opportunities. These include:

•      Maximize the performance of properties through strategic, efficient and proactive management. We plan to pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team will seek to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our scale allows greater ability than many of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

•      Focus on the acquisition of self-storage properties from strategic partners and third parties. Our acquisitions team will continue to pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. Our July 2005 acquisition of Storage USA has bolstered our reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close non-brokered, private deals. In addition, our status as an umbrella partnership real estate investment trust enables flexibility when structuring deals.

•      Develop new self-storage properties. We have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline for the remainder of 2006 through 2007 includes 15 of these projects. The construction of most of these properties has already begun.

•      Expand the Company’s management business. We see the management business as a future development and acquisition pipeline and expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements, such as first right of refusal agreements.

PROPERTIES

To expand our business, on July 14, 2005, the Company, through our subsidiary Extra Space Storage LLC (“ESS LLC”) and our operating partnership, Extra Space Storage LP (the “Operating Partnership”), closed the acquisition (the “Transaction”) of various entities that collectively comprise the Storage USA self-storage business pursuant to the Purchase and Sale Agreement, dated May 5, 2005, between ESS LLC, the Operating Partnership, Security Capital Self Storage Incorporated, a Delaware corporation, PRISA Self Storage LLC, a Delaware limited liability company, PRISA II Self Storage LLC, a Delaware limited liability company, PRISA III Self Storage LLC, a Delaware limited liability company, VRS Self Storage LLC, a Delaware limited liability company, WCOT Self Storage LLC, a Delaware limited liability company, and the Prudential Insurance Company of America, a New Jersey corporation (together with its affiliates, “Prudential”).

In connection with the Transaction, we acquired 61 wholly-owned self storage properties, acquired Storage USA Partnership L.P.’s (“Storage USA”) equity interest in joint ventures that collectively owned 78 properties and assumed the management of 60 franchises and third party owned properties. In addition, 259 self-storage properties were acquired in the Transaction by five separate limited liability companies owned by five subsidiaries of the Company and Prudential. The limited liability company agreements govern the rights and responsibilities of each such limited liability company. The Company also acquired $37.7 million of notes receivable due from franchisees.

As of June 30, 2006, we owned and operated 556 properties located in 32 states and Washington, D.C. Of these properties, 208 are wholly owned and 348 are held in joint ventures with third parties. The properties owned and operated before the Storage USA acquisition are operated under the registered Extra Space Storage brand name. We are currently implementing a re-branding program which will convert all of the Storage USA stores to the Extra Space Storage brand. The majority of this program is scheduled to be finished by December 31, 2006. As of June 30, 2006, we owned or had an ownership interest in approximately 40.4 million square feet of rentable space configured in approximately 380,000 individual self-storage units. Nearly 70% of the total number of properties are clustered around the larger population centers of Atlanta, Baltimore, Boston, Chicago, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa, San Francisco and Washington, D.C. These markets contain above-average population and income demographics and high barriers to entry for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. The Storage USA acquisition has given us increased scale in many core markets as well as a solid presence in many markets where we had no previous scale.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% average occupancy rate for one year or has been open for three years.

As of June 30, 2006, greater than 100,000 tenants were leasing storage units at our 208 wholly-owned properties, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2006, the median length of stay was approximately 11 months.

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of June 30, 2006 and 2005. The information as of June 30, 2005 is on a pro forma basis as though all the properties owned at June 30, 2006 were under the Company’s control as of June 30, 2005.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2006 (1)	Number of Units as of June 30, 2005	Net Rentable Square Feet as of June 30, 2006 (2)	Net Rentable Square Feet as of June 30, 2005	Square Foot Occupancy % June 30, 2006	Square Foot Occupancy % June 30, 2005
Wholly-Owned Properties
Arizona	3	1,680	1,671	221,925	220,825	98.2%	96.4%
California	30	19,635	19,593	2,134,613	2,127,925	89.2%	87.6%
Colorado	5	2,394	2,411	293,591	302,506	91.6%	86.5%
Florida	24	16,149	15,912	1,734,711	1,716,856	92.7%	93.2%
Georgia	8	4,500	4,437	585,573	528,731	90.6%	88.4%
Illinois	3	2,147	2,138	196,937	197,201	80.8%	85.2%
Kansas	1	503	502	49,955	50,340	93.4%	79.2%
Kentucky	3	1,579	1,574	194,290	194,315	88.6%	84.9%
Louisiana	2	1,410	1,411	147,490	147,900	95.5%	88.0%
Maryland	5	4,514	4,537	482,202	488,584	84.7%	80.4%
Massachusetts	22	12,037	12,020	1,310,966	1,305,921	85.1%	83.9%
Michigan	2	1,043	1,040	135,312	134,672	84.8%	76.5%
Missouri	3	1,349	1,335	169,187	167,397	85.2%	81.8%
Nevada	1	462	463	56,500	41,100	90.4%	89.8%
New Hampshire	2	1,006	1,015	125,309	117,268	82.5%	82.1%
New Jersey	19	15,475	15,471	1,503,812	1,497,770	86.8%	88.2%
New York	6	6,057	5,958	388,259	388,631	82.6%	84.5%
Ohio	4	2,048	2,074	276,355	277,002	86.2%	81.1%
Oregon	1	767	762	103,610	104,770	94.1%	91.8%
Pennsylvania	8	6,128	5,914	637,294	610,774	81.8%	83.8%
Rhode Island	1	730	713	75,816	75,811	84.0%	85.4%
South Carolina	4	2,068	2,088	245,684	246,969	94.7%	91.3%
Tennessee	5	3,144	3,118	409,377	406,832	92.1%	88.4%
Texas	15	9,622	9,212	1,022,835	987,765	89.2%	86.7%
Utah	3	1,524	1,520	209,965	209,150	92.8%	88.0%
Virginia	2	1,218	1,222	125,457	125,989	91.7%	91.1%
Washington	3	2,030	2,017	244,595	241,895	96.3%	92.1%

Total Wholly-Owned Stabilized	185	121,219	120,128	13,081,620	12,914,899	88.7%	87.3%

Properties Held in Joint-Ventures
Alabama	4	2,324	2,318	281,628	281,275	86.5%	84.6%
Arizona	12	7,457	7,399	806,791	807,157	94.3%	92.0%
California	72	51,931	52,076	5,316,072	5,331,241	89.5%	88.4%
Colorado	3	1,905	1,906	215,813	216,232	86.0%	87.8%
Connecticut	9	6,515	6,538	751,679	758,064	76.0%	73.6%
Delaware	1	589	589	71,655	71,655	85.5%	84.3%
Florida	24	20,355	20,417	2,079,353	2,065,559	88.7%	86.1%
Georgia	3	1,916	1,912	251,530	251,772	82.9%	82.4%
Illinois	5	3,342	3,320	362,472	357,382	78.7%	73.4%
Indiana	9	3,733	3,736	468,563	470,029	90.2%	88.1%
Kansas	3	1,210	1,210	163,950	164,545	85.4%	76.3%
Kentucky	4	2,270	2,234	268,289	267,307	84.6%	84.9%
Maryland	14	10,916	10,912	1,076,827	1,077,516	85.1%	83.7%
Massachusetts	17	9,255	9,287	1,051,512	1,050,252	80.8%	78.6%
Michigan	10	5,959	5,955	786,252	786,473	79.3%	80.2%
Missouri	5	2,774	2,745	325,615	324,150	87.6%	83.6%
Nevada	7	4,632	4,624	621,772	622,880	92.1%	95.6%
New Hampshire	3	1,330	1,331	138,964	139,229	85.5%	91.8%
New Jersey	18	13,144	13,131	1,385,396	1,391,326	88.4%	87.9%
New Mexico	9	4,727	4,473	528,864	519,484	87.1%	93.0%
New York	21	23,598	23,576	1,741,554	1,750,817	83.8%	79.2%
Ohio	12	5,586	5,574	826,787	826,151	81.0%	82.2%
Oregon	2	1,286	1,275	137,140	136,240	95.3%	90.9%
Pennsylvania	10	6,816	6,792	732,300	726,999	84.6%	84.3%
Rhode Island	1	611	611	74,005	74,005	68.3%	69.8%
Tennessee	23	12,195	12,166	1,586,653	1,589,258	87.7%	85.5%
Texas	20	13,254	13,214	1,670,795	1,663,100	80.3%	78.9%
Utah	1	524	518	59,700	59,300	93.5%	88.7%
Virginia	15	10,359	10,344	1,106,770	1,106,041	87.1%	86.4%
Washington	1	551	551	62,730	62,730	89.8%	95.9%
Washington, D.C.	1	1,536	1,534	101,990	105,592	86.2%	83.3%

Total Stabilized Joint-Ventures	339	232,600	232,268	25,053,421	25,053,761	86.2%	84.8%

Total Stabilized	524	353,819	352,396	38,135,041	37,968,660	87.0%	85.7%

(1) Represents unit count as of June 30, 2006, which may differ from June 30, 2005 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2006, which may differ from June 30, 2005 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of June 30, 2006 and 2005. The information as of June 30, 2005 is on a pro forma basis as though all the properties owned at June 30, 2006 were under our control as of June 30, 2005.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2006 (1)	Number of Units as of June 30, 2005	Net Rentable Square Feet as of June 30, 2006 (2)	Net Rentable Square Feet as of June 30, 2005	Square Foot Occupancy % June 30, 2006	Square Foot Occupancy % June 30, 2005
Wholly-Owned Properties
Arizona	1	599	—	67,375	—	32.5%	0.0%
California	3	2,204	1,564	237,655	154,255	45.4%	42.9%
Connecticut	2	1,359	1,364	123,190	123,465	69.2%	63.0%
Florida	2	1,017	1,023	127,640	126,000	78.5%	73.5%
Illinois	2	1,132	1,139	144,370	144,690	77.7%	67.2%
Massachusetts	5	3,330	3,340	318,083	322,335	69.7%	60.5%
Nevada	1	780	795	74,635	75,485	83.7%	83.6%
New Jersey	3	2,427	2,542	223,130	225,677	81.1%	74.5%
New York	1	908	912	67,860	69,211	81.5%	69.4%
Pennsylvania	1	425	423	47,410	47,680	59.6%	42.5%
Virginia	1	727	726	75,700	75,525	83.5%	68.5%
Washington	1	529	529	61,250	61,250	80.2%	5.8%

Total Wholly-Owned Lease-up	23	15,437	14,357	1,568,298	1,425,573	69.4%	62.0%

Properties Held in Joint-Ventures
Illinois	2	1,646	675	149,904	72,370	34.8%	68.6%
Maryland	1	957	—	73,649	—	12.3%	0.0%
New Jersey	3	2,550	2,168	265,185	239,235	81.2%	72.9%
New York	1	622	620	64,555	64,430	79.9%	62.1%
Pennsylvania	1	774	780	76,773	76,838	80.0%	42.6%
Virginia	1	878	877	84,383	85,025	58.4%	38.2%

Total Lease-up Joint Ventures	9	7,427	5,120	714,449	537,898	61.4%	61.2%

Total Lease-up Properties	32	22,864	19,477	2,282,747	1,963,471	66.9%	61.8%

(1) Represents unit count as of June 30, 2006, which may differ from June 30, 2005 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2006, which may differ from June 30, 2005 net rentable square feet due to unit conversions or expansions.

Our property portfolio is a made up of different construction types and unit configurations depending on the site and the municipality where it is located. Our sites are most often “hybrid” facilities, or a mix of both drive-up buildings and multi-floor buildings. We have several multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

Our properties are generally situated in accessible, visible locations clustered within large population bases. In addition, we have a handful of locations outside the top Metropolitan Statistical Areas that were developed or acquired based on the market, familiarity with the properties, or as part of a larger portfolio.

In addition to the 208 wholly-owned properties and the 348 properties in which we have an ownership interest, we also managed 82 properties for third parties and franchisees as of June 30, 2006. We receive a management fee equal to approximately 6% of gross revenues to manage these sites.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2006 and 2005

Overview

Results for the three and six months ended June 30, 2006 include the operations of 556 properties (208 of which were consolidated and 348 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2005, which included the operations of 148 properties (130 of which were consolidated and 18 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Property rental	$42,020	$23,819	$81,195	$46,041
Management and franchise fees	5,181	400	10,340	768
Tenant insurance	971	—	1,892	—
Development fees	175	262	225	529
Other income	184	70	249	121
Total revenues	$48,531	$24,551	$93,901	$47,459

Property Rental – The increase in property rental revenue for the three and six months ended June 30, 2006 consists of $13,744 and $27,091, respectively, associated with the acquisition of 61 wholly-owned properties in conjunction with the Storage USA acquisition in July 2005, $2,504 and $4,265, respectively, associated with other acquisitions, $1,482 and $2,887, respectively, from rate increases at stabilized properties, and $471 and $911, respectively, from increases in occupancy at lease-up properties.

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

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Property operations	$15,248	$9,041	$29,990	$17,919
Tenant insurance	589	—	1,222	—

Unrecovered development/acquisition costs	24	168	342	275
General and administrative	8,747	3,320	17,992	6,297
Depreciation and amortization	9,057	6,213	18,333	11,943
Total expenses	$33,665	$18,742	$67,879	$36,434

Property Operations—The increase in property operations expense for the three and six months ended June 30, 2006 was primarily due to increases of $4,712 and $9,617, respectively, associated with the Storage USA acquisition, $1,058 and $1,618, respectively, associated with other acquisitions, and $394 and $800, respectively, primarily from utilities and property taxes.

Tenant Insurance—Tenant insurance expense relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the Storage USA acquisition to replace Storage USA’s tenant insurance program.

General and Administrative—The increase in general and administrative expenses during the three and six months ended June 30, 2006 was due mainly to the increased costs associated with the management of the additional properties that have been added through acquisitions and new joint venture arrangements entered into during 2005. Included in general and administrative expense for the three and six months ended June 30, 2006 is compensation expense of $630 and $1,016, respectively, related to stock grants and stock options upon adoption of SFAS 123R.

Depreciation and Amortization—The increase in depreciation and amortization expense results from more properties being open during the three and six months ended June 30, 2006 than were open during the quarter ended June 30, 2005 due mainly to acquisitions of new properties.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Interest expense	$(12,784)	$(7,493)	$(24,769)	$(13,732)
Interest income	148	66	630	76
Minority interest - Operating Partnership	(225)	110	(279)	166
Equity in earnings of real estate ventures	1,087	288	2,226	605
Total other income (expense)	$(11,774)	$(7,029)	$(22,192)	$(12,885)

Interest Expense—The increase in interest expense for the three and six months ended June 30, 2006 was due primarily to $1,372 and $3,318 of interest incurred on the new trust preferred debt and $4,328 and $8,457 of interest expense on the mortgage loans on the 61 properties acquired in connection with the Storage USA acquisition, respectively. This amount was partially offset due to repayment of borrowings from funds raised through our equity offerings during 2005. The remainder of the increase was due mainly to other new loans or advances on the line of credit related to other acquisitions. Capitalized interest for the three and six months ended June 30, 2006 was $546 and $929, respectively. There was no capitalized interest for the three and six months ended June 30, 2005.

Interest Income—The increase in interest income for the three and six months ended June 30, 2006 when compared to June 30, 2005 was primarily the result of the interest earned on approximately $12 million of notes receivable that we acquired in connection with the Storage USA acquisition.

Minority Interest—Operating Partnership—Income/loss allocated to the Operating Partnership represents 6.88% and 7.96% of the net income/loss for the six months ended June 30, 2006 and 2005, respectively.

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

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to net cash flow from operating activities as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets forth the calculation of FFO per share (dollars are in thousands, except for per share data):

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$3,092	$(1,220)	$3,830	$(1,860)

Plus:
Real estate depreciation	6,648	3,902	13,121	7,666
Amortization of intangibles	1,951	2,109	4,504	4,036
Joint venture real estate depreciation	1,247	100	2,447	201
Income allocated to Operating Partnership minority interest	225	—	279	—
Less:
Loss allocated to Operating Partnership minority interest	—	(110)	—	(166)

Funds from operations	$13,163	$4,781	$24,181	$9,877

Diluted funds from operations per share	$0.24	$0.14	$0.43	$0.29

SAME-STORE STABILIZED PROPERTY RESULTS

We consider our same-store stabilized portfolio to consist of only those properties which were wholly-owned at the beginning and at the end of the applicable periods presented that have achieved stabilization as of the first day of such period. The following table sets forth operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the 103 properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change
Same-store rental revenues	$20,774	$19,486	6.6%	$40,910	$38,405	6.5%
Same-store operating expenses	7,117	6,790	4.8%	14,369	13,699	4.9%
Same-store net operating income	13,657	12,696	7.6%	26,541	24,706	7.4%

Non same-store rental revenues	21,246	4,333	390.3%	40,285	7,636	427.6%
Non same-store operating expenses	8,131	2,251	261.2%	15,621	4,220	270.2%

Total rental revenues	42,020	23,819	76.4%	81,195	46,041	76.4%
Total operating expenses	15,248	9,041	68.7%	29,990	17,919	67.4%

Same-store square foot occupancy as of quarter end	88.9%	87.7%		88.9%	87.7%

Properties included in same-store	103	103		103	103

The increase in same-store rental revenues for the three and six months ended June 30, 2006 was due to increased rental rates and our ability to increase occupancy. The increase in same-store operating expenses was primarily due to an increase in utilities and property taxes.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

As described in the notes to our unaudited Condensed Consolidated Financial Statements, upon the achievement of certain levels of net operating income with respect to 14 of our pre-stabilized properties, our contingent conversion shares (“CCS”) and our Operating Partnership’s contingent conversion units (“CCU”) will convert into additional shares of common stock and Operating Partnership units, respectively. As of June 30, 2006, there have been no conversion of CCS/CCUs as these properties have not achieved the requisite level of net operating income. The table below outlines the performance of the properties for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change
CCS/CCU rental revenues	$2,545	$1,973	29.0%	$4,969	$3,825	29.9%
CCS/CCU operating expenses	1,330	1,312	1.4%	2,659	2,620	1.5%
CCS/CCU net operating income	1,215	661	83.8%	2,310	1,205	91.7%

Non CCS/CCU rental revenues	39,475	21,846	80.7%	76,226	42,216	80.6%
Non CCS/CCU operating expenses	13,918	7,729	80.1%	27,331	15,299	78.6%

Total rental revenues	42,020	23,819	76.4%	81,195	46,041	76.4%
Total operating expenses	15,248	9,041	68.7%	29,990	17,919	67.4%

CCS/CCU square foot occupancy as of quarter end	74.7%	66.7%		74.7%	66.7%

Properties included in CCS/CCU	14	14		14	14

The increase in CCS/CCU rental revenues was primarily due to increased rental rates and increased occupancy. The increase in CCS/CCU operating expenses was primarily due to an increase in property taxes and repairs and maintenance.

CASH FLOWS

Cash flows provided by operating activities were $36,264 and $4,445, respectively, for the six months ended June 30, 2006 and 2005. The increase in cash provided by operating activities was due to the addition of new properties through the Storage USA acquisition and other acquisitions. There have also been lower cash funding requirements relating to our lease-up properties as occupancy has increased.

Cash used in investing activities was ($107,850) and ($76,605), respectively, for the six months ended June 30, 2006 and 2005. The increase is primarily the result of higher acquisitions costs of real estate assets in the six months ended June 30, 2006 than the same period in 2005.

Cash provided by financing activities was $47,183 and $142,873 for the six months ended June 30, 2006 and 2005, respectively. The 2006 financing activities consisted primarily of additional net borrowings of $72,357 offset by $23,561 paid in dividends. The 2005 financing activities consisted primarily of additional net borrowings of $76,714 offset by $14,182 paid in dividends. During 2005, the Company issued 6.2 million shares of its common stock for net proceeds of $81.3 million.

OPERATIONAL SUMMARY

For the three and six months ended June 30, 2006, we continued our same-store, year-on-year revenue growth with revenue increases of 6.6% and 6.5%, respectively, compared to the same periods in 2005. Occupancy at our stabilized properties was up on a year-on-year basis, averaging 87.0% as of June 30, 2006 compared to 85.7% as of June 30, 2005.

Property revenue growth remained strong with increases in every market in which we operate. The increase in property revenue is the result of gains in occupancy and increases in rental rates to both new and existing customers. Discounting continued to be higher on a year on year basis, but has had a net positive effect on both occupancy and overall revenue growth.

Property expenses increased primarily as a result of increases in property taxes and utilities. Property tax increases are the result of re-assessments on properties that we have acquired and other annual tax re-assessments of properties.

OUTLOOK

The continued increases in same-store revenue is positive, though there can be no assurance that this trend will continue. We expect a continued positive operating climate for self-storage operators, particularly for those with well-located, visible, and efficiently managed self-storage properties. We are continually seeking to drive revenue growth by actively managing both pricing and promotional strategies through our revenue management team and utilizing the yield management features of our technology system. In-house training and operational initiatives and marketing promotions continue to be implemented which also provide support for increased revenue at the store level.

We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. We expect competitors in the industry to continue aggressive promotional campaigns that may inhibit our ability to control discounts at certain properties in certain markets, especially at our properties in the lease-up phase.

REVENUE OUTLOOK

We believe that positive demand for self storage will continue and that our pricing and discount strategies position us well to increase revenues for the remainder of 2006 as compared to 2005. Insurance revenues are lower than forecasted as a result of lower penetration rates and will have a slightly negative effect on overall revenues for 2006. We aim to achieve the highest level of occupancy with the highest sustainable level of rental rates to increase revenues. We will continue to selectively discount certain markets, sites and units based on occupancy, availability, and competitive parameters that are controlled by the revenue management team through our technology solutions. We believe that the disciplined, systematic and proactive approach we use will have a continued positive effect on the maximization of revenue at our facilities.

With our enhanced size and scale, promotional opportunities such as radio and television advertising become more cost effective. We will continue to seek to more efficiently utilize our marketing expenditures by testing new approaches that drive traffic to the store level at the lowest possible cost and highest effectiveness. We believe that traditional self-storage marketing approaches such as yellow pages and newspaper advertisements are high cost and low return communication tools and we are redistributing dollars to marketing channels that we believe will provide a higher return at a lower cost.

EXPENSE OUTLOOK

Property taxes and utilities were the main components of our increased operating expenses in the three and six months ended June 30, 2006 compared to the same period in the prior year. Certain of our properties will continue to receive re-assessment and our utility expenses will likely continue to exceed prior years; however, we believe that the overall property expenses for the remainder of the year will be in-line with budgeted levels. In addition, the acquisition of Storage USA provides us with additional buying power for yellow pages and other advertising that we believe could lead to expense efficiencies in the future.

Included in our general and administrative expenses for the three and six months ended June 30, 2006 is $630 and $1,016, respectively, of compensation expense relating to stock options and stock grants upon adoption of SFAS 123R. We estimate that we will continue to recognize expenses relating to options and grants at a rate similar to the amount incurred during the six months ended June 30, 2006.

We believe that we currently have the personnel in place required to operate and grow our existing business. We do not foresee significant increases to our general and administrative expenses in future periods unless we experience significant growth or other unforeseen events that necessitate the need to increase our current levels of staffing.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $4,250 available in cash and cash equivalents. We will be required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. We intend to use this cash to purchase additional self-storage properties and fund other working capital needs during the third quarter of 2006. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

During September 2004, we, as guarantor, and our Operating Partnership entered into a $100 million revolving line of credit (“Credit Facility”), which includes a $10 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of June 30, 2006, the Credit Facility had approximately $75.7 million of available borrowings based on the assets collateralizing the Credit Facility. As of June 30, 2006, we had $25,000 outstanding under the Credit Facility.

On October 4, 2004, we entered into a reverse interest rate swap with U.S. Bank National Association, relating to our existing $61,770 fixed rate mortgage with Wachovia Bank, which is due in 2009. Pursuant to the swap agreement, we will receive fixed interest payments of 4.30% and pay variable interest payments based on the one-month LIBOR plus 0.66% on a notional amount of $61,770. There were no origination fees or other up front costs incurred by us in connection with the swap agreement.

As of June 30, 2006, we had approximately $950.3 million of debt, resulting in a debt to total capitalization ratio of 51.3%. As of June 30, 2006, the ratio of total fixed rate debt and other instruments to total debt was 89.1%. The weighted average interest rate of the total of fixed and variable rate debt at June 30, 2006 was 5.5%.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2006:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$45,200	$4,484	$8,684	$8,160	$23,872
Notes payable, notes payable to trusts and line of credit
Interest	271,873	50,897	95,399	56,255	69,322
Principal	950,269	2,981	216,715	292,800	437,773
Total contractual obligations	$1,267,342	$58,362	$320,798	$357,215	$530,967

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

As of June 30, 2006, we had $950.3 million in total debt of which $103.4 million was subject to variable interest rates (including the $61.8 million on which we have the reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $1 million annually.

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

The fair value of fixed rate notes payable and notes payable to trusts at June 30, 2006 was $800,202. The carrying value of these fixed rate notes payable at June 30, 2006 was $846,876.

ITEM 4. CONTROLS AND PROCEDURES

(i)            Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(ii)    Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a- 15(f)) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various litigation and proceedings in the ordinary course of business. We are not a party to any material litigation of legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management individually, or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 24, 2006. The first item of business was the election of seven members of the board of directors. The votes were tabulated as follows: 41,414,568 votes were cast for Kenneth M. Woolley and 530,683 votes were withheld; 41,839,474 votes were cast for Anthony Fanticola and 101,810 votes were withheld; 41,385,517 votes were cast for Hugh W. Horne and 555,767 votes were withheld; 39,011,314 votes were cast for Spencer F. Kirk and 2,933,937 votes were withheld; 39,263,642 votes were cast for Joseph D. Margolis and 2,677,642 votes were withheld; 39,092,116 votes were cast for Roger B. Porter and 2,842,695 votes were withheld; and 39,243,948 votes were cast for K. Fred Skousen and 2,690,863 votes were withheld. The second item of business was a proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006. The votes were tabulated as follows: 41,905,807 were cast for, 30,938 were cast against, and 8,506 abstained.

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

EXTRA SPACE STORAGE INC. Registrant

Date: August 9, 2006	/s/ Kenneth M. Woolley
Kenneth M. Woolley Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	/s/ Kent W. Christensen
Kent W. Christensen Senior Vice President and Chief Financial Officer
(Principal Financial Officer)