Form 10-Q
period 2006-09-30
Extra Space Storage Inc.
filed 2006-11-08
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 2, 2006 was 64,153,535.

EXTRA SPACE STORAGE INC.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimate of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to:

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

•                  delays in the development and construction process, which could adversely affect our profitability; and

•                  economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,333,901	$1,201,959
Real estate under development	36,343	10,719
Net real estate assets	1,370,244	1,212,678

Investments in real estate ventures	89,695	90,898
Cash and cash equivalents	151,686	28,653
Restricted cash	16,955	18,373
Receivables from related parties and affiliated real estate joint ventures	7,064	23,683
Notes receivable	1,688	12,109
Other assets, net	31,204	33,798
Total assets	$1,668,536	$1,420,192

Liabilities, Minority Interests, and Stockholders’ Equity:
Notes payable	$825,604	$747,193
Notes payable to trusts	119,590	119,590
Line of credit	—	—
Accounts payable and accrued expenses	6,776	13,261
Other liabilities	29,952	23,785
Total liabilities	981,922	903,829

Minority interest in Operating Partnership	35,304	36,010
Other minority interests	225	225

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 64,151,274 and 51,765,795 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	642	518
Paid-in capital	821,852	626,123
Deferred stock compensation	—	(2,374)
Accumulated deficit	(171,409)	(144,139)
Total stockholders’ equity	651,085	480,128
Total liabilities, minority interests, and stockholders’ equity	$1,668,536	$1,420,192

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues:
Property rental	$44,682	$36,245	$125,877	$82,286
Management and franchise fees	5,357	4,563	15,697	5,331
Tenant insurance	716	863	2,608	863
Development fees	47	367	272	896
Other income	386	308	635	429
Total revenues	51,188	42,346	145,089	89,805

Expenses:
Property operations	16,613	13,366	46,603	31,285
Tenant insurance	284	513	1,506	513
Unrecovered development/acquisition costs	(87)	9	255	284
General and administrative	8,598	9,591	26,590	15,888
Depreciation and amortization	9,253	9,535	27,586	21,478
Total expenses	34,661	33,014	102,540	69,448

Income before interest, minority interest and equity in earnings of real estate ventures	16,527	9,332	42,549	20,357

Interest expense	(13,429)	(14,588)	(38,198)	(28,320)
Interest income	175	789	805	865
Minority interest - Operating Partnership	(306)	253	(585)	419
Equity in earnings of real estate ventures	1,340	1,355	3,566	1,960
Net income (loss)	$4,307	$(2,859)	$8,137	$(4,719)

Net income (loss) per common share
Basic	$0.08	$(0.08)	$0.16	$(0.14)
Diluted	$0.07	$(0.08)	$0.13	$(0.14)

Weighted average number of shares
Basic	52,501,864	37,465,700	$51,929,336	33,544,089
Diluted	57,072,838	37,465,700	56,250,164	33,544,089

Cash dividends paid per common share	$0.23	$0.23	$0.68	$0.68

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Equity
Balances at December 31, 2005	51,765,795	$518	$626,123	$(2,374)	$(144,139)	$480,128

Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(2,374)	2,374	—	—
Issuance of common stock, net of offering costs	12,075,000	121	194,780	—	—	194,901
Issuance of common stock upon the exercise of options	91,979	1	564	—	—	565
Issuance of common stock to members of board	12,000	—	—	—	—	—
Restricted stock grants issued	32,500	—	—	—	—	—
Restricted stock grants cancelled	(26,000)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	1,377	—	—	1,377
Conversion of Operating Partnership units for common stock	200,000	2	1,809	—	—	1,811
Other adjustments	—	—	(427)	—	—	(427)
Net income	—	—	—	—	8,137	8,137
Dividends paid on common stock	—	—	—	—	(35,407)	(35,407)
Balances at September 30, 2006	64,151,274	$642	$821,852	$—	$(171,409)	$651,085

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income (loss)	$8,137	$(4,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,586	21,478
Amortization of deferred stock compensation	—	416
Stock compensation expense	1,377	—
Gain (loss) allocated to minority interests	585	(419)
Distributions from real estate ventures in excess of earnings	3,423	769
Accrued interest on notes receivable	—	(539)
Changes in operating assets and liabilities:
Receivables from related parties	16,619	(26,109)
Other assets	5,718	(2,746)
Accounts payable	(6,485)	(238)
Other liabilities	3,756	(556)
Net cash provided by (used in) operating activities	60,716	(12,663)

Cash flows from investing activities:
Acquisition of real estate assets	(127,826)	(74,438)
Acquisition of Storage USA	—	(528,700)
Development and construction of real estate assets	(26,301)	(3,737)
Proceeds from sale of real estate assets	728	—
Investments in real estate ventures	(5,104)	(1,740)
Change in restricted cash	1,451	(7,836)
Principal payments received on notes receivable	123	208
Purchase of equipment and fixtures	(1,217)	(1,833)
Net cash used in investing activities	(158,146)	(618,076)

Cash flows from financing activities:
Proceeds from notes payable, notes payable to trusts and line of credit	129,126	651,589
Principal payments on notes payable and line of credit	(65,213)	(86,691)
Deferred financing costs	(899)	(7,159)
Minority interest investments	—	225
Redemption of Operating Partnership units held by minority interest	—	(865)
Proceeds from issuance of common shares, net	194,901	81,330
Net proceeds from exercise of stock options	565	—
Dividends paid on common stock	(35,407)	(22,808)
Distributions to Operating Partnership units held by minority interests	(2,610)	(2,118)
Net cash provided by financing activities	220,463	613,503
Net increase (decrease) in cash and cash equivalents	123,033	(17,236)
Cash and cash equivalents, beginning of the period	28,653	24,329
Cash and cash equivalents, end of the period	$151,686	$7,093

	Nine months ended
	September 30, 2006	September 30, 2005
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$35,379	$22,672

Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$27,091	$58,217
Notes payable	$(10,878)	$(10,260)
Notes receivable	$(10,298)	$—
Accounts payable and other liabilities	$—	$(26,405)
Investment in real estate ventures	$(2,785)	$—
Minority interest in Operating Partnership	$(3,130)	$(21,552)
Restricted stock grants to employees	$—	$2,975
Conversion of Operating Partnership units held by minotiry interests for common stock	$1,811	$3,450

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Amounts in thousands, except shares and per share data

1.     ORGANIZATION

Extra Space Storage Inc. (the “Company”) is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004 to own, operate, manage, acquire and develop self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC (“ESS LLC”) and its subsidiaries (the “Predecessor”), which had engaged in the self-storage business since 1977. The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At September 30, 2006, the Company had direct and indirect equity interests in 561 storage facilities located in 32 states and Washington, D.C.

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

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”).

3.     STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The forfeiture rate, which is estimated at a weighted average of 15.4% of unvested options outstanding as of September 30, 2006, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair value market on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of restricted common stock granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. The Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 would have been greater if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

Options

The Company has the following two stock option plans under which shares were available for grant at September 30, 2006: the 2004 Long-Term Incentive Compensation Plan, and the 2004 Non-Employee Directors’ Share Plan. Under the terms of the plans, the exercise price of an option shall be determined by the Compensation, Nominating and Governance Committee and reflected in the applicable award agreement. Each option becomes exercisable after the period or periods specified in the award agreement, which generally do not exceed 10 years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plans). Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may an option be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, such stock options shall vest ratably over a four-year period beginning on the date of grant. The Company recorded $187 and $637, respectively, of compensation expense relating to outstanding options during the three and nine months ended September 30, 2006. No compensation expense was recorded related to outstanding options during the three and nine months ended September 30, 2005.

The following assumptions were used to estimate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005 using the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected volatility	24%	23%	24%	24%
Dividend yield	6.3%	6.9%	6.4%	6.9%
Risk-free interest rate	4.8%	3.9%	4.6%	4.2%
Average expected term (years)	5	5	5	5

The Black-Scholes model incorporates assumptions to value stock—based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility and average expected term.

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2006:

Options	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,032,398	$13.89
Granted	168,677	15.45
Exercised	(91,979)	12.98
Cancelled	(270,037)	14.94
Outstanding at September 30, 2006	2,839,059	$14.04	8.43	$10,321

Vested and expected to vest in future at September 30, 2006	2,839,059	$14.04	8.43	$10,321
Exercisable at September 30, 2006	752,541	$13.56	8.22	$3,236

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $761 and $881, respectively. Exercise of options during the three and nine months ended September 30, 2006 resulted in cash receipts of $871 and $1,029, respectively. There were no options exercised during the three and nine months ended September 30, 2005.

Common Stock Granted to Employees

In July, June and April 2006 and during July 2005, the Company granted 11,500, 15,000, 6,000 and 190,000 shares, respectively, of common stock to certain employees, without monetary consideration under the Company’s 2004 Long-Term Incentive Compensation Plan. At the date of the grant, the recipient had all rights of a stockholder including the right to vote and receive dividends subject to restrictions on transfers and forfeiture provisions. The forfeiture and transfer restriction on the shares lapse over a two to four year period beginning on the date of grant. The Company recorded approximately $174 and $740 of compensation expense related to outstanding shares of common stock granted to employees during the three and nine months ended September 30, 2006,  respectively.  During the three and nine months ended September 30, 2005, the Company recorded $416 of compensation expense related to outstanding shares of common stock granted to employees.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity for the nine months ended September 30, 2006 was as follows:

	Shares	Weighted-Average
Nonvested at January 1, 2006	173,750	$15.66
Granted	32,500	15.90
Vested	(46,250)	15.68
Cancelled	(26,000)	15.66
Nonvested at September 30, 2006	134,000	$15.70

At September 30, 2006, there was $1,924 of total unrecognized compensation expense related to shares granted to employees under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at September 30, 2006 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations. Unrecognized compensation expense related to non-vested shares of restricted common stock awards granted to employees was recorded as deferred compensation in stockholder’s equity at December 31, 2005. As part of the adoption of SFAS 123R, $2,374 of unrecognized compensation expense was reclassified as a component of paid-in capital.

Other Grants

On May 15, 2006, the Company’s Board of Directors approved the issuance of 12,000 shares of common stock with a market value of $183 to certain of its directors for services.  The Company recorded stock compensation expense in general and administrative expense in its statements of operations for the aggregate market value of the stock at the date of grant.

Summary

As a result of adopting SFAS 123R, the net income set forth in the Unaudited Condensed Consolidated Financial Statements of Operations for the three and nine months ended September 30, 2006, was $187 and $637 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Pro forma net loss as if the fair value based method had been applied to all awards for the three and nine months ended September 30, 2005 is as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss as reported	$(2,859)	$(4,719)
Add: Stock-based employee compensation expense included in reported net loss	416	416
Deduct: Stock-based compensation expense determined under fair value method for all awards	(612)	(834)

Pro forma net loss	$(3,055)	$(5,137)

Net loss per share - basic and diluted
Basic and diluted - as reported	$(0.08)	$(0.14)
Basic and diluted - pro forma	$(0.08)	$(0.15)

4.     NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings (loss) per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using the treasury stock method. Potential common shares are securities (such as options, warrants, convertible debt, and convertible Operating Partnership units) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income or loss is adjusted to add back any changes in earnings (loss) in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings (loss) per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. Since the Company generated a loss for the three and nine months ended September 30, 2005, the impact of inclusion of the potential conversion of securities into common shares is anti-dilutive and therefore diluted earnings per share is the same as basic earnings per share. No options, OP units or unvested restricted stock were included in the computation of diluted net loss attributable to common stockholders per share for the three and nine months ended September 30, 2005.  For the three and nine months ended September 30, 2006, 775,247 and 485,260 of options outstanding and 3,737,579 and 3,796,384 of OP units were dilutive, respectively.

5.     REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	September 30, 2006	December 31, 2005
Land	$348,486	$304,892
Buildings and improvements	1,041,670	929,745
Intangible assets - tenant relationships	24,851	22,174
Intangible lease rights	3,400	3,400
	1,418,407	1,260,211
Less: accumulated depreciation and amortization	(84,506)	(58,252)
Net operating real estate assets	1,333,901	1,201,959
Real estate under development	36,343	10,719
Net real estate assets	$1,370,244	$1,212,678

On January 30, 2006, the Company sold an excess parcel of vacant land in Lanham, Pennsylvania for $728. There was no gain or loss recognized on the sale.

6.     PROPERTY ACQUISITIONS

On September 1, 2006, the Company purchased one self-storage facility located in Parker, Colorado from a third party for cash of $5,360 and assumed net liabilities of $59.

On September 1, 2006, the Company acquired one self-storage facility located in Rockville, Maryland from a franchisee for cash of $13,094, assumed net assets of $116 and issued 182,828 Operating Partnership units valued at $3,130.

On August 10, 2006, the Company purchased one self-storage facility located in Rowlette, Texas from a third party for cash of $3,715 and assumed net liabilities of $49.

On August 8, 2006, the Company acquired one self-storage facility located in Alpharetta, Georgia from a franchisee for cash of $2,123, assumed a note payable of $2,952 and assumed net liabilities of $62.

On July 28, 2006, the Company purchased one self-storage facility located in Lancaster, California from a third party for cash of $7,260 and assumed net liabilities of $20.

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

On January 6, 2006, the Company purchased one self-storage facility located in Deland, Florida from a franchisee for cash of $5,414.

7.     INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures at September 30, 2006 and December 31, 2005 consisted of the following:

	Excess Profit	Equity	Investment balance at
	Participation %	Ownership %	September 30, 2006	December 31, 2005
Extra Space West One LLC (“ESW”)	40%	5%	$1,920	$2,070
Extra Space Northern Properities Six, LLC (“ESNPS”)	35%	10%	1,788	1,929
PRISA Self Storage LLC (“PRISA”)	17%	2%	13,514	13,824
PRISA II Self Storage LLC (“PRISA II”)	17%	2%	10,910	11,187
PRISA III Self Storage LLC (“PRISA III”)	20%	5%	4,625	4,954
VRS Self Storage LLC (“VRS”)	20%	5%	4,590	4,740
WCOT Self Storage LLC (“WCOT”)	20%	5%	4,829	5,052
Storage Portfolio I, LLC (“SP I”)	40%	25%	19,896	20,346
Storage Portfolio Bravo II (“SPB II”)	45%	20%	15,570	15,753
Other minority owned properties	10-50%	10-50%	12,053	11,043
			$89,695	$90,898

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Equity in earnings of ESW	$337	$310	$1,018	$867
Equity in earningsof ESNPS	39	47	113	98
Equity in earnings of PRISA	138	122	394	122
Equity in earnings of PRISA II	110	95	334	95
Equity in earnings of PRISA III	35	29	88	29
Equity in earnings of VRS	43	35	119	35
Equity in earnings of WCOT	40	29	114	29
Equity in earnings of SP I	291	241	740	241
Equity in earnings of SPB II	210	221	599	221
Equity in earnings of other minority owned properties	97	226	47	223
	$1,340	$1,355	$3,566	$1,960

Equity in earnings of Storage Portfolio I, LLC and Storage Portfolio Brovo II, LLC includes the amortization of the Company’s excess purchase price of approximately $19 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

8.     OTHER ASSETS

The components of other assets are summarized as follows:

	September 30, 2006	December 31, 2005
Equipment and fixtures	$10,606	$9,389
Less: accumulated depreciation	(6,107)	(4,977)
Deferred financing costs, net	10,959	12,151
Prepaid expenses and escrow deposits	4,666	5,114
Accounts receivable, net	7,247	8,179
Investments in Trusts	3,590	3,590
Other	243	352
	$31,204	$33,798

9.     NOTES PAYABLE

The components of notes payable are summarized as follows:

	September 30, 2006	December 31, 2005
Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 1, 2008 and September 1, 2016.	$744,133	$652,980

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 0.66% (5.98% and 5.05% at September 30, 2006 and December 31, 2005, respectively) and LIBOR plus 2.75% (8.07% and 7.14% at September 30, 2006 and December 31, 2005, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between October 25, 2006 and October 6, 2009.

	81,471	94,213

	$825,604	$747,193

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at September 30, 2006.

In October 2004, the Company entered into a reverse interest rate swap agreement (“Swap Agreement”) to float $61,770 of 4.30% fixed interest rate secured notes due in September 2009. Under this Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.66%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement is a fair value hedge, as defined by SFAS No. 133, and the fair value of the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly variable interest payments are recognized as an increase or decrease in interest expense.

The estimated fair value of the Swap Agreement at September 30, 2006 and December 31, 2005 was reflected as an other liability of $2,017 and $2,151, respectively. For the three and nine months ended September 30, 2006, interest expense has been increased by $258 and $540, respectively, as a result of the Swap Agreement.  For the three and nine months ended September 30, 2005 interest expense was reduced by $51 and $285, respectively, as a result of the Swap Agreement.

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

During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $41.0 million of preferred securities which mature on September 30, 2035. In addition, the Trust II issued 1,269 of Trust II common securities to the Operating Partnership for a purchase price of $1.3 million. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42.3 million were loaned in the form of a note to the Operating Partnership (“Note 2”). Note 2 has a fixed rate of 6.67% through September 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust II with no prepayment premium after September 30, 2010.

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned,

unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $35.0 million of trust preferred securities which mature on September 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1.1 million. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36.1 million were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after September 30, 2010.

The Company follows FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the consolidation of variable interest entities (“VIEs”). Under FIN 46R, the Trust, Trust II and Trust III are VIEs that are not consolidated because the Company is not the primary beneficiary. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, the Trust II, and the Trust III by the Company.

11.  LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10.0 million swingline subfacility (the “Credit Facility”).

The Credit Facility has an interest rate of 175 basis points over LIBOR (7.07% and 6.14% at September 30, 2006 and December 31, 2005, respectively). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of September 30, 2006, the Credit Facility had approximately $81.0 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance on the line of credit at September 30, 2006 and December 2005 was $0. The maturity date on the line of credit is September 2007. The Credit Facility is collateralized by mortgages on certain real estate assets.

12.  OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	September 30, 2006	December 31, 2005
Deferred rental income	$9,179	$7,322
Accrued interest	4,121	3,413
Accrued taxes and security deposits	5,106	1,618
Fair value of interest rate swap	2,017	2,151
SUSA lease obligation liability	2,897	3,068
Property insurance payable	—	2,299
Other liabilities	6,632	3,914
	$29,952	$23,785

As a result of the acquisition of Storage USA, the Company recorded restructuring liabilities of $4,638 relating to the assumption of a lease for a facility that will no longer be used in the Company’s operations and $2,441 for severance costs related to terminated employees of the prior business.

The following table sets forth the restructuring activity during the nine months ended September 30, 2006:

	Accrued restructuring liabilities at December 31, 2005	Cash Paid	Adjustments	Accrued restructuring liabilities at September 30, 2006
Facility exit costs	$3,068	$(171)	$—	$2,897
Severance costs	380	(1,495)	1,167	52
Total	$3,448	$(1,666)	$1,167	$2,949

Allocated to:
Continuing operations	$3,448	$(1,666)	$1,167	$2,949
Discontinued operations	—	—	—	—
	$3,448	$(1,666)	$1,167	$2,949

13.          RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services for certain joint ventures, franchise, third party and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from properties for the management of operations at the self-storage facilities. The Company earns development fees of 4%-6% of budgeted costs on developmental projects and acquisition fees of 1% of the gross purchase price or the completed costs of development of acquired properties.

Related party and real estate joint ventures balances as of September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
Receivables:
Development fees receivable	$2,633	$2,552
Other receivables from properties	3,393	15,379
Receivables from Prudential relating to SUSA acquisition	—	4,713
Other receivables from related parties	1,038	1,039
	$7,064	$23,683

Other receivables from properties consist of amounts due for expenses paid on behalf of the properties that the Company manages and management fees. Receivables from Prudential relating to the Storage USA acquisition represent amounts receivable from Prudential for general and administrative expenses, severance paid, and lease expenses paid relating to the Storage USA acquisition. The Company believes that all of these related party receivables are fully collectible. The Company did not have any payables to related parties at September 30, 2006 or December 31, 2005.

Management fee revenue for related party and affiliated real estate joint ventures for the three and nine months ended September 30, 2006 and 2005 is summarized as follows:

		Three months ended		Nine months ended
		September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
ESW	Affiliated real estate joint ventures	$103	$98	$307	$289
ESNPS	Affiliated real estate joint ventures	110	105	316	297
PRISA	Affiliated real estate joint ventures	1,289	1,098	3,780	1,098
PRISA II	Affiliated real estate joint ventures	1,038	875	3,056	875
PRISA III	Affiliated real estate joint ventures	476	394	1,384	394
VRS	Affiliated real estate joint ventures	285	236	838	236
WCOT	Affiliated real estate joint ventures	373	313	1,096	313
SP I	Affiliated real estate joint ventures	309	245	910	245
SPB II	Affiliated real estate joint ventures	260	220	777	220
ESD	Related party	129	45	333	154
Other, franchisees and third parties	Affiliated real estate joint ventures	985	934	2,900	1,210
		$5,357	$4,563	$15,697	$5,331

Development fee revenue for related party and affiliated real estate joint ventures for the three and nine months ended

September 30, 2006 and 2005 is summarized as follows:

		Three months ended		Nine months ended
		September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Everest	Affiliated real estate joint ventures	$2	$26	$113	$234
Yancy	Affiliated real estate joint ventures	14	175	50	321
Other	Affiliated real estate joint ventures	—	25	—	104
ESD	Related party	31	141	109	237
		$47	$367	$272	$896

Effective January 1, 2004, the Company entered into a license agreement with Centershift, a related party software provider, to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $185 and $383 for the three months ended September 30, 2006 and 2005, respectively, and $549 and $575 for the nine months ended September 30, 2006 and 2005, respectively, relating to the purchase of software and to license agreements.

14.  MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.40% majority ownership interest therein as of September 30, 2006. The remaining ownership interests in the Operating Partnership of 5.60% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company.

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

During September 2006, the Company issued 182,828 Operating Partnership units valued at $3.1 million in conjunction with the acquisition of a property in Rockville, Maryland.  During July 2006, 200,000 Operating Partnership units were redeemed in exchange for common stock.

During July 2005, the Operating Partnership issued 1,470,149 Operating Partnership units valued at $21.6 million in conjunction with the acquisition of Storage USA. During September 2005 and November 2005, 350,000 and 50,000 Operating Partnership units were redeemed in exchange for common stock, respectively.

As of September 30, 2006, the Operating Partnership had 3,808,615 and 200,046 Operating Partnership units and CCUs outstanding, respectively.

Unlike the Operating Partnership units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into shares of the Company’s common stock. Initially, each CCU will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled and restored to the status of authorized but unissued shares of common stock. As of September 30, 2006, there were no CCUs converted to common stock as the 14 early-stage lease-up properties had not achieved the performance thresholds.

While any CCUs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

15. STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 Contingent Conversion Shares (“CCS”), $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. On September 25, 2006 the Company closed a public common stock offering of 12,075,000 shares at an offering price of $17.00 per share, for aggregate gross proceeds of $205,275. Transaction costs were $10,374, resulting in net proceeds of $194,901. As of September 30, 2006, 64,151,274 shares of common stock were issued and outstanding, 3,888,843 of CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All stockholders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

Unlike the Company’s shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company’s common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCSs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1  by $4.6 . If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock. As of September 30, 2006, there were no CCSs converted to common stock as the 14 early-stage lease-up properties had not achieved the performance thresholds.

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

16. SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	September 30,	December 31,
	2006	2005
Balance Sheet
Investment in real estate ventures
Rental operations	$89,695	$90,898

Total assets
Property management and development	270,512	179,770
Property operations	1,398,024	1,240,422
	$1,668,536	$1,420,192

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Statement of Operations
Total revenues
Property management and development	$6,506	$6,101	$19,212	$7,519
Rental operations	44,682	36,245	125,877	82,286
	$51,188	$42,346	$145,089	$89,805

Operating expenses, including depreciation and amortization
Property management and development	$9,020	$10,241	$28,959	$16,934
Rental operations	25,641	22,773	73,581	52,514
	$34,661	$33,014	$102,540	$69,448

Income (loss) before interest, minority interests and equity in earnings of real estate ventures
Property management and development	$(2,514)	$(4,140)	$(9,747)	$(9,415)
Rental operations	19,041	13,472	52,296	29,772
	$16,527	$9,332	$42,549	$20,357

Interest expense
Property management and development	$(297)	$(451)	$(683)	$(590)
Rental operations	(13,132)	(14,137)	(37,515)	(27,730)
	$(13,429)	$(14,588)	$(38,198)	$(28,320)

Interest income
Property management and development	$175	$789	$805	$865

Minortiy interest — Operating Partnership
Property management and development	$(306)	$253	$(585)	$419

Equity in earnings of real estate ventures
Rental operations	$1,340	$1,355	$3,566	$1,960

Net income (loss)
Property management and development	$(2,942)	$(3,549)	$(10,211)	$(8,721)
Rental operations	7,249	690	18,348	4,002
	$4,307	$(2,859)	$8,137	$(4,719)

Depreciation and amortization expense
Property management and development	$225	$128	$608	$249
Rental operations	9,028	9,407	26,978	21,229
	$9,253	$9,535	$27,586	$21,478

Statement of Cash Flows
Acquisition of real estate assets
Property management and development			$(127,826)	$(74,438)

Acquisition of SUSA
Property management and development			$—	$(528,700)

Development and construction of real estate assets
Property management and development			$(26,301)	$(3,737)

17. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed two construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland and Chicago, Illinois. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004 and July 2005, respectively. At September 30, 2006, the total amount of guaranteed mortgage debt relating to these joint ventures was $12,885. These mortgage loans mature December 1, 2007 and July 28, 2008, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at September 30, 2006 was $17,290. The Company has recorded no liability in relation to this guarantee as of September 30, 2006. The fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of September 30, 2006, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

18. SUBSEQUENT EVENTS

On November 2, 2006, the Company purchased one self storage facility located in Neptune, New Jersey from a third party for approximately $13,200.

On October 16, 2006, the Company renewed its property insurance and will now self-insure 60% of the first $25 million in claims.

19. ACCOUNTING AND DISCLOSURE CHANGES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

Extra Space Storage, Inc.
Management’s Discussion and Analysis
Amounts in thousands, except property and per share data

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

OVERVIEW

We are a fully integrated, self-administered and self-managed real estate investment trust formed to continue the business commenced in 1977 by our predecessor company to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. We derive a majority of our revenues from rents received from tenants under existing leases at each of our self-storage properties. Additional revenue is derived from management and franchise fees from our joint venture and managed properties. We operate in competitive markets where consumers have multiple self-storage properties from which to choose. Competition has and will continue to impact our results. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels higher in the summer months due to increased rental activity.

Our operating results depend materially on our ability to lease available self-storage space and on the ability of our tenants to make required rental payments. We believe we are able to respond quickly and effectively to changes in local, regional and national economic conditions by centrally adjusting rental rates through the combination of our revenue management team and our industry-leading technology systems.

We continue to evaluate a range of growth initiatives and opportunities. These include:

•      Maximize the performance of properties through strategic, efficient and proactive management. We plan to pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team will seek to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our scale allows greater ability than the majority of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

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

•      Develop new self-storage properties. We have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline for the remainder of 2006 and through 2008 includes 25 projects. The majority of the projects will be developed on a wholly-owned basis by the Company. The construction of many of these properties has already begun.

•      Expand the Company’s management business. We see the management business as a future development and acquisition pipeline and expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give the Company first right of refusal to purchase the managed property in the event of a potential sale. Twelve of the Company’s 2006 acquisitions have come from this acquisition channel.

PROPERTIES

To strategically expand our business, on July 14, 2005, the Company, through our subsidiary Extra Space Storage LLC (“ESS LLC”) and our operating partnership, Extra Space Storage LP (the “Operating Partnership”), closed the acquisition (the “Transaction”) of various entities that collectively comprise the Storage USA self-storage business pursuant to the Purchase and Sale Agreement, dated May 5, 2005, between ESS LLC, the Operating Partnership, Security Capital Self Storage Incorporated, a Delaware corporation, PRISA Self Storage LLC, a Delaware limited liability company, PRISA II Self Storage LLC, a Delaware limited liability company, PRISA III Self Storage LLC, a Delaware limited liability company, VRS Self Storage LLC, a Delaware limited liability company, WCOT Self Storage LLC, a Delaware limited liability company, and the Prudential Insurance Company of America, a New Jersey corporation (together with its affiliates, “Prudential”).

In connection with the Transaction, we acquired 61 wholly-owned self storage properties, acquired Storage USA Partnership L.P.’s (“Storage USA”) equity interest in joint ventures that collectively owned 77 properties and assumed the management of 50 franchises and third party owned properties. In addition, 259 self-storage properties were acquired in the Transaction by five separate limited liability companies owned by five subsidiaries of the Company and Prudential. The limited liability company agreements govern the rights and responsibilities of each such limited liability company. The Company also acquired $37.7  of notes receivable due from franchisees.

As of September 30, 2006, we owned or had ownership interests in 561 properties located in 32 states and Washington, D.C. Of these properties, 213 are wholly owned and 348 are held in joint ventures with third parties. The properties owned and operated before the Storage USA acquisition are operated under the registered Extra Space Storage brand name. We are currently implementing a re-branding program which will convert all of the Storage USA stores to the Extra Space Storage brand. The majority of this program is scheduled to be finished by December 31, 2006. As of September 30, 2006, we owned or had an ownership interest in approximately 40.8  square feet of rentable space configured in approximately 380,000 individual self-storage units. As of September 30, 2006, greater than 100,000 tenants were leasing storage units at our 213 wholly-owned properties, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2006, the median length of stay was approximately 11 months.

Nearly 70% of the total number of our properties are clustered around the larger population centers of Atlanta, Baltimore, Boston, Chicago, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa, San Francisco and Washington, D.C. These markets contain above-average population and income demographics and high barriers to entry for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. The Storage USA acquisition has given us increased scale in many core markets as well as a solid presence in many markets where we had no previous scale.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% average occupancy rate for one year or has been open for three years.

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of September 30, 2006 and 2005. The information as of September 30, 2005 is on a pro forma basis as though all the properties owned at September 30, 2006 were under the Company’s control as of September 30, 2005.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
		Number of	Number of	Net Rentable	Net Rentable	Square Foot	Square Foot
		Units as of	Units as of	Square Feet as	Square Feet as	Occupancy %	Occupancy %
	Number of	September 30,	September 30,	of September 30,	of September 30,	September 30,	September 30,
Location	Properties	2006 (1)	2005	2006 (2)	2005	2006	2005
Wholly-Owned Properties
Arizona	3	1,688	1,675	223,955	218,240	94.1%	97.9%
California	30	19,639	19,592	2,136,885	2,128,881	89.3%	88.1%
Colorado	5	2,394	2,410	293,591	302,181	91.0%	85.2%
Florida	24	16,143	15,921	1,728,776	1,716,825	90.1%	92.3%
Georgia	9	5,000	4,425	649,698	586,020	88.6%	88.3%
Illinois	3	2,135	2,134	196,087	196,252	86.4%	81.6%
Kansas	1	502	502	49,940	50,325	92.3%	78.6%
Kentucky	3	1,580	1,569	194,625	194,465	90.0%	89.4%
Louisiana	2	1,411	1,411	147,690	147,900	94.8%	87.7%
Maryland	6	5,441	6,418	577,507	677,989	84.2%	81.4%
Massachusetts	22	12,068	12,056	1,316,785	1,305,057	84.4%	83.4%
Michigan	2	1,043	1,038	135,312	134,912	83.5%	76.2%
Missouri	3	1,349	1,339	169,347	167,327	85.4%	79.4%
Nevada	1	462	385	56,500	41,100	84.0%	92.7%
New Hampshire	2	1,006	1,015	125,609	117,268	83.4%	82.6%
New Jersey	19	15,462	15,468	1,502,457	1,498,260	87.6%	85.8%
New York	6	6,054	5,982	388,069	391,580	82.7%	82.0%
Ohio	4	2,052	2,079	276,702	289,020	88.2%	75.5%
Oregon	1	767	762	103,610	103,490	91.9%	89.9%
Pennsylvania	8	6,135	6,055	637,231	627,952	85.0%	80.2%
Rhode Island	1	728	720	75,241	75,836	86.1%	89.2%
South Carolina	4	2,068	2,091	245,734	247,569	93.4%	91.4%
Tennessee	5	3,146	3,127	409,302	407,372	90.0%	88.0%
Texas	16	10,257	9,763	1,095,586	1,061,856	87.8%	86.0%
Utah	3	1,529	1,522	210,140	209,800	94.7%	90.4%
Virginia	2	1,219	1,220	125,458	126,094	90.0%	86.0%
Washington	3	2,030	2,020	244,595	242,725	96.1%	88.4%

Total Wholly-Owned Stabilized	188	123,308	122,699	13,316,432	13,266,296	88.2%	86.4%

Properties Held in Joint-Ventures
Alabama	4	2,331	2,316	282,078	281,830	84.0%	83.7%
Arizona	12	7,461	7,416	805,981	808,046	93.5%	92.1%
California	72	51,870	52,152	5,317,430	5,337,018	88.6%	88.8%
Colorado	3	1,910	1,900	216,013	215,882	85.5%	85.2%
Connecticut	9	6,507	6,527	750,709	755,134	79.3%	73.4%
Delaware	1	589	589	71,655	71,655	88.6%	86.4%
Florida	24	20,339	20,387	2,079,226	2,047,198	87.2%	86.6%
Georgia	3	1,916	1,915	251,530	251,772	83.6%	81.2%
Illinois	5	3,345	3,323	361,387	363,562	76.2%	71.7%
Indiana	9	3,735	3,733	468,573	470,419	91.4%	87.1%
Kansas	3	1,214	1,210	163,900	164,550	90.8%	76.4%
Kentucky	4	2,279	2,247	268,479	266,867	87.5%	81.5%
Maryland	14	10,920	10,944	1,076,702	1,078,176	84.9%	83.2%
Massachusetts	17	9,249	9,298	1,050,611	1,048,613	82.7%	79.2%
Michigan	10	5,954	5,953	785,122	786,347	78.9%	77.7%
Missouri	5	2,767	2,749	324,290	323,765	83.5%	81.2%
Nevada	7	4,644	4,627	622,016	622,812	89.4%	91.2%
New Hampshire	3	1,324	1,332	138,004	139,329	88.9%	88.4%
New Jersey	18	13,143	13,126	1,385,801	1,308,055	88.5%	86.7%
New Mexico	9	4,734	4,480	530,414	519,881	86.3%	88.6%
New York	21	23,518	23,601	1,741,729	1,739,699	85.0%	80.7%
Ohio	12	5,577	5,579	826,662	826,561	85.7%	77.9%
Oregon	2	1,288	1,276	137,140	136,400	94.8%	95.9%
Pennsylvania	10	6,825	6,805	732,950	727,298	84.5%	81.7%
Rhode Island	1	611	611	73,905	74,005	67.9%	61.7%
Tennessee	23	12,188	12,191	1,589,383	1,588,088	87.0%	83.5%
Texas	20	13,248	13,229	1,669,072	1,663,166	79.5%	77.7%
Utah	1	522	519	59,400	59,400	89.1%	85.6%
Virginia	15	10,380	10,366	1,106,646	1,111,189	83.7%	83.5%
Washington	1	551	552	62,730	62,830	90.0%	92.1%
Washington, D.C.	1	1,536	1,536	101,990	105,592	87.8%	81.7%

Total Stabilized Joint-Ventures	339	232,475	232,489	25,051,528	24,955,139	85.9%	84.0%

Total Stabilized	527	355,783	355,188	38,367,960	38,221,435	86.7%	84.8%

(1) Represents unit count as of September 30, 2006, which may differ from September 30, 2005 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2006, which may differ from September 30, 2005 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of September 30, 2006 and 2005. The information as of September 30, 2005 is on a pro forma basis as though all the properties owned at September 30, 2006 were under our control as of September 30, 2005.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
		Number of	Number of	Net Rentable	Net Rentable	Square Foot	Square Foot
		Units as of	Units as of	Square Feet as	Square Feet as	Occupancy %	Occupancy %
	Number of	September 30,	September 30,	of September 30,	of September 30,	September 30,	September 30,
Location	Properties	2006 (1)	2005	2006 (2)	2005	2006	2005
Wholly-Owned Properties
Arizona	1	599	—	67,375	—	52.4%	0.0%
California	4	2,729	2,204	346,585	228,558	64.5%	58.8%
Colorado	1	367	367	60,491	59,844	73.0%	32.6%
Connecticut	2	1,357	1,364	122,990	123,465	78.4%	64.8%
Florida	2	1,033	1,017	129,970	127,390	82.8%	77.7%
Illinois	2	1,135	1,140	144,580	144,890	80.5%	72.7%
Massachusetts	5	3,685	3,338	340,723	321,535	67.2%	67.3%
Nevada	1	776	796	74,155	75,385	93.2%	82.6%
New Jersey	3	2,444	2,542	223,455	225,663	84.9%	78.1%
New York	1	904	912	67,460	69,169	83.3%	70.0%
Pennsylvania	1	425	423	47,410	47,680	61.5%	51.8%
Virginia	1	727	726	75,450	75,550	85.0%	68.1%
Washington	1	528	539	61,250	61,250	86.2%	42.7%

Total Wholly-Owned Lease-up	25	16,709	15,368	1,761,894	1,560,379	74.5%	66.9%

Properties Held in Joint-Ventures
Illinois	2	1,640	687	148,813	74,395	50.3%	59.8%
Maryland	1	957	—	73,649	—	21.4%	0.0%
New Jersey	3	2,551	2,179	265,675	239,210	81.6%	72.6%
New York	1	620	620	64,555	64,405	85.0%	59.8%
Pennsylvania	1	767	780	76,773	76,978	82.0%	53.7%
Virginia	1	878	878	84,383	85,025	66.3%	44.6%

Total Lease-up Joint Ventures	9	7,413	5,144	713,848	540,013	67.4%	62.2%

Total Lease-up Properties	34	24,122	20,512	2,475,742	2,100,392	72.5%	65.7%

(1) Represents unit count as of September 30, 2006, which may differ from September 30, 2005 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2006, which may differ from September 30, 2005 net rentable square feet due to unit conversions or expansions.

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

In addition to the 213 wholly-owned properties and the 348 properties in which we have an ownership interest, we also managed 77 properties for third parties and franchisees as of September 30, 2006. We receive a management fee equal to approximately 6% of cash collected at the property to manage these sites.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2006 and 2005

Overview

Results for the three and nine months ended September 30, 2006 include the operations of 561 properties (213 of which were consolidated and 348 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2005, which included the operations of 546 properties (191 of which were consolidated and 355 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Property rental	$44,682	$36,245	$8,437	23.3%	$125,877	$82,286	$43,591	53.0%
Management and franchise fees	5,357	4,563	794	17.4%	15,697	5,331	10,366	194.4%
Tenant insurance	716	863	(147)	(17.0%)	2,608	863	1,745	202.2%
Development fees	47	367	(320)	(87.2%)	272	896	(624)	(69.6%)
Other income	386	308	78	25.3%	635	429	206	48.0%
Total revenues	$51,188	$42,346	$8,842	20.9%	$145,089	$89,805	$55,284	61.6%

Property Rental — The increase in property rental revenue for the three and nine months ended September 30, 2006 consists of $2,761 and $29,852, respectively, associated with the acquisition of 61 wholly-owned properties in conjunction with the Storage USA acquisition in July 2005, $3,528 and $7,793, respectively, associated with other acquisitions, $1,623 and $4,511, respectively, from rate increases at stabilized properties, and $525 and $1,435, respectively, from increases in occupancy at lease-up properties.

Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures, franchises and third parties. Management fees generally represent 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures. The increase in management fees is primarily due to new fees associated with the Storage USA acquisition. Through this acquisition we obtained equity interests in joint ventures which own a total of 336 properties. We obtained management contracts for these new joint venture properties, and also obtained over 50 new third party and franchise management contracts in conjunction with the Storage USA acquisition.

Tenant Insurance—Tenant insurance revenue relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the Storage USA acquisition to replace Storage USA’s tenant insurance program.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Property operations	$16,613	$13,366	$3,247	24.3%	$46,603	$31,285	$15,318	49.0%
Tenant insurance	284	513	(229)	(44.6%)	1,506	513	993	193.6%
Unrecovered development/acquisition costs	(87)	9	(96)	(1,066.7%)	255	284	(29)	(10.2%)
General and administrative	8,598	9,591	(993)	(10.4%)	26,590	15,888	10,702	67.4%
Depreciation and amortization	9,253	9,535	(282)	(3.0%)	27,586	21,478	6,108	28.4%
Total expenses	$34,661	$33,014	$1,647	5.0%	$102,540	$69,448	$33,092	47.7%

Property Operations—The increase in property operations expense for the three and nine months ended September 30, 2006 was primarily due to increases of $1,094 and $10,711, respectively, associated with the Storage USA acquisition, $1,469 and $3,087, respectively, associated with other acquisitions, and $684 and $1,520, respectively, primarily from stabilized and lease-up increases in utilities and property taxes.

Tenant Insurance—Tenant insurance expense relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the Storage USA acquisition to replace Storage USA’s tenant insurance program.

Unrecovered Development/Acquisition Costs—During the three months ended September 30, 2006 the Company reversed the write-off of $250 of development costs associated with a property in Baltimore, Maryland. The costs associated with this property had previously been written off during March 2006 because at the time the project was not likely to be approved by the city counsel. Subsequent to March 2006 the project was approved by the city counsel and the Company purchased the land.

General and Administrative—The decrease in general and administrative expense during the three months ended September 30, 2006 was due to the Company not incurring the one time transition costs to integrate SUSA in 2006 that were incurred in 2005. The increase in general and administrative expenses during the nine months ended September 30, 2006 was due mainly to the increased costs associated with the management of the additional properties that have been added through acquisitions and new joint venture arrangements entered into during 2005. Included in general and administrative expense for the three and nine months ended September 30, 2006 is compensation expense of $361 and $1,377, respectively, related to stock grants and stock options upon adoption of SFAS 123R.

Depreciation and Amortization—The increase in depreciation and amortization expense results from more properties being open during the three and nine months ended September 30, 2006 than were open during the quarter ended September 30, 2005 due mainly to acquisitions of new properties.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Interest expense	$(13,429)	$(14,588)	$1,159	(7.9%)	$(38,198)	$(28,320)	$(9,878)	34.9%
Interest income	175	789	(614)	(77.8%)	805	865	(60)	(6.9%)
Minority interest - Operating Partnership	(306)	253	(559)	(220.9%)	(585)	419	(1,004)	(239.6%)
Equity in earnings of real estate ventures	1,340	1,355	(15)	(1.1%)	3,566	1,960	1,606	81.9%
Total other income (expense)	$(12,220)	$(12,191)	$(29)	0.1%	$(34,412)	$(25,076)	$(9,336)	37.2%

Interest Expense—The decrease in interest expense in the three months ended September 30, 2006 was due to the repayment of the $100  bridge loan that was outstanding in 2005. The increase in interest expense for the nine months ended September 30, 2006 consists of $9,564 associated with the acquisition of the 61 wholly-owned SUSA properties, $934 associated with the acquisition of additional acquisition properties in 2005 and 2006, $932 associated with borrowings on the line of credit and other corporate borrowings, offset by a $1,552 decrease in interest related to repayments of mortgage debt.

Interest Income—The decrease in interest income for the three and nine months ended September 30, 2006 when compared to September 30, 2005 was primarily the result of the decreasing amount outstanding of notes receivable that we acquired in connection with the Storage USA acquisition. The balance on these loans has been paid down from approximately $38.0  at September 30, 2005 to approximately $2  at September 30, 2006.

Minority Interest—Operating Partnership—Income/loss allocated to the Operating Partnership represents 6.63% and 6.71% and 8.13% and 8.15% of the net income/loss before minority interest for the three and nine months ended September 30, 2006 and 2005, respectively.

Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures for the nine months ended September 30, 2006 is due primarily to our purchase of new equity interests in joint ventures. As a result of the Storage USA acquisition we own joint venture interests in an additional 336 new properties.

FUNDS FROM OPERATIONS

Funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net loss and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings because net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. We believe that the values of real estate assets fluctuate due to market conditions and FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income (loss) and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to net cash flow from operating activities as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets forth the calculation of FFO (dollars are in thousands, except for share data):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income (loss)	$4,307	$(2,859)	$8,137	$(4,719)

Plus:
Real estate depreciation	6,945	6,286	20,066	13,952
Amortization of intangibles	1,944	3,199	6,448	7,235
Joint venture real estate depreciation	1,144	890	3,600	1,088
Income allocated to operating partnership minority interest	306	—	585	—
Less:
Loss allocated to Operating Partnership minority interest	—	(253)	—	(419)

Funds from operations	$14,646	$7,263	$38,836	$17,137

Weighted average number of shares - basic
Common stock (excluding restricted shares)	52,501,864	37,465,700	51,929,336	33,544,089
OP units	3,737,579	3,905,225	3,796,384	3,121,775
Total	56,239,443	41,370,925	55,725,720	36,665,864

Weighted average number of shares - diluted
Common stock	53,335,259	37,465,700	52,453,780	33,544,089
OP units	3,737,579	3,905,225	3,796,384	3,121,775
Total	57,072,838	41,370,925	56,250,164	36,665,864

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

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change
Same-store rental revenues	$21,607	$20,172	7.1%	$62,514	$58,547	6.8%
Same-store operating expenses	7,406	6,862	7.9%	21,771	20,562	5.9%
Same-store net operating income	14,201	13,310	6.7%	40,743	37,985	7.3%

Non same-store rental revenues	23,075	16,073	43.6%	63,363	23,739	166.9%
Non same-store operating expenses	9,207	6,504	41.6%	24,832	10,723	131.6%

Total rental revenues	44,682	36,245	23.3%	125,877	82,286	53.0%
Total operating expenses	16,613	13,366	24.3%	46,603	31,285	49.0%

Same-store square foot occupancy as of quarter end	88.4%	86.3%		88.4%	86.3%

Properties included in same-store	103	103		103	103

The increase in same-store rental revenues for the three and nine months ended September 30, 2006 was due to increased rental rates and increased occupancy. The increase in same-store operating expenses was primarily due to an increase in property taxes and utilities.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

As described in the notes to our unaudited Condensed Consolidated Financial Statements, upon the achievement of certain levels of net operating income with respect to 14 of our pre-stabilized properties, our contingent conversion shares (“CCS”) and our Operating Partnership’s contingent conversion units (“CCU”) will convert into additional shares of common stock and Operating Partnership units, respectively. As of September 30, 2006, there have been no conversion of CCS/CCUs as these properties have not achieved the requisite level of net operating income. The table below outlines the performance of the properties for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2006	2005	Change	2006	2005	Change
CCS/CCU rental revenues	$2,776	$2,225	24.8%	$7,742	$6,050	28.0%
CCS/CCU operating expenses	1,540	1,489	3.4%	4,195	4,109	2.1%
CCS/CCU net operating income	1,236	736	67.9%	3,547	1,941	82.7%

Non CCS/CCU rental revenues	41,906	34,020	23.2%	118,135	76,236	55.0%
Non CCS/CCU operating expenses	15,073	11,877	26.9%	42,408	27,176	56.0%

Total rental revenues	44,682	36,245	23.3%	125,877	82,286	53.0%
Total operating expenses	16,613	13,366	24.3%	46,603	31,285	49.0%

CCS/CCU square foot occupancy as of quarter end	75.3%	70.3%		75.3%	70.3%

Properties included in CCS/CCU	14	14		14	14

The increase in CCS/CCU rental revenues was primarily due to increased rental rates and increased occupancy. The increase in CCS/CCU operating expenses was primarily due to an increase in property taxes and repairs and maintenance.

CASH FLOWS

Cash flows provided by (used in) operating activities were $60,716 and ($12,663), respectively, for the nine months ended September 30, 2006 and 2005. The increase in cash provided by operating activities was due to the addition of new properties through the Storage USA acquisition and other acquisitions.  The Company has received payments in 2006 on advances to affiliated properties for funds that were advanced in 2005.  There have also been lower cash funding requirements relating to our lease-up properties as occupancy has increased.

Cash used in investing activities was ($158,146) and ($618,076), respectively, for the nine months ended September 30, 2006 and 2005. The decrease is primarily the result of the SUSA acquisition in 2005 offset by increased acquisition and development in 2006.

Cash provided by financing activities was $220,463 and $613,503 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 financing activities consisted primarily of additional net borrowings of $63,014 offset by $35,407 paid in dividends.  During 2006, the Company issued 12.1 million shares of its common stock for net proceeds of $194,901.  The 2005 financing activities consisted primarily of additional net borrowings of $557,739 offset by $22,808 paid in dividends. During 2005, the Company issued 6.2 million shares of its common stock for net proceeds of $81.3 million.

OPERATIONAL SUMMARY

For the three and nine months ended September 30, 2006, we continued our same-store, year-on-year property revenue growth with revenue increases of 7.1% and 6.7%, respectively, compared to the same periods in 2005. Occupancy at our stabilized properties increased on a year-on-year basis, reaching 86.7% as of September 30, 2006 compared to 84.8% as of September 30, 2005.

Property revenue growth was evident in the majority of  markets in which we operate. The increase in property revenue is the result of gains in occupancy and increases in rental rates to both new and existing customers. Discounting continued to be higher on a year on year basis.

Property expenses increased primarily as a result of increases in property taxes and utilities. Property tax increases are the result of re-assessments on properties that we have acquired and other annual tax re-assessments.  Utility increases were seen in most regions of the country, and in particular, the northeast.

OUTLOOK

The continued increases in same-store revenue is positive, though there can be no assurance that increases will continue. We expect a continued positive operating climate for self-storage operators, particularly for those with well-located, visible, and efficiently managed self-storage properties. We are continually seeking to drive revenue growth by actively managing both pricing and promotional strategies through our revenue management team and utilizing the yield management features of our technology system. In-house training and operational initiatives and marketing promotions continue to be implemented which also provide support for increased revenue at the store level.

We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. We expect competitors in the industry to continue aggressive promotional campaigns that may inhibit our ability to control discounts at certain properties in certain markets, especially at our properties in the lease-up phase.

REVENUE OUTLOOK

We believe that positive demand for self storage will continue and that our pricing and discount strategies position us well to increase revenues for the remainder of 2006 as compared to 2005. Insurance revenues are lower than forecasted as a result of lower penetration rates. Marketing programs and operational initiatives are currently being implemented that should have a positive effect on insurance penetration rates in the future.

Our revenue management strategy is to achieve a combination of the highest sustainable levels of both occupancy and rental rates to increase overall revenues. We will continue to selectively discount certain markets, sites and units based on occupancy, availability, and competitive parameters that are controlled by the revenue management team through our technology solutions. Total discounts have been higher than in previous periods and higher than budgeted levels.  Discounting strategies are being modified over time by conducting various discounting tests across the Company’s portfolio. We believe that the knowledge gleaned from these tests will be useful in building a disciplined, systematic and proactive approach that will have a continued positive effect on the maximization of revenue at our facilities.

With our enhanced size and scale, promotional opportunities such as radio and television advertising become more cost effective. A recent test of television advertising in selected markets in the eastern U.S. proved successful and the Company is currently formulating an ongoing television advertising strategy.  We will continue to seek to more efficiently utilize our marketing expenditures by testing new approaches that drive traffic to the store level at the lowest possible cost and highest effectiveness. We believe that traditional self-storage marketing approaches such as yellow pages and newspaper advertisements are high cost and low return communication tools and we are redistributing dollars to marketing channels, such as the internet, that we believe will provide a higher return at a lower cost.

EXPENSE OUTLOOK

Property taxes and utilities were the main components of our increased operating expenses in the three and nine months ended September 30, 2006 compared to the same period in the prior year. Certain of our properties will continue to receive property tax re-assessment and our utility expenses will likely continue to exceed prior years; however, we believe that the overall property expenses for the remainder of the year will be in-line with budgeted levels. In addition, the acquisition of Storage USA provides us with additional buying power for yellow pages and other advertising that we believe could lead to expense efficiencies in the future.

Included in our general and administrative expenses for the three and nine months ended September 30, 2006 is $361 and $1,377, respectively, of compensation expense relating to stock options and stock grants upon adoption of SFAS 123R. We estimate that we will continue to recognize expenses relating to options and grants at a rate similar to the amount incurred during the nine months ended September 30, 2006.

We believe that we currently have the personnel in place required to operate and grow our existing business. We do not foresee significant increases to our general and administrative expenses in future periods unless we experience significant growth or other unforeseen events that necessitate the need to increase our current levels of staffing.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $151,686 available in cash and cash equivalents. We will be required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. We intend to use this cash to purchase additional self-storage properties and fund other working capital needs during the fourth quarter of 2006. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

During September 2004, we, as guarantor, and our Operating Partnership entered into a $100 million revolving line of credit (“Credit Facility”), which includes a $10 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of September 30, 2006, the Credit Facility had approximately $81 million of available borrowings based on the assets collateralizing the Credit Facility. As of September 30, 2006, we had $0 outstanding under the Credit Facility.

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

As of September 30, 2006, we had approximately $945.2 million of debt, resulting in a debt to total capitalization ratio of 38.9%. As of September 30, 2006, the ratio of total fixed rate debt and other instruments to total debt was 91.4%. The weighted average interest rate of the total of fixed and variable rate debt at September 30, 2006 was 5.5%.

Real estate assets are pledged as collateral for our debt.  We are subject to certain restrictive convenants relating to our outstanding debt.  We were in compliance with all convenants at September 30, 2006.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2006:

	Payments due by Period:
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$42,159	$4,494	$8,609	$7,983	$21,073
Notes payable, notes payable to trusts and line of credit
Interest	273,339	51,432	97,181	53,689	71,037
Principal	945,194	9,488	298,715	301,497	335,494
Total contractual obligations	$1,260,692	$65,414	$404,505	$363,169	$427,604

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

As of September 30, 2006, we had $945.2 million in total debt of which $81.5 million was subject to variable interest rates (including the $61.8 million on which we have the reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.8 million annually.

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

The fair value of fixed rate notes payable and notes payable to trusts at September 30, 2006 was $838.4 million. The carrying value of these fixed rate notes payable at September 30, 2006 was $863.7 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2006, the Company acquired one self-storage facility located in Rockville, Maryland from a franchisee for cash of $13,094, assumed net assets of $116 and 182,828 Operating Partnership units valued at $3,130.  The units were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  Subject to certain lock-up periods and adjustments, the units are generally exchangeable into common stock of the Company on a one-for-one basis or an equivalent amount of cash, at the option of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 9, 2006	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)