Form 10-K
period 2006-12-31
Extra Space Storage Inc.
filed 2007-02-28
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number: 001-32269

EXTRA SPACE STORAGE INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1076777
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $752,502,827 based upon the closing price on the New York Stock Exchange on June 30, 2006, the last business day of the registrant’s most recently compeleted second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 15, 2007 was 64,242,922.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXTRA SPACE STORAGE INC.
Table of Contents

Explanatory Note

The financial statements covered in this report for the period from January 1, 2004 to August 16, 2004 contain the results of operations and financial condition of Extra Space Storage LLC and its subsidiaries, the predecessor to Extra Space Storage Inc. and its subsidiaries, prior to the consummation of Extra Space Storage Inc.’s initial public offering on August 17, 2004, and various formation transactions. In addition, the financial statements covered in this report contain the results of operations and financial condition of Extra Space Storage Inc. for the period from August 17, 2004 to December 31, 2006. Amounts are in thousands (except per share data and unless otherwise stated).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part I. Item 1A. Risk Factors” below. Such factors include, but are not limited to:

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our securities.

We disclaim any duty or obligation to update or revise any forward-looking statements set forth in this Annual Report on Form 10-K to reflect new information, future events or otherwise.

PART I

Item 1.                        Business

General

Extra Space Storage Inc. (“we,” “our,” “us” or the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) formed as a Maryland corporation on April 30, 2004 to own, operate, acquire, develop and redevelop professionally managed self-storage facilities. We closed our initial public offering (“IPO”) on August 17, 2004. Our common stock is traded on the New York Stock Exchange under the symbol “EXR.”

We were formed to continue the business of Extra Space Storage LLC and its subsidiaries (the “Predecessor”), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2006, we held ownership interests in 567 properties located in 32 states and Washington, D.C. with an aggregate of approximately 41 million square feet of net rentable space and greater than 280,000 customers. Of these 567 properties, 219 are wholly-owned, and 348 are owned in joint-venture partnerships. An additional 74 properties are owned by franchisees or third parties and operated by us in exchange for a management fee, bringing total properties which we own and/or manage to 641.

We operate in two distinct segments: (1) property management and development and (2) rental operations. Our property management and development activities include acquiring, managing, developing and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities.

Substantially all of our business is conducted through Extra Space Storage LP (the “Operating Partnership”), and through our wholly-owned Massachusetts business trust subsidiaries. Our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To the extent we continue to qualify as a REIT we will not be subject to tax, with certain exceptions, on our net taxable income that is distributed to our stockholders.

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.extraspace.com, or by contacting our Secretary at our principal offices, which are located at 2795 Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, telephone number (801) 562-5556.

Management

Members of our executive management team have significant experience in all aspects of the self-storage industry, and have an average of more than ten years of industry experience. The senior management team has collectively acquired and/or developed more than 675 properties during the past 25 years for the Company, the Predecessor and other entities. Kenneth M. Woolley, Chairman and Chief Executive Officer, and Richard S. Tanner, Senior Vice President Development, have worked in the self-storage industry since 1977 and led some of the earliest self-storage facility development projects in the United States.

The remainder of our executive management team and their years of industry experience are as follows: Kent Christensen, Executive Vice President and Chief Financial Officer, 9 years; Charles Allen, Executive Vice President and Chief Legal Officer, 9 years; and Karl Haas, Executive Vice President and Chief Operating Officer, 19 years.

Members of the executive management team have guided the Company through substantial growth, developing and acquiring over $2.9 billion in assets since 1996. This growth has been funded through equity offerings and more than $2.0 billion in private equity capital since 1998. This private equity capital has come primarily from sophisticated, high net-worth individuals and institutional investors such as affiliates of Prudential Financial, Inc. and Fidelity Investments.

Our executive management and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 4.4 million shares or 6.8% of our outstanding common stock as of February 15, 2007.

Industry & Competition

Self-storage facilities refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self-storage offers a cost-effective and flexible storage alternative. Tenants rent fully enclosed spaces that can vary in size according to their specific needs and to which they have unlimited, exclusive access. Tenants have responsibility for moving their items into and out of their units. Self-storage unit sizes typically range from five feet by five feet to 20 feet by 20 feet, with an interior height of eight to 12 feet. Properties generally have on-site managers who supervise and run the day-to-day operations, providing tenants with assistance as needed.

Self-storage provides a convenient way for individuals and businesses to store their possessions, due to life-changes, or simply because of a need for storage space. The mix of residential tenants using a self-storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or others who are not yet settled into a permanent residence.

Items that residential tenants place in self-storage properties range from cars, boats and recreational vehicles, to furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records, extra inventory or storage for seasonal goods.

Our research has shown that tenants choose a self-storage property based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for a self-storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to successfully secure rentals. Although most self-storage properties are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.

There are seasonal fluctuations in occupancy rates for self-storage properties. Based on our experience, generally, there is increased leasing activity at self-storage properties during the summer months due to the higher number of people who relocate during this period. The highest level of occupancy is typically at the end of July, while the lowest level of occupancy is seen in late February and early March.

Since inception in the early 1970’s the self-storage industry has experienced significant growth. In the past ten years, there has been even greater growth. According to the Self-Storage Almanac (the “Almanac”), in 1996 there were only 25,180 self-storage properties in the United States, with an average occupancy rate of 88.5% of net rentable square feet compared to 42,976 self-storage properties in 2006 with an average occupancy rate of 83.0 % of net rentable square feet. As population densities have increased in the United States, there has been an increase in self-storage awareness and corresponding development, which we expect will continue in the future.

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

We have encountered competition when we seek to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will continue to be a challenge for the Company’s growth strategy.

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

The industry is also characterized by fragmented ownership. According to the 2007 Almanac, the top ten self-storage companies in the United States owned approximately 11.6% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 15.5% of the total U.S. properties. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe we are well positioned to be able to compete for acquisitions given our enhanced ability to access capital as a public company and our historical reputation for closing deals.

After our acquisition of the Storage USA properties on July 14, 2005, we became the second largest self-storage operator in the United States. We are now one of four public self-storage REITS along with Public Storage Inc. (NYSE: PSA), Sovran Self-Storage, Inc. (NYSE: SSS), and U-Store-It Inc. (NYSE: YSI).

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

•       Develop new self-storage properties.   We have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline through 2009 includes 27 projects. The majority of the projects will be developed on a wholly-owned basis by the Company.

•       Expand our management business.   We see the management business as a future acquisition pipeline and expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Twelve of our 2006 acquisitions came from this channel.

Financing of Our Growth Strategies

•       Acquisition and Development Financing

We, as guarantor, and our Operating Partnership currently have a $100 million revolving line of credit (the “credit facility”) that is collateralized by our self-storage properties. As of December 31, 2006, the credit facility had approximately $81.0 million of available capacity based on the assets collateralizing the credit facility. We expect to maintain a flexible approach in financing new property acquisitions. We plan to finance future acquisitions through a combination of borrowings under the credit facility, traditional secured mortgage financing and additional equity offerings.

•       Development Joint Venture Financing

We own 338 of our stabilized properties and 10 of our lease-up properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we typically maintain the right to receive between 17.0% and 50.0% of the available cash flow from operations after our joint venture partners have received a predetermined return, and between 17.0% and 50.0% of the available cash flow from capital transactions after our joint venture partners have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

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

Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws also exist that may require modifications to the properties, or restrict further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, thereby requiring substantial capital expenditures. To the extent our properties are not in compliance, we are likely to incur additional costs to comply with the ADA.

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

Employees

As of February 15, 2007, we had 1,835 employees and believe our relationship with our employees to be good. Our employees are not represented by a collective bargaining agreement.

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

A key component of our growth strategy is exploring new asset development and redevelopment opportunities through strategic joint ventures and on a wholly-owned basis. To the extent that we engage in these development and redevelopment activities, they will be subject to the following risks normally associated with these projects:

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

We rely on the investments of our joint venture partners for funding our development and redevelopment projects. If our reputation in the self-storage industry changes or the number of investors considering us an attractive strategic partner is otherwise reduced, our ability to develop or redevelop properties could be affected, which would limit our growth.

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

In addition, strategic decisions by us, such as acquisitions, may adversely affect the price of our securities.

We may not be successful in integrating and operating acquired properties.

We expect to make future acquisitions of self-storage properties. If we acquire any self-storage properties, we will be required to integrate them into our existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management’s attention away from day-to-day operations, which could impair our results of operations as a whole.

We depend upon our on-site personnel to maximize tenant satisfaction at each of our properties, and any difficulties we encounter in hiring, training and maintaining skilled field personnel may harm our operating performance.

We had 1,618 field personnel as of February 15, 2007 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site’s ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

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

Costs resulting from changes in real estate tax laws generally are not passed through to tenants directly and will affect us. Increases in income, property or other taxes generally are not passed through to tenants under leases and may reduce our net income, funds from operations (“FFO”), cash flow, financial condition, ability to pay or refinance our debt obligations, ability to make distributions to stockholders, and the trading price of our securities. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could similarly adversely affect our business and results of operations.

We do not always obtain independent appraisals of our properties, and thus the consideration paid for these properties may exceed the value that may be indicated by third-party appraisals.

We do not always obtain third-party appraisals in connection with our acquisition of properties and the consideration being paid by us in exchange for those properties may exceed the value as determined by third-party appraisals. In such cases, the terms of any agreements and the valuation methods used to determine the value of the properties were determined by our senior management team.

Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations.

Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

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

Our operating results are dependent upon our ability to maximize occupancy levels and rental rates in our self-storage properties. Adverse economic or other conditions in the markets in which we operate may lower our occupancy levels and limit our ability to increase rents or require us to offer rental discounts. If our properties fail to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, FFO, cash flow, financial condition, ability to make distributions to stockholders and trading price of our securities could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

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

•       increased operating costs, including need for capital improvements, insurance premiums, real estate taxes and utilities;

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

Because we are structured as an UPREIT, we are a more attractive acquirer of properties to tax-motivated sellers than our competitors that are not structured as UPREITs. However, if other self-storage companies restructure their holdings to become UPREITs, this competitive advantage will disappear. In addition, new legislation may be enacted or new interpretations of existing legislation may be issued by the Internal Revenue Service (“IRS”), or the U.S. Treasury Department that could affect the attractiveness of our UPREIT structure so that it may no longer assist us in competing for acquisitions.

Tax indemnification obligations may require the Operating Partnership to maintain certain debt levels.

In connection with the formation transactions entered into prior to our IPO in 2004, we agreed to make available to each of Kenneth M. Woolley, our Chairman and Chief Executive Officer, Richard S. Tanner, our Senior Vice President, Development, and other third parties, the following tax protections: for nine years, with a three-year extension if the applicable party continues to own at least 50% of the OP units received by it in the formation transactions at the expiration of the initial nine-year period, the opportunity to (1) guarantee debt or (2) enter into a special loss allocation and deficit restoration obligation, in an aggregate amount, with respect to the foregoing contributors, of at least $60.0 million. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions. These obligations may require us to maintain certain indebtedness that we would not otherwise require for our business.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority.

As of December 31, 2006, we held interests in 348 properties through joint ventures. All of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

Kenneth M. Woolley, our Chairman and Chief Executive Officer, Spencer F. Kirk, one of our directors, Richard S. Tanner, Senior Vice President, Development, Kent W. Christensen, Executive Vice President and Chief Financial Officer, and Charles L. Allen, Executive Vice President and Chief Legal Officer, members of our senior management team, have outside business interests which could divert their time and attention away from us, which could harm our business.

Kenneth M. Woolley, our Chairman and Chief Executive Officer, as well as one of our directors and certain other members of our senior management team, have outside business interests. These business interests include the ownership of a self-storage property located in Pico Rivera, California, which as of December 31, 2006 was in lease-up, and the ownership of Extra Space Development LLC. Other than this property and Extra Space Development, LLC, the members of our senior management are not currently engaged in any other self-storage activities outside the Company. In addition, Mr. Woolley’s employment agreement includes an exception to his non-competition covenant pursuant to which he is permitted to devote a portion of his time to the management and operations of Nevada West Development, LLC (formerly known as RMI Development, LLC), a multi-family business in which he has a majority ownership. Although Mr. Woolley’s employment agreement requires that he devote substantially his full business time and attention to us, this agreement also permits him to devote time to his outside business interests. These outside business interests could interfere with his ability to devote time to our business and affairs and as a result, our business could be harmed.

Conflicts of interest could arise as a result of our relationship with our Operating Partnership.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, and our Operating Partnership or any partner thereof. Our directors and officers have duties to our Company under applicable Maryland law in connection with their management of our Company. At the same time, we, through our wholly-owned subsidiary, have fiduciary duties, as a general partner, to our Operating Partnership and to the limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties, through our wholly-owned subsidiary, as a general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our Company. The partnership agreement of our Operating Partnership does not require us to resolve such conflicts in favor of either our Company or the limited partners in our Operating Partnership.

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

Additionally, the partnership agreement expressly limits our liability by providing that neither we, our direct wholly-owned Massachusetts business trust subsidiary, as the general partner of the Operating Partnership, nor any of our or their trustees, directors or officers, will be liable or accountable in damages to our Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if we, or such trustee, director or officer, acted in good faith. In addition, our Operating Partnership is required to indemnify us, our affiliates and each of our respective trustees, officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that our Operating Partnership will not indemnify for (1) willful misconduct or a knowing violation of the law, (2) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

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

Our management’s ownership of contingent conversion shares, or CCSs, and contingent conversion units, or CCUs, may cause them to devote a disproportionate amount of time to the performance of the related 14 wholly-owned early-stage lease-up properties, which could cause our overall operating performance to suffer.

In connection with our IPO, we issued to certain contributors, which included certain members of our senior management, CCSs and/or a combination of OP units and CCUs. The terms of the CCSs and CCUs provide that they will convert into our common stock and OP units, respectively, only if the relevant 14 lease-up properties identified at the time of the IPO achieve specified performance thresholds prior to December 31, 2008. As a result, our directors and officers who own CCSs and CCUs may have an incentive to devote a disproportionately large amount of their time and attention to these properties in comparison with our remaining properties, which could harm our operating results.

We may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of our officers.

Kenneth M. Woolley, our Chairman and Chief Executive Officer, Spencer F. Kirk, who serves as director, Kent W. Christensen, Executive Vice President and Chief Financial Officer, Charles L. Allen, Executive Vice President and Chief Legal Officer, and Richard S. Tanner, Senior Vice President, Development had direct or indirect ownership interests in certain properties that were contributed to our Operating Partnership in the formation transactions. Following the completion of the formation transactions, we, under the agreements relating to the contribution of such interests, became entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. In addition, Kenneth M. Woolley’s employment agreement includes an exception to his non-

competition covenant pursuant to which he is permitted to devote time to the management and operations of Nevada West Development, LLC (formerly known as RMI Development, LLC), a multi-family business. None of these contribution and non-competition agreements was negotiated at an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and non-competition agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

Certain provisions of Maryland law and our organizational documents, including the stock ownership limit imposed by our charter, may inhibit market activity in our stock and could prevent or delay a change in control transaction.

Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock or 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership could jeopardize our qualification as a REIT. These restrictions on ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our securities or otherwise be in the best interests of our stockholders. Different ownership limits apply to the family of Kenneth M. Woolley, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing and Spencer F. Kirk, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing and certain designated investment entities (as defined in our charter).

Our board of directors has the power to issue additional shares of our stock in a manner that may not be in the best interest of our stockholders.

Our charter authorizes our board of directors to issue additional authorized but unissued shares of common stock or preferred stock and to increase the aggregate number of authorized shares or the number of shares of any class or series without stockholder approval. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors could issue additional shares of our common stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our securities or otherwise not be in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

To the extent our distributions represent a return of capital for U.S. federal income tax purposes, our stockholders could recognize an increased capital gain upon a subsequent sale of common stock.

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his, her, or its common stock, but instead will constitute a return of capital and will reduce such adjusted basis. If distributions result in a reduction of a stockholder’s adjusted basis in such holder’s common stock, subsequent sales of such holder’s common stock will result in recognition of an increased capital gain or realized capital loss due to the reduction in such adjusted basis.

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

To the extent that the investing public has a negative perception of the self-storage industry, the value of our securities may be negatively impacted, which could result in our securities trading below the inherent value of our assets.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, per share trading price of our securities and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be adversely affected.

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

As of December 31, 2006, we had approximately $948.2 million of outstanding indebtedness. We expect to incur additional debt in connection with future acquisitions. We may borrow under our line of credit or borrow new funds to acquire these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds to make distributions required to maintain our qualification as a REIT or to meet our expected distributions.

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

As of December 31, 2006 we had approximately $948.2 million of debt outstanding, of which approximately $85.1 million, or 9.0% was subject to variable interest rates (including $61.8 million on which we had a reverse interest rate swap). This variable rate debt had a weighted average interest rate of approximately 6.6% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The maximum U.S. federal income tax rate for dividends paid by domestic corporations to individual U.S. stockholders is 15% (through 2008). Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our securities.

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

We operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution for each of the years involved because:

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

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. individual stockholders would be taxed on our dividends at capital gains rates, and our U.S. corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value of our securities.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and sources of our gross income. Our ability to satisfy the asset tests depends upon our analysis of the fair market value of our assets, some of which are not susceptible to precise determination, and for which we will not obtain independent appraisals. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

We will pay some taxes.

Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages self-storage properties for our joint venture properties and properties owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a “taxable REIT subsidiary” of our Company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. To the extent that we are or our taxable REIT subsidiary is required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of December 31, 2006, we owned or had ownership interests in 567 self-storage properties located in 32 states and Washington, D.C. Of these properties, 219 are wholly-owned and 348 are held in joint ventures. In addition, we managed an additional 74 properties for franchisees or third parties bringing the total numbers of properties which we own and/or manage to 641. We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites. As of December 31, 2006, we owned or had ownership interest in approximately 41 million square feet of space configured in approximately 380,000 separate storage units. Approximately 70% of our properties are clustered around the larger population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. The Storage USA acquisition has given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate or has been open for three years.

As of December 31, 2006, greater than 100,000 tenants were leasing storage units at our 219 wholly-owned properties, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2006, the median length of stay was approximately eleven months.

Our property portfolio is a made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of December 31, 2006 and 2005. The information as of December 31, 2005 is on a pro forma basis as though all the properties owned at December 31, 2006 were under our control as of December 31, 2005.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2006(1)	Number of Units as of December 31, 2005	Net Rentable Square Feet as of December 31, 2006(2)	Net Rentable Square Feet as of December 31, 2005	Square Foot Occupancy % December 31, 2006	Square Foot Occupancy % December 31, 2005
Wholly-Owned Properties
Arizona	3	1,691	1,674	224,435	218,105	91.9%	97.2%
California	30	19,659	19,708	2,136,868	2,134,583	86.9%	86.2%
Colorado	5	2,393	2,408	301,591	301,581	85.9%	82.1%
Florida	25	16,840	16,644	1,789,677	1,776,185	84.9%	92.7%
Georgia	9	5,004	5,012	649,758	645,864	87.4%	85.7%
Illinois	3	2,123	2,144	195,324	197,197	84.3%	77.2%
Kansas	1	502	504	49,940	50,225	89.4%	79.4%
Kentucky	3	1,578	1,567	194,351	194,340	83.1%	88.0%
Louisiana	2	1,413	1,411	147,990	147,900	92.6%	97.4%
Maryland	6	5,430	5,475	573,157	583,504	83.5%	81.6%
Massachusetts	22	12,091	12,014	1,316,372	1,271,915	82.6%	83.6%
Michigan	2	1,046	1,042	134,722	134,912	80.5%	74.2%
Missouri	3	1,349	1,340	169,067	167,487	83.2%	75.9%
Nevada	1	464	462	56,800	56,500	72.4%	95.2%
New Hampshire	2	1,006	1,015	125,609	117,268	81.6%	78.8%
New Jersey	20	16,366	16,369	1,596,993	1,592,351	85.2%	83.9%
New York	6	6,053	6,054	388,074	391,067	79.7%	80.9%
Ohio	4	2,042	2,070	275,291	276,670	83.2%	79.3%
Oregon	1	767	764	103,610	103,690	86.6%	84.4%
Pennsylvania	8	6,134	6,053	641,922	627,975	82.9%	77.3%
Rhode Island	1	730	726	75,241	75,836	85.5%	89.2%
South Carolina	4	2,068	2,082	245,734	246,819	89.0%	89.5%
Tennessee	5	3,146	3,129	409,567	407,942	87.6%	87.7%
Texas	19	11,963	11,956	1,343,041	1,326,637	84.3%	83.6%
Utah	3	1,531	1,523	210,350	210,000	91.3%	88.5%
Virginia	2	1,219	1,220	125,458	126,094	84.1%	84.9%
Washington	3	2,030	2,020	244,595	242,525	93.9%	83.2%
Total Wholly-Owned Stabilized	193	126,638	126,386	13,725,537	13,625,172	85.2%	85.2%
Properties Held in Joint-Ventures
Alabama	4	2,329	2,317	281,788	282,330	83.6%	82.4%
Arizona	12	7,465	7,426	805,981	806,392	92.0%	91.9%
California	72	51,864	52,118	5,315,479	5,332,177	86.6%	87.1%
Colorado	3	1,908	1,906	215,913	216,057	81.3%	79.1%
Connecticut	9	6,509	6,530	750,984	755,159	78.0%	74.3%
Delaware	1	589	589	71,655	71,655	87.5%	85.6%
Florida	24	20,347	20,399	2,081,555	2,059,561	85.0%	88.9%
Georgia	3	1,918	1,918	251,510	251,772	78.5%	77.5%
Illinois	5	3,356	3,329	360,937	363,437	75.6%	70.8%
Indiana	9	3,733	3,739	498,278	470,291	80.6%	81.0%
Kansas	3	1,214	1,208	164,200	164,350	85.0%	78.9%
Kentucky	4	2,276	2,254	268,339	266,377	82.6%	78.3%
Maryland	14	10,923	10,931	1,076,932	1,077,181	82.8%	81.3%
Massachusetts	17	9,238	9,281	1,050,215	1,053,174	81.1%	78.5%
Michigan	10	5,957	5,957	783,032	786,087	78.0%	73.9%
Missouri	5	2,763	2,755	324,130	323,765	81.2%	79.7%
Nevada	7	4,642	4,627	620,698	622,937	88.4%	88.5%
New Hampshire	3	1,323	1,330	137,754	138,779	83.6%	86.0%
New Jersey	18	13,154	13,127	1,387,611	1,307,315	85.8%	85.3%
New Mexico	9	4,728	4,473	529,414	517,481	83.9%	86.2%
New York	21	23,523	23,594	1,741,150	1,737,879	83.6%	80.8%
Ohio	12	5,570	5,588	825,812	829,479	85.1%	76.4%
Oregon	2	1,289	1,279	137,140	136,400	92.5%	87.0%
Pennsylvania	10	6,823	6,814	732,970	728,830	83.3%	78.7%

Rhode Island	1	611	611	73,905	74,005	69.2%	58.4%
Tennessee	23	12,194	12,180	1,585,453	1,588,078	85.2%	82.2%
Texas	19	12,670	12,649	1,603,935	1,600,432	76.9%	76.2%
Utah	1	520	519	59,400	59,400	89.4%	78.8%
Virginia	15	10,387	10,359	1,106,646	1,107,681	80.9%	80.1%
Washington	1	551	551	62,730	62,730	82.2%	92.7%
Washington, D.C.	1	1,536	1,536	101,990	105,592	86.6%	78.3%
Total Stabilized Joint-Ventures	338	231,910	231,894	25,007,536	24,896,783	83.8%	82.6%
Properties Managed
California	3	2,176	2,179	275,910	271,530	81.1%	81.9%
Colorado	1	513	520	56,240	56,240	82.9%	87.3%
Florida	3	1,439	1,442	133,860	134,703	90.1%	90.3%
Illinois	1	763	762	108,590	108,690	85.8%	83.2%
Maryland	6	3,930	3,939	432,174	431,034	84.3%	83.8%
Nevada	3	3,387	3,332	257,533	252,653	83.6%	83.3%
New Jersey	2	1,093	1,079	131,492	131,092	87.3%	88.5%
New Mexico	2	1,585	1,587	171,555	170,955	89.2%	95.1%
New York	2	1,792	1,701	122,835	112,375	73.9%	84.1%
Pennsylvania	1	440	441	61,235	61,410	78.8%	74.4%
Tennessee	3	1,278	1,277	196,615	192,240	86.0%	81.9%
Texas	1	586	586	66,601	64,441	87.6%	90.4%
Utah	2	1,162	1,160	183,720	180,130	96.3%	88.2%
Virginia	2	1,433	1,430	136,737	146,457	76.8%	67.8%
Washington, D.C.	2	1,256	1,256	111,809	111,849	82.5%	79.1%
Total Stabilized Managed Properties	34	22,833	22,691	2,446,906	2,425,799	84.7%	83.9%
Total Stabilized	565	381,381	380,971	41,179,979	40,947,754	84.3%	83.5%

(1)          Represents unit count as of December 31, 2006, which may differ from December 31, 2005 unit count due to unit conversions or expansions.

(2)          Represents net rentable square feet as of December 31, 2006, which may differ from December 31, 2005 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of December 31, 2006 and 2005. The information as of December 31, 2005 is on a pro forma basis as though all the properties owned at December 31, 2006 were under our control as of December 31, 2005.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2006(1)	Number of Units as of December 31, 2005	Net Rentable Square Feet as of December 31, 2006(2)	Net Rentable Square Feet as of December 31, 2005	Square Foot Occupancy % December 31, 2006	Square Foot Occupancy % December 31, 2005
Wholly-Owned Properties
Arizona	1	599	—	67,375	—	55.8%	0.0%
California	4	2,830	2,166	346,455	226,688	68.6%	63.5%
Colorado	1	360	368	58,928	60,441	71.8%	47.8%
Connecticut	2	1,357	1,364	122,990	123,465	77.6%	62.5%
Florida	2	1,041	1,010	129,890	127,540	81.6%	76.7%
Illinois	2	1,137	1,141	144,570	144,965	75.5%	65.8%
Massachusetts	6	4,296	3,328	407,332	321,335	58.8%	66.1%
Nevada	1	776	796	74,135	75,385	93.0%	77.0%
New Jersey	3	2,487	2,411	237,875	222,985	79.5%	76.9%
New York	1	903	912	67,360	68,920	80.3%	69.2%
Pennsylvania	1	424	425	47,160	47,680	65.3%	53.0%
Virginia	1	728	727	75,451	75,700	81.2%	70.9%
Washington	1	527	539	61,250	61,250	83.5%	53.0%
Total Wholly-Owned Lease-up	26	17,465	15,187	1,840,771	1,556,354	71.9%	67.1%
Properties Held in Joint-Ventures
Illinois	2	1,627	689	146,388	74,345	54.1%	55.7%
Maryland	1	957	—	73,644	—	25.1%	0.0%
New Jersey	3	2,554	2,550	266,155	266,070	80.9%	72.0%
New Mexico	1	508	530	65,904	58,714	92.5%	58.1%
New York	1	620	621	64,555	64,565	86.4%	66.0%
Pennsylvania	1	764	776	76,773	76,578	82.9%	62.3%
Virginia	1	878	878	84,383	85,025	61.2%	47.7%
Total Lease-up Joint Ventures	10	7,908	6,044	777,802	625,297	70.1%	63.6%
Managed Properties
California	13	8,593	6,457	871,349	654,024	70.8%	64.1%
Connecticut	1	696	696	55,260	55,055	59.0%	43.3%
Florida	4	2,197	2,184	182,903	183,442	76.8%	56.0%
Georgia	5	2,507	2,700	300,385	300,355	76.4%	45.7%
Illinois	2	1,574	1,571	190,509	193,622	59.1%	40.6%
Indiana	1	589	604	68,690	68,740	64.9%	29.0%
Massachusetts	5	4,454	2,460	373,135	211,064	55.5%	51.3%
Maryland	3	2,031	2,003	194,381	194,810	83.2%	64.6%
New York	1	1,579	1,580	116,260	117,911	72.6%	52.9%
Rhode Island	1	504	—	55,995	—	29.1%	0.0%
Texas	3	1,729	1,681	193,539	185,747	82.1%	67.2%
Vriginia	1	682	664	74,850	74,820	75.3%	59.4%
Total Managed Lease-up	40	27,135	22,600	2,677,256	2,239,590	69.5%	55.7%
Total Lease-up Properties	76	52,508	43,831	5,295,829	4,421,241	70.4%	60.8%

(1)          Represents unit count as of December 31, 2006, which may differ from December 31, 2005 unit count due to unit conversions or expansions.

(2)          Represents net rentable square feet as of December 31, 2006, which may differ from December 31, 2005 net rentable square feet due to unit conversions or expansions.

Item 3.                        Legal Proceedings

We are involved in various litigation and legal proceedings in the ordinary course of business. We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, will have a material adverse effect on our financial condition or results of operations either individually or in the aggregate.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “EXR” since our IPO on August 17, 2004. Prior to that time there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported by the NYSE and the per share dividends declared:

		Range		Dividends
Year	Quarter	High	Low	Declared
2005	1st	$14.30	$12.55	$0.2275
	2nd	14.75	12.19	0.2275
	3rd	16.71	14.32	0.2275
	4th	15.90	13.00	0.2275
2006	1st	17.22	14.25	0.2275
	2nd	17.20	14.40	0.2275
	3rd	18.24	15.50	0.2275
	4th	19.00	16.96	0.2275

On February 15, 2007, the closing price of our common stock as reported by the NYSE was $19.84. At February 15, 2007, we had 186 holders of record of our common stock.

Holders of shares of common stock are entitled to receive distributions when declared by our board of directors out of any assets legally available for that purpose. As a REIT, we are required to distribute at least 90% of our “REIT taxable income,” which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid, to our stockholders annually in order to maintain our REIT qualification for U.S. federal income tax purposes.

Item 6.                        Selected Financial Data

The following table sets forth the selected financial data and should be read in conjunction with the Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. Dollars in thousands, except share and per share data.

	Company			Predeccessor
	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Revenues:
Property rental	$170,993	$120,640	$62,656	$33,054	$28,811
Fees and other income	26,271	14,088	3,064	2,762	2,747
Total revenues	197,264	134,728	65,720	35,816	31,558
Expenses:
Property operations	62,243	45,963	26,066	14,858	11,640
Tenant insurance	2,328	1,023	—	—	—
Unrecovered development and acquisition costs	269	302	739	4,937	1,938
General and administrative	35,600	24,081	12,465	8,297	5,916
Depreciation and amortization	37,172	31,005	15,552	6,805	5,652
Total expenses	137,612	102,374	54,822	34,897	25,146
Income before interest, loss on debt extinguishments, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets	59,652	32,354	10,898	919	6,412
Interest expense	(50,953)	(42,549)	(28,491)	(18,746)	(13,894)
Interest income	2,469	1,625	251	445	828
Loss on debt extinguishments	—	—	(3,523)	—	—
Minority interests	(985)	434	(733)	(2,701)	(3,859)
Equity in earnings of real estate ventures	4,693	3,170	1,387	1,465	971
Net income (loss) before gain on sale of real estate assets	14,876	(4,966)	(20,211)	(18,618)	(9,542)
Gain on sale of real estate assets	—	—	1,749	672	—
Net income (loss)	14,876	(4,966)	(18,462)	(17,946)	(9,542)
Preferred return on Class B, C, and E units	—	—	(5,758)	(5,336)	(4,525)
Loss on early redemption of Fidelity minority interest	—	—	(1,478)	—	—
Net income (loss) attributable to common stockholders	$14,876	$(4,966)	$(25,698)	$(23,282)	$(14,067)
Net income (loss) per common share(2)
Basic	$0.27	$(0.14)	$(1.68)	$(5.62)	$(3.84)
Diluted	$0.27	$(0.14)	$(1.68)	$(5.62)	$(3.84)
Weighted average number of shares
Basic	54,998,935	35,481,538	15,282,725	4,141,959	3,665,743
Diluted	59,291,749	35,481,538	15,282,725	4,141,959	3,665,743
Cash dividends paid per common share(1)	$0.91	$0.91	$0.34	$—	$—
Balance Sheet Data
Total Assets	$1,669,825	$1,420,192	$748,484	$383,751	$332,290
Total notes payable, notes payable to trusts and line of credit	948,174	866,783	472,977	273,808	231,025
Minority interests	35,158	36,235	21,453	22,390	22,265
Redeemable units and members’ and stockholders’ equity	$643,555	$480,128	$243,607	$21,701	$27,516
Other Data
Net cash provided by (used in) operating activities	$74,520	$14,771	$(6,158)	$(8,526)	$1,613
Net cash used in investing activities	$(239,778)	$(614,834)	$(261,298)	$(59,206)	$(69,249)
Net cash provided by financing activities	$207,406	$604,387	$280,039	$73,017	$66,863

(1)              2004 dividend based on annual dividend of $0.91 per common share

(2)              The basic income (loss) per share for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 did not include the potential effects of the contingent  conversion shares and contingent conversion units, both distributed in connection with the initial public offering, as such securities would not have participated in  earnings for these periods. These securities will not participate in distributions until they are converted. No CCSs or CCUs had been converted as of December 31, 2006.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Risk Factors.”

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

In July 2005, we, along with joint-venture partner Prudential Real Estate Investors (“PREI”), acquired Storage USA (“SUSA”) from GE Commercial Finance for approximately $2.3 billion in cash. The transaction made us the second largest operator of self-storage facilities in the United States. At December 31, 2006, we owned or managed 641 properties in 32 states and Washington, D.C. As of December 31, 2006, 219 of our properties were wholly-owned, we held joint venture interests in 348 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 74 properties that are owned by franchisees or third parties in exchange for a management fee. The properties that we own or in which we hold an ownership interest contain approximately 41 million square feet of rentable space contained in approximately 380,000 units and currently serve a customer base of greater than 280,000 tenants.

Our properties are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco. These areas all enjoy above average population growth and income levels. The clustering of our assets around these population centers, which has intensified following the SUSA acquisition, enables us to reduce our operating costs through economies of scale. We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A property is considered to be stabilized once it has achieved an 80% occupancy rate or has been open for three years.

The SUSA acquisition gave us a national platform upon which to leverage operational, advertising and other economic efficiencies. The acquisition also created a built-in acquisition pipeline through various joint-venture, franchise and third-party management partners from which we have grown and can continue to grow in the future. We also retained several key executives from the SUSA organization, as well as the majority of its field operations team.

To maximize the performance of our properties, we employ a state-of-the-art, proprietary, web-based tracking and yield management technology called STORE. Developed by our management team, STORE enables us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. As part of the SUSA acquisition, we gained access to SUSA’s industry leading revenue management team (“RevMan”), which managed SUSA’s rental rate and discount strategies. We believe that the combination of STORE’s yield management capabilities and the systematic processes developed by RevMan has allowed us to more proactively manage revenue.

We derive substantially all of our revenues from rents received from tenants under existing leases at each of our self-storage properties and from management fees on the properties we manage for joint-venture partners, franchisees and unaffiliated third parties. This management fee is equal to approximately 6% of total revenues generated by the managed properties.

We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact our property results. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results, therefore, depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the use of STORE, and through the use of the processes developed by RevMan.

We continue to evaluate and implement a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include:

•       Maximize the performance of properties through strategic, efficient and proactive management.   We plan to pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team will seek to maximize revenue by responding to changing market conditions through STORE’s ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

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

•       Develop new self-storage properties.   We have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline through 2009 includes 27 projects. The majority of the projects will be developed on a wholly-owned basis by the Company.

•       Expand the Company’s management business.   We see the management business as a future acquisition pipeline and expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Twelve of our 2006 acquisitions came from this channel.

During 2006 we acquired 25 wholly-owned properties and minority equity interests in one additional property. We completed the development of eleven properties in our core markets and four expansions of wholly-owned properties. Of the properties completed, three are wholly-owned, two are owned by us in a joint venture, and the other six properties are owned by Extra Space Development, an entity in which we do not have any ownership interest, but which is owned by certain members of senior management. These joint venture and third party development properties provide us with a potential acquisition pipeline in the future. Four properties are scheduled for completion in 2007, three of which are wholly-owned and one of which will be owned by us in a joint venture.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting policies:

CONSOLIDATION:   We follow FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the consolidation of variable interest entities (“VIEs”). Under FIN 46R, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

Under FIN 46R, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between five and 39 years.

In connection with our acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their estimated fair values. We measure the value of tenant relationships based on our historical experience with turnover in our facilities. We amortize to expense the tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated to be 18 months).

Intangible lease rights represent purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases. These rights are amortized to expense over the life of the leases.

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

When real estate assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the fair value, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified for sale are less than the net carrying value of the assets, then a valuation allowance is established. The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented.

INVESTMENTS IN REAL ESTATE VENTURES:   Our investments in real estate joint ventures, where we have significant influence, but not control and joint ventures which are VIEs in which we are not the primary beneficiary are recorded under the equity method of accounting on the accompanying consolidated financial statements.

Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity.

Our management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and it is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

CONVERSION OF OPERATING PARTNERSHIP UNITS:   Conversions of Operating Partnership units to common stock, when converted under the original provisions of the agreement, are accounted for by reclassifying the underlying net book value of the units from minority interest to equity in accordance with Emerging Issues Task Force Issue No. 95-7, “Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts.”

REVENUE AND EXPENSE RECOGNITION:   Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized in income when earned. Management and franchise fee revenue are recognized when earned. Tenant insurance premiums are recognized as revenue over the period of insurance coverage. Development and acquisition fee revenue is recognized as development costs are incurred. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

REAL ESTATE SALES:   We evaluate real estate sales for both sale recognition and profit recognition in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.

INCOME TAXES:   We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, among other things, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to that portion of our income which meets certain criteria and is distributed annually to our stockholders. We plan to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax. We are subject to certain state and local taxes. Provision for such taxes has been included in property operating expenses in our consolidated statement of operations.

We have elected to treat one of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

STOCK-BASED COMPENSATION:   Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We adopted SFAS 123R using the modified prospective application method of adoption which requires us to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Overview

Results for the year ended December 31, 2006 included the operations of 567 properties (219 of which were consolidated and 348 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2005, which included operations of 546 properties (192 of which were consolidated and 354 of which were in joint ventures accounted for using the equity method). Results for both periods also included equity in earnings of real estate ventures, third-party management and franchise fees, acquisition fees and development fees.

Revenues

The following table sets forth information on revenues earned for the years indicated:

	Year ended December 31,
	2006	2005	$ Change	% Change
Revenues:
Property rental	$170,993	$120,640	$50,353	41.7%
Management and franchise fees	20,883	10,650	10,233	96.1%
Tenant insurance	4,318	1,882	2,436	129.4%
Acquisition and development fees	272	992	(720)	(72.6)%
Other income	798	564	234	41.5%
Total revenues	$197,264	$134,728	$62,536	46.4%

Property Rental—The increase in property rental revenues consists of $30,481 associated with the acquisition of 61 wholly-owned properties in conjunction with the SUSA acquisition in July 2005, $12,170 associated with other acquisitions, and $1,922 from increases in occupancy at lease-up properties. The remainder of the increase was due to increases in rental rates at our stabilized properties.

Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint venture franchisees and third parties. Management fees generally represent 6.0% of cash collected from properties owned by third party franchisees and unconsolidated joint ventures. The increase in management fees is due mainly to fees associated with the SUSA acquisition which occurred in July 2005. Through this acquisition we obtained equity interests in joint ventures which owned over 330 properties. We obtained management contracts for these new joint venture properties, and also obtained over 50 new third party and franchise management contracts in conjunction with the SUSA acquisition.

Tenant Insurance—Tenant insurance revenue relates to a new tenant insurance program adopted in July 2005. This program was started in conjunction with the SUSA acquisition to replace SUSA’s tenant insurance program. Insurance revenues are higher in 2006 as the program was in place for a full year in 2006 compared to a partial year in 2005.

Acquisition and Development Fees—The decrease in acquisition and development fee revenue was due to the decreased volume of development relating to joint ventures in 2006 compared to prior years.

Expenses

The following table sets forth information on expenses for the years indicated:

	Year ended December 31,
	2006	2005	$ Change	% Change
Expenses:
Property operations	$62,243	$45,963	$16,280	35.4%
Tenant insurance	2,328	1,023	1,305	127.6%
Unrecovered development and acquisition costs	269	302	(33)	(10.9)%
General and administrative	35,600	24,081	11,519	47.8%
Depreciation and amortization	37,172	31,005	6,167	19.9%
Total expenses	$137,612	$102,374	$35,238	34.4%

Property Operations—The increase in property operations expense in 2006 was primarily due to increases of $10,560 associated with the SUSA acquisition in July 2005 and $4,664 related to the 25 properties acquired throughout 2006 and other properties acquired in 2005. There were also increases in expenses of $1,056 at existing properties primarily due to increases in utilities, repairs and maintenance and property taxes.

Tenant Insurance—Tenant insurance expense for 2006 relates to a new tenant insurance program adopted in July 2005. This program was started in conjunction with the SUSA acquisition to replace SUSA’s tenant insurance program. Tenant insurance expense is higher in 2006 as the tenant insurance program was in place for a full year in 2006, compared to a partial year in 2005.

General and Administrative—The significant increase in general and administrative expenses was due primarily to the increased costs associated with the management of the additional properties that have been added through acquisitions and new joint venture arrangements entered into in 2005 and 2006.

Depreciation and Amortization—The increase in depreciation and amortization expense is a result of additional properties acquired from the SUSA acquisition and other acquisitions completed throughout 2005 and 2006.

Other Income and Expenses

The following table sets forth information on other income and expenses for the years indicated:

	Year ended December 31,
	2006	2005	$ Change	% Change
Interest expense	$(50,953)	$(42,549)	$(8,404)	19.8%
Interest income	2,469	1,625	844	51.9%
Minority interest—Operating Partnership	(985)	434	(1,419)	(327.0)%
Equity in earnings of real estate ventures	4,693	3,170	1,523	48.0%
Total other expense	$(44,776)	$(37,320)	$(7,456)	20.0%

Interest Expense—The increase in interest expense for the year ended December 31, 2006 was due primarily to $9,469 of interest expense on the mortgage loans on the 61 properties acquired in connection with the SUSA acquisition. The increase was offset by lower interest costs on corporate borrowings and existing property debt. Capitalized interest during the years ended December 31, 2006 and 2005 was $3,232 and $459, respectively.

Interest Income—Interest income earned in 2006 was mainly the result of the interest earned on the gross proceeds of $205,275 received from the sale of stock. The interest income earned in 2005 was primarily earned on the notes receivable that were obtained as part of the SUSA acquisition. These notes receivable were paid down to $0 as of December 31, 2006.

Minority Interest—Operating Partnership—Income allocated to the Operating Partnership represents 6.21% of the net income for the year ended December 31, 2006. The amount allocated to minority interest was higher than in the prior year due mainly to the fact that the Company recorded net income in 2006, and recored a net loss in 2005.

Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures is due primarily to our purchase of new equity interests in joint ventures in July 2005.

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

Overview

Results for the year ended December 31, 2005 included the operations of 546 properties (192 of which were consolidated and 354 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2004, which included operations of 147 properties, seven of which were deconsolidated during 2004 (128 of which were consolidated and 19 of which were in joint ventures accounted for using the equity method). Results for the year ended December 31, 2004 include the results of six properties in which we did not own any interest and one where we sold our joint venture interest in 2004. These six properties were consolidated as a result of guarantees and/or puts for which we were liable. Five of the six properties were deconsolidated on August 16, 2004 upon the release of all guarantees and puts, and the other property was deconsolidated on December 31, 2004. Results for both periods also included equity in earnings of real estate ventures, third-party management and franchise fees, acquisition fees and development fees.

Revenues

The following table sets forth information on revenues earned for the years indicated:

	Year Ended December 31,
	2005	2004	$ Change	% Change
Property rental	$120,640	$62,656	$57,984	92.5%
Management and franchise fees	10,650	1,651	8,999	545.1%
Tenant insurance	1,882	—	1,882	100.0%
Acquisition and development fees	992	1,200	(208)	(17.3)%
Other income	564	213	351	164.8%
Total revenues	$134,728	$65,720	$69,008	105.0%

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

Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties. Management fees generally represent 6.0% of cash collected from properties owned by third parties and unconsolidated joint ventures. The increase in management fees is due mainly to new fees associated with the SUSA acquisition which occurred in July 2005. Through this acquisition we obtained equity interests in joint ventures which own a total of 336 properties. We obtained management contracts for these new joint venture properties, and also obtained over 50 new third party and franchise management contracts in conjunction with the SUSA acquisition.

Tenant Insurance—Tenant insurance revenue relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the SUSA acquisition to replace SUSA’s tenant insurance program.

Acquisition and Development Fees—The decrease in acquisition and development fee revenue was due to the decreased volume of development relating to joint ventures in 2005 compared to prior years.

Other Income—Other income represents primarily income from truck rentals. The increase in other income is associated with the SUSA acquisition and other acquisitions made in 2005.

Expenses

The following table sets forth information on expenses for the years indicated:

	Year Ended December 31,
	2005	2004	$ Change	% Change
Property operations	$45,963	$26,066	$19,897	76.3%
Tenant insurance	1,023	—	1,023	100.0%
Unrecovered development and acquisition costs	302	739	(437)	(59.1)%
General and administrative	24,081	12,465	11,616	93.2%
Depreciation and amortization	31,005	15,552	15,453	99.4%
Total expenses	$102,374	$54,822	$47,552	86.7%

Property Operations—The increase in property operations expense in 2005 was primarily due to increases of $9,045 associated with the SUSA acquisition, $8,852 associated with other acquisitions, and $1,873 from the buyout of certain joint venture interests (previously accounted for using the equity method of accounting). There were also increases in expenses of $733 at existing properties due to increases in utilities, repairs and maintenance and property taxes, which was partially offset by the decrease of $606 of property operating expenses due to the deconsolidation of certain properties in 2004. During the year ended December 31, 2004, we and the Predecessor opened five new properties and acquired 44 new properties. During the year ended December 31, 2005, we acquired 61 properties in connection with the SUSA acquisition, and nine properties in other acquisitions.

Tenant Insurance—Tenant insurance expense for 2005 relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the SUSA acquisition to replace SUSA’s tenant insurance program.

Unrecovered Development and Acquisition Costs—Unrecovered development costs for 2005 decreased when compared to 2004 due to lower level of development activity.

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

Other Income and Expenses

The following table sets forth information on other income and expenses for the years indicated:

	Year ended December 31,
	2005	2004	$ Change	% Change
Interest expense	$(42,549)	$(28,491)	$(14,058)	49.3%
Interest income	1,625	251	1,374	547.4%
Loss on debt extinguishments	—	(3,523)	3,523	(100.0)%
Minority interest—Fidelity preferred return	—	(3,136)	3,136	(100.0)%
Minority interest—Operating Partnership	434	113	321	284.1%
Loss allocated to other minority interests	—	2,290	(2,290)	(100.0)%
Equity in earnings of real estate ventures	3,170	1,387	1,783	128.6%
Gain on sale of real estate assets	—	1,749	(1,749)	(100.0)%
Total other expense	$(37,320)	$(29,360)	$(7,960)	27.1%

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

Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures is due primarily to our purchase of new equity interests in joint ventures. As a result of the SUSA acquisition we own joint venture interests in an additional 336 new properties.

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

FUNDS FROM OPERATIONS

FFO provides relevant and meaningful information about our operating performance that is necessary, along with net income (loss) and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings because net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. We believe that the values of real estate assets fluctuate due to market conditions and FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income (loss) computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income (loss) and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

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

	For the Year Ended December 31,
	2006	2005
Net income (loss)	$14,876	$(4,966)
Plus:
Real estate depreciation	27,331	20,105
Amortization of intangibles	8,371	10,345
Joint venture real estate depreciation and amortization	4,773	2,186
Income allocated to Operating Partnership minority interest	985	—
Less:
Loss allocated to Operating Partnership minority interest	—	(434)
Funds from operations	$56,336	$27,236
Weighted average number of shares—basic
Common stock (excluding restricted shares)	54,998,935	35,481,538
OP units	3,799,442	3,283,059
Total	58,798,377	38,764,597
Weighted average number of shares—diluted
Common stock	55,492,307	35,481,538
OP units	3,799,442	3,283,059
Total	59,291,749	38,764,597

SAME-STORE STABILIZED PROPERTY RESULTS

We consider same-store stabilized portfolio to consist of only those properties owned wholly at the beginning and at the end of the applicable periods presented and that have achieved stabilization as of the first day of such period. The following table sets forth operating data for our same store portfolio. We consider the following same-store presentation to be meaningful in regards to the properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments.

	Three Months Ended December 31,		Percent	Year Ended December 31,		Percent	Year Ended December 31,		Percent
	2006	2005	Change	2006	2005	Change	2005	2004	Change
Same-store rental revenues	$21,397	$20,135	6.3%	$83,911	$78,683	6.6%	$28,010	$26,974	3.8%
Same-store operating expenses	6,868	6,927	-0.9%	28,596	27,435	4.2%	9,578	8,993	6.5%
Same-store net operating income	14,529	13,208	10.0%	55,315	51,248	7.9%	18,432	17,981	2.5%
Non same-store rental revenues	23,719	18,219	30.2%	87,082	41,957	107.6%	92,630	35,682	159.6%
Non same-store operating expenses	8,772	7,751	13.2%	33,647	18,528	81.6%	36,385	17,073	113.1%
Total rental revenues	45,116	38,354	17.6%	170,993	120,640	41.7%	120,640	62,656	92.5%
Total operating expenses	15,640	14,678	6.6%	62,243	45,963	35.4%	45,963	26,066	76.3%
Same-store square foot occupancy as of quarter end	85.5%	85.4%		85.5%	85.4%		85.6%	86.2%
Properties included in same-store	103	103		103	103		38	38

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The increase in same-store rental revenues was primarily due to increased rental rates to new and existing tenants and our ability to maintain occupancy. The increase in same-store operating expenses was primarily due to an increase in property taxes and utilities.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

The increase in same-store rental revenues was primarily due to increased rental rates to new and existing tenants and our ability to maintain occupancy. The increase in same-store operating expenses was primarily due to an increase in repairs and maintenance, snow removal and property taxes.

CCS and CCU Property Performance:

As described in our prospectus for our IPO, upon the achievement of certain levels of net operating income with respect to 14 of our pre-stabilized properties, our CCSs and our Operating Partnership’s CCUs will convert into additional shares of common stock and OP units, respectively, beginning with the quarter ending March 31, 2006. No CCSs or CCUs have been converted as of December 31, 2006. Based on the performance of the properties as of December 31, 2006, 52,349 CCSs became eligible for conversion. The board of directors approved the conversion of these CCSs on February 1, 2007 as per the Company’s Articles of Incorporation, and the shares were issued on February 5, 2007. The table below outlines the performance of the properties for the three months and years ended December 31, 2006 and 2005, respectively and for the years ended December 31, 2005 and 2004.

	Three Months Ended December 31,		Percent	Year Ended December 31,		Percent	Year Ended December 31,		Percent
	2006	2005	Change	2006	2005	Change	2005	2004	Change
CCS/CCU rental revenues	$2,860	$2,382	20.1%	$10,602	$8,432	25.7%	$8,432	$6,043	39.5%
CCS/CCU operating expenses	1,244	1,369	-9.1%	5,440	5,478	-0.7%	5,478	4,606	18.9%
CCS/CCU net operating income	1,616	1,013	59.5%	5,162	2,954	74.7%	2,954	1,437	105.5%
Non CCS/CCU rental revenues	42,256	35,972	17.5%	160,391	112,208	42.9%	112,208	56,613	98.2%
Non CCS/CCU operating expenses	14,396	13,309	8.2%	56,803	40,485	40.3%	40,485	21,460	88.7%
Total rental revenues	45,116	38,354	17.6%	170,993	120,640	41.7%	120,640	62,656	92.5%
Total operating expenses	15,640	14,678	6.6%	62,243	45,963	35.4%	45,963	26,066	76.3%
CCS/CCU square foot occupancy as of quarter end	74.1%	69.9%		74.1%	69.9%		69.9%	57.2%
Properties included in CCS/CCU	14	14		14	14		14	14

The increase in CCS/CCU rental revenues in 2006 and 2005 was primarily due to increased occupancy.

CASH FLOWS

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Cash flows provided by operating activities were $74,520 and $14,771 for the years ended December 31, 2006 and 2005, respectively. The increase in cash provided by operating activities was due to the addition of new stabilized properties including properties added as a result of the SUSA acquisition. In addition, the increase was also a result of the collection of receivables from affiliated joint ventures and related parties as a result of normal operations.

Cash used in investing activities was $239,778 and $614,834 for the years ended December 31, 2006 and 2005, respectively. The decrease in 2006 is primarily the result of the $530,972 of cash paid in the acquisition of Storage USA in 2005 offset by the increase in the acquisition of other real estate assets in 2006 versus 2005.

Cash provided by financing activities was $207,406 and $604,387 for the years ended December 31, 2006 and 2005, respectively. The decrease consisted primarily of additional borrowings in 2006 of $165,666 versus $808,936 in 2005, and net proceeds from share issuances of $197,474 in 2006 versus $271,537 in 2005. This was offset by repayments on borrowings of $98,866 in 2006, compared to $431,255 in 2005. In addition, the Company also paid $50,005 in dividends to common stockholders in 2006, compared to $34,585 in 2005.

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

Cash used in investing activities was ($614,834) and ($261,298) for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 is primarily the result of the $530,972 of cash paid in the acquisition of Storage USA. This increase was offset by the fact that we acquired fewer other properties and had fewer development projects during 2005 compared to 2004. We also received principal payments of $25,938 related to the notes receivable acquired in conjunction with the SUSA transaction during 2005.

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

2006 OPERATIONAL SUMMARY

Our 2006 operating results reflected a continuation of solid self-storage fundamentals as well as positive operational momentum. Our acquisition of Storage USA and the integration of its business processes had a positive impact on our results, particularly in the areas of revenue management and technology. Revenue increases in 2006 were driven mostly by rate growth, as year-end same-store occupancy was 85.5% compared with 85.4% as of year-end 2005. Expense growth was driven by property taxes, utility costs and normal increases in employee-related expenses. Snow removal expenses, which adversely affected our 2005 results were less of an impact during 2006 due to the decreased snowfall in the Midwest and Northeastern United States.

Northern California, Phoenix and South Florida were our strongest performing markets. Atlanta, Chicago, Dallas and Houston also performed well. Weaker performing markets were Detroit, Philadelphia and Southern New Jersey. Southern California, which has been a leading market for several years, softened somewhat and performed in-line with the portfolio average.

Integration efforts arising from the SUSA acquisition continued throughout the year, and focused on the capital improvement of the SUSA properties. These improvements, we believe, will have a positive effect on the properties in the future by making them more marketable to new and existing customers. The majority of the work was completed during 2006, and a residual number of projects will continue into 2007. We consider the integration of the two companies now complete. The benefits of scale from being the second largest operator of self-storage in the United States began to be felt in the areas of marketing and site management.

OUTLOOK

We anticipate continued strength in self-storage fundamentals due to positive overall economic conditions in many of our core markets. We believe that the ability to increase revenues in 2007 over levels achieved in 2006 exists. We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. However, we believe that the quality and location of our property portfolio, our revenue management systems, and the strength of self-storage fundamentals will provide opportunities to grow revenues in 2007.

Our discounting strategies continue to evolve. Higher levels of discounting were felt in 2006 due to several promotional tests executed throughout the year. We will continue to selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through our centralized, real-time technology systems and revenue management team.

Property taxes and utility expenses are once again seen as the primary drivers of expenses in the coming year. As we continue to acquire existing self-storage facilities, tax reassessments will continue to occur. Snow removal may also contribute to a higher level of expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had approximately $70.8 million available in cash and cash equivalents. We intend to use this cash to purchase additional self-storage properties in the first two quarters of 2007. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

On September 9, 2004, we, as guarantor, and our Operating Partnership entered into a $100.0 million revolving line of credit (“Credit Facility”), which includes a $10.0 million swingline sub-facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of December 31, 2006, the Credit Facility had approximately $81.0 million of available capacity based on the assets collateralizing the Credit Facility. There was no principal balance outstanding under the Credit Facility as of December 31, 2006.

On October 4, 2004, we entered into a reverse interest rate swap with U.S. Bank National Association, relating to our existing $61.8 million fixed rate mortgage with Wachovia Bank, which is due in 2009. Pursuant to the swap agreement, we will receive fixed interest payments of 4.3% and pay variable interest payments based on the one-month LIBOR plus 0.7% on a notional amount of $61.8 million. There were no origination fees or other up front costs incurred by us in connection with the swap agreement.

As of December 31, 2006, we had approximately $948.2 million of debt, resulting in a debt to total capitalization ratio of 43.3%. As of December 31, 2006, the ratio of total fixed rate debt and other instruments to total debt was 91.0%. The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2006 was 5.5%.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period at December 31, 2006:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$41,929	$4,634	$8,801	$7,863	$20,631
Notes payable and notes payable to trusts
Interest	274,048	51,683	97,670	53,673	71,022
Principal	948,174	9,471	301,959	301,390	335,354
Total contractual obligations	$1,264,151	$65,788	$408,430	$362,926	$427,007

As of December 31, 2006, the weighted average interest rate for all fixed rate loans was 5.4%, and the weighted average interest rate on all variable rate loans was 6.6%.

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

•       the overall ratio of fixed and variable rate debt.

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

SEASONALITY

The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated the impact of this new pronouncement and anticipate that there will be no material effect on our consolidated financial statements.

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

As of December 31, 2006, we had approximately $948.2 million in total debt of which $85.1 million was subject to variable interest rates (including the $61.8 million on which we have the reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.9 million annually.

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

The fair value of fixed rate notes payable and notes payable to trusts at December 31, 2006 was $835,667. The carrying value of these fixed rate notes payable at December 31, 2006 was $863,101.

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

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Extra Space Storage Inc.

We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable units and members’ and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements in 2006, the Company changed its method of accounting for stock-based compensation in accordance with the guidance provided in Statements of Financial Accounting Standards No. 123(R) “Share-Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Extra Space Storage, Inc.

In our opinion, the accompanying consolidated statements of operations, of redeemable units and members’ and stockholders’ equity (deficit) and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Extra Space Storage, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the summary of activity in real estate facilities set forth in the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Salt Lake City, Utah
March 10, 2005

Extra Space Storage Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2006	December 31, 2005
Assets:
Real estate assets:
Net operating real estate assets	$1,382,055	$1,201,959
Real estate under development	35,336	10,719
Net real estate assets	1,417,391	1,212,678
Investments in real estate ventures	88,115	90,898
Cash and cash equivalents	70,801	28,653
Restricted cash	44,282	18,373
Receivables from related parties and affiliated real estate joint ventures	15,880	23,683
Notes receivable	—	12,109
Other assets, net	33,356	33,798
Total assets	$1,669,825	$1,420,192
Liabilities, Minority Interests, and Stockholders’ Equity:
Notes payable	$828,584	$747,193
Notes payable to trusts	119,590	119,590
Line of credit	—	—
Accounts payable and accrued expenses	10,840	13,261
Other liabilities	32,098	23,785
Total liabilities	991,112	903,829
Minority interest in Operating Partnership	34,841	36,010
Other minority interests	317	225
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 64,167,098 and 51,765,795 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	642	518
Paid-in capital	822,181	626,123
Deferred stock compensation	—	(2,374)
Accumulated deficit	(179,268)	(144,139)
Total stockholders’ equity	643,555	480,128
Total liabilities, minority interests, and stockholders’ equity	$1,669,825	$1,420,192

See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2006	2005	2004
Revenues:
Property rental	$170,993	$120,640	$62,656
Management and franchise fees	20,883	10,650	1,651
Tenant insurance	4,318	1,882	—
Acquisition and development fees	272	992	1,200
Other income	798	564	213
Total revenues	197,264	134,728	65,720
Expenses:
Property operations	62,243	45,963	26,066
Tenant insurance	2,328	1,023	—
Unrecovered development and acquisition costs	269	302	739
General and administrative	35,600	24,081	12,465
Depreciation and amortization	37,172	31,005	15,552
Total expenses	137,612	102,374	54,822
Income before interest, loss on debt extinguishments, minority interests, equity in earnings of real estate ventures, and gain on sale of real estate assets	59,652	32,354	10,898
Interest expense	(50,953)	(42,549)	(28,491)
Interest income	2,469	1,625	251
Loss on debt extinguishments	—	—	(3,523)
Minority interest—Fidelity preferred return	—	—	(3,136)
Minority interest—Operating Partnership	(985)	434	113
Loss allocated to other minority interests	—	—	2,290
Equity in earnings of real estate ventures	4,693	3,170	1,387
Net income (loss) before gain on sale of real estate assets	14,876	(4,966)	(20,211)
Gain on sale of real estate assets	—	—	1,749
Net income (loss)	14,876	(4,966)	(18,462)
Preferred return on Class B, C, and E units	—	—	(5,758)
Loss on early redemption of Fidelity minority interest	—	—	(1,478)
Net income (loss) attributable to common stockholders	$14,876	$(4,966)	$(25,698)
Net income (loss) per common share
Basic(1)	$0.27	$(0.14)	$(1.68)
Diluted(1)	$0.27	$(0.14)	$(1.68)
Weighted average number of shares
Basic	54,998,935	35,481,538	15,282,725
Diluted	59,291,749	35,481,538	15,282,725
Cash dividends paid per common share	$0.91	$0.91	$0.34

(1)           The basic and diluted income (loss) per share does not include the potential effects of the CCSs and CCUs as such securities would not have participated in earnings for any of the periods presented. These securities will not participate in distributions until they are converted. No CCSs or CCUs had been converted as of December 31, 2006.

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Redeemable Units and Members’ and Stockholders’ Equity (Deficit)

(Dollars in thousands, except unit and share data)

Redeemable
	Units	Members’ and Stockholders’ Equity

Note
	Class C	Class A	Receivable						Total
	and E	and B	from	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Units	Units	Centershift	Shares	Par Value	Capital	Compensation	Deficit	Equity
Predecessor

Balances at December 31, 2003	$26,108	$53,500	$(4,493)	—	$—	$—	$—	$(53,414)	$(4,407)
Member units issued in acquisition of real estate assets: C units (2,467,715 units), A units (1,593,665 units) and B units (241,513 units)	2,468	720	—	—	—	—	—	—	720
Member units issued in exchange for receivables: C units (944,370 units) and A units (6,666,667 units)	944	2,000	—	—	—	—	—	—	2,000
Members units issued to repay notes and related party payables: C units (1,466,250 units) and A units (862,500 units)	1,466	259		—			—		259
Member units granted to employees: A units (4,016,838 units)	—	1,205	—	—	—	—	—	—	1,205
Member contributions: C units (14,985,500 units), A units (10,015,000 units) and B units (1,700,000 units)	14,986	4,705	—	—	—	—	—	—	4,705
Redemption of units: C units (20,835 units) and B units (222,500 units)	(21)	(223)	—	—	—	—	—	—	(223)
Redempion of units in exchange for note payable: A units (3,000,000 units) and B units (1,141,064 units)	—	(3,700)	—	—	—	—	—	—	(3,700)
Redempion of units in exchange for land: C units (846,396 units)	(846)	—	—	—	—	—	—	—	—
Distribution of equity ownership in Extra Space Development	—	—		—	—	—	—	(9,000)	(9,000)
Distribution of note receivable from Centershift	—	—	4,493	—	—	—	—	(4,493)	—
Return earned on Class B, C and E units	—	—	—	—	—	—	—	(7,181)	(7,181)
Net loss	—	—	—	—	—	—	—	(17,181)	(17,181)
Balances at August 16, 2004	45,105	58,466	—	—	—	—	—	(91,269)	(32,803)

See accompanying notes.

	Redeemable
	Units	Members’ and Stockholders’ Equity

			Note
	Class C	Class A	Receivable						Total
	and E	and B	from	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Units	Units	Centershift	Shares	Par Value	Capital	Compensation	Deficit	Equity
Company
Issuance of common stock and CCSs (3,888,843 shares) in exchange for units: C units (25,832,407), E units (14,900,000), A units (77,474,775) and B units (34,339,370 units)	(40,733)	(43,953)	—	7,939,950	80	84,606	—	—	40,733
Redemption of units: C units (4,372,358), A units (70,000 units) and B units (14,735,162 units)	(4,372)	(14,513)	—	—	—	—	—	—	(14,513)
Adjustment to establish minority interest in Operating Partnership	—	—	—	—	—	(8,481)	—	—	(8,481)
Deconsolidation of Extra Space Development real estate ventures	—	—	—	—	—	7,515	—	—	7,515
Issuance of common stock in initial public offering, net of offering costs	—	—	—	23,230,000	232	264,243	—	—	264,475
Net loss	—	—	—	—	—	—	—	(1,281)	(1,281)
Loss on early redemption of minority interest—Fidelity	—	—	—	—	—	—	—	(1,478)	(1,478)
Dividends paid on common stock at $0.34 per share	—	—	—	—	—	—	—	(10,560)	(10,560)
Balances at December 31, 2004	—	—	—	31,169,950	312	347,883	—	(104,588)	243,607
Issuance of common stock, net of offering costs	—	—	—	20,000,000	200	271,337	—	—	271,537
Conversion of Operating Partnership units to common stock	—	—	—	400,000	4	3,923	—	—	3,927
Issuance of common stock upon the exercise of options	—	—	—	5,845	—	7	—	—	7
Restricted stock grants	—	—	—	190,000	2	2,973	(2,975)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	601	—	601
Net loss	—	—	—	—	—	—	—	(4,966)	(4,966)
Dividends paid on common stock at $0.91 per share	—	—	—	—	—	—	—	(34,585)	(34,585)
Balances at December 31, 2005	—	—	—	51,765,795	518	626,123	(2,374)	(144,139)	480,128
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	—	—	—	(2,374)	2,374	—	—
Issuance of common stock, net of offering costs	—	—	—	12,075,000	121	194,780	—	—	194,901
Issuance of common stock upon the exercise of options	—	—	—	98,003	1	545	—	—	546
Issuance of common stock to board members	—	—	—	12,000	—	—	—	—	—
Restricted stock grants issued	—	—	—	49,800	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(33,500)	—	—	—	—	—
Compensation expense related to stock—based awards	—	—	—	—	—	1,725	—	—	1,725
Conversion of Operating Partnership units to common stock	—	—	—	200,000	2	1,809	—	—	1,811
Other adjustments	—	—	—	—	—	(427)	—	—	(427)
Net income	—	—	—	—	—	—	—	14,876	14,876
Dividends paid on common stock at $0.91 per share	—	—	—	—	—	—	—	(50,005)	(50,005)
Balances at December 31, 2006	$—	$—	$—	64,167,098	$642	$822,181	$—	$(179,268)	$643,555

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands, except unit and share data)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$14,876	$(4,966)	$(18,462)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,172	31,005	15,552
Amortization of discount on putable preferred interests in consolidated joint ventures	—	—	1,088
Minority interest—Fidelity preferred return	—	—	3,136
Stock compensation expense	1,725	601	—
Member units granted to employees	—	—	1,205
Gain on sale of real estate assets	—	—	(1,749)
Gain (loss) allocated to minority interests	985	(434)	(2,403)
Distributions from real estate ventures in excess of earnings	5,559	6,356	493
Changes in operating assets and liabilities:
Receivables from related parties	7,803	(18,691)	(2,573)
Other assets	3,029	(1,129)	1,330
Accounts payable	(2,421)	2,309	2,020
Other liabilities	5,792	(280)	(5,795)
Net cash provided by (used in) operating activities	74,520	14,771	(6,158)
Cash flows from investing activities:
Acquisition of real estate assets	(174,305)	(79,227)	(245,717)
Investments in trust preferred securities	—	(3,590)	—
Acquisition of Storage USA	—	(530,972)	—
Development and construction of real estate assets	(34,782)	(20,204)	(19,487)
Proceeds from sale of real estate assets	728	—	7,896
Investments in real estate ventures	(5,660)	(395)	(793)
Increase in cash resulting from de-consolidation of real estate assets and distribution of equity ownership in Extra Space Development and other properties	—	—	424
Change in restricted cash	(25,876)	(4,110)	(5,608)
Payments from Centershift and Extra Space Development	—	—	3,562
Principal payments received on notes receivable	1,811	25,938	—
Purchase of equipment and fixtures	(1,694)	(2,274)	(1,575)
Net cash used in investing activities	(239,778)	(614,834)	(261,298)

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands, except unit and share data)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Proceeds from notes payable, notes payable to trusts and line of credit	165,666	808,936	418,154
Principal payments on notes payable and line of credit	(98,866)	(431,255)	(325,917)
Deferred financing costs	(1,028)	(6,575)	(8,393)
Payments on other liabilities	—	—	(15)
Net payments to related parties and putable preferred interests in consolidated joint ventures	—	—	(35,627)
Member contributions	—	—	19,691
Return paid on Class B, C and E member units	—	—	(7,181)
Redemption of units	—	—	(19,129)
Minority interest investments	92	225	8,086
Minority interest distributions	—	—	(30)
Redemption of Operating Partnership units held by minority interest	—	(895)	(935)
Minority interest redemption by Fidelity	—	—	(15,558)
Preferred return paid to Fidelity	—	—	(7,022)
Proceeds from issuance of common shares, net	194,474	271,537	264,475
Net proceeds from exercise of stock options	546	7	—
Dividends paid on common stock	(50,005)	(34,585)	(10,560)
Distributions to Operating Partnership units held by minority interests	(3,473)	(3,008)	—
Net cash provided by financing activities	207,406	604,387	280,039
Net increase in cash and cash equivalents	42,148	4,324	12,583
Cash and cash equivalents, beginning of the year	28,653	24,329	11,746
Cash and cash equivalents, end of the year	$70,801	$28,653	$24,329
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$47,683	$37,645	$30,610
Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$27,091	$54,761	$59,740
Payables to related parties	—	—	(21,827)
Notes payable	(10,878)	(10,260)	(18,565)
Notes receivable	(10,298)	(21,680)	—
Accounts payable and other liabilities	—	—	(2,139)
Investment in real estate ventures	(2,785)	—	—
Minority interest in Operating Partnership	(3,130)	(22,821)	(14,021)
Member units	—	—	(3,188)
Member units issued in exchange for receivables	—	—	2,944
Member units issued to repay notes and related party payables	—	—	1,190
Redemption of units in exchange for note payable	—	—	3,700
Adjustment to establish minority interest in Operating Partnership	—	—	8,481
Redemption of units in exchange for land	—	—	846
Restricted stock grants to employees	—	2,975	—
Conversion of Operating Partnership units held by minority interests for common stock	1,811	3,927	—

See accompanying notes.

Extra Space Storage Inc.
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in thousands, except share and per share data)

1.                 DESCRIPTION OF BUSINESS

Business

Extra Space Storage Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland Corporation on April 30, 2004 to own, operate, manage, acquire and develop self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries (the “Predecessor”), which had engaged in the self-storage business since 1977. The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2006, the Company had direct and indirect equity interests in 567 storage facilities located in 32 states, and Washington, D.C. In addition, the Company managed 74 properties for franchisees or third parties bringing the total number of properties which it owns and/or manages to 641.

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

Initial Public Offering

On August 17, 2004, the Company completed its initial public offering (the “Offering”) of 20,200,000 shares of common stock, with proceeds to the Company of $234,825, net of offering costs of $17,675. As part of the offering, the Company granted the underwriters the right to purchase an additional 3,030,000 shares within 30 days after the Offering to cover over-allotments. On September 1, 2004, the underwriters exercised their right and purchased 3,030,000 shares of common stock with proceeds to the Company of $35,224, net of offering costs of $2,651. The Company also paid additional offering costs of $5,574 as part of the Offering.

In connection with the Offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership (“OP”) units, 3,888,843 contingent conversion shares (“CCSs”), 200,046 contingent conversion units (“CCUs”) and $18,885 in cash. As a result of this exchange, the Predecessor became a wholly-owned subsidiary of the Operating Partnership. As of December 31, 2006, the Operating Partnership was a 94.40% subsidiary of the Company. The transaction did not result in a change in the carrying value of the Predecessor’s assets and liabilities because the exchange was accounted for at historical cost as a transfer of assets between companies under common control.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the results of operations of the Predecessor for the period from January 1, 2004 through August 16, 2004 and the results of operations and financial condition of the Company subsequent to the Offering.

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

Under FIN 46R, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of FIN 46R, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or facilities from an entity and pays a non-refundable deposit, or (ii) enters into arrangements for the formation of joint ventures, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has considered expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.

The Company’s investments in real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting on the accompanying consolidated financial statements.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. Capitalized interest during the years ended December 31, 2006, 2005 and 2004 was $3,232, $460, and $1,213, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between five and 39 years.

In connection with the Company’s acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their estimated fair values. The Company measures the value of tenant relationships based on the Company’s historical experience with turnover in its facilities. The Company amortizes to expense the tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated to be 18 months).

Intangible lease rights represent purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases. These rights are amortized to expense over the life of the leases.

Evaluation of Asset Impairment

Long lived assets held for use are evaluated by the Company for impairment when events or circumstances indicate that there may be an impairment. When such an event occurs, the Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. Management has determined no property was impaired and no impairment charges have been recognized for the years ended December 31, 2006, 2005 and 2004.

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified for sale is less than the net carrying value of the assets, then a valuation allowance is established. The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented. Management has determined no property was held for sale at December 31, 2006.

Investments in Real Estate Ventures

The Company’s investments in real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting on the accompanying consolidated financial statements.

Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity.

Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2006, 2005 and 2004.

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

Other Assets

Other assets consist primarily of equipment and fixtures, deferred financing costs, customer accounts receivable, investments in trusts, and prepaid expenses. Depreciation of equipment and fixtures is computed on a straight-line basis over three to seven years. Deferred financing costs are amortized to interest expense using the effective interest method over the terms of the respective debt agreements.

Derivative Instruments and Hedging Activities

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in the statements of operations. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss), outside of earnings and subsequently reclassified to earnings when the hedged transaction affects earnings.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and other liabilities reflected in the consolidated balance sheets at December 31, 2006 and 2005 approximate fair value. The fair value of fixed rate notes payable and notes payable to trusts at December 31, 2006 and 2005 was

$835,667 and $750,527, respectively. The carrying value of these fixed rate notes payable and notes payable to trusts at December 31, 2006 and 2005 was $863,101 and $772,570, respectively.

Risk Management And Use Of Financial Instruments

In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the value of properties held by the Company. As disclosed in Note 9, the Company has entered into a Swap Agreement to manage its interest rate risk.

Conversion of Operating Partnership Units

Conversions of Operating Partnership units to common stock, when converted under the original provisions of the agreement, are accounted for by reclassifying the underlying net book value of the units from minority interest to equity in accordance with Emerging Issues Task Force Issue No. 95-7, “Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts.”

Revenue and Expense Recognition

Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized in income when earned. Management and franchise fee revenue are recognized when earned. Tenant insurance premiums are recognized as revenue over the period of insurance coverage. Development and acquisition fee revenue is recognized as development costs are incurred. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

Real Estate Sales

The Company evaluates real estate sales for both sale recognition and profit recognition in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.

The Predecessor periodically sold properties into real estate joint ventures or identified properties for acquisition by newly formed joint ventures in which it retained an interest. In connection with certain of these transactions, the Predecessor and/or a significant unit holder provided certain financial guarantees to the lender; or to support a put right on a portion of the joint venture partner’s interest that effectively provided for a return on and of their investment. These arrangements preclude sale accounting under SFAS No. 66 and, accordingly, the Predecessor has reflected these transactions using the financing method set forth in SFAS No. 66. Under this method, the putable portions of these joint ventures partners’

interests are reflected as liabilities; the initial fair value of the joint venture partners’ non-putable residual interests are reflected as minority interests with offsetting discounts attributed to the liabilities associated with the putable interests, “putable preferred interests in consolidated joint ventures.” These discounts are amortized using the effective interest method over the period until the relevant put first becomes exercisable (generally a period of three to five years depending on the terms of the individual transaction). The preferred return on the putable interest liabilities, plus the amortization of the discounts, is reflected as interest expense in the consolidated statements of operations. The joint venture partners are allocated their proportionate share of any profits, except that losses may not be allocated in excess of the originally ascribed basis. Concurrent with the Offering, the Company redeemed all putable interest liabilities by purchasing 100% of its partners’ interest in these properties.

Advertising Costs

The Company incurs advertising costs primarily attributable to directory, direct mail, internet and other advertising. Direct response advertising costs are deferred and amortized over the expected benefit period determinded to be 12 months. All other advertising costs are expensed as incurred. The Company recognized $4,960, $4,374, and $2,950 in advertising expense for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in the Company’s property operations expense in the consolidated statements of operations. For the year ended December 31, 2006, 58.4% (unaudited) of all distributions to stockholders qualify as a return of capital.

The Company has elected to treat one of its existing corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

The TRS has minimal book and tax income and has not recorded tax amounts under SFAS No. 109, “Accounting for Income Taxes,” due to the amounts not being material.

Prior to August 17, 2004, the Company elected to be treated as a partnership for tax purposes. The tax effects of the Company’s operations were passed directly to members. Therefore, no provisions for income taxes were recorded in the accompanying consolidated financial statements for the Predecessor.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The forfeiture rate, which is estimated at a weighted average of 14.8% of unvested options outstanding as of December 31, 2006, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of restricted common stock granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted average common shares outstanding, less unvested restricted stock. Diluted income (loss) per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using the treasury stock method. Potential common shares are securities (such as options, warrants, convertible debt, and convertible OP units) that do not have a current right to participate in income but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, the numerator (i.e. net income or loss) is adjusted to add back any changes in income in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted income (loss) per share, only potential common shares that are dilutive, those that reduce income (loss) per share, are included. Excluded from the December 31, 2006 computation of diluted common shares outstanding are: 118,086 shares of restricted stock grants, and 24,273 stock options as their impact was not dilutive.

For the periods prior to the Offering, the weighted average number of common shares outstanding includes Class A units as if the Class A units had been converted to common stock using the initial public offering conversion ratio of one Class A unit to 0.08 shares of common stock. Basic and diluted loss per share were calculated by dividing the net loss attributable to common stockholders by the weighted average shares outstanding. The net loss attributable to common stockholders represents the net loss, less the preferred return payable by the Predecessor on Class B, C and E units, less the loss on early redemption of Fidelity minority interest. The loss on early redemption of Fidelity minority interest represents additional preferred return paid to Fidelity for the period between the redemption date of September 9, 2004 and November 25, 2004. The amount was paid based on the agreement whereby Fidelity was entitled to a preferred return through November 25, 2004, regardless of the redemption date.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has evaluated the impact of this new pronouncement on its consolidated financial statements and does not expect the impact of FIN 48 to be material.

3.                 REAL ESTATE ASSETS

Real estate assets at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Land	$ 361,569	$ 304,892
Buildings and improvements	1,085,269	929,745
Intangible assets—tenant relationships	25,436	22,174
Intangible lease rights	3,400	3,400
	1,475,674	1,260,211
Less: accumulated depreciation and amortization	(93,619)	(58,252)
Net operating real estate assets	1,382,055	1,201,959
Real estate under development	35,336	10,719
Net real estate assets	$ 1,417,391	$ 1,212,678

The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant utilizes the facility (18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $8,371 and $10,345 for 2006 and 2005, respectively. The majority balance of the unamortized tenant relationship intangible assets at December 31, 2006 will be amortized in 2007. The remaining balance of the unamortized lease rights will be amortized over the next 11 to 22 years.

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

The total purchase cost for SUSA of approximately $585.7 million consists of the following:

Cash	$ 530,972
Operating Partnership units issued (1,470,149 units)	22,821
Liabilities assumed	31,940
Total purchase price	$ 585,733

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

Tangible assets:
Land	$ 86,234
Building	342,634
Intangibles assets:
Tenant relationships	9,009
Investment in real estate ventures	90,677
Other assets and liabilities, net	57,179
Total assets acquired	$ 585,733

Intangible assets—tenant relationships are amortized on a straight-line basis over the average period that the Company’s tenants utilized the facility (18 months).

The results of operations from this acquisition are reflected in the Company’s 2006 financial statements. The following table reflects the results of the Company’s operations on a pro forma basis as if the SUSA acquisition had been completed on January 1, 2004. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2004, nor is it necessarily indicative of future operating results.

Years ending December 31,
	2005	2004
Revenues	$ 176,591	$ 137,808
Net loss	$ (5,582)	$ (25,694)
Loss per share	$ (0.16)	$ (1.68)

5.                 PROPERTY ACQUISITIONS

The following table shows the Company’s acquisition of operating properties for the past two years and does not include purchases of raw land, improvements made to existing assets or the properties acquired as part of the SUSA acquisition:

	Number				Loans		Other	Value of	Number of
	of	Date of	Total	Cash	Receivable	Loan	Liabilities	OP Units	OP Units	Source of
Property Location(s)	Properties	Acquisition	Consideration	Paid	Settled	Assumed	Assumed	Issued	Issued	Acquisition	Notes
Florida and Texas	4	11/21/06	22,928	22,507			421	—	—	Unrelated third party
New Jersey	1	11/2/06	13,338	13,129			209	—	—	Unrelated third party
Colorado	1	9/1/06	5,419	5,360	—	—	59	—	—	Unrelated third party
Maryland	1	9/1/06	16,340	13,094	—	—	116	3,130	182,828	Unrelated franchisee
Texas	1	8/10/06	3,764	3,715	—	—	49	—	—	Unrelated third party
Georgia	1	8/8/06	5,137	2,123	—	2,952	62	—	—	Unrelated franchisee
California	1	7/28/06	7,260	7,260	—	—	—	—	—	Unrelated third party
Arizona	1	6/30/06	4,100	4,100	—	—	—	—	—	Unrelated third party
Texas	1	5/4/06	14,521	14,521	—	—	—	—	—	Unrelated franchisee
California	1	5/1/06	12,500	12,403	—	—	97	—	—	Related party	(1)
Kansas, Tennessee, and Texas	5	4/12/06	21,584	3,020	10,298	7,926	340	—	—	Related joint venture	(2)
Pennsylvania	1	3/30/06	3,814	3,814	—	—	—	—	—	Unrelated third party
Washington	3	2/15/06	17,866	17,866	—	—	—	—	—	Unrelated third party
Georgia	1	1/17/06	5,148	5,148	—	—	—	—	—	Unrelated franchisee
Florida	1	1/13/06	8,003	8,003	—	—	—	—	—	Unrelated franchisee
Florida	1	1/6/06	5,414	5,414	—	—	—	—	—	Unrelated franchisee
Kentucky	1	12/20/05	3,659	3,659	—	—	—	—	—	Unrelated franchisee
Florida	1	3/28/05	4,702	4,702	—	—	—	—	—	Unrelated third party
Florida	4	3/8/05	29,575	29,575	—	—	—	—	—	Unrelated third party
Georgia	1	2/28/05	11,751	11,751	—	—	—	—	—	Unrelated third party
New Jersey	1	1/18/05	9,788	5,564	—	4,142	82	—	—	Unrelated third party
California	1	1/1/05	6,707	3,321	—	3,342	44	—	—	Related party	(3)
Total	34		$ 233,318	$ 200,049	$ 10,298	$ 18,362	$ 1,479	$ 3,130	182,828
Other:
Arizona	1	5/18/06	$ 1,071	$ 1,071	—	—	—	—	—	Related joint venture	(4)

Notes:

(1)   This property was purchased from a related party that is owned by certain members of the Company’s management team and a director. The independent members of the Company’s board of directors approved this acquisition after obtaining independent appraisals.

(2)   These properties were purchased from joint venture entities in which the Company held partnership interests. The joint ventures were dissolved and proceeds were distributed to joint venture partners. No gain or loss was recognized on this transaction.

(3)   This property was purchased from a related party that is owned by certain members of the Company’s management team and a director. The independent members of the Company’s board of directors approved this acquisition after obtaining independent appraisals.

(4)   The Company acquired its partner’s joint venture interest at investment value in this development property.

6.                 INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures at December 31, 2006 and 2005 consist of the following:

	Excess Profit	Equity	Investment balance at
	Participation %	Ownership %	December 31, 2006	December 31, 2005
Extra Space West One LLC (“ESW”)	40%	5%	$ 1,918	$ 2,070
Extra Space Northern Properties Six, LLC (“ESNPS”)	35%	10%	1,757	1,929
PRISA Self Storage LLC (“PRISA”)	17%	2%	13,393	13,824
PRISA II Self Storage LLC (“PRISA II”)	17%	2%	10,821	11,187
PRISA III Self Storage LLC (“PRISA III”)	20%	5%	4,534	4,954
VRS Self Storage LLC (“VRS”)	20%	5%	4,547	4,740
WCOT Self Storage LLC (“WCOT”)	20%	5%	5,287	5,052
Storage Portfolio I, LLC (“SP I”)	40%	25%	19,260	20,346
Storage Portfolio Bravo II (“SPB II”)	45%	20%	15,264	15,753
Other minority owned properties	10-50%	10-50%	11,334	11,043
			$ 88,115	$ 90,898

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

Equity in earnings of real estate ventures for the years ended December 31, 2006, 2005, and 2004 consists of the following:

	2006	2005	2004
Equity in earnings of ESW	$ 1,351	$ 1,171	$ 935
Equity in earnings of ESE	—	—	19
Equity in earnings of ESNPS	166	135	3
Equity in earnings of PRISA	528	265	—
Equity in earnings of PRISA II	448	210	—
Equity in earnings of PRISA III	124	70	—
Equity in earnings of VRS	158	79	—
Equity in earnings of WCOT	151	68	—
Equity in earnings of SP I	949	413	—
Equity in earnings of SPB II	786	319	—
Equity in earnings of other minority owned properties	32	440	430
	$ 4,693	$ 3,170	$ 1,387

Equity in earnings of SP I and SPB II includes the amortization of the Company’s excess purchase price of approximately $22 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

Combined, condensed unaudited financial information of ESE, ESW, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, SP I and SPB II as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004, follows:

	December 31,
Balance Sheets:	2006	2005
Assets:
Net real estate assets	$2,142,970	$1,971,972
Other	53,140	77,037
	$2,196,110	$2,049,009
Liabilities and members’ equity:
Borrowings	$522,790	$434,539
Other liabilities	52,776	43,007
Members’ equity	1,620,544	1,571,463
	$2,196,110	$2,049,009

	Years ended December 31,
Statements of Income:	2006	2005	2004
Rents and other income	$282,212	$157,558	$34,821
Expenses	210,222	99,211	13,112
Net income	$71,990	$58,347	$21,709

Information (unaudited) related to the real estate ventures’ debt at December 31, 2006 is set forth below:

		Current	Debt
	Loan Amount	Interest Rate	Maturity
ESW—Fixed	$16,650	4.59%	July 2010
ESNPS—Fixed	34,500	5.27%	June 2015
PRISA III—Fixed	145,000	4.97%	August 2012
VRS—Fixed	52,100	4.76%	August 2012
WCOT—Fixed	92,140	4.76%	August 2012
SPB II—Fixed	67,400	4.83%	July 2009
SP I—Fixed	115,000	4.62%	April 2011
Other	84,136	various	various

7.                 NOTES RECEIVABLE

Notes receivable relate to construction advances SUSA had offered to certain franchisees. The notes were collateralized by the franchised properties and had terms up to five years. Interest payments were generally due monthly on the notes during the first two years of the term, with amortization of principal generally commencing in the third year based upon a 25-year schedule with the balance due at the due date. The loans bore interest based on a spread over the prime interest rate of 0.5% to 1.0%. Typically, advances represented 70% - 90% of the anticipated cost of the project.

Management periodically assessed historical payment history, payment status, prevailing economic and business conditions, specific loan terms and other relevant factors to determine whether any notes receivable should be placed on non-accrual status or otherwise adjusted for impairment. At December 31, 2006, all of these notes receivable had been repaid.

8.                 OTHER ASSETS

Other assets at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Equipment and fixtures	$11,083	$9,389
Less: accumulated depreciation	(6,564)	(4,977)
Deferred financing costs, net	10,511	12,151
Prepaid expenses and escrow deposits	5,139	5,114
Accounts receivable, net	9,373	8,179
Investments in Trusts	3,590	3,590
Other	224	352
	$33,356	$33,798

9.                 NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 1, 2008 and September 1, 2016.	$743,511	$652,980

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 0.66% (6.01% and 5.05% at December 31, 2006 and December 31, 2005, respectively) and LIBOR plus 2.75% (8.10% and 7.14% at December 31, 2006 and December 31, 2005, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between August 2, 2007 and October 31, 2009.

	85,073	94,213
	$828,584	$747,193

The following table summarizes the scheduled maturities of notes payable at December 31, 2006:

1/1/07 - 12/31/07	$9,471
1/1/08 - 12/31/08	12,316
1/1/09 - 12/31/09	289,644
1/1/10 - 12/31/10	113,400
1/1/11 - 12/31/11	68,400
Thereafter	335,353
$828,584

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at December 31, 2006.

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

The estimated fair value of the Swap Agreement at December 31, 2006 and 2005 was reflected as an other liability of $1,925 and $2,151, respectively. For the year ended December 31, 2006 interest expense has been increased by $802 as a result of the Swap Agreement. For the year ended December 31, 2005, interest expense has been reduced by $70 as a result of the Swap Agreement.

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

11.          LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10.0 million swingline sub-facility (the “Credit Facility”).

The Credit Facility has an interest rate of 175 basis points over LIBOR (7.10% and 6.14% at December 31, 2006 and 2005, respectively). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of December 31, 2006, the Credit Facility had approximately $81.0 million of capacity based on the assets collateralizing the Credit Facility. The outstanding principal balance on the line of credit at December 31, 2006 and 2005 was $0. The maturity date on the line of credit is September 2007. The Credit Facility is collateralized by mortgages on certain real estate assets.

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

Prior to the buyout of the Predecessor’s joint venture partners (entities controlled by Equibase Mini Warehouse), the Predecessor and/or a significant unit holder provided certain financial guarantees to the secured lender (generally providing for performance under the loan, including principal and interest payments), or to support a put right on a portion of the joint venture partner’s interest after a fixed period (generally either three or five years), that effectively provided for a return on and of the preferred portion of their investment. In addition, after a fixed period (generally either three or five years), the joint venture had the right to redeem the preferred capital at an amount equal to its unreturned contribution plus any accrued preferred return. Upon exercise of the put or call on the preferred portion of their investment, the joint venture investors would continue to hold their residual equity interests. As a result of the put rights and guarantees, the Predecessor consolidated the properties and related debt until the put rights and guarantees were satisfied or have expired. The financial guarantees to the secured lender would generally expire upon satisfaction of the related loan at maturity or refinancing. The put rights and related guarantees had no stated maturity and would only expire upon exercise or through redemption of the preferred interests through a capital event.

On August 17, 2004, the Company completed the acquisition of joint venture interests held by Equibase Mini Warehouse and its affiliates in seven joint ventures, which owned an aggregate of 30 self-storage properties, for an aggregate of approximately $35,800 in cash and 114,928 OP units issued by the Operating Partnership valued at $1,437.

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

During the year ended December 31, 2004, the Company reflected interest expense on the putable preferred interests of $4,227, including amortization of discounts ascribed at issuance of $1,043. No interest expense related to putable preferred interests was recorded during the years ended December 31, 2006 or 2005.

13.          OTHER LIABILITIES

Other liabilities at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Deferred rental income	$9,224	$7,322
Accrued interest	3,990	3,413
Accrued taxes and security deposits	2,847	1,618
Fair value of interest rate swap	1,925	2,151
SUSA lease obligation liability	2,838	3,068
Property insurance payable	3,123	2,299
Other liabilities	8,151	3,914
	$32,098	$23,785

As a result of the acquisition of SUSA in 2005, the Company recorded restructuring liabilities of $4,638 relating to the assumption of a lease for a facility that will no longer be used in the Company’s operations and $2,441 for severance costs related to terminated employees of the prior business.

The following table sets forth the restructuring activity during the year ended December 31, 2006:

	Accrued			Accrued
	restructuring			restructuring
	liabilities at			liabilities at
	December 31,			December 31,
	2005	Cash Paid	Adjustments	2006
Facility exit costs	$3,068	$(230)	$—	$2,838
Severance costs	380	(1,547)	1,167	—
Total	$3,448	$(1,777)	$1,167	$2,838
Allocated to:
Continuing operations	$3,448	$(1,777)	$1,671	$2,838
Discontinued operations	—	—	—	—
	$3,448	$(1,777)	$1,167	$2,838

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

Management fee revenue for related party and affiliated real estate joint ventures for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

Entity	Type	2006	2005	2004
ESE	Affiliated real estate joint ventures	$—	$—	$95
ESW	Affiliated real estate joint ventures	413	374	511
ESNPS	Affiliated real estate joint ventures	422	397	382
PRISA	Affiliated real estate joint ventures	5,057	2,391	—
PRISA II	Affiliated real estate joint ventures	4,081	1,913	—
PRISA III	Affiliated real estate joint ventures	1,843	871	—
VRS	Affiliated real estate joint ventures	1,118	514	—
WCOT	Affiliated real estate joint ventures	1,464	688	—
SP I	Affiliated real estate joint ventures	1,221	548	—
SPB II	Affiliated real estate joint ventures	1,032	477	—
ESD	Related party	518	292	26
	Franchisees, third parties and other	3,714	2,185	637
		$20,883	$10,650	$1,651

Acquisition and development fee revenue for related party and affiliated real estate joint ventures for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

Entity	Type	2006	2005	2004
ESW	Affiliated real estate joint ventures	$—	$—	$161
Everest	Affiliated real estate joint ventures	114	260	235
Yancy	Affiliated real estate joint ventures	49	444	—
ESD	Related party	109	288	804
		$272	$992	$1,200

During the year ended December 31, 2004, management fee expense of $2,775 was recorded for services provided to support the Company’s and the Predecessor’s self-storage facilities by Extra Space Management, Inc. (“ESMI”), a corporation that shared common ownership with the Predecessor, including stockholders who were officers of the Predecessor. Under this agreement, ESMI provided employees who supported the operations of existing self-storage facilities and the acquisition and development of new self-storage facilities by the Predecessor. On March 31, 2004, the Predecessor purchased all of the outstanding common stock of ESMI for its net book value of $184. ESMI had equipment and fixtures of $256, other assets of $736 and liabilities of $808.

Receivables from related parties and affiliated real estate joint ventures balances as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Receivables:
Development fees	$2,633	$2,552
Other receivables from properties	13,247	16,418
Receivables from Prudential relating to SUSA acquisition	—	4,713
	$15,880	$23,683

Development fees receivable consist of amounts due for development services from third parties and unconsolidated joint ventures. Other receivables from properties consist of amounts due for expenses paid on behalf of the properties that the Company manages and management fees. Receivables from Prudential relating to SUSA acquisition represented amounts receivable from Prudential for general and administrative expenses, severance paid, and lease expenses paid relating to the SUSA acquisition. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2006 and 2005.

On January 1, 2004, the Predecessor distributed its equity ownership in Extra Space Development LLC (“ESD”), a consolidated subsidiary, to its Class A members. ESD owned 13 early-stage development properties, two parcels of undeveloped land, and a note receivable. The net book value of the distributed properties and related liabilities was approximately $15,000. The Predecessor retained a receivable of $6,212 from ESD and recorded a net distribution of $9,000. In September 2004, ESD repaid the amounts due the Company using funds obtained through new loans on unencumbered properties. The Predecessor was required to continue consolidating certain properties due to financial guarantees. Concurrent with the initial public offering, the Company was released from all guarantees, and the properties were deconsolidated as of August 16, 2004.

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

On January 1, 2004, the Predecessor distributed the $4,493 (including accrued interest of $438) note receivable from Centershift, related party software service provider, which is partially owned by a certain director and members of management of the Company, to its Class A members. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2006, 2005 and 2004, the Company paid Centershift $824, $739 and $441, respectively, relating to the purchase of software and to license agreements.

15.          MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company through ESS Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.40% majority ownership interest therein as of December 31, 2006. The remaining ownership interests in the Operating Partnership of 5.60% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company. The Company and Operating Partnership were formed to continue to operate and expand the business of the Predecessor.

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

During September 2006, the Company issued 182,828 Operating Partnership units valued at $3.1 million in conjunction with the acquisition of a property in Rockville, Maryland. During July 2006, 200,000 Operating Partnership units were redeemed in exchange for common stock. As of December 31, 2006, the Operating Partnership had 3,808,615 and 200,046 OP units and CCUs outstanding, respectively.

On July 14, 2005, the Company issued 1,470,149 OP units valued at $21.6 million in conjunction with the SUSA acquisition. On September 9, 2005 and November 2, 2005, 350,000 and 50,000 OP units were redeemed in exchange for common stock, respectively.

Unlike the OP units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into OP Units. Initially, each CCU will be convertible on a one-for-one basis into OP Units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company calculates the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to OP units will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled.

While any CCUs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve the sale of any of the 14 wholly-owned early-stage lease-up properties.

No CCUs had been converted as of December 31, 2006. Based on the performance of the properties as of December 31, 2006, 2,693 CCUs became eligible for conversion. The board of directors approved the conversion of these CCUs on February 1, 2007 as per the Company’s Articles of Incorporation, and the units were issued on February 5, 2007.

16.          REDEEMABLE MINORITY INTEREST—FIDELITY

Through December 31, 2003, the Predecessor, through a consolidated subsidiary, Extra Space Properties Four, LLC, had received net cash proceeds of $14,156 (net of transaction costs of $1,403) from FREAM No. 39, LLC and Fidelity Pension Fund Real Estate Investments (collectively, “Fidelity”). The Predecessor was accreting the discount related to the transaction costs over the five-year period ended November 25, 2006, the first date the investment was redeemable by Fidelity.

This investment earned a 22% preferred return, of which 9% was payable quarterly with the remainder payable upon redemption. The earliest date at which the investment could be repaid without penalty at the option of the Predecessor was November 25, 2004. The investment was redeemable November 25, 2006 at the option of Fidelity.

On September 9, 2004, the Operating Partnership completed its acquisition of the preferred equity interest held by Fidelity in Extra Space Properties Four LLC. This interest was acquired for approximately $21,530 in cash, which included the preferred return through November 25, 2004. The Company recorded a loss on early redemption of $1,478.

17.          STOCKHOLDERS’ AND MEMBERS’ EQUITY

Stockholders’ Equity

On September 25, 2006, the Company closed a public common stock offering of 12,075,000 shares at an offering price of $17.00 per share, for aggregate gross proceeds of $205,275. Transaction costs were $10,374, resulting in net proceeds of $194,901.

On December 9, 2005, the Company closed a public common stock offering of 13,800,000 shares at an offering price of $14.57 per share, for aggregate gross proceeds of $201.1 million. Transaction costs were $10.9 million, resulting in net proceeds of $190.2 million. The proceeds were used to repay outstanding bridge and other loans and for general corporate purposes, including potential acquisitions and debt repayment.

On June 20, 2005, the Company completed a private placement of 6,200,000 shares of its common stock at an offering price of $13.47 per share, for aggregate gross proceeds of $83.5 million. Transaction costs were $2.2 million, resulting in net proceeds of $81.3 million. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. Pursuant to the terms of the registration rights agreement, the Company filed a registration statement covering the shares on September 22, 2005. The registration statement was deemed effective on November 14, 2005.

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2006, 64,167,098 shares of common stock were issued and outstanding, 3,888,843 CCSs were issued and outstanding and no shares of preferred stock were issued or outstanding.

All stockholders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

Unlike the Company’s shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company’s common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company calculates the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCSs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock.

While any CCSs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve the sale of any of the 14 wholly-owned early-stage lease-up properties.

No CCSs had been converted as of December 31, 2006. Based on the performance of the properties as of December 31, 2006, 52,349 CCSs became eligible for conversion. The board of directors approved the conversion of these CCSs on February 1, 2007 as per the Company’s Articles of Incorporation, and the shares were issued on February 5, 2007.

Members’ Equity

Members’ profits, losses and distributions of the Predecessor were allocated in accordance with the terms of the Predecessor’s operating agreement, as amended. Member unit holders included members of management. Member interests were divided into four classes of units.

Class A units were common units with voting rights and no par value. There were also non-voting Class A units held by certain employees. During April 2004, the Predecessor granted 4,019,837 Class A Units, valued at $0.30 per unit, to certain employees, resulting in a compensation charge of $1,205. All Class A units were redeemed or converted to common stock as of August 17, 2004 at the option of the holder.

Class B units were preferred units with a par value of $1.00. These units were non-convertible, non-voting and earned a 9% preferred return (non-compounding) with no current dividend paid. The 9% preferred return was paid based upon available funds, including upon liquidation or termination. All Class B units were redeemed or converted to common stock as of August 17, 2004 at the option of the holder.

Class C units were preferred units with a par value of $1.00. These units were non-convertible, non-voting and earned a 9% preferred return with current dividends paid quarterly. All Class C units were redeemed or converted to common stock as of August 17, 2004 at the option of the holder.

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

18.          STOCK-BASED COMPENSATION

As of December 31, 2006, the Company had authorized 8,800,000 shares of common stock for issuance under the Company’s two stock compensation plans: (1) the 2004 Long-Term Incentive Compensation Plan, and (2) the 2004 Non-Employee Directors’ Share Plan.

Under the terms of the Plans, the exercise price of an option shall be determined by the Compensation, Nominating and Governance Committee and reflected in the applicable award agreement. All option grants have been issued at the five day average close price prior to the date of the grant. Each option will be exercisable after the period or periods specified in the award agreement (typically four years), which will generally not exceed 10 years from the date of grant. Options will be exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, such stock options shall vest ratably over a four-year period beginning on the date of grant.

Also as defined under the terms of the Plans, restricted stock grants may be awarded. The stock grants are subject to a performance or vesting period over which the restrictions are lifted and the stock certificates are given to the grantee. During the performance or vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the plan, however, has the ability to vote the shares and receive the dividends paid on the shares. The forfeiture and transfer restriction on the shares lapse over a two to four year period beginning on the date of grant.

Option Grants to Employees

As of December 31, 2006, 5,143,286 shares were available for issuance under the 2004 Long-Term Incentive Compensation Plan. A summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average Exercise	Remaining	Value as of
Options	Number of Shares	Price	Contractual Life	December 31, 2006
Outstanding at January 1, 2004	—	$0.00
Granted	1,680,000	12.50
Forfeited	(112,000)	12.50
Outstanding at December 31, 2004	1,568,000	12.50
Granted	1,659,049	15.17
Exercised	(35,651)	12.50
Forfeited	(144,875)	13.66
Outstanding at December 31, 2005	3,046,523	13.89
Granted	161,914	15.48
Exercised	(259,700)	13.11
Forfeited	(384,174)	14.92
Outstanding at December 31, 2006	2,564,563	$13.92	8.00	$11,140,085
Vested and Expected to Vest	2,321,346	$13.87	0.85	$10,184,741
Ending Exercisable	797,217	$13.43	7.82	$3,849,063

The weighted average fair value of stock options granted in 2006, 2005 and 2004 was $1.78, $1.25 and $1.09, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	24%	21%	22%
Dividend yield	5.5%	6.9%	7.3%
Risk-free interest rate	4.7%	3.7%	3.5%
Average expected term (years)	5	5	5

A summary of stock options outstanding and exercisable as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
12.50 - 13.50	1,286,899	7.65	$12.53	536,274	$12.51
13.51 - 14.50	179,000	8.47	14.05	34,625	14.03
14.51 - 15.50	293,125	8.85	15.04	42,000	14.99
15.51 - 16.50	773,625	8.09	15.65	184,318	15.64
16.51 - 17.50	31,914	9.27	16.70	—	—
	2,564,563	8.00	$13.92	797,217	$13.43

Total compensation expense of $798 was recorded relating to outstanding options for the year ended December 31, 2006. The total compensation cost related to non-vested stock options not yet recognized was approximately $1.8 million and the weighted-average period over which the total compensation cost related to non-vested stock options is expected to be realized is 2.22 years. Total cash received in 2006 related to option exercises was $934.

The following pro-forma information as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006:

	Year ended December 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(4,966)	$(25,698)
Add: Stock-based compensation expense included in reported net loss attributable to common stockholders	601	—
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1,261)	(129)
Pro forma net loss	$(5,626)	$(25,827)
Loss per common share
Basic and diluted—as reported	$(0.14)	$(1.68)
Basic and diluted—pro forma	$(0.16)	$(1.69)

Common Stock Granted to Employees and Directors

Throughout 2006 and in July 2005, the Company granted 50,300 and 190,000 shares respectively of common stock to certain employees, without monetary consideration under the Company’s 2004 Long-Term Incentive Compensation Plan.

On May 15, 2006, the Company’s Board of Directors approved the issuance of 12,000 shares of common stock without monetary consideration under the Company’s 2004 Non-Employee Directors’ Share Plan to certain of its directors for services performed.

The Company recorded $927 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the year ended December 31, 2006. For the year ended December 31, 2005, the Company recorded $601 of expense in general and administrative expense related to outstanding shares of common stock granted to employees.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee and director share grant activity for the years ended December 31, 2006 and 2005 is as follows:

		Weighted-
		Average Grant-
Restricted Stock Grants	Shares	Date Fair Value
Unreleased at January 1, 2005	—	$—
Granted	190,000	15.66
Released	(16,250)	15.66
Unreleased at December 31, 2005	173,750	15.66
Granted	62,300	16.42
Released	(46,250)	15.68
Cancelled	(33,500)	15.71
Unreleased at December 31, 2006	156,300	$15.94

19. EMPLOYEE BENEFIT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For 2006, the Company made matching contributions to the plan of $772 based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.

20. GAIN ON SALE OF REAL ESTATE ASSETS

On January 30, 2006, the Company sold an excess parcel of vacant land in Lanham, Pennsylvania for its book value of $728. There was no gain or loss recognized on the sale.

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

21. SEGMENT INFORMATION

The Company operates in two distinct segments; (1) property management and development and (2) rental operations. Financial information for the Company’s business segments are set forth below:

	For the Year Ended December 31,
	2006	2005	2004
Statement of Operations
Total revenues
Property management and development	$26,271	$14,088	$3,064
Rental operations	170,993	120,640	62,656
	$197,264	$134,728	$65,720
Operating expenses, including depreciation and amortization
Property management and development	$39,055	$25,762	$13,519
Rental operations	98,557	76,612	41,303
	$137,612	$102,374	$54,822
Income (loss) before interest, minority interests, equity in earnings of real estate ventures and gain on sale of real estate assets
Property management and development	$(12,784)	$(11,674)	$(10,455)
Rental operations	72,436	44,028	21,353
	$59,652	$32,354	$10,898
Interest expense
Property management and development	$(829)	$(911)	$329
Rental operations	(50,124)	(41,638)	31,685
	$(50,953)	$(42,549)	$32,014
Interest income
Property management and development	$2,469	$1,625	$251
Minority interest—Operating Partnership and other
Property management and development	$(985)	$434	$(733)
Gain on sale of real estate assets
Property management and development	$—	$—	$1,749
Equity in earnings of real estate ventures
Rental operations	$4,693	$3,170	$1,387
Net income (loss)
Property management and development	$(12,129)	$(10,526)	$(9,517)
Rental operations	27,005	5,560	(8,945)
	$14,876	$(4,966)	$(18,462)
Depreciation and amortization expense
Property management and development	$858	$356	$315
Rental operations	36,314	30,649	15,237
	$37,172	$31,005	$15,552
Statement of Cash Flows
Acquisition of real estate assets
Property management and development	$(174,305)	$(79,227)	$(245,717)
Acquisition of Storage USA
Property management and development	$—	$(530,972)	$—
Development and construction of real estate assets
Property management and development	$(34,782)	$(20,204)	$(19,487)

Balance Sheet	December 31, 2006	December 31, 2005
Investment in real estate ventures
Rental operations	$88,115	$90,898
Total assets
Property management and development	$223,402	$179,770
Property operations	1,446,423	1,240,422
	$1,669,825	$1,420,192

22. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease on its corporate offices and owns nine self-storage facilities that are subject to ground leases. At December 31, 2006, future minimum rental payments under these non-cancelable operating leases are as follows:

2007	$4,634
2008	4,459
2009	4,342
2010	4,266
2011	3,597
Thereafter	20,631
$41,929

The monthly rental amount for one of the ground leases is the greater of a minimum amount or a percentage of gross monthly receipts. The Company recorded rent expense of $2,641, $2,591, and $1,332 related to these leases in the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has guaranteed two construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, and Chicago, Illinois. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004 and July 2005, respectively. At December 31, 2006, the total amount of guaranteed mortgage debt relating to these joint ventures was $13,022 (unaudited). These mortgage loans mature December 1, 2007 and July 28, 2008, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at December 31, 2006 is $16,656 (unaudited). The Company has recorded no liability in relation to this guarantee as of December 31, 2006. The fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of December 31, 2006, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against its properties.

23. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenues	$45,370	$48,531	$51,188	$52,175
Total expenses	$34,214	$33,665	$34,661	$35,072
Net income	$738	$3,092	$4,307	$6,739
Net income attributable to common stockholders	$738	$3,092	$4,307	$6,739
Net income—basic	$0.01	$0.06	$0.08	$0.11
Net income—diluted	$0.01	$0.06	$0.07	$0.10

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Total revenues	$22,908	$24,551	$42,346	$44,923
Total expenses	$17,692	$18,742	$33,014	$32,926
Net loss	$(640)	$(1,220)	$(2,859)	$(247)
Net loss attributable to common stockholders	$(640)	$(1,220)	$(2,859)	$(247)
Net loss—basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.00)

24. SUBSEQUENT EVENTS

On January 11, 2007, the Company purchased one self-storage facility located in Maryland from an unrelated franchisee for cash of $14,297.

On January 5, 2007, the Company purchased one self-storage facility located in Tennessee from an unrelated franchisee for cash of $3,607.

On January 2, 2007, the Company purchased one self-storage facility located in Arizona from a related joint venture for cash of $4,299.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

	Building and	Land costs	Building costs			Gross carrying amount at December 31, 2006		Date acquired
Land	improvements	subsequent	subsequent	Land	Building	Building and	Accumulated	or development

Property Name	State	Debt	initial cost	initial cost	to acquisition	to acquisition	Adjustment	Notes	Adjustment	Notes	Land	improvements	Total	depreciation	completed
Mesa	AZ	$ 1,507	$ 849	$ 2,547	$ —	$ 28	$ —		$ —		$ 849	$ 2,575	$ 3,424	$ 160	Aug-04
Phoenix	AZ	7,400	1,441	7,982	—	88	—		—		1,441	8,070	9,511	311	Jul-05
Peoria	AZ	3,691	652	—	—	4,099	—		—		652	4,099	4,751	55	Apr-06
Phoenix	AZ	—	552	3,530	—	7	—		—		552	3,537	4,089	48	Jun-06
Casitas	CA	4,499	1,431	2,976	—	23	180	(a)	374	(a)	1,611	3,373	4,984	545	Mar-00
Oakland	CA	4,383	—	3,777	—	130	—		494	(a)	—	4,401	4,401	729	Apr-00
Inglewood	CA	4,342	1,379	3,343	—	203	150	(a)	377	(a)	1,529	3,923	5,452	635	Aug-00
Burbank	CA	8,630	3,199	5,082	—	103	419	(a)	672	(a)	3,618	5,857	9,475	908	Aug-00
Pico Rivera	CA	4,513	1,150	3,450	—	20	—		—		1,150	3,470	4,620	453	Aug-00
Stockton	CA	3,240	649	3,272	—	30	—		—		649	3,302	3,951	396	May-02
Whittier	CA	2,544	—	2,985	—	8	—		—		—	2,993	2,993	346	Jun-02
Fontana	CA	3,440	961	3,846	—	59	39	(a)	158	(a)	1,000	4,063	5,063	440	Sep-02
Tracy D	CA	—	778	2,638	—	38	133	(a)	447	(a)	911	3,123	4,034	273	Jul-03
Fontana	CA	—	1,246	3,356	—	97	54	(a)	146	(a)	1,300	3,599	4,899	292	Oct-03
Manteca	CA	3,777	848	2,543	—	34	—		—		848	2,577	3,425	200	Jan-04
Tracy A	CA	—	946	1,937	—	10	—		—		946	1,947	2,893	183	Apr-04
Claremont	CA	2,624	1,472	2,012	—	16	—		—		1,472	2,028	3,500	135	Jun-04
San Bernardino	CA	3,376	1,213	3,061	—	40	—		—		1,213	3,101	4,314	206	Jun-04
Torrance	CA	6,960	3,710	6,271	—	90	—		—		3,710	6,361	10,071	430	Jun-04
Livermore	CA	4,920	1,134	4,615	—	9	—		—		1,134	4,624	5,758	307	Jun-04
Richmond	CA	4,696	953	4,635	—	124	—		—		953	4,759	5,712	315	Jun-04
Hawthorne	CA	3,840	1,532	3,871	—	71	—		—		1,532	3,942	5,474	268	Jun-04
Glendale	CA	4,480	—	6,084	—	45	—		—		—	6,129	6,129	408	Jun-04
Riverside	CA	2,681	1,075	4,042	—	114	—		—		1,075	4,156	5,231	252	Aug-04
Sherman Oaks	CA	17,204	4,051	12,152	—	70	—		—		4,051	12,222	16,273	716	Aug-04
Venice	CA	7,122	2,803	8,410	—	33	—		—		2,803	8,443	11,246	496	Aug-04
Palmdale	CA	—	1,225	5,379	—	65	—		—		1,225	5,444	6,669	271	Jan-05
Marina Del Rey	CA	18,400	4,248	23,549	—	126	—		—		4,248	23,675	27,923	867	Jul-05
Watsonville	CA	3,400	1,699	3,056	—	78	—		—		1,699	3,134	4,833	116	Jul-05
Hemet	CA	5,300	1,146	6,369	—	60	—		—		1,146	6,429	7,575	240	Jul-05
Chatsworth	CA	11,200	3,594	11,166	—	296	—		—		3,594	11,462	15,056	427	Jul-05
Sacramento	CA	4,200	852	4,720	—	201	—		—		852	4,921	5,773	183	Jul-05
Long Beach	CA	6,200	1,403	7,595	—	219	—		—		1,403	7,814	9,217	288	Jul-05
N Highlands	CA	2,200	696	2,806	—	358	—		—		696	3,164	3,860	123	Jul-05
Oceanside	CA	9,700	3,241	11,361	—	184	—		—		3,241	11,545	14,786	427	Jul-05
North Hollywood	CA	—	3,125	9,257	—	10	—		—		3,125	9,267	12,392	145	May-06

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

	Building and	Land costs	Building costs			Gross carrying amount at December 31, 2006		Date acquired
Land	improvements	subsequent	subsequent	Land	Building	Building and	Accumulated	or development

Property Name	State	Debt	initial cost	initial cost	to acquisition	to acquisition	Adjustment	Notes	Adjustment	Notes	Land	improvements	Total	depreciation	completed
San Bernardino	CA	4,112	750	—	—	5,126	—		—		750	5,126	5,876	16	Jun-06
Lancaster	CA	—	1,347	5,827	—	72	—		—		1,347	5,899	7,246	67	Jul-06
Arvada	CO	—	286	1,521	—	219	—		—		286	1,740	2,026	321	Sep-00
Denver	CO	—	602	2,052	—	148	143	(a)	512	(a)	745	2,712	3,457	409	Sep-00
Thornton	CO	—	212	2,044	—	285	36	(a)	389	(a)	248	2,718	2,966	438	Sep-00
Westminister	CO	—	291	1,586	—	247	8	(a)	48	(a)	299	1,881	2,180	314	Sep-00
Denver	CO	2,250	368	1,574	—	40	—		—		368	1,614	1,982	65	Jul-05
Parker	CO	—	800	4,549	—	2	—		—		800	4,551	5,351	33	Sep-06
Wethersfield	CT	—	709	4,205	—	52	—		—		709	4,257	4,966	476	Aug-02
Groton	CT	2,946	1,277	3,992	—	215	—		—		1,277	4,207	5,484	285	Jan-04
N. Lauderdale	FL	2,387	428	3,516	—	173	31	(a)	260	(a)	459	3,949	4,408	649	Aug-00
Forest Hill	FL	2,426	1,164	2,511	—	141	82	(a)	180	(a)	1,246	2,832	4,078	462	Aug-00
Fountainbleau	FL	4,416	1,325	4,395	—	184	114	(a)	388	(a)	1,439	4,967	6,406	823	Aug-00
Kendall	FL	8,089	5,315	4,305	—	106	544	(a)	447	(a)	5,859	4,858	10,717	774	Aug-00
Margate	FL	2,806	430	3,139	—	187	39	(a)	287	(a)	469	3,613	4,082	563	Aug-00
Military Trail	FL	2,602	1,312	2,511	—	139	104	(a)	204	(a)	1,416	2,854	4,270	471	Aug-00
North Miami	FL	5,848	1,256	6,535	—	113	—		—		1,256	6,648	7,904	444	Jun-04
Fort Myers	FL	5,082	1,691	4,711	—	38	—		—		1,691	4,749	6,440	290	Aug-04
Ft Lauderdale	FL	4,457	1,587	4,205	—	143	—		—		1,587	4,348	5,935	257	Aug-04
Madeira Beach	FL	4,857	1,686	5,163	—	24	—		—		1,686	5,187	6,873	313	Aug-04
Orlando	FL	5,290	1,216	5,008	—	36	—		—		1,216	5,044	6,260	308	Aug-04
Port Charlotte	FL	4,481	1,389	4,632	—	35	—		—		1,389	4,667	6,056	285	Aug-04
Riverview	FL	3,591	654	2,953	—	25	—		—		654	2,978	3,632	180	Aug-04
Valrico	FL	4,272	1,197	4,411	—	16	—		—		1,197	4,427	5,624	269	Aug-04
Hunters Creek	FL	8,200	2,233	9,223	—	28	—		—		2,233	9,251	11,484	428	Mar-05
Metro West	FL	6,400	1,474	6,101	—	8	—		—		1,474	6,109	7,583	285	Mar-05
Ocoee	FL	3,750	872	3,642	—	9	—		—		872	3,651	4,523	173	Mar-05
Waterford Lakes	FL	4,600	1,166	4,816	—	13	—		—		1,166	4,829	5,995	225	Mar-05
Greenacres	FL	—	1,463	3,244	—	15	—		—		1,463	3,259	4,722	152	Mar-05
Fort Myers	FL	4,400	1,985	4,983	—	259	—		—		1,985	5,242	7,227	195	Jul-05
Naples	FL	5,400	2,570	5,102	—	54	—		—		2,570	5,156	7,726	198	Jul-05
Tamiami	FL	6,100	2,979	5,351	—	144	—		—		2,979	5,495	8,474	204	Jul-05
West Palm Bch	FL	2,600	1,449	2,586	—	186	—		—		1,449	2,772	4,221	107	Jul-05
WPB	FL	4,000	1,752	4,909	—	171	—		—		1,752	5,080	6,832	193	Jul-05
Deland	FL	—	1,318	3,971	—	69	—		—		1,318	4,040	5,358	96	Jan-06
Venice	FL	7,096	1,969	5,903	—	96	—		—		1,969	5,999	7,968	143	Jan-06

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

	Building and	Land costs	Building costs			Gross carrying amount at December 31, 2006		Date acquired
Land	improvements	subsequent	subsequent	Land	Building	Building and	Accumulated	or development

Property Name	State	Debt	initial cost	initial cost	to acquisition	to acquisition	Adjustment	Notes	Adjustment	Notes	Land	improvements	Total	depreciation	completed
Tampa	FL	—	883	3,533	—	3	—		—		883	3,536	4,419	11	Nov-06
Cheshire	GA	8,169	3,737	8,333	—	45	—		—		3,737	8,378	12,115	510	Aug-04
Roswell	GA	2,813	1,665	2,028	—	22	—		—		1,665	2,050	3,715	124	Aug-04
Snellville	GA	5,210	2,691	4,026	—	62	—		—		2,691	4,088	6,779	249	Aug-04
Stone Mountain	GA	4,256	1,817	4,382	—	86	—		—		1,817	4,468	6,285	271	Aug-04
Meridian	GA	9,600	3,319	8,325	—	47	—		—		3,319	8,372	11,691	405	Feb-05
Stone Mountain	GA	2,097	925	3,505	—	49	—		—		925	3,554	4,479	134	Jul-05
Dacula	GA	3,879	1,993	3,001	—	42	—		—		1,993	3,043	5,036	72	Jan-06
Alpharetta	GA	2,938	1,893	3,161	—	55	—		—		1,893	3,216	5,109	31	Aug-06
Holcomb Bridge	GL	2,445	1,973	1,587	—	29	—		—		1,973	1,616	3,589	99	Aug-04
South Holland	IL	3,175	839	2,879	—	50	26	(a)	89	(a)	865	3,018	3,883	341	Oct-02
Crest Hill	IL	—	847	2,946	—	36	121	(a)	424	(a)	968	3,406	4,374	293	Jul-03
Chicago	IL	3,200	449	2,471	—	148	—		—		449	2,619	3,068	96	Jul-05
Chicago	IL	2,900	472	2,582	—	75	—		—		472	2,657	3,129	99	Jul-05
Chicago	IL	4,400	621	3,428	—	123	—		—		621	3,551	4,172	133	Jul-05
Wichita	KS	—	366	1,897	—	92	—		—		366	1,989	2,355	35	Apr-06
Louisville	KY	3,000	586	3,244	—	79	—		—		586	3,323	3,909	131	Jul-05
Louisville	KY	2,911	1,217	4,611	—	46	—		—		1,217	4,657	5,874	176	Jul-05
Louisville	KY	—	892	2,677	—	61	—		—		892	2,738	3,630	71	Dec-05
Metairie	LA	5,419	2,056	4,216	—	46	—		—		2,056	4,262	6,318	259	Aug-04
New Orleans	LA	7,927	4,058	4,325	—	88	—		—		4,058	4,413	8,471	267	Aug-04
Norwood	MA	—	2,160	2,336	—	1,207	61	(a)	95	(a)	2,221	3,638	5,859	431	Aug-99
Oxford	MA	1,608	482	1,762	—	76	46	(a)	168	(a)	528	2,006	2,534	364	Oct-99
Raynham	MA	3,640	588	2,270	—	72	82	(a)	323	(a)	670	2,665	3,335	310	May-00
Weymouth	MA	4,640	2,806	3,129	—	10	—		—		2,806	3,139	5,945	536	Sep-00
Northboro	MA	2,608	280	2,715	—	205	—		—		280	2,920	3,200	446	Feb-01
Somerville	MA	—	1,728	6,570	—	72	3	(a)	13	(a)	1,731	6,655	8,386	845	Jun-01
Lynn	MA	2,480	1,703	3,237	—	87	—		—		1,703	3,324	5,027	500	Jun-01
Dedham	MA	—	2,127	3,041	—	315	—		—		2,127	3,356	5,483	421	Mar-02
Kingston	MA	—	555	2,491	—	24	—		—		555	2,515	3,070	293	Oct-02
Milton	MA	6,459	2,838	3,979	—	315	—		—		2,838	4,294	7,132	439	Nov-02
Ashland	MA	—	474	3,324	—	129	—		—		474	3,453	3,927	382	Jun-03
Saugus	MA	—	1,725	5,514	—	225	—		—		1,725	5,739	7,464	552	Jun-03
North Bergen	MA	—	2,100	6,606	—	20	—		—		2,100	6,626	8,726	618	Jul-03
Quincy	MA	—	1,359	4,078	—	139	—		—		1,359	4,217	5,576	337	Feb-04
Dedham II	MA	—	2,443	7,328	—	190	—		—		2,443	7,518	9,961	572	Feb-04

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

	Building and	Land costs	Building costs			Gross carrying amount at December 31, 2006		Date acquired
Land	improvements	subsequent	subsequent	Land	Building	Building and	Accumulated	or development

Property Name	State	Debt	initial cost	initial cost	to acquisition	to acquisition	Adjustment	Notes	Adjustment	Notes	Land	improvements	Total	depreciation	completed
Waltham	MA	—	3,770	11,310	—	165	—		—		3,770	11,475	15,245	853	Feb-04
Woburn	MA	—	—	—	—	126	—		—		—	126	126	312	Feb-04
Cambridge	MA	—	—	—	—	78	—		—		—	78	78	178	Feb-04
Marshfield	MA	—	1,039	4,155	—	33	—		—		1,039	4,188	5,227	291	Mar-04
Foxboro	MA	3,680	759	4,158	—	41	—		—		759	4,199	4,958	779	May-04
Hudson	MA	2,800	806	3,122	—	72	—		—		806	3,194	4,000	594	May-04
Worcester	MA	1,784	896	4,377	—	1,693	—		—		896	6,070	6,966	733	May-04
Auburn	MA	3,680	918	3,728	—	24	—		—		918	3,752	4,670	601	May-04
Brockton	MA	2,440	647	2,762	—	19	—		—		647	2,781	3,428	373	May-04
Stoughton	MA	3,080	1,754	2,769	—	52	—		—		1,754	2,821	4,575	417	May-04
Plainville	MA	5,400	2,223	4,430	—	71	—		—		2,223	4,501	6,724	195	Jul-05
Everett	MA	3,750	692	2,129	—	75	—		—		692	2,204	2,896	82	Jul-05
Stoneham	MA	5,400	944	5,241	—	41	—		—		944	5,282	6,226	197	Jul-05
Worcester/Ararat	MA	52	1,350	—	—	4,363	—		—		1,350	4,363	5,713	14	Dec-06
Lanham	MD	—	3,346	10,079	—	541	(728)	(b)	—		2,618	10,620	13,238	784	Feb-04
Towson	MD	4,100	861	4,742	—	69	—		—		861	4,811	5,672	178	Jul-05
Bethesda	MD	12,800	—	18,331	—	92	—		—		—	18,423	18,423	677	Jul-05
Arnold	MD	9,500	2,558	9,446	—	36	—		—		2,558	9,482	12,040	354	Jul-05
Columbia	MD	8,400	1,736	9,632	—	83	—		—		1,736	9,715	11,451	359	Jul-05
Park Lawn	MD	12,680	4,596	11,328	—	89	—		—		4,596	11,417	16,013	84	Sep-06
Grandville	MI	1,700	726	1,298	—	84	—		—		726	1,382	2,108	53	Jul-05
Mt Clemens	MI	2,100	798	1,796	—	70	—		—		798	1,866	2,664	70	Jul-05
Halls Ferry	MO	2,342	631	2,159	—	109	59	(a)	205	(a)	690	2,473	3,163	408	Jun-00
Forest Park	MO	1,186	156	1,313	—	118	17	(a)	151	(a)	173	1,582	1,755	281	Jun-00
Grandview	MO	1,100	612	1,770	—	114	—		—		612	1,884	2,496	74	Jul-05
Merrimack	NH	3,752	754	3,299	—	40	63	(a)	279	(a)	817	3,618	4,435	390	Apr-99
Nashua	NH	—	—	755	—	14	—		—		—	769	769	29	Jul-05
Glen Rock	NJ	4,080	1,109	2,401	—	43	113	(a)	246	(a)	1,222	2,690	3,912	290	Mar-01
Lyndhurst	NJ	6,944	2,679	4,644	—	69	250	(a)	437	(a)	2,929	5,150	8,079	556	Mar-01
Metuchen	NJ	—	1,153	4,462	—	64	—		—		1,153	4,526	5,679	582	Dec-01
Edison	NJ	6,830	2,519	8,547	—	194	—		—		2,519	8,741	11,260	1,146	Dec-01
Egg Harbor	NJ	5,635	1,724	5,001	—	248	—		—		1,724	5,249	6,973	703	Dec-01
Hazlet	NJ	10,560	1,362	10,262	—	199	—		—		1,362	10,461	11,823	1,361	Dec-01
Howell	NJ	3,110	2,440	3,407	—	128	—		—		2,440	3,535	5,975	478	Dec-01
Old Bridge	NJ	5,862	2,758	6,450	—	264	—		—		2,758	6,714	9,472	901	Dec-01
Woodbridge	NJ	4,011	505	4,524	—	180	—		—		505	4,704	5,209	647	Dec-01

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

	Building and	Land costs	Building costs			Gross carrying amount at December 31, 2006		Date acquired
Land	improvements	subsequent	subsequent	Land	Building	Building and	Accumulated	or development

Property Name	State	Debt	initial cost	initial cost	to acquisition	to acquisition	Adjustment	Notes	Adjustment	Notes	Land	improvements	Total	depreciation	completed
Hoboken	NJ	8,206	2,687	6,092	—	59	—		—		2,687	6,151	8,838	709	Jul-02
Lawrenceville	NJ	11,946	3,402	10,230	—	170	—		—		3,402	10,400	13,802	782	Feb-04
Morrisville	NJ	—	2,487	7,494	—	985	—		—		2,487	8,479	10,966	642	Feb-04
Parlin	NJ	4,240	—	5,273	—	43	—		—		—	5,316	5,316	887	May-04
Lumberton	NJ	4,925	831	4,060	—	29	—		—		831	4,089	4,920	227	Dec-04
Bayville	NJ	5,300	1,193	5,312	—	79	—		—		1,193	5,391	6,584	286	Dec-04
Union	NJ	—	1,754	6,237	—	75	—		—		1,754	6,312	8,066	338	Dec-04
Avenel	NJ	8,080	1,518	8,037	—	22	—		—		1,518	8,059	9,577	400	Jan-05
Hackensack	NJ	9,500	2,283	11,234	—	290	—		—		2,283	11,524	13,807	418	Jul-05
Tom’s River	NJ	8,300	1,790	9,935	—	100	—		—		1,790	10,035	11,825	385	Jul-05
Linden	NJ	6,700	1,517	8,384	—	73	—		—		1,517	8,457	9,974	315	Jul-05
North Bergen	NJ	11,000	2,299	12,728	—	86	—		—		2,299	12,814	15,113	474	Jul-05
Parlin	NJ	6,700	2,517	4,516	—	252	—		—		2,517	4,768	7,285	194	Jul-05
Neptune	NJ	—	4,204	8,906	—	6	—		—		4,204	8,912	13,116	28	Nov-06
Lamont St.	NV	1,041	251	717	—	157	27	(a)	87	(a)	278	961	1,239	155	Feb-00
Las Vegas	NV	3,900	748	4,131	—	240	—		—		748	4,371	5,119	175	Jul-05
Plainview	NY	—	4,287	3,710	—	115	—		—		4,287	3,825	8,112	608	Dec-00
Nanuet	NY	3,792	2,072	4,644	—	67	—		—		2,072	4,711	6,783	593	Feb-02
Mt Vernon	NY	6,525	1,926	7,622	—	385	—		—		1,926	8,007	9,933	788	Nov-02
Fordham	NY	9,817	3,995	11,870	—	334	—		—		3,995	12,204	16,199	772	Aug-04
New Paltz	NY	5,000	2,059	3,715	—	54	—		—		2,059	3,769	5,828	150	Jul-05
Mt Vernon	NY	5,100	1,585	6,025	—	384	—		—		1,585	6,409	7,994	232	Jul-05
New York	NY	16,400	3,060	16,978	—	329	—		—		3,060	17,307	20,367	641	Jul-05
Kent	OH	1,500	220	1,206	—	86	—		—		220	1,292	1,512	55	Jul-05
Columbus	OH	2,900	483	2,654	—	265	—		—		483	2,919	3,402	116	Jul-05
Columbus	OH	1,500	374	2,059	—	35	—		—		374	2,094	2,468	85	Jul-05
Columbus	OH	3,800	601	3,336	—	52	—		—		601	3,388	3,989	129	Jul-05
Aloha	OR	6,200	1,221	6,262	—	32	—		—		1,221	6,294	7,515	241	Jul-05
Doylestown	PA	3,824	220	3,442	—	122	24	(a)	384	(a)	244	3,948	4,192	419	Nov-99
Banksville	PA	2,092	991	1,990	—	228	91	(a)	199	(a)	1,082	2,417	3,499	372	Aug-00
Philadelphia	PA	—	1,965	5,925	—	672	—		—		1,965	6,597	8,562	481	Feb-04
Penn Ave	PA	2,960	889	4,117	—	34	—		—		889	4,151	5,040	634	May-04
Kennedy	PA	2,544	736	3,173	—	27	—		—		736	3,200	3,936	514	May-04
Bensalem	PA	—	1,131	4,525	—	60	—		—		1,131	4,585	5,716	247	Dec-04
Philadelphia	PA	9,000	1,470	8,162	—	395	—		—		1,470	8,557	10,027	309	Jul-05
Bensalem	PA	—	750	3,015	—	57	—		—		750	3,072	3,822	61	Mar-06

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

	Building and	Land costs	Building costs			Gross carrying amount at December 31, 2006		Date acquired
Land	improvements	subsequent	subsequent	Land	Building	Building and	Accumulated	or development

Property Name	State	Debt	initial cost	initial cost	to acquisition	to acquisition	Adjustment	Notes	Adjustment	Notes	Land	improvements	Total	depreciation	completed
Johnston	RI	7,100	2,658	4,799	—	102	—		—		2,658	4,901	7,559	190	Jul-05
Charleston	SC	3,791	1,279	4,171	—	16	—		—		1,279	4,187	5,466	257	Aug-04
Columbia	SC	3,182	838	3,312	—	5	—		—		838	3,317	4,155	202	Aug-04
Goose Creek	SC	4,184	1,683	4,372	—	10	—		—		1,683	4,382	6,065	266	Aug-04
Summerville	SC	3,591	450	4,454	—	51	—		—		450	4,505	4,955	274	Aug-04
Memphis	TN	2,100	976	1,725	—	139	—		—		976	1,864	2,840	78	Jul-05
Memphis	TN	3,100	814	2,766	—	36	—		—		814	2,802	3,616	115	Jul-05
Cordova	TN	2,700	852	2,720	—	69	—		—		852	2,789	3,641	111	Jul-05
Cordova	TN	6,900	1,351	7,476	—	103	—		—		1,351	7,579	8,930	292	Jul-05
Nashville	TN	—	390	2,598	—	80	—		—		390	2,678	3,068	47	Apr-06
Arlington	TX	2,020	534	2,525	—	76	—		—		534	2,601	3,135	161	Aug-04
Austin	TX	3,944	870	4,455	—	40	—		—		870	4,495	5,365	278	Aug-04
Culebra	TX	2,068	1,269	1,816	—	49	—		—		1,269	1,865	3,134	115	Aug-04
Dallas	TX	6,332	4,432	6,181	—	63	—		—		4,432	6,244	10,676	384	Aug-04
Fort. Worth	TX	3,880	631	5,794	—	35	—		—		631	5,829	6,460	357	Aug-04
Grand Prairie	TX	2,204	551	2,330	—	23	—		—		551	2,353	2,904	144	Aug-04
Westchase	TX	1,812	253	1,496	—	26	—		—		253	1,522	1,775	95	Aug-04
Houston	TX	3,400	749	4,122	—	97	—		—		749	4,219	4,968	165	Jul-05
Austin	TX	2,400	1,105	2,313	—	69	—		—		1,105	2,382	3,487	106	Jul-05
Plano	TX	3,300	1,613	2,871	—	71	—		—		1,613	2,942	4,555	140	Jul-05
Dallas	TX	4,400	1,010	5,547	—	111	—		—		1,010	5,658	6,668	213	Jul-05
South Houston	TX	2,762	478	4,069	—	68	—		—		478	4,137	4,615	73	Apr-06
Dallas	TX	—	337	2,216	—	50	—		—		337	2,266	2,603	40	Apr-06
Houston	TX	5,047	2,596	8,735	—	74	—		—		2,596	8,809	11,405	155	Apr-06
Dallas	TX	—	1,980	12,501	—	62	—		—		1,980	12,563	14,543	196	May-06
Rowlette	TX	—	1,002	2,601	—	11	—		—		1,002	2,612	3,614	25	Aug-06
Allen	TX	—	901	5,553	—	2	—		—		901	5,555	6,456	17	Nov-06
Plano	TX	—	1,010	6,203	—	2	—		—		1,010	6,205	7,215	19	Nov-06
Plano	TX	—	614	3,775	—	2	—		—		614	3,777	4,391	12	Nov-06
Kearns	UT	2,520	642	2,607	—	103	—		—		642	2,710	3,352	178	Jun-04
Wethersfield	UT	4,000	1,349	4,372	—	47	—		—		1,349	4,419	5,768	167	Jul-05
West Valley City	UT	2,000	461	1,722	—	43	—		—		461	1,765	2,226	67	Jul-05
West Broad	VA	5,723	2,305	5,467	—	40	—		—		2,305	5,507	7,812	333	Aug-04
Falls Church	VA	6,200	1,259	6,975	—	73	—		—		1,259	7,048	8,307	262	Jul-05
Fred Oaks Rd	VA	5,100	2,067	4,261	—	52	—		—		2,067	4,313	6,380	169	Jul-05
Seattle	WA	7,400	2,727	7,241	—	95	—		—		2,727	7,336	10,063	272	Jul-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

	Building and	Land costs	Building costs			Gross carrying amount at December 31, 2006		Date acquired
Land	improvements	subsequent	subsequent	Land	Building	Building and	Accumulated	or development

Property Name	State	Debt	initial cost	initial cost	to acquisition	to acquisition	Adjustment	Notes	Adjustment	Notes	Land	improvements	Total	depreciation	completed
Lakewood	WA	4,600	1,917	5,256	—	43	—		—		1,917	5,299	7,216	117	Feb-06
Lakewood	WA	4,597	1,389	4,780	—	70	—		—		1,389	4,850	6,239	106	Feb-06
Tacoma	WA	—	1,031	3,103	—	53	—		—		1,031	3,156	4,187	70	Feb-06
Belmont	CA	4,557	3,500	—	—	—	—		—		3,500	—	3,500	—
Antelope	CA	—	1,525	—	—	—	—		—		1,525	—	1,525	—
LA Central Ave	CA	98	2,200	—	—	—	—		—		2,200	—	2,200	—
LA Pico/Union	CA	—	3,075	—	—	—	(75)	(c)	—		3,000	—	3,000	—
Thousand Oaks	CA	—	4,500	—	—	—	—		—		4,500	—	4,500	—
Pacoima	CA	—	3,050	—	—	—	—		—		3,050	—	3,050	—
Compton	CA	—	1,426	—	—	—	—		—		1,426	—	1,426	—
Santa Clara	CA	—	4,750	—	—	—	—		—		4,750	—	4,750	—
Simi Valley	CA	—	5,535	—	—	—	—		—		5,535	—	5,535	—
Lancaster	CA	—	1,425	—	—	—	—		—		1,425	—	1,425	—
Hialeah	FL	—	2,800	—	—	—	—		—		2,800	—	2,800	—
Gurnee	IL	108	1,374	—	—	—	—		—		1,374	—	1,374	—
Naperville	IL	—	2,800	—	—	—	—		—		2,800	—	2,800	—
Baltimore	MD	—	800	—	—	—	—		—		800	—	800	—
Edgewood	MD	—	1,000	—	—	—	—		—		1,000	—	1,000	—
Ewing	NJ	—	1,552	—	—	—	—		—		1,552	—	1,552	—
Miscellaneous other		3,138	849	2,202	—	738	—		—		849	2,940	3,789	291
Construction in progress		(1,925)	—	—	—	35,336	—		—		—	35,336	35,336	—
Intangible tenant relationships and lease rights		—	—	28,836	—	—	—		—		—	28,836	28,836	22,817
		$ 828,584	$ 359,313	$ 1,066,249	$ —	$ 74,709	$ 2,256		$ 8,483		$ 361,569	$ 1,149,441	$ 1,511,010	$ 93,619

(a)              Adjustments relate to the acquistion of joint venture partners interests

(b)             Adjustment relates to partial disposition of land

(c)              Adjustment relates to non-refundable deposit on potential sale

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

Activity in real estate facilities during the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Operating facilities
Balance at beginning of year	$1,260,211	$723,275	$286,718
Acquisitions	189,725	521,510	424,730
Improvements	12,445	3,977	3,285
Transfers from construction in progress	14,096	11,449	8,542
Dispositions and other	(803)	—	—
Balance at end of year	$1,475,674	$1,260,211	$723,275
Accumulated depreciation:
Balance at beginning of year	$58,252	$28,339	$12,284
Depreciation expense	35,367	29,913	12,454
Dispositions and other	—	—	3,601
Balance at end of year	$93,619	$58,252	$28,339
Construction in progress
Balance at beginning of year	$10,719	$1,963	$79,940
Current developent	38,915	22,005	19,487
Transfers to operating facilities	(14,096)	(11,449)	(8,542)
Dispositions and other	(202)	(1,800)	(88,922)
Balance at end of year	$35,336	$10,719	$1,963
Net real estate assets	$1,417,391	$1,212,678	$696,899

The aggregate cost of real estate for U.S. federal income tax purposes is $1,475,674.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None in 2006.

As previously reported in our report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2005, on April 18, 2005, we dismissed our auditors, PricewaterhouseCoopers LLP and appointed Ernst & Young LLP as our new independent auditors, effective April 19, 2005.

Item 9A.   Controls and Procedures

(i)    Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to our Chief Executive Officer and Chief Financial Officer.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(ii)   Internal Control over Financial Reporting

(a)   Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal conrol over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)   Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Extra Space Storage Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Extra Space Storage Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statement of operations, redeemable units and members’ and stockholders’ equity, and cash flows for the year ended December 31, 2006 of Extra Space Storage Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah
February 26, 2007

(c)   Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a- 15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

As required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by our Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Information required by this item is incorporated by reference to the information set forth under the captions “Item 1—Election of Directors,” “Executive Officers,” “Information about the Board of Directors and its Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

We have adopted a Code of Business Conduct and Ethics in compliance with rules of the Securities and Exchange Commission that applies to all of our personnel, including our Board of Directors, Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Code of Business Conduct and Ethics is available free of charge on the “Investor Info—Corporate Governance” section of our web site at www.extraspace.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our web site at the address and location specified above.

The Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on our website at the address and location specified above. Investors may obtain a free copy of the Code of Business Conduct and Ethics, the Corporate Governance Guidelines and the committee charters by contacting the Investor Relations Department at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, Attn: James Overturf or by telephoning (801) 562-5556.

Item 11.                 Executive Compensation

Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Voting—Principal Stockholders,” “Security Ownership of Directors and Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationship and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees”: and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 14.                 Principal Accountant Fees and Services

Information with respect to principal accountant fees and services is incorporated by reference to the information set forth under the caption “Item 2. Ratifications of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)            Documents filed as part of this report:

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.

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
10.25

Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).

10.26

Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).

10.27	Purchase and Sale Agreement, dated as of December 8, 2006 between Extra Space Storage LLC (Purchaser) and various limited partnerships affiliated with AAAAA Rent-A-Space (collectively, Sellers).
14.0	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-K filed on March 15, 2005).

16.1	PWC’s letter to the SEC on the Changes in Registrant’s Certifying Accountant (incorporated by reference from Exhibit 16.1 of Form 8-K filed on April 22, 2005).
21.1	Subsidiaries of the Company(1)
23.1	Consent of Ernst & Young LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2007	EXTRA SPACE STORAGE INC.
	By:	/s/ Kenneth M. Woolley
Kenneth M. Woolley Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2007	By:	/s/ Kenneth M. Woolley
Kenneth M. Woolley Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 28, 2007	By:	/s/ Kent W. Christensen
Kent W. Christensen Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 28, 2007	By:	/s/ P. Scott Stubbs
P. Scott Stubbs Senior Vice President Finance and Accounting (Principal Accounting Officer)
Date: February 28, 2007	By:	/s/ Joseph D. Margolis
Joseph D. Margolis Director
Date: February 28, 2007	By:	/s/ Spencer F. Kirk
Spencer F. Kirk Director
Date: February 28, 2007	By:	/s/ Roger B. Porter
Roger B. Porter Director
Date: February 28, 2007	By:	/s/ K. Fred Skousen
K. Fred Skousen Director