Form 10-K/A
period 2006-12-31
Extra Space Storage Inc.
filed 2007-03-20
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 is being filed to include the Extra Space Storage Non-Employee Director Plan as Exhibit 10.22 and the Employment Agreement, dated July 26, 2006, by and between Extra Space Storage Inc. and Karl Haas as Exhibit 10.28.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           Documents filed as part of this report:

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—”Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.

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

10.16	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (Incorporated by reference from Exhibit 10.16 of Form 10-K filed on March 15, 2005).
10.17	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.18	Purchase Agreement, by and between Extra Space Storage LLC and Fidelity Management Trust Company.(1)
10.19	Membership Interest Purchase Agreement, dated April 27, 2004, by and between Extra Space Storage LLC and Strategic Performance Fund-II, Inc.(1)
10.20	Promissory Note dated April 28, 2004 from Extra Space Storage payable to Strategic Performance Fund-II, Inc.(1)
10.21	Purchase and Sale Agreement, by and between Extra Space Storage LLC and Extra Space West One LLC.(1)
10.22	Extra Space Storage Non-Employee Director Plan.
10.23	Purchase Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.24	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.25

Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).

10.26

Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.2 of Form 8-K filed on August 2, 2005).

10.27

Purchase and Sale Agreement, dated as of December 8, 2006 between Extra Space Storage LLC (Purchaser) and various limited partnerships affiliated with AAAAA Rent-A-Space (collectively, Sellers) (incorporated by reference from Exhibit 10.27 of Form 10-K filed on February 28, 2007).

10.28	Employment Agreement, dated July 26, 2006, by and between Extra Space Storage Inc. and Karl Haas.
14.0	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-K filed on March 15, 2005).
16.1	PWC’s letter to the SEC on the Changes in Registrant’s Certifying Accountant (incorporated by reference from Exhibit 16.1 of Form 8-K filed on April 22, 2005).
21.1	Subsidiaries of the Company(1)

23.1	Consent of Ernst & Young LLP (incorporated by reference from our Annual Report on Form 10-K filed on February 28, 2007)
23.2	Consent of PricewaterhouseCoopers LLP (incorporated by reference from our Annual Report on Form 10-K filed on February 28, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2007	EXTRA SPACE STORAGE INC.
	By:	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer