Form 10-Q
period 2007-03-31
Extra Space Storage Inc.
filed 2007-05-09
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2007 was 64,375,757.

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

•                  the effect of competition from new self-storage facilities or other storage alternatives, which could cause rents and occupancy rates to decline;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,419,774	$1,382,055
Real estate under development	31,423	35,336
Net real estate assets	1,451,197	1,417,391

Investments in real estate ventures	92,515	88,115
Cash and cash equivalents	35,111	70,801
Short-term investments	286,360	—
Restricted cash	46,094	44,282
Receivables from related parties and affiliated real estate joint ventures	5,966	15,880
Other assets, net	34,367	33,356
Total assets	$1,951,610	$1,669,825

Liabilities, Minority Interests, and Stockholders’ Equity:
Notes payable	$873,710	$828,584
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	250,000	—
Line of credit	—	—
Accounts payable and accrued expenses	6,941	10,840
Other liabilities	30,138	32,098
Total liabilities	1,280,379	991,112

Minority interest in Operating Partnership	34,322	34,841
Other minority interests	333	317

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 64,304,353 and 64,167,098 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	644	642
Paid-in capital	823,348	822,181
Accumulated deficit	(187,416)	(179,268)
Total stockholders’ equity	636,576	643,555
Total liabilities, minority interests, and stockholders’ equity	$1,951,610	$1,669,825

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2007	2006

Revenues:
Property rental	$46,231	$39,175
Management and franchise fees	5,208	5,159
Tenant insurance	2,143	921
Development fees	55	50
Other income	139	65
Total revenues	53,776	45,370

Expenses:
Property operations	16,896	14,742
Tenant insurance	973	633
Unrecovered development and acquisition costs	250	318
General and administrative	9,240	9,245
Depreciation and amortization	8,796	9,276
Total expenses	36,155	34,214

Income before interest, minority interests and equity in earnings of real estate ventures	17,621	11,156

Interest expense	(13,396)	(11,985)
Interest income	1,448	482
Minority interest - Operating Partnership	(384)	(54)
Minority interests - Other	(16)	—
Equity in earnings of real estate ventures	1,197	1,139
Net income	$6,470	$738

Net income per common share
Basic	$0.10	$0.01
Diluted	$0.10	$0.01

Weighted average number of shares
Basic	64,058,756	51,593,729
Diluted	68,786,185	55,709,430

Cash dividends paid per common share	$0.23	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Equity
Balances at December 31, 2005	51,765,795	$518	$626,123	$(2,374)	$(144,139)	$480,128

Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(2,374)	2,374	—	—
Issuance of common stock, net of offering costs	12,075,000	121	194,780	—	—	194,901
Issuance of common stock upon the exercise of options	98,003	1	545	—	—	546
Issuance of common stock to board members	12,000	—	—	—	—	—
Restricted stock grants issued	49,800	—	—	—	—	—
Restricted stock grants cancelled	(33,500)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	1,725	—	—	1,725
Conversion of Operating Partnership units to common stock	200,000	2	1,809	—	—	1,811
Other adjustments	—	—	(427)	—	—	(427)
Net income	—	—	—	—	14,876	14,876
Dividends paid on common stock at $0.91 per share	—	—	—	—	(50,005)	(50,005)
Balances at December 31, 2006	64,167,098	642	822,181	—	(179,268)	643,555

Issuance of common stock upon the exercise of options	54,106	1	731	—	—	732
Restricted stock grants issued	30,800	—	—	—	—	—
Conversion of Contigent Conversion Shares to common stock	52,349	1	—	—	—	1
Compensation expense related to stock-based awards	—	—	436	—	—	436
Net income	—	—	—	—	6,470	6,470
Dividends paid on common stock at $0.2275 per share	—	—	—	—	(14,618)	(14,618)
Balances at March 31, 2007	64,304,353	$644	$823,348	$—	$(187,416)	$636,576

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$6,470	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,796	9,276
Amortization of deferred stock compensation	—	186
Amortization of deferred financing costs	632	608
Stock compensation expense	436	200
Gain allocated to minority interests	400	54
Distributions from real estate ventures in excess of earnings	681	1,303
Accrued interest on notes receivable	—	(251)
Changes in operating assets and liabilities:
Receivables from related parties	9,914	7,093
Other assets	4,095	3,035
Accounts payable	(3,899)	(5,935)
Other liabilities	(1,863)	(1,277)
Net cash provided by operating activities	25,662	15,030

Cash flows from investing activities:
Acquisition of real estate assets	(34,709)	(42,910)
Development and construction of real estate assets	(6,926)	(5,543)
Proceeds from sale of real estate assets	—	728
Investments in real estate ventures	(5,583)	(57)
Purchase of short-term investments	(286,360)	—
Change in restricted cash	(1,812)	1,615
Principal payments received on notes receivable	—	364
Purchase of equipment and fixtures	(259)	(241)
Net cash used in investing activities	(335,649)	(46,044)

Cash flows from financing activities:
Proceeds from exchangeable senior notes	250,000	—
Proceeds from notes payable, notes payable to trusts and line of credit	45,454	30,635
Principal payments on notes payable and line of credit	(692)	(4,049)
Deferred financing costs	(5,676)	(608)
Net proceeds from exercise of stock options	732	91
Dividends paid on common stock	(14,618)	(11,777)
Distributions to Operating Partnership units held by minority interests	(903)	(870)
Net cash provided by financing activities	274,297	13,422
Net decrease in cash and cash equivalents	(35,690)	(17,592)
Cash and cash equivalents, beginning of the period	70,801	28,653
Cash and cash equivalents, end of the period	$35,111	$11,061

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$12,018	$10,964

Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$502	$—
Investment in real estate ventures	(502)	—

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Amounts in thousands, except shares and per share data

1.              ORGANIZATION

Extra Space Storage Inc. (the “Company”) is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004 to own, operate, manage, acquire and develop self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or facilities held through a joint venture with third parties. At March 31, 2007, the Company had direct and indirect equity interests in 571 storage facilities located in 32 states and Washington, D.C.

The Company operates in two distinct segments: (1) property management, acquisition and development; and (2) rental operations. The Company’s property management and development activities include acquiring, managing, developing and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain amounts in the 2006 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation.  Such reclassification did not impact previously reported net income or accumulated deficit.

3.              NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using the treasury stock method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares (“CCS”), Contingent Conversion Units (“CCU”) and convertible Operating Partnership units) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income or loss is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.  For the three months ended March 31, 2007 and 2006, options outstanding of 420,456 and 281,988, Operating Partnership units of 3,810,261 and 3,825,787 and CCS/CCU shares of 471,047 and zero were dilutive, respectively.

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	March 31, 2007	December 31, 2006

Land	$374,453	$361,569
Buildings and improvements	1,118,028	1,085,269
Intangible assets - tenant relationships	25,829	25,436
Intangible lease rights	3,400	3,400
	1,521,710	1,475,674
Less: accumulated depreciation and amortization	(101,936)	(93,619)
Net operating real estate assets	1,419,774	1,382,055
Real estate under development	31,423	35,336
Net real estate assets	$1,451,197	$1,417,391

5.              PROPERTY ACQUISITIONS

The following table shows the Company’s acquisition of operating properties for the current year and does not include purchases of raw land or improvements made to existing assets:

					Loans		Other (Assets)		Number of
	Number of	Date of	Total	Cash	Receivable	Loan	or Liabilities	Value of OP	OP Units	Source of
Property Location(s)	Properties	Acquisition	Consideration	Paid	Settled	Assumed	Assumed, net	Units Issued	Issued	Acquisition
Tennessee	1	1/5/2007	3,684	3,672	—	—	12	—	—	Unrelated franchisee
Arizona	1	1/2/2007	4,693	4,527	—	—	166	—	—	Related joint venture
Maryland	1	1/11/2007	14,334	14,348	—	—	(14)	—	—	Unrelated franchisee
Florida	1	3/27/2007	6,320	6,257	—	—	63	—	—	Unrelated franchisee

6.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Excess Profit	Equity	Investment balance at
	Participation %	Ownership %	March 31, 2007	December 31, 2006

Extra Space West One LLC (“ESW”)	40%	5%	$1,830	$1,918
Extra Space Northern Properties Six, LLC (“ESNPS”)	35%	10%	1,677	1,757
PRISA Self Storage LLC (“PRISA”)	17%	2%	13,558	13,393
PRISA II Self Storage LLC (“PRISA II”)	17%	2%	10,920	10,821
PRISA III Self Storage LLC (“PRISA III”)	20%	5%	4,561	4,534
VRS Self Storage LLC (“VRS”)	20%	5%	4,614	4,547
WCOT Self Storage LLC (“WCOT”)	20%	5%	5,343	5,287
Storage Portfolio I, LLC (“SP I”)	40%	25%	19,281	19,260
Storage Portfolio Bravo II (“SPB II”)	45%	20%	15,089	15,264
Other minority owned properties	10-50%	10-50%	15,642	11,334
			$92,515	$88,115

On March 1, 2007, the Company acquired a 39.5% interest in U-Storage de Mexico S.A., an existing Mexican corporation (“U-Storage”), which currently manages, develops, owns and operates self storage facilities in Mexico.  Included in Other Minority Owned Properties is $5,083 relating to the Company’s investment in Mexico.  Kenneth T. Woolley, a former Senior Vice President of the Company and son of Kenneth M. Woolley, the CEO of the Company, also acquired a 0.5% interest in U-Storage de Mexico S.A.

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended March 31,
	2007	2006

Equity in earnings of ESW	$348	$340
Equity in earnings of ESNPS	46	36
Equity in earnings of PRISA	170	125
Equity in earnings of PRISA II	130	110
Equity in earnings of PRISA III	63	23
Equity in earnings of VRS	61	34
Equity in earnings of WCOT	70	33
Equity in earnings of SP I	204	224
Equity in earnings of SPB II	189	189
Equity in earnings of other minority owned properties	(84)	25
	$1,197	$1,139

Equity in earnings of SP I and SPB II includes the amortization of the Company’s excess purchase price of approximately $22 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

7.              SHORT-TERM INVESTMENTS

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss).  A decline in the market value of equity securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  At March 31, 2007, we had $286.4 million in highly-liquid auction rate securities (“ARS”) and variable rate demand notes classified as available-for-sale securities. Although these securities have long-term stated contractual maturities, they can be presented for redemption at auction when rates are reset which is typically every 7, 28 or 35 days.  We had no realized or unrealized gains or losses related to these securities during the period ended March 31, 2007.  All income related to these investments was recorded as interest income. In accordance with our investment policy, we only invest in ARS with high credit quality issuers and limit the amount of investment exposure to any one issuer.

8.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	March 31, 2007	December 31, 2006
Fixed Rate
Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 7.50%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 1, 2008 and February 11, 2017.	$787,066	$743,511

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 0.66% (5.97% and 6.01% at March 31, 2007 and December 31, 2006, respectively) and LIBOR plus 2.75% (8.07% and 8.10% at March 31, 2007 and December 31, 2006, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between October 25, 2007 and October 31, 2009.

	86,644	85,073

	$873,710	$828,584

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at March 31, 2007.

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

The estimated fair value of the Swap Agreement at March 31, 2007 and December 31, 2006 was reflected as an other liability of $1,561 and $1,925, respectively. For the three months ended March 31, 2007 and 2006, interest expense has been increased by $261 and $96 as a result of the Swap Agreement.

9.              NOTES PAYABLE TO TRUSTS

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

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership issued an aggregate of $35.0 million of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of trust common securities to the Operating Partnership for a purchase price of $1.1 million. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36.1 million were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

The Company follows Financial Accounting Standards Board (“FASB”) Intrepretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the consolidation of variable interest entities (“VIEs”).  Under FIN 46R, Trust, Trust II and Trust III are VIEs that are not consolidated because the Company is not the primary beneficiary. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II, and Trust III by the Company.

10.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250.0 million of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5.1 million. These costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of March 31, 2007. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning October 1, 2007 until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 42.5822 shares per $1,000 principal amount of Notes at the option of the Operating Partnership.

The Operating Partnership may redeem the Notes at any time to preserve the Company’s status as a REIT. In addition, on or after April 5, 2012, the Operating Partnership may redeem the Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to holders of the Notes.

The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes for cash, in whole or in part, on each of April 1, 2012, April 1, 2017 and April 1, 2022, and upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Certain events are considered “Events of Default,” as defined in the indenture governing the Notes, which may result in the accelerated maturity of the Notes.

The Operating Partnership and the Company entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange. If we fail to file a shelf registration statement with the SEC within 120 days of the issuance of the Notes, and such registration statement is not declared effective within 210 days of the issuance of the Notes, for the first 90 days following such failure, the annual interest rate of the Notes will increase to 3.875% per annum until the registration statement is declared effective. Thereafter, if such registration default is still not cured, the annual interest rate of the Notes will increase to 4.125% per annum until the registration statement is declared effective.

11.       LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10.0 million swingline subfacility (the “Credit Facility”).

The Credit Facility has an interest rate of 175 basis points over LIBOR (7.07% and 7.10% at March 31, 2007 and December 31, 2006, respectively). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of March 31, 2007, the Credit Facility had approximately $81.0 million of capacity based on the assets collateralizing the Credit Facility. No amounts were outstanding on the line of credit at March 31, 2007 or December 31, 2006. The maturity date on the line of credit is September 2007. The Credit Facility is collateralized by mortgages on certain real estate assets.

12.                               RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services for certain joint ventures, franchise, third party and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from properties for the management of operations at the self-storage facilities. The Company earns development fees of 4%-6% of budgeted costs on developmental projects.

Management fee revenue for related party and affiliated real estate joint ventures is summarized as follows:

		March 31,
Entity	Type	2007	2006

ESW	Affiliated real estate joint ventures	$109	$101
ESNPS	Affiliated real estate joint ventures	107	102
PRISA	Affiliated real estate joint ventures	1,301	1,232
PRISA II	Affiliated real estate joint ventures	1,042	1,000
PRISA III	Affiliated real estate joint ventures	468	452
VRS	Affiliated real estate joint ventures	285	273
WCOT	Affiliated real estate joint ventures	381	359
SP I	Affiliated real estate joint ventures	310	298
SPB II	Affiliated real estate joint ventures	262	256
Extra Space Development (“ESD”)	Related party	161	96
Various	Franchisees, third parties and other	782	990
		$5,208	$5,159

Development fee revenue for related party and affiliated real estate joint ventures is summarized as follows:

	March 31,
Type	2007	2006
Affiliated real estate joint ventures	$55	$25
Related party	—	25
	$55	$50

Effective January 1, 2004, the Company entered into a license agreement with Centershift, a related party software provider, to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $189 and $178 for the three months ended March 31, 2007 and 2006, respectively, relating to the purchase of software and to license agreements.

Related party and affiliated real estate joint ventures balances are summarized as follows:

	March 31, 2007	December 31, 2006
Receivables:
Development fees	$2,678	$2,633
Other receivables from properties	3,288	13,247
	$5,966	$15,880

Other receivables from properties consist of amounts due for management fees  and expenses paid by the Company on behalf of the managed properties.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at March 31, 2007 or December 31, 2006.

13.       MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.40% majority ownership interest therein as of March 31, 2007. The remaining ownership interests in the Operating Partnership of 5.60% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company.

The minority interest in the Operating Partnership represents Operating Partnership units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either Operating Partnership units or Contingent Conversion Units. Limited partners who received Operating Partnership units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those Operating Partnership units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement.

As of March 31, 2007, the Operating Partnership had 3,811,308 and 197,353 Operating Partnership units and CCUs outstanding, respectively.

Unlike the Operating Partnership units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into Operating Partnership units. Initially, each CCU will be convertible on a one-for-one basis into Operating Partnership units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to Operating Partnership units will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled.

While any CCUs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

As of March 31, 2007, there were 2,693 CCUs converted to Operating Partnership units.  Based on the performance of the properties as of March 31, 2007, an additional 23,046 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCUs on May 1, 2007 as per the Company’s charter, and the units were issued on May 4, 2007.

14. STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 Contingent Conversion Shares, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. On September 25, 2006, the Company closed a public common stock offering of 12,075,000 shares at an offering price of $17.00 per share, for aggregate gross proceeds of $205,275. Transaction costs were $10,374, resulting in net proceeds of $194,901. As of March 31, 2007, 64,304,353 shares of common stock were issued and outstanding, 3,836,494 CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All stockholders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

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

As of March 31, 2007, there were 52,349 CCSs converted to common stock.  Based on the performance of the properties as of March 31, 2007, an additional 448,001 CCSs became eligible for conversion.  The board of directors approved the conversion of these CCSs on May 1, 2007 as per the Company’s charter, and the shares were issued on May 4, 2007.

15.       STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The forfeiture rate, which is estimated at a weighted average of 15.2% of unvested options outstanding as of March 31, 2007, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

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

Options

The Company has the following two stock option plans under which shares were available for grant at March 31, 2007: 1) the 2004 Long-Term Incentive Compensation Plan, and 2) the 2004 Non-Employee Directors’ Share Plan. Under the terms of the plans, the exercise price of an option is the fair value of the stock on the date of grant. Each option becomes exercisable after the period or periods specified in the award agreement, which generally do not exceed 10 years from the date of grant. Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee; options may not be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, stock options vest ratably over a four-year period beginning on the date of grant.

The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2007 and 2006 using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2007	2006

Expected volatility	24%	21%
Dividend yield	6.0%	6.9%
Risk-free interest rate	4.6%	3.7%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock—based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility and average expected term.

The following table summarizes the Company’s activities with respect to its stock option plans:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of March 31, 2007
Outstanding at December 31, 2004	1,568,000	12.50
Granted	1,659,049	15.17
Exercised	(35,651)	12.50
Forfeited	(144,875)	13.66
Outstanding at December 31, 2005	3,046,523	13.89
Granted	161,914	15.48
Exercised	(259,700)	13.11
Forfeited	(384,174)	14.92
Outstanding at December 31, 2006	2,564,563	$13.92
Granted	223,000	19.24
Exercised	(54,106)	13.53
Forfeited	(65,751)	14.70
Outstanding at March 31, 2007	2,667,706	$14.35	8.04	$12,439,187
Vested and Expected to Vest	2,326,259	$14.20	0.77	$11,158,789
Ending Exercisable	810,860	$13.51	7.73	$4,405,411

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The Company recorded $223 and $200, respectively, of compensation expense relating to outstanding options during the three months ended March 31, 2007 and 2006.  Exercise of options during the three months ended March 31, 2007 and 2006, resulted in cash receipts of $838 and $162, respectively. At March 31, 2007, there was $1,880 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.17 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at March 31, 2007, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Common Stock Granted to Employees

Common stock is granted to certain employees without monetary consideration under the Company’s 2004 Long-Term Incentive Compensation Plan.  At the date of grant, the recipient has all rights of a stockholder including the right to vote and receive dividends subject to restrictions on transfer and forfeiture provisions. The forfeiture and transfer restrictions on the shares lapse over a two to four year period beginning on the date of grant. The Company recorded $213 and $186 of compensation expense related to outstanding shares of common stock granted to employees during the three months ended March 31, 2007 and 2006, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted- Average Grant- Date Fair Value

Unreleased at January 1, 2005	—
Granted	190,000	15.66
Released	(16,250)	15.66
Unreleased at December 31, 2005	173,750	15.66
Granted	62,300	16.42
Released	(46,250)	15.68
Cancelled	(33,500)	15.71
Unreleased at December 31, 2006	156,300	15.94
Granted	30,300	19.85
Released	(10,000)	15.66
Cancelled	—	—
Unreleased at March 31, 2007	176,600	$16.64

16. SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	March 31, 2007	December 31, 2006
Balance Sheet
Investment in real estate ventures
Rental operations	$92,515	$88,115

Total assets
Property management, acquisition and development	$470,488	$223,402
Rental operations	1,481,122	1,446,423
	$1,951,610	$1,669,825

	Three months ended March 31,
	2007	2006
Statement of Operations
Total revenues
Property management, acquisition and development	$7,545	$6,195
Rental operations	46,231	39,175
	$53,776	$45,370

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$10,725	$10,552
Rental operations	25,430	23,662
	$36,155	$34,214

Income (loss) before interest, minority interests and equity in earnings of real estate ventures
Property management, acquisition and development	$(3,180)	$(4,357)
Rental operations	20,801	15,513
	$17,621	$11,156

Interest expense
Property management, acquisition and development	$(162)	$(200)
Rental operations	(13,234)	(11,785)
	$(13,396)	$(11,985)

Interest income
Property management, acquisition and development	$1,448	$482

Minority interests - Operating Partnership and other
Property management, acquisition and development	$(400)	$(54)

Equity in earnings of real estate ventures
Rental operations	$1,197	$1,139

Net income (loss)
Property management, acquisition and development	$(2,294)	$(4,129)
Rental operations	8,764	4,867
	$6,470	$738

Depreciation and amortization expense
Property management, acquisition and development	$262	$183
Rental operations	8,534	9,093
	$8,796	$9,276

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(34,709)	$(42,910)

Development and construction of real estate assets
Property management, acquisition and development	$(6,926)	$(5,543)

17. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed two construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland and Chicago, Illinois. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004 and July 2005, respectively. At March 31, 2007, the total amount of guaranteed mortgage debt relating to these joint ventures was $13,095. These mortgage loans mature December 1, 2007 and July 28, 2008, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at March 31, 2007, was $16,480. The Company has recorded no liability in relation to this guarantee as of March 31, 2007. The fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of March 31, 2007, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

18.  INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, there were no material unrecognized tax benefits.  At March 31, 2007, there were no material unrecognized tax benefits.

Interest and penalties related to uncertain tax positions will be recognized in income tax expense, when incurred. As of March 31, 2007, the Company had no interest and penalties related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

19. SUBSEQUENT EVENTS

On April 17, 2007, the Company purchased one self storage facility located in Annapolis, Maryland from a third party for approximately $12.5 million.

Extra Space Storage Inc.
Management’s Discussion and Analysis
Amounts in thousands, except property and per share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2006. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” Amounts are in thousands (except per share data and unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited Condensed Consolidated Financial Statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our notes to the Audited Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2006 describe the significant accounting policies essential to our unaudited Condensed Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed real estate investment trust formed to continue the business commenced in 1977 by our predecessor company to own, operate, manage, acquire and develop self-storage properties. We derive a majority of our revenues from rents received from tenants under existing leases at each of our self-storage properties. Additional revenue is derived from management and franchise fees from our joint venture and managed properties. We operate in competitive markets where consumers have multiple self-storage properties from which to choose. Competition has and will continue to impact our results. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels higher in the summer months due to increased rental activity.

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

We continue to evaluate a range of growth initiatives and opportunities including the following:

•                  Maximize the performance of properties through strategic, efficient and proactive management. We plan to pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team will seek to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows greater ability than the majority of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

•                  Focus on the acquisition of self-storage properties from strategic partners and third parties. Our acquisitions team will continue to pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. Our July 2005 acquisition of Storage USA has bolstered our reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, our status as an UPREIT enables flexibility when structuring deals.

•                  Develop new self-storage properties. We have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline for the remainder of 2007 through 2008 includes 17 projects. The majority of the projects will be developed on a wholly-owned basis by the Company. The construction of many of these properties has already begun.

•                  Expand the Company’s management business. We see the management business as a future acquisition pipeline and expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Sixteen of the Company’s 2006 and 2007 acquisitions have come from this channel.

PROPERTIES

As of March 31, 2007, we owned or had ownership interests in 571 operating self-storage properties located in 32 states and Washington, D.C. Of these properties, 223 are wholly-owned and consolidated, one is held in joint venture and consolidated and 347 are held in joint ventures accounted for using the equity method.  In addition, we managed 64 properties for franchisees or third parties bringing the total numbers of properties which we own and/or manage to 635.  We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites.  As of March 31, 2007, we owned or had ownership interests in approximately 46 million square feet of space and had greater than 290,000 customers.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of March 31, 2007 and 2006.  The information as of March 31, 2006 is on a pro forma basis as though all the properties owned at March 31, 2007 were under the Company’s control as of March 31, 2006.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2007(1)	Number of Units as of March 31, 2006	Net Rentable Square Feet as of March 31, 2007(2)	Net Rentable Square Feet as of March 31, 2006	Square Foot Occupancy % March 31, 2007	Square Foot Occupancy % March 31, 2006
Wholly-owned properties
Arizona	4	2,261	2,254	279,300	276,840	92.9%	95.6%
California	30	19,699	19,738	2,153,688	2,150,519	86.5%	86.9%
Colorado	5	2,397	2,402	301,591	293,541	87.1%	85.4%
Connecticut	1	745	745	62,505	62,430	78.5%	71.0%
Florida	27	17,729	17,695	1,879,692	1,877,986	84.5%	90.4%
Georgia	9	5,003	5,009	649,698	644,115	88.0%	86.1%
Illinois	4	2,671	2,692	266,434	265,587	83.9%	79.5%
Kansas	1	503	506	49,940	50,335	89.1%	79.0%
Kentucky	3	1,585	1,577	194,351	194,290	88.1%	87.1%
Louisiana	2	1,407	1,410	147,490	147,490	93.3%	98.0%
Maryland	7	6,187	6,144	673,597	654,232	82.1%	81.5%
Massachusetts	24	13,485	13,400	1,437,154	1,431,810	81.5%	79.6%
Michigan	2	1,046	1,042	134,722	134,912	81.2%	75.7%
Missouri	3	1,349	1,340	169,067	167,907	80.2%	78.0%
Nevada	2	1,238	1,241	130,915	131,635	83.2%	82.1%
New Hampshire	2	1,006	1,015	125,609	125,609	81.0%	78.4%
New Jersey	21	17,099	17,127	1,669,353	1,672,398	83.9%	84.0%
New York	7	6,957	6,969	455,524	456,369	77.4%	79.1%
Ohio	4	2,040	2,059	275,131	275,425	85.1%	81.2%
Oregon	1	763	764	103,290	103,690	89.9%	85.2%
Pennsylvania	8	6,130	6,126	641,800	636,394	84.8%	77.3%
Rhode Island	1	731	727	75,241	75,816	81.7%	86.7%
South Carolina	4	2,067	2,068	245,734	245,584	89.4%	89.2%
Tennessee	6	3,534	3,529	477,847	469,042	84.8%	89.7%
Texas	19	11,943	11,951	1,343,016	1,323,153	86.2%	83.9%
Utah	3	1,532	1,528	210,650	210,675	93.5%	88.3%
Virginia	3	1,944	1,947	200,909	201,207	86.1%	82.3%
Washington	3	2,030	2,022	244,545	242,595	96.7%	86.0%
Total Wholly-Owned Stabilized	206	135,081	135,027	14,598,793	14,521,586	85.1%	84.7%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2007(1)	Number of Units as of March 31, 2006	Net Rentable Square Feet as of March 31, 2007(2)	Net Rentable Square Feet as of March 31, 2006	Square Foot Occupancy % March 31, 2007	Square Foot Occupancy % March 31, 2006
Joint-venture properties
Alabama	4	2,299	2,321	281,828	281,213	83.0%	83.0%
Arizona	11	6,907	6,873	751,201	751,718	92.7%	93.5%
California	72	51,853	51,897	5,316,397	5,315,055	86.5%	87.2%
Colorado	3	1,908	1,906	216,013	215,713	82.6%	79.5%
Connecticut	8	5,980	6,001	689,764	693,084	78.0%	73.9%
Delaware	1	589	589	71,655	71,655	83.6%	81.2%
Florida	24	20,359	20,352	2,082,845	2,075,155	83.9%	87.1%
Georgia	3	1,896	1,917	247,126	251,738	75.0%	77.6%
Illinois	6	4,032	4,010	433,252	436,332	79.1%	69.3%
Indiana	9	3,730	3,733	468,153	469,528	86.9%	83.3%
Kansas	3	1,214	1,207	164,200	163,950	83.0%	80.6%
Kentucky	4	2,280	2,266	268,459	268,009	82.1%	79.1%
Maryland	14	10,923	10,934	1,076,882	1,077,001	82.4%	82.2%
Massachusetts	17	9,195	9,250	1,046,640	1,049,338	80.3%	77.0%
Michigan	10	5,961	5,960	783,612	784,677	79.6%	74.9%
Missouri	5	2,763	2,778	324,620	326,740	81.3%	79.6%
Nevada	7	4,645	4,626	620,678	622,464	86.2%	88.1%
New Hampshire	3	1,323	1,330	137,754	138,804	83.1%	83.7%
New Jersey	20	15,152	15,126	1,590,468	1,512,115	83.5%	84.4%
New Mexico	9	4,730	4,730	530,114	529,344	83.8%	84.3%
New York	22	24,116	24,199	1,805,050	1,793,914	82.8%	80.2%
Ohio	12	5,570	5,578	825,652	825,187	84.8%	75.9%
Oregon	2	1,290	1,280	137,140	136,450	92.0%	87.5%
Pennsylvania	10	6,822	6,812	733,108	731,860	82.3%	79.3%
Rhode Island	1	611	611	73,905	74,005	67.9%	58.8%
Tennessee	23	12,192	12,182	1,584,869	1,586,498	84.6%	84.1%
Texas	19	12,666	12,638	1,603,760	1,599,018	77.0%	76.4%
Utah	1	516	520	59,550	59,400	92.5%	79.3%
Virginia	15	10,389	10,359	1,106,656	1,106,241	82.1%	81.2%
Washington	1	551	551	62,730	62,730	84.1%	92.3%
Washington, DC	1	1,536	1,536	101,990	101,990	89.3%	79.2%
Total Stabilized Joint-Ventures	340	233,998	234,072	25,196,071	25,110,926	83.5%	82.6%

Managed properties
California	5	3,276	3,288	402,355	398,475	77.1%	78.9%
Colorado	1	513	516	56,240	56,240	94.2%	82.4%
Florida	1	570	574	56,535	57,125	95.8%	88.6%
Georgia	3	1,453	1,578	185,880	185,550	82.4%	68.1%
Maryland	7	4,548	4,522	487,875	485,488	85.2%	83.3%
Nevada	2	1,585	1,587	171,555	170,955	87.3%	95.7%
New Jersey	3	3,135	3,092	258,601	255,798	78.4%	78.2%
New Mexico	2	1,093	1,080	131,492	131,092	90.6%	87.5%
Pennsylvania	1	439	442	61,235	61,510	81.6%	72.0%
Tennessee	2	886	888	130,750	131,355	88.5%	79.2%
Texas	2	1,148	1,133	135,535	130,286	87.1%	93.6%
Utah	2	1,162	1,159	183,020	180,200	97.5%	90.7%
Virginia	2	1,431	1,433	136,412	146,637	75.8%	67.5%
Washington, DC	2	1,255	1,255	111,759	111,809	77.2%	80.9%
Total Stabilized Managed Properties	35	22,494	22,547	2,509,244	2,502,520	84.1%	81.7%

Total Stabilized Properties	581	391,573	391,646	42,304,108	42,135,032	84.1%	83.2%

(1) Represents unit count as of March 31, 2007, which may differ from March 31, 2006 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2007, which may differ from March 31, 2006 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of March 31, 2007 and 2006. The information as of March 31, 2006 is on a pro forma basis as though all the properties owned at March 31, 2007 were under our control as of March 31, 2006.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2007(1)	Number of Units as of March 31, 2006	Net Rentable Square Feet as of March 31, 2007(2)	Net Rentable Square Feet as of March 31, 2006	Square Foot Occupancy % March 31, 2007	Square Foot Occupancy % March 31, 2006
Wholly-owned properties
Arizona	1	595	—	67,375	—	62.0%	0.0%
California	4	2,983	2,127	364,600	247,185	61.5%	69.8%
Colorado	1	359	368	58,928	60,441	77.9%	55.9%
Connecticut	1	612	619	60,560	60,570	74.2%	54.7%
Florida	1	617	434	72,195	68,845	60.4%	89.8%
Illinois	1	589	589	75,810	75,820	63.7%	59.4%
Massachusetts	4	2,899	1,929	285,732	198,790	54.9%	63.0%
New Jersey	2	1,736	1,676	162,985	149,065	73.1%	77.9%
Pennsylvania	1	424	425	47,060	47,580	65.6%	55.6%
Washington	1	505	529	61,250	61,250	96.9%	52.4%
Total Wholly-Owned Lease-up	17	11,319	8,696	1,256,495	969,546	64.9%	66.7%

Joint-venture properties
California	1	703	—	79,233	—	11.0%	0.0%
Illinois	1	956	—	74,303	—	32.6%	0.0%
Maryland	1	957	958	73,666	73,709	35.9%	3.0%
New Jersey	2	1,195	560	119,285	62,400	43.2%	58.4%
New Mexico	1	509	530	68,640	58,992	91.8%	73.9%
Pennsylvania	1	759	774	76,496	76,773	84.9%	67.1%
Virginia	1	878	878	84,383	85,025	67.6%	49.3%
Total Lease-up Joint-Ventures	8	5,957	3,700	576,006	356,899	51.4%	49.2%

Managed properties
California	8	5,478	4,269	552,450	409,069	65.5%	53.9%
Connecticut	1	689	696	55,160	55,055	62.4%	44.3%
Florida	3	2,241	1,285	226,810	111,277	38.7%	45.1%
Georgia	2	1,031	1,122	115,365	114,780	68.4%	35.6%
Illinois	2	1,569	1,571	190,529	192,799	62.9%	40.9%
Indiana	1	595	599	68,890	69,140	66.1%	35.0%
Maryland	1	733	728	67,960	67,560	74.9%	57.6%
Massachusetts	5	4,439	3,438	372,835	295,541	57.7%	51.4%
New Jersey	1	863	—	78,195	—	7.0%	0.0%
New York	1	1,578	1,581	116,235	116,580	74.7%	55.2%
Rhode Island	1	501	—	55,670	—	34.7%	0.0%
Texas	2	1,163	1,139	124,545	123,245	76.2%	59.8%
Virginia	1	686	665	74,845	74,875	77.4%	69.5%
Total Lease-up Managed	29	21,566	17,093	2,099,489	1,629,921	60.0%	50.3%

Total Lease-up Properties	54	38,842	29,489	3,931,990	2,956,366	60.3%	55.5%

(1) Represents unit count as of March 31, 2007, which may differ from March 31, 2006 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2007, which may differ from March 31, 2006 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 and 2006

Overview

Results for the three months ended March 31, 2007 include the operations of 571 properties (224 of which were consolidated and 347 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2006, which included the operations of 553 properties (198 of which were consolidated and 355 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three months ended March 31,
	2007	2006	$ Change	% Change
Revenues:
Property rental	$46,231	$39,175	$7,056	18.0%
Management and franchise fees	5,208	5,159	49	0.9%
Tenant insurance	2,143	921	1,222	132.7%
Development fees	55	50	5	10.0%
Other income	139	65	74	113.8%
Total revenues	$53,776	$45,370	$8,406	18.5%

Property Rental — The increase in property rental revenue consists of $4,740 associated with acquisitions completed in 2006 and the first three months of 2007, $1,940 from rental rate increases at stabilized properties, and $376 from increases in occupancy and rental rates at lease-up properties.

Management and Franchise Fees — The slight increase in management fees is primarily due to increased revenues at our joint venture, franchise, and third-party managed sites related to rental rate and occupancy increases.

Tenant Insurance —Tenant insurance revenue relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the Storage USA acquisition to replace Storage USA’s tenant insurance program.  The increase in tenant insurance revenues is due to the introduction of our captive insurance program at all wholly-owned properties in October 2006.  Formerly, insurance revenues included only commission fee income paid by a third party insurance company.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three months ended March 31,
	2007	2006	$ Change	% Change
Expenses:
Property operations	$16,896	$14,742	$2,154	14.6%
Tenant insurance	973	633	340	53.7%
Unrecovered development and acquisition costs	250	318	(68)	(21.4)%
General and administrative	9,240	9,245	(5)	(0.1)%
Depreciation and amortization	8,796	9,276	(480)	(5.2)%
Total expenses	$36,155	$34,214	$1,941	5.7%

Property Operations—The increase in property operations expense was primarily due to increases of $1,713 associated with acquisitions of new properties during 2006 and the first three months of 2007 and $441 from increases in utilities and property taxes at existing stabilized and lease-up properties.

Tenant Insurance—Tenant insurance expense relates to a new tenant insurance program adopted in 2005. This program was started in conjunction with the Storage USA acquisition to replace Storage USA’s tenant insurance program.  The increase in tenant insurance expense is due to the introduction of our captive insurance program at all wholly-owned properties in October 2006.

Unrecovered Development/Acquisition Costs—The decrease in unrecovered development and acquisition costs is due mainly to a write-off of $250 that occurred during March 2006 related to a property in Baltimore, Maryland.

General and Administrative—General and administrative costs remained relatively constant due to the fact that the integration of the Storage USA properties was completed prior to the periods presented.  Costs have remained fairly constant in both periods presented as no large acquisitions have occurred.

Depreciation and Amortization—The decrease in depreciation and amortization expense is due primarily to the fact that the customer relationship intangibles related to the properties acquired in the Storage USA acquisition in July 2005 became fully amortized in January 2007.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three months ended March 31,
	2007	2006	$ Change	% Change

Interest expense	$(13,396)	$(11,985)	$(1,411)	11.8%
Interest income	1,448	482	966	200.4%
Minority interest - Operating Partnership	(384)	(54)	(330)	611.1%
Minority interest - other	(16)	—	(16)	(100.0)%
Equity in earnings of real estate ventures	1,197	1,139	58	5.1%
Total other expense	$(11,151)	$(10,418)	$(733)	7.0%

Interest Expense—The increase in interest expense consists of $1,178 associated with new loans obtained on properties acquired in 2006 and the first three months of 2007 and $609 related to new mortgage debt on existing properties, offset by a $376 decrease in interest related to repayments of borrowings on the line of credit and other corporate borrowings.

Interest Income—The increase in interest income was due to the larger amount of cash and short-term investments held during this time.  The excess cash was generated primarily by the exchangeable senior notes offering in March 2007.

Minority Interest—Operating Partnership—Income allocated to the Operating Partnership represents 5.60% and 6.82% of the net income before minority interest for the three months ended March 31, 2007 and 2006, respectively.  The increase in the amount allocated to the minority interest in 2007 is due to the increase in net income.

Equity in Earnings of Real Estate Ventures—The change in equity in earnings of real estate ventures for the three months ended March 31, 2007 relates to a consolidated joint venture property in New Jersey.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses.  The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets.  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our unaudited condensed consolidated financial statements.

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets forth the calculation of FFO (dollars are in thousands, except for share data):

	For the Three Months
	Ended March 31,
	2007	2006
Net income	$6,470	$738

Plus:
Real estate depreciation	7,585	6,473
Amortization of intangibles	807	2,553
Joint venture real estate depreciation and amortization	1,062	1,200
Income allocated to Operating Partnership minority interest	384	54

Funds from operations	$16,308	$11,018

Weighted average number of shares - basic
Common stock (excluding restricted shares)	64,058,756	51,593,729
OP units	3,810,261	3,825,787
Total	67,869,017	55,419,516

Weighted average number of shares - diluted
Common stock	64,975,924	51,883,643
OP units	3,810,261	3,825,787
Total	68,786,185	55,709,430

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

	Three Months Ended March 31,		Percent	Three Months Ended March 31,		Percent
	2007	2006	Change	2006	2005	Change
Same-store rental revenues	$38,909	$36,768	5.8%	$20,137	$18,919	6.4%
Same-store operating expenses	13,704	13,522	1.3%	7,253	6,909	5.0%
Same-store net operating income	25,205	23,246	8.4%	12,884	12,010	7.3%

Non same-store rental revenues	7,322	2,407	204.2%	19,038	3,303	476.4%
Non same-store operating expenses	3,192	1,220	161.6%	7,489	1,969	280.4%

Total rental revenues	46,231	39,175	18.0%	39,175	22,222	76.3%
Total operating expenses	16,896	14,742	14.6%	14,742	8,878	66.1%

Same-store square foot occupancy as of quarter end	84.7%	84.6%		85.2%	84.4%

Properties included in same-store	181	181		103	103

The increase in same-store rental revenues for the three months ended March 31, 2007 was due to increased rental rates and increased occupancy. The increase in same-store operating expenses was primarily due to an increase in property taxes.

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

As of March 31, 2007, 52,349 CCSs  and 2,693 CCUs have converted to common stock and Operating Partnership units, respectively.  Based on the performance of the properties as of March 31, 2007, an additional 448,001 CCSs and 23,046 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCSs  and CCUs on May 1, 2007 as per the Company’s charter, and the shares and units were issued on May 4, 2007.

The table below outlines the performance of the properties for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Percent
	2007	2006	Change
CCS/CCU rental revenues	$2,886	$2,382	21.2%
CCS/CCU operating expenses	1,298	1,325	-2.0%
CCS/CCU net operating income	1,588	1,057	50.2%

Non CCS/CCU rental revenues	43,345	36,793	17.8%
Non CCS/CCU operating expenses	15,598	13,417	16.3%

Total rental revenues	46,231	39,175	18.0%
Total operating expenses	16,896	14,742	14.6%

CCS/CCU square foot occupancy as of quarter end	73.0%	71.3%

Properties included in CCS/CCU	14	14

The increase in CCS/CCU rental revenues was primarily due to increased rental rates and increased occupancy. The increase in CCS/CCU operating expenses was primarily due to an increase in property taxes and repairs and maintenance.

CASH FLOWS

Cash flows provided by operating activities were $25,662 and $15,030, respectively, for the three months ended March 31, 2007 and 2006. The increase in cash provided by operating activities was due to the addition of new properties through acquisitions.  The Company also received payments in 2007 on receivables to affiliated properties for funds that were advanced in 2006.  There have also been lower cash funding requirements relating to our lease-up properties as occupancy has increased.

Cash used in investing activities was $335,649 and $46,044, respectively, for the three months ended March 31, 2007 and 2006. The increase is due to the purchase of short-term investments during the three months ended March 31, 2007.

Cash provided by financing activities was $274,297 and $13,422 for the three months ended March 31, 2007 and 2006, respectively. The financing activities during the three months ended March 31, 2007 consisted primarily of the issuance of exchangeable senior notes for $250,000, additional net borrowings of $44,762 offset by $14,618 paid in dividends.

OPERATIONAL SUMMARY

For the three months ended March 31, 2007, we continued our same-store property revenue growth with a revenue increase of 5.8% compared to the same period in 2006. Occupancy at our stabilized properties was fairly consistent on a year-to-year basis, reaching 84.7% as of March 31, 2007 compared to 84.6% as of March 31, 2006.

Property revenue growth was evident in the majority of markets in which we operate. The growth in property revenue is the result of increases in occupancy and rental rates to both new and existing customers. Property expenses increased primarily as a result of increases in property taxes due to re-assessments on properties that we have acquired and other annual tax re-assessments.

OUTLOOK

In the first quarter, we continued to see a generally positive climate for self-storage in the United States.  Rental activity was flat overall when compared with the first quarter of 2006.  Despite the lack of increased demand, we were able to raise same-store and overall portfolio revenue through increased rental rates to existing customers.  The key economic indicators that affect self-storage demand are mixed, and we are looking to rental activity in the second quarter of 2007 as an indicator of our results for the remainder of the year.

We anticipate generally positive self-storage fundamentals to continue in many of our core markets. We believe that the ability exists to increase revenues in 2007 over levels achieved in 2006. We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. However, we believe that the quality and location of our property portfolio, our revenue management systems, and the strength of our self-storage fundamentals will provide opportunities to grow revenues in 2007.

We are continually seeking to drive rental activity and revenue growth by actively managing both pricing and promotional strategies through our revenue management team and utilizing the yield management features of our technology system. In-house training, operational initiatives and marketing promotions, including national cable television advertising, continue to be implemented.  These activities also provide support for increased rentals at the store level.

Our discounting strategies continue to evolve. Higher levels of discounting were utilized in the first quarter of 2007 compared to 2006 due to special promotions associated with our 30th anniversary as a company.  We will continue to execute discounting and pricing tests throughout the year. We will selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through our centralized, real-time technology systems and revenue management team.

Property taxes are once again seen as the primary driver of expenses in the coming year. As we continue to acquire existing self-storage facilities, tax reassessments will continue to occur. Snow removal expenses, usually a major contributor to expense increases, were lower in the first quarter of 2007 due to lower snowfall amounts than anticipated in the northeast and mid-Atlantic regions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had $35,111 available in cash and cash equivalents, and $286,360 in short-term investments.  We intend to use this cash to purchase additional self-storage properties and fund other working capital needs during the remainder of 2007.  Additionally, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.  Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

During September 2004, we, as guarantor, and our Operating Partnership entered into a $100 million revolving line of credit (“Credit Facility”), which includes a $10 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of March 31, 2007, the Credit Facility had approximately $81.0 million of available borrowings based on the assets collateralizing the Credit Facility. As of March 31, 2007, we had no amount outstanding under the Credit Facility.

As of March 31, 2007, we had approximately $1,243.3 million of debt, resulting in a debt to total capitalization ratio of 49.1%. As of March 31, 2007, the ratio of total fixed rate debt and other instruments to total debt was 93.0%. The weighted average interest rate of the total of fixed and variable rate debt at March 31, 2007 was 5.1%.

Real estate assets are pledged as collateral for our debt.  We are subject to certain restrictive covenants relating to our outstanding debt.  We were in compliance with all covenants at March 31, 2007.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand, short term investments and borrowings under our Credit Facility.

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

The exchangeable senior notes provide for excess exchange value to be paid in shares of our common stock if our stock price exceeds a certain amount. See the notes to our financial statements for a further description of our senior exchangeable notes.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2007:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$40,562	$4,343	$8,822	$7,478	$19,919
Notes payable, exchangeable senior notes and notes payable to trusts
Interest	437,545	58,586	113,014	68,123	197,822
Principal	1,243,300	13,967	311,939	179,680	737,714
Total contractual obligations	$1,721,407	$76,896	$433,775	$255,281	$955,455

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

As of March 31, 2007, we had $1,243.3 million in total debt of which $86.6 million was subject to variable interest rates (including the $61.8 million on which we have a reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.9 million annually.

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

The fair value of fixed rate notes payable and notes payable to trusts at March 31, 2007 was $1,132.2 million. The carrying value of these fixed rate notes payable at March 31, 2007 was $1,156.6 million.

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

We have formed a disclosure committee to ensure that all disclosures made by the Company to it’s security holders or the investment community will be accurate and complete and fairly present the Company’s financial condition and results of operations in all material respects, and are made on a timely basis as required by applicable laws, regulations and stock exchange requirements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various litigation and proceedings in the ordinary course of business. We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, will have a material adverse effect on our financial condition or results of operations either individually or in the aggregate.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described in the notes to our unaudited Condensed Consolidated Financial Statements, upon the achievement of certain levels of net operating income with respect to 14 of our pre-stabilized properties, our contingent conversion shares (“CCS”) and our Operating Partnership’s contingent conversion units (“CCU”) will convert into additional shares of common stock and Operating Partnership units, respectively.  Subject to certain lock-up periods and adjustments, the units are generally exchangeable for shares of common stock on a one-for-one basis or an equivalent amount of cash, at the option of the Company.

Based on the performance of the properties as of December 31, 2006, 52,349 CCSs and 2,693 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCSs and CCUs on February 1, 2007 as per the Company’s charter, and the shares and units were issued on February 5, 2007.  In addition, based on the performance of the properties as of March 31, 2007, an additional 448,001 CCSs and 23,046 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCSs and CCUs on May 1, 2007 as per the Company’s charter, and the shares and units were issued on May 4, 2007.

The shares and units were issued in private placements in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  We received no additional consideration for the conversions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

4.1

Indenture, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, N.A., as trustee, including the form of 3.625% Exchangeable Senior Notes due 2027 and the form of guarantee (incorporated by reference from Exhibit 4.1 of Form 8-K filed on March 28, 2007).

10.1

Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 28, 2007).

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

EXTRA SPACE STORAGE INC.
Registrant

Date: May 9, 2007	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)