Form 10-Q
period 2007-06-30
Extra Space Storage Inc.
filed 2007-08-08
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2007 was 64,837,892.

EXTRA SPACE STORAGE INC.
TABLE OF CONTENTS

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

•                  potential liability for uninsured losses and environmental contamination;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,641,120	$1,382,055
Real estate under development	35,906	35,336
Net real estate assets	1,677,026	1,417,391

Investments in real estate ventures	91,303	88,115
Cash and cash equivalents	45,790	70,801
Short-term investments	90,331	—
Restricted cash	35,528	44,282
Receivables from related parties and affiliated real estate joint ventures	8,321	15,880
Other assets, net	35,640	33,356
Total assets	$1,983,939	$1,669,825

Liabilities, Minority Interests, and Stockholders’ Equity:
Notes payable	$875,730	$828,584
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	250,000	—
Line of credit	—	—
Derivative instrument associated with Preferred Operating Partnership units (Note 14)	15,268	—
Accounts payable and accrued expenses	25,363	25,704
Other liabilities	22,960	17,234
Total liabilities	1,308,911	991,112

Commitments and contingencies

Preferred Operating Partnership units, net of $100,000 note receivable (Note 14)	6,465	—

Minority interest in Operating Partnership	37,020	34,841
Other minority interests	277	317

Stockholders’ equity:
Preferred stock , $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 200,000,000 shares authorized, 64,833,425 and 64,167,098 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	649	642
Paid-in capital	824,088	822,181
Accumulated deficit	(193,471)	(179,268)
Total stockholders’ equity	631,266	643,555
Total liabilities, Preferred Operating Partnership, minority interests, and stockholders’ equity	$1,983,939	$1,669,825

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
Property rental	$48,392	$42,020	$94,623	$81,195
Management and franchise fees	5,143	5,181	10,351	10,340
Tenant insurance	2,688	971	4,831	1,892
Development fees	182	175	237	225
Other income	145	184	284	249
Total revenues	56,550	48,531	110,326	93,901

Expenses:
Property operations	17,352	15,248	34,248	29,990
Tenant insurance	1,217	589	2,190	1,222
Unrecovered development and acquisition costs	159	24	409	342
General and administrative	8,968	8,747	18,208	17,992
Depreciation and amortization	9,123	9,057	17,919	18,333
Total expenses	36,819	33,665	72,974	67,879

Income before interest, minority interests and equity in earnings of real estate ventures	19,731	14,866	37,352	26,022

Interest expense	(15,437)	(12,784)	(28,833)	(24,769)
Interest income	3,668	148	5,116	630
Minority interest - Operating Partnership	(515)	(225)	(899)	(279)
Minority interests - other	56	—	40	—
Equity in earnings of real estate ventures	1,192	1,087	2,389	2,226
Net income	$8,695	$3,092	$15,165	$3,830

Net income per common share
Basic	$0.13	$0.06	$0.24	$0.07
Diluted	$0.13	$0.06	$0.23	$0.07

Weighted average number of shares
Basic	64,439,138	51,625,135	64,356,827	51,606,618
Diluted	69,248,845	55,991,088	69,214,313	55,983,086

Cash dividends paid per common share	$0.23	$0.23	$0.46	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balances at December 31, 2006	64,167,098	$642	$822,181	$(179,268)	$643,555

Issuance of common stock upon the exercise of options	76,048	1	1,032	—	1,033
Restricted stock grants issued	90,529	1	—	—	1
Restricted stock grants cancelled	(600)	—	—	—	—
Conversion of Contingent Conversion Shares to common stock	500,350	5	—	—	5
Compensation expense related to stock-based awards	—	—	875	—	875
Net income	—	—	—	15,165	15,165
Dividends paid on common stock at $0.455 per share	—	—	—	(29,368)	(29,368)
Balances at June 30, 2007	64,833,425	$649	$824,088	$(193,471)	$631,266

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$15,165	$3,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,919	18,333
Amortization of deferred financing costs	1,560	1,546
Stock compensation expense	875	1,016
Income allocated to minority interests	859	279
Distributions from operations of real estate ventures in excess of earnings	2,332	2,280
Changes in operating assets and liabilities:
Receivables from related parties	7,559	11,890
Other assets	3,353	5,349
Accounts payable and accrued expenses	(341)	(8,775)
Other liabilities	2,624	516
Net cash provided by operating activities	51,905	36,264

Cash flows from investing activities:
Acquisition of real estate assets	(98,148)	(87,964)
Development and construction of real estate assets	(19,381)	(15,118)
Proceeds from sale of real estate assets	—	728
Investments in real estate ventures	(6,022)	(4,835)
Net purchases of short-term investments	(90,331)	—
Change in restricted cash	8,754	(11)
Principal payments received on notes receivable	—	118
Purchase of equipment and fixtures	(501)	(768)
Net cash used in investing activities	(205,629)	(107,850)

Cash flows from financing activities:
Proceeds from exchangeable senior notes	250,000	—
Proceeds from notes payable, notes payable to trusts and line of credit	46,147	97,602
Principal payments on notes payable and line of credit	(30,137)	(24,598)
Deferred financing costs	(6,408)	(647)
Loan to Preferred Operating Partnership unit holder	(100,000)	—
Redemption of Operating Partnership units held by minority interest	(775)	—
Net proceeds from exercise of stock options	1,033	127
Dividends paid on common stock	(29,368)	(23,561)
Distributions to Operating Partnership units held by minority interest	(1,779)	(1,740)
Net cash provided by financing activities	128,713	47,183
Net decrease in cash and cash equivalents	(25,011)	(24,403)
Cash and cash equivalents, beginning of the period	70,801	28,653
Cash and cash equivalents, end of the period	$45,790	$4,250

	Six months ended June 30,
	2007	2006
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$24,931	$22,900

Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$157,079	$21,009
Notes payable	(31,010)	(7,926)
Notes receivable	—	(10,298)
Preferred Operating Partnership units	(121,733)	—
Investment in real estate ventures	(502)	(2,785)
Minority interest in Operating Partnership	(3,834)	—

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Amounts in thousands, except share data

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or facilities held through joint ventures with third parties. At June 30, 2007, the Company had direct and indirect equity interests in 585 storage facilities located in 33 states and Washington, D.C.

The Company operates in two distinct segments: (1) property management, acquisition and development; and (2) rental operations. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.

2.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

Certain amounts in the 2006 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation.  Such reclassification did not impact previously reported net income or accumulated deficit.

Recently Issued Accounting Standards

Emerging Issues Task Force (“EITF”) Topic D-109, “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133” (“Topic D-109”), discussed at the March 15, 2007 EITF meeting, is effective at the beginning of the first fiscal quarter beginning after June 15, 2007 (even if that period is other than the first fiscal quarter of the registrant’s fiscal year). Topic D-109 provides the SEC staff’s view as to how one must evaluate whether a preferred stock “host” contract is a debt host or an equity host. It states that the determination of the nature of the host contract for a hybrid financial instrument (that is, whether the nature of the host contract is more akin to debt or to equity) issued in the form of a share should be based on a consideration of economic characteristics and risks. The SEC staff believes that the consideration of the economic characteristics and risks of the host contract should be based on all the stated and implied substantive terms and features of the hybrid financial instrument. This may represent a change from the way these instruments were analyzed in the past.

The Company has elected to early adopt Topic D-109 which specifically relates to the AAAAA Rent-A-Space acquisition that was completed during the quarter ended June 30, 2007.  See Note 14.

3.        NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares (“CCS”), Contingent Conversion Units (“CCU”), exchangeable preferred Operating Partnership units and convertible Operating Partnership units) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income or loss is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.

The Company has $250.0 million of exchangeable senior notes issued and outstanding that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.48 per share at June 30, 2007, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the second quarter of 2007, therefore holders of the exchangeable senior notes may not elect to convert them during the third quarter of 2007.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for diluted earnings per share computation. No shares were included in the computation at June 30, 2007 because there was no excess over the accreted principal for the period.

For the purposes of computing the diluted impact on earnings per share of the potential conversion of Series A Participating Redeemable Preferred Operating Partnership units into common shares, where the Company has the option to redeem in cash or shares as discussed in Note 14 and where the Company has stated the positive intent and ability to settle at least $115 million of the instrument in cash (or net settle a portion of the preferred Operating Partnership units against the related outstanding note receivable), only the amount of the instrument in excess of $115 million is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by paragraph 29 of FAS 128.  As of June 30, 2007 only nine of the ten properties had closed.  As such, $106,465 (the pro rata portion of the $115 million referenced above) was excluded from the calculation.

For the three months ended June 30, 2007 and 2006, options to purchase approximately 325,934 and 1,143,380 shares of common stock,  and for the six months ended June 30, 2007 and 2006, options to purchase approximately 204,315 and 1,148,173 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The computation of net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$8,695	$3,092	$15,165	$3,830
Add:
Income allocated to minority interest - Operating Partnership	515	225	899	279
Net income for diluted computations	$9,210	$3,317	$16,064	$4,109

Weighted average common shares oustanding:
Average number of common shares outstanding - basic	64,439,138	51,625,135	64,356,827	51,606,618
Operating Partnership units	4,012,379	3,825,787	4,012,379	3,825,787
Preferred Operating Partnership units	49,949	—	25,113	—

Dilutive stock options, restricted stock and CCS/CCU conversions	747,379	540,166	819,995	550,681
Average number of common shares outstanding - diluted	69,248,845	55,991,088	69,214,313	55,983,086

Net income per common share
Basic	$0.13	$0.06	$0.24	$0.07

Diluted	$0.13	$0.06	$0.23	$0.07

4.        REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	June 30, 2007	December 31, 2006

Land	$419,038	$361,569
Buildings and improvements	1,296,813	1,085,269
Intangible assets - tenant relationships	29,937	25,436
Intangible lease rights	5,900	3,400
	1,751,688	1,475,674
Less: accumulated depreciation and amortization	(110,568)	(93,619)
Net operating real estate assets	1,641,120	1,382,055
Real estate under development	35,906	35,336
Net real estate assets	$1,677,026	$1,417,391

5.        PROPERTY ACQUISITIONS

The following table shows the Company’s acquisition of operating properties for the six months ended June 30, 2007 and does not include purchases of raw land or improvements made to existing assets:

Property Location(s)	Number of Properties	Date of Acquisition	Total Consideration	Cash Paid	Loan Assumed	Net Liabilities / (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Source of Acquisition	Notes

California	1	6/26/2007	$11,216	$196	$2,822	$1	$8,197	61,398	Unrelated third party	(1)
California (6) & Hawaii (2)	8	6/25/2007	126,623	11,154	—	1,933	113,536	847,677	Unrelated third party	(1)
Georgia	3	6/14/2007	13,693	13,594	—	99	—	—	Unrelated franchisee
California	1	6/14/2007	18,703	867	14,062	(60)	3,834	218,693	Unrelated third party	(2)
Maryland	1	6/6/2007	14,942	8,128	6,834	(20)	—	—	Unrelated third party
California	1	6/1/2007	4,020	4,036	—	(16)	—	—	Unrelated third party
Florida	1	5/31/2007	8,975	8,882	—	93	—	—	Unrelated third party
California	1	5/24/2007	5,585	5,575	—	10	—	—	Unrelated third party
Maryland	1	4/17/2007	12,670	5,428	7,292	(50)	—	—	Unrelated third party
Florida	1	3/27/2007	6,320	6,257	—	63	—	—	Unrelated franchisee
Maryland	1	1/11/2007	14,334	14,348	—	(14)	—	—	Unrelated franchisee
Tennessee	1	1/5/2007	3,684	3,672	—	12	—	—	Unrelated franchisee
Arizona	1	1/2/2007	4,361	4,527	—	(166)	—	—	Related joint venture

Total	22		$245,126	$86,664	$31,010	$1,885	$125,567	1,127,768

Notes:

(1) - Preferred Operating Partnership Units

(2) - Common Operating Partnership Units

6.        INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Excess Profit	Equity	Investment balance at
	Participation %	Ownership %	June 30, 2007	December 31, 2006

Extra Space West One LLC (“ESW”)	40%	5%	$1,742	$1,918
Extra Space Northern Properties Six, LLC (“ESNPS”)	35%	10%	1,684	1,757
PRISA Self Storage LLC (“PRISA”)	17%	2%	13,303	13,393
PRISA II Self Storage LLC (“PRISA II”)	17%	2%	10,839	10,821
PRISA III Self Storage LLC (“PRISA III”)	20%	5%	4,513	4,534
VRS Self Storage LLC (“VRS”)	20%	5%	4,584	4,547
WCOT Self Storage LLC (“WCOT”)	20%	5%	5,308	5,287
Storage Portfolio I, LLC (“SP I”)	40%	25%	18,743	19,260
Storage Portfolio Bravo II (“SPB II”)	45%	20%	14,956	15,264
Other minority owned properties	10-50%	10-50%	15,631	11,334
			$91,303	$88,115

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

On March 1, 2007, the Company acquired a 39.5% interest in U-Storage de Mexico S.A., an existing Mexican corporation (“U-Storage”), which currently manages, develops, owns and operates self storage facilities in Mexico.  Included in Other Minority Owned Properties is $5,086 relating to the Company’s investment in Mexico.  Kenneth T. Woolley, a former Senior Vice President of the Company and son of Kenneth M. Woolley, the CEO of the Company, also acquired a 0.5% interest in U-Storage de Mexico S.A.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Equity in earnings of ESW	$348	$341	$696	$681
Equity in earnings of ESNPS	41	38	87	74
Equity in earnings of PRISA	185	132	355	256
Equity in earnings of PRISA II	147	115	277	221
Equity in earnings of PRISA III	71	30	134	53
Equity in earnings of VRS	62	41	123	75
Equity in earnings of WCOT	77	40	147	73
Equity in earnings of SP I	248	301	453	601
Equity in earnings of SPB II	181	242	371	473
Equity in earnings/(losses) of other minority owned properties	(168)	(193)	(254)	(281)
	$1,192	$1,087	$2,389	$2,226

Equity in earnings of SP I and SPB II includes the amortization of the Company’s excess purchase price of approximately $22 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

7.        SHORT-TERM INVESTMENTS

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss).  A decline in the market value of equity securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  At June 30, 2007, the Company had $90,331 in highly-liquid auction rate securities (“ARS”), government and corporate bonds and variable rate demand notes classified as available-for-sale securities. Although these ARS have long-term stated contractual maturities, they can be presented for redemption at auction when rates are reset which is typically every 7, 28 or 35 days.  The Company had no realized or unrealized gains or losses related to these securities during the three and six months ended June 30, 2007.  All income related to these investments was recorded as interest income. In accordance with the Company’s investment policy, the Company only invests in ARS with high credit quality issuers and limits the amount of investment exposure to any one issuer.

8.        NOTES PAYABLE

The components of notes payable are summarized as follows:

	June 30, 2007	December 31, 2006
Fixed Rate

Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 8.33%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 1, 2008 and January 1, 2023.	$811,008	$743,511

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 0.66% (5.98% and 6.01% at June 30, 2007 and December 31, 2006, respectively) and LIBOR plus 2.00% (7.32% and 7.35% at June 30, 2007 and December 31, 2006, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between October 25, 2007 and June 11, 2009.	64,722	85,073

	$875,730	$828,584

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at June 30, 2007.

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

The estimated fair value of the Swap Agreement at June 30, 2007 and December 31, 2006 was reflected as an other liability of $1,800 and $1,925, respectively.  The Company recorded additional interest expense relating to the Swap Agreement of $264 and $186 for the three months ended June 30, 2007 and 2006, respectively.  Interest expense was increased by $525 and reduced by $148 for the six months ended June 30, 2007 and 2006, respectively.

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

10.     EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250.0 million of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5.7 million. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of June 30, 2007. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning October 1, 2007 until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 42.5822 shares per $1,000 principal amount of Notes at the option of the Operating Partnership.

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

The Company has considered whether the exchange settlement feature represents an embedded derivative within the debt instrument under the guidance of  FAS 133 Accounting for Derivative Instruments and Hedging Activities,  EITF 90-19 Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion, and EITF 01-6 The Meaning of “Indexed to a Company’s Own Stock” that would require bifurcation (i.e., separate accounting).  The Company has concluded that the exchange settlement feature has satisfied the exemption in SFAS 133 because it is indexed to the Company’s own stock and would otherwise be classified in stockholders equity, among other considerations.  Accordingly, the Notes are presented as a single debt instrument (often referred to as “Instrument C” in EITF 90-19) in accordance with APB 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants due to the inseparability of the debt and the conversion feature.

11.     LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership have entered into a $100.0 million revolving line of credit, which includes a $10.0 million swingline subfacility (the “Credit Facility”).

The Credit Facility has an interest rate of 175 basis points over LIBOR (7.07% and 7.10% at June 30, 2007 and December 31, 2006, respectively). The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes. As of June 30, 2007, the Credit Facility had approximately $81 million of capacity based on the assets collateralizing the Credit Facility. No amounts were outstanding on the line of credit at June 30, 2007 or December 31, 2006. The maturity date on the line of credit is September 2007. The Credit Facility is collateralized by mortgages on certain real estate assets.

12.     RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services for certain joint ventures, franchise, third party and other related party properties. Management agreements generally provide for management fees of 6% of cash collected from properties for the management of operations at the self-storage facilities. The Company earns development fees of 4%-6% of budgeted costs on developmental projects.

Management fee revenue for related party and affiliated real estate joint ventures is summarized as follows:

		Three months ended June 30,		Six months ended June 30,
Entity	Type	2007	2006	2007	2006

ESW	Affiliated real estate joint ventures	$109	$103	$218	$204
ESNPS	Affiliated real estate joint ventures	109	104	216	206
PRISA	Affiliated real estate joint ventures	1,294	1,259	2,595	2,491
PRISA II	Affiliated real estate joint ventures	1,048	1,018	2,090	2,018
PRISA III	Affiliated real estate joint ventures	474	456	942	908
VRS	Affiliated real estate joint ventures	283	280	568	553
WCOT	Affiliated real estate joint ventures	387	364	768	723
SP I	Affiliated real estate joint ventures	316	303	626	601
SPB II	Affiliated real estate joint ventures	254	261	516	517
Extra Space Development (“ESD”)	Related party	188	110	355	206
Various	Franchisees, third parties and other	681	923	1,457	1,913
		$5,143	$5,181	$10,351	$10,340

Development fee revenue for related party and affiliated real estate joint ventures is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Type	2007	2006	2007	2006

Affiliated real estate joint ventures	$182	$122	$237	$147
Related party	—	53	—	78
	$182	$175	$237	$225

Effective January 1, 2004, the Company entered into a license agreement with Centershift, a related party software provider, to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $266 and $190 for the three months ended June 30, 2007 and 2006, respectively, and $455 and $368 for the six months ended June 30, 2007 and 2006, respectively, relating to the purchase of software and to license agreements.

Related party and affiliated real estate joint ventures balances are summarized as follows:

	June 30, 2007	December 31, 2006
Receivables:
Development fees	$2,869	$2,633
Other receivables from properties	5,452	13,247
	$8,321	$15,880

Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the managed properties.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at June 30, 2007 or December 31, 2006.

13.     MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.17% majority ownership interest therein as of June 30, 2007. The remaining ownership interests in the Operating Partnership of 5.83% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company.

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

As of June 30, 2007, the Operating Partnership had 4,012,379 and 174,307 Operating Partnership units and CCUs outstanding, respectively.

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

As of June 30, 2007, there were 25,739 CCUs converted to Operating Partnership units.  Based on the performance of the properties as of June 30, 2007, an additional 20,198 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCUs on August 1, 2007 as per the Company’s charter, and the units were issued on August 3, 2007.

14.     PREFERRED OPERATING PARTNERSHIP UNITS

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the “Properties”) in exchange for the issuance of  newly designated Series A Participating Redeemable Preferred Units (“Preferred OP Units”) of the Operating Partnership.  The self-storage facilities are located in California and Hawaii.

On June 25 and 26, 2007, nine of the ten properties were contributed to the Operating Partnership in exchange for consideration totaling $137.8 million. Preferred OP units totaling 909,075, with a value of $121.7 million, were issued along with the assumption of approximately $14.2 million of third-party debt, of which $11,381 was paid off at close.  The final property was purchased by the Company on August 1, 2007.

On June 25, 2007, the Company loaned the holders of the Preferred OP Units $100.0 million. The receivable bears interest at 4.85%, and is due September 1, 2017.  The loan is secured by the borrower’s Preferred OP Units.  In addition, any conversion of the Preferred OP Units prior to the maturity date requires repayment of the loan as of the date of the Preferred OP Unit redemption.  Preferred OP Units are shown on the balance sheet net of the $100.0 million loan under the guidance in EITF No. 85-1, Classifying Notes Receivable for Capital because the borrower under the loan receivable is also the holder of the Preferred OP Units.

The Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the Preferred OP Units.  The Preferred OP Units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

Per the Partnership Agreement, Preferred OP Units in the amount of $115.0 million bear a fixed priority return of 5% and have a fixed liquidation value of $115.0 million. The remaining balance will participate in distributions with and have a liquidation value equal to that of the common Operating Partnership units.  Included in the June 30, 2007 financials statements was the pro rata amount of  $106,464 related to the $115.0 million due to the Company not closing on the final property until August 1, 2007.  The Preferred OP Units will be redeemable at the option of the holder on or after September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

In accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities, SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,  EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,  EITF Topic D-109, Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133, and Accounting Series Release  (“ASR”) No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks, the Preferred OP Units were classified as a hybrid instrument such that the value of the units associated with the fixed return are classified in mezzanine after total liabilities on the balance sheet and before stockholders’ equity.  The remaining balance that participates in distributions equal to that of common stock has been identified as an embedded derivative and has been classified as a liability on the balance sheet and is marked to fair value on a quarterly basis with any adjustment being recorded to the income statement.  As of June 30, 2007, the carrying value of the obligation associated with the Preferred OP Units approximated fair value.

The following table summarizes the components of the transaction:

$121,733	Total amount of Preferred OP Units issued at June 30, 2007
(15,268)	Derivative instrument associated with the Preferred OP Units presented as a liability
106,465	Value of Preferred OP units considered as mezzanine equity
(100,000)	Less note receivable to Preferred OP unit holder
$6,465	Net value of Preferred OP units considered as mezzanine equity

15.     STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 200,000,000 shares of common stock, $0.01 par value per share, 4,100,000 Contingent Conversion Shares, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.  As of June 30, 2007, 64,833,425 shares of common stock were issued and outstanding, 3,388,493 CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All stockholders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

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

As of June 30, 2007, there were 500,350 CCSs converted to common stock.  Based on the performance of the properties as of June 30, 2007, an additional 392,648 CCSs became eligible for conversion.  The board of directors approved the conversion of these CCSs on August 1, 2007 as per the Company’s charter, and the shares were issued on August 3, 2007.

16.     STOCK-BASED COMPENSATION

Options

The Company has the following two stock option plans under which shares were available for grant at June 30, 2007: 1) the 2004 Long-Term Incentive Compensation Plan, and 2) the 2004 Non-Employee Directors’ Share Plan. Under the terms of the plans, the exercise price of an option is the fair value of the stock on the date of grant. Each option becomes exercisable after the period or periods specified in the award agreement, which generally do not exceed 10 years from the date of grant. Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee; options may not be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, stock options vest ratably over a four-year period beginning on the date of grant.

The following assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2007 and 2006 using the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2007	2006

Expected volatility	23%	22%
Dividend yield	5.8%	6.4%
Risk-free interest rate	4.9%	4.7%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock—based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility and average expected term.  The forfeiture rate, which is estimated at a weighted average of 18.93% of unvested options outstanding as of June 30, 2007, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The following table summarizes the Company’s activities with respect to its stock option plans:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of June 30, 2007
Outstanding at December 31, 2006	2,564,563	$13.92
Granted	321,000	19.61
Exercised	(76,048)	13.63
Forfeited	(104,251)	14.32
Outstanding at June 30, 2007	2,705,264	$14.53	7.85	$6,256,459

Vested and Expected to Vest	1,973,200	$14.34	7.77	$4,837,556
Ending Exercisable	836,397	$13.54	7.47	$2,475,896

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The Company recorded compensation expense relating to outstanding options of $196 and $250 for the three months ended June 30, 2007 and 2006, respectively, and $419 and $450 for the six months ended June 30, 2007 and 2006, respectively.  The Company received cash from the exercise of options of $305 and $36 for the three months ended June 30, 2007 and 2006, respectively, and $1,033 and $127 for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, there was $1,422 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.01 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at June 30, 2007, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

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

The Company recorded compensation expense relating to outstanding shares of common stock granted to employees of $242 and $197 for the three months ended June 30, 2007 and 2006, respectively, and $456 and $383 for the six months ended June 30, 2007 and 2006, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted- Average Grant- Date Fair Value
Unreleased at December 31, 2006	156,300	$15.94
Granted	90,529	19.25
Released	(27,500)	15.72
Cancelled	(600)	18.24
Unreleased at June 30, 2007	218,729	$17.35

17.     SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	June 30, 2007	December 31, 2006
Balance Sheet
Investment in real estate ventures
Rental operations	$91,303	$88,115

Total assets

Property management, acquisition and development	$373,759	$223,402
Rental operations	1,610,180	1,446,423
	$1,983,939	$1,669,825

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Statement of Operations
Total revenues
Property management, acquisition and development	$8,158	$6,511	$15,703	$12,706
Rental operations	48,392	42,020	94,623	81,195
	$56,550	$48,531	$110,326	$93,901

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$10,684	$9,561	$21,409	$19,940
Rental operations	26,135	24,104	51,565	47,939
	$36,819	$33,665	$72,974	$67,879

Income (loss) before interest, minority interests and equity in earnings of real estate ventures
Property management, acquisition and development	$(2,526)	$(3,050)	$(5,706)	$(7,234)
Rental operations	22,257	17,916	43,058	33,256
	$19,731	$14,866	$37,352	$26,022

Interest expense
Property management, acquisition and development	$(401)	$(186)	$(564)	$(386)
Rental operations	(15,036)	(12,598)	(28,269)	(24,383)
	$(15,437)	$(12,784)	$(28,833)	$(24,769)

Interest income
Property management, acquisition and development	$3,668	$148	$5,116	$630

Minority interests - Operating Partnership and other
Property management, acquisition and development	$(459)	$(225)	$(859)	$(279)

Equity in earnings of real estate ventures
Rental operations	$1,192	$1,087	$2,389	$2,226

Net income (loss)
Property management, acquisition and development	$282	$(3,313)	$(2,013)	$(7,269)
Rental operations	8,413	6,405	17,178	11,099
	$8,695	$3,092	$15,165	$3,830

Depreciation and amortization expense
Property management, acquisition and development	$340	$201	$602	$384
Rental operations	8,783	8,856	17,317	17,949
	$9,123	$9,057	$17,919	$18,333

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(98,148)	$(87,964)

Development and construction of real estate assets
Property management, acquisition and development			$(19,381)	$(15,118)

18.     COMMITMENTS AND CONTINGENCIES

The Company has guaranteed two construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland and Chicago, Illinois. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004 and July 2005, respectively. At June 30, 2007, the total amount of guaranteed mortgage debt relating to these joint ventures was $13,095. These mortgage loans mature December 1, 2007 and July 28, 2008, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at June 30, 2007, was $16,281. The Company has recorded no liability in relation to this guarantee as of June 30, 2007. The fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of June 30, 2007, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

19.     INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, there were no material unrecognized tax benefits.  At June 30, 2007, there were no material unrecognized tax benefits.

Interest and penalties related to uncertain tax positions will be recognized in income tax expense, when incurred. As of June 30, 2007, the Company had no interest and penalties related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

20.     SUBSEQUENT EVENTS

On August 1, 2007, one property was contributed to the Operating Partnership in exchange for consideration totaling $14.6 million. Preferred OP Units of 80,905 with a value of $9.8 million were issued along with cash of approximately $4.8 million.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited Condensed Consolidated Financial Statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our notes to the unaudited Condensed Consolidated Financial Statements contained elsewhere in this report and the Audited Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2006 describe the significant accounting policies essential to our unaudited Condensed Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force (“EITF”) Topic D-109, “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133” (“Topic D-109”), discussed at the March 15, 2007 EITF meeting, is effective at the beginning of the first fiscal quarter beginning after June 15, 2007 (even if that period is other than the first fiscal quarter of the registrant’s fiscal year). Topic D-109 provides the SEC staff’s view as to how one must evaluate whether a preferred stock “host” contract is a debt host or an equity host. It states that the determination of the nature of the host contract for a hybrid financial instrument (that is, whether the nature of the host contract is more akin to debt or to equity) issued in the form of a share should be based on a consideration of economic characteristics and risks. The SEC staff believes that the consideration of the economic characteristics and risks of the host contract should be based on all the stated and implied substantive terms and features of the hybrid financial instrument. This may represent a change from the way these instruments were analyzed in the past.

We have elected to early adopt Topic D-109 which specifically relates to the AAAAA Rent-A-Space acquisition that was completed during the quarter ended June 30, 2007.

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

We continue to evaluate a range of growth initiatives and opportunities including the following:

•                  Maximize the performance of properties through strategic, efficient and proactive management. We plan to pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team will seek to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our size and scale give us a greater ability than the majority of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

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

•                  Develop new self-storage properties. We have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline for the remainder of 2007 through 2008 includes 16 projects. The majority of the projects will be developed on a wholly-owned basis by the Company. The construction of many of these properties has already begun.

•                  Expand the Company’s management business. We see the management business as a future acquisition pipeline and expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Twelve of the Company’s 2006 and seven of the Company’s 2007 acquisitions have come from this channel.

PROPERTIES

As of June 30, 2007, we owned or had ownership interests in 585 operating self-storage properties located in 33 states and Washington, D.C. Of these properties, 242 are wholly-owned and consolidated, one is held in joint venture and consolidated and 342 are held in joint ventures accounted for using the equity method.  In addition, we managed 59 properties for franchisees or third parties bringing the total numbers of properties which we own and/or manage to 644.  We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites.  As of June 30, 2007, we owned or had ownership interests in approximately 42 million square feet of space and had greater than 300,000 customers.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization.  We consider a property to be stabilized once it has achieved either an 80% occupancy rate or has been open for three years.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2007, the median length of stay was approximately eleven months.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of June 30, 2007 and 2006.  The information as of June 30, 2006 is on a pro forma basis as though all the properties owned at June 30, 2007 were under the Company’s control as of June 30, 2006.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2007(1)	Number of Units as of June 30, 2006	Net Rentable Square Feet as of June 30, 2007(2)	Net Rentable Square Feet as of June 30, 2006	Square Foot Occupancy % June 30, 2007	Square Foot Occupancy % June 30, 2006
Wholly-owned properties
Arizona	4	2,260	2,254	280,180	276,640	93.9%	97.8%
California	40	31,758	31,744	3,014,121	3,011,778	84.4%	85.7%
Colorado	5	2,399	2,394	301,691	293,591	91.3%	91.6%
Connecticut	1	745	745	62,505	62,430	84.5%	72.7%
Florida	27	17,729	17,683	1,880,443	1,878,402	86.2%	91.8%
Georgia	12	6,448	6,553	835,528	828,648	88.0%	87.2%
Hawaii	2	2,890	2,860	153,351	154,234	81.2%	83.6%
Illinois	4	2,674	2,691	266,454	265,487	87.8%	83.2%
Kansas	1	505	503	49,940	49,955	90.4%	93.4%
Kentucky	3	1,586	1,579	194,351	194,290	91.5%	88.6%
Louisiana	2	1,407	1,410	147,490	147,490	93.2%	95.5%
Maryland	8	6,746	6,684	731,002	703,522	85.5%	85.0%
Massachusetts	24	13,519	13,440	1,432,541	1,433,441	86.0%	84.0%
Michigan	2	1,041	1,043	134,402	135,312	90.6%	84.8%
Missouri	3	1,349	1,349	168,907	169,187	87.1%	85.2%
Nevada	2	1,256	1,242	132,465	131,135	84.3%	86.6%
New Hampshire	2	1,006	1,006	125,609	125,309	81.9%	82.5%
New Jersey	21	17,103	17,127	1,670,303	1,672,472	86.7%	86.6%
New York	7	6,957	6,965	455,779	456,119	82.1%	82.4%
Ohio	4	2,040	2,048	275,401	276,355	87.8%	86.2%
Oregon	1	764	767	103,450	103,610	95.7%	94.1%
Pennsylvania	8	6,133	6,128	640,568	637,294	86.9%	81.8%
Rhode Island	1	731	730	75,241	75,816	85.7%	84.0%
South Carolina	4	2,067	2,068	245,734	245,684	92.1%	94.7%
Tennessee	6	3,535	3,533	477,547	469,922	87.3%	91.4%
Texas	19	11,881	11,956	1,335,850	1,323,521	91.1%	88.2%
Utah	3	1,535	1,524	210,490	209,965	96.6%	92.8%
Virginia	4	2,890	2,889	272,825	273,038	88.0%	86.3%
Washington	3	2,031	2,030	244,865	244,595	98.3%	96.3%
Total Wholly-Owned Stabilized	223	152,985	152,945	15,919,033	15,849,242	87.2%	87.3%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2007(1)	Number of Units as of June 30, 2006	Net Rentable Square Feet as of June 30, 2007(2)	Net Rentable Square Feet as of June 30, 2006	Square Foot Occupancy % June 30, 2007	Square Foot Occupancy % June 30, 2006
Joint-venture properties
Alabama	4	2,300	2,324	282,018	281,628	88.7%	86.5%
Arizona	11	6,901	6,888	751,141	752,076	92.0%	94.2%
California	72	51,822	51,931	5,315,289	5,316,072	90.2%	89.5%
Colorado	3	1,906	1,905	216,038	215,813	89.4%	86.0%
Connecticut	8	5,979	5,985	690,389	690,434	78.3%	77.1%
Delaware	1	589	589	71,655	71,655	94.3%	85.5%
Florida	24	20,344	20,355	2,080,172	2,079,353	85.7%	88.7%
Georgia	3	1,891	1,916	246,406	251,530	79.4%	82.9%
Illinois	6	4,033	4,031	433,562	436,977	82.8%	77.3%
Indiana	9	3,740	3,733	468,753	468,563	90.3%	90.2%
Kansas	3	1,217	1,210	164,225	163,950	87.9%	85.4%
Kentucky	4	2,282	2,270	268,509	268,289	88.9%	84.6%
Maryland	14	10,927	10,916	1,077,412	1,076,827	88.4%	85.1%
Massachusetts	16	8,500	8,556	972,499	975,597	83.9%	81.2%
Michigan	10	5,968	5,959	785,447	786,252	87.8%	79.3%
Missouri	5	2,771	2,774	324,665	325,615	85.9%	87.6%
Nevada	7	4,630	4,632	620,549	621,772	88.5%	92.1%
New Hampshire	3	1,326	1,330	138,554	138,964	87.3%	85.5%
New Jersey	20	15,148	15,134	1,595,238	1,588,181	81.6%	87.7%
New Mexico	9	4,709	4,727	526,194	528,864	86.0%	87.1%
New York	22	24,098	24,220	1,803,896	1,806,109	86.0%	83.7%
Ohio	11	5,027	5,041	751,107	753,177	87.4%	81.5%
Oregon	2	1,291	1,286	137,140	137,140	91.2%	95.3%
Pennsylvania	9	6,474	6,477	687,618	687,370	87.3%	85.2%
Rhode Island	1	611	611	73,905	74,005	75.8%	68.3%
Tennessee	22	11,828	11,851	1,547,503	1,550,417	88.8%	87.8%
Texas	18	11,837	11,862	1,519,316	1,525,237	81.4%	80.7%
Utah	1	519	524	59,500	59,700	97.2%	93.5%
Virginia	15	10,393	10,359	1,106,716	1,106,770	87.8%	87.1%
Washington	1	551	551	62,730	62,730	94.9%	89.8%
Washington, DC	1	1,536	1,536	102,003	101,990	94.9%	86.2%
Total Stabilized Joint-Ventures	335	231,148	231,483	24,880,149	24,903,057	86.9%	86.3%

Managed properties
California	5	3,273	3,271	401,655	398,455	77.9%	80.9%
Colorado	1	513	516	56,240	56,240	91.3%	90.2%
Florida	1	570	572	56,485	57,125	90.5%	96.4%
Georgia	7	4,530	4,559	485,472	486,372	87.8%	86.3%
Maryland	3	3,124	3,093	256,511	255,698	82.9%	80.0%
Nevada	1	436	442	61,235	61,510	80.0%	79.5%
New Jersey	2	1,096	1,089	131,472	131,642	93.3%	89.4%
New Mexico	2	1,576	1,584	171,555	171,355	88.0%	93.3%
Pennsylvania	2	888	888	131,130	131,330	95.0%	83.9%
Tennessee	2	1,147	1,133	135,410	130,286	88.5%	92.2%
Texas	1	371	371	46,955	46,955	99.4%	98.7%
Utah	2	1,431	1,433	136,412	146,587	85.6%	75.8%
Washington, DC	2	1,255	1,256	111,759	111,809	82.5%	82.8%
Total Stabilized Managed Properties	31	20,210	20,207	2,182,291	2,185,364	86.0%	85.1%

Total Stabilized Properties	589	404,343	404,635	42,981,473	42,937,663	87.0%	86.6%

(1) Represents unit count as of June 30, 2007, which may differ from June 30, 2006 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2007, which may differ from June 30, 2006 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of June 30, 2007 and 2006. The information as of June 30, 2006 is on a pro forma basis as though all the properties owned at June 30, 2007 were under our control as of June 30, 2006.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2007(1)	Number of Units as of June 30, 2006	Net Rentable Square Feet as of June 30, 2007(2)	Net Rentable Square Feet as of June 30, 2006	Square Foot Occupancy % June 30, 2007	Square Foot Occupancy % June 30, 2006
Wholly-owned properties
Arizona	1	587	599	67,375	67,375	77.3%	32.5%
California	5	3,653	2,798	433,850	330,280	56.9%	55.8%
Colorado	1	359	368	58,928	60,441	76.6%	80.6%
Connecticut	1	612	614	60,760	60,760	75.6%	65.7%
Florida	2	1,257	973	157,005	133,880	71.8%	75.7%
Illinois	1	591	588	75,800	75,820	76.4%	66.5%
Massachusetts	4	2,896	1,927	285,927	195,608	63.8%	68.0%
New Jersey	2	1,744	1,678	163,185	149,070	79.1%	80.2%
Pennsylvania	1	424	425	47,060	47,410	79.6%	59.6%
Washington	1	501	529	61,250	61,250	98.9%	80.2%
Total Wholly-Owned Lease-up	19	12,624	10,499	1,411,140	1,181,894	68.8%	65.7%

Joint-venture properties
California	1	703	—	79,233	—	31.4%	0.0%
Illinois	1	955	957	74,153	75,399	43.1%	0.0%
Maryland	1	948	957	73,666	73,649	51.1%	12.3%
New Jersey	2	1,195	560	119,735	62,400	54.6%	74.2%
New Mexico	1	491	530	77,674	58,992	85.1%	91.3%
Pennsylvania	1	754	774	76,496	76,773	96.5%	80.0%
Virginia	1	878	878	84,383	84,383	76.6%	58.4%
Total Lease-up Joint-Ventures	8	5,924	4,656	585,340	431,596	62.2%	50.9%

Managed properties
California	8	5,433	4,792	552,315	461,095	72.9%	58.7%
Connecticut	1	683	687	54,840	54,380	94.9%	70.1%
Florida	3	2,226	1,297	224,832	112,286	46.3%	60.9%
Georgia	2	1,007	1,114	115,215	114,780	72.2%	58.1%
Illinois	2	1,561	1,573	190,329	192,949	67.6%	51.9%
Indiana	1	587	588	68,890	69,040	72.9%	54.5%
Maryland	1	727	728	67,810	67,560	79.2%	73.4%
Massachusetts	4	3,851	3,870	338,894	341,359	64.9%	45.8%
New Jersey	1	863	—	78,190	—	20.2%	0.0%
New York	1	1,578	1,579	116,235	116,530	78.9%	65.3%
Rhode Island	1	501	506	55,670	56,095	38.9%	16.0%
Texas	2	1,167	1,172	125,505	124,445	88.7%	73.3%
Virginia	1	687	676	74,840	74,900	87.1%	78.2%
Total Lease-up Managed	28	20,871	18,582	2,063,565	1,785,419	67.8%	57.3%

Total Lease-up Properties	55	39,419	33,737	4,060,045	3,398,909	67.4%	59.4%

(1) Represents unit count as of June 30, 2007, which may differ from June 30, 2006 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2007, which may differ from June 30, 2006 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2007 and 2006

Overview

Results for the three and six months ended June 30, 2007 include the operations of 585 properties (243 of which were consolidated and 342 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2006, which included the operations of 556 properties (208 of which were consolidated and 348 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenues:
Property rental	$48,392	$42,020	$6,372	15.2%	$94,623	$81,195	$13,428	16.5%
Management and franchise fees	5,143	5,181	(38)	(0.7)%	10,351	10,340	11	0.1%
Tenant insurance	2,688	971	1,717	176.8%	4,831	1,892	2,939	155.3%
Development fees	182	175	7	4.0%	237	225	12	5.3%
Other income	145	184	(39)	(21.2)%	284	249	35	14.1%
Total revenues	$56,550	$48,531	$8,019	16.5%	$110,326	$93,901	$16,425	17.5%

Property Rental — The increase in property rental revenue for the three and six months ended June 30, 2007 consists of $4,500 and $9,240, respectively, associated with acquisitions completed in 2007 and 2006, $1,454 and $3,394, respectively, from rate increases at stabilized properties, and $418 and $794, respectively, from increases in occupancy at lease-up properties.

Management and Franchise Fees — Revenue from management and franchise fees have remained fairly stable.  Increased revenues at our joint venture, franchise, and third-party managed sites related to rental rate and occupancy increases have been offset by lost management fees due to the termination of certain management agreements.

Tenant Insurance —The increase in tenant insurance revenues is due to the introduction of our captive insurance program at all wholly-owned properties in October 2006. In addition, during the six months ended June 30, 2007, we promoted the tenant insurance program and successfully increased sales of insurance policies in excess of 25%. Formerly, insurance revenues included only fee income paid by a third party insurance company.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Expenses:
Property operations	$17,352	$15,248	$2,104	13.8%	$34,248	$29,990	$4,258	14.2%
Tenant insurance	1,217	589	628	106.6%	2,190	1,222	968	79.2%
Unrecovered development and acquisition costs	159	24	135	562.5%	409	342	67	19.6%
General and administrative	8,968	8,747	221	2.5%	18,208	17,992	216	1.2%
Depreciation and amortization	9,123	9,057	66	0.7%	17,919	18,333	(414)	(2.3)%
Total expenses	$36,819	$33,665	$3,154	9.4%	$72,974	$67,879	$5,095	7.5%

Property Operations — The increase in property operations expense for the three and six months ended June 30, 2007 consists of $1,344 and $3,057,  respectively, associated with acquisitions completed in 2007 and 2006, $760 and $1,201, respectively, from increases in utilities and advertising expenses at existing properties.

Tenant Insurance —The increase in tenant insurance expense is due to the introduction of our captive insurance program at all wholly-owned properties in October 2006.

Unrecovered Development/Acquisition Costs—Unrecovered development and acquisition costs have increased when compared to the prior year due to increased acquisition volume and competition for raw land and operating properties.

General and Administrative—General and administrative costs remained relatively constant due to the fact that the integration of the Storage USA properties was completed prior to the periods presented and as no similar large acquisitions have occurred.

Depreciation and Amortization—The decrease in depreciation and amortization expense for the six months ended June 30, 2007 is due primarily to the fact that the customer relationship intangibles related to the properties acquired in the Storage USA acquisition in July 2005 were fully amortized as of January 2007.  This decrease is offset by additional depreciation and amortization expense from other acquisitions made in 2007 and 2006, causing the increase in depreciation and amortization expense for the three months ended June 30, 2007.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Other revenue and expenses:
Interest expense	$(15,437)	$(12,784)	$(2,653)	20.8%	$(28,833)	$(24,769)	$(4,064)	16.4%
Interest income	3,668	148	3,520	2,378.4%	5,116	630	4,486	712.1%
Minority interest - Operating Partnership	(515)	(225)	(290)	128.9%	(899)	(279)	(620)	222.2%
Minority interest - other	56	—	56	(100.0)%	40	—	40	(100.0)%
Equity in earnings of real estate ventures	1,192	1,087	105	9.7%	2,389	2,226	163	7.3%
Total other expense	$(11,036)	$(11,774)	$738	(6.3)%	$(22,187)	$(22,192)	$5	0.0%

Interest Expense — The increase in interest expense for the three and six months ended June 30, 2007 when compared to June 30, 2006 consists primarily of  $1,181 and $2,475, respectively, related to new loans on properties acquired in 2007 and 2006, and $1,596  and $1,221, respectively, related to increased corporate interest related primarily to the exchangeable senior notes offering in March 2007.

Interest Income — The increase in interest income was due to the larger amount of cash and short-term investments held during the three and six months ended June 30, 2007 compared to the prior year.  The excess cash was generated primarily by the exchangeable senior notes offering in March 2007.

Minority Interest — Operating Partnership—Income allocated to the Operating Partnership represents 5.59% and 6.88% of the net income before minority interest for the six months ended June 30, 2007 and 2006, respectively.  The increase in the amount allocated to the minority interest in 2007 is due to the increase in net income.

Equity in Earnings of Real Estate Ventures — The change in equity in earnings of real estate ventures for the three and six months ended June 30, 2007 relates primarily to increases in income at the properties owned by the real estate ventures.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses.  The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets.  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our unaudited condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$8,695	$3,092	$15,165	$3,830

Plus:
Real estate depreciation	7,830	6,648	15,416	13,121
Amortization of intangibles	807	1,951	1 ,614	4,504
Joint venture real estate depreciation and amortization	1,026	1,247	2,087	2,447
Joint venture loss on sale of properties	5	—	5	—
Income allocated to Operating Partnership minority interest	515	225	899	279

Funds from operations	$18,878	$13,163	$35,186	$24,181

Weighted average number of shares - basic
Common stock (excluding restricted shares)	64,439,138	51,625,135	64,356,827	51,606,618
OP units	4,012,379	3,825,787	4,012,379	3,825,787
Total	68,451,517	55,450,922	68,369,206	55,432,405

Weighted average number of shares - diluted
Common stock	65,236,466	52,165,301	65,201,934	52,157,299
OP units	4,012,379	3,825,787	4,012,379	3,825,787
Total	69,249,845	55,991,088	69,214,313	55,983,086

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

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2007	2006	Change	2007	2006	Change
Same-store rental revenues	$39,624	$37,980	4.3%	$78,534	$74,748	5.1%
Same-store operating expenses	13,815	13,308	3.8%	27,519	26,830	2.6%
Same-store net operating income	25,809	24,672	4.6%	51,015	47,918	6.5%

Non same-store rental revenues	8,768	4,040	117.0%	16,089	6,447	149.6%
Non same-store operating expenses	3,537	1,940	82.3%	6,729	3,160	112.9%

Total rental revenues	48,392	42,020	15.2%	94,623	81,195	16.5%
Total operating expenses	17,352	15,248	13.8%	34,248	29,990	14.2%

Same-store square foot occupancy as of quarter end	87.5%	88.1%		87.5%	88.1%

Properties included in same-store	181	181		181	181

The increase in same-store rental revenues for the three and six months ended June 30, 2007 was due to our ability to maintain occupancy and increase rental rates to existing customers. The increase in same-store operating expenses was primarily due to increases in property taxes and advertising.

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

As of June 30, 2007, there were 500,350 CCSs and 25,739 CCUs converted to common shares and common Operating

Partnership units, respectively. Based on the performance of the properties as of June 30, 2007, an additional 392,648 CCSs and 20,198 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCSs and CCUs on August 1, 2007 as per the Company’s charter, and the shares and units were issued on August 3, 2007.

The table below outlines the performance of the properties for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2007	2006	Change	2007	2006	Change
CCS/CCU rental revenues	$2,967	$2,508	18.3%	$5,853	$4,890	19.7%
CCS/CCU operating expenses	1,333	1,330	0.2%	2,631	2,655	(0.9)%
CCS/CCU net operating income	1,634	1,178	38.7%	3,222	2,235	44.2%

Non CCS/CCU rental revenues	45,425	39,512	15.0%	88,770	76,305	16.3%
Non CCS/CCU operating expenses	16,019	13,918	15.1%	31,617	27,335	15.7%

Total rental revenues	48,392	42,020	15.2%	94,623	81,195	16.5%
Total operating expenses	17,352	15,248	13.8%	34,248	29,990	14.2%

CCS/CCU square foot occupancy as of quarter end	77.1%	74.7%		77.1%	74.7%

Properties included in CCS/CCU	14	14		14	14

The increase in CCS/CCU rental revenues was due to increased rental rates and occupancy.

CASH FLOWS

Cash flows provided by operating activities were $51,905 and $36,264, respectively, for the six months ended June 30, 2007 and 2006. The increase in cash provided by operating activities was due primarily to an increase in net income related to the addition of new properties through acquisitions and interest income from short-term investments.  Additionally, there have also been lower cash funding requirements relating to our lease-up properties as occupancy has increased.

Cash used in investing activities was $205,629 and $107,850, respectively, for the six months ended June 30, 2007 and 2006. The increase is due primarily to the purchase of short-term investments during the six months ended June 30, 2007.

Cash provided by financing activities was $128,713 and $47,183 for the six months ended June 30, 2007 and 2006, respectively. The financing activities during the six months ended June 30, 2007 consisted primarily of the issuance of exchangeable senior notes for $250,000, additional net borrowings of $16,010, offset by $29,368 paid in dividends.

OPERATIONAL SUMMARY

For the three and six months ended June 30, 2007, we continued our same-store property revenue growth with a revenue increase of  4.3% and 5.1%, respectively, compared to the same periods in 2006. Occupancy at our stabilized properties was fairly consistent on a year-to-year basis, reaching 87.5% as of June 30, 2007 compared to 88.1% as of June 30, 2006.

Property revenue growth was evident in the majority of markets in which we operate. The growth in property revenue is the result of increases in occupancy and rental rates to both new and existing customers. Property expenses increased primarily as a result of increases in property taxes due to re-assessments on properties that we have acquired and other annual tax re-assessments.

OUTLOOK

In the second quarter, we continued to see a generally positive climate for self-storage in the United States.  Rental activity was flat overall when compared with the second quarter of 2006.  Despite the lack of increased demand, we were able to raise same-store and overall portfolio revenue through increased rental rates to existing customers.  The key economic indicators that affect self-storage demand are mixed, and we are looking to rental activity in the second quarter of 2007 as an indicator of our results for the remainder of the year.

We seek to drive rental activity and revenue growth by actively managing both pricing and promotional strategies through our revenue management team and utilizing the yield management features of our technology system. In-house training, operational initiatives and marketing promotions, including national cable television advertising, continue to be implemented.  These activities also provide support for increased rentals at the store level.

Our discounting strategies continue to evolve. Higher levels of discounting were utilized in the first six months of 2007 compared to 2006 due to special promotions associated with the 30th anniversary of the Company. We will selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through our centralized, real-time technology systems and revenue management team.

Property taxes are seen as a primary driver of expenses in the coming year. As we acquire existing self-storage facilities, tax reassessments will continue to occur. Snow removal expenses, usually a major contributor to expense increases, were lower in the first six months of 2007 due to lower snowfall amounts than anticipated in the northeast and mid-Atlantic regions.

We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. However, we believe that the quality and location of our property portfolio, our revenue management systems, and the strength of our self-storage fundamentals will provide opportunities to grow revenues in the remainder of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had $45,790 available in cash and cash equivalents, and $90,331 in short-term investments.  We intend to use this cash to purchase additional self-storage properties and fund other working capital needs during the remainder of 2007.  Additionally, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.  Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

During September 2004, we, as guarantor, and our Operating Partnership entered into a $100 million revolving line of credit (“Credit Facility”), which includes a $10 million swingline sub facility. The Credit Facility is collateralized by self-storage properties. The Operating Partnership intends to use the proceeds of the Credit Facility for general corporate purposes and acquisitions. As of June 30, 2007, the Credit Facility had approximately $81 million of available borrowings based on the assets collateralizing the Credit Facility. As of June 30, 2007, we had no amount outstanding under the Credit Facility.

As of June 30, 2007, we had approximately $1,245.3 million of debt, resulting in a debt to total capitalization ratio of 52.3%. As of June 30, 2007, the ratio of total fixed rate debt and other instruments to total debt was 94.8%. The weighted average interest rate of the total of fixed and variable rate debt at June 30, 2007 was 5.1%.

Real estate assets are pledged as collateral for our debt.  We are subject to certain restrictive covenants relating to our outstanding debt.  We were in compliance with all covenants at June 30, 2007.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand, short term investments and borrowings under our Credit Facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of distributions to stockholders, new facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We do not expect that our operating cash flow will be sufficient to fund our long term liquidity needs and instead expect to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. We may also use Operating Partnership units as currency to fund acquisitions from self-storage owners who desire tax-

deferral in their exiting transactions.

On October 13, 2005, we filed a universal shelf registration statement with the Securities and Exchange Commission, which permits us to sell, from time to time, up to $800 million of our common stock, preferred stock, depositary shares, warrants and rights to the extent necessary or advisable to meet our liquidity needs.  We have issued approximately $406 million of securities under this shelf registration statement to date, leaving us with availability of approximately $394 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to our unaudited Condensed Consolidated Financial Statements, we do not currently have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our unaudited Condensed Consolidated Financial Statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Our exchangeable senior notes provide for excess exchange value to be paid in cash or shares of our common stock if our stock price exceeds a certain amount. See the notes to our financial statements for a further description of our exchangeable senior notes.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2007:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$63,722	$5,365	$10,197	$8,678	$39,482
Notes payable, exchangeable senior notes and notes payable to trusts
Interest	454,474	63,396	111,409	68,531	211,138
Principal	1,245,320	4,513	298,990	179,680	762,137
Total contractual obligations	$1,763,516	$73,274	$420,596	$256,889	$1,012,757

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

As of June 30, 2007, we had $1.2 billion in total debt of which $64.7 million was subject to variable interest rates (including the $61.8 million on which we have a reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.7 million annually.

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

The fair value of fixed rate notes payable and notes payable to trusts at June 30, 2007 was $1.1 billion. The carrying value of these fixed rate notes payable at June 30, 2007 was $1.2 billion.

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

We have formed a disclosure committee to ensure that all disclosures made by the Company to its security holders or the investment community will be accurate and complete and fairly present the Company’s financial condition and results of operations in all material respects, and are made on a timely basis as required by applicable laws, regulations and stock exchange requirements.

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

(ii)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

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

As of June 30, 2007, there were 500,350 CCSs and 25,739 CCUs converted to common shares and common Operating Partnership units, respectively. Based on the performance of the properties as of June 30, 2007, an additional 392,648 CCSs and 20,198 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCS and CCUs on August 1, 2007 as per the Company’s charter, and the shares and units were issued on August 3, 2007.  The shares and units were issued in private placements in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  We received no additional consideration for the conversions.

On June 14, 2007, the Company acquired one self-storage facility located in San Francisco, California from an unrelated third party for cash of $867, a loan assumption of $14.1 million, assumed net liabilities of $60 and 218,693 Operating Partnership units valued at $3,834.  The units were issued in a private placement in reliance on Section 4(2)  of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  Subject to certain lock-up periods and adjustments, the units are generally exchangeable into common stock of the Company on a one-for-one basis or an equivalent amount of cash, at the option of the Company.

On August 1, 2007, one property was contributed to the Operating Partnership in exchange for consideration totaling $14.6 million.  Preferred OP Units of 80,905 with a value of $9.8 million were issued along with cash of approximately $4.8 million.  The units were issued in a private placement in reliance on Section 4(2)  of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  Subject to certain lock-up periods and adjustments, the Preferred OP Units will be redeemable at the option of the holder on or after September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 23, 2007. The first item of business was the election of seven members of the board of directors. The votes were tabulated as follows: 50,964,913 votes were cast for Kenneth M. Woolley and 700,456 votes were withheld; 51,058,067 votes were cast for Anthony Fanticola and 607,302 votes were withheld; 51,039,772 votes were cast for Hugh W. Horne and 625,597 votes were withheld; 47,530,424 votes were cast for Spencer F. Kirk and 4,134,945 votes were withheld; 51,193,682 votes were cast for Joseph D. Margolis and 471,687 votes were withheld; 51,063,979 votes were cast for Roger B. Porter and 601,390 votes were withheld; and 51,119,011 votes were cast for K. Fred Skousen and 546,358 votes were withheld. The second item of business was a proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007. The votes were tabulated as follows: 51,598,167 were cast for, 47,285 were cast against, and 19,914 abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1

Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 18, 2007).

10.2	Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP, dated June 25, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 26, 2007).

10.3	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).

10.4	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).

10.5	Form of Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 26, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 8, 2007	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)