Form 10-Q
period 2007-09-30
Extra Space Storage Inc.
filed 2007-11-07
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2007 was 65,299,160.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,707,384	$1,382,055
Real estate under development	49,943	35,336
Net real estate assets	1,757,327	1,417,391

Investments in real estate ventures	89,876	88,115
Cash and cash equivalents	41,830	70,801
Short-term investments	49,200	—
Restricted cash	36,642	44,282
Receivables from related parties and affiliated real estate joint ventures	9,447	15,880
Other assets, net	35,253	33,356
Total assets	$2,019,575	$1,669,825

Liabilities, Minority Interests and Stockholders’ Equity:
Notes payable	$902,930	$828,584
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	250,000	—
Line of credit	—	—
Accounts payable and accrued expenses	33,951	25,704
Other liabilities	18,416	17,234
Total liabilities	1,324,887	991,112

Commitments and contingencies

Minority interest represented by Preferred Operating Partnership units, net of $100,000 note receivable (Note 15)	30,427	—
Minority interest in Operating Partnership	36,807	34,841
Other minority interests	164	317

Stockholders’ equity:
Preferred stock , $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 300,000,000 and 200,000,000 shares authorized at September 30,2007 and December 31, 2006, respectively, and 65,276,108 and 64,167,098 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	653	642
Paid-in capital	825,130	822,181
Accumulated deficit	(198,493)	(179,268)
Total stockholders’ equity	627,290	643,555

Total liabilities, minority interests and stockholders’ equity	$2,019,575	$1,669,825

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Property rental	$55,209	$44,682	$149,832	$125,877
Management and franchise fees	5,169	5,357	15,520	15,697
Tenant insurance	3,027	716	7,858	2,608
Development fees	97	47	334	272
Other income	324	386	608	635
Total revenues	63,826	51,188	174,152	145,089

Expenses:
Property operations	19,607	16,613	53,855	46,603
Tenant insurance	1,397	284	3,587	1,506
Unrecovered development and acquisition costs	184	(87)	593	255
General and administrative	9,326	8,598	27,534	26,590
Depreciation and amortization	10,598	9,253	28,517	27,586
Total expenses	41,112	34,661	114,086	102,540

Income before interest, Preferred Operating Partnership, minority interests and equity in earnings of real estate ventures	22,714	16,527	60,066	42,549

Interest expense	(16,079)	(13,429)	(44,912)	(38,198)
Interest income	1,821	175	6,937	805
Interest income on note receivable from Preferred Unit holder	1,280	—	1,280	—
Equity in earnings of real estate ventures	1,304	1,340	3,693	3,566
Fair value adjustment of obligation associated with Preferred Operating Partnership units (Note 15)	1,054	—	1,054	—
Minority interest - Operating Partnership	(869)	(306)	(1,768)	(585)
Minority interests - other	113	—	153	—
Net income	11,338	4,307	26,503	8,137
Fixed distribution paid to Preferred Operating Partnership unit holder (Note 15)	(1,510)	—	(1,510)	—
Net income available to common stockholders	$9,828	$4,307	$24,993	$8,137

Net income per common share
Basic	$0.15	$0.08	$0.39	$0.16
Diluted	$0.15	$0.08	$0.38	$0.16

Weighted average number of shares
Basic	64,901,249	52,501,864	64,461,353	51,929,336
Diluted	70,567,078	57,072,838	69,702,837	56,250,164

Cash dividends paid per common share	$0.23	$0.23	$0.68	$0.68

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2006	64,167,098	642	822,181	(179,268)	643,555

Issuance of common stock upon the exercise of options	99,290	1	1,338	—	1,339
Restricted stock grants issued	119,329	1	—	—	1
Restricted stock grants cancelled	(2,607)	—	—	—	—
Conversion of Contingent Conversion Shares to common stock	892,998	9	—	—	9
Compensation expense related to stock-based awards	—	—	1,611	—	1,611

Fixed distribution paid to Preferred Operating Partnership unit holder	—	—	—	(1,510)	(1,510)
Net income	—	—	—	26,503	26,503
Dividends paid on common stock at $0.6825 per share	—	—	—	(44,218)	(44,218)
Balances at September 30, 2007	65,276,108	$653	$825,130	$(198,493)	$627,290

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$26,503	$8,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,517	27,586
Amortization of deferred financing costs	2,457	2,111
Fair value adjustment of obligation associated with Preferred Operating Partnership units (Note 15)	(1,054)	—
Stock compensation expense	1,611	1,377
Income allocated to minority interests	1,615	585
Distributions from operations of real estate ventures in excess of earnings	3,454	3,423
Changes in operating assets and liabilities:
Receivables from related parties	4,835	16,619
Other assets	5,045	3,607
Accounts payable and accrued expenses	8,247	(6,485)
Other liabilities	(2,378)	3,756
Net cash provided by operating activities	78,852	60,716

Cash flows from investing activities:
Acquisition of real estate assets	(144,347)	(127,826)
Development and construction of real estate assets	(31,495)	(26,301)
Proceeds from sale of real estate assets	1,999	728
Investments in real estate ventures	(4,769)	(5,104)
Net purchases of short-term investments	(49,200)	—
Change in restricted cash	7,640	1,451
Principal payments received on notes receivable	—	123
Purchase of equipment and fixtures	(835)	(1,217)
Net cash used in investing activities	(221,007)	(158,146)

Cash flows from financing activities:
Proceeds from exchangeable senior notes	250,000	—
Proceeds from notes payable, notes payable to trusts and line of credit	50,102	129,126
Principal payments on notes payable and line of credit	(31,135)	(65,213)
Deferred financing costs	(7,740)	(899)
Loan to Preferred OP unit holder	(100,000)	—
Redemption of Operating Partnership units held by minority interest	(775)	—
Proceeds from issuance of common shares, net	—	194,901
Net proceeds from exercise of stock options	1,339	565
Dividends paid on common stock	(44,218)	(35,407)
Distributions to Operating Partnership units held by minority interest	(4,389)	(2,610)
Net cash provided by financing activities	113,184	220,463
Net increase (decrease) in cash and cash equivalents	(28,971)	123,033
Cash and cash equivalents, beginning of the period	70,801	28,653
Cash and cash equivalents, end of the period	$41,830	$151,686

	Nine months ended September 30,
	2007	2006
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$37,756	$35,379

Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets acquired	$190,185	$27,091
Notes payable acquired	(54,350)	(10,878)
Notes receivable	—	(10,298)
Preferred Operating Partnership units issued as consideration	(131,499)	—
Investment in real estate ventures	(502)	(2,785)
Minority interest in Operating Partnership	(3,834)	(3,130)
Conversion of Operating Parntership Units held by minority interests for common stock	—	1,811

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or facilities held through joint ventures with third parties. At September 30, 2007, the Company had direct and indirect equity interests in 585 storage facilities located in 33 states and Washington, D.C.

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

2.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

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

The Company elected to early adopt Topic D-109 which specifically relates to the AAAAA Rent-A-Space acquisition that was completed during the quarter ended June 30, 2007. See Note 15.

3.                                      NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares (“CCS”), Contingent Conversion Units (“CCU”), exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and convertible Operating Partnership units ) (“OP units”) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income or loss is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.

The Company has $250.0 million of exchangeable senior notes issued and outstanding that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.48 per share at September 30, 2007, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the third quarter of 2007, therefore holders of the exchangeable senior notes may not elect to convert them during the fourth quarter of 2007.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at September 30, 2007 because there was no excess over the accreted principal for the period.

For the purposes of computing the diluted impact on earnings per share of the potential conversion of Preferred OP units into common shares, where the Company has the option to redeem in cash or shares as discussed in Note 15 and where the Company has stated the positive intent and ability to settle at least $115 million of the instrument in cash (or net settle a portion of the Preferred OP units against the related outstanding note receivable), only the amount of the instrument in excess of $115 million is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by paragraph 29 of FAS 128.

For the three months ended September 30, 2007 and 2006, options to purchase approximately 1,184,978 and 18,511 shares of common stock, and for the nine months ended September 30, 2007 and 2006, options to purchase approximately 256,506 and 66,560 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The computation of net income per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$9,828	$4,307	$24,993	$8,137
Add:
Income allocated to minority interest - Preferred and Common Operating Partnership	869	306	1,768	585
Net income for diluted computations	$10,697	$4,613	$26,761	$8,722

Weighted average common shares oustanding:
Average number of common shares outstanding - basic	64,901,249	52,501,864	64,461,353	51,929,336
Operating Partnership units	4,025,332	3,737,579	4,025,332	3,796,384
Preferred Operating Partnership units	961,839	—	340,561	—
Dilutive stock options, restricted stock and CCS/CCU conversions	678,658	833,395	875,591	524,444
Average number of common shares outstanding - diluted	70,567,078	57,072,838	69,702,837	56,250,164

Net income per common share
Basic	$0.15	$0.08	$0.39	$0.16

Diluted	$0.15	$0.08	$0.38	$0.16

4.                                      REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	September 30, 2007	December 31, 2006

Land	$442,882	$361,569
Buildings and improvements	1,347,832	1,085,269
Intangible assets - tenant relationships	31,194	25,436
Intangible lease rights	6,150	3,400
	1,828,058	1,475,674
Less: accumulated depreciation and amortization	(120,674)	(93,619)
Net operating real estate assets	1,707,384	1,382,055
Real estate under development	49,943	35,336
Net real estate assets	$1,757,327	$1,417,391

On August 3, 2007, the Company sold an undeveloped parcel of vacant land in Kendall, Florida for its book value of $1,999. There was no gain or loss recognized on the sale.

5.                                      PROPERTY ACQUISITIONS

The following table shows the Company’s acquisition of operating properties for the nine months ended September 30, 2007 and does not include purchases of raw land or improvements made to existing assets:

						Net
						Liabilities /		Number of
	Number of	Date of	Total		Loan	(Assets)	Value of OP	OP Units
Property Location(s)	Properties	Acquisition	Consideration	Cash Paid	Assumed	Assumed	Units Issued	Issued	Source of Acquisition	Notes

Alabama (1), Colorado(1), Indiana (1), Missouri (3),New Mexico (1)	7	8/31/07	$36,510	$13,558	$23,340	$(388)	$—	—	Affiliated joint venture
Maryland	1	8/31/07	10,471	10,418	—	53	—	—	Affiliated joint venture
California	1	8/1/2007	14,686	4,915	—	5	9,766	80,905	Unrelated third party	(1)
California	1	6/26/2007	11,216	196	2,822	1	8,197	61,398	Unrelated third party	(1)
California (6) & Hawaii (2)	8	6/25/2007	126,623	11,154	—	1,933	113,536	847,677	Unrelated third party	(1)
Georgia	3	6/14/2007	13,693	13,594	—	99	—	—	Unrelated franchisee
California	1	6/14/2007	18,703	867	14,062	(60)	3,834	218,693	Unrelated third party	(2)
Maryland	1	6/6/2007	14,942	8,128	6,834	(20)	—	—	Unrelated third party
California	1	6/1/2007	4,020	4,036	—	(16)	—	—	Unrelated third party
Florida	1	5/31/2007	8,975	8,882	—	93	—	—	Unrelated third party
California	1	5/24/2007	5,585	5,575	—	10	—	—	Unrelated third party
Maryland	1	4/17/2007	12,670	5,428	7,292	(50)	—	—	Unrelated third party
Florida	1	3/27/2007	6,320	6,257	—	63	—	—	Unrelated franchisee
Maryland	1	1/11/2007	14,334	14,348	—	(14)	—	—	Unrelated franchisee
Tennessee	1	1/5/2007	3,684	3,672	—	12	—	—	Unrelated franchisee
Arizona	1	1/2/2007	4,361	4,527	—	(166)	—	—	Affiliated joint venture

Total	31		$306,793	$115,555	$54,350	$1,555	$135,333	1,208,673

Notes:

(1) - Preferred Operating Partnership Units

(2) - Common Operating Partnership Units

6.                                      INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Excess Profit	Equity	Investment balance at
	Participation %	Ownership %	September 30, 2007	December 31, 2006

Extra Space West One LLC (“ESW”)	40%	5%	$1,796	$1,918
Extra Space Northern Properties Six, LLC (“ESNPS”)	35%	10%	1,701	1,757
PRISA Self Storage LLC (“PRISA”)	17%	2%	12,791	13,393
PRISA II Self Storage LLC (“PRISA II”)	17%	2%	10,781	10,821
PRISA III Self Storage LLC (“PRISA III”)	20%	5%	4,436	4,534
VRS Self Storage LLC (“VRS”)	20%	5%	4,542	4,547
WCOT Self Storage LLC (“WCOT”)	20%	5%	5,236	5,287
Storage Portfolio I, LLC (“SP I”)	40%	25%	18,708	19,260
Storage Portfolio Bravo II (“SPB II”)	45%	20%	14,822	15,264
U-Storage de Mexico S.A. and related entities	30-40%	30-40%	4,958	—
Other minority owned properties	10-50%	10-50%	10,105	11,334
			$89,876	$88,115

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

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Equity in earnings of ESW	$411	$337	$1,106	$1,018
Equity in earnings of ESNPS	49	39	136	113
Equity in earnings of PRISA	166	138	521	394
Equity in earnings of PRISA II	153	110	430	334
Equity in earnings of PRISA III	86	35	220	88
Equity in earnings of VRS	67	43	190	119
Equity in earnings of WCOT	77	40	224	114
Equity in earnings of SP I	333	291	785	740
Equity in earnings of SPB II	189	210	560	599
Equity in earnings (losses) of U-Storage and related entities	(141)	—	(221)	—
Equity in earnings (losses) of other minority owned properties	(86)	97	(258)	47
	$1,304	$1,340	$3,693	$3,566

Equity in earnings of SP I and SPB II includes the amortization of the Company’s excess purchase price of approximately $22 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

7.                                      SHORT-TERM INVESTMENTS

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income.  A decline in the market value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  At September 30, 2007, the Company had $49,200 in highly-liquid auction rate securities (“ARS”), government and corporate bonds and variable rate demand notes classified as available-for-sale securities. Although these ARS have long-term stated contractual maturities, they can be presented for redemption at auction when rates are reset which is typically every 7, 28 or 35 days.  The Company had no realized or unrealized gains or losses related to these securities during the three and nine months ended September 30, 2007. All income related to these investments was recorded as interest income. In accordance with the Company’s investment policy, the Company only invests in ARS with high credit quality issuers and limits the amount of investment exposure to any one issuer.

8.                                      OTHER ASSETS

The components of other assets are summarized as follows:

	September 30, 2007	December 31, 2006

Equipment and fixtures	$11,918	$11,083
Less: accumulated depreciation	(8,042)	(6,564)
Deferred financing costs, net	15,132	10,511
Prepaid expenses and deposits	5,240	5,139
Accounts receivable, net	7,192	9,373
Investments in Trusts	3,590	3,590
Other	223	224
	$35,253	$33,356

9.                                      NOTES PAYABLE

The components of notes payable are summarized as follows:

	September 30, 2007	December 31, 2006
Fixed Rate
Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 8.33%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 1, 2008 and January 1, 2023.	$810,009	$743,511

Variable Rate
Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates are between LIBOR plus 0.65% (5.77% and 6.01% at September 30, 2007 and December 31, 2006, respectively) and LIBOR plus 2.00% (7.12% and 7.35% at September 30, 2007 and December 31, 2006, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between December 31, 2008 and March 1, 2011.	92,921	85,073

	$902,930	$828,584

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at September 30, 2007.

In October 2004, the Company entered into a reverse interest rate swap agreement (“Swap Agreement”) to float $61,770 of 4.30% fixed interest rate secured notes due in September 2009. Under this Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.65%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement is a fair value hedge, as defined by SFAS No. 133, and the fair value of the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly variable interest payments are recognized as an increase or decrease in interest expense.

The estimated fair value of the Swap Agreement at September 30, 2007 and December 31, 2006 was reflected as an other liability of $896 and $1,925, respectively. The Company recorded additional interest expense relating to the Swap Agreement of $273 and $258 for the three months ended September 30, 2007 and 2006, respectively. Interest expense was increased by $798 and $540 for the nine months ended September 30, 2007 and 2006, respectively.

On August 31, 2007, as part of the acquisition of our partner’s joint venture interest in seven properties, the Company assumed an interest rate cap agreement related to the assumption of the loan on these properties. The Company has designated the  interest rate cap agreement as a cash flow hedge of the interest payments resulting from an increase in the interest rate above the rates designated in the interest rate cap agreement. The interest rate cap agreement will allow increases in interest payments based on an increase in the LIBOR rate above the capped rates (5.19% from 1/1/07 to 12/31/07 and 5.48% from 1/1/08 to 12/31/08) on $23,340 of floating rate debt to be offset by the value of the interest rate cap agreement. The Company is in the process of valuing the hedge as part of the purchase accounting and related allocation for the seven properties.

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

11.                               EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250.0 million of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5.7 million. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term of the Notes, and are included in other assets, net in the Condensed Consolidated Balance Sheet as of September 30, 2007. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning October 1, 2007 until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 42.5822 shares per $1,000 principal amount of Notes at the option of the Operating Partnership.

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

12.                               LINE OF CREDIT

The Company, as guarantor, and its Operating Partnership had entered into a $100.0 million revolving line of credit in September 2004, which included a $10.0 million swingline subfacility (the “Credit Facility”). The Credit Facility had an interest rate of 175 basis points over LIBOR (6.87% and 7.10% at September 30, 2007 and December 31, 2006, respectively), and was collateralized by mortgages on certain real estate assets. No amounts were outstanding on the line of credit at September 30, 2007 or December 31, 2006. The Credit Facility expired on September 30, 2007.

On October 19, 2007, the Company entered into a new $100.0 million revolving line of credit (the “Credit Line”). The Company intends to use the proceeds of the Credit Line for general corporate purposes. The Credit Line has an interest rate of between 100 and 250 basis points over LIBOR, depending on certain financial ratios of the Company. The Credit Line is collateralized by mortgages on certain real estate assets. As of the closing date, the Credit Line had approximately $97 million of capacity based on the assets collateralizing the Credit Line. The Credit Line matures October 31, 2010.

13.                               OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	September 30, 2007	December 31, 2006

Deferred rental income	$11,622	$9,224
Security deposits	401	291
SUSA lease obligation liability	2,655	2,838
Fair value of interest rate swap	896	1,925
Other miscellaneous liabilities	2,842	2,956
	$18,416	$17,234

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

Management fee revenue for related party and affiliated real estate joint ventures is summarized as follows:

		Three months ended September 30,		Nine months ended September 30,
Entity	Type	2007	2006	2007	2006

ESW	Affiliated real estate joint ventures	$110	$103	$328	$307
ESNPS	Affiliated real estate joint ventures	113	110	329	316
PRISA	Affiliated real estate joint ventures	1,273	1,289	3,868	3,780
PRISA II	Affiliated real estate joint ventures	1,052	1,038	3,142	3,056
PRISA III	Affiliated real estate joint ventures	475	476	1,417	1,384
VRS	Affiliated real estate joint ventures	292	285	860	838
WCOT	Affiliated real estate joint ventures	387	373	1,155	1,096
SP I	Affiliated real estate joint ventures	319	309	945	910
SPB II	Affiliated real estate joint ventures	254	260	770	777
Extra Space Development ("ESD")	Related party	193	129	548	333
Various	Franchisees, third parties and other	701	985	2,158	2,900
		$5,169	$5,357	15,520	15,697

Development fee revenue for related party and affiliated real estate joint ventures is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Type	2007	2006	2007	2006
Affiliated real estate joint ventures	$97	$16	$334	$163
Related party	—	31	—	109
	$97	$47	$334	$272

Effective January 1, 2004, the Company entered into a license agreement with Centershift, a related party software provider, to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $225 and $185 for the three months ended September 30, 2007 and 2006, respectively, and $680 and $549 for the nine months ended September 30, 2007 and 2006, respectively, relating to the purchase of software and to license agreements.

Related party and affiliated real estate joint ventures balances are summarized as follows:

	September 30, 2007	December 31, 2006
Receivables:
Development fees	$2,562	$2,633
Other receivables from properties	6,885	13,247
	$9,447	$15,880

Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the managed properties. The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at September 30, 2007 or December 31, 2006.

15.                               MINORITY INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the “Properties”) in exchange for the issuance of newly designated Preferred OP Units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

On June 25 and 26, 2007, nine of the ten properties were contributed to the Operating Partnership in exchange for consideration totaling $137.8 million. Preferred OP units totaling 909,075, with a value of $121.7 million, were issued along with the assumption of approximately $14.2 million of third-party debt, of which $11.4 million was paid off at close. The final property was contributed on August 1, 2007 in exchange for consideration totaling $14.7 million. 80,905 Preferred OP Units with a value of $9.8 million were issued along with $4.9 million of cash.

On June 25, 2007, the Company loaned the holders of the Preferred OP Units $100.0 million. The note receivable bears interest at 4.85%, and is due September 1, 2017. The loan is secured by the borrower’s Preferred OP Units. The holders of the Preferred OP Units can convert up to 114,500 Preferred OP Units prior to the maturity date of the loan. If any redemption in excess of  114,500 Preferred OP Units occurs prior to the maturity date, the holder of the Preferred OP Unit is required to repay the loan as of the date of that Preferred OP Unit redemption. Preferred OP Units are shown on the balance sheet net of the $100.0 million loan under the guidance in EITF No. 85-1, Classifying Notes Receivable for Capital because the borrower under the loan receivable is also the holder of the Preferred OP Units.

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

At issuance, in accordance with SFAS 133: Accounting for Derivative Instruments and Hedging Activities, SFAS 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,  EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,  EITF Topic D-109: Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133: and Accounting Series Release  (“ASR”) No. 268: Presentation in Financial Statements of “Redeemable Preferred Stocks, from inception through September 28, 2007 (the date of the amendment discussed below), the Preferred OP Units were classified as a hybrid instrument such that the value of the units associated with the fixed return were classified in mezzanine after total liabilities on the balance sheet and before stockholders’ equity. The remaining balance that participates in distributions equal to that of common OP Units had been identified as an embedded derivative and had been classified as a liability on the balance sheet and recorded at fair value on a quarterly basis with any adjustment being recorded to the income statement. For the three and nine months ended September 30, 2007, the fair value adjustment associated with the embedded derivative was $1,054.

On September 28, 2007, the Operating Partnership entered into an amendment to the Contribution Agreement. Pursuant to the amendment, the maximum number of shares that can be issued upon redemption of the Preferred OP Units was set at 116 million, after which the Company will have no further obligations with respect to the redeemed or any other remaining Preferred OP Units. As a result of this amendment, and in accordance with the above referenced guidance, the Preferred OP Units are no longer considered a hybrid instrument and the previously identified embedded derivative no longer requires bifurcation and is considered permanent equity of the Operating Partnership and is included on the balance sheet as the minority interest represented by Preferred Operating Partnership units.

16.                               MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 92.86%  majority ownership interest therein as of September 30, 2007. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 7.14% are held by certain former owners of assets acquired by the Operating Partnership, which includes a director and certain officers of the Company.

The minority interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP Units or Contingent Conversion Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement.

As of September 30, 2007, the Operating Partnership had 4,032,577 and 154,109 OP Units and CCUs outstanding, respectively.

Unlike the OP Units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCUs will be automatically converted into OP Units. Initially, each CCU will be convertible on a one-for-one basis into OP Units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to OP Units will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCUs remain unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled.

While any CCUs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

As of September 30, 2007, there were 45,937 CCUs converted to OP Units. Based on the performance of the properties as of September 30, 2007, an additional 24,677 CCUs became eligible for conversion. The board of directors approved the conversion of these CCUs on November 1, 2007 as per the Company’s charter, and the units were issued on November 5, 2007.

17.                               STOCKHOLDERS’ EQUITY

On September 28, 2007, in connection with an amendment to the Contribution Agreement (see Note 15) the Company amended its charter to increase the authorized number of shares of common stock of the Company from 200,000,000 to 300,000,000. The Company’s charter now provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 Contingent Conversion Shares, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2007, 65,276,108 shares of common stock were issued and outstanding, 2,995,845 CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All stockholders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

Unlike the Company’s shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 early-stage lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company’s common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned early-stage lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCSs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCSs remain unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock.

While any CCSs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned early-stage lease-up properties.

As of September 30, 2007, there were 892,998 CCSs converted to common stock. Based on the performance of the properties as of September 30, 2007, an additional 479,730 CCSs became eligible for conversion. The board of directors approved the conversion of these CCSs on November 1, 2007 as per the Company’s charter, and the shares were issued on November 5, 2007.

On October 29, 2007, the Company’s Board of Directors approved an increase in the Company’s annual dividend to $1.00 per common share to be paid quarterly at the rate of $0.25 per common share starting in the fourth quarter of 2007.

18.                               STOCK-BASED COMPENSATION

Options

The Company has the following two stock option plans under which shares were available for grant at September 30, 2007: 1) the 2004 Long-Term Incentive Compensation Plan, and 2) the 2004 Non-Employee Directors’ Share Plan. Under the terms of the plans, the exercise price of an option is the fair value of the stock on the date of grant. Each option becomes exercisable after the period or periods specified in the award agreement, which generally do not exceed 10 years from the date of grant. Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee; options may not be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation, Nominating and Governance

Committee at the time of grant, stock options vest ratably over a four-year periodbeginning on the date of grant.

The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2007 and 2006 using the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2007	2006

Expected volatility	24%	24%
Dividend yield	5.8%	6.4%
Risk-free interest rate	4.2%	4.6%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility and average expected term. The forfeiture rate, which is estimated at a weighted average of 20.65% of unvested options outstanding as of September 30, 2007, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The following table summarizes the Company’s activities with respect to its stock option plans:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of September 30, 2007
Outstanding at December 31, 2006	2,564,563	$13.92
Granted	418,000	18.51
Exercised	(99,290)	13.55
Forfeited	(161,609)	14.56
Outstanding at September 30, 2007	2,721,664	$14.55	7.54	$3,757,019

Vested and Expected to Vest	2,085,677	$14.28	7.41	$3,192,279
Ending Exercisable	1,345,343	$13.59	7.04	$2,522,751

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The Company recorded compensation expense relating to outstanding options of $252 and $187 for the three months ended September 30, 2007 and 2006, respectively, and $670 and $637 for the nine months ended September 30, 2007 and 2006, respectively. The Company received cash from the exercise of options of $306 and $871 for the three months ended September 30, 2007 and 2006, respectively, and $1,339 and $1,029 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, there was $1,219 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.11 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at September 30, 2007, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

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

The Company recorded compensation expense relating to outstanding shares of common stock granted to employees of $485 and $174 for the three months ended September 30, 2007 and 2006, respectively, and $941 and $740 for the nine months ended September 30, 2007 and 2006, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted- Average Grant- Date Fair Value
Unreleased at December 31, 2006	156,300	$15.94
Granted	119,329	18.21
Released	(57,875)	15.69
Cancelled	(2,607)	18.70
Unreleased at September 30, 2007	215,147	$17.26

19.                               SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	September 30, 2007	December 31, 2006
Balance Sheet
Investment in real estate ventures
Rental operations	$89,876	$88,115

Total assets
Property management, acquisition and development	$324,056	$223,402
Rental operations	1,695,519	1,446,423
	$2,019,575	$1,669,825

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Statement of Operations
Total revenues
Property management, acquisition and development	$8,617	$6,506	$24,320	$19,212
Rental operations	55,209	44,682	149,832	125,877
	$63,826	$51,188	$174,152	$145,089

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$11,217	$9,020	$32,626	$28,959
Rental operations	29,895	25,641	81,460	73,581
	$41,112	$34,661	$114,086	$102,540

Income (loss) before interest, Preferred Operating Partnership, minority interests and equity in earnings of real estate ventures
Property management, acquisition and development	$(2,600)	$(2,514)	$(8,306)	$(9,747)
Rental operations	25,314	19,041	68,372	52,296
	$22,714	$16,527	$60,066	$42,549

Interest expense
Property management, acquisition and development	$(376)	$(297)	$(940)	$(683)
Rental operations	(15,703)	(13,132)	(43,972)	(37,515)
	$(16,079)	$(13,429)	$(44,912)	$(38,198)

Interest income
Property management, acquisition and development	$1,821	$175	$6,937	$805

Interest income on note receivable from Preferred Unit holder
Property management, acquisition and development	$1,280	$—	$1,280	$—

Fair value adjustment of obligation associated with Preferred Partnership units
Property management, acquisition and development	$1,054	$—	$1,054	$—

Minority interests - Operating Partnership and other
Property management, acquisition and development	$(756)	$(306)	$(1,615)	$(585)

Equity in earnings of real estate ventures
Rental operations	$1,304	$1,340	$3,693	$3,566

Net income (loss)
Property management, acquisition and development	$423	$(2,942)	$(1,590)	$(10,210)
Rental operations	10,915	7,249	28,093	18,347
	$11,338	$4,307	$26,503	$8,137

Depreciation and amortization expense
Property management, acquisition and development	$310	$225	$912	$608
Rental operations	10,288	9,028	27,605	26,978
	$10,598	$9,253	$28,517	$27,586

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(144,347)	$(127,826)

Development and construction of real estate assets
Property management, acquisition and development			$(31,495)	$(26,301)

20.                               COMMITMENTS AND CONTINGENCIES

The Company has guaranteed three construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, Chicago, Illinois and Sacramento, California. These properties are owned by joint ventures in which the Company has 10%-50% equity interests. These guarantees were entered into in November 2004, July 2005, and August 2007, respectively. At September 30, 2007, the total amount of guaranteed mortgage debt relating to these joint ventures was $13,179. These mortgage loans mature December 1, 2007 and July 28, 2008, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at September 30, 2007, was $22,167. The Company has recorded no liability in relation to this guarantee as of September 30, 2007. The fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of September 30, 2007, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

21.                               INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, there were no material unrecognized tax benefits. At September 30, 2007, there were no material unrecognized tax benefits.

Interest and penalties related to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2007, the Company had no interest and penalties related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

22.                               SUBSEQUENT EVENTS

On October 4, 2007, the Company purchased one property located in California for $10,775.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, however, there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the notes to the unaudited Condensed Consolidated Financial Statements that contain additional information regarding our accounting policies and other disclosures.

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

We elected to early adopt Topic D-109 which specifically relates to the AAAAA Rent-A-Space acquisition that was completed during the quarter ended June 30, 2007.

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

•                  Focus on the acquisition of self-storage properties from strategic partners and third parties. Our acquisitions team will continue to pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. Our July 2005 acquisition of Storage USA bolstered our reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, our status as an UPREIT enables flexibility when structuring deals.

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

•                  Expand the Company’s management business. We see the management business as a future acquisition pipeline and expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Twelve of the Company’s 2006 and 15 of the Company’s 2007 acquisitions have come from this channel.

PROPERTIES

As of September 30, 2007, we owned or had ownership interests in 585 operating self-storage properties located in 33 states and Washington, D.C. Of these properties, 251 are wholly-owned and consolidated, one is held in joint venture and consolidated and 333 are held in joint ventures accounted for using the equity method. In addition, we managed 59 properties for franchisees or third parties bringing the total numbers of properties which we own and/or manage to 644. We receive a management fee of approximately 6% of gross revenues to manage the joint venture, third party and franchise sites. As of September 30, 2007, we owned or had ownership interests in approximately 43 million square feet of space and had greater than 300,000 customers.

Approximately 70% of our properties are clustered around the larger population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2007, the median length of stay was approximately eleven months.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of September 30, 2007 and 2006. The information as of September 30, 2006 is on a pro forma basis as though all the properties owned at September 30, 2007 were under the Company’s control as of September 30, 2006.

Stabilized Property Data Based on Location

		Actual	Pro forma	Actual	Pro forma	Actual	Pro forma
Location	Number of Properties	Number of Units as of Sept. 30, 2007(1)	Number of Units as of Sept. 30, 2006	Net Rentable Square Feet as of Sept. 30, 2007(2)	Net Rentable Square Feet as of Sept. 30, 2006	Square Foot Occupancy % Sept. 30, 2007	Square Foot Occupancy % Sept. 30, 2006
Wholly-owned properties
Alabama	1	592	607	76,105	76,135	76.4%	71.3%
Arizona	4	2,263	2,255	279,540	278,670	94.8%	94.6%
California	41	34,064	33,923	3,240,997	3,226,675	83.2%	83.8%
Colorado	6	2,944	2,967	359,741	351,491	87.9%	90.2%
Connecticut	1	745	745	62,505	62,430	86.1%	82.8%
Florida	27	17,725	17,694	1,880,350	1,874,521	85.5%	89.6%
Georgia	12	6,445	6,474	835,386	835,233	87.5%	87.2%
Hawaii	2	2,890	2,860	150,536	154,413	81.4%	82.4%
Illinois	4	2,674	2,681	263,389	264,857	89.9%	88.2%
Indiana	1	589	590	62,250	62,250	93.9%	91.8%
Kansas	1	504	502	49,940	49,940	90.1%	92.3%
Kentucky	3	1,588	1,579	194,420	194,325	92.8%	90.1%
Louisiana	2	1,407	1,411	147,690	147,690	89.5%	94.8%
Maryland	9	7,447	7,377	793,436	768,576	85.8%	83.8%
Massachusetts	24	13,506	13,458	1,432,706	1,428,285	84.0%	84.1%
Michigan	2	1,040	1,043	134,882	135,312	87.1%	83.5%
Missouri	6	3,177	3,169	375,582	375,702	85.9%	86.8%
Nevada	2	1,255	1,238	132,565	130,655	84.9%	89.2%
New Hampshire	2	1,007	1,006	125,909	125,609	80.2%	83.4%
New Jersey	21	17,099	17,113	1,669,753	1,671,116	85.5%	87.5%
New Mexico	1	503	534	61,690	67,770	89.8%	95.3%
New York	7	6,953	6,958	456,269	455,529	83.3%	82.7%
Ohio	4	2,031	2,046	273,876	276,201	87.4%	88.3%
Oregon	1	764	767	103,450	103,610	89.8%	91.9%
Pennsylvania	8	6,141	6,135	641,727	637,231	85.7%	84.9%
Rhode Island	1	728	728	75,601	75,241	85.9%	86.1%
South Carolina	4	2,067	2,068	245,734	245,734	93.0%	93.4%
Tennessee	6	3,533	3,534	477,227	474,512	84.7%	89.5%
Texas	19	11,874	11,959	1,337,314	1,322,511	90.7%	87.1%
Utah	3	1,533	1,529	210,540	210,140	96.2%	94.7%
Virginia	4	2,889	2,890	272,824	272,677	85.3%	84.8%
Washington	3	2,031	2,030	244,865	244,595	94.6%	96.1%
Total Wholly-Owned Stabilized	232	160,008	159,870	16,668,799	16,599,636	86.2%	86.8%

		Actual	Pro forma	Actual	Pro forma	Actual	Pro forma
Location	Number of Properties	Number of Units as of Sept. 30, 2007(1)	Number of Units as of Sept. 30, 2006	Net Rentable Square Feet as of Sept. 30, 2007(2)	Net Rentable Square Feet as of Sept. 30, 2006	Square Foot Occupancy % Sept. 30, 2007	Square Foot Occupancy % Sept. 30, 2006
Joint-venture properties
Alabama	3	1,708	1,723	205,638	205,443	87.4%	88.6%
Arizona	11	6,897	6,894	751,156	751,266	91.8%	93.3%
California	72	51,821	51,868	5,315,985	5,317,230	89.6%	88.6%
Colorado	2	1,335	1,337	158,263	158,113	84.5%	85.1%
Connecticut	8	5,979	5,977	690,724	689,464	76.3%	79.9%
Delaware	1	589	589	71,655	71,655	93.5%	88.6%
Florida	24	20,360	20,338	2,090,368	2,079,201	84.6%	87.2%
Georgia	3	1,887	1,916	246,406	251,530	86.6%	83.6%
Illinois	6	4,020	4,026	432,517	435,592	81.5%	77.0%
Indiana	8	3,151	3,145	406,503	406,323	89.3%	91.3%
Kansas	3	1,214	1,214	163,030	163,900	85.3%	90.8%
Kentucky	4	2,285	2,279	268,427	268,479	88.1%	87.5%
Maryland	13	10,224	10,216	1,013,413	1,012,618	88.2%	85.4%
Massachusetts	16	8,491	8,550	972,570	974,811	83.6%	82.9%
Michigan	10	5,959	5,954	783,993	785,122	88.1%	78.9%
Missouri	2	951	947	118,195	117,935	88.0%	75.7%
Nevada	7	4,629	4,643	620,299	621,916	90.5%	89.4%
New Hampshire	3	1,322	1,324	137,714	138,004	84.4%	88.9%
New Jersey	20	15,150	15,133	1,593,358	1,588,876	81.7%	87.8%
New Mexico	8	4,198	4,200	462,160	462,644	84.1%	84.9%
New York	21	22,154	22,111	1,719,892	1,716,170	88.5%	85.5%
Ohio	11	5,023	5,032	750,287	753,052	84.6%	85.0%
Oregon	2	1,292	1,288	137,140	137,140	91.4%	94.8%
Pennsylvania	9	6,472	6,482	687,858	687,420	85.5%	84.7%
Rhode Island	1	610	611	73,880	73,905	73.6%	67.3%
Tennessee	22	11,817	11,839	1,548,693	1,550,247	86.8%	87.0%
Texas	18	11,835	11,856	1,519,536	1,518,084	81.6%	79.4%
Utah	1	520	522	59,500	59,400	94.9%	89.1%
Virginia	15	10,404	10,380	1,106,550	1,106,646	86.9%	83.6%
Washington	1	551	551	62,730	62,730	94.2%	89.7%
Washington, DC	1	1,536	1,536	102,003	101,990	92.4%	87.8%
Total Stabilized Joint-Ventures	326	224,384	224,481	24,270,443	24,266,906	86.4%	85.9%

Managed properties
California	5	3,272	3,270	401,555	400,355	79.3%	82.2%
Colorado	1	513	513	56,240	56,240	91.6%	88.3%
Florida	1	572	569	56,725	56,685	94.7%	96.5%
Georgia	7	4,532	4,555	485,544	488,730	88.4%	85.6%
Maryland	3	3,123	3,093	256,586	256,146	84.5%	81.4%
Nevada	1	435	440	61,235	61,235	81.2%	81.0%
New Jersey	2	1,098	1,090	131,472	131,542	91.5%	90.2%
New Mexico	2	1,576	1,584	171,555	171,355	87.5%	90.2%
Pennsylvania	2	889	889	131,130	131,330	92.1%	87.4%
Tennessee	2	1,147	1,150	135,410	135,710	92.4%	89.6%
Texas	1	371	371	46,955	46,955	99.4%	98.8%
Utah	2	1,434	1,434	136,477	146,687	87.3%	78.4%
Washington, DC	2	1,255	1,256	111,759	111,809	85.2%	83.0%
Total Stabilized Managed Properties	31	20,217	20,214	2,182,643	2,194,779	86.9%	85.4%

Total Stabilized Properties	589	404,609	404,565	43,121,885	43,061,321	86.4%	86.2%

(1) Represents unit count as of September 30, 2007, which may differ from September 30, 2006 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2007, which may differ from September 30, 2006 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of September 30, 2007 and 2006. The information as of September 30, 2006 is on a pro forma basis as though all the properties owned at September 30, 2007 were under our control as of September 30, 2006.

Lease-up Property Data Based on Location

		Actual	Pro forma	Actual	Pro forma	Actual	Pro forma
Location	Number of Properties	Number of Units as of Sept. 30, 2007(1)	Number of Units as of Sept. 30, 2006	Net Rentable Square Feet as of Sept. 30, 2007(2)	Net Rentable Square Feet as of Sept. 30, 2006	Square Foot Occupancy % Sept. 30, 2007	Square Foot Occupancy % Sept. 30, 2006
Wholly-owned properties
Arizona	1	586	599	67,375	67,375	78.2%	52.2%
California	5	3,639	2,787	433,850	329,960	62.6%	63.4%
Colorado	1	358	365	58,928	60,441	84.4%	73.1%
Connecticut	1	612	612	60,760	60,560	77.0%	74.0%
Florida	2	1,257	973	157,155	133,880	76.3%	75.7%
Illinois	1	592	589	75,800	75,810	77.3%	68.5%
Massachusetts	4	2,898	2,292	286,237	219,303	69.9%	63.3%
New Jersey	2	1,745	1,695	163,260	149,395	81.6%	81.7%
Pennsylvania	1	423	425	46,910	47,410	80.8%	61.5%
Washington	1	506	528	61,250	61,250	93.1%	86.2%
Total Wholly-Owned Lease-up	19	12,616	10,865	1,411,525	1,205,384	72.8%	68.8%

Joint-venture properties
California	1	701	—	78,672	—	39.3%	0.0%
Illinois	1	955	957	74,153	74,558	54.4%	18.7%
Maryland	1	948	957	73,672	73,649	57.2%	21.3%
New Jersey	2	1,196	560	119,735	62,400	57.2%	76.3%
New Mexico	1	495	530	77,406	58,992	95.6%	93.3%
Pennsylvania	1	753	767	76,496	76,773	93.6%	82.0%
Virginia	1	878	878	84,383	84,383	82.6%	66.3%
Total Lease-up Joint-Ventures	8	5,926	4,649	584,517	430,755	68.0%	58.3%

Managed properties
California	8	5,425	4,793	552,315	460,915	75.7%	68.7%
Connecticut	1	683	696	54,840	55,260	71.7%	55.7%
Florida	3	2,076	1,297	224,265	112,646	61.7%	61.7%
Georgia	2	974	1,029	115,265	114,740	75.3%	69.1%
Illinois	2	1,562	1,575	190,399	190,509	71.9%	58.5%
Indiana	1	566	586	68,690	68,690	83.9%	63.5%
Maryland	1	727	728	67,810	67,560	89.2%	75.8%
Massachusetts	4	3,847	3,864	337,234	339,454	67.5%	51.3%
New Jersey	1	862	—	78,030	—	26.8%	0.0%
New York	1	1,578	1,579	116,305	116,310	79.7%	73.3%
Rhode Island	1	501	506	55,670	56,095	35.5%	24.1%
Texas	2	1,158	1,172	125,305	124,445	86.4%	70.2%
Virginia	1	687	679	74,840	74,860	85.0%	75.7%
Total Lease-up Managed	28	20,646	18,504	2,060,968	1,781,484	71.4%	62.9%

Total Lease-up Properties	55	39,188	34,018	4,057,010	3,417,623	71.4%	64.4%

(1) Represents unit count as of September 30, 2007, which may differ from September 30, 2006 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2007, which may differ from September 30, 2006 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2007 and 2006

Overview

Results for the three and nine months ended September 30, 2007 include the operations of 585 properties (252 of which were consolidated and 333 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2006, which included the operations of 561 properties (213 of which were consolidated and 348 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenues:
Property rental	$55,209	$44,682	$10,527	23.6%	$149,832	$125,877	$23,955	19.0%
Management and franchise fees	5,169	5,357	(188)	(3.5)%	15,520	15,697	(177)	(1.1)%
Tenant insurance	3,027	716	2,311	322.8%	7,858	2,608	5,250	201.3%
Development fees	97	47	50	106.4%	334	272	62	22.8%
Other income	324	386	(62)	(16.1)%	608	635	(27)	(4.3)%
Total revenues	$63,826	$51,188	$12,638	24.7%	$174,152	$145,089	$29,063	20.0%

Property Rental — The increase in property rental revenue for the three and nine months ended September 30, 2007 consists of $9,214 and $18,455, respectively, associated with acquisitions completed in 2007 and 2006, $825 and $4,218, respectively, from rate increases at stabilized properties, and $488 and $1,282, respectively, from increases in occupancy at lease-up properties.

Management and Franchise Fees — Revenue from management and franchise fees have remained fairly stable. Increased revenues at our joint venture, franchise, and third-party managed sites related to rental rate and occupancy increases have been offset by lost management fees due to the termination of certain management agreements.

Tenant Insurance —The increase in tenant insurance revenues is due to the introduction of our captive insurance program at all wholly-owned properties in October 2006. Formerly, insurance revenues included only fee income paid by a third party insurance company. In addition, during the nine months ended September 30, 2007, we promoted the tenant insurance program and successfully increased sales of insurance policies in excess of 40% over the same period in 2006.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Expenses:
Property operations	$19,607	$16,613	$2,994	18.0%	$53,855	$46,603	$7,252	15.6%
Tenant insurance	1,397	284	1,113	391.9%	3,587	1,506	2,081	138.2%
Unrecovered development and acquisition costs	184	(87)	271	(311.5)%	593	255	338	132.5%
General and administrative	9,326	8,598	728	8.5%	27,534	26,590	944	3.6%
Depreciation and amortization	10,598	9,253	1,345	14.5%	28,517	27,586	931	3.4%
Total expenses	$41,112	$34,661	$6,451	18.6%	$114,086	$102,540	$11,546	11.3%

Property Operations — The increase in property operations expense for the three and nine months ended September 30, 2007 consists of $2,983 and $6,040,  respectively, associated with acquisitions completed in 2007 and 2006, and $11 and $1,212, respectively, from increases in general operating expenses including property taxes and insurance at existing properties.

Tenant Insurance —The increase in tenant insurance expense is due to the introduction of our captive insurance program at all wholly-owned properties in October 2006. The increase in tenant insurance expense correlates directly to the increase in sales of tenant insurance premiums.

Unrecovered Development/Acquisition Costs—Unrecovered development and acquisition costs have increased when compared to the prior year due to an increase in acquisition volume and competition for raw land and operating properties.

General and Administrative—General and administrative costs remained relatively constant for the periods presented. The slight increase in general and administrative expense is due to additional support personnel being added as a result of our acquisition and development volume.

Depreciation and Amortization —Depreciation and amortization expense in the three and nine months ended September 30, 2007 increased due to additional properties being added through acquisition and development. These increases were offset by the customer relationship intangibles related to the Storage USA acquisition being fully amortized in January 2007.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Other revenue and expenses:
Interest expense	$(16,079)	$(13,429)	$(2,650)	19.7%	$(44,912)	$(38,198)	$(6,714)	17.6%
Interest income	1,821	175	1,646	940.6%	6,937	805	6,132	761.7%
Interest income on note receivable from Preferred Unit holder	1,280	—	1,280	100.0%	1,280	—	1,280	100.0%
Equity in earnings of real estate ventures	1,304	1,340	(36)	(2.7)%	3,693	3,566	127	3.6%
Fair value adjustment of obligation associated with Preferred Partnership units	1,054	—	1,054	100.0%	1,054	—	1,054	100.0%
Minority interest - Operating Partnership	(869)	(306)	(563)	184.0%	(1,768)	(585)	(1,183)	202.2%
Minority interest - other	113	—	113	100.0%	153	—	153	100.0%
Total other expense	$(11,376)	$(12,220)	$844	(6.9)%	$(33,563)	$(34,412)	$849	(2.5)%

Interest Expense — The increase in interest expense for the three and nine months ended September 30, 2007 when compared to September 30, 2006 consists of  $888 and $3,850, respectively, related to new loans on properties acquired in 2007 and 2006, and $1,340  and $2,561, respectively, related to increased corporate interest related primarily to the exchangeable senior notes offering in March 2007.

Interest Income — The increase in interest income was due to the larger amount of cash and short-term investments held during the three and nine months ended September 30, 2007 compared to the prior year. The excess cash was generated primarily by the exchangeable senior notes offering in March 2007.

Interest Income on note receivable from Preferred Unit holder — Represents interest on a $100 million loan to the holders of the  Preferred OP Units. The funds were loaned on June 25, 2007 and bear interest at 4.85% payable quarterly.

Equity in Earnings of Real Estate Ventures — The change in equity in earnings of real estate ventures for the three and nine months ended September 30, 2007 relates to increases in income at the properties owned by the real estate ventures. The increases were partially offset by the losses on certain lease-up properties held in joint ventures.

Fair value adjustment of obligation associated with Preferred Partnership units — This amount is a one-time  adjustment that represents the change in fair value of the embedded derivative associated with the Preferred OP Units between the original issuance of the Preferred OP Units (June and August, 2007) and the completion of the amendment to the agreement that was signed on September 28, 2007.

Minority Interest — Operating Partnership—Income allocated to the Operating Partnership represents 7.14% (including the Preferred OP Units) and 8.13% of the net income before minority interest for the nine months ended September 30, 2007 and 2006, respectively. The increase in the amount allocated to the minority interest in 2007 is due to the increase in net income.

Distributions to Preferred Operating Partnership Units

The fixed distribution to the Preferred OP Units of $1,510 represents the portion of the distribution related to the $115.0 million of Preferred OP Units that bears a fixed priority return of 5%. This amount was included on the income statement as a one-time adjustment related to the accounting for the Preferred OP Units prior to the signing of the amended contribution agreement that was filed on September 28, 2007. In future periods, all distributions paid to the Preferred OP Unit holders will be recorded as part of minority interest represented by the Preferred OP Units.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$9,828	$4,307	$24,993	$8,137

Adjustments:
Real estate depreciation	8,874	6,945	24,290	20,066
Amortization of intangibles	1,263	1,944	2,877	6,448
Joint venture real estate depreciation and amortization	1,004	1,144	3,091	3,600
Joint venture loss on sale of properties	15	—	20	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	(1,054)	—	(1,054)	—
Income allocated to Operating Partnership minority interest	869	306	1,768	585

Funds from operations	$20,799	$14,646	$55,985	$38,836

Weighted average number of shares - diluted	70,567,078	57,072,838	69,702,837	56,250,164

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

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2006	Change	2007	2006	Change
Same-store rental revenues	$40,440	$39,312	2.9%	$118,974	$114,060	4.3%
Same-store operating expenses	13,972	14,086	(0.8)%	41,491	40,916	1.4%
Same-store net operating income	26,468	25,226	4.9%	77,483	73,144	5.9%

Non same-store rental revenues	14,769	5,370	175.0%	30,858	11,817	161.1%
Non same-store operating expenses	5,635	2,527	123.0%	12,364	5,687	117.4%

Total rental revenues	55,209	44,682	23.6%	149,832	125,877	19.0%
Total operating expenses	19,607	16,613	18.0%	53,855	46,603	15.6%

Same-store square foot occupancy as of quarter end	86.8%	88.0%		86.8%	88.0%

Properties included in same-store	181	181		181	181

The increase in same-store rental revenues for the three and nine months ended September 30, 2007 was due to our ability to maintain occupancy and increase rental rates to existing customers. The decrease in same-store operating expenses for the threee months ended September 30, 2007 was primarily due to decreases in utilities and repairs and maintenance. These decreases were partially offset by increases to property insurance. The increase in same-store operating expenses for the nine months ended September 30, 2007 was primarily due to increases in property taxes and insurance.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

As described in the notes to our unaudited Condensed Consolidated Financial Statements, upon the achievement of certain levels of net operating income with respect to 14 of our pre-stabilized properties, our contingent conversion shares (“CCS”) and our Operating Partnership’s contingent conversion units (“CCU”) will convert into additional shares of common stock and OP Units, respectively.

As of September 30, 2007, 892,998 CCSs and 45,937 CCUs had converted to common shares and common OP units, respectively. Based on the performance of the properties as of September 30, 2007, an additional 479,730 CCSs and 24,677 CCUs became eligible for conversion. The board of directors approved the conversion of these CCSs and CCUs on November 1, 2007 as per the Company’s charter, and the shares and units were issued on November 5, 2007.

The table below outlines the performance of the properties for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2006	Change	2007	2006	Change
CCS/CCU rental revenues	$3,094	$2,718	13.8%	$8,946	$7,608	17.6%
CCS/CCU operating expenses	1,341	1,540	(12.9)%	3,973	4,195	(5.3)%
CCS/CCU net operating income	1,753	1,178	48.8%	4,973	3,413	45.7%

Non CCS/CCU rental revenues	52,115	41,964	24.2%	140,886	118,269	19.1%
Non CCS/CCU operating expenses	18,266	15,073	21.2%	49,882	42,408	17.6%

Total rental revenues	55,209	44,682	23.6%	149,832	125,877	19.0%
Total operating expenses	19,607	16,613	18.0%	53,855	46,603	15.6%

CCS/CCU square foot occupancy as of quarter end	80.8%	75.3%		80.8%	75.3%

Properties included in CCS/CCU	14	14		14	14

The increase in CCS/CCU rental revenues for the periods presented was due to increased rental rates and occupancy.  The decrease in CCS/CCU operting expenses for the periods presented was due to a decrease in advertising.

CASH FLOWS

Cash flows provided by operating activities were $78,852 and $60,716, respectively, for the nine months ended September 30, 2007 and 2006. The increase in cash provided by operating activities was due primarily to an increase in net income related to the addition of new properties through acquisitions and interest income from short-term investments.

Cash used in investing activities was $221,007 and $158,146, respectively, for the nine months ended September 30, 2007 and 2006. The increase is due primarily to the acquisition of properties and the purchase of short-term investments during the nine months ended September 30, 2007.

Cash provided by financing activities was $113,184 and $220,463 for the nine months ended September 30, 2007 and 2006, respectively. The financing activities during the nine months ended September 30, 2007 consisted of the issuance of exchangeable senior notes for $250,000, note receivable issued to a Preferred OP Unit holder of $100,000, additional net borrowings of $11,227, and $44,218 paid in dividends.  During the nine months ended September 30, 2006, we issued equity for net proceeds of $194,901, and had additional net borrowings of $63,014, offset by $35,407 paid in dividends.

OPERATIONAL SUMMARY

For the three and nine months ended September 30, 2007, we continued our same-store property revenue growth with a revenue increase of  2.9% and 4.3%, respectively, compared to the same periods in 2006. Occupancy at our stabilized properties was fairly consistent on a year-to-year basis, reaching 86.8% as of September 30, 2007 compared to 88.0% as of September 30, 2006.

Property revenue growth was evident in the majority of markets in which we operate. The growth in property revenue is the result of increases in occupancy and rental rates to both new and existing customers. Property expenses increased primarily as a result of increases in property taxes due to re-assessments on properties that we have acquired and other annual tax re-assessments.

OUTLOOK

In the third quarter, we continued to see a generally positive climate for self-storage in the United States.  Rental activity was flat overall when compared with the third quarter of 2006.  Despite the lack of increased demand, we were able to raise same-store and overall portfolio revenue through increased rental rates to existing customers.  The key economic indicators that affect self-storage demand are mixed, and we continue to look at monthly rental activity as an indicator of demand.

We seek to drive rental activity and revenue growth by actively managing both pricing and promotional strategies through our revenue management team and utilizing the yield management features of our technology system. In-house training, operational initiatives and marketing promotions continue to be implemented.  These activities also provide support for increased rentals at the store level.

Our discounting strategies continue to evolve. Higher levels of discounting were utilized in the first nine months of 2007 compared to 2006. We will selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through our centralized, real-time technology systems and revenue management team.

Property taxes are a primary driver of expenses for the coming year. As we acquire existing self-storage facilities, tax reassessments will continue to occur. Snow removal expenses, usually a major contributor to expense increases, were lower in the first nine months of 2007 due to lower snowfall amounts in the northeast and mid-Atlantic regions.

We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. However, we believe that the quality and location of our property portfolio, our revenue management systems, and the strength of our self-storage fundamentals will provide opportunities to grow revenues in the remainder of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had $41,830 available in cash and cash equivalents and $49,200 in short-term investments.  We intend to use this cash to purchase additional self-storage properties and fund other working capital needs during the remainder of 2007.  Additionally, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.  Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

During September 2004, we, as guarantor, and our Operating Partnership entered into a $100.0 million revolving line of credit (“Credit Facility”), which included a $10.0 million swingline subfacility.  The Credit Facility was collateralized by self-storage properties.  No amounts were outstanding on the line of credit at September 30, 2007 or December 31, 2006 and the Credit Facility expired on September 30, 2007.

On October 19, 2007, we entered into a new $100.0 million revolving line of credit (the “Credit Line”).  We intend to use the proceeds of the Credit Line for general corporate purposes and acquisitions.  The Credit Line has an interest rate of between 100 and 250 basis points over LIBOR, depending on certain financial ratios of the Company.  The Credit Line is collateralized by mortgages on certain real estate assets.  As of the closing date, the Credit Line had approximately $97 million of capacity based on the assets collateralizing the Credit Line.  The Credit Line matures October 31, 2010.

As of September  30, 2007, we had approximately $1.3 billion of debt, resulting in a debt to total capitalization ratio of 54.0%. As of September 30, 2007, the ratio of total fixed rate debt and other instruments to total debt was 92.7%. The weighted average interest rate of the total of fixed and variable rate debt at September 30, 2007 was 5.1%.

Real estate assets are pledged as collateral for our debt.  We are subject to certain restrictive covenants relating to our outstanding debt.  We were in compliance with all covenants at September 30, 2007.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand, short-term investments and borrowings under our Credit Line.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of distributions to stockholders and OP unit holders, new facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We do not expect that our operating cash flow will be sufficient to fund our long term liquidity needs and instead expect to fund such needs out of additional borrowings, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. We may also use Operating Partnership units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

•                  the overall ratio of fixed and variable-rate debt.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2007:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$62,376	$5,282	$10,165	$8,357	$38,572
Notes payable, exchangeable senior notes and notes payable to trusts
Interest	456,847	65,041	112,116	68,606	211,084
Principal	1,272,520	4,513	423,263	82,879	761,865
Total contractual obligations	$1,791,743	$74,836	$545,544	$159,842	$1,011,521

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

As of September 30, 2007, we had $1.3 billion in total debt of which $92.9 million was subject to variable interest rates (including the $61.8 million on which we have a reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.9 million annually.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of significant magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The fair value of fixed rate notes payable and notes payable to trusts at September 30, 2007 was $1.2 billion. The carrying value of these fixed rate notes payable at September 30, 2007 was $1.2 billion.

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

We have a disclosure committee to ensure that all disclosures made by the Company to its security holders or the investment community will be accurate and complete and fairly present the Company’s financial condition and results of operations in all material respects, and are made on a timely basis as required by applicable laws, regulations and stock exchange requirements.

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

As of September 30, 2007, 892,998 CCSs and 45,937 CCUs had converted to common shares and common Operating Partnership units, respectively. Based on the performance of the properties as of September 30, 2007, an additional 479,730 CCSs and 24,677 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCS and CCUs on November 1, 2007 as per the Company’s charter, and the shares and units were issued on November 5, 2007.  The shares and units were issued in private placements in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  We received no additional consideration for the conversions.

On August 1, 2007, one property was contributed to the Operating Partnership in exchange for consideration totaling $14.7 million.  Preferred OP Units of 80,905 with a value of $9.8 million were issued along with cash of approximately $4.9 million.  The units were issued in a private placement in reliance on Section 4(2)  of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  Subject to certain lock-up periods and adjustments, the Preferred OP Units will be redeemable at the option of the holder on or after September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Amendment, dated September 28, 2007 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 3, 2007).

10.1

First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A Units among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe and Barbara Knuppe, dated September 28, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).

10.2	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement

10.3	First Amendment to Extra Space Storage Inc. 2004 Long Term Incentive Plan

10.4	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Extra Space Storage Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 7, 2007	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2007	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)