Form 10-K
period 2007-12-31
Extra Space Storage Inc.
filed 2008-02-29
CIK 1289490

Use these links to rapidly review the document
EXTRA SPACE STORAGE INC. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was $975,315,000 based upon the closing price on the New York Stock Exchange on June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of February 15, 2008 was 66,415,242.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual stockholders' meeting to be held in 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXTRA SPACE STORAGE INC.
Table of Contents

Statements Regarding Forward-Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "estimates," "may," "will," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including without limitation, management's examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" below. Such factors include, but are not limited to:

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

  •
  recent disruptions in credit and financial markets and resulting difficulties in raising capital at reasonable rates, which could impede our ability to grow;

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

PART I

Item 1.    Business

General

        Extra Space Storage Inc. ("we," "our," "us" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") formed as a Maryland corporation on April 30, 2004 to own, operate, acquire, develop and redevelop professionally managed self-storage facilities. We closed our initial public offering ("IPO") on August 17, 2004. Our common stock is traded on the New York Stock Exchange under the symbol "EXR."

        We were formed to continue the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2007, we held ownership interests in 606 properties located in 33 states and Washington, D.C. with an aggregate of approximately 44 million square feet of net rentable space and approximately 300,000 customers. Of these 606 properties, 260 are wholly-owned, and 346 are owned in joint-venture partnerships. An additional 45 properties are owned by franchisees or third parties and operated by us in exchange for a management fee, bringing total properties which we own and/or manage to 651.

        We operate in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Our property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities.

        Substantially all of our business is conducted through Extra Space Storage LP (the "Operating Partnership"), and through our wholly-owned Massachusetts business trust subsidiaries. Our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). To the extent we continue to qualify as a REIT, we will not be subject to tax, with certain exceptions, on our net taxable income that is distributed to our stockholders.

        We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the "SEC"). You may obtain copies of these documents by visiting the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.extraspace.com, or by contacting our Secretary at our principal offices, which are located at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, telephone number (801) 562-5556.

Management

        Members of our executive management team have significant experience in all aspects of the self-storage industry, and have an average of more than fourteen years of industry experience. The senior management team has collectively acquired and/or developed more than 700 properties during the past 25 years for the Company, the Predecessor and other entities. Kenneth M. Woolley, Chairman and Chief Executive Officer, and Richard S. Tanner, Senior Vice President Development, have worked in the self-storage industry since 1977 and led some of the earliest self-storage facility development projects in the United States.

        The remainder of our executive management team and their years of industry experience are as follows: Spencer F. Kirk, President, 7 years; Kent W. Christensen, Executive Vice President and Chief Financial Officer, 10 years; Charles L. Allen, Executive Vice President and Chief Legal Officer, 10 years; and Karl Haas, Executive Vice President and Chief Operating Officer, 20 years.

        Members of the executive management team have guided the Company through substantial growth, developing and acquiring over $3.2 billion in assets since 1996. This growth has been funded through equity offerings and more than $2.0 billion in private equity capital since 1998. This private equity capital has come primarily from sophisticated, high net-worth individuals and institutional investors such as affiliates of Prudential Financial, Inc. and Fidelity Investments.

        Our executive management and board of directors have a significant ownership position in the Company with executive officers and directors owning 6,107,401 shares or 9.2% of our outstanding common stock as of February 15, 2008.

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

        Since inception in the early 1970's, the self-storage industry has experienced significant growth. In the past ten years, there has been even greater growth. According to the 2008 Self-Storage Almanac (the "Almanac"), in 1997 there were only 25,180 self-storage properties in the United States, with an average occupancy rate of 88.5% of net rentable square feet, compared to 44,974 self-storage properties in 2007 with an average occupancy rate of 81.4% of net rentable square feet. As population densities have increased in the United States, there has been an increase in self-storage awareness and corresponding development, which we expect will continue in the future.

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

        We have encountered competition when we have sought to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will continue to be a challenge for the Company's growth strategy.

        Increased development within the self-storage industry has also led to an increased emphasis on site location, property design, innovation and functionality. We strive to have a creative and flexible approach to our development projects and we are open to a broad array of opportunities because of this flexibility. This is especially true for new sites slated for high-density population centers. We can offer unique and attractive architecture to accommodate the requirements and tastes of local planning and zoning boards, and to distinguish a facility from other offerings in the market. Due to the attractive architecture of many of our development properties, we have been able to eliminate a typical barrier of entry for most self-storage developers in areas usually reserved for more traditional retail and commercial users.

        The industry is also characterized by fragmented ownership. According to the 2008 Almanac, the top ten self-storage companies in the United States owned approximately 11.6% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 15.3% of the total U.S. properties. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to be able to compete for acquisitions given our enhanced ability to access capital as a public company and our historical reputation for closing deals.

        After our acquisition of the Storage USA properties on July 14, 2005, we became the second largest self-storage operator in the United States. We are now one of four public self-storage REITS along with Public Storage Inc. (NYSE: PSA), Sovran Self-Storage, Inc. (NYSE: SSS), and U-Store-It Inc. (NYSE: YSI).

Growth and Investment Strategies

        Our primary business objectives are to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We continue to evaluate a range of growth initiatives and opportunities, including the following:

  •
  Maximize the performance of properties through strategic, efficient and proactive management.  We plan to pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team will seek to maximize revenue by responding to changing market conditions through our technology system's ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

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

  •
  Develop new self-storage properties.  We currently have joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline through 2009 includes 26 projects. The majority of the projects will be developed on a wholly-owned basis by the Company.

  •
  Expand our management business.  We see our management business as a future acquisition pipeline. We expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Nineteen of our 39 2007 acquisitions came from this channel.

Financing of Our Growth Strategies

  •
  Acquisition and Development Financing

    We currently have a $100.0 million revolving line of credit (the "credit line") that is collateralized by certain of our self-storage properties. As of December 31, 2007, the credit line had $100.0 million of available capacity based on the assets collateralizing the credit line. We expect to maintain a flexible approach in financing new property acquisitions. We plan to finance future acquisitions through a combination of borrowings under the credit line, traditional secured mortgage financing, additional equity offerings and additional joint venture partnerships.

  •
  Development Joint Venture Financing

    We own 326 of our 591 stabilized properties and 20 of our 60 lease-up properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we typically maintain the right to receive between 17.0% and 50.0% of the available cash flow from operations after our joint venture partners have received a predetermined return, and between 17.0% and 50.0% of the available cash flow from capital transactions after our joint venture partners have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

  •
  Disposition of Properties

    We will continue to review our portfolio for properties or groups of properties that are not strategically located and determine whether to dispose of these properties to fund other growth.

Regulation

        Generally, self-storage properties are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act ("CERCLA"), which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on properties, or laws affecting development, construction, operation, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of self-storage sites or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows.

        Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws also exist that may require modifications to the properties, or restrict further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, thereby requiring substantial capital expenditures. To the extent our properties are not in compliance, we are likely to incur additional costs to comply with the ADA.

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

Employees

        As of February 15, 2008, we had 1,853 employees and believe our relationship with our employees to be good. Our employees are not represented by a collective bargaining agreement.

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

  •
  the inability to achieve satisfactory completion of due diligence investigations and other customary closing conditions;

  •
  failure to finance an acquisition on favorable terms or at all;

  •
  we may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties; and

  •
  we may acquire properties subject to unknown liabilities without any recourse, or with only limited recourse, such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

        We had 1,578 field personnel as of February 15, 2008 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

Other self-storage operators may employ STORE or a technology similar to STORE, which could enhance their ability to compete with us.

        We rely on STORE, a state-of-the-art, proprietary, web-based tracking and yield management technology, to support all aspects of our business operations and to help us implement new development and acquisition opportunities and strategies. If other self-storage companies obtain a license to use STORE, or employ or develop a technology similar to STORE, their ability to compete with us could be enhanced.

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

        Costs resulting from changes in real estate tax laws generally are not passed through to tenants directly and will affect us. Increases in income, property or other taxes generally are not passed through to tenants under leases and may reduce our net income, funds from operations ("FFO"), cash flow, financial condition, ability to pay or refinance our debt obligations, ability to make distributions to stockholders, and the trading price of our securities. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could similarly adversely affect our business and results of operations.

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

Our investments available-for-sale portfolio is invested in auction rate securities or ARS. Failures in these auctions affect our liquidity, while deterioration in credit ratings of issuers and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment charge to earnings.

        At December 31, 2007, we had $24.5 million par value invested in auction rate securities. If an auction fails for amounts we have invested in ARS, our investment will not be liquid. At December 31, 2007, auctions for all of our ARS had failed. As a result, we will not be able to access such funds until a future auction on these investments is successful or these securities are redeemed. We cannot assure you that an auction with respect to these securities will ever succeed or that these securities will be redeemed, in which case, we would be required to hold the ARS until maturity. These investments are non mortgage-backed and are insured for their principal and interest in the case of default. Related to these failed auctions, we recorded a $1.2 million other-than-temporary impairment charge and a $1.4 million temporary impairment charge to reduce the value of our investment in ARS to an estimated fair value of approximately $21.8 million. To the extent that the auctions continue to fail and/or the credit rating of the issuers or the third parties insuring such investments deteriorates, we may be required to record further impairment charges with respect to these securities.

Adverse economic or other conditions in the markets in which we do business could negatively affect our occupancy levels and rental rates and therefore our operating results.

        Our operating results are dependent upon our ability to maximize occupancy levels and rental rates in our self-storage properties. Adverse economic or other conditions in the markets in which we operate may lower our occupancy levels and limit our ability to increase rents or require us to offer rental discounts. If our properties fail to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, FFO, cash flow, financial condition, ability to make distributions to stockholders and the trading price of our securities could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

  •
  the national economic climate and the local or regional economic climate in the markets in which we operate, which may be adversely impacted by, among other factors, industry slowdowns, relocation of businesses and changing demographics;

  •
  periods of economic slowdown or recession, rising interest rates, or declining demand for self-storage or the public perception that any of these events may occur could result in a general decline in rental rates or an increase in tenant defaults;

  •
  local or regional real estate market conditions such as the oversupply of self-storage or a reduction in demand for self-storage in a particular area;

  •
  perceptions by prospective users of our self-storage properties of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located;

  •
  increased operating costs, including the need for capital improvements, insurance premiums, real estate taxes and utilities;

  •
  changes in the supply of or demand for similar or competing properties in an area;

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

        In connection with the formation transactions entered into prior to our IPO in 2004 and certain other property acquisitions, we agreed to make available to each of Kenneth M. Woolley, our Chairman and Chief Executive Officer, Richard S. Tanner, our Senior Vice President, Development, and other third parties, the following tax protections: for nine years, with a three-year extension if the applicable party continues to own at least 50% of the OP units received by it in the formation transactions at the expiration of the initial nine-year period, the opportunity to (1) guarantee debt or (2) enter into a special loss allocation and deficit restoration obligation, in an aggregate amount, with respect to the foregoing contributors, of at least $60.0 million. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions. These obligations may require us to maintain certain indebtedness that we would not otherwise require for our business.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority.

        As of December 31, 2007, we held interests in 346 properties through joint ventures. All of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

Kenneth M. Woolley, our Chairman and Chief Executive Officer, Spencer F. Kirk, President, Richard S. Tanner, Senior Vice President, Development, Kent W. Christensen, Executive Vice President and Chief Financial Officer, and Charles L. Allen, Executive Vice President and Chief Legal Officer, members of our senior management team, have outside business interests which could divert their time and attention away from us, which could harm our business.

        Kenneth M. Woolley, our Chairman and Chief Executive Officer, as well and certain other members of our senior management team, have outside business interests. These business interests include the ownership of a self-storage property located in Pico Rivera, California. Other than this property, the members of our senior management are not currently engaged in any other self-storage activities outside the Company. In addition, Mr. Woolley's employment agreement includes an exception to his non-competition covenant pursuant to which he is permitted to devote a portion of his time to the management and operations of Nevada West Development, LLC (formerly known as RMI Development, LLC), a multi-family business in which he has a majority ownership. Although Mr. Woolley's employment agreement requires that he devote substantially his full business time and attention to us, this agreement also permits him to devote time to his outside business interests. These outside business interests could interfere with his ability to devote time to our business and affairs and as a result, our business could be harmed.

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

Our management's ownership of contingent conversion shares, or CCSs, and contingent conversion units, or CCUs, may cause them to devote a disproportionate amount of time to the performance of the related 14 wholly-owned lease-up properties, which could cause our overall operating performance to suffer.

        In connection with our IPO, we issued to certain contributors, which included certain members of our senior management, CCSs and/or a combination of OP units and CCUs. The terms of the CCSs and CCUs provide that they will convert into our common stock and OP units, respectively, only if the relevant 14 lease-up properties identified at the time of the IPO achieve specified performance thresholds prior to December 31, 2008. As a result, our directors and officers who own CCSs and CCUs may have an incentive to devote a disproportionately large amount of their time and attention to these properties in comparison with our remaining properties, which could harm our overall operating results.

We may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of our officers.

        Kenneth M. Woolley, our Chairman and Chief Executive Officer, Spencer F. Kirk, President, Kent W. Christensen, Executive Vice President and Chief Financial Officer, Charles L. Allen, Executive Vice President and Chief Legal Officer, and Richard S. Tanner, Senior Vice President, Development had direct or indirect ownership interests in certain properties that were contributed to our Operating Partnership in the formation transactions. Following the completion of the formation transactions, we, under the agreements relating to the contribution of such interests, became entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. In addition, Kenneth M. Woolley's employment agreement includes an exception to his non-competition covenant pursuant to which he is permitted to devote time to the management and operations of Nevada West Development, LLC (formerly known as RMI Development, LLC), a multi-family business. None of these contribution and non-competition agreements was negotiated at an arm's-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and non-competition agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

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

        Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder's adjusted tax basis in his, her, or its common stock, but instead will constitute a return of capital and will reduce such adjusted basis. If distributions result in a reduction of a stockholder's adjusted basis in such holder's common stock, subsequent sales of such holder's common stock will result in recognition of an increased capital gain or decreased capital loss due to the reduction in such adjusted basis.

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

        As of December 31, 2007, we had approximately $1.3 billion of outstanding indebtedness. We expect to incur additional debt in connection with future acquisitions. We may borrow under our credit line or borrow new funds to acquire these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings.

Further, we may need to borrow funds to make distributions required to maintain our qualification as a REIT or to meet our expected distributions.

        If we are required to utilize our credit line for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

        As of December 31, 2007 we had approximately $1.3 billion of debt outstanding, of which approximately $124.9 million, or 9.5%, was subject to variable interest rates (including $61.8 million on which we had a reverse interest rate swap). This variable rate debt had a weighted average interest rate of approximately 5.9% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $1.2 million annually.

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

Recent disruptions in the financial markets could affect our ability to obtain debt financing on favorable terms (or at all) and have other adverse effects on us.

        The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund current and future development projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial markets may have other adverse effects on us or the economy generally.

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

        The maximum U.S. federal income tax rate for dividends paid by domestic corporations to individual U.S. stockholders is 15% (through 2010). Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our securities.

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

        Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Our failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

        We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution for each of the years involved because:

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

        In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. individual stockholders would be taxed on our dividends at capital gains rates, and our U.S. corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Internal Revenue Code in order to maintain our REIT status, we may nevertheless be required to pay penalty taxes of $50,000 or more for each such failure. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value of our securities.

        Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our gross income and the owners of our stock. Our ability to satisfy the asset tests depends upon our analysis of the fair market value of our assets, some of which are not susceptible to precise determination, and for which we will not obtain independent appraisals. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains, and we will be subject to income tax at regular corporate rates to the extent we distribute less than 100% of our net taxable income including capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although we believe that we have been organized and have operated in a manner that is intended to allow us to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the Internal Revenue Service regarding our qualification as a REIT.

We will pay some taxes.

        Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages self-storage properties for our joint venture properties and properties owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a "taxable REIT subsidiary" of our Company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we don't intend to sell properties as a dealer, the IRS could take a contrary position. To the extent that we are or our taxable REIT subsidiary is required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2007, we owned or had ownership interests in 606 self-storage properties located in 33 states and Washington, D.C. Of these properties, 260 are wholly-owned and 346 are held in joint ventures. In addition, we managed an additional 45 properties for franchisees or third parties bringing the total number of properties which we own and/or manage to 651. We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites. As of December 31, 2007, we owned or had ownership interest in approximately 44 million square feet of space configured in approximately 420,000 separate storage units. Approximately 70% of our properties are clustered around the larger population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. The Storage USA acquisition in 2005 gave us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

        We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

        As of December 31, 2007, approximately 300,000 tenants were leasing storage units at the 651 properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2007, the median length of stay was approximately eleven months.

        Our property portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider "hybrid" facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

        The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of December 31, 2007 and 2006. The information as of December 31, 2006 is on a pro forma basis as though all the properties owned at December 31, 2007 were under our control as of December 31, 2006.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of Dec. 31, 2007(1)	Number of Units as of Dec. 31, 2006	Net Rentable Square Feet as of Dec. 31, 2007(2)	Net Rentable Square Feet as of Dec. 31, 2006	Square Foot Occupancy % Dec. 31, 2007	Square Foot Occupancy % Dec. 31, 2006
Wholly-owned properties
Alabama	1	585	609	76,685	76,295	75.7%	70.8%
Arizona	4	2,264	2,258	279,868	279,150	89.1%	91.6%
California	42	34,856	34,843	3,322,104	3,314,084	82.9%	82.2%
Colorado	6	2,942	2,966	360,941	359,491	85.1%	85.6%
Connecticut	1	745	745	62,505	62,430	82.6%	78.7%
Florida	28	18,618	18,615	1,952,857	1,951,174	83.4%	86.2%
Georgia	12	6,447	6,481	835,386	835,303	85.0%	85.9%
Hawaii	2	2,876	2,864	150,088	154,413	79.3%	81.2%
Illinois	4	2,676	2,671	263,589	264,084	85.7%	85.4%
Indiana	1	589	590	62,250	62,250	84.0%	85.8%
Kansas	1	506	502	49,940	49,940	90.4%	89.4%
Kentucky	3	1,591	1,578	194,470	194,351	82.9%	83.1%
Louisiana	2	1,411	1,413	148,155	147,990	87.2%	92.6%
Maryland	9	7,450	7,365	795,596	764,026	83.7%	83.1%
Massachusetts	24	13,509	13,484	1,432,791	1,437,792	82.0%	82.0%
Michigan	2	1,040	1,046	135,474	134,722	84.5%	80.5%
Missouri	6	3,177	3,159	375,557	374,962	83.0%	84.7%
Nevada	2	1,253	1,240	132,065	130,935	83.9%	84.0%
New Hampshire	2	1,007	1,006	125,909	125,609	82.9%	81.6%
New Jersey	21	17,095	17,110	1,669,263	1,671,053	83.5%	85.3%
New Mexico	1	503	531	61,690	67,290	87.1%	94.4%
New York	8	7,233	7,246	487,784	487,239	80.2%	80.0%
Ohio	4	2,027	2,042	273,236	275,291	82.5%	83.2%
Oregon	1	764	767	103,450	103,610	88.5%	86.6%
Pennsylvania	8	6,145	6,134	639,377	641,922	83.0%	82.9%
Rhode Island	1	726	730	75,201	75,241	87.6%	85.5%
South Carolina	4	2,067	2,068	245,734	245,734	89.8%	89.0%
Tennessee	6	3,527	3,535	476,612	474,852	81.7%	86.8%
Texas	19	11,858	11,963	1,337,182	1,343,041	87.2%	84.3%
Utah	3	1,533	1,531	210,640	210,350	91.1%	91.3%
Virginia	4	2,889	2,893	272,699	272,663	82.3%	80.4%
Washington	3	2,031	2,030	244,865	244,595	89.1%	93.9%

Total Wholly-Owned Stabilized	235	161,940	162,015	16,853,963	16,831,882	83.9%	84.3%

Joint-venture properties
Alabama	3	1,708	1,720	205,638	205,493	85.2%	88.4%
Arizona	11	6,900	6,898	751,526	751,266	87.0%	92.1%
California	73	52,388	52,453	5,384,022	5,383,859	87.6%	86.7%
Colorado	2	1,333	1,335	158,063	158,013	81.3%	80.3%
Connecticut	8	5,979	5,979	690,424	689,739	77.3%	78.8%
Delaware	1	589	589	71,655	71,655	91.8%	87.5%
Florida	23	19,314	19,290	1,951,316	1,941,486	83.9%	84.9%
Georgia	3	1,889	1,918	246,926	251,510	81.0%	78.5%
Illinois	6	4,005	4,029	431,547	433,292	80.7%	77.0%
Indiana	8	3,153	3,143	406,503	406,113	85.8%	85.7%
Kansas	3	1,217	1,214	163,705	164,200	82.2%	85.0%
Kentucky	4	2,286	2,276	268,547	268,339	86.9%	82.6%
Maryland	13	10,223	10,219	1,013,293	1,012,848	84.2%	83.1%
Massachusetts	16	8,480	8,539	972,515	974,415	81.2%	81.1%
Michigan	10	5,955	5,957	784,303	783,032	86.2%	78.0%
Missouri	2	954	953	118,195	118,235	84.6%	72.9%
Nevada	7	4,638	4,642	620,179	620,698	88.8%	88.4%
New Hampshire	3	1,321	1,323	137,554	137,754	85.1%	83.6%
New Jersey	20	15,138	15,148	1,592,743	1,590,686	80.8%	85.4%
New Mexico	8	4,201	4,197	462,110	462,124	80.1%	82.4%
New York	21	22,158	22,116	1,720,225	1,715,111	86.7%	84.1%
Ohio	11	5,017	5,031	749,427	752,202	81.4%	84.4%
Oregon	2	1,289	1,289	136,660	137,140	88.6%	92.5%
Pennsylvania	9	6,471	6,483	687,048	688,040	83.4%	83.5%
Rhode Island	1	610	611	73,880	73,905	71.5%	69.2%
Tennessee	22	11,802	11,850	1,549,313	1,549,217	85.3%	85.4%
Texas	18	11,836	11,869	1,521,306	1,520,261	78.9%	77.1%
Utah	1	520	520	59,500	59,400	88.9%	89.4%
Virginia	15	10,414	10,387	1,107,780	1,106,646	84.3%	80.9%
Washington	1	551	551	62,730	62,730	88.3%	82.2%
Washington, DC	1	1,536	1,536	102,003	101,990	89.5%	86.6%

Total Stabilized Joint-Ventures	326	223,875	224,065	24,200,636	24,191,399	84.4%	83.9%

Managed properties
California	4	2,680	2,685	333,175	333,175	74.4%	80.2%
Colorado	1	513	513	56,240	56,240	89.2%	82.9%
Florida	1	573	570	56,845	56,535	90.1%	92.4%
Georgia	7	4,534	4,555	485,434	488,475	84.4%	84.5%
Maryland	3	3,244	3,139	278,877	258,613	81.7%	79.5%
Nevada	1	435	440	61,235	61,235	82.7%	78.8%
New Jersey	2	1,101	1,093	131,707	131,492	86.8%	87.3%
New Mexico	2	1,576	1,585	171,555	171,555	84.4%	89.2%
Pennsylvania	2	886	889	130,750	131,330	91.4%	88.0%
Tennessee	2	1,146	1,150	135,410	135,695	89.7%	89.4%
Texas	1	371	371	46,955	46,955	99.3%	97.9%
Utah	2	1,437	1,433	136,627	136,737	83.3%	76.8%
Washington, DC	2	1,255	1,256	111,759	111,809	80.8%	82.5%

Total Stabilized Managed Properties	30	19,751	19,679	2,136,569	2,119,846	83.7%	84.0%

Total Stabilized Properties	591	405,566	405,759	43,191,168	43,143,127	84.1%	84.1%

(1)
Represents unit count as of December 31, 2007, which may differ from December 31, 2006 unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2007, which may differ from December 31, 2006 net rentable square feet due to unit conversions or expansions.

        The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of December 31, 2007 and 2006. The information as of December 31, 2006 is on a pro forma basis as though all the properties owned at December 31, 2007 were under our control as of December 31, 2006.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of Dec. 31, 2007(1)	Number of Units as of Dec. 31, 2006	Net Rentable Square Feet as of Dec. 31, 2007(2)	Net Rentable Square Feet as of Dec. 31, 2006	Square Foot Occupancy % Dec. 31, 2007	Square Foot Occupancy % Dec. 31, 2006
Wholly-owned properties
Arizona	1	586	599	67,375	67,375	77.5%	55.8%
California	6	4,189	3,358	485,541	381,401	65.5%	63.7%
Colorado	1	357	360	58,928	58,928	81.4%	71.8%
Connecticut	2	1,295	1,308	115,600	115,820	73.5%	68.1%
Florida	2	1,258	1,254	157,305	156,820	73.3%	61.3%
Illinois	2	1,310	589	155,050	75,810	39.5%	63.7%
Maryland	1	622	—	76,070	—	0.0%	0.0%
Massachusetts	5	3,815	3,820	358,889	359,832	64.7%	47.3%
New Jersey	2	1,756	1,743	163,855	163,815	79.3%	76.0%
Pennsylvania	1	422	424	46,930	47,160	78.6%	65.3%
Texas	1	617	615	64,650	64,625	77.4%	44.6%
Washington	1	506	527	61,250	61,250	90.5%	83.5%

Total Wholly-Owned Lease-up	25	16,733	14,597	1,811,443	1,552,836	65.4%	61.3%

Joint-venture properties
California	7	4,952	3,661	506,656	344,578	55.9%	57.2%
Florida	1	772	—	114,825	—	48.4%	0.0%
Illinois	3	2,495	2,528	264,527	264,442	66.9%	49.5%
Maryland	1	944	957	73,672	73,644	58.7%	25.1%
Massachusetts	1	786	791	74,880	74,880	85.4%	79.8%
New Jersey	2	1,196	560	119,735	62,400	55.4%	75.2%
New Mexico	1	490	508	76,154	65,904	90.8%	92.5%
New York	1	1,578	1,579	116,190	116,260	77.5%	72.6%
Pennsylvania	1	754	764	76,496	76,773	91.6%	82.9%
Rhode Island	1	499	504	55,570	55,995	35.0%	29.1%
Virginia	1	878	878	84,383	84,383	80.2%	61.2%

Total Lease-up Joint-Ventures	20	15,344	12,730	1,563,088	1,219,259	64.3%	59.9%

Managed properties
California	2	1,242	1,254	155,660	156,070	82.8%	76.7%
Florida	2	1,275	1,297	108,695	111,121	81.0%	64.8%
Georgia	2	978	1,030	115,240	114,840	73.1%	69.4%
Indiana	1	555	589	68,690	68,690	79.8%	64.9%
Maryland	1	727	731	67,910	67,885	83.4%	72.0%
Massachusetts	2	2,146	2,150	189,944	190,244	65.0%	54.2%
New Jersey	1	862	—	78,030	—	28.0%	0.0%
Pennsylvania	1	1,128	—	104,850	—	10.9%	0.0%
Texas	2	1,139	1,165	125,280	124,445	87.4%	77.1%
Virginia	1	687	682	74,840	74,850	81.4%	75.3%

Total Lease-up Managed	15	10,739	8,898	1,089,139	908,145	67.9%	68.3%

Total Lease-up Properties	60	42,816	36,225	4,463,670	3,680,240	65.6%	62.6%

(1)
Represents unit count as of December 31, 2007, which may differ from December 31, 2006 unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2007, which may differ from December 31, 2006 net rentable square feet due to unit conversions or expansions.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

        The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported by the NYSE and the per share dividends declared:

		Range
				Dividends Declared
Year	Quarter	High	Low
2006	1st	17.22	14.25	0.2275
	2nd	17.20	14.40	0.2275
	3rd	18.24	15.50	0.2275
	4th	19.00	16.96	0.2275
2007	1st	20.55	17.85	0.2275
	2nd	19.99	16.26	0.2275
	3rd	16.84	13.60	0.2275
	4th	16.63	13.10	0.2500

        On February 15, 2008, the closing price of our common stock as reported by the NYSE was $14.07. At February 15, 2008, we had 288 holders of record of our common stock.

        Holders of shares of common stock are entitled to receive distributions when declared by our board of directors out of any assets legally available for that purpose. As a REIT, we are required to distribute at least 90% of our "REIT taxable income," which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid to our stockholders annually in order to maintain our REIT qualification for U.S. federal income tax purposes.

Item 6.    Selected Financial Data

        The following table sets forth the selected financial data and should be read in conjunction with the Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. The financial data covered in this section for the period from January 1, 2003 to August 16, 2004 contain the results of operations and financial condition of Extra Space Storage LLC and its subsidiaries, the predecessor to Extra Space Storage Inc. and its subsidiaries, prior to the consummation of Extra Space Storage Inc.'s initial public offering on

August 17, 2004, and various formation transactions. (Dollars in thousands, except share and per share data.)

	Company				Predeccessor
	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Revenues:
Property rental	$206,315	$170,993	$120,640	$62,656	$33,054
Fees and other income	32,551	26,271	14,088	3,064	2,762

Total revenues	238,866	197,264	134,728	65,720	35,816

Expenses:
Property operations	73,070	62,243	45,963	26,066	14,858
Tenant insurance	4,710	2,328	1,023	—	—
Unrecovered development and acquisition costs	765	269	302	739	4,937
General and administrative	36,722	35,600	24,081	12,465	8,297
Depreciation and amortization	39,801	37,172	31,005	15,552	6,805

Total expenses	155,068	137,612	102,374	54,822	34,897

Income before interest, loss on debt extinguishments, Preferred Operating Partnership, equity in earnings of real estate ventures, impairment, minority interests and gain on sale of real estate assets	83,798	59,652	32,354	10,898	919
Interest expense	(61,015)	(50,953)	(42,549)	(28,491)	(18,746)
Interest income	10,417	2,469	1,625	251	445
Loss on debt extinguishments	—	—	—	(3,523)	—
Equity in earnings of real estate ventures	5,300	4,693	3,170	1,387	1,465
Fair value adjustment of obligation associated with Preferred Operating Partnership units	1,054	—	—	—	—
Impairment of investments available-for-sale	(1,233)	—	—	—	—
Minority interest in operating partnership and other minority interests	(2,227)	(985)	434	(733)	(2,701)

Income (loss) before gain on sale of real estate assets	36,094	14,876	(4,966)	(20,211)	(18,618)
Gain on sale of real estate assets	—	—	—	1,749	672

Net income (loss)	36,094	14,876	(4,966)	(18,462)	(17,946)
Fixed distribution paid to Preferred Operating Partnership unit holder	(1,510)	—	—	—	—
Preferred return on Class B, C, and E units	—	—	—	(5,758)	(5,336)
Loss on early redemption of Fidelity minority interest	—	—	—	(1,478)	—

Net income (loss) attributable to common stockholders	$34,584	$14,876	$(4,966)	$(25,698)	$(23,282)

Net income (loss) per common share
Basic	$0.53	$0.27	$(0.14)	$(1.68)	$(5.62)
Diluted	$0.53	$0.27	$(0.14)	$(1.68)	$(5.62)
Weighted average number of shares
Basic	64,688,741	54,998,935	35,481,538	15,282,725	4,141,959
Diluted	70,503,668	59,291,749	35,481,538	15,282,725	4,141,959
Cash dividends paid per common share (1)	$0.93	$0.91	$0.91	$0.34	$—
Balance Sheet Data
Total assets	$2,054,075	$1,669,825	$1,420,192	$748,484	$383,751
Total notes payable, notes payable to trusts and lines of credit	1,319,771	948,174	866,783	472,977	273,808
Minority interests	64,982	35,158	36,235	21,453	22,390
Redeemable units and members' and shareholders' equity	$619,921	$643,555	$480,128	$243,607	$21,701
Other Data
Net cash provided by (used in) operating activities	$101,332	$76,885	$17,463	$(6,158)	$(8,526)
Net cash used in investing activities	$(253,579)	$(239,778)	$(614,834)	$(261,298)	$(59,206)
Net cash provided by financing activities	$98,823	$205,041	$601,695	$280,039	$73,017

(1)
2004 dividend based on annual dividend of $0.91 per common share

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled "Statements Regarding Forward-Looking Information." Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled "Risk Factors."

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, acquire, develop and redevelop professionally managed self-storage properties. Since 1996, our fully integrated development and acquisition teams have completed the development or acquisition of more than 625 self-storage properties.

        In July 2005, we, along with joint-venture partner Prudential Real Estate Investors ("PREI"), acquired Storage USA ("SUSA") from GE Commercial Finance for approximately $2.3 billion in cash. The transaction made us the second largest operator of self-storage facilities in the United States. At December 31, 2007, we owned or managed 651 properties in 33 states and Washington, D.C. As of December 31, 2007, 260 of our properties were wholly-owned, we held joint venture interests in 346 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 45 properties that are owned by franchisees or third parties in exchange for a management fee. The properties that we own or in which we hold an ownership interest contain approximately 44 million square feet of rentable space contained in approximately 420,000 units and currently serve a customer base of approximately 300,000 tenants.

        Our properties are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco. These areas all enjoy above average population growth and income levels. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A property is considered to be stabilized once it has achieved an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

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

        To maximize the performance of our properties, we employ a state-of-the-art, proprietary, web-based tracking and yield management technology called STORE. Developed by our management team, STORE enables us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. As part of the SUSA acquisition, we gained access to SUSA's industry leading revenue management team ("RevMan"), which managed SUSA's rental rate and discount strategies. We believe that the combination of STORE's yield management capabilities and the systematic processes developed by RevMan has allowed us to more proactively manage revenues.

        We derive substantially all of our revenues from rents received from tenants under existing leases at each of our self-storage properties, from management fees on the properties we manage for joint-venture partners, franchisees and unaffiliated third parties and from our tenant insurance program. Our management fee is equal to approximately 6% of total revenues generated by the managed properties.

        We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact our property results. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the use of STORE, and through the use of the processes developed by RevMan.

        We continue to evaluate and implement a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

  •
  Maximize the performance of properties through strategic, efficient and proactive management.  We plan to pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team will seek to maximize revenue by responding to changing market conditions through STORE's ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

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

  •
  Develop new self-storage properties.  We currently have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline through 2009 includes 26 projects. The majority of the projects will be developed on a wholly-owned basis by the Company.

  •
  Expand our management business.  We see our management business as a future acquisition pipeline. We expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Nineteen of our 39 2007 acquisitions came from this channel.

During 2007, we acquired 38 wholly-owned properties and a minority equity interest in one additional consolidated property. We completed the development of six properties in our core markets. Of the properties completed, three are wholly-owned, and three are owned by us in joint ventures. These joint venture properties provide us with a potential acquisition pipeline in the future. Twelve properties are scheduled for completion in 2008, 11 of which are wholly-owned and one of which will be owned by us in a consolidated joint venture.

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

        In connection with our acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values. We measure the value of tenant relationships based on our historical experience with turnover in our facilities. We amortize to expense the tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated to be 18 months).

        Intangible lease rights include: (1) purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases; these rights are amortized to expense over the term of the leases and (2) intangibles related to ground leases on four properties that were acquired in 2007. These ground leases were assumed by the Company at rates that were lower than the current market rates for similar leases. The value associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

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

INVESTMENTS AVAILABLE-FOR-SALE

        We account for our investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as "available-for-sale" to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income. A decline in the market value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. We classify our investments in auction rate securities as investments available-for-sale in the accompanying balance sheet. These investments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). The estimation process for fair valuing the investments included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods.

        FAIR VALUE OF FINANCIAL INSTRUMENTS:    The carrying values of cash and cash equivalents, investments available-for-sale, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and other liabilities reflected in the consolidated balance sheets at December 31, 2007 and 2006 approximate fair value. The fair value of fixed rate notes payable and notes payable to trusts at December 31, 2007 and 2006 was $1.3 billion and $836.0 million, respectively. The carrying value of these fixed rate notes payable and notes payable to trusts at December 31, 2007 and 2006 was $1.2 billion and $863.0 million, respectively.

        INVESTMENTS IN REAL ESTATE VENTURES:    Our investments in real estate joint ventures where we have significant influence but not control, and joint ventures which are VIEs in which we are not the primary beneficiary, are recorded under the equity method of accounting on the accompanying consolidated financial statements.

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

        CONVERSION OF OPERATING PARTNERSHIP UNITS:    Conversions of Operating Partnership units to common stock, when converted under the original provisions of the agreement, are accounted for by reclassifying the underlying net book value of the units from minority interest to equity in accordance with EITF No. 95-7, "Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts."

        REVENUE AND EXPENSE RECOGNITION:    Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized in income when earned. Management and franchise fee revenues are recognized monthly as services are performed and in accordance with the terms of the management agreements. Tenant insurance premiums are recognized as revenues over the period of insurance coverage. Development fee revenues are recognized as development costs are incurred. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

        Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

        REAL ESTATE SALES:    We evaluate real estate sales for both sale recognition and profit recognition in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.

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

        We have elected to treat one of our corporate subsidiaries as a taxable REIT subsidiary ("TRS"). In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). Our TRS is subject to corporate federal income tax. The Company accounts for income taxes in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. There were no material deferred tax assets or liabilities as of December 31, 2007 or 2006, and no material income tax provisions or the years ended December 31, 2007, 2006 or 2005.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FAS 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, there were no material unrecognized tax benefits. At December 31, 2007, there were no material unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense when incurred.

        STOCK-BASED COMPENSATION:    Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). We adopted SFAS 123R using the modified prospective application method of adoption which requires us to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006 (Dollars in thousands)

Overview

        Results for the year ended December 31, 2007 included the operations of 606 properties (262 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2006, which included operations of 567 properties (219 of which were consolidated and 348 of which were in joint ventures accounted for using the equity method). Results for both periods also included equity in earnings of real estate ventures, third-party management and franchise fees and development fees.

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	Year ended December 31,
	2007	2006	$ Change	% Change
Revenues:
Property rental	$206,315	$170,993	$35,322	20.7%
Management and franchise fees	20,598	20,883	(285)	(1.4)%
Tenant insurance	11,049	4,318	6,731	155.9%
Development fees	357	272	85	31.3%
Other income	547	798	(251)	(31.5)%

Total revenues	$238,866	$197,264	$41,602	21.1%

        Property Rental—The increase in property rental revenues consists of $28,335 associated with acquisitions completed in 2006 and 2007, $5,298 associated with rental rate increases at stabilized properties, and $1,689 from increases in occupancy at lease-up properties.

        Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures, franchisees and third parties. Management fees generally represent 6.0% of cash collected from properties owned by third parties, franchisees and unconsolidated joint ventures. Revenues from management and franchise fees have remained fairly stable compared to the previous year. Increased revenues at our joint venture, franchise, and third-party managed sites related to rental rate and occupancy increases have been offset by lost management fees due to the termination of certain management agreements mainly due to the acquisition of the managed properties.

        Tenant Insurance—The increase in tenant insurance revenues is due to the introduction of our captive insurance program at all wholly-owned properties in October 2006. In addition, during the year ended December 31, 2007, we promoted the tenant insurance program and successfully increased overall customer participation to approximately 34% at December 31, 2007 compared to approximately 18% at December 31, 2006.

        Development Fees—The increase in development fee revenues was due to the increased volume of development relating to joint ventures in 2007 compared to 2006.

Expenses

        The following table sets forth information on expenses for the years indicated:

	Year ended December 31,
	2007	2006	$ Change	% Change
Expenses:
Property operations	$73,070	$62,243	$10,827	17.4%
Tenant insurance	4,710	2,328	2,382	102.3%
Unrecovered development and acquisition costs	765	269	496	184.4%
General and administrative	36,722	35,600	1,122	3.2%
Depreciation and amortization	39,801	37,172	2,629	7.1%

Total expenses	$155,068	$137,612	$17,456	12.7%

        Property Operations—The increase in property operations expense in 2007 was primarily due to increases of $9,202 associated with acquisitions completed in 2006 and 2007. There were also increases in expenses of $1,625 at existing properties primarily due to increases in repairs and maintenance, insurance and property taxes.

        Tenant Insurance—The increase in tenant insurance expense is due to the increase in tenant insurance revenues during 2007. A large portion of tenant insurance expense is variable and increases as tenant insurance revenues increase. In October 2006, we introduced our captive insurance program at all wholly-owned properties. During the year ended December 31, 2007, we promoted the tenant insurance program and successfully increased overall customer participation to approximately 34% at December 31, 2007 compared to approximately 18% at December 31, 2006.

        General and Administrative—The increase in general and administrative expenses was due to the increased costs associated with the management of the additional properties that have been added through acquisitions and development in 2006 and 2007.

        Depreciation and Amortization—The increase in depreciation and amortization expense is a result of additional properties that have been added through acquisition and development throughout 2006 and 2007.

Other Income and Expenses

        The following table sets forth information on other income and expenses for the years indicated:

	Year ended December 31,
	2007	2006	$ Change	% Change
Other income and expenses:
Interest expense	$(61,015)	$(50,953)	$(10,062)	19.7%
Interest income	7,925	2,469	5,456	221.0%
Interest income on note receivable from Preferred Unit holder	2,492	—	2,492	100.0%
Equity in earnings of real estate ventures	5,300	4,693	607	12.9%
Fair value adjustment of obligation associated with Preferred Partnership units	1,054	—	1,054	100.0%
Impairment of investments available-for-sale	(1,233)	—	(1,233)	100.0%
Minority interest—Operating Partnership	(2,508)	(985)	(1,523)	154.6%
Minority interest—other	281	—	281	100.0%

Total other expense	$(47,704)	$(44,776)	$(2,928)	6.5%

        Interest Expense—The increase in interest expense for the year ended December 31, 2007 was due primarily to $6,897 associated with the exchangeable notes issued in March 2007 and $5,267 of interest expense on the mortgage loans associated with acquisitions completed in 2006 and 2007. The increase was offset by lower interest costs on corporate borrowings and existing property debt. Capitalized interest during the years ended December 31, 2007 and 2006 was $4,380 and $3,232, respectively.

        Interest Income—Interest income earned in 2007 was mainly the result of the interest earned on the net proceeds received from the $250 million exchangeable notes issued in March 2007 and on the remaining net proceeds from the sale of stock in September 2006. Invested cash decreased steadily throughout 2007 as the funds were used for acquisitions and development.

        Interest Income on Note Receivable from Preferred Unit holders—Represents interest on a $100 million loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (the "Preferred OP units"). The funds were loaned on June 25, 2007 and bear interest at an annual rate of 4.85%, payable quarterly.

        Equity in Earnings of Real Estate Ventures—The change in equity in earnings of real estate ventures for the year ended December 31, 2007 relates to increases in income at the properties owned by the real estate ventures. The increases were partially offset by the losses on certain lease-up properties held in joint ventures.

        Fair Value Adjustment of Obligation Associated with Preferred Partnership Units—This amount is a one-time adjustment that represents the change in fair value of the embedded derivative associated with the Preferred OP units issued in connection with the AAAAA Rent-a-Space acquisition between the original issuance of the Preferred OP units (June and August, 2007) and the completion of the amendment to the agreement that was signed on September 28, 2007.

        Impairment of Investments Available-for-Sale—As of December 31, 2007, we had a $24,460 par value investment in ARS. Due to the uncertainty in the credit markets, the auctions related to ARS held by us have failed, causing the liquidity and the fair value of these investments to be impaired. As a result, we recorded a $1,233 other-than-temporary impairment charge and a $1,415 temporary impairment charge to reduce the carrying value of the ARS to an estimated fair value of $21,812.

        Minority Interest—Operating Partnership—Income allocated to the Operating Partnership represents 6.97% (including the Preferred OP units) of the net income for the year ended December 31, 2007. The amount allocated to minority interest was higher than in the prior year due mainly to higher net income in 2007 than in 2006.

        Minority Interest—Other—Income allocated to the other minority interest represents the losses allocated to partners in consolidated joint ventures on two properties that were in lease-up during 2007.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005 (Dollars in thousands)

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

        Development Fees—The decrease in development fee revenue was due to the decreased volume of development relating to joint ventures in 2006 compared to prior years.

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

Other Income and Expenses

        The following table sets forth information on other income and expenses for the years indicated:

	Year ended December 31,
	2006	2005	$ Change	% Change
Interest expense	$(50,953)	$(42,549)	$(8,404)	19.8%
Interest income	2,469	1,625	844	51.9%
Equity in earnings of real estate ventures	4,693	3,170	1,523	48.0%
Minority interest—Operating Partnership	(985)	434	(1,419)	(327.0)%

Total other expense	$(44,776)	$(37,320)	$(7,456)	20.0%

        Interest Expense—The increase in interest expense for the year ended December 31, 2006 was due primarily to $9,469 of interest expense on the mortgage loans on the 61 properties acquired in connection with the SUSA acquisition. The increase was offset by lower interest costs on corporate borrowings and existing property debt. Capitalized interest during the years ended December 31, 2006 and 2005 was $3,232 and $460, respectively.

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

        Minority Interest—Operating Partnership—Income allocated to the Operating Partnership represents 6.21% of the net income for the year ended December 31, 2006. The amount allocated to minority interest was higher than in the prior year due mainly to the fact that we recorded net income in 2006, and recorded a net loss in 2005.

FUNDS FROM OPERATIONS (Dollars in thousands, except share data)

        FFO provides relevant and meaningful information about our operating performance that is necessary, along with net income (loss) and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings (loss) because net earnings (loss) assumes that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. We believe that the values of real estate assets fluctuate due to market conditions and FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income (loss) computed in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income (loss) and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

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

	For the Year Ended December 31,
	2007	2006	2005
Net income (loss) attributable to common stockholders	$34,584	$14,876	$(4,966)
Adjustments:
Real estate depreciation	33,779	27,331	20,105
Amortization of intangibles	4,159	8,371	10,345
Joint venture real estate depreciation and amortization	4,039	4,773	2,186
Joint venture loss on sale of properties	43	—	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	(1,054)	—	—
Distributions paid on Preferred Operating Partnership Units	(1,438)	—	—
Income (loss) allocated to Operating Partnership minority interest	2,508	985	(434)

Funds from operations	$76,621	$56,336	$27,236

Weighted average number of shares—diluted	70,503,668	59,291,749	38,764,597

SAME-STORE STABILIZED PROPERTY RESULTS (Dollars in thousands)

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

	Three Months Ended December 31,			Year Ended December 31,			Year Ended December 31,
			Percent Change			Percent Change			Percent Change
	2007	2006		2007	2006		2006	2005
Same-store rental revenues	$40,096	$39,016	2.8%	$159,070	$153,076	3.9%	$83,911	$78,683	6.6%
Same-store operating expenses	13,235	13,097	1.1%	54,726	54,014	1.3%	28,596	27,435	4.2%
Same-store net operating income	26,861	25,919	3.6%	104,344	99,062	5.3%	55,315	51,248	7.9%
Non same-store rental revenues	16,387	6,100	168.6%	47,245	17,917	163.7%	87,082	41,957	107.6%
Non same-store operating expenses	5,980	2,543	135.2%	18,344	8,229	122.9%	33,647	18,528	81.6%
Total rental revenues	56,483	45,116	25.2%	206,315	170,993	20.7%	170,993	120,640	41.7%
Total operating expenses	19,215	15,640	22.9%	73,070	62,243	17.4%	62,243	45,963	35.4%
Same-store square foot occupancy
as of quarter end	84.1%	85.1%		84.1%	85.1%		85.5%	85.4%
Properties included in same-store	181	181		181	181		103	103

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        The increase in same-store rental revenues was primarily due to increased rental rates to new and existing tenants and our ability to maintain occupancy. The increase in same-store operating expenses was due to an increase in repairs and maintenance, insurance and property taxes.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

        The increase in same-store rental revenues was primarily due to increased rental rates to new and existing tenants and our ability to maintain occupancy. The increase in same-store operating expenses was primarily due to an increase in property taxes and utilities.

CCS and CCU Property Performance:

        Upon the achievement of certain levels of net operating income with respect to 14 of our pre-stabilized properties, our CCSs and our Operating Partnership's CCUs will convert into additional shares of common stock and OP units, respectively, beginning with the quarter ending March 31, 2006. As of December 31, 2007, there were 1,443,342 CCS/CCUs converted to shares and OP Units. Based on the performance of the properties as of December 31, 2007, an additional 455,152 CCS/CCUs became eligible for conversion. The board of directors approved the conversion of these CCS/CCUs on February 1, 2008 as per the Company's charter, and the shares and OP units were issued on February 5, 2008.

        The table below outlines the performance of the properties for the three months and years ended December 31, 2007 and 2006, respectively and for the years ended December 31, 2006 and 2005.

	Three Months Ended December 31,			Year Ended December 31,			Year Ended December 31,
			Percent Change			Percent Change			Percent Change
	2007	2006		2007	2006		2006	2005
CCS/CCU rental revenues	$3,143	$2,824	11.3%	$12,089	$10,433	15.9%	$10,602	$8,432	25.7%
CCS/CCU operating expenses	1,066	1,244	(14.3)%	5,039	5,439	(7.4)%	5,440	5,478	(0.7)%
CCS/CCU net operating income	2,077	1,580	31.5%	7,050	4,994	41.2%	5,162	2,954	74.7%
Non CCS/CCU rental revenues	53,340	42,292	26.1%	194,226	160,560	21.0%	160,391	112,208	42.9%
Non CCS/CCU operating expenses	18,149	14,396	26.1%	68,031	56,804	19.8%	56,803	40,485	40.3%
Total rental revenues	56,483	45,116	25.2%	206,315	170,993	20.7%	170,993	120,640	41.7%
Total operating expenses	19,215	15,640	22.9%	73,070	62,243	17.4%	62,243	45,963	35.4%
CCS/CCU square foot occupancy as of quarter end	77.6%	74.1%		77.6%	74.1%		74.1%	69.9%
Properties included in CCS/CCU	14	14		14	14		14	14

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        The increase in revenues was primarily due to increased rental rates to new and existing tenants and increases in occupancy. The decrease in same-store operating expenses was due to a property tax adjustment from prior years.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

        The increase in same-store rental revenues was primarily due to increased rental rates to new and existing tenants and increases in occupancy.

CASH FLOWS (Dollars in thousands)

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        Cash flows provided by operating activities were $101,332 and $76,885 for the years ended December 31, 2007 and 2006, respectively. The increase in cash provided by operating activities was due to the addition through acquisition of new stabilized properties. In addition, the increase was also a result of the collection of receivables from affiliated joint ventures and related parties and the timing of payments of accounts payable and accrued expenses as a result of normal operations.

        Cash used in investing activities was $253,579 and $239,778 for the years ended December 31, 2007 and 2006, respectively. The increase in 2007 is primarily the result of the additional cash being used to fund acquisition and development activities.

        Cash provided by financing activities was $98,823 and $205,041 for the years ended December 31, 2007 and 2006, respectively. The decrease in 2007 was due to an increase in net borrowings and notes payable (net of principal payments) of $207,795 that was offset by a loan to a Preferred Unit holder of $100,000 in 2007. Additionally, net proceeds from share issuances of $194,474 were received in 2006 compared to $0 in 2007.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

        Cash flows provided by operating activities were $76,885 and $17,463 for the years ended December 31, 2006 and 2005, respectively. The increase in cash provided by operating activities was due to the addition of new stabilized properties including properties added as a result of the SUSA acquisition. In addition, the increase was also a result of the collection of receivables from affiliated joint ventures and related parties as a result of normal operations.

        Cash used in investing activities was $239,778 and $614,834 for the years ended December 31, 2006 and 2005, respectively. The decrease in 2006 is primarily the result of the $530,972 of cash paid in the acquisition of Storage USA in 2005 offset by the increase in the acquisition of other real estate assets in 2006 versus 2005.

        Cash provided by financing activities was $205,041 and $601,695 for the years ended December 31, 2006 and 2005, respectively. The decrease consisted primarily of additional borrowings in 2006 of $165,666 versus $808,936 in 2005, and net proceeds from share issuances of $194,474 in 2006 versus $271,537 in 2005. This was offset by repayments on borrowings of $98,866 in 2006, compared to $431,255 in 2005. In addition, the Company also paid $50,005 in dividends to common stockholders in 2006, compared to $34,585 in 2005.

2007 OPERATIONAL SUMMARY

        Our 2007 operating results were positive and reflected solid operating fundamentals and operational efficiency with increases in both revenues and net operating income. On a same-store basis, revenue increased 3.9% and NOI increased 5.3%. Same-store expense increases were minimal, with a year-on-year increase of a modest 1.3%. Revenue increases were driven mostly by rate growth to existing tenants, as year-end same-store occupancy decreased to 84.1% as compared to 85.1% the previous year.

        The markets of Chicago, Columbus, Dallas and Houston were top performers in year-on-year revenue growth at stabilized properties. The markets of San Francisco/Oakland and Detroit also realized solid year-on-year increases in revenues.

        Markets performing below the portfolio average in year-on-year revenue growth included Atlanta, Las Vegas, Sacramento and Phoenix. Properties in markets throughout Florida continue to perform below the portfolio average, though the occupancy began to stabilize during the three months ended December 31, 2007.

OUTLOOK

        Though the level of growth experienced in 2007 was less than in 2006, we continue to see strength in self-storage fundamentals in many of our core markets. We believe that the ability to increase revenues in 2008 over levels achieved in 2007 exists, as field surveys show low levels of new supply and our internal customer research indicates continued demand for the self-storage product type.

        We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. However, we believe that the quality and location of our property portfolio, our scale as the second largest operator of self storage, our revenue management systems, and experienced team give us the ability to perform well in various competitive and economic environments.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2007, we had approximately $17.4 million available in cash and cash equivalents. We intend to use this cash to purchase additional self-storage properties, to fund development and to fund operations in the first two quarters of 2008. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        At December 31, 2007, we had $24.5 million par value invested in ARS which are classified as available-for-sale investments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par. Our investments are in non-mortgage-backed ARS, are insured against loss of principal and interest and have credit ratings of AAA—AA. As a result of unsuccessful auctions, the interest rate is paid at LIBOR plus 125 or 150 basis points and the liquidity of these investments has been diminished. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash including our credit line, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business. Related to these failed auctions, we recorded a $1.2 million other-than-temporary impairment charge and a $1.4 million temporary impairment charge to reduce the value of our investment in ARS to an estimated fair value of $21.8 million.

        On October 19, 2007, we entered into a new $100.0 million revolving line of credit (the "Credit Line") that matures October 31, 2010. We intend to use the proceeds of the Credit Line for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios. The Credit Line is collateralized by mortgages on certain real estate assets. As of December 31, 2007, the Credit Line had $100.0 million of capacity based on the assets collateralizing the Credit Line. No amounts were outstanding on the Credit Line at December 31, 2007.

        On October 4, 2004, we entered into a reverse interest rate swap (the "Swap Agreement") with U.S. Bank National Association, relating to our existing $61.8 million fixed rate mortgage with Wachovia Bank, which is due in 2009. Pursuant to the Swap Agreement, we will receive fixed interest payments of 4.3% and pay variable interest payments based on the one-month LIBOR plus 0.7% on a notional amount of $61.8 million. There were no origination fees or other up front costs incurred by us in connection with the Swap Agreement.

        As of December 31, 2007, we had approximately $1.3 billion of debt, resulting in a debt to total capitalization ratio of 56.6%. As of December 31, 2007, the ratio of total fixed rate debt and other instruments to total debt was 90.5%. The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2007 was 5.1%.

        We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under our Credit Line.

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

CONTRACTUAL OBLIGATIONS (Dollars in thousands)

        The following table sets forth information on payments due by period at December 31, 2007:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$62,274	$5,444	$10,194	$8,099	$38,537
Notes payable, exchangeable senior notes and notes payable to trusts
Interest	638,677	67,357	104,832	81,869	384,619
Principal	1,319,771	43,498	415,012	83,324	777,937

Total contractual obligations	$2,020,722	$116,299	$530,038	$173,292	$1,201,093

        As of December 31, 2007, the weighted average interest rate for all fixed rate loans was 5.0%, and the weighted average interest rate on all variable rate loans was 5.9%.

FINANCING STRATEGY

        We will continue to employ leverage in our capital structure in amounts reviewed from time to time by our board of directors. Although our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, we will consider factors including but not limited to:

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

RECENT ACCOUNTING PRONOUNCEMENTS

        Emerging Issues Task Force ("EITF") Topic D-109, "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133" ("Topic D-109"), discussed at the March 15, 2007 EITF meeting, was effective at the beginning of the first fiscal quarter beginning after June 15, 2007. Topic D-109 provides the SEC staff's view as to how one must evaluate whether a preferred stock "host" contract is a debt host or an equity host. It states that the determination of the nature of the host contract for a hybrid financial instrument (that is, whether the nature of the host contract is more akin to debt or to equity) issued in the form of a share should be based on a consideration of economic characteristics and risks. The SEC staff believes that the consideration of the economic characteristics and risks of the host contract should be based on all the stated and implied substantive terms and features of the hybrid financial instrument. This may represent a change from the way these instruments were analyzed in the past.

        We elected to early adopt Topic D-109 which specifically relates to the issuance of Preferred OP Units in connection with the AAAAA Rent-A-Space acquisition that was completed during the quarter ended June 30, 2007.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" (the "FSP"). The FSP amends FAS 157 to delay the effective date for FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have not quantified the impact that the adoption of FAS 157 will have on our financial statements.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. We have not quantified the impact that the adoption of FAS 159 will have on our financial statements.

        In December 2007, the FASB issued revised Statement No. 141, "Business Combinations" ("FAS 141(R)"). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed. Generally, assets acquired and liabilities assumed in a transaction will be recorded at the acquisition-date fair value with limited exceptions. FAS 141(R) will also change the accounting treatment and disclosure for certain specific items in a business combination. FAS 141(R) applies proactively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We will assess the impact of FAS 141(R) if and when a future acquisition occurs. However, the application of FAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("FAS 160"). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of FAS 160 to have a material impact on our financial statements.

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

        As of December 31, 2007, we had approximately $1.3 billion in total debt of which $124.9 million was subject to variable interest rates (including the $61.8 million on which we have the reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $1.2 million annually.

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

        The fair value of fixed rate notes payable and notes payable to trusts at December 31, 2007 was $1.3 billion. The carrying value of these fixed rate notes payable at December 31, 2007 was $1.2 billion.

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

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. and subsidiaries ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as of January 1, 2006, in accordance with the guidance provided in Statements of Financial Accounting Standards No. 123(R) "Share-Based Payments."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 28, 2008

Extra Space Storage Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2007	December 31, 2006
Assets:
Real estate assets:
Net operating real estate assets	$1,791,377	$1,382,055
Real estate under development	49,945	35,336

Net real estate assets	1,841,322	1,417,391
Investments in real estate ventures	95,169	88,115
Cash and cash equivalents	17,377	70,801
Investments available-for-sale	21,812	—
Restricted cash	34,449	44,282
Receivables from related parties and affiliated real estate joint ventures	7,386	15,880
Other assets, net	36,560	33,356

Total assets	$2,054,075	$1,669,825

Liabilities, Minority Interests and Stockholders' Equity:
Notes payable	$950,181	$828,584
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	250,000	—
Line of credit	—	—
Accounts payable and accrued expenses	31,346	25,704
Other liabilities	18,055	17,234

Total liabilities	1,369,172	991,112

Commitments and contingencies
Minority interest represented by Preferred Operating Partnership units, net of $100,000 note receivable (Note 15)	30,041	—
Minority interest in Operating Partnership	35,135	34,841
Other minority interests	(194)	317
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 300,000,000 and 200,000,000 shares authorized and 65,784,274 and 64,167,098 shares issued and outstanding at December 31, 2007 and December 31, 2006 respectively	658	642
Paid-in capital	826,026	822,181
Other comprehensive deficit	(1,415)	—
Accumulated deficit	(205,348)	(179,268)

Total stockholders' equity	619,921	643,555

Total liabilities, minority interests and stockholders' equity	$2,054,075	$1,669,825

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2007	2006	2005
Revenues:
Property rental	$206,315	$170,993	$120,640
Management and franchise fees	20,598	20,883	10,650
Tenant insurance	11,049	4,318	1,882
Development fees	357	272	992
Other income	547	798	564

Total revenues	238,866	197,264	134,728

Expenses:
Property operations	73,070	62,243	45,963
Tenant insurance	4,710	2,328	1,023
Unrecovered development and acquisition costs	765	269	302
General and administrative	36,722	35,600	24,081
Depreciation and amortization	39,801	37,172	31,005

Total expenses	155,068	137,612	102,374

Income before interest, Preferred Operating Partnership, equity in earnings of real estate ventures, impairment and minority interests	83,798	59,652	32,354
Interest expense	(61,015)	(50,953)	(42,549)
Interest income	7,925	2,469	1,625
Interest income on note receivable from Preferred Unit holder	2,492	—	—
Equity in earnings of real estate ventures	5,300	4,693	3,170
Fair value adjustment of obligation associated with Preferred Operating Partnership units (Note 15)	1,054	—	—
Impairment of investments available-for-short	(1,233)	—	—
Minority interest—Operating Partnership	(2,508)	(985)	434
Minority interests—other	281	—	—

Net income (loss)	36,094	14,876	(4,966)

Fixed distribution paid to Preferred Operating Partnership unit holder (Note 15)	(1,510)	—	—

Net income (loss) attributable to common stockholders	$34,584	$14,876	$(4,966)

Net income (loss) per common share
Basic	$0.53	$0.27	$(0.14)
Diluted	$0.53	$0.27	$(0.14)
Weighted average number of shares
Basic	64,688,741	54,998,935	35,481,538
Diluted	70,503,668	59,291,749	35,481,538
Cash dividends paid per common share	$0.93	$0.91	$0.91

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Deficit
			Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2004	31,169,950	$312	$347,883	$—	$(104,588)	$—	$243,607
Issuance of common stock, net of offering costs	20,000,000	200	271,337	—	—	—	271,537
Conversion of Operating Partnership units to common stock	400,000	4	3,923	—	—	—	3,927
Issuance of common stock upon the exercise of options	5,845	—	7	—	—	—	7
Restricted stock grants issued	190,000	2	2,973	(2,975)	—	—	—
Amortization of deferred stock compensation	—	—	—	601	—	—	601
Net loss	—	—	—	—	(4,966)	—	(4,966)
Dividends paid on common stock at $0.91 per share	—	—	—	—	(34,585)	—	(34,585)

Balances at December 31, 2005	51,765,795	518	626,123	(2,374)	(144,139)	—	480,128
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(2,374)	2,374	—	—	—
Issuance of common stock, net of offering costs	12,075,000	121	194,780	—	—	—	194,901
Issuance of common stock upon the exercise of options	98,003	1	545	—	—	—	546
Issuance of common stock to board members	12,000	—	—	—	—	—	—
Restricted stock grants issued	49,800	—	—	—	—	—	—
Restricted stock grants cancelled	(33,500)	—	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	1,725	—	—	—	1,725
Conversion of Operating Partnership units to common stock	200,000	2	1,809	—	—	—	1,811
Other adjustments	—	—	(427)	—	—	—	(427)
Net income	—	—	—	—	14,876	—	14,876
Dividends paid on common stock at $0.91 per share	—	—	—	—	(50,005)	—	(50,005)

Balances at December 31, 2006	64,167,098	642	822,181	—	(179,268)	—	643,555
Issuance of common stock upon the exercise of options	126,801	1	1,720	—	—	—	1,721
Restricted stock grants issued	120,729	1	—	—	—	—	1
Restricted stock grants cancelled	(3,082)	—	—	—	—	—	—
Conversion of Contingent Conversion Shares to common stock	1,372,728	14	—	—	—	—	14
Compensation expense related to stock-based awards	—	—	2,125	—	—	—	2,125
Fixed distribution paid to Preferred Operating Partnership unit holder	—	—	—	—	(1,510)	—	(1,510)
Change in fair value of auction rate securities	—	—	—	—	—	(1,415)	(1,415)
Net income	—	—	—	—	36,094	—	36,094
Dividends paid on common stock at $0.93 per share	—	—	—	—	(60,664)	—	(60,664)

Balances at December 31, 2007	65,784,274	$658	$826,026	$—	$(205,348)	$(1,415)	$619,921

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$36,094	$14,876	$(4,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,801	37,172	31,005
Amortization of deferred stock compensation	—	—	601
Amortization of deferred financing costs	3,309	2,365	2,692
Fair value adjustment of obligation associated with Preferred Operating Partnership units (Note 15)	(1,054)	—	—
Impairment of investments available-for-sale	1,233	—	—
Stock compensation expense	2,125	1,725	—
Gain (loss) allocated to minority interests	2,227	985	(434)
Distributions from operations of real estate ventures in excess of earnings	3,946	5,559	6,356
Changes in operating assets and liabilities:
Receivables from related parties	5,905	7,803	(18,691)
Other assets	4,589	3,029	(1,129)
Accounts payable and accrued expenses	5,642	(2,421)	2,309
Other liabilities	(2,485)	5,792	(280)

Net cash provided by operating activities	101,332	76,885	17,463

Cash flows from investing activities:
Acquisition of real estate assets	(183,690)	(174,305)	(79,227)
Investments in trust preferred securities	—	—	(3,590)
Acquisition of Storage USA	—	—	(530,972)
Development and construction of real estate assets	(45,636)	(34,782)	(20,204)
Proceeds from sale of real estate assets	1,999	728	—
Investments in real estate ventures	(10,838)	(5,660)	(395)
Return of capital distributions of real estate ventures	284	—	—
Net purchases of investments available-for-sale	(24,460)	—	—
Change in restricted cash	9,833	(25,876)	(4,110)
Principal payments received on notes receivable	—	1,811	25,938
Purchase of equipment and fixtures	(1,071)	(1,694)	(2,274)

Net cash used in investing activities	(253,579)	(239,778)	(614,834)

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Proceeds from exchangeable senior notes	250,000	—	—
Proceeds from notes payable, notes payable to trusts and line of credit	56,759	165,666	808,936
Principal payments on notes payable and line of credit	(32,164)	(98,866)	(431,255)
Deferred financing costs	(8,867)	(3,393)	(9,267)
Loan to Preferred OP unit holder	(100,000)	—	—
Minority interest investments	—	92	225
Redemption of Operating Partnership units held by minority interest	(874)	—	(895)
Proceeds from issuance of common shares, net	—	194,474	271,537
Net proceeds from exercise of stock options	1,721	546	7
Dividends paid on common stock	(60,664)	(50,005)	(34,585)
Distributions to Operating Partnership units held by minority interest	(7,088)	(3,473)	(3,008)

Net cash provided by financing activities	98,823	205,041	601,695

Net increase (decrease) in cash and cash equivalents	(53,424)	42,148	4,324
Cash and cash equivalents, beginning of the period	70,801	28,653	24,329

Cash and cash equivalents, end of the period	$17,377	$70,801	$28,653

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$55,132	$47,683	$37,465
Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets acquired (including intangible assets)	$231,037	$27,091	$54,761
Notes payable assumed	(95,202)	(10,878)	(10,260)
Notes receivable	—	(10,298)	(21,680)
Preferred Operating Partnership units issued as consideration	(131,499)	—	—
Investment in real estate ventures	(502)	(2,785)	—
Minority interest in Operating Partnership	(3,834)	(3,130)	(22,821)
Conversion of Operating Parntership Units held by minority interests for common stock	—	1,811	3,927
Restricted stock grants to employees	—	—	2,975
Temporary impairment of investments available-for-sale	(1,415)	—	—

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2007

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

        The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2007, the Company had direct and indirect equity interests in 606 storage facilities located in 33 states, and Washington, D.C. In addition, the Company managed 45 properties for franchisees or third parties bringing the total number of properties which it owns and/or manages to 651.

        The Company operates in two distinct segments: (1) property management, acquisition and development; and (2) rental operations. The Company's property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.

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

        In connection with the Offering, the existing holders of Class A, Class B, Class C and Class E Units in the Predecessor exchanged these units for an aggregate of 7,939,950 shares of common stock, 1,608,437 Operating Partnership ("OP") units, 3,888,843 contingent conversion shares ("CCSs"), 200,046 contingent conversion units ("CCUs") and $18,885 in cash. As a result of this exchange, the Predecessor became a wholly-owned subsidiary of the Operating Partnership. As of December 31, 2007, the Operating Partnership was a 92.88% subsidiary of the Company. The transaction did not result in a change in the carrying value of the Predecessor's assets and liabilities because the exchange was accounted for at historical cost as a transfer of assets between companies under common control.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Assets

        Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. Capitalized interest during the years ended December 31, 2007, 2006 and 2005 was $4,380, $3,232, and $460, respectively.

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

        In connection with the Company's acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values. The Company measures the value of tenant relationships based on the Company's experience with turnover in its facilities. The Company amortizes to expense the tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated to be 18 months).

        Intangible lease rights represent: (1) purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases; these rights are amortized to expense over the life of the leases; and (2) intangibles related to ground leases on four properties that were acquired in 2007. These ground leases were assumed by the Company at rates that were lower and/or higher than the current market rates for similar leases. The value associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

Evaluation of Asset Impairment

        Long lived assets held for use are evaluated by the Company for impairment when events or circumstances indicate that there may be an impairment. When such an event occurs, the Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. Management has determined no property was impaired and no impairment charges have been recognized for the years ended December 31, 2007, 2006 and 2005.

        When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified for sale is less than the net carrying value of the assets, then a valuation allowance is established. The operations of assets held for

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sale or sold during the period are presented as discontinued operations for all periods presented. Management has determined no property was held for sale at December 31, 2007.

Investments in Real Estate Ventures

        The Company's investments in real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements.

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

        Management assesses whether there are any indicators that the value of the Company's investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management's estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2007, 2006 and 2005.

Cash and Cash Equivalents

        The Company's cash is deposited with financial institutions located throughout the United States of America and at times may exceed federally insured limits. The Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.

Investments Available-for-Sale

        The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as "available-for-sale" to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income. A decline in the fair value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company classifies its investments in auction rate securities as investments available-for-sale in the accompanying balance sheet. These investments are carried at fair value with temporary unrealized gains and losses

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

included in accumulated other comprehensive deficit. The estimation process for fair valuing the investments included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods.

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

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, investments available-for-sale, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and other liabilities reflected in the consolidated balance sheets at December 31, 2007 and 2006 approximate fair value. The fair value of fixed rate notes payable and notes payable to trusts at December 31, 2007 and 2006 was $1.3 billion and $836.0 million, respectively. The carrying value of these fixed rate notes payable and notes payable to trusts at December 31, 2007 and 2006 was $1.2 billion and $863.0 million, respectively.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risk Management And Use Of Financial Instruments

        In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the value of properties held by the Company. As disclosed in Note 9, the Company has entered into a Swap Agreement to manage a portion of its interest rate risk.

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

Revenue and Expense Recognition

        Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized in income when earned. Management and franchise fee revenues are recognized monthly as services are performed and in accordance with the terms of the management agreements. Tenant insurance premiums are recognized as revenues over the period of insurance coverage. Development and acquisition fee revenues are recognized as development costs are incurred. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

        Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

Real Estate Sales

        The Company evaluates real estate sales for both sale recognition and profit recognition in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        The Company incurs advertising costs primarily attributable to directory, direct mail, internet and other advertising. Direct response advertising costs are deferred and amortized over the expected benefit period determined to be 12 months. All other advertising costs are expensed as incurred. The Company recognized $5,047, $4,960, and $4,374 in advertising expense for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in the Company's property operations expense in the consolidated statements of operations. For the year ended December 31, 2007, 32% (unaudited) of all distributions to stockholders qualify as a return of capital.

        The Company has elected to treat one of its existing corporate subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company accounts for income taxes in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. There were no material deferred tax assets or liabilities as of December 31, 2007 or 2006, and no material income tax provisions for the years ended December 31, 2007, 2006 or 2005.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, there were no material unrecognized tax benefits. At December 31, 2007, there were no material unrecognized tax benefits.

        Interest and penalties related to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2007, the Company had no interest and penalties related to uncertain tax positions.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share- based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The forfeiture rate, which is estimated at a weighted average of 20.65% of unvested options outstanding as of December 31, 2007, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

        Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company's stock options provided the option exercise price was established at 100% of the common stock fair value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of restricted common stock granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Net Income (Loss) Per Share

        Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings (loss) per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares ("CCS"), Contingent Conversion Units ("CCU"), exchangeable Series A Participating Redeemable Preferred Operating Partnership units ("Preferred OP units") and exchangeable Operating Partnership units ("OP units")) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income or loss is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's Operating Partnership has $250.0 million of exchangeable senior notes issued and outstanding that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company's common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company's common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at December 31, 2007, and could change over time as described in the indenture. The price of the Company's common stock did not exceed 130% of the exchange price for the specified period of time during the fourth quarter of 2007, therefore holders of the exchangeable senior notes may not elect to convert them during the first quarter of 2008.

        The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FAS 128, "Earnings Per Share," (FAS 128) requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company's calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at December 31, 2007 because there was no excess over the accreted principal for the period.

        For the purposes of computing the diluted impact on earnings per share of the potential conversion of Preferred OP units into common shares, where the Company has the option to redeem in cash or shares as discussed in Note 15 and where the Company has stated the positive intent and ability to settle at least $115.0 million of the instrument in cash (or net settle a portion of the Preferred OP units against the related outstanding note receivable), only the amount of the instrument in excess of $115.0 million is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by paragraph 29 of FAS 128.

        For the years ended December 31, 2007, 2006, and 2005 options to purchase 287,240, 24,273 and 3,032,398 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of net income (loss) per share is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Net income (loss) attributable to common stockholders	$34,584	$14,876	$(4,966)
Add:
Income allocated to minority interest—Preferred and Common Operating Partnership	2,508	985	—

Net income (loss) for diluted computations	$37,092	$15,861	$(4,966)

Weighted average common shares oustanding:
Average number of common shares outstanding—basic	64,688,741	54,998,935	35,481,538
Operating Partnership units	4,050,588	3,799,442	—
Preferred Operating Partnership units	989,980	—	—
Dilutive stock options, restricted stock and CCS/CCU conversions	774,359	493,372	—

Average number of common shares outstanding—diluted	70,503,668	59,291,749	35,481,538
Net income (loss) per common share
Basic	$0.53	$0.27	$(0.14)
Diluted	$0.53	$0.27	$(0.14)

Recently Issued Accounting Standards

        Emerging Issues Task Force ("EITF") Topic D-109, "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133" ("Topic D-109"), discussed at the March 15, 2007 EITF meeting, was effective at the beginning of the first fiscal quarter beginning after June 15, 2007. Topic D-109 provides the SEC staff's view as to how one must evaluate whether a preferred stock "host" contract is a debt host or an equity host. It states that the determination of the nature of the host contract for a hybrid financial instrument (that is, whether the nature of the host contract is more akin to debt or to equity) issued in the form of a share should be based on a consideration of economic characteristics and risks. The SEC staff believes that the consideration of the economic characteristics and risks of the host contract should be based on all the stated and implied substantive terms and features of the hybrid financial instrument. This may represent a change from the way these instruments were analyzed in the past.

        The Company elected to early adopt Topic D-109 which specifically relates to the issuance of Preferred OP Units in connection with AAAAA Rent-A-Space acquisition that was completed during the quarter ended June 30, 2007.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" (the "FSP"). The FSP amends FAS 157 to delay the effective date for FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has not quantified the impact that the adoption of FAS 157 will have on its financial statements.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not quantified the impact that the adoption of FAS 159 will have on its financial statements.

        In December 2007, the FASB issued revised Statement No. 141, "Business Combinations" ("FAS 141(R)"). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed. Generally, assets acquired and liabilities assumed in a transaction will be recorded at the acquisition-date fair value with limited exceptions. FAS 141(R) will also change the accounting treatment and disclosure for certain specific items in a business combination. FAS 141(R) applies proactively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company will assess the impact of FAS 141(R) if and when a future acquisition occurs. However, the application of FAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("FAS 160"). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently expect the adoption of FAS 160 to have a material impact on its financial statements.

Reclassifications

        Certain amounts in the 2006 and 2005 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income (loss) or accumulated deficit.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

3. REAL ESTATE ASSETS

        Real estate assets at December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007	December 31, 2006
Land	$464,624	$361,569
Buildings and improvements	1,420,235	1,085,269
Intangible assets—tenant relationships	32,173	25,436
Intangible lease rights	6,150	3,400

	1,923,182	1,475,674
Less: accumulated depreciation and amortization	(131,805)	(93,619)

Net operating real estate assets	1,791,377	1,382,055
Real estate under development	49,945	35,336

Net real estate assets	$1,841,322	$1,417,391

        The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant utilizes the facility (18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $4,250 and $8,371 for 2007 and 2006, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 10 to 54 years.

4. BUSINESS ACQUISITION

        To expand its business, on July 14, 2005, the Company, through its subsidiary Extra Space Storage LLC ("ESS LLC") and the Operating Partnership, closed the acquisition of various entities that collectively comprise the Storage USA ("SUSA") self-storage business pursuant to the Purchase and Sale Agreement (the "Agreement"), dated May 5, 2005, between ESS LLC, the Operating Partnership, Security Capital Self Storage Incorporated, a Delaware corporation, PRISA Self Storage LLC, a Delaware limited liability company ("PRISA"), PRISA II Self Storage LLC, a Delaware limited liability company ("PRISA II"), PRISA III Self Storage LLC, a Delaware limited liability company ("PRISA III"), VRS Self Storage LLC, a Delaware limited liability company ("VRS"), WCOT Self Storage LLC, a Delaware limited liability company ("WCOT"), and the Prudential Insurance Company of America, a New Jersey corporation (together with its affiliates, "Prudential"). The total purchase price of the acquisition was $2.3 billion, including amounts paid by the Company and Prudential.

        In connection with the transaction, 259 self-storage properties were acquired by five separate limited liability companies owned by five subsidiaries of the Company (each, a "Company Sub") and Prudential. The limited liability company agreements govern the rights and responsibilities of each such limited liability company. In addition, the Company acquired 61 wholly-owned self storage properties, SUSA's equity interest in joint ventures which collectively owned 78 properties, acquired $37.7 million of notes receivable due from franchisees and assumed the management of 60 franchises and third party owned properties for a purchase price of $585.7 million.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

4. BUSINESS ACQUISITION (Continued)

        The Company's total purchase cost for SUSA of approximately $585.7 million consisted of the following:

Cash	$530,972
Operating Partnership units issued (1,470,149 units)	22,821
Liabilities assumed	31,940

Total purchase price	$585,733

        The total purchase price for the acquisition of SUSA has been allocated to tangible and intangible assets and liabilities based on their estimated fair values. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Other tangible assets and liabilities and intangible assets, which represent the value of existing tenant relationships, are recorded at their estimated fair value. The following table summarizes the fair values of the assets acquired and liabilities assumed:

Tangible assets:
Land	$86,234
Building	342,634
Intangibles assets:
Tenant relationships	9,009
Investment in real estate ventures	90,677
Other assets and liabilities, net	57,179

Total assets acquired	$585,733

        The results of operations from this acquisition are reflected in the Company's 2007 and 2006 financial statements. The following table reflects the results of the Company's operations on a pro forma basis as if the SUSA acquisition had been completed on January 1, 2004. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2004, nor is it necessarily indicative of future operating results.

	Years ending December 31,
	2005	2004
Revenues	$176,591	$137,808
Net loss	$(5,582)	$(25,694)
Loss per share	$(0.16)	$(1.68)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

5. PROPERTY ACQUISITIONS

        The following table shows the Company's acquisition of operating properties for the years ended December 31, 2007 and 2006 and does not include purchases of raw land or improvements made to existing assets:

Property Location(s)	Number of Properties	Date of Acquisition	Total Consideration	Cash Paid	Loans Receivable Settled	Loan Assumed	Net Liabilities / (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Source of Acquisition	Notes
Massachusetts(1), California(2), Connecticut(1)	4	12/31/2007	$40,674	$15,311	$—	$24,482	$881	$—	—	Related Party	(1)
New York	1	12/19/2007	2,926	1,240	—	1,765	(79)	—	—	Unrelated third party
Texas	1	12/14/2007	6,122	5,964	—	—	158	—	—	Unrelated third party
Florida	1	11/20/2007	12,115	4,887	—	7,400	(172)	—	—	Unrelated franchisee
California	1	10/4/2007	10,805	3,675	—	7,205	(75)	—	—	Unrelated third party
Alabama(1), Colorado(1), Indiana(1), Missouri(3), New Mexico(1)	7	8/31/2007	36,510	13,558	—	23,340	(388)	—	—	Affiliated joint venture	(2)
Maryland	1	8/31/2007	10,471	10,418	—	—	53	—	—	Affiliated joint venture	(3)
California	1	8/1/2007	14,686	4,915	—	—	5	9,766	80,905	Unrelated third party
California	1	6/26/2007	11,216	196	—	2,822	1	8,197	61,398	Unrelated third party
California(6) & Hawaii(2)	8	6/25/2007	126,623	11,154	—	—	1,933	113,536	847,677	Unrelated third party
Georgia	3	6/14/2007	13,693	13,594	—	—	99	—	—	Unrelated franchisee
California	1	6/14/2007	18,703	867	—	14,062	(60)	3,834	218,693	Unrelated third party
Maryland	1	6/6/2007	14,942	8,128	—	6,834	(20)	—	—	Unrelated third party
California	1	6/1/2007	4,020	4,036	—	—	(16)	—	—	Unrelated third party
Florida	1	5/31/2007	8,975	8,882	—	—	93	—	—	Unrelated third party
California	1	5/24/2007	5,585	5,575	—	—	10	—	—	Unrelated third party
Maryland	1	4/17/2007	12,670	5,428	—	7,292	(50)	—	—	Unrelated third party
Florida	1	3/27/2007	6,320	6,257	—	—	63	—	—	Unrelated franchisee
Maryland	1	1/11/2007	14,334	14,348	—	—	(14)	—	—	Unrelated franchisee
Tennessee	1	1/5/2007	3,684	3,672	—	—	12	—	—	Unrelated franchisee
Arizona	1	1/2/2007	4,361	4,527	—	—	(166)	—	—	Affiliated joint venture	(2)
Florida(1) and Texas(3)	4	11/21/2006	22,928	22,507	—	—	421	—	—	Unrelated third party
New Jersey	1	11/2/2006	13,338	13,129	—		209			Unrelated third party
Colorado	1	9/1/2006	5,419	5,360	—	—	59	—	—	Unrelated third party
Maryland	1	9/1/2006	16,340	13,094	—	—	116	3,130	182,828	Unrelated franchisee
Texas	1	8/10/2006	3,764	3,715	—	—	49	—	—	Unrelated third party
Georgia	1	8/8/2006	5,137	2,123	—	2,952	62	—	—	Unrelated franchisee
California	1	7/28/2006	7,260	7,260	—	—	—	—	—	Unrelated third party
Arizona	1	6/30/2006	4,100	4,100	—	—	—	—	—	Unrelated third party
Texas	1	5/4/2006	14,521	14,521	—	—	—	—	—	Unrelated franchisee
California	1	5/1/2006	12,500	12,403	—	—	97	—	—	Related Party	(4)
Kansas(1), Tennessee(1), and Texas(3)	5	4/12/2006	21,584	3,020	10,298	7,926	340	—	—	Related joint venture	(2)
Pennsylvania	1	3/30/2006	3,814	3,814	—	—	—	—	—	Unrelated third party
Washington	3	2/15/2006	17,866	17,866	—	—	—	—	—	Unrelated third party
Georgia	1	1/17/2006	5,148	5,148	—	—	—	—	—	Unrelated franchisee
Florida	1	1/13/2006	8,003	8,003	—	—	—	—	—	Unrelated franchisee
Florida	1	1/6/2006	5,414	5,414	—	—	—	—	—	Unrelated franchisee

Total	64		$546,571	$288,109	$10,298	$106,080	$3,621	$138,463	1,391,501

Notes:

(1)
These properties were purchased from a related party that was owned by certain members of the Company's management team and a director. The independent members of the Company's board of directors approved this acquisition. The four properties include the purchase of one consolidated joint venture interest.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

5. PROPERTY ACQUISITIONS (Continued)

(2)
These properties were purchased from a joint venture entity in which the Company held partnership interests. The joint venture was dissolved and proceeds were distributed to joint venture partners. No gain or loss was recognized on these transactions.

(3)
This property was purchased from a joint venture entity in which the Company holds a partnership interest. The joint venture remained in place and proceeds were distributed to the joint venture partner. No gain or loss was recognized on this transaction.

(4)
This property was purchased from a related party that was owned by certain members of the Company's management team and a director. The independent members of the Company's board of directors approved this acquisition.

6. INVESTMENTS IN REAL ESTATE VENTURES

        Investments in real estate ventures at December 31, 2007 and 2006 consist of the following:

			Investment balance at
	Excess Profit Participation %	Equity Ownership %	December 31, 2007	December 31, 2006
Extra Space West One LLC ("ESW")	40%	5%	$1,804	$1,918
Extra Space West Two LLC ("ESW II")	40%	5%	5,019	—
Extra Space Northern Properties Six, LLC ("ESNPS")	35%	10%	1,642	1,757
PRISA Self Storage LLC ("PRISA")	17%	2%	12,732	13,393
PRISA II Self Storage LLC ("PRISA II")	17%	2%	10,608	10,821
PRISA III Self Storage LLC ("PRISA III")	20%	5%	4,405	4,534
VRS Self Storage LLC ("VRS")	20%	5%	4,515	4,547
WCOT Self Storage LLC ("WCOT")	20%	5%	5,211	5,287
Storage Portfolio I, LLC ("SP I")	40%	25%	18,567	19,260
Storage Portfolio Bravo II ("SPB II")	25-45%	20%	14,785	15,264
U-Storage de Mexico S.A. and related entities ("U-Storage")	35-40%	35-40%	4,891	—
Other minority owned properties	10-50%	10-50%	10,990	11,334

			$95,169	$88,115

        In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

        On March 1, 2007, the Company acquired a 39.5% interest in U-Storage de Mexico S.A., an existing Mexican corporation ("U-Storage"), which currently manages, develops, owns and operates self storage facilities in Mexico. Kenneth T. Woolley, a former Senior Vice President of the Company and son of Kenneth M. Woolley, the CEO of the Company, also acquired a 0.5% interest in U-Storage.

        On December 31, 2007, the Company acquired from Extra Space Development ("ESD"), a related party owned by certain members of management and a director, its ownership interest in three joint

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

6. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

ventures: Extra Space of Elk Grove LLC (70% ownership interest, a consolidated joint venture), Extra Space West Two LLC (5% ownership interest) and Storage Associates Holdco LLC (10% ownership interest.) The excess profit participation is 10-50% for each joint venture. In addition to the joint venture interests, three wholly-owned properties were purchased. For a complete description of the transaction with ESD, see Note 14.

        Equity in earnings of real estate ventures for the years ended December 31, 2007, 2006, and 2005 consists of the following:

	For the Year Ended December 31,
	2007	2006	2005
Equity in earnings of ESW	$1,490	$1,351	$1,171
Equity in earnings of ESW II	—	—	—
Equity in earnings of ESNPS	206	166	135
Equity in earnings of PRISA	716	528	265
Equity in earnings of PRISA II	574	448	210
Equity in earnings of PRISA III	316	124	70
Equity in earnings of VRS	265	158	79
Equity in earnings of WCOT	308	151	68
Equity in earnings of SP I	1,099	949	413
Equity in earnings of SPB II	776	786	319
Equity in earnings (losses) of U-Storage	(301)	—	—
Equity in earnings (losses) of other minority owned properties	(149)	32	440

	$5,300	$4,693	$3,170

        Equity in earnings of SP I and SPB II includes the amortization of the Company's excess purchase price of approximately $22 million of these equity investments over its original basis. The excess basis is amortized over 40 years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

6. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Combined, condensed unaudited financial information of ESW, ESW II, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, SP I and SPB II as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005, follows:

	December 31,
Balance Sheets:	2007	2006
Assets:
Net real estate assets	$2,076,477	$2,142,970
Other	48,659	53,140

	$2,125,136	$2,196,110

Liabilities and members' equity:
Borrowings	$542,790	$522,790
Other liabilities	41,696	52,776
Members' equity	1,540,650	1,620,544

	$2,125,136	$2,196,110

	For the Year ended December 31,
Statements of Income:	2007	2006	2005
Rents and other income	$294,395	$282,212	$157,558
Expenses	195,776	210,222	99,211

Net income	$98,619	$71,990	$58,347

        Information (unaudited) related to the real estate ventures' debt at December 31, 2007 is set forth below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Fixed	$16,650	4.59%	July 2010
ESW II—Fixed	20,000	5.48%	March 2012
ESNPS—Fixed	34,500	5.27%	June 2015
PRISA III—Fixed	145,000	4.97%	August 2012
VRS—Fixed	52,100	4.76%	August 2012
WCOT—Fixed	92,140	4.76%	August 2012
SPB II—Fixed	67,400	4.83%	July 2009
SP I—Fixed	115,000	4.62%	April 2011
Other	80,403	various	various

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

7. INVESTMENTS AVAILABLE-FOR-SALE

        The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as "available-for-sale" to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income. A decline in the market value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At December 31, 2007, the Company had $24,460 par value invested in non mortgage-backed auction rate securities ("ARS"), which are classified as available-for-sale investments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par.

        The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating the holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company still holds these auction rate securities and is receiving interest at a higher rate than similar securities for which auctions have cleared. These investments are insured against loss of principal and interest and have credit ratings of AAA—AA. The Company is uncertain as to when the liquidity issues relating to these investments will improve. Related to these failed auctions, the Company recorded a $1,233 other-than-temporary impairment charge and a $1,415 temporary impairment charge to reduce the value of the investment in ARS to an estimated fair value of $21,812.

        The carrying value of the Company's investments in ARS as of December 31, 2007 represents the Company's best estimate of the fair value of these investments based on currently available information. For example, the estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, the Company may be able to recover an amount greater than the carrying value of the ARS as of December 31, 2007, which would result in a gain. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in ARS through additional impairment charges. An estimate of these future losses or gains cannot be made by the Company at this time.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

8. OTHER ASSETS

        Other assets at December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007	December 31, 2006
Equipment and fixtures	$11,899	$11,083
Less: accumulated depreciation	(8,364)	(6,564)
Deferred financing costs, net	15,534	10,511
Prepaid expenses and deposits	5,162	5,139
Accounts receivable, net	8,516	9,373
Investments in Trusts	3,590	3,590
Other	223	224

	$36,560	$33,356

9. NOTES PAYABLE

        Notes payable at December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007	December 31, 2006
Fixed Rate
Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 8.33%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 21, 2009 and January 1, 2023.	$825,326	$743,511
Variable Rate
Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates are between LIBOR plus 0.65% (5.25% and 6.01% at December 31, 2007 and December 31, 2006, respectively) and LIBOR plus 2.50% (7.10% and 7.36% at December 31, 2007 and December 31, 2006, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between July 9, 2008 and March 1, 2011.	124,855	85,073

	$950,181	$828,584

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

9. NOTES PAYABLE (Continued)

        The following table summarizes the scheduled maturities of notes payable at December 31, 2007:

1/1/08-12/31/08	$39,985
1/1/09-12/31/09	301,612
1/1/10-12/31/10	113,400
1/1/11-12/31/11	72,044
1/1/12-12/31/12	11,280
Thereafter	412,860

$950,181

        Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at December 31, 2007.

        In October 2004, the Company entered into a reverse interest rate swap agreement ("Swap Agreement") to float $61,770 of 4.30% fixed interest rate secured notes due in June 2009. Under this Swap Agreement, the Company will receie interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.655%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement is a fair value hedge, as defined by SFAS No. 133, and the fair value of the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly variable interest payments are recognized as an increase or decrease in interest expense.

        The estimated fair value of the Swap Agreement at December 31, 2007 and 2006 was reflected as an other liability of $125 and $1,925, respectively. For the years ended December 31, 2007 and 2006 interest expense was increased by $1,032 and $802, respectively, as a result of the Swap Agreement. For the year ended December 31, 2005, interest expense was reduced by $70 as a result of the Swap Agreement.

        On August 31, 2007, as part of the acquisition of our partner's joint venture interest in seven properties, the Company assumed an interest rate cap agreement related to the assumption of the loan on these properties. The Company has designated the interest rate cap agreement as a cash flow hedge of the interest payments resulting from an increase in the interest rate above the rates designated in the interest rate cap agreement. The interest rate cap agreement will allow increases in interest payments based on an increase in the LIBOR rate above the capped rates (5.19% from 1/1/07 to 12/31/07 and 5.48% from 1/1/08 to 12/31/08) on $23,340 of floating rate debt to be offset by the value of the interest rate cap agreement. The value of the estimated fair value of the interest rate cap at December 31, 2007, was not material and no asset or liability was recorded.

10. NOTES PAYABLE TO TRUSTS

        During July 2005, ESS Statutory Trust III (the "Trust III"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40.0 million of preferred securities which mature on July 31, 2035. In addition, the Trust III issued

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

10. NOTES PAYABLE TO TRUSTS (Continued)

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

        During April 2005, ESS Statutory Trust I (the "Trust"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35.0 million of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1.1 million. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36.1 million were loaned in the form of a note to the Operating Partnership (the "Note"). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

        Under FIN 46R, Trust, Trust II and Trust III are VIEs that are not consolidated because the Company is not the primary beneficiary. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II, and Trust III by the Company.

11. EXCHANGEABLE SENIOR NOTES

        On March 27, 2007, our Operating Partnership issued $250.0 million of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the "Notes"). Costs incurred to issue the Notes were approximately $5.7 million. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term of the Notes, and are included in other assets, net in the Consolidated Balance Sheet as of December 31, 2007. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning October 1, 2007 until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

11. EXCHANGEABLE SENIOR NOTES (Continued)

provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 42.6491 shares per $1,000 principal amount of Notes at the option of the Operating Partnership.

        The Operating Partnership may redeem the Notes at any time to preserve the Company's status as a REIT. In addition, on or after April 5, 2012, the Operating Partnership may redeem the Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to holders of the Notes.

        The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes for cash, in whole or in part, on each of April 1, 2012, April 1, 2017 and April 1, 2022, and upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Certain events are considered "Events of Default," as defined in the indenture governing the Notes, which may result in the accelerated maturity of the Notes.

        The Company has considered whether the exchange settlement feature represents an embedded derivative within the debt instrument under the guidance of FAS 133: "Accounting for Derivative Instruments and Hedging Activities," EITF 90-19: "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion," and EITF 01-6: "The Meaning of "Indexed to a Company's Own Stock"" that would require bifurcation (i.e., separate accounting). The Company has concluded that the exchange settlement feature has satisfied the exemption in SFAS 133 because it is indexed to the Company's own common stock and would otherwise be classified in stockholders equity, among other considerations. Accordingly, the Notes are presented as a single debt instrument (often referred to as "Instrument C" in EITF 90-19) in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" due to the inseparability of the debt and the conversion feature.

12. LINE OF CREDIT

        The Company, as guarantor, and its Operating Partnership entered into a $100.0 million revolving line of credit in September 2004, which included a $10.0 million swing line sub facility (the "Credit Facility"). The Credit Facility had an interest rate of 175 basis points over LIBOR (6.87% and 7.10% at December 31, 2007 and December 31, 2006, respectively), and was collateralized by mortgages on certain real estate assets. No amounts were outstanding on the line of credit at December 31, 2006 and 2005. The Credit Facility expired in September 2007 and was not renewed.

        On October 19, 2007, the Company entered into a new $100.0 million revolving line of credit (the "Credit Line") that matures October 31, 2010. The Company intends to use the proceeds of the Credit Line for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company. The Credit Line is collateralized by mortgages on certain real estate assets. As of December 31, 2007, the Credit Line had $100.0 million of capacity based on the assets collateralizing the Credit Line. No amounts were outstanding on the Credit Line at December 31, 2007. The Company is subject to certain restrictive

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

12. LINE OF CREDIT (Continued)

covenants relating to the line of credit. The Company was in compliance with all covenants at December 31, 2007.

13. OTHER LIABILITIES

        Other liabilities at December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007	December 31, 2006
Deferred rental income	$11,805	$9,224
Security deposits	383	291
SUSA lease obligation liability	2,592	2,838
Fair value of interest rate swap	125	1,925
Other miscellaneous liabilities	3,150	2,956

	$18,055	$17,234

        As a result of the acquisition of SUSA in 2005, the Company recorded restructuring liabilities of $4,638 relating to the assumption of a lease for a facility that will no longer be used in the Company's operations.

        The following table sets forth the restructuring activity during the year ended December 31, 2007:

	Accrued restructuring liabilities at December 31, 2006	Cash Paid	Accrued restructuring liabilities at December 31, 2007
Facility exit costs	2,838	(246)	2,592

Allocated to:
Continuing operations	$2,838	$(246)	$2,592

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

14. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        Management fee revenues for related party and affiliated real estate joint ventures are summarized as follows:

		For the Year ended December 31,
Entity
	Type	2007	2006	2005
ESW	Affiliated real estate joint ventures	$436	$413	$374
ESNPS	Affiliated real estate joint ventures	444	422	397
PRISA	Affiliated real estate joint ventures	5,132	5,057	2,391
PRISA II	Affiliated real estate joint ventures	4,184	4,081	1,913
PRISA III	Affiliated real estate joint ventures	1,862	1,843	871
VRS	Affiliated real estate joint ventures	1,151	1,118	514
WCOT	Affiliated real estate joint ventures	1,539	1,464	688
SP I	Affiliated real estate joint ventures	1,264	1,221	548
SPB II	Affiliated real estate joint ventures	1,026	1,032	477
Extra Space Development ("ESD")	Related party	743	518	292
Various	Franchisees, third parties and other	2,817	3,714	2,185

		$20,598	$20,883	10,650

        Development fee revenues for related party and affiliated real estate joint ventures for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	For the Year ended December 31,
	2007	2006	2005
Affiliated real estate joint ventures	$357	$163	$704
Related party	—	109	288

	$357	$272	$992

        Receivables from related parties and affiliated real estate joint ventures balances as of December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007	December 31, 2006
Development fees	$1,501	$2,633
Other receivables from properties	5,885	13,247

	$7,386	$15,880

        Development fees receivable consist of amounts due for development services from third parties and unconsolidated joint ventures. Other receivables from properties consist of amounts due for expenses paid on behalf of the properties that the Company manages and management fees. The Company believes that all of these related party and affiliated real estate joint venture receivables are

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

14. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

fully collectible. The Company does not have any payables to related parties at December 31, 2007 and 2006.

        The Company has determined that it had a variable interest in properties in which ESD owned or had an ownership interest. The Company did not have an equity investment or interest, and it was not the primary beneficiary. This variable interest was a result of management and development contracts that were held by the Company. The variable interest was limited to the management and development fees and there was not any additional loss that could be attributed to the Company. The Company determined that it was not the primary beneficiary in these agreements. Accordingly, these properties were not consolidated subsequent to August 16, 2004.

        On December 31, 2007, the Company acquired ESD and its related assets for $46,674. The following assets were purchased as part of this transaction:

  1.
  Three wholly-owned properties;

  2.
  70% ownership interest in Extra Space of Elk Grove LLC, a consolidated joint venture that owns one property;

  3.
  5% ownership interest in Extra Space West Two LLC, an unconsolidated joint venture that owns five properties; and

  4.
  10% ownership interest Storage Associates Holdco LLC, an unconsolidated joint venture that owns six properties.

        The independent members of the Company's board of directors reviewed and approved the acquisition of ESD.

        Centershift, a related party service provider, is partially owned by a certain director and members of management of the Company. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company's property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2007, 2006 and 2005, the Company paid Centershift $965, $824, and $739, respectively, relating to the purchase of software and to license agreements.

        The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. ("SpenAero") an affiliate of Spencer F. Kirk, the Company's President. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2007, 2006 and 2005, the Company paid SpenAero $395, $314, and $263, respectively. The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

15. MINORITY INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

        On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the "Properties") in exchange for the issuance of newly designated Preferred OP units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

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

        On June 25, 2007, the Company loaned the holders of the Preferred OP units $100.0 million. The note receivable bears interest at 4.85%, and is due September 1, 2017. The loan is secured by the borrower's Preferred OP units. The holders of the Preferred OP units can convert up to 114,500 Preferred OP units prior to the maturity date of the loan. If any redemption in excess of 114,500 Preferred OP units occurs prior to the maturity date, the holder of the Preferred OP units is required to repay the loan as of the date of that Preferred OP unit redemption. Preferred OP units are shown on the balance sheet net of the $100.0 million loan under the guidance in EITF No. 85-1, "Classifying Notes Receivable for Capital," because the borrower under the loan receivable is also the holder of the Preferred OP units.

        The Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") which provides for the designation and issuance of the Preferred OP units. The Preferred OP units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

        Under the Partnership Agreement, Preferred OP units in the amount of $115.0 million bear a fixed priority return of 5% and have a fixed liquidation value of $115.0 million. The remaining balance will participate in distributions with and have a liquidation value equal to that of the common Operating Partnership units. The Preferred OP units will be redeemable at the option of the holder on or after September 1, 2008, which redemption obligation may be satisfied, at the Company's option, in cash or shares of its common stock.

        At issuance, in accordance with SFAS 133: "Accounting for Derivative Instruments and Hedging Activities", SFAS 150: "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", EITF 00-19: "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", EITF Topic D-109: "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133": and Accounting Series Release ("ASR") No. 268: "Presentation in Financial Statements of "Redeemable Preferred Stocks", from inception through September 28, 2007 (the date of the amendment discussed below), the Preferred OP units were classified as a hybrid instrument such that the value of the units associated with the fixed return were classified in mezzanine after total liabilities on the balance sheet and before stockholders' equity. The remaining balance that participates in distributions equal to that of common OP units had been identified as an embedded derivative and had been classified as a

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

15. MINORITY INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS (Continued)

liability on the balance sheet and recorded at fair value on a quarterly basis with any adjustment being recorded through earnings. For the year ended December 31, 2007, the fair value adjustment associated with the embedded derivative was $1,054.

        On September 28, 2007, the Operating Partnership entered into an amendment to the Contribution Agreement (the "Amendment"). Pursuant to the Amendment, the maximum number of shares that can be issued upon redemption of the Preferred OP units was set at 116 million, after which the Company will have no further obligations with respect to the redeemed or any other remaining Preferred OP units. As a result of the Amendment, and in accordance with the above referenced guidance, the Preferred OP units are no longer considered a hybrid instrument and the previously identified embedded derivative no longer requires bifurcation and is considered permanent equity of the Operating Partnership. The Preferred OP units are included on the consolidated balance sheet as the minority interest represented by Preferred OP units.

16. MINORITY INTEREST IN OPERATING PARTNERSHIP

        The Company's interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company through ESS Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 92.88% majority ownership interest therein as of December 31, 2007. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 7.12% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company.

        The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or Contingent Conversion units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company's common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2007, was $14.04 and there were 4,050,588 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their Operating Partnership units on December 31, 2007 and the Company elected to pay the non-controlling members cash, the Company would have paid $56,870 in cash consideration to redeem the units.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

16. MINORITY INTEREST IN OPERATING PARTNERSHIP (Continued)

        During June 2007, the Company issued 218,693 OP units valued at $3.8 million in conjunction with the acquisition of a property in San Francisco, California. 47,334 OP units were redeemed in exchange for cash throughout 2007.

        During September 2006, the Company issued 182,828 OP units valued at $3.1 million in conjunction with the acquisition of a property in Rockville, Maryland. During July 2006, 200,000 Operating Partnership units were redeemed in exchange for common stock.

        As of December 31, 2007, the Operating Partnership had 4,050,588 and 129,432 OP units and CCUs outstanding, respectively.

        Unlike the OP units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 wholly-owned lease-up properties, all or a portion of the CCUs will be automatically converted into OP units. Initially, each CCU will be convertible on a one-for-one basis into OP Units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company calculates the net operating income from the 14 wholly-owned lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to OP units will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled.

        While any CCUs remain outstanding, a majority of the Company's independent directors must review and approve the net operating income calculation for each measurement period and also must approve the sale of any of the 14 wholly-owned lease-up properties.

        As of December 31, 2007, there were 70,614 CCUs converted to OP units. Based on the performance of the properties as of December 31, 2007, an additional 22,269 CCUs became eligible for conversion. The board of directors approved the conversion of these CCUs on February 1, 2008 as per the Company's charter, and the units were issued on February 5, 2008.

17. STOCKHOLDERS' EQUITY

        The Company's charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2007, 65,784,274 shares of common stock were issued and outstanding, 2,645,547 CCSs were issued and outstanding and no shares of preferred stock were issued or outstanding.

        All stockholders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company's common stock is American Stock Transfer & Trust Company. On October 29, 2007, the Company's Board of Directors approved an increase in the Company's annual dividend to $1.00 per common share to be paid quarterly at the rate of $0.25 per common share starting in the fourth quarter of 2007.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

17. STOCKHOLDERS' EQUITY (Continued)

        Unlike the Company's shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 wholly-owned lease-up properties, all or a portion of the CCSs will be automatically converted into shares of the Company's common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company calculates the net operating income from the 14 wholly-owned lease-up properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCSs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5.1 million by $4.6 million. If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock.

        While any CCSs remain outstanding, a majority of the Company's independent directors must review and approve the net operating income calculation for each measurement period and also must approve the sale of any of the 14 wholly-owned lease-up properties.

        As of December 31, 2007, there were 1,372,728 CCSs converted to common stock. Based on the performance of the properties as of December 31, 2007, an additional 432,883 CCSs became eligible for conversion. The board of directors approved the conversion of these CCSs on February 1, 2008 as per the Company's charter, and the shares were issued on February 5, 2008.

18. STOCK-BASED COMPENSATION

        As of December 31, 2007, the Company had authorized 8,800,000 shares of common stock for issuance under the Company's two stock compensation plans: (1) the 2004 Long-Term Incentive Compensation Plan, and (2) the 2004 Non-Employee Directors' Share Plan (together, the "Plans").

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

18. STOCK-BASED COMPENSATION (Continued)

however, has the ability to vote the shares and receive the dividends paid on the shares. The forfeiture and transfer restriction on the shares lapse over a two to four year period beginning on the date of grant.

Option Grants to Employees

        As of December 31, 2007, 5,390,183 shares were available for issuance under the Plans. A summary of stock option activity for the years ended December 31, 2007 and 2006 is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2007
Outstanding at December 31, 2005	3,046,523	$13.89
Granted	161,914	15.48
Exercised	(259,700)	13.11
Forfeited	(384,174)	14.92

Outstanding at December 31, 2006	2,564,563	13.92
Granted	418,000	18.51
Exercised	(126,801)	13.68
Forfeited	(204,044)	14.71

Outstanding at December 31, 2007	2,651,718	$14.54	7.39	$2,150

Vested and Expected to Vest	2,032,385	$14.27	7.26	$1,849
Ending Exercisable	1,312,957	$13.56	6.91	$1,489

        The weighted average fair value of stock options granted in 2007, 2006 and 2005 was $2.34, $1.78 and $1.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Expected volatility	25%	24%	21%
Dividend yield	6.4%	5.5%	6.9%
Risk-free interest rate	3.5%	4.7%	3.7%
Average expected term (years)	5	5	5

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

18. STOCK-BASED COMPENSATION (Continued)

        A summary of stock options outstanding and exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
12.50 - 14.00	1,254,574	6.66	$12.58	855,324	$12.55
14.01 - 15.50	388,568	8.13	14.91	114,943	14.80
15.51 - 17.00	710,576	7.53	15.68	342,690	15.66
17.01 - 18.50	—	—	—	—	—
18.51 - 20.00	298,000	9.18	19.61	—	—

	2,651,718	7.39	$14.54	1,312,957	$13.56

        Total compensation expense of $865 and $798 was recorded relating to outstanding options for the years ended December 31, 2007 and 2006. The total compensation cost related to non-vested stock options not yet recognized was approximately $1.1 million and the weighted-average period over which the total compensation cost related to non-vested stock options is expected to be realized is 1.86 years. Total cash received for the years ended December 31, 2007 and 2006 related to option exercises was $1,735 and $934, respectively.

        The following pro-forma information as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006:

Year Ended December 31, 2005
Net loss attributable to common stockholders as reported	$(4,966)
Add: Stock-based compensation expense included in reported net loss attributable to common stockholders	601
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1,261)

Pro forma net loss	$(5,626)

Loss per common share
Basic and diluted—as reported	$(0.14)
Basic and diluted—pro forma	$(0.16)

Common Stock Granted to Employees and Directors

        For the years ended December 31, 2007 and 2006, the Company granted 108,729 and 50,300 shares respectively of common stock to certain employees, without monetary consideration under the Company's 2004 Long-Term Incentive Compensation Plan.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

18. STOCK-BASED COMPENSATION (Continued)

        On August 1, 2007 and May 15, 2006, the Company's Board of Directors approved the annual issuance of 12,000 shares of common stock without monetary consideration under the Company's 2004 Non-Employee Directors' Share Plan to certain of its directors for services performed.

        The Company recorded $1,260 and $927 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2007 and 2006, respectively.

        The fair value of common stock awards is determined based on the closing trading price of the Company's common stock on the grant date. A summary of the Company's employee and director share grant activity for the years ended December 31, 2007 and 2006 is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2005	173,750	$15.66
Granted	62,300	16.42
Released	(46,250)	15.68
Cancelled	(33,500)	15.71

Unreleased at December 31, 2006	156,300	$15.94
Granted	120,729	18.17
Released	(61,975)	15.90
Cancelled	(3,082)	18.39

Unreleased at December 31, 2007	211,972	$17.23

19. EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2007 and 2006, the Company made matching contributions to the plan of $999 and $772, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee's compensation.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

21. SEGMENT INFORMATION

        The Company operates in two distinct segments; (1) property management, acquisition and development and (2) rental operations. Financial information for the Company's business segments are set forth below:

	For the Year Ended December 31,
	2007	2006	2005
Statement of Operations
Total revenues
Property management, acquisition and development	$32,551	$26,271	$14,088
Rental operations	206,315	170,993	120,640

	$238,866	$197,264	$134,728

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$43,450	$39,055	$25,762
Rental operations	111,618	98,557	76,612

	$155,068	$137,612	$102,374

Income (loss) before interest, Preferred Operating Partnership, impairment, minority interests and equity in earnings of real estate ventures
Property management, acquisition and development	$(10,899)	$(12,784)	$(11,674)
Rental operations	94,697	72,436	44,028

	$83,798	$59,652	$32,354

Interest expense
Property management, acquisition and development	$(1,300)	$(829)	$(911)
Rental operations	(59,715)	(50,124)	(41,638)

	$(61,015)	$(50,953)	$(42,549)

Interest income
Property management, acquisition and development	$7,925	$2,469	$1,625

Interest income on note receivable from Preferred Unit holder
Property management, acquisition and development	$2,492	$—	$—

Fair value adjustment of obligation associated with Preferred Partnership units
Property management, acquisition and development	$1,054	$—	$—

Impairment of investments available-for-sale
Property management, acquisition and development	$(1,233)	$—	$—

Minority interests—Operating Partnership and other
Property management, acquisition and development	$(2,227)	$(985)	$434

Equity in earnings of real estate ventures
Rental operations	$5,300	$4,693	$3,170

Net income (loss)
Property management, acquisition and development	$(4,188)	$(12,129)	$(10,526)
Rental operations	40,282	27,005	5,560

	$36,094	$14,876	$(4,966)

Depreciation and amortization expense
Property management, acquisition and development	$1,253	$858	$356
Rental operations	38,548	36,314	30,649

	$39,801	$37,172	$31,005

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(183,690)	$(174,305)	$(79,227)
Acquisition of Storage USA
Property management, acquisition and development	$—	$—	$(530,972)
Development and construction of real estate assets
Property management, acquisition and development	$(45,636)	$(34,782)	$(20,204)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

21. SEGMENT INFORMATION (Continued)

	December 31, 2007	December 31, 2006
Balance Sheet
Investment in real estate ventures
Rental operations	$95,169	$88,115
Total assets
Property management, acquisition and development	$385,394	$223,402
Rental operations	1,668,681	1,446,423

	$2,054,075	$1,669,825

22. COMMITMENTS AND CONTINGENCIES

        The Company has operating leases on its corporate offices and owns 12 self-storage facilities that are subject to ground leases. At December 31, 2007, future minimum rental payments under these non-cancelable operating leases are as follows:

Total
Less than 1 yr	$5,444
Year 2	5,133
Year 3	5,061
Year 4	4,423
Year 5	3,676
Thereafter	38,537

$62,274

        The monthly rental amount for one of the ground leases is the greater of a minimum amount or a percentage of gross monthly receipts. The Company recorded rent expense of $3,115, $2,641, and $2,591 related to these leases in the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company has guaranteed three construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, Chicago, Illinois and Sacramento, California. These properties are owned by joint ventures in which the Company has between 10% and 50% equity interests. These guarantees were entered into in November 2004, July 2005 and August 2007, respectively. At December 31, 2007, the total amount of guaranteed mortgage debt relating to these joint ventures was $17,284 (unaudited). These mortgage loans mature December 1, 2008, July 28, 2008 and August 3, 2010, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at December 31, 2007 is $23,088 (unaudited). The Company has recorded no liability in relation to this guarantee as of December 31, 2007, as the fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Dollars in thousands, except share and per share data)

22. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company has been involved in routine litigation arising in the ordinary course of business. As of December 31, 2007, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against its properties.

23. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$53,776	$56,550	$63,826	$64,714

Cost of operations	$36,155	$36,819	$41,112	$40,982

Net income	$6,470	$8,695	$11,338	$9,591

Net income attributable to common stockholders	$6,470	$8,695	$9,828	$9,591

Net income—basic	$0.10	$0.13	$0.15	$0.15
Net income—diluted	$0.10	$0.13	$0.15	$0.15

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$45,370	$48,531	$51,188	$52,175

Cost of operations	$34,214	$33,665	$34,661	$35,072

Net income	$738	$3,092	$4,307	$6,739

Net income attributable to common stockholders	$738	$3,092	$4,307	$6,739

Net income—basic	$0.01	$0.06	$0.08	$0.11
Net income—diluted	$0.01	$0.06	$0.07	$0.10

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

													Gross carrying amount at December 31, 2007
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes		Building Adjustments	Notes		Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Hoover	AL	$2,550	$1,313	$2,858	$—	$373	$—			$—			$1,313	$3,231	$4,544	$43	Aug-07
Mesa	AZ	1,474	849	2,547	—	42	—			—			849	2,589	3,438	228	Aug-04
Peoria	AZ	—	652	—	—	4,102	—			—			652	4,102	4,754	158	Apr-06
Phoenix	AZ	7,400	1,441	7,982	—	203	—			—			1,441	8,185	9,626	535	Jul-05
Phoenix	AZ	—	669	4,135	—	32	—			—			669	4,167	4,836	100	Jan-07
Phoenix	AZ	3,440	552	3,530	—	92	—			—			552	3,622	4,174	141	Jun-06
Alameda	CA	—	2,919	12,984	—	583	—			—			2,919	13,567	16,486	183	Jun-07
Antelope	CA	—	1,525	—	—	—	—			—			1,525	—	1,525	—
Belmont	CA	—	3,500	—	—	7,328	—			—			3,500	7,328	10,828	69	May-07
Berkley	CA	—	1,716	19,602	—	186	—			—			1,716	19,788	21,504	258	Jun-07
Burbank	CA	8,413	3,199	5,082	—	176	419	(a	)	672	(a	)	3,618	5,930	9,548	1,068	Aug-00
Casitas	CA	4,386	1,431	2,976	—	37	180	(a	)	374	(a	)	1,611	3,387	4,998	635	Mar-00
Castro Valley	CA	—	—	6,346	—	59	—			—			—	6,405	6,405	87	Jun-07
Chatsworth	CA	11,200	3,594	11,166	—	354	—			—			3,594	11,520	15,114	731	Jul-05
Claremont	CA	2,624	1,472	2,012	—	31	—			—			1,472	2,043	3,515	189	Jun-04
Colma	CA	—	3,947	22,002	—	220	—			—			3,947	22,222	26,169	303	Jun-07
Compton	CA	—	1,426	—	—	—	—			—			1,426	—	1,426	—
Culver City	CA	6,000	3,991	10,034	—	—	—			—			3,991	10,034	14,025	—	Dec-07
El Sobrante	CA	—	1,209	4,018	—	8	—			—			1,209	4,026	5,235	56	Jun-07
Elk Grove	CA	6,471	952	6,936	—	—	—			—			952	6,936	7,888	176	Dec-07
Fontana	CA	—	1,246	3,356	—	107	54	(a	)	146	(a	)	1,300	3,609	4,909	385	Oct-03
Fontana	CA	3,415	961	3,846	—	76	39	(a	)	158	(a	)	1,000	4,080	5,080	550	Sep-02
Glendale	CA	4,480	—	6,084	—	58	—			—			—	6,142	6,142	570	Jun-04
Hawthorne	CA	3,840	1,532	3,871	—	81	—			—			1,532	3,952	5,484	377	Jun-04
Hayward	CA	2,769	3,149	8,006	—	119	—			—			3,149	8,125	11,274	109	Jun-07
Hemet	CA	5,300	1,146	6,369	—	99	—			—			1,146	6,468	7,614	410	Jul-05
Inglewood	CA	4,233	1,379	3,343	—	258	150	(a	)	377	(a	)	1,529	3,978	5,507	751	Aug-00
LA Central Ave	CA	5,980	2,200	—	—	—	—			—			2,200	—	2,200	—
LA Pico/Union	CA	—	3,075	—	—	—	—			—			3,075	—	3,075	—
Lancaster	CA	—	1,425	—	—	—	—			—			1,425	—	1,425	—
Lancaster	CA	5,840	1,347	5,827	—	168	—			—			1,347	5,995	7,342	224	Jul-06
Livermore	CA	4,920	1,134	4,615	—	31	—			—			1,134	4,646	5,780	428	Jun-04
Long Beach	CA	6,200	1,403	7,595	—	280	—			—			1,403	7,875	9,278	501	Jul-05
Los Gatos	CA	—	2,550	—	—	—	—			—			2,550	—	2,550	—
Manteca	CA	3,777	848	2,543	—	49	—			—			848	2,592	3,440	270	Jan-04
Marina Del Rey	CA	18,400	4,248	23,549	—	210	—			—			4,248	23,759	28,007	1,473	Jul-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

													Gross carrying amount at December 31, 2007
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes		Building Adjustments	Notes		Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Modesto	CA	$—	$909	$3,043	$—	$86	$—			$—			$909	$3,129	$4,038	$43	Jun-07
N Highlands	CA	2,200	696	2,806	—	444	—			—			696	3,250	3,946	218	Jul-05
North Hollywood	CA	—	3,125	9,257	—	32	—			—			3,125	9,289	12,414	378	May-06
Oakland	CA	4,272	—	3,777	—	182	—			494	(a	)	—	4,453	4,453	858	Apr-00
Oakland	CA	—	3,024	—	—	—	—			—			3,024	—	3,024	—
Oceanside	CA	9,700	3,241	11,361	—	325	—			—			3,241	11,686	14,927	739	Jul-05
Pacoima	CA	—	3,050	—	—	—	—			—			3,050	—	3,050	—
Palmdale	CA	—	1,225	5,379	—	2,094	—			—			1,225	7,473	8,698	465	Jan-05
Pico Rivera	CA	4,513	1,150	3,450	—	52	—			—			1,150	3,502	4,652	547	Aug-00
Pleasanton	CA	—	1,208	4,283	—	173	—			—			1,208	4,456	5,664	72	May-07
Richmond	CA	4,696	953	4,635	—	264	—			—			953	4,899	5,852	446	Jun-04
Riverside	CA	2,620	1,075	4,042	—	268	—			—			1,075	4,310	5,385	369	Aug-04
Sacramento	CA	4,200	852	4,720	—	221	—			—			852	4,941	5,793	325	Jul-05
San Bernardino	CA	3,376	1,213	3,061	—	63	—			—			1,213	3,124	4,337	289	Jun-04
San Bernardino	CA	—	750	—	—	5,134	—			—			750	5,134	5,884	145	Jun-06
San Francisco	CA	13,943	8,457	9,928	—	543	—			—			8,457	10,471	18,928	139	Jun-07
San Leandro	CA	—	4,601	9,777	—	315	—			—			4,601	10,092	14,693	96	Aug-07
Santa Clara	CA	—	4,750	—	—	—	—			—			4,750	—	4,750	—
Santa Fe Springs	CA	7,184	3,617	7,022	—	44	—			—			3,617	7,066	10,683	38	Oct-07
Sherman Oaks	CA	17,204	4,051	12,152	—	154	—			—			4,051	12,306	16,357	1,036	Aug-04
Simi Valley	CA	—	5,535	—	—	—	—			—			5,535	—	5,535	—
Stockton	CA	3,217	649	3,272	—	37	—			—			649	3,309	3,958	486	May-02
Thousand Oaks	CA	—	4,500	—	—	—	—			—			4,500	—	4,500	—
Torrance	CA	6,960	3,710	6,271	—	130	—			—			3,710	6,401	10,111	603	Jun-04
Tracy A	CA	—	946	1,937	—	78	—			—			946	2,015	2,961	245	Apr-04
Tracy D	CA	—	778	2,638	—	57	133	(a	)	447	(a	)	911	3,142	4,053	355	Jul-03
Vallejo	CA	—	1,177	2,157	—	45	—			—			1,177	2,202	3,379	30	Jun-07
Venice	CA	6,995	2,803	8,410	—	49	—			—			2,803	8,459	11,262	714	Aug-04
Watsonville	CA	3,400	1,699	3,056	—	107	—			—			1,699	3,163	4,862	204	Jul-05
Whittier	CA	2,526	—	2,985	—	11	—			—			—	2,996	2,996	423	Jun-02
Arvada	CO	—	286	1,521	—	253	—			—			286	1,774	2,060	388	Sep-00
Colorado Springs	CO	3,245	781	3,400	—	67	—			—			781	3,467	4,248	29	Aug-07
Denver	CO	2,250	368	1,574	—	54	—			—			368	1,628	1,996	114	Jul-05
Denver	CO	—	602	2,052	—	259	143	(a	)	512	(a	)	745	2,823	3,568	523	Sep-00
Parker	CO	—	800	4,549	—	74	—			—			800	4,623	5,423	149	Sep-06
Thornton	CO	—	212	2,044	—	388	36	(a	)	389	(a	)	248	2,821	3,069	566	Sep-00
Westminister	CO	—	291	1,586	—	398	8	(a	)	48	(a	)	299	2,032	2,331	420	Sep-00

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

													Gross carrying amount at December 31, 2007
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes		Building Adjustments	Notes		Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Groton	CT	$—	$1,277	$3,992	$—	$236	$—			$—			$1,277	$4,228	$5,505	$424	Jan-04
Middletown	CT	3,175	932	2,810	—	—	—			—			932	2,810	3,742	—	Dec-07
Wethersfield	CT	—	709	4,205	—	72	—			—			709	4,277	4,986	589	Aug-02
Deland	FL	—	1,318	3,971	—	79	—			—			1,318	4,050	5,368	203	Jan-06
Forest Hill	FL	2,365	1,164	2,511	—	155	82	(a	)	180	(a	)	1,246	2,846	4,092	548	Aug-00
Fort Myers	FL	4,400	1,985	4,983	—	295	—			—			1,985	5,278	7,263	342	Jul-05
Fort Myers	FL	5,082	1,691	4,711	—	83	—			—			1,691	4,794	6,485	416	Aug-04
Fountainbleau	FL	4,305	1,325	4,395	—	203	114	(a	)	388	(a	)	1,439	4,986	6,425	969	Aug-00
Ft Lauderdale	FL	4,457	1,587	4,205	—	151	—			—			1,587	4,356	5,943	370	Aug-04
Greenacres	FL	—	1,463	3,244	—	16	—			—			1,463	3,260	4,723	238	Mar-05
Hialeah	FL	—	2,800	—	—	—	—			—			2,800	—	2,800	—
Hialeah	FL	—	1,750	—	—	—	—			—			1,750	—	1,750	—
Hollywood	FL	7,400	3,214	8,689	—	5	—			—			3,214	8,694	11,908	28	Nov-07
Hunters Creek	FL	8,200	2,233	9,223	—	51	—			—			2,233	9,274	11,507	674	Mar-05
Kendall	FL	7,885	5,315	4,305	—	130	544	(a	)	447	(a	)	5,859	4,882	10,741	910	Aug-00
Kendall	FL	—	1,850	—	—	149	(1,850)	(c	)	(149)	(c	)	—	—	—	—
Madeira Beach	FL	4,857	1,686	5,163	—	36	—			—			1,686	5,199	6,885	449	Aug-04
Margate	FL	2,736	430	3,139	—	198	39	(a	)	287	(a	)	469	3,624	4,093	664	Aug-00
Metro West	FL	6,400	1,474	6,101	—	25	—			—			1,474	6,126	7,600	445	Mar-05
Miami	FL	—	1,238	7,597	—	108	—			—			1,238	7,705	8,943	121	May-07
Military Trail	FL	2,536	1,312	2,511	—	174	104	(a	)	204	(a	)	1,416	2,889	4,305	557	Aug-00
N. Lauderdale	FL	2,327	428	3,516	—	291	31	(a	)	260	(a	)	459	4,067	4,526	774	Aug-00
Naples	FL	5,400	2,570	5,102	—	142	—			—			2,570	5,244	7,814	343	Jul-05
North Miami	FL	5,848	1,256	6,535	—	155	—			—			1,256	6,690	7,946	629	Jun-04
Ocoee	FL	3,750	872	3,642	—	24	—			—			872	3,666	4,538	272	Mar-05
Orlando	FL	5,290	1,216	5,008	—	66	—			—			1,216	5,074	6,290	442	Aug-04
Port Charlotte	FL	4,481	1,389	4,632	—	58	—			—			1,389	4,690	6,079	409	Aug-04
Riverview	FL	3,591	654	2,953	—	43	—			—			654	2,996	3,650	259	Aug-04
Tamiami	FL	6,100	2,979	5,351	—	183	—			—			2,979	5,534	8,513	356	Jul-05
Tampa	FL	—	1,425	4,766	—	195	—			—			1,425	4,961	6,386	103	Mar-07
Tampa	FL	—	883	3,533	—	66	—			—			883	3,599	4,482	102	Nov-06
Valrico	FL	4,272	1,197	4,411	—	39	—			—			1,197	4,450	5,647	385	Aug-04
Venice	FL	7,096	1,969	5,903	—	127	—			—			1,969	6,030	7,999	301	Jan-06
Waterford Lakes	FL	4,600	1,166	4,816	—	1,074	—			—			1,166	5,890	7,056	378	Mar-05
West Palm Bch	FL	2,600	1,449	2,586	—	204	—			—			1,449	2,790	4,239	194	Jul-05
WPB	FL	4,000	1,752	4,909	—	186	—			—			1,752	5,095	6,847	337	Jul-05
Alpharetta	GA	2,896	1,893	3,161	—	72	—			—			1,893	3,233	5,126	115	Aug-06

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

													Gross carrying amount at December 31, 2007
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes		Building Adjustments	Notes		Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Cheshire	GA	$8,169	$3,737	$8,333	$—	$71	$—			$—			$3,737	$8,404	$12,141	$729	Aug-04
Dacula	GA	3,879	1,993	3,001	—	44	—			—			1,993	3,045	5,038	152	Jan-06
Duluth	GA	—	1,454	4,151	—	54	—			—			1,454	4,205	5,659	56	Jun-07
Meridian	GA	9,600	3,319	8,325	—	105	—			—			3,319	8,430	11,749	635	Feb-05
Roswell	GA	2,813	1,665	2,028	—	35	—			—			1,665	2,063	3,728	179	Aug-04
Snellville	GA	5,210	2,691	4,026	—	73	—			—			2,691	4,099	6,790	356	Aug-04
Stone Mountain	GA	2,049	925	3,505	—	57	—			—			925	3,562	4,487	230	Jul-05
Stone Mountain	GA	4,256	1,817	4,382	—	85	—			—			1,817	4,467	6,284	389	Aug-04
Sugar Hill	GA	—	1,368	2,540	—	60	—			—			1,368	2,600	3,968	35	Jun-07
Sugar Hill	GA	—	1,371	2,547	—	77	—			—			1,371	2,624	3,995	35	Jun-07
Holcomb Bridge	GL	2,445	1,973	1,587	—	45	—			—			1,973	1,632	3,605	145	Aug-04
Kahului	HI	—	3,984	15,044	—	6	—			—			3,984	15,050	19,034	204	Jun-07
Kapolei	HI	—	—	24,701	—	6	—			—			—	24,707	24,707	385	Jun-07
Chicago	IL	3,200	449	2,471	—	284	—			—			449	2,755	3,204	176	Jul-05
Chicago	IL	2,900	472	2,582	—	433	—			—			472	3,015	3,487	182	Jul-05
Chicago	IL	4,400	621	3,428	—	398	—			—			621	3,826	4,447	236	Jul-05
Chicago	IL	—	1,925	—	—	—	—			—			1,925	—	1,925	—
Crest Hill	IL	—	847	2,946	—	49	121	(a	)	424	(a	)	968	3,419	4,387	382	Jul-03
Gurnee	IL	117	1,374	—	—	8,299	—			—			1,374	8,299	9,673	44	Oct-07
Naperville	IL	—	2,800	—	—	—	—			—			2,800	—	2,800	—
North Aurora	IL	—	600	—	—	—	—			—			600	—	600	—
South Holland	IL	3,175	839	2,879	—	61	26	(a	)	89	(a	)	865	3,029	3,894	424	Oct-02
Tinley Park	IL	—	1,823	—	—	—	—			—			1,823	—	1,823	—
Indianapolis	IN	3,013	588	3,457	—	54	—			—			588	3,511	4,099	29	Aug-07
Wichita	KS	2,154	366	1,897	—	150	—			—			366	2,047	2,413	93	Apr-06
Louisville	KY	3,000	586	3,244	—	94	—			—			586	3,338	3,924	224	Jul-05
Louisville	KY	2,841	1,217	4,611	—	65	—			—			1,217	4,676	5,893	301	Jul-05
Louisville	KY	—	892	2,677	—	86	—			—			892	2,763	3,655	144	Dec-05
Metairie	LA	5,419	2,056	4,216	—	62	—			—			2,056	4,278	6,334	371	Aug-04
New Orleans	LA	7,927	4,058	4,325	—	404	—			—			4,058	4,729	8,787	389	Aug-04
Ashland	MA	—	474	3,324	—	133	—			—			474	3,457	3,931	489	Jun-03
Auburn	MA	3,653	918	3,728	—	73	—			—			918	3,801	4,719	704	May-04
Brockton	MA	2,422	647	2,762	—	51	—			—			647	2,813	3,460	448	May-04
Cambridge	MA	—	—	—	—	85	—			—			—	85	85	20	Feb-04
Dedham	MA	—	2,127	3,041	—	321	—			—			2,127	3,362	5,489	519	Mar-02
Dedham II	MA	—	2,443	7,328	—	327	—			—			2,443	7,655	10,098	786	Feb-04
Everett	MA	3,750	692	2,129	—	441	—			—			692	2,570	3,262	151	Jul-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

													Gross carrying amount at December 31, 2007
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes		Building Adjustments	Notes		Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Foxboro	MA	$3,653	$759	$4,158	$—	$89	$—			$—			$759	$4,247	$5,006	$901	May-04
Hudson	MA	2,780	806	3,122	—	114	—			—			806	3,236	4,042	687	May-04
Jamaica Plain	MA	8,881	3,285	11,275	—	—	—			—			3,285	11,275	14,560	—	Dec-07
Kingston	MA	—	555	2,491	—	39	—			—			555	2,530	3,085	369	Oct-02
Lynn	MA	2,462	1,703	3,237	—	123	—			—			1,703	3,360	5,063	593	Jun-01
Marshfield	MA	4,776	1,039	4,155	—	53	—			—			1,039	4,208	5,247	400	Mar-04
Milton	MA	—	2,838	3,979	—	3,566	—			—			2,838	7,545	10,383	634	Nov-02
North Bergen	MA	—	2,100	6,606	—	36	—			—			2,100	6,642	8,742	797	Jul-03
Northboro	MA	2,590	280	2,715	—	317	—			—			280	3,032	3,312	530	Feb-01
Norwood	MA	—	2,160	2,336	—	1,302	61	(a	)	95	(a	)	2,221	3,733	5,954	547	Aug-99
Oxford	MA	1,568	482	1,762	—	109	46	(a	)	168	(a	)	528	2,039	2,567	421	Oct-99
Plainville	MA	5,400	2,223	4,430	—	133	—			—			2,223	4,563	6,786	337	Jul-05
Quincy	MA	—	1,359	4,078	—	158	—			—			1,359	4,236	5,595	458	Feb-04
Raynham	MA	3,614	588	2,270	—	98	82	(a	)	323	(a	)	670	2,691	3,361	388	May-00
Saugus	MA	—	1,725	5,514	—	262	—			—			1,725	5,776	7,501	723	Jun-03
Somerville	MA	—	1,728	6,570	—	95	3	(a	)	13	(a	)	1,731	6,678	8,409	1,020	Jun-01
Stoneham	MA	5,400	944	5,241	—	46	—			—			944	5,287	6,231	336	Jul-05
Stoughton	MA	3,058	1,754	2,769	—	86	—			—			1,754	2,855	4,609	498	May-04
Waltham	MA	—	3,770	11,310	—	170	—			—			3,770	11,480	15,250	1,160	Feb-04
Weymouth	MA	4,607	2,806	3,129	—	38	—			—			2,806	3,167	5,973	621	Sep-00
Woburn	MA	—	—	—	—	134	—			—			—	134	134	29	Feb-04
Worcester	MA	1,771	896	4,377	—	2,136	—			—			896	6,513	7,409	909	May-04
Worcester/Ararat	MA	52	1,350	—	—	4,444	—			—			1,350	4,444	5,794	125	Dec-06
Anapolis	MD	—	1,375	8,896	—	172	—			—			1,375	9,068	10,443	67	Aug-07
Anapolis	MD	7,246	5,248	7,247	—	102	—			—			5,248	7,349	12,597	130	Apr-07
Arnold	MD	9,500	2,558	9,446	—	83	—			—			2,558	9,529	12,087	602	Jul-05
Baltimore	MD	—	800	—	—	—	—			—			800	—	800	—
Bethesda	MD	12,800	—	18,331	—	152	—			—			—	18,483	18,483	1,152	Jul-05
Columbia	MD	8,400	1,736	9,632	—	94	—			—			1,736	9,726	11,462	612	Jul-05
Edgewood	MD	—	1,000	—	—	—	—			—			1,000	—	1,000	—
Ft Washington	MD	11,280	4,920	9,174	—	57	—			—			4,920	9,231	14,151	221	Jan-07
Lanham	MD	—	3,346	10,079	—	565	(728)	(b	)	—			2,618	10,644	13,262	1,084	Feb-04
Laurel Heights	MD	—	3,000	—	—	5,789	—			—			3,000	5,789	8,789	6	Dec-07
Park Lawn	MD	12,680	4,596	11,328	—	93	—			—			4,596	11,421	16,017	376	Sep-06
Towson	MD	4,100	861	4,742	—	92	—			—			861	4,834	5,695	306	Jul-05
Grandville	MI	1,700	726	1,298	—	189	—			—			726	1,487	2,213	100	Jul-05
Mt Clemens	MI	2,100	798	1,796	—	128	—			—			798	1,924	2,722	128	Jul-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

													Gross carrying amount at December 31, 2007
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes		Building Adjustments	Notes		Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Florissant	MO	$3,533	$1,241	$4,648	$—	$163	$—			$—			$1,241	$4,811	$6,052	$44	Aug-07
Forest Park	MO	1,156	156	1,313	—	160	17	(a	)	151	(a	)	173	1,624	1,797	330	Jun-00
Grandview	MO	1,100	612	1,770	—	152	—			—			612	1,922	2,534	134	Jul-05
Halls Ferry	MO	2,283	631	2,159	—	162	59	(a	)	205	(a	)	690	2,526	3,216	482	Jun-00
St Louis	MO	3,963	1,444	4,162	—	110	—			—			1,444	4,272	5,716	38	Aug-07
St Louis	MO	2,819	676	3,551	—	114	—			—			676	3,665	4,341	33	Aug-07
Merrimack	NH	3,725	754	3,299	—	69	63	(a	)	279	(a	)	817	3,647	4,464	487	Apr-99
Nashua	NH	—	—	755	—	58	—			—			—	813	813	53	Jul-05
Avenel	NJ	8,080	1,518	8,037	—	43	—			—			1,518	8,080	9,598	608	Jan-05
Bayville	NJ	5,300	1,193	5,312	—	95	—			—			1,193	5,407	6,600	430	Dec-04
Bellmawr	NJ	4,134	3,600	—	—	—	—			—			3,600	—	3,600	—
Edison	NJ	6,659	2,519	8,547	—	207	—			—			2,519	8,754	11,273	1,381	Dec-01
Egg Harbor	NJ	5,493	1,724	5,001	—	270	—			—			1,724	5,271	6,995	851	Dec-01
Ewing	NJ	5,060	1,552	—	11	4,765	—			—			1,563	4,765	6,328	117	Mar-07
Glen Rock	NJ	4,051	1,109	2,401	—	71	113	(a	)	246	(a	)	1,222	2,718	3,940	366	Mar-01
Hackensack	NJ	9,500	2,283	11,234	—	375	—			—			2,283	11,609	13,892	735	Jul-05
Hazlet	NJ	10,560	1,362	10,262	—	225	—			—			1,362	10,487	11,849	1,635	Dec-01
Hoboken	NJ	8,206	2,687	6,092	—	69	—			—			2,687	6,161	8,848	870	Jul-02
Howell	NJ	3,032	2,440	3,407	—	141	—			—			2,440	3,548	5,988	577	Dec-01
Lawrenceville	NJ	11,946	3,402	10,230	—	204	—			—			3,402	10,434	13,836	1,058	Feb-04
Linden	NJ	6,700	1,517	8,384	—	73	—			—			1,517	8,457	9,974	535	Jul-05
Lumberton	NJ	4,925	831	4,060	—	40	—			—			831	4,100	4,931	345	Dec-04
Lyndhurst	NJ	6,894	2,679	4,644	—	98	250	(a	)	437	(a	)	2,929	5,179	8,108	695	Mar-01
Metuchen	NJ	—	1,153	4,462	—	80	—			—			1,153	4,542	5,695	700	Dec-01
Morrisville	NJ	—	2,487	7,494	—	1,009	—			—			2,487	8,503	10,990	841	Feb-04
Neptune	NJ	—	4,204	8,906	—	94	—			—			4,204	9,000	13,204	253	Nov-06
North Bergen	NJ	11,000	2,299	12,728	—	96	—			—			2,299	12,824	15,123	806	Jul-05
Old Bridge	NJ	5,714	2,758	6,450	—	320	—			—			2,758	6,770	9,528	1,086	Dec-01
Parlin	NJ	6,700	2,517	4,516	—	265	—			—			2,517	4,781	7,298	347	Jul-05
Parlin	NJ	4,209	—	5,273	—	74	—			—			—	5,347	5,347	1,033	May-04
Tom's River	NJ	8,300	1,790	9,935	—	138	—			—			1,790	10,073	11,863	657	Jul-05
Union	NJ	—	1,754	6,237	—	78	—			—			1,754	6,315	8,069	507	Dec-04
Woodbridge	NJ	3,910	505	4,524	—	213	—			—			505	4,737	5,242	780	Dec-01
Albuquerque	NM	4,216	1,298	4,628	—	115	—			—			1,298	4,743	6,041	39	Aug-07
Lamont St.	NV	1,015	251	717	—	176	27	(a	)	87	(a	)	278	980	1,258	188	Feb-00
Las Vegas	NV	3,900	748	4,131	—	349	—			—			748	4,480	5,228	310	Jul-05
Bohemia	NY	1,762	1,456	1,398	—	7	—			—			1,456	1,405	2,861	2	Dec-07

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

													Gross carrying amount at December 31, 2007
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes		Building Adjustments	Notes		Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Fordham	NY	$9,817	$3,995	$11,870	$—	$366	$—			$—			$3,995	$12,236	$16,231	$1,105	Aug-04
Mt Vernon	NY	5,100	1,585	6,025	—	489	—			—			1,585	6,514	8,099	414	Jul-05
Mt Vernon	NY	—	1,926	7,622	—	409	—			—			1,926	8,031	9,957	1,003	Nov-02
Nanuet	NY	3,792	2,072	4,644	60	100	—			—			2,132	4,744	6,876	719	Feb-02
New Paltz	NY	5,000	2,059	3,715	—	117	—			—			2,059	3,832	5,891	259	Jul-05
New York	NY	16,400	3,060	16,978	—	401	—			—			3,060	17,379	20,439	1,104	Jul-05
Plainview	NY	—	4,287	3,710	—	272	—			—			4,287	3,982	8,269	716	Dec-00
Columbus	OH	2,900	483	2,654	—	320	—			—			483	2,974	3,457	213	Jul-05
Columbus	OH	1,500	374	2,059	—	55	—			—			374	2,114	2,488	147	Jul-05
Columbus	OH	3,800	601	3,336	—	70	—			—			601	3,406	4,007	222	Jul-05
Kent	OH	1,500	220	1,206	—	96	—			—			220	1,302	1,522	99	Jul-05
Aloha	OR	6,200	1,221	6,262	—	62	—			—			1,221	6,324	7,545	410	Jul-05
King City	OR	—	2,520	—	—	—	—			—			2,520	—	2,520	—
Banksville	PA	2,039	991	1,990	—	279	91	(a	)	199	(a	)	1,082	2,468	3,550	438	Aug-00
Bensalem	PA	—	1,131	4,525	—	103	—			—			1,131	4,628	5,759	371	Dec-04
Bensalem	PA	—	750	3,015	—	67	—			—			750	3,082	3,832	142	Mar-06
Doylestown	PA	3,797	220	3,442	—	154	24	(a	)	384	(a	)	244	3,980	4,224	528	Nov-99
Kennedy	PA	2,526	736	3,173	—	67	—			—			736	3,240	3,976	601	May-04
Penn Ave	PA	2,939	889	4,117	—	133	—			—			889	4,250	5,139	752	May-04
Philadelphia	PA	9,000	1,470	8,162	—	640	—			—			1,470	8,802	10,272	558	Jul-05
Philadelphia	PA	—	1,965	5,925	—	765	—			—			1,965	6,690	8,655	667	Feb-04
Johnston	RI	7,100	2,658	4,799	—	166	—			—			2,658	4,965	7,623	330	Jul-05
Charleston	SC	3,791	1,279	4,171	—	27	—			—			1,279	4,198	5,477	368	Aug-04
Columbia	SC	3,182	838	3,312	—	52	—			—			838	3,364	4,202	291	Aug-04
Goose Creek	SC	4,184	1,683	4,372	—	38	—			—			1,683	4,410	6,093	380	Aug-04
Summerville	SC	3,591	450	4,454	—	58	—			—			450	4,512	4,962	393	Aug-04
Cordova	TN	2,700	852	2,720	—	90	—			—			852	2,810	3,662	194	Jul-05
Cordova	TN	6,900	1,351	7,476	—	120	—			—			1,351	7,596	8,947	498	Jul-05
Cordova	TN	—	894	2,680	—	13	—			—			894	2,693	3,587	64	Jan-07
Memphis	TN	2,100	976	1,725	—	161	—			—			976	1,886	2,862	142	Jul-05
Memphis	TN	3,100	814	2,766	—	66	—			—			814	2,832	3,646	197	Jul-05
Nashville	TN	2,960	390	2,598	—	111	—			—			390	2,709	3,099	120	Apr-06
Allen	TX	—	901	5,553	—	56	—			—			901	5,609	6,510	159	Nov-06
Arlington	TX	2,020	534	2,525	—	101	—			—			534	2,626	3,160	235	Aug-04
Austin	TX	2,400	1,105	2,313	—	113	—			—			1,105	2,426	3,531	186	Jul-05
Austin	TX	3,944	870	4,455	—	51	—			—			870	4,506	5,376	398	Aug-04
Culebra	TX	2,068	1,269	1,816	—	87	—			—			1,269	1,903	3,172	168	Aug-04

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2007
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Dallas	TX	$4,400	$1,010	$5,547	$—	$159	$—		$—		$1,010	$5,706	$6,716	$368	Jul-05
Dallas	TX	11,700	1,980	12,501	—	100	—		—		1,980	12,601	14,581	517	May-06
Dallas	TX	2,080	337	2,216	—	170	—		—		337	2,386	2,723	109	Apr-06
Dallas	TX	6,332	4,432	6,181	—	79	—		—		4,432	6,260	10,692	552	Aug-04
Fort. Worth	TX	3,880	631	5,794	—	54	—		—		631	5,848	6,479	510	Aug-04
Grand Prairie	TX	2,204	551	2,330	—	34	—		—		551	2,364	2,915	207	Aug-04
Houston	TX	3,400	749	4,122	—	132	—		—		749	4,254	5,003	287	Jul-05
Houston	TX	4,939	2,596	8,735	—	96	—		—		2,596	8,831	11,427	382	Apr-06
Plano	TX	3,300	1,613	2,871	—	72	—		—		1,613	2,943	4,556	240	Jul-05
Plano	TX	—	1,010	6,203	—	56	—		—		1,010	6,259	7,269	177	Nov-06
Plano	TX	—	614	3,775	—	79	—		—		614	3,854	4,468	110	Nov-06
Rowlette	TX	—	1,002	2,601	—	58	—		—		1,002	2,659	3,661	92	Aug-06
San Antonio	TX	—	2,471	3,556	—	—	—		—		2,471	3,556	6,027	4	Dec-07
South Houston	TX	2,700	478	4,069	—	181	—		—		478	4,250	4,728	184	Apr-06
Westchase	TX	1,812	253	1,496	—	34	—		—		253	1,530	1,783	136	Aug-04
Kearns	UT	2,520	642	2,607	—	108	—		—		642	2,715	3,357	256	Jun-04
West Valley City	UT	2,000	461	1,722	—	43	—		—		461	1,765	2,226	117	Jul-05
Wethersfield	UT	4,000	1,349	4,372	—	82	—		—		1,349	4,454	5,803	286	Jul-05
Alexandria	VA	6,749	1,620	13,103	—	56	—		—		1,620	13,159	14,779	178	Jun-07
Falls Church	VA	6,200	1,259	6,975	—	179	—		—		1,259	7,154	8,413	448	Jul-05
Fred Oaks Rd	VA	5,100	2,067	4,261	—	91	—		—		2,067	4,352	6,419	291	Jul-05
West Broad	VA	5,723	2,305	5,467	—	49	—		—		2,305	5,516	7,821	478	Aug-04
Lakewood	WA	4,600	1,917	5,256	—	89	—		—		1,917	5,345	7,262	254	Feb-06
Lakewood	WA	4,597	1,389	4,780	—	124	—		—		1,389	4,904	6,293	234	Feb-06
Seattle	WA	7,400	2,727	7,241	—	120	—		—		2,727	7,361	10,088	467	Jul-05
Tacoma	WA	—	1,031	3,103	—	63	—		—		1,031	3,166	4,197	153	Feb-06
Miscellaneous other		(122)	849	2,202	—	1,570	—		—		849	3,772	4,621	1,133
Construction in progress		—	—	—	—	49,945	—		—		—	49,945	49,945	—
Intangible tenant relationships and lease rights		—	—	38,323	—	—	—		—		—	38,323	38,323	26,976

		$950,181	$464,072	$1,362,886	$71	$137,283	$481		$8,334		$464,624	$1,508,503	$1,973,127	$131,805

(a)
Adjustments relate to the acquistion of joint venture partners interests

(b)
Adjustment relates to partial disposition of land

(c)
Adjustment relates to complete disposition of land

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

        Activity in real estate facilities during the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Operating facilities
Balance at beginning of year	$1,475,674	$1,260,211	$723,275
Acquisitions	400,902	189,725	521,510
Improvements	17,679	12,445	3,977
Transfers from construction in progress	30,926	14,096	11,449
Dispositions and other	(1,999)	(803)	—

Balance at end of year	$1,923,182	$1,475,674	$1,260,211

Accumulated depreciation:
Balance at beginning of year	$93,619	$58,252	$28,339
Depreciation expense	38,186	35,367	29,913
Dispositions and other	—	—	—

Balance at end of year	$131,805	$93,619	$58,252

Construction in progress
Balance at beginning of year	$35,336	$10,719	$1,963
Current developent	45,764	38,915	22,005
Transfers to operating facilities	(30,926)	(14,096)	(11,449)
Dispositions and other	(229)	(202)	(1,800)

Balance at end of year	$49,945	$35,336	$10,719

Net real estate assets	$1,841,322	$1,417,391	$1,212,678

        The aggregate cost of real estate for U.S. federal income tax purposes is $1,923,182

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

(i)    Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We have a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee meets quarterly and reports directly to our Chief Executive Officer and Chief Financial Officer.

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

(ii)   Internal Control over Financial Reporting

(a)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

(b)   Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited Extra Space Storage Inc. (the "Company")'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statement of operations, redeemable units and members' and stockholders' equity, and cash flows for the year ended December 31, 2007 of Extra Space Storage Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 28, 2008

(c)   Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a- 15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On October 19, 2007, we entered into a new $100.0 million revolving line of credit (the "Credit Line") that matures October 31, 2010. We intend to use the proceeds of the Credit Line for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios. The Credit Line is collateralized by mortgages on certain real estate assets. As of December 31, 2007, the Credit Line had approximately $100.0 million of capacity based on the assets collateralizing the Credit Line. No amounts were outstanding on the Credit Line at December 31, 2007.

        On December 31, 2007, we entered into a subscription agreement (the "Subscription Agreement") and associated purchase agreements to acquire Extra Space Development ("ESD"), a related party, and its related assets for aggregate consideration of approximately $46.7 million, including approximately $21.5 million of cash and $25.2 million of assumed debt and other liabilities. As part of this transaction, we purchased (1) three wholly-owned properties located in California, Connecticut, and Massachusetts, (2) a 70% ownership interest in a consolidated joint venture that owns one property located in California, (3) a 5% ownership interest in an unconsolidated joint venture that owns five properties located in California, and (4) a 10% ownership interest in an unconsolidated joint venture that owns six properties located in Florida, Illinois, Massachusetts, New York and Rhode Island. The independent members of our board of directors reviewed and approved the acquisition of ESD.

        As described in our previous filings with the Securities and Exchange Commission, we had management agreements to manage these self storage properties for ESD in exchange for a 6% management fee. For the year ended December 31, 2007, we received $0.7 million from ESD for property management services in 2007. ESD was owned by third-party individuals as well as by executive officers and directors in the following approximate percentages: Spencer Kirk, President and Director (33%), Kenneth M. Woolley, Chairman and Chief Executive Officer (33%), Richard S. Tanner, Senior Vice President, Development (7%), Kent Christensen, Executive Vice President and Chief Financial Officer (3%), and Charles L. Allen, Executive Vice President and Chief Legal Officer (2%).

        The foregoing description of the Credit Line and acquisition of ESD does not purport to be complete and is qualified in its entirety by reference to the complete text of the Credit Line and Subscription Agreement, which are filed as exhibits to this report and incorporated herein by reference.

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

        Information required by this item is incorporated by reference to the information set forth under the captions "Item 1—Election of Directors," "Executive Officers," "Information about the Board of Directors and its Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

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

Item 11.    Executive Compensation

        Information with respect to executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions "Voting—Principal Stockholders," "Security Ownership of Directors and Officers" and "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions "Information about the Board of Directors and its Committees" and "Certain Relationships and Related Transactions" in our Proxy Statement to

be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 14.    Principal Accountant Fees and Services

        Information with respect to principal accountant fees and services is incorporated by reference to the information set forth under the caption "Item 2. Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

          (1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—"Financial Statements and Supplementary Data" of this Annual Report on 10-K and reference is made thereto.

          (3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated May 5, 2005 by and among Security Capital Self Storage Incorporated, as seller and Extra Space Storage LLC, PRISA Self Storage LLC, PRISA II Self Storage LLC, PRISA III Self Storage LLC, VRS Self Storage LLC, WCOT Self Storage LLC and Extra Space Storage LP, as purchaser parties and The Prudential Insurance Company of America (incorporated by reference from Exhibit 2.1 of Form 8-K filed on May 11, 2005).
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)
3.2	Articles of Amendment dated September 28, 2007 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 3, 2007).
3.3	Bylaws of Extra Space Storage Inc.(1)
3.4	Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 26, 2007).
3.5	Declaration of Trust of ESS Holdings Business Trust I.(1)
3.6	Declaration of Trust of ESS Holdings Business Trust II.(1)
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
4.5
Indenture, dated March 27, 2007 among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, N.A., as trustee, including the form of 3.625% Exchangeable Senior Notes due 2027 and form of guarantee (incorporated by reference from Exhibit 4.1 of Form 8-K filed on March 28, 2007).
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
10.16	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (Incorporated by reference from Exhibit 10.16 of Form 10-K filed on March 15, 2005).
10.17	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.18	Purchase Agreement, by and between Extra Space Storage LLC and Fidelity Management Trust Company.(1)
10.19	Membership Interest Purchase Agreement, dated April 27, 2004, by and between Extra Space Storage LLC and Strategic Performance Fund-II, Inc.(1)
10.20	Promissory Note dated April 28, 2004 from Extra Space Storage payable to Strategic Performance Fund-II, Inc.(1)
10.21	Purchase and Sale Agreement, by and between Extra Space Storage LLC and Extra Space West One LLC.(1)

10.22	Extra Space Storage Non-Employee Director Plan (incorporated by reference from Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).
10.23	Purchase Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.24	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
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
10.28	Employment Agreement, dated July 26, 2006, by and between Extra Space Storage Inc. and Karl Haas (incorporated by reference from Exhibit 10.28 of Form 10-K/A filed on March 22, 2007).
10.29
Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 28, 2007).
10.30
Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 18, 2007).
10.31	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.32	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).
10.33	Form of Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 26, 2007).
10.34
First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A Units, dated September 28, 2007, among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).
10.35	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.2 of Form 10-Q filed on November 7, 2007).

10.36	First Amendment to Extra Space Storage Inc. 2004 Long Term Incentive Plan (incorporated by reference from Exhibit 10.3 of Form 10-Q filed on November 7, 2007).
10.37	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.38	Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007(2)
10.39	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC(2)
14.0	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-K filed on March 15, 2005).
21.1	Subsidiaries of the Company(2)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

(2)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008	EXTRA SPACE STORAGE INC.
	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2008	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 29, 2008	By:	/s/ KENT W. CHRISTENSEN Kent W. Christensen Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 29, 2008	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Senior Vice President Finance and Accounting (Principal Accounting Officer)
Date: February 29, 2008	By:	/s/ SPENCER F. KIRK Spencer F. Kirk President and Director
Date: February 29, 2008	By:	/s/ JOSEPH D. MARGOLIS Joseph D. Margolis Director
Date: February 29, 2008	By:	/s/ ROGER B. PORTER Roger B. Porter Director
Date: February 29, 2008	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director