Form 10-Q
period 2008-03-31
Extra Space Storage Inc.
filed 2008-05-07
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2008 was 66,449,472.

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

•

the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts, or REITs, which could increase our expenses and reduce our cash available for distribution;

•	recent disruptions in credit and financial markets and resulting difficulties in raising capital at reasonable rates, which could impede our ability to grow;

•	delays in the development and construction process, which could adversely affect our profitability; and

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,788,625	$1,791,377
Real estate under development	64,533	49,945
Net real estate assets	1,853,158	1,841,322

Investments in real estate ventures	94,711	95,169
Cash and cash equivalents	21,010	17,377
Investments available for sale	—	21,812
Restricted cash	34,213	34,449
Receivables from related parties and affiliated real estate joint ventures	9,529	7,386
Other assets, net	36,663	36,560
Total assets	$2,049,284	$2,054,075

Liabilities, Minority Interests and Stockholders’ Equity:
Notes payable	$951,402	$950,181
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	250,000	250,000
Line of credit	—	—
Accounts payable and accrued expenses	34,787	31,346
Other liabilities	17,969	18,055
Total liabilities	1,373,748	1,369,172

Minority interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,612	30,041
Minority interest in Operating Partnership	33,371	35,135
Other minority interests	(333)	(194)

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 66,437,222 and 65,784,274 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	664	658
Paid-in capital	827,474	826,026
Other comprehensive deficit	—	(1,415)
Accumulated deficit	(215,252)	(205,348)
Total stockholders’ equity	612,886	619,921
Total liabilities, minority interests and stockholders’ equity	$2,049,284	$2,054,075

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2008	2007

Revenues:
Property rental	$57,024	$46,231
Management and franchise fees	5,077	5,208
Tenant insurance	3,478	2,143
Other income	128	194
Total revenues	65,707	53,776

Expenses:
Property operations	20,641	16,896
Tenant insurance	1,162	973
Unrecovered development and acquisition costs	164	250
General and administrative	10,179	9,240
Depreciation and amortization	11,581	8,796
Total expenses	43,727	36,155

Income before interest, equity in earnings of real estate ventures, loss on investments available for sale and minority interests	21,980	17,621

Interest expense	(16,354)	(13,396)
Interest income	425	1,448
Interest income on note receivable from Preferred Unit holder	1,213	—
Equity in earnings of real estate ventures	1,222	1,197
Loss on sale of investments available for sale	(1,415)	—
Minority interest - Operating Partnership	(510)	(384)
Minority interests - other	139	(16)
Net income	$6,700	$6,470

Net income per common share
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

Weighted average number of shares
Basic	65,825,022	64,058,756
Diluted	71,359,324	68,786,185

Cash dividends paid per common share	$0.25	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income (Deficit)	Deficit	Equity
Balances at December 31, 2007	65,784,274	$658	$826,026	$(1,415)	$(205,348)	$619,921
Issuance of common stock upon the exercise of options	49,125	—	634	—	—	634
Restricted stock grants issued	171,800	2	—	—	—	2
Restricted stock grants cancelled	(860)	—	—	—	—	—
Conversion of Contingent Conversion shares to common stock	432,883	4	—	—	—	4
Compensation expense related to stock-based awards	—	—	800	—	—	800
Comprehensive income:
Net income	—	—	—	—	6,700	6,700
Loss on sale of investments available for sale	—	—	—	1,415	—	1,415
Total comprehensive income						8,115
Tax benefit from exercise of common stock options	—	—	14	—	—	14
Dividends paid on common stock at $0.25 per share	—	—	—	—	(16,604)	(16,604)
Balances at March 31, 2008	66,437,222	$664	$827,474	$—	$(215,252)	$612,886

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$6,700	$6,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,581	8,796
Amortization of deferred financing costs	861	632
Loss on sale of investments available for sale	1,415	—
Stock compensation expense	800	436
Income allocated to minority interests	371	400
Distributions from real estate ventures in excess of earnings	1,224	681
Changes in operating assets and liabilities:
Receivables from related parties	(2,143)	9,914
Other assets	(947)	4,095
Accounts payable	3,441	(3,899)
Other liabilities	896	(1,863)
Net cash provided by operating activities	24,199	25,662

Cash flows from investing activities:
Acquisition of real estate assets	(8,327)	(34,709)
Development and construction of real estate assets	(14,588)	(6,926)
Investments in real estate ventures	(766)	(5,583)
Net proceeds from (purchases of) investments available for sale	21,812	(286,360)
Change in restricted cash	236	(1,812)
Purchase of equipment and fixtures	(347)	(259)
Net cash used in investing activities	(1,980)	(335,649)

Cash flows from financing activities:
Proceeds from exchangeable senior notes	—	250,000
Proceeds from notes payable, notes payable to trusts and line of credit	1,182	45,454
Principal payments on notes payable and line of credit	(1,082)	(692)
Deferred financing costs	(13)	(5,676)
Net proceeds from exercise of stock options	634	732
Dividends paid on common stock	(16,604)	(14,618)
Distributions to Operating Partnership units held by minority interest	(2,703)	(903)
Net cash (used in) provided by financing activities	(18,586)	274,297
Net increase (decrease) in cash and cash equivalents	3,633	(35,690)
Cash and cash equivalents, beginning of the period	17,377	70,801
Cash and cash equivalents, end of the period	$21,010	$35,111

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$11,271	$12,018

Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$—	$502
Investment in real estate ventures	—	(502)

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Amounts in thousands, except property, share and per share data

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At March 31, 2008, the Company had direct and indirect equity interests in 607 storage facilities located in 33 states and Washington, D.C.  In addition, the Company managed 47 properties for franchisees and third parties, bringing the total number of properties which it owns and/or manages to 654.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain amounts in the 2007 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation.  Such reclassification did not impact previously reported net income or accumulated deficit.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Statement of Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”).  The FSP amends FAS 157 to delay the effective date for FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For items within that scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company adopted FAS 157 effective January 1, 2008, except as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis as allowed under the FSP.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“FAS 159”).  Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company adopted FAS 159 effective January 1, 2008, but did not elect to measure any additional financial assets or liabilities at fair value.

In December 2007, the FASB issued revised Statement No. 141, “Business Combinations” (“FAS 141(R)”).  FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed.  Generally, assets acquired and liabilities assumed in a transaction will be recorded at the acquisition-date fair value with limited exceptions.  FAS 141(R) will also change the accounting treatment and disclosure for certain specific items in a business combination.  FAS 141(R) applies proactively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  The Company will assess the impact of FAS 141(R) if and when future acquisitions occur.  However, the application of FAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not currently expect the adoption of FAS 160 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  FAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoptions. The Company is currently evaluating whether the adoption of FAS 161 will have an impact on its financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110, which is effective January 1, 2008 and amends and replaces SAB No. 107, “Share-Based Payment”. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB No. 110 did not have a significant effect on the Company’s financial statements.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other assets (liabilities) - Swap Agreement	997	—	—	997
Total	$997	$—	$—	$997

Following is a reconciliation of the beginning and ending balances for the Company’s investments available for sale, which were the Company’s only material assets or liabilities that are remeasured on a recurring basis using significant unobservable inputs (Level 3):

Balance as of December 31, 2007	$21,812
Total gains or losses (realized/unrealized)
Included in earnings	(1,415)
Included in other comprehensive income	1,415
Settlements received in cash	(21,812)
Balance as of March 31, 2008	$—

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets held for use are evaluated for impairment when events or circumstances indicate there may be impairment.  When such an event occurs, the Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets.  An impairment loss is recorded if the net carrying value of the assets exceeds the undiscounted future net operating cash flows attributable to the asset.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  The Company has determined that no property was impaired and therefore no impairment charges were recorded during the three months ended March 31, 2008 or 2007.

When real estate assets are identified as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs.  If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, then a valuation allowance is established.  The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented.  The Company did not have any properties classified as held for sale at March 31, 2008.

The Company assesses whether there are any indicators that the value of its investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate there may be an impairment.  An investment is impaired if the Company’s estimate of the fair value of the investment is less than its carrying value.  To the extent impairment has occurred, and is considered to be other-than-temporary, the loss is measured as the excess of the carrying amount over the fair value of the investment.  No impairment charges were recognized for the three months ended March 31, 2008 or 2007.

There were no impaired properties or investments in unconsolidated real estate ventures or any real estate assets identified as held for sale during the three months ended March 31, 2008. Therefore, the Company did not make any nonrecurring fair value measurements during the period.

3.              NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares (“CCSs”), Contingent Conversion Units (“CCUs”), exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, or reduce earnings per share, are included.

The Company’s Operating Partnership has $250,000 of exchangeable senior notes issued and outstanding that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at March 31, 2008, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the first quarter of 2008; therefore holders of the exchangeable senior notes may not elect to convert them during the second quarter of 2008.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FASB Statement No. 128 “Earnings per Share,” (“FAS 128”) requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at March 31, 2008 because there was no excess over the accreted principal for the period.

For the purposes of computing the diluted impact on earnings per share of the potential conversion of Preferred OP units into common shares, where the Company has the option to redeem in cash or shares as discussed in Note 14 and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Preferred OP units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by paragraph 29 of FAS 128.

For the three months ended March 31, 2008 and 2007, options to purchase approximately 1,441,469 and 89,642 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The computation of net income per share is as follows:

	For the Three Months Ended March 31,
	2008	2007
Net income	$6,700	$6,470
Add:
Income allocated to minority interest - Operating Partnership	510	384
Net income for diluted computations	$7,210	$6,854

Weighted average common shares oustanding:
Average number of common shares outstanding - basic	65,825,022	64,058,756
Operating Partnership units	4,072,857	3,810,261
Preferred Operating Partnership units	989,980	—
Dilutive stock options, restricted stock and CCS/CCU conversions	471,465	917,168
Average number of common shares outstanding - diluted	71,359,324	68,786,185

Net income per common share
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	March 31, 2008	December 31, 2007

Land	$471,002	$464,624
Buildings and improvements	1,422,185	1,420,235
Intangible assets - tenant relationships	32,173	32,173
Intangible lease rights	6,150	6,150
	1,931,510	1,923,182
Less: accumulated depreciation and amortization	(142,885)	(131,805)
Net operating real estate assets	1,788,625	1,791,377
Real estate under development	64,533	49,945
Net real estate assets	$1,853,158	$1,841,322

5.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	March 31, 2008	December 31, 2007

Extra Space West One LLC (“ESW”)	5%	40%	$1,750	$1,804
Extra Space West Two LLC (“ESW II”)	5%	40%	4,976	5,019
Extra Space Northern Properties Six, LLC (“ESNPS”)	10%	35%	1,588	1,642
Extra Space of Santa Monica LLC (“ESSM”)	41%	41%	5,203	5,138
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	4,185	4,189
PRISA Self Storage LLC (“PRISA”)	2%	17%	12,686	12,732
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	10,573	10,608
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	4,341	4,405
VRS Self Storage LLC (“VRS”)	5%	20%	4,489	4,515
WCOT Self Storage LLC (“WCOT”)	5%	20%	5,393	5,211
Storage Portfolio I, LLC (“SP I”)	25%	40%	18,288	18,567
Storage Portfolio Bravo II (“SPB II”)	20%	25-45%	14,615	14,785
U-Storage de Mexico S.A. and related entities (“U-Storage”)	35-40%	35-40%	5,290	4,891
Other minority owned properties	10-50%	10-50%	1,334	1,663
			$94,711	$95,169

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended March 31,
	2008	2007

Equity in earnings of ESW	$322	$348
Equity in earnings (losses) of ESW II	(17)	—
Equity in earnings of ESNPS	55	46
Equity in earnings of Clarendon	91	98
Equity in earnings of PRISA	176	170
Equity in earnings of PRISA II	148	130
Equity in earnings of PRISA III	72	63
Equity in earnings of VRS	64	61
Equity in earnings of WCOT	75	70
Equity in earnings of SP I	260	204
Equity in earnings of SPB II	172	189
Equity in earnings (losses) of U-Storage	(73)	—
Equity in earnings (losses) of other minority owned properties	(123)	(182)
	$1,222	$1,197

Equity in earnings (losses) of ESW II, SP I and SPB II include the amortization of the Company’s excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

6.              INVESTMENTS AVAILABLE-FOR-SALE

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires securities classified as “available for sale” to be stated at fair value. Adjustments to fair value of available for sale securities are recorded as a component of other comprehensive loss.  A decline in the market value of equity securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  The Company’s investments available-for-sale have generally consisted of non mortgage-backed auction rate securities (“ARS”).  ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.  This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holding by selling their securities at par.

The recent uncertainties in the credit markets had prevented the Company and other investors from liquidating their holdings of ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.  As a result, during the year ended December 31, 2007, the Company recognized an other-than-temporary impairment charge of $1,213 and temporary impairment charge of $1,415, which reduced the carrying value of the Company’s investments in ARS to $21,812 as of December 31, 2007.  On February 29, 2008, the Company liquidated its holdings of ARS for $21,812 in cash.  As a result of this settlement, the Company recognized $1,415 of the amount that was previously classified as a temporary impairment as loss on sale of investments available for sale through earnings.  The Company had no investments in ARS as of March 31, 2008.

7.              OTHER ASSETS

The components of other assets are summarized as follows:

	March 31, 2008	December 31, 2007

Equipment and fixtures	$12,246	$11,899
Accumulated depreciation	(8,871)	(8,364)
Deferred financing costs, net	14,679	15,534
Prepaid expenses and deposits	5,277	5,162
Accounts receivable, net	8,234	8,516
Fair value of interest rate swap	997	—
Investments in Trusts	3,590	3,590
Other	511	223
	$36,663	$36,560

8.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	March 31, 2008	December 31, 2007
Fixed Rate

Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 8.33%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 21, 2009 and January 1, 2023.	$824,274	$825,326

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 0.66% (3.35% and 5.25% at March 31, 2008 and December 31, 2007, respectively) and LIBOR plus 2.50% (5.20% and 7.10% at March 31, 2008 and December 31, 2007, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between July 11, 2008 and March 1, 2011.	127,128	124,855

	$951,402	$950,181

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at March 31, 2008.

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

The estimated fair value of the Swap Agreement at March 31, 2008 was reflected as an other asset of $997.  The estimated fair value of the Swap Agreement at December 31, 2007 was reflected as an other liability of $125.  The fair value of the Swap Agreement is determined through observable prices in active markets for identical agreements.  For the three months ended March 31, 2008 and 2007, interest expense has been increased by $112 and $261, respectively, as a result of the Swap Agreement.

On August 31, 2007, as part of the acquisition of a partner’s joint venture interest in seven properties, the Company assumed an interest rate cap agreement related to the assumption of the loan on these properties.  The Company has designated the interest rate cap agreement as a cash flow hedge of the interest payments resulting from an increase in the interest rates above the rates designated in the interest rate cap agreement.  The interest rate cap agreement will allow increases in interest payments based on an increase in the LIBOR rate above the capped rates (5.19% from 1/1/2007 to 12/31/2007 and 5.48% from 1/1/2008 through 12/31/2008) on $23,340 of floating rate debt to be offset by the value of the interest rate cap agreement.  The estimated fair value of the interest rate cap at the assumption date was not material and no asset or liability was recorded.  The fair value of the interest rate cap at March 31, 2008 and December 31, 2007 was also not material.  The fair value of the interest rate cap is determined through observable prices in active markets for identical agreements.

9.              NOTES PAYABLE TO TRUSTS

During July 2005, ESS Statutory Trust III (the “Trust III”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40,000 of preferred securities which mature on July 31, 2035. In addition, the Trust III issued 1,238 of Trust common securities to the Operating Partnership for a purchase price of $1,238. On July 27, 2005, the proceeds from the sale of the preferred and common securities of $41,238 were loaned in the form of a note to the Operating Partnership (“Note 3”). Note 3 has a fixed rate of 6.91% through July 31, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 3, payable quarterly, will be used by the Trust III to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after July 27, 2010.

During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $41,000 of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1,269. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42,269 were loaned in the form of a note to the Operating Partnership (“Note 2”). Note 2 has a fixed rate of 6.67% through June 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083 were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

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

10.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,100. These costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of March 31, 2008. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 42.5822 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

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

The Company has considered whether the exchange settlement feature represents an embedded derivative within the debt instrument under the guidance of FASB Statement No. 133: “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), EITF Issue 90-19: “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion,” and EITF

Issue No. 01-6: “The Meaning of “Indexed to a Company’s Own Stock”“ that would require bifurcation (i.e. separate accounting of the note and the exchange settlement feature).  The Company has concluded that the exchange settlement feature has satisfied the exemption in FAS 133 because it is indexed to the Company’s own common stock and would otherwise be classified in stockholders’ equity, among other considerations.  Accordingly, the Notes are presented as a single debt instrument (often referred to as “Instrument C” in EITF 90-19) in accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” due to the inseparability of the debt and the exchange settlement.

11.       LINE OF CREDIT

On October 19, 2007, the Operating Partnership entered into a new $100,000 revolving line of credit (the “Credit Line”) that matures October 31, 2010.  The Company intends to use the proceeds of the Credit Line for general corporate purposes.  The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company.  The Credit Line is collateralized by mortgages on certain real estate assets.  As of March 31, 2008, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.  No amounts were outstanding on the Credit Line at March 31, 2008 or December 31, 2007.  The Company is subject to certain restrictive covenants relating to the Credit Line.  The Company was in compliance with all covenants as of March 31, 2008.

12.       OTHER LIABILTIES

The components of other liabilities are summarized as follows:

	March 31, 2008	December 31, 2007

Deferred rental income	$12,212	$11,805
Security deposits	362	383
SUSA lease obligation liability	2,603	2,592
Fair value of interest rate swap	—	125
Other miscellaneous liabilities	2,792	3,150
	$17,969	$18,055

13.       RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services for certain joint ventures, franchises, third parties and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from properties for the management of operations at the self-storage facilities.  Management fee revenues for related parties and affiliated real estate joint ventures are summarized as follows:

		Three months ended March 31,
Entity	Type	2008	2007

ESW	Affiliated real estate joint ventures	$108	$109
ESW II	Affiliated real estate joint ventures	75	—
ESNPS	Affiliated real estate joint ventures	114	107
PRISA	Affiliated real estate joint ventures	1,263	1,301
PRISA II	Affiliated real estate joint ventures	1,031	1,042
PRISA III	Affiliated real estate joint ventures	443	468
VRS	Affiliated real estate joint ventures	292	285
WCOT	Affiliated real estate joint ventures	384	381
SP I	Affiliated real estate joint ventures	320	310
SPB II	Affiliated real estate joint ventures	255	262
Various	Franchisees, third parties and other	792	943
		$5,077	$5,208

Effective January 1, 2004, the Company entered into a license agreement with Centershift, a related party software provider, to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the

Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $169 and $189 for the three months ended March 31, 2008 and 2007, respectively, relating to the purchase of software and to license agreements.

Related party and affiliated real estate joint ventures balances are summarized as follows:

	March 31, 2008	December 31, 2007
Receivables:
Development fees	$1,498	$1,501
Other receivables from properties	8,031	5,885
	$9,529	$7,386

Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the managed properties.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at March 31, 2008 or December 31, 2007.

14.       MINORITY INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the “Properties”) in exchange for the issuance of newly designated Preferred OP units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

On June 25 and 26, 2007, nine of the ten properties were contributed to the Operating Partnership in exchange for consideration totaling $137,800. Preferred OP units totaling 909,075, with a value of $121,700, were issued along with the assumption of approximately $14,200 of third-party debt, of which $11,400 was paid off at close. The final property was contributed on August 1, 2007 in exchange for consideration totaling $14,700. 80,905 Preferred OP units with a value of $9,800 were issued along with $4,900 of cash.

On June 25, 2007, the Operating Partnership loaned the holders of the Preferred OP units $100,000. The note receivable bears interest at 4.85%, and is due September 1, 2017. The loan is secured by the borrower’s Preferred OP units. The holders of the Preferred OP units can convert up to 114.5 million Preferred OP units prior to the maturity date of the loan. If any redemption in excess of 114.5 million Preferred OP units occurs prior to the maturity date, the holder of the Preferred OP units is required to repay the loan as of the date of that Preferred OP unit redemption. Preferred OP units are shown on the balance sheet net of the $100,000 loan under the guidance in EITF No. 85-1, “Classifying Notes Receivable for Capital,” because the borrower under the loan receivable is also the holder of the Preferred OP units.

The Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the Preferred OP units. The Preferred OP units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

Under the Partnership Agreement, Preferred OP units in the amount of $115,000 bear a fixed priority return of 5% and have a fixed liquidation value of $115,000. The remaining balance will participate in distributions with and have a liquidation value equal to that of the common OP units. The Preferred OP units will be redeemable at the option of the holder on or after September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

At issuance, in accordance with SFAS 133: “Accounting for Derivative Instruments and Hedging Activities”, SFAS 150: “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”,  EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”,  EITF Topic D-109: “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133”: and Accounting Series Release  (“ASR”) No. 268: “Presentation in Financial Statements of “Redeemable Preferred Stocks,” from inception through September 28, 2007 (the date of the amendment discussed below), the Preferred OP units were classified as a hybrid instrument such that the value of the units associated with the fixed return were classified in mezzanine after total liabilities on the balance sheet and before stockholders’ equity. The remaining balance that participates in distributions equal to that of common OP units had been identified as an embedded derivative and had been classified as a liability on the balance sheet and recorded at fair value on a quarterly basis with any adjustment being recorded through earnings. For the year ended December 31, 2007, the fair value adjustment associated with the embedded derivative was $1,054.

On September 28, 2007, the Operating Partnership entered into an amendment to the Contribution Agreement (the “Amendment”). Pursuant to the Amendment, the maximum number of shares that can be issued upon redemption of the Preferred OP units was set at 116 million, after which the Company will have no further obligations with respect to the redeemed or any other remaining Preferred OP units. As a result of the Amendment, and in accordance with the above referenced guidance, the Preferred OP units are no longer considered a hybrid instrument and the previously identified embedded derivative no longer requires bifurcation and is considered permanent equity of the Operating Partnership.  The Preferred OP units are included on the consolidated balance sheet as the minority interest represented by Preferred OP units, and no recurring fair value measurements are required subsequent to the date of the Amendment.

15.       MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 92.92% majority ownership interest therein as of March 31, 2008. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 7.08% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company.

The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or CCUs. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten day average closing stock price at March 31, 2008 was $16.51 and there were 4,072,857 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP units on March 31, 2008 and the Company elected to pay the non-controlling members cash, the Company would have paid $67,243 in cash consideration to redeem the OP units.

As of March 31, 2008, the Operating Partnership had 4,072,857 and 107,163 OP units and CCUs outstanding, respectively.

Unlike the OP units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, all or a portion of the CCUs will be automatically converted into OP units. Initially, each CCU will be convertible on a one-for-one basis into OP units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs will be converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to OP units will be equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600. If any CCU remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs will be cancelled.

While any CCUs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned properties.

As of March 31, 2008, there were 92,883 CCUs converted to OP units.  Based on the performance of the properties as of March 31, 2008, an additional 17,915 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCUs on May 1, 2008 as per the Company’s charter, and the OP units were issued on May 5, 2008.

16.  STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2008, 66,437,222 shares of common stock were issued and outstanding, 2,083,232 CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All holders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

Unlike the Company’s shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, all or a portion of the CCSs will be automatically converted into shares of the Company’s common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company will calculate the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs will be converted so that the total percentage (not to exceed 100%) of CCSs issued in connection with the formation transactions that have been converted to common stock will be equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600. If any CCS remains unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs will be cancelled and restored to the status of authorized but unissued shares of common stock.

While any CCSs remain outstanding, a majority of the Company’s independent directors must review and approve the net operating income calculation for each measurement period and also must approve any sales of any of the 14 wholly-owned properties.

As of March 31, 2008, there were 1,805,611 CCSs converted to common stock.  Based on the performance of the properties as of March 31, 2008, an additional 348,274 CCSs became eligible for conversion.  The board of directors approved the conversion of these CCSs on May 1, 2008 as per the Company’s charter, and the shares were issued on May 5, 2008.

17.  STOCK-BASED COMPENSATION

The Company has the following two stock option plans under which shares were available for grant at March 31, 2008: 1) the 2004 Long-Term Incentive Compensation Plan, and 2) the 2004 Non-Employee Directors’ Share Plan (together, the “Plans”).  Option grants are issued at the closing price of stock on the date of grant.  Each option will be exercisable after the period or periods specified in the award agreement (typically four years), which will generally not exceed 10 years from the date of grant. Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter.  Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, options shall vest ratably over a four-year period beginning on the date of grant.

Also as defined under the terms of the Plans, restricted stock grants may be awarded.  The stock grants are subject to a performance or vesting period over which the restrictions are lifted and the stock certificates are given to the grantee.  During the performance or vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plans, however the grantee has the ability to vote the shares and receive dividends paid on the shares.  The forfeiture and transfer restrictions on the shares lapse over a two to four-year period beginning on the date of grant.

Option Grants to Employees

As of March 31, 2008, 5,023,743 shares were available for issuance under the Plans.  A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of March 31, 2008
Outstanding at December 31, 2007	2,651,718	$14.54
Granted	215,000	14.61
Exercised	(49,125)	12.92
Forfeited	(19,500)	14.11
Outstanding at March 31, 2008	2,798,093	$14.58	7.38	$5,537
Vested and Expected to Vest	2,489,428	$14.42	7.24	$5,190
Ending Exercisable	1,359,207	$13.85	6.81	$3,370

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007

Expected volatility	25%	24%
Dividend yield	6.5%	6.0%
Risk-free interest rate	2.7%	4.6%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term.  The forfeiture rate, which is estimated at a weighted-average of 19.72% of unvested options outstanding as of March 31, 2008, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded $262 and $223, respectively, of compensation expense relating to outstanding options during the three months ended March 31, 2008 and 2007.  Exercise of options during the three months ended March 31, 2008 and 2007 resulted in cash receipts of $666 and $838, respectively. At March 31, 2008, there was $1,071 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.93 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at March 31, 2008, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Common Stock Granted to Employees and Directors

For the three months ended March 31, 2008 and 2007, the Company granted 171,800 and 30,800 shares, respectively of common stock to certain employees, without monetary consideration under the Plans.  The Company recorded $538 and $213 of compensation expense related to outstanding shares of common stock granted to employees during the three months ended March 31, 2008 and 2007, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted- Average Grant- Date Fair Value
Unreleased at December 31, 2007	211,972	$17.23
Granted	171,800	14.61
Released	(42,775)	16.15
Cancelled	(860)	17.96
Unreleased at March 31, 2008	340,137	$16.07

18.  SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	March 31, 2008	December 31, 2007
Balance Sheet
Investment in real estate ventures
Rental operations	$94,711	$95,169

Total assets
Property management, acquisition and development	$387,378	$385,394
Rental operations	1,661,906	1,668,681
	$2,049,284	$2,054,075

	Three months ended March 31,
	2008	2007
Statement of Operations
Total revenues
Property management, acquisition and development	$8,683	$7,545
Rental operations	57,024	46,231
	$65,707	$53,776

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$11,856	$10,725
Rental operations	31,871	25,430
	$43,727	$36,155

Income (loss) before interest, loss on sale of investments available for sale, minority interests and equity in earnings of real estate ventures
Property management, acquisition and development	$(3,173)	$(3,180)
Rental operations	25,153	20,801
	$21,980	$17,621

Interest expense
Property management, acquisition and development	$(348)	$(162)
Rental operations	(16,006)	(13,234)
	$(16,354)	$(13,396)

Interest income
Property management, acquisition and development	$425	$1,448

Interest income on note receivable from Preferred Unit holder
Property management, acquisition and development	$1,213	$—

Equity in earnings of real estate ventures
Rental operations	$1,222	$1,197

Loss on sale of investments available for sale
Property management, acquisition and development	$(1,415)	$—

Minority interests - Operating Partnership and other
Property management, acquisition and development	$(371)	$(400)

Net income (loss)
Property management, acquisition and development	$(3,669)	$(2,294)
Rental operations	10,369	8,764
	$6,700	$6,470

Depreciation and amortization expense
Property management, acquisition and development	$351	$262
Rental operations	11,230	8,534
	$11,581	$8,796

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(8,327)	$(34,709)

Development and construction of real estate assets
Property management, acquisition and development	$(14,588)	$(6,926)

19.  COMMITMENTS AND CONTINGENCIES

The Company has guaranteed three construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, Chicago, Illinois and Sacramento, California. These properties are owned by joint ventures in which the Company has between 10% and 50% equity interests. These guarantees were entered into in November 2004, July 2005 and August 2007, respectively. At March 31, 2008, the total amount of guaranteed mortgage debt relating to these joint ventures was $17,862. These mortgage loans mature December 1, 2008, July 28, 2008 and August 3, 2010, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at March 31, 2008 is $23,108. The Company has recorded no liability in relation to these guarantees as of March 31, 2008, as the fair value of the guarantees are not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantees is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of March 31, 2008, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

20.  INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.  At March 31, 2008, there were no material uncertain tax positions.

Interest and penalties related to uncertain tax positions will be recognized in income tax expense, when incurred. As of March 31, 2008, the Company had no interest and penalties related to uncertain tax positions.

The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Extra Space Storage Inc.
Management’s Discussion and Analysis
Amounts in thousands, except property and per share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2007. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” Amounts are in thousands (except property, share and per share data and unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited Condensed Consolidated Financial Statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our notes to the unaudited Consolidated Financial Statements contained elsewhere in this report and the Audited Financial Statements contained in our Form 10-K for the year ended December 31, 2007 describe the significant accounting policies essential to our unaudited Condensed Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Statement of Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date for FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within that scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted FAS 157 effective January 1, 2008, except as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis as allowed under the FSP. We have reviewed each major category of assets and liabilities that are measured at fair value and made the necessary disclosures in the notes to our financial statements relating to our investments available for sale and the value of the swap agreement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. We adopted FAS 159 effective January 1, 2008, but did not elect to measure any additional financial assets or liabilities at fair value.

In December 2007, the FASB issued revised Statement No. 141, “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed. Generally, assets acquired and liabilities assumed in a transaction will be recorded at the acquisition-date fair value with limited exceptions. FAS 141(R) will also change the accounting treatment and disclosure for certain specific items in a business combination. FAS 141(R) applies proactively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We will assess the impact of FAS 141(R) if and when future acquisitions occur. However, the application of FAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of FAS 160 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages but does not require comparative disclosures for earlier periods at initial adoptions. We are currently evaluating whether the adoption of SFAS No. 161 will have an impact on our financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110, which, effective January 1, 2008, amends and replaces SAB No. 107, “Share-Based Payment”. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB No. 110 did not have a significant effect on our financial statements.

OVERVIEW

We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor company to own, operate, manage, acquire and develop self-storage properties. We derive a majority of our revenues from rents received from tenants under existing leases at each of our self-storage properties. Additional revenue is derived from management and franchise fees from our joint venture, franchisee and managed properties.

We operate in competitive markets where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact our property results. We experience minor seasonal fluctuations in occupancy levels, with occupancy levels higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage space and on the ability of our tenants to make required rental payments. We believe we are able to respond quickly and effectively to changes in local, regional and national economic conditions by centrally adjusting rental rates through the combination of our revenue management team and our industry-leading technology systems.

We continue to evaluate a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

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

•

Focus on the acquisition of self-storage properties from strategic partners and third parties. Our acquisitions team will continue to pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, our status as an UPREIT enables flexibility when structuring deals.

•

Develop new self-storage properties. We have several joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline for the remainder of 2008 through 2009 includes 24 projects. The majority of the projects will be developed on a wholly-owned basis by the Company.

•

Expand our management business. We see our management business as a future acquisition pipeline. We expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Nineteen of the 39 acquisitions completed by us in 2007 came from this channel.

PROPERTIES

As of March 31, 2008, we owned or had ownership interests in 607 operating self-storage properties located in 33 states and Washington, D.C. Of these properties, 260 are wholly-owned and consolidated, two are held in joint ventures and consolidated and 345 are held in joint ventures accounted for using the equity method. In addition, we managed 47 properties for franchisees or third parties bringing the total numbers of properties which we own and/or manage to 654. We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites. As of March 31, 2008, we owned or had ownership interests in approximately 45 million square feet of space and had greater than 300,000 customers.

Approximately 70% of our properties are clustered around the larger population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of March 31, 2008, the median length of stay was approximately eleven months.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of March 31, 2008 and 2007. The information as of March 31, 2007 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2008 were under our control as of March 31, 2007.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2008(1)	Number of Units as of March 31, 2007	Net Rentable Square Feet as of March 31, 2008(2)	Net Rentable Square Feet as of March 31, 2007	Square Foot Occupancy % March 31, 2008	Square Foot Occupancy % March 31, 2007
Wholly-owned properties
Alabama	1	585	597	76,125	76,355	79.6%	71.7%
Arizona	4	2,264	2,261	279,893	279,300	89.3%	92.9%
California	44	36,272	36,308	3,474,873	3,468,228	83.4%	81.3%
Colorado	7	3,289	3,329	419,644	418,419	85.6%	85.5%
Connecticut	2	1,353	1,357	123,265	123,065	76.3%	76.3%
Florida	28	18,617	18,629	1,953,213	1,951,499	82.1%	84.9%
Georgia	12	6,446	6,456	835,486	835,578	84.9%	86.8%
Hawaii	2	2,873	2,856	150,036	154,426	80.5%	80.7%
Illinois	5	3,268	3,260	339,389	342,244	80.3%	79.4%
Indiana	1	589	589	62,250	62,250	87.3%	84.5%
Kansas	1	502	503	49,940	49,940	85.6%	89.1%
Kentucky	3	1,592	1,585	194,470	194,351	87.8%	88.1%
Louisiana	2	1,409	1,407	148,155	147,490	86.5%	93.3%
Maryland	9	7,444	7,447	795,494	794,631	83.1%	81.0%
Massachusetts	26	14,872	14,854	1,575,894	1,585,629	83.0%	80.1%
Michigan	2	1,034	1,046	133,346	134,722	88.0%	81.2%
Missouri	6	3,156	3,158	375,557	375,452	85.7%	82.1%
Nevada	2	1,257	1,238	132,365	130,915	86.6%	83.2%
New Hampshire	2	1,006	1,006	125,909	125,609	84.9%	81.0%
New Jersey	23	18,865	18,835	1,834,418	1,832,338	84.2%	82.9%
New Mexico	1	535	534	68,090	67,850	77.3%	93.0%
New York	8	7,178	7,247	487,073	487,329	79.2%	78.0%
Ohio	4	2,025	2,040	273,392	275,131	82.3%	85.1%
Oregon	1	765	763	103,450	103,290	92.3%	89.9%
Pennsylvania	8	6,148	6,130	635,950	641,800	82.3%	84.8%
Rhode Island	1	728	731	75,361	75,241	88.1%	81.7%
South Carolina	3	1,554	1,554	178,719	178,689	91.4%	88.7%
Tennessee	6	3,511	3,534	476,212	477,847	85.8%	84.8%
Texas	19	11,846	11,943	1,338,185	1,343,016	87.3%	86.2%
Utah	3	1,534	1,532	210,640	210,650	92.7%	93.5%
Virginia	4	2,891	2,890	272,699	272,713	83.2%	82.6%
Washington	4	2,538	2,535	305,815	305,795	85.4%	96.7%
Total Wholly-Owned Stabilized	244	167,946	168,154	17,505,308	17,521,792	84.0%	83.6%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2008(1)	Number of Units as of March 31, 2007	Net Rentable Square Feet as of March 31, 2008(2)	Net Rentable Square Feet as of March 31, 2007	Square Foot Occupancy % March 31, 2008	Square Foot Occupancy % March 31, 2007
Joint-venture properties
Alabama	3	1,708	1,702	205,613	205,473	86.9%	87.1%
Arizona	11	6,902	6,907	751,486	751,201	85.5%	92.7%
California	76	54,526	54,604	5,591,916	5,592,062	87.3%	86.1%
Colorado	2	1,332	1,335	158,213	158,113	81.8%	81.9%
Connecticut	8	5,985	5,980	691,342	689,764	76.3%	78.0%
Delaware	1	589	589	71,655	71,655	87.4%	83.6%
Florida	23	19,246	19,296	1,940,323	1,940,876	82.6%	83.6%
Georgia	3	1,889	1,896	246,926	247,126	79.2%	75.0%
Illinois	6	3,998	4,032	430,797	433,252	82.8%	79.1%
Indiana	8	3,153	3,141	406,503	405,903	84.5%	87.3%
Kansas	3	1,216	1,214	163,105	164,200	82.9%	83.0%
Kentucky	4	2,285	2,280	268,553	268,459	86.6%	82.1%
Maryland	13	10,218	10,219	1,013,143	1,012,798	84.4%	82.7%
Massachusetts	17	9,258	9,291	1,047,155	1,045,870	80.6%	80.5%
Michigan	10	5,952	5,961	784,013	783,612	86.0%	79.6%
Missouri	2	952	954	118,195	118,235	87.2%	77.3%
Nevada	7	4,642	4,645	620,649	620,678	84.9%	86.2%
New Hampshire	3	1,321	1,323	137,554	137,754	87.1%	83.1%
New Jersey	21	15,694	15,712	1,654,843	1,652,868	81.1%	83.3%
New Mexico	9	4,689	4,705	537,660	530,904	79.2%	83.6%
New York	21	22,146	22,089	1,718,274	1,715,086	86.5%	83.0%
Ohio	11	5,018	5,031	748,217	752,042	82.7%	84.1%
Oregon	2	1,292	1,290	136,980	137,140	89.3%	92.0%
Pennsylvania	10	7,216	7,239	762,894	764,724	85.0%	82.9%
Rhode Island	1	610	611	73,880	73,905	73.5%	67.9%
Tennessee	22	11,786	11,848	1,547,978	1,548,633	86.6%	85.1%
Texas	18	11,810	11,865	1,533,782	1,520,206	78.9%	77.4%
Utah	1	520	516	59,500	59,550	84.5%	92.5%
Virginia	16	11,284	11,267	1,191,948	1,190,989	84.2%	81.1%
Washington	1	551	551	62,730	62,730	92.3%	84.1%
Washington, DC	1	1,536	1,536	102,003	101,990	91.0%	89.3%
Total Stabilized Joint-Ventures	334	229,324	229,629	24,777,830	24,757,798	84.2%	83.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2008(1)	Number of Units as of March 31, 2007	Net Rentable Square Feet as of March 31, 2008(2)	Net Rentable Square Feet as of March 31, 2007	Square Foot Occupancy % March 31, 2008	Square Foot Occupancy % March 31, 2007
Managed properties
California	6	3,910	3,941	488,785	489,735	76.5%	75.9%
Colorado	1	513	513	56,240	56,240	89.6%	94.2%
Florida	2	1,227	1,225	108,941	108,675	86.2%	89.5%
Georgia	8	5,854	5,281	644,938	555,835	75.9%	84.0%
Maryland	3	3,242	3,135	278,877	258,601	80.7%	78.4%
Nevada	1	434	439	61,235	61,235	82.8%	81.6%
New Jersey	2	1,102	1,093	131,707	131,492	86.5%	90.6%
New Mexico	2	1,576	1,585	171,555	171,555	87.7%	87.3%
Pennsylvania	2	886	886	130,750	130,750	91.3%	88.5%
Tennessee	4	2,279	2,311	260,615	260,080	90.0%	81.9%
Texas	1	371	371	46,955	46,955	98.8%	99.4%
Utah	3	2,124	2,117	211,437	211,257	84.5%	76.4%
Washington, DC	2	1,255	1,255	111,759	111,759	81.9%	77.2%
Total Stabilized Managed Properties	37	24,773	24,152	2,703,794	2,594,169	82.0%	82.2%

Total Stabilized Properties	615	422,043	421,935	44,986,932	44,873,759	84.0%	83.5%

(1) Represents unit count as of March 31, 2008, which may differ from March 31, 2007 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2008, which may differ from March 31, 2007 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of March 31, 2008 and 2007. The information as of March 31, 2007 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2008 were under our control as of March 31, 2007.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2008(1)	Number of Units as of March 31, 2007	Net Rentable Square Feet as of March 31, 2008(2)	Net Rentable Square Feet as of March 31, 2007	Square Foot Occupancy % March 31, 2008	Square Foot Occupancy % March 31, 2007
Wholly-owned properties
Arizona	1	586	595	67,375	67,375	81.0%	62.0%
California	4	2,720	2,066	331,941	262,231	63.2%	52.4%
Connecticut	1	683	689	54,840	55,160	75.4%	62.4%
Florida	2	1,259	1,254	157,338	156,770	73.3%	64.4%
Illinois	1	718	—	79,250	—	17.9%	0.0%
Maryland	1	635	—	79,958	—	15.1%	0.0%
Massachusetts	3	2,450	2,442	209,704	211,052	58.4%	38.2%
Pennsylvania	1	422	424	46,930	47,060	74.4%	65.6%
South Carolina	1	513	513	67,045	67,045	88.9%	91.2%
Texas	1	617	617	64,650	64,650	80.5%	55.2%
Total Wholly-Owned Lease-up	16	10,603	8,600	1,159,031	931,343	61.8%	56.1%

Joint-venture properties
California	5	3,582	3,002	380,701	298,612	50.8%	36.3%
Florida	1	772	940	113,485	115,425	56.2%	9.2%
Illinois	3	2,493	2,525	264,397	264,832	70.0%	54.4%
Maryland	1	939	957	73,672	73,666	62.0%	35.9%
New Jersey	1	635	635	57,360	56,885	24.7%	4.0%
New York	1	1,574	1,578	115,840	116,235	79.5%	74.7%
Rhode Island	1	500	501	55,645	55,670	44.1%	34.7%
Total Lease-up Joint-Ventures	13	10,495	10,138	1,061,100	981,325	58.3%	40.6%

Managed properties
Florida	2	1,547	646	134,729	59,245	39.6%	57.3%
Georgia	2	978	1,031	115,240	115,365	77.7%	68.4%
Indiana	1	545	595	68,690	68,890	84.1%	66.1%
Massachusetts	3	2,796	2,150	260,919	190,244	47.6%	56.4%
New Jersey	1	862	863	78,030	78,195	34.9%	7.0%
Pennsylvania	1	1,129	—	104,850	—	15.3%	0.0%
Total Lease-up Managed	10	7,857	5,285	762,458	511,939	48.3%	53.0%

Total Lease-up Properties	39	28,955	24,023	2,982,589	2,424,607	57.1%	49.2%

(1) Represents unit count as of March 31, 2008, which may differ from March 31, 2007 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2008, which may differ from March 31, 2007 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2008 and 2007

Overview

Results for the three months ended March 31, 2008 include the operations of 607 properties (262 of which were consolidated and 345 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2007, which included the operations of 571 properties (224 of which were consolidated and 347 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Revenues:
Property rental	$57,024	$46,231	$10,793	23.3%
Management and franchise fees	5,077	5,208	(131)	(2.5)%
Tenant insurance	3,478	2,143	1,335	62.3%
Other income	128	194	(66)	(34.0)%
Total revenues	$65,707	$53,776	$11,931	22.2%

Property Rental — The increase in property rental revenue consists of $9,254 associated with acquisitions completed during 2007, $1,122 from rental rate increases at stabilized properties, and $417 from increases in occupancy and rental rates at lease-up properties.

Management and Franchise Fees — The decrease in management fees is due to a decrease in the total number of properties that we now manage, offset by an increase in revenues at our joint venture, franchise, and third-party managed sites related to rental rate and occupancy increases. The decrease in the number of properties managed is primarily due to our acquisition of third party managed properties.

Tenant Insurance — The increase in tenant insurance revenues is due to the successful promotion of the tenant insurance program at our sites during 2007 and the first quarter of 2008. Customer participation increased to approximately 38% at March 31, 2008 compared to approximately 23% at March 31, 2007.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Expenses:
Property operations	$20,641	$16,896	$3,745	22.2%
Tenant insurance	1,162	973	189	19.4%
Unrecovered development and acquisition costs	164	250	(86)	(34.4)%
General and administrative	10,179	9,240	939	10.2%
Depreciation and amortization	11,581	8,796	2,785	31.7%
Total expenses	$43,727	$36,155	$7,572	20.9%

Property Operations—The increase in property operations expense was due to increases of $3,242 associated with acquisitions of new properties during 2007 and $503 at existing stabilized and lease-up properties primarily from increases in snow removal and property insurance.

Tenant Insurance—The increase in tenant insurance expense is due to the successful promotion of the tenant insurance program at our sites during 2007 and the first quarter of 2008. Customer participation increased to approximately 38% at March 31, 2008 compared to approximately 23% at March 31, 2007.

Unrecovered Development/Acquisition Costs—These costs relate to unsuccessful development and acquisition activities during the periods indicated.

General and Administrative—The increase in general and administrative expenses was primarily due to the increased costs associated with the management of the 42 additional properties that were added through acquisitions and development in 2007. In addition, approximately $200 of the increase related to the immediate vesting of a restricted stock grant.

Depreciation and Amortization— The increase in depreciation and amortization expense is a result of additional properties that were added through acquisitions and development in 2007.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Other revenue and expenses:
Interest expense	$(16,354)	$(13,396)	$(2,958)	22.1%
Interest income	425	1,448	(1,023)	(70.6)%
Interest income on note receivable from Preferred Unit holder	1,213	—	1,213	100.0%
Equity in earnings of real estate ventures	1,222	1,197	25	2.1%
Loss on sale of investments available for sale	(1,415)	—	(1,415)	(100.0)%
Minority interest - Operating Partnership	(510)	(384)	(126)	32.8%
Minority interest - other	139	(16)	155	(968.8)%
Total other expense	$(15,280)	$(11,151)	$(4,129)	37.0%

Interest Expense—The increase in interest expense consists of $1,855 associated with the $250,000 of exchangeable senior notes issued on March 27, 2007, and $1,402 associated with new loans obtained on properties acquired in 2007, offset by a decrease in interest on corporate and other debt as a result of decreases in interest rates.

Interest Income—The decrease in interest income was due primarily to the fact that we held more than $250,000 of investments available for sale at March 31, 2007 versus having no investments available for sale at March 31, 2008. The investments available for sale were purchased with cash that was generated primarily by the exchangeable senior notes offering in March 2007.

Interest Income on Note Receivable from Preferred Unit Holder—Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures for the three months ended March 31, 2008 is primarily due to increases in property net income from stabilized joint venture properties offset by losses from lease up properties in certain joint ventures.

Loss on Sale of Investments Available for Sale—Represents the amount of loss recorded on February 29, 2008 related to the liquidation of auction rates securities held in investments available for sale.

Minority Interest—Operating Partnership—Income allocated to the Operating Partnership (including the Preferred OP units) represents 7.07% and 5.60% of the net income before minority interest for the three months ended March 31, 2008 and 2007, respectively. The increase in the amount allocated to the minority interest in 2008 is due to the addition of the Preferred OP units and the increase in net income.

Minority Interest—Other—Income allocated to the other minority interest represents the losses allocated to partners in consolidated joint ventures on two properties that are in lease-up.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings because net earnings assumes that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. We believe that the values of real estate assets fluctuate due to market conditions and FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

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

	Three months ended March 31,
	2008	2007
Net income	$6,700	$6,470

Adjustments:
Real estate depreciation	9,760	7,585
Amortization of intangibles	1,278	807
Joint venture real estate depreciation and amortization	1,052	1,062
Distributions paid on Preferred Operating Partnership units	(1,438)	—
Income allocated to Operating Partnership minority interest	510	384

Funds from operations	$17,862	$16,308

Weighted average number of shares - diluted	71,359,324	68,786,185

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

	Three Months Ended March 31,		Percent	Three Months Ended March 31,		Percent
	2008	2007	Change	2007	2006	Change
Same-store rental revenues	$45,804	$44,682	2.5%	$38,909	$36,768	5.8%
Same-store operating expenses	16,326	15,899	2.7%	13,704	13,522	1.3%
Same-store net operating income	29,478	28,783	2.4%	25,205	23,246	8.4%

Non same-store rental revenues	11,220	1,549	624.3%	7,322	2,407	204.2%
Non same-store operating expenses	4,315	997	332.8%	3,192	1,220	161.6%

Total rental revenues	57,024	46,231	23.3%	46,231	39,175	18.0%
Total operating expenses	20,641	16,896	22.2%	16,896	14,742	14.6%

Same-store square foot occupancy as of quarter end	84.5%	84.5%		84.7%	84.6%

Properties included in same-store	211	211		181	181

The increase in same-store rental revenue for the three months ended March 31, 2008 over the prior year was due to increased rental rates to existing customers and our ability to maintain occupancy. Expenses increased when compared to the prior year due to higher snow removal costs and property insurance.

CASH FLOWS

Cash flows provided by operating activities were $24,199 and $25,662, respectively, for the three months ended March 31, 2008 and 2007. The decrease over the prior year primarily relates to the increase in receivables from related parties offset by the increase in depreciation and amortization and the loss on investments available for sale.

Cash used in investing activities was $1,980 and $335,649, respectively, for the three months ended March 31, 2008 and 2007. The decrease relates primarily to the change in investments available for sale. For the three months ended March 31, 2008, there were proceeds from the sale of investments available for sale of $21,812 and for the three months ended March 31, 2007, there were proceeds used for the purchase of investments available for sale of $286,360.

Cash used in financing activities was $18,586 for the three months ended March 31, 2008 versus the cash provided by financing activities of $274,297 for the three months ended March 31, 2007. The reduction in cash provided by financing activities over the prior period relates primarily to the issuance of the exchangeable senior notes for $250,000 on March 27, 2007 and the issuance of other notes related to property acquisitions.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

As described in the notes to our unaudited Condensed Consolidated Financial Statements, upon the achievement of certain levels of net operating income with respect to 14 of our properties, our CCSs and our Operating Partnership’s CCUs will convert into additional shares of common stock and OP units, respectively.

As of March 31, 2008, 1,805,611 CCSs and 92,883 CCUs have converted to common stock and OP units, respectively. Based on the performance of the properties as of March 31, 2008, an additional 348,274 CCSs and 17,915 CCUs became eligible for conversion. The board of directors approved the conversion of these CCSs and CCUs on May 1, 2008 as per our charter, and the shares and units were issued on May 5, 2008.

The table below outlines the performance of the properties for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Percent	Three Months Ended March 31,		Percent
	2008	2007	Change	2007	2006	Change
CCS/CCU rental revenues	$3,289	$2,886	14.0%	$2,886	$2,382	21.2%
CCS/CCU operating expenses	1,341	1,298	3.3%	1,298	1,325	-2.0%
CCS/CCU net operating income	1,948	1,588	22.7%	1,588	1,057	50.2%

Non CCS/CCU rental revenues	53,735	43,345	24.0%	43,345	36,793	17.8%
Non CCS/CCU operating expenses	19,300	15,598	23.7%	15,598	13,417	16.3%

Total rental revenues	57,024	46,231	23.3%	46,231	39,175	18.0%
Total operating expenses	20,641	16,896	22.2%	16,896	14,742	14.6%

CCS/CCU square foot occupancy as of quarter end	76.1%	73.0%		73.0%	71.3%

Properties included in CCS/CCU	14	14		14	14

The increase in CCS/CCU rental revenues was primarily due to increased rental rates and increased occupancy.

OPERATIONAL SUMMARY

For the three months ended March 31, 2008, we continued our same-store property revenue growth with a revenue increase of 2.5% compared to the same period in 2007. Occupancy at our stabilized properties was fairly consistent on a year-to-year basis, reaching 84.0% as of March 31, 2008 compared to 83.5% as of March 31, 2007.

For the three months ended March 31, 2008, the markets of Chicago, Columbus, Dallas, Detroit, Houston, Nashville and San Francisco/Oakland were the top performers among our stabilized properties. Markets performing below the our portfolio average in revenue growth included Las Vegas, Orlando, Philadelphia, Phoenix and West Palm Beach.

Property revenue growth was evident in the majority of markets in which we operate. The growth in property revenue is the result of increases in occupancy and rental rates to both new and existing customers. Property expenses increased primarily as a result of increases in snow removal and property insurance.

OUTLOOK

In the first quarter of 2008, we continued to see a generally positive climate for self-storage in the United States. Rental activity was flat overall when compared with the first quarter of 2007. Despite the lack of increased demand, we were able to raise same-store and overall portfolio revenue through increased rental rates to existing customers. We continue to selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through our centralized, real-time technology systems and revenue management team.

We anticipate generally positive self-storage fundamentals to continue in our core markets. We believe that the ability exists to increase revenues in 2008 over levels achieved in 2007. We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. However, we believe that the quality and location of our property portfolio, our revenue management systems, and the strength of our self-storage fundamentals will provide opportunities to grow revenues in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $21,010 available in cash and cash equivalents. We intend to use this cash to purchase additional self-storage properties and fund other working capital needs during the remainder of 2008. Additionally, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

On October 19, 2007, we entered into a new $100,000 revolving line of credit (the “Credit Line”). We intend to use the proceeds from the Credit Line for general corporate purposes and acquisitions. The Credit Line has an interest rate of between 100 and 250 basis points over LIBOR, depending on certain of our financial ratios. The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures October 31, 2010. There were no amounts outstanding under the Credit Line as of March 31, 2008 or December 31, 2007.

As of March 31, 2008, we had $1,320,992 of debt, resulting in a debt to total capitalization ratio of 53.3%. As of March 31, 2008, the ratio of total fixed rate debt and other instruments to total debt was 90.4% ($61,770 on which we have a reverse interest rate swap has been included as variable rate debt). The weighted average interest rate of the total of fixed and variable rate debt at March 31, 2008 was 5.0%.

Real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all covenants at March 31, 2008.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under the Credit Line.

Our liquidity needs also consist of new facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us, or at all. Any additional issuance of equity or equity–linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2008:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$60,918	$5,365	$10,115	$7,821	$37,617
Notes payable, exchangeable senior notes and notes payable to trusts
Interest	413,696	60,367	93,603	66,969	192,757
Principal	1,320,992	71,540	388,355	83,847	777,250
Total contractual obligations	$1,795,606	$137,272	$492,073	$158,637	$1,007,624

At March 31, 2008, the weighted-average interest rate for all fixed rate loans was 5.1%, and the weighted-average interest rate for all variable rate loans was 4.0%.

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

As of March 31, 2008, we had $1,320,992 in total debt, of which $127,128 was subject to variable interest rates (including the $61,770 on which we have a reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by $1,271 annually.

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

The fair value of fixed rate notes payable, exchangeable senior notes and notes payable to trusts at March 31, 2008 was $1,335,050. The carrying value of these fixed rate notes payable, exchangeable senior notes and notes payable to trusts at March 31, 2008 was $1,193,864.

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

We formed a disclosure committee to ensure that all disclosures made by the Company to its security holders or to the investment community will be accurate and complete and fairly present the Company’s financial condition and results of operations in all material respects, and are made on a timely basis as required by applicable laws, regulations and stock exchange requirements.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described in the notes to our unaudited Condensed Consolidated Financial Statements, upon the achievement of certain levels of net operating income with respect to 14 of our properties, our CCSs and our CCUs will convert into additional shares of common stock and OP units, respectively. Subject to certain lock-up periods and adjustments, the units are generally exchangeable for shares of common stock on a one-for-one basis or an equivalent amount of cash, at the option of the Company.

As of March 31, 2008, 1,805,611 CCSs and 92,883 CCUs had converted to common shares and OP units, respectively. Based on the performance of the properties as of March 31, 2008, an additional 348,274 CCSs and 17,915 CCUs became eligible for conversion. The board of directors approved the conversion of these CCSs and CCUs on May 1, 2008 as per our charter, and the shares and OP units were issued on May 5, 2008. The shares and units were issued in private placements in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. We received no additional consideration for the conversions.

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

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Extra Space Storage Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 7, 2008	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)