Form 10-Q
period 2008-06-30
Extra Space Storage Inc.
filed 2008-08-08
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2008 was 81,934,076.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,811,327	$1,791,377
Real estate under development	74,127	49,945
Net real estate assets	1,885,454	1,841,322

Investments in real estate ventures	95,819	95,169
Cash and cash equivalents	185,837	17,377
Investments available for sale	—	21,812
Restricted cash	37,152	34,449
Receivables from related parties and affiliated real estate joint ventures	9,238	7,386
Other assets, net	35,777	36,560
Total assets	$2,249,277	$2,054,075

Liabilities, Minority Interests, and Stockholders’ Equity:
Notes payable	$931,081	$950,181
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	250,000	250,000
Line of credit	—	—
Accounts payable and accrued expenses	33,609	31,346
Other liabilities	19,087	18,055
Total liabilities	1,353,367	1,369,172

Minority interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,204	30,041
Minority interest in Operating Partnership and other minority interests	31,238	34,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 81,934,549 and 65,784,274 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	819	658
Paid-in capital	1,061,484	826,026
Other comprehensive deficit	—	(1,415)
Accumulated deficit	(226,835)	(205,348)
Total stockholders’ equity	835,468	619,921
Total liabilities, minority interests, and stockholders’ equity	$2,249,277	$2,054,075

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Property rental	$57,885	$48,392	$114,909	$94,623
Management and franchise fees	5,343	5,143	10,420	10,351
Tenant reinsurance	3,980	2,688	7,458	4,831
Other income	128	327	256	521
Total revenues	67,336	56,550	133,043	110,326

Expenses:
Property operations	20,863	17,352	41,504	34,248
Tenant reinsurance	1,370	1,217	2,532	2,190
Unrecovered development and acquisition costs	1,428	159	1,592	409
General and administrative	10,070	8,968	20,249	18,208
Depreciation and amortization	11,697	9,123	23,278	17,919
Total expenses	45,428	36,819	89,155	72,974

Income before interest, equity in earnings of real estate ventures, loss on investments available for sale and minority interests	21,908	19,731	43,888	37,352

Interest expense	(15,962)	(15,437)	(32,316)	(28,833)
Interest income	870	3,668	1,295	5,116
Interest income on note receivable from Preferred Unit holder	1,212	—	2,425	—
Equity in earnings of real estate ventures	1,373	1,192	2,595	2,389
Loss on sale of investments available for sale	—	—	(1,415)	—
Minority interest - Operating Partnership	(617)	(515)	(1,127)	(899)
Minority interests - other	117	56	256	40
Net income	$8,901	$8,695	$15,601	$15,165

Net income per common share
Basic	$0.12	$0.13	$0.22	$0.24
Diluted	$0.12	$0.13	$0.22	$0.23

Weighted average number of shares
Basic	73,420,540	64,439,138	69,554,139	64,356,827
Diluted	79,092,783	69,248,845	75,166,645	69,214,313

Cash dividends paid per common share	$0.25	$0.23	$0.50	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2007	65,784,274	$658	$826,026	$(1,415)	$(205,348)	$619,921
Issuance of common stock upon the exercise of options	67,750	—	872	—	—	872
Restricted stock grants issued	353,939	3	—	—	—	3
Restricted stock grants cancelled	(2,571)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	1,984	—	—	1,984
Conversion of Contingent Conversion Shares to common stock	781,157	8	—	—	—	8
Issuance of common stock, net of offering costs	14,950,000	150	232,568	—	—	232,718

Comprehensive income
Net income	—	—	—	—	15,601	15,601
Loss on sale of investments available for sale	—	—	—	1,415	—	1,415
Total comprehensive income						17,016

Tax benefit from exercise of common stock options	—	—	34	—	—	34
Dividends paid on common stock at $0.50 per share	—	—	—	—	(37,088)	(37,088)
Balances at June 30, 2008	81,934,549	$819	$1,061,484	$—	$(226,835)	$835,468

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$15,601	$15,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,278	17,919
Amortization of deferred financing costs	1,708	1,560
Loss on investments available for sale	1,415	—
Stock compensation expense	1,984	875
Income allocated to minority interests	871	859
Distributions from real estate ventures in excess of earnings	2,400	2,332
Changes in operating assets and liabilities:
Receivables from related parties	(1,852)	7,559
Other assets	(525)	3,353
Accounts payable and accrued expenses	2,263	(341)
Other liabilities	1,384	2,624
Net cash provided by operating activities	48,527	51,905

Cash flows from investing activities:
Acquisition of real estate assets	(37,017)	(98,148)
Development and construction of real estate assets	(29,532)	(19,381)
Proceeds from sale of real estate assets	340	—
Investments in real estate ventures	(3,050)	(6,022)
Net proceeds from (purchases of) investments available for sale	21,812	(90,331)
Change in restricted cash	(2,703)	8,754
Purchase of equipment and fixtures	(885)	(501)
Net cash used in investing activities	(51,035)	(205,629)

Cash flows from financing activities:
Proceeds from exchangeable senior notes	—	250,000
Proceeds from notes payable, notes payable to trusts and line of credit	3,384	46,147
Principal payments on notes payable and line of credit	(22,965)	(30,137)
Deferred financing costs	(542)	(6,408)
Loan to Preferred OP unit holder	—	(100,000)
Redemption of Operating Partnership units held by minority interest	—	(775)
Proceeds from issuance of common shares, net	232,718	—
Net proceeds from exercise of stock options	872	1,033
Dividends paid on common stock	(37,088)	(29,368)
Distributions to Operating Partnership units held by minority interest	(5,411)	(1,779)
Net cash provided by financing activities	170,968	128,713
Net increase (decrease) in cash and cash equivalents	168,460	(25,011)
Cash and cash equivalents, beginning of the period	17,377	70,801
Cash and cash equivalents, end of the period	$185,837	$45,790

	Six months ended June 30,
	2008	2007
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$29,678	$24,931

Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$—	$157,079
Notes payable	—	(31,010)
Preferred Operating Partnership units	—	(121,733)
Investment in real estate ventures	—	(502)
Minority interest in Operating Partnership	—	(3,834)

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts in thousands, except property and share data

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At June 30, 2008, the Company had direct and indirect equity interests in 610 storage facilities located in 33 states and Washington, D.C.  In addition, the Company managed 63 properties for franchisees and third parties, bringing the total number of properties which it owns and/or manages to 673.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”).

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the impact that FAS 160 will have on its financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  FAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating whether the adoption of FAS 161 will have an impact on its financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 110, which is effective January 1, 2008 and amends and replaces SAB No. 107, “Share-Based Payment.” SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB No. 110 did not have a significant effect on the Company’s financial statements.

In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the Company’s exchangeable senior notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component. The original issue discount would then be amortized over the period of the debt as additional interest expense.  FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements and expects to have a significant increase in interest expense as a result.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Notes payable associated with Swap Agreement	(61,770)	—	—	(61,770)
Other assets - Swap Agreement	357	—	—	357
Total	$(61,413)	$—	$—	$(61,413)

Following is a reconciliation of the beginning and ending balances for the Company’s investments available for sale, which were the Company’s only material assets or liabilities that are remeasured on a recurring basis using significant unobservable inputs (Level 3):

Balance as of December 31, 2007	$21,812
Total gains or losses (realized/unrealized)
Included in earnings	(1,415)
Included in other comprehensive income	1,415
Settlements received in cash	(21,812)
Balance as of June 30, 2008	$—

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets held for use are evaluated for impairment when events or circumstances indicate there may be impairment.  When such an event occurs, the Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets.  An impairment loss is recorded if the net carrying value of the assets exceeds the undiscounted future net operating cash flows attributable to the asset.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  The Company has determined that no property was impaired and therefore no impairment charges were recorded during the three or six months ended June 30, 2008 or 2007.

When real estate assets are identified as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs.  If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, then a valuation allowance is established.  The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented.  The Company did not have any properties classified as held for sale at June 30, 2008.

The Company assesses whether there are any indicators that the value of its investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate there may be an impairment.  An investment is impaired if the Company’s estimate of the fair value of the investment is less than its carrying value.  To the extent impairment has occurred, and is considered to be other-than-temporary, the loss is measured as the excess of the carrying amount over the fair value of the investment.  No impairment charges were recognized for the three or six months ended June 30, 2008 or 2007.

There were no impaired properties or investments in unconsolidated real estate ventures or any real estate assets identified as held for sale during the three or six months ended June 30, 2008. Therefore, the Company did not make any nonrecurring fair value measurements during the period.

3.              NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less non-vested restricted stock. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares (“CCSs”), Contingent Conversion Units (“CCUs”), exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, or reduce earnings per share, are included.

The Company’s Operating Partnership has $250,000 of exchangeable senior notes issued and outstanding that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.48 per share at June 30, 2008, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the second quarter of 2008; therefore holders of the exchangeable senior notes may not elect to convert them during the third quarter of 2008.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FASB Statement No. 128 “Earnings per Share,” (“FAS 128”) requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at June 30, 2008 because there was no excess over the accreted principal for the period.

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

For the three months ended June 30, 2008 and 2007, options to purchase 547,392 and 325,934 shares of common stock, and for the six months ended June 30, 2008 and 2007, options to purchase 561,600 and 204,315 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$8,901	$8,695	$15,601	$15,165
Add:
Income allocated to minority interest - Operating Partnership	617	515	1,127	899
Net income for diluted computations	$9,518	$9,210	$16,728	$16,064

Weighted average common shares oustanding:
Average number of common shares outstanding - basic	73,420,540	64,439,138	69,554,139	64,356,827
Operating Partnership units	4,090,771	4,012,379	4,090,771	4,012,379
Preferred Operating Partnership units	989,980	49,949	989,980	25,113
Dilutive stock options, restricted stock and CCS/CCU conversions	591,492	747,379	531,755	819,994
Average number of common shares outstanding - diluted	79,092,783	69,248,845	75,166,645	69,214,313

Net income per common share
Basic	$0.12	$0.13	$0.22	$0.24

Diluted	$0.12	$0.13	$0.22	$0.23

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	June 30, 2008	December 31, 2007

Land - operating	$419,847	$411,946
Land - development	63,409	52,678
Buildings and improvements	1,443,526	1,420,235
Intangible assets - tenant relationships	32,340	32,173
Intangible lease rights	6,150	6,150
	1,965,272	1,923,182
Less: accumulated depreciation and amortization	(153,945)	(131,805)
Net operating real estate assets	1,811,327	1,791,377
Real estate under development	74,127	49,945
Net real estate assets	$1,885,454	$1,841,322

On June 19, 2008, the Company sold an undeveloped parcel of vacant land in Antelope, California for its book value of $340. There was no gain or loss recognized on the sale.

5.              PROPERTY ACQUISITIONS

The following table shows the Company’s acquisitions of operating properties for the six months ended June 30, 2008, and does not include purchases of raw land or improvements made to existing assets:

Property Location(s)	Number of Properties	Date of Acquisition	Total Consideration	Cash Paid	Net Liabilities / (Assets) Assumed	Source of Acquisition
Florida	1	6/19/08	$10,239	$10,317	$(78)	Unrelated third party
California	1	5/2/08	7,759	7,744	15	Unrelated third party
Total	2		$17,998	$18,061	$(63)

6.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	June 30, 2008	December 31, 2007

Extra Space West One LLC (“ESW”)	5%	40%	$1,665	$1,804
Extra Space West Two LLC (“ESW II”)	5%	40%	4,943	5,019
Extra Space Northern Properties Six, LLC (“ESNPS”)	10%	35%	1,546	1,642
Extra Space of Santa Monica LLC (“ESSM”)	41%	41%	5,244	5,138
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	4,197	4,189
PRISA Self Storage LLC (“PRISA”)	2%	17%	12,601	12,732
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	10,537	10,608
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	4,251	4,405
VRS Self Storage LLC (“VRS”)	5%	20%	4,468	4,515
WCOT Self Storage LLC (“WCOT”)	5%	20%	5,349	5,211
Storage Portfolio I, LLC (“SP I”)	25%	40%	17,975	18,567
Storage Portfolio Bravo II (“SPB II”)	20%	25-45%	14,451	14,785
U-Storage de Mexico S.A. and related entities (“U-Storage”)	35-40%	35-40%	7,491	4,891
Other minority owned properties	10-50%	10-50%	1,101	1,663
			$95,819	$95,169

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Equity in earnings of ESW	$371	$348	$693	$696
Equity in earnings (losses) of ESW II	(21)	—	(38)	—
Equity in earnings of ESNPS	64	41	119	87
Equity in earnings of Clarendon	98	104	189	201
Equity in earnings of PRISA	169	185	346	355
Equity in earnings of PRISA II	148	147	296	277
Equity in earnings of PRISA III	55	71	126	134
Equity in earnings of VRS	67	62	131	123
Equity in earnings of WCOT	72	77	147	147
Equity in earnings of SP I	293	248	553	453
Equity in earnings of SPB II	149	181	321	371
Equity in earnings (losses) of U-Storage	(43)	—	(116)	—
Equity in earnings (losses) of other minority owned properties	(49)	(272)	(172)	(455)
	$1,373	$1,192	$2,595	$2,389

Equity in earnings (losses) of ESW II, SP I and SPB II include the amortization of the Company’s excess purchase price of $25,515 of these equity investments over its original basis. The excess basis is amortized over 40 years.

7.              INVESTMENTS AVAILABLE FOR SALE

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires securities classified as “available for sale” to be stated at fair value. Adjustments to the fair value of available for sale securities are recorded as a component of other comprehensive income (loss).  A decline in the market value of equity securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  The Company’s investments available for sale have generally consisted of non mortgage-backed auction rate securities (“ARS”).  ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.  This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holding by selling their securities at par.

Uncertainties in the credit markets had prevented the Company and other investors from liquidating their holdings of ARS in auctions for these securities because the amount of securities submitted for sale exceeded the amount of purchase orders.  As a result, during the year ended December 31, 2007, the Company recognized an other-than-temporary impairment charge of $1,213 and temporary impairment charge of $1,415, which reduced the carrying value of the Company’s investments in ARS to $21,812 as of December 31, 2007.  On February 29, 2008, the Company liquidated its holdings of ARS for $21,812 in cash.  As a result of this settlement, the Company recognized $1,415 of the amount that was previously classified as a temporary impairment as loss on sale of investments available for sale through earnings.  The Company had no investments in ARS as of June 30, 2008.

8.              OTHER ASSETS

The components of other assets are summarized as follows:

	June 30, 2008	December 31, 2007

Equipment and fixtures	$12,784	$11,899
Less: accumulated depreciation	(9,401)	(8,364)
Deferred financing costs, net	14,345	15,534
Prepaid expenses and deposits	5,109	5,162
Accounts receivable, net	7,885	8,516
Fair value of interest rate swap	357	—
Investments in Trusts	3,590	3,590
Other	1,108	223
	$35,777	$36,560

9.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	June 30, 2008	December 31, 2007
Fixed Rate
Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 7.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between April 1, 2009 and February 11, 2017.	$820,472	$825,326

Variable Rate
Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 0.66% (3.12% and 5.26% at June 30, 2008 and December 31, 2007, respectively) and LIBOR plus 2.25% (4.71% and 6.85% at June 30, 2008 and December 31, 2007, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between December 31, 2008 and June 30, 2011.	110,609	124,855
	$931,081	$950,181

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at June 30, 2008.

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

The estimated fair value of the Swap Agreement at June 30, 2008 was reflected as an other asset of $357.  The estimated fair value of the Swap Agreement at December 31, 2007 was reflected as an other liability of $125.  The fair value of the Swap Agreement is determined through observable prices in active markets for identical agreements.  The Company recorded a reduction to interest expense relating to the Swap Agreement of $119 for the three months ended June 30, 2008 and additional interest expense of $264 for the three months ended June 30, 2007.  Interest expense was decreased by $7 for the six months ended June 30, 2008 and interest expense was increased by $525 for the six months ended June 30, 2007.

On August 31, 2007, as part of the acquisition of a partner’s joint venture interest in seven properties, the Company assumed an interest rate cap agreement related to the assumption of the loan on these properties.  The Company has designated the interest rate cap agreement as a cash flow hedge of the interest payments resulting from an increase in the interest rates above the rates designated in the interest rate cap agreement.  The interest rate cap agreement will allow increases in interest payments based on an increase in the LIBOR rate above the capped rates (5.19% from 1/1/2007 to 12/31/2007 and 5.48% from 1/1/2008 through 12/31/2008) on $23,340 of floating rate debt to be offset by the value of the interest rate cap agreement.  The estimated fair value of the interest rate cap at the assumption date was not material and no asset or liability was recorded.  The fair value of the interest rate cap at June 30, 2008 and December 31, 2007 was also not material.  The fair value of the interest rate cap is determined through observable prices in active markets for identical agreements.

On June 30, 2008, the Company entered into a loan agreement in the amount of $64,530 secured by certain properties.  On June 30, 2008, $1,000 was drawn on the loan balance.  As part of the loan agreement, the Company agreed to draw down at least 50% of the loan amount by February 1, 2009 with the remainder to be drawn by March 31, 2009.  The loan bears interest at LIBOR plus 2%, maturing on June 30, 2011.

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

11.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,100. These costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of June 30, 2008. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 42.5822 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

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

The Company has considered whether the exchange settlement feature represents an embedded derivative within the debt instrument under the guidance of FASB Statement No. 133: “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), EITF Issue 90-19: “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion,” and EITF Issue No. 01-6: “The Meaning of “Indexed to a Company’s Own Stock” that would require bifurcation (i.e. separate accounting of the note and the exchange settlement feature).  The Company has concluded that the exchange settlement feature has satisfied the exemption in FAS 133 because it is indexed to the Company’s own common stock and would otherwise be classified in stockholders’ equity, among other considerations.  Accordingly, the Notes are presented as a single debt instrument (often referred to as “Instrument C” in EITF 90-19) in accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” due to the inseparability of the debt and the exchange settlement feature.

12.       LINE OF CREDIT

On October 19, 2007, the Operating Partnership entered into a $100,000 revolving line of credit (the “Credit Line”) that matures October 31, 2010.  The Company intends to use the proceeds of the Credit Line for general corporate purposes.  The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company.  The Credit Line is collateralized by mortgages on certain real estate assets.  As of June 30, 2008, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.  No amounts were outstanding on the Credit Line at June 30, 2008 or December 31, 2007.  The Company is subject to certain restrictive covenants relating to the Credit Line.  The Company was in compliance with all covenants as of June 30, 2008.

13.       OTHER LIABILTIES

The components of other liabilities are summarized as follows:

	June 30, 2008	December 31, 2007

Deferred rental income	$12,634	$11,805
Security deposits	347	383
SUSA lease obligation liability	2,726	2,592
Fair value of interest rate swap	—	125
Other miscellaneous liabilities	3,380	3,150
	$19,087	$18,055

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

		Three months ended June 30,		Six months ended June 30,
Entity	Type	2008	2007	2008	2007

ESW	Affiliated real estate joint ventures	$110	$109	$218	$218
ESW II	Affiliated real estate joint ventures	76	—	151	—
ESNPS	Affiliated real estate joint ventures	117	109	231	216
PRISA	Affiliated real estate joint ventures	1,258	1,294	2,521	2,595
PRISA II	Affiliated real estate joint ventures	1,026	1,048	2,057	2,090
PRISA III	Affiliated real estate joint ventures	438	474	881	942
VRS	Affiliated real estate joint ventures	291	283	583	568
WCOT	Affiliated real estate joint ventures	381	387	765	768
SP I	Affiliated real estate joint ventures	318	316	638	626
SPB II	Affiliated real estate joint ventures	251	254	506	516
Various	Franchisees, third parties and other	1,077	869	1,869	1,812
		$5,343	$5,143	10,420	10,351

Effective January 1, 2004, the Company entered into a license agreement with Centershift, a related party software provider, to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $222 and $266 for the three months ended June 30, 2008 and 2007, respectively, and $427 and $455 for the six months ended June 30, 2008 and 2007, respectively, relating to the purchase of software and to license agreements.

Related party and affiliated real estate joint ventures balances are summarized as follows:

	June 30, 2008	December 31, 2007
Receivables:
Development fees	$1,503	$1,501
Other receivables from properties	7,735	5,885
	$9,238	$7,386

Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the managed properties.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at June 30, 2008 or December 31, 2007.

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

16.       MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.16% majority ownership interest therein as of June 30, 2008. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.84% are held by certain former owners of assets acquired by the Operating Partnership, which include officers and a director of the Company.

The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or CCUs. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten day average closing stock price at June 30, 2008 was $15.52 and there were 4,090,771 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP units on June 30, 2008 and the Company elected to pay the non-controlling members cash, the Company would have paid $63,489 in cash consideration to redeem the OP units.

As of June 30, 2008, the Operating Partnership had 4,090,771 and 89,248 OP units and CCUs outstanding, respectively.

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

As of June 30, 2008, there were 110,798 CCUs converted to OP units.  Based on the performance of the properties as of June 30, 2008, an additional 18,263 CCUs became eligible for conversion.  The board of directors approved the conversion of these CCUs on August 1, 2008 as per the Company’s charter, and the OP units were issued on August 5, 2008.

17.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2008, 81,934,549 shares of common stock were issued and outstanding, 1,734,958 CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All holders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

On May 19, 2008, the Company closed a public common stock offering of 14,950,000 shares at an offering price of $16.35 per share, for aggregate gross proceeds of $244,433.  Transaction costs were $11,715 for net proceeds of $232,718.  A portion of the proceeds was used for the repayment of mortgage debt and outstanding amounts under our Credit Line, and the remaining net proceeds will be used for general corporate purposes, including funding potential future acquisitions.

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

As of June 30, 2008, there were 2,153,885 CCSs converted to common stock.  Based on the performance of the properties as of June 30, 2008, an additional 355,035 CCSs became eligible for conversion.  The board of directors approved the conversion of these CCSs on August 1, 2008 as per the Company’s charter, and the shares were issued on August 5, 2008.

18.       STOCK-BASED COMPENSATION

The Company has the following two stock option plans under which shares were available for grant at June 30, 2008: 1) the 2004 Long-Term Incentive Compensation Plan as amended and restated, effective March 25, 2008, and 2) the 2004 Non-Employee Directors’ Share Plan (together, the “Plans”).  Option grants are issued at the closing price of stock on the date of grant.  Each option will be exercisable after the period or periods specified in the award agreement (typically four years), which will generally not exceed 10 years from the date of grant. Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter.  Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, options shall vest ratably over a four-year period beginning on the date of grant.

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

Option Grants to Employees

As of June 30, 2008, 4,688,440 shares were available for issuance under the Plans.  A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of June 30, 2008
Outstanding at December 31, 2006	2,564,563	$13.92
Granted	418,000	18.51
Exercised	(126,801)	13.68
Forfeited	(204,044)	14.71
Outstanding at December 31, 2007	2,651,718	$14.54
Granted	380,000	15.57
Exercised	(67,750)	12.98
Forfeited	(29,625)	13.60
Outstanding at June 30, 2008	2,934,343	$14.72	7.29	$3,607
Vested and Expected to Vest	2,626,353	$14.54	7.12	$3,499
Ending Exercisable	1,397,186	$13.96	6.64	$2,380

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2008	2007

Expected volatility	26%	23%
Dividend yield	6.4%	5.8%
Risk-free interest rate	2.7%	4.9%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term.  The forfeiture rate, which is estimated at a weighted-average of 19.72% of unvested options outstanding as of June 30, 2008, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded compensation expense relating to outstanding options of $232 and $196 for the three months ended June 30, 2008 and 2007, respectively, and $495 and $419 for the six months ended June 30, 2008 and 2007, respectively.  The Company received cash from the exercise of options of $274 and $305 for the three months ended June 30, 2008 and 2007, respectively, and $940 and $1,033 for the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, there was $1,053 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.90 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at June 30, 2008, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Common Stock Granted to Employees and Directors

The Company granted 182,139 and 59,729 shares of common stock to certain employees, without monetary consideration under the Plans during the three months ended June 30, 2008 and 2007, respectively, and 353,939 and 90,529 shares for the six months ended June 30, 2008 and 2007, respectively.  The Company recorded compensation expense related to outstanding shares of common stock granted to employees of $951 and $242 during the three months ended June 30, 2008 and 2007, respectively, and $1,489 and $456 during the six months ended June 30, 2008 and 2007, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted- Average Grant- Date Fair Value
Unreleased at December 31, 2006	156,300	$15.94
Granted	120,729	18.17
Released	(61,975)	15.90
Cancelled	(3,082)	18.39
Unreleased at December 31, 2007	211,972	$17.23
Granted	353,939	15.73
Released	(83,356)	16.77
Cancelled	(2,571)	17.74
Unreleased at June 30, 2008	479,984	$16.24

19.       SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	June 30, 2008	December 31, 2007
Balance Sheet
Investment in real estate ventures
Rental operations	$95,819	$95,169

Total assets
Property management, acquisition and development	$564,852	$385,394
Rental operations	1,684,425	1,668,681
	$2,249,277	$2,054,075

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Statement of Operations
Total revenues
Property management, acquisition and development	$9,451	$8,158	$18,134	$15,703
Rental operations	57,885	48,392	114,909	94,623
	$67,336	$56,550	$133,043	$110,326

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$13,242	$10,684	$25,099	$21,409
Rental operations	32,186	26,135	64,056	51,565
	$45,428	$36,819	$89,155	$72,974

Income (loss) before interest, loss on sale of investments available for sale, minority interests and equity in earnings of real estate ventures
Property management, acquisition and development	$(3,791)	$(2,526)	$(6,965)	$(5,706)
Rental operations	25,699	22,257	50,853	43,058
	$21,908	$19,731	$43,888	$37,352

Interest expense
Property management, acquisition and development	$(328)	$(401)	$(676)	$(564)
Rental operations	(15,634)	(15,036)	(31,640)	(28,269)
	$(15,962)	$(15,437)	$(32,316)	$(28,833)

Interest income
Property management, acquisition and development	$870	$3,668	$1,295	$5,116

Interest income on note receivable from Preferred Unit holder
Property management, acquisition and development	$1,212	$—	$2,425	$—

Equity in earnings of real estate ventures
Rental operations	$1,373	$1,192	$2,595	$2,389

Loss on sale of investments available for sale
Property management, acquisition and development	$—	$—	$(1,415)	$—

Minority interests - Operating Partnership and other
Property management, acquisition and development	$(500)	$(459)	$(871)	$(859)

Net income (loss)
Property management, acquisition and development	$(2,538)	$282	$(6,207)	$(2,013)
Rental operations	11,438	8,413	21,808	17,178
	$8,901	$8,695	$15,601	$15,165

Depreciation and amortization expense
Property management, acquisition and development	$374	$340	$726	$602
Rental operations	11,323	8,783	22,552	17,317
	$11,697	$9,123	$23,278	$17,919

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(37,017)	$(98,148)

Development and construction of real estate assets
Property management, acquisition and development			$(29,532)	$(19,381)

20.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed three construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, Chicago, Illinois and Sacramento, California. These properties are owned by joint ventures in which the Company has between 10% and 50% equity interests. These guarantees were entered into in November 2004, July 2005 and August 2007, respectively. At June 30, 2008, the total amount of guaranteed mortgage debt relating to these joint ventures was $17,893.  These mortgage loans mature December 1, 2008, July 29, 2009 and August 3, 2010, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at June 30, 2008 was $23,129. The Company recorded no liability in relation to these guarantees as of June 30, 2008, as the fair values of the guarantees were not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantees is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of June 30, 2008, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

21.       INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.  At June 30, 2008, there were no material uncertain tax positions.

Interest and penalties related to uncertain tax positions will be recognized in income tax expense, when incurred. As of June 30, 2008, the Company had no interest or penalties related to uncertain tax positions.

The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

22.       SUBSEQUENT EVENTS

On July 1, 2008, the Company purchased an additional 40.0% interest in VRS Self Storage LLC from Prudential Real Estate Investors for cash of $43,999, resulting in an increase in the Company’s total interest in the joint venture from 5.0% to 45.0%.

Extra Space Storage Inc.
Management’s Discussion and Analysis
Amounts in thousands, except property and share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2007. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” Amounts are in thousands (except property and share data and unless otherwise stated).

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

•                  Develop new self-storage properties. We have joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline for the remainder of 2008 through 2009 includes 23 projects. The majority of the projects will be developed on a wholly-owned basis by the Company.

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

PROPERTIES

As of June 30, 2008, we owned or had ownership interests in 610 operating self-storage properties located in 33 states and Washington, D.C. Of these properties, 263 are wholly-owned and consolidated, two are held in joint ventures and consolidated and 345 are held in joint ventures accounted for using the equity method. In addition, we managed 63 properties for franchisees or third parties bringing the total numbers of properties which we own and/or manage to 673. We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites. As of June 30, 2008, we owned and/or managed approximately 49 million square feet of space with more than 300,000 customers.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2008, the median length of stay was approximately eleven months.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of June 30, 2008 and 2007. The information as of June 30, 2007 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2008 were under our control as of June 30, 2007.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2008(1)	Number of Units as of June 30, 2007	Net Rentable Square Feet as of June 30, 2008(2)	Net Rentable Square Feet as of June 30 2007	Square Foot Occupancy % June 30, 2008	Square Foot Occupancy % June 30, 2007
Wholly-owned properties
Alabama	1	582	593	76,025	76,205	82.3%	75.2%
Arizona	4	2,263	2,260	279,943	280,180	91.0%	93.9%
California	44	35,989	36,286	3,468,721	3,468,185	86.4%	82.5%
Colorado	7	3,287	3,329	419,844	418,444	89.5%	88.9%
Connecticut	2	1,352	1,357	123,265	123,265	81.3%	80.1%
Florida	29	19,349	19,395	2,028,026	2,027,850	83.8%	86.4%
Georgia	12	6,436	6,448	835,326	835,528	90.4%	88.0%
Hawaii	2	2,869	2,890	149,917	153,351	83.8%	81.2%
Illinois	5	3,267	3,265	339,014	342,254	83.2%	85.2%
Indiana	1	590	589	62,250	62,250	89.4%	87.8%
Kansas	1	504	505	49,690	49,940	93.3%	90.4%
Kentucky	3	1,585	1,586	194,470	194,351	90.3%	91.5%
Louisiana	2	1,409	1,407	148,315	147,490	90.3%	93.2%
Maryland	9	7,446	7,450	796,669	795,086	86.2%	85.6%
Massachusetts	26	14,872	14,883	1,577,295	1,581,016	85.9%	84.9%
Michigan	2	1,042	1,041	135,906	134,402	93.5%	90.6%
Missouri	6	3,149	3,169	374,332	375,377	88.9%	86.3%
Nevada	2	1,255	1,256	132,315	132,465	88.4%	84.3%
New Hampshire	2	1,006	1,006	125,909	125,609	87.4%	81.9%
New Jersey	23	18,858	18,847	1,835,271	1,833,488	87.1%	86.0%
New Mexico	1	535	511	68,090	63,850	85.5%	96.0%
New York	8	7,170	7,247	487,282	487,584	82.3%	82.5%
Ohio	4	2,025	2,040	273,492	275,401	89.9%	87.8%
Oregon	1	765	764	103,450	103,450	89.8%	95.7%
Pennsylvania	8	6,147	6,133	637,129	640,568	87.9%	86.9%
Rhode Island	1	728	731	75,361	75,241	89.4%	85.7%
South Carolina	3	1,554	1,554	178,719	178,689	92.3%	92.8%
Tennessee	6	3,508	3,535	475,267	477,547	88.4%	87.3%
Texas	19	11,819	11,881	1,338,065	1,335,850	89.6%	91.1%
Utah	3	1,537	1,535	210,976	210,490	93.6%	96.6%
Virginia	4	2,891	2,890	272,699	272,825	89.9%	88.0%
Washington	4	2,541	2,532	305,815	306,115	89.7%	98.4%
Total Wholly-Owned Stabilized	245	168,330	168,915	17,578,848	17,584,346	87.1%	86.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2008(1)	Number of Units as of June 30, 2007	Net Rentable Square Feet as of June 30, 2008(2)	Net Rentable Square Feet as of June 30 2007	Square Foot Occupancy % June 30, 2008	Square Foot Occupancy % June 30, 2007
Joint-venture properties
Alabama	3	1,708	1,707	205,553	205,813	90.0%	93.7%
Arizona	11	6,887	6,901	751,271	751,141	87.4%	92.0%
California	76	54,510	54,573	5,590,645	5,590,929	90.2%	89.8%
Colorado	2	1,334	1,335	158,413	158,213	87.1%	89.5%
Connecticut	8	5,989	5,979	692,477	690,389	80.6%	78.3%
Delaware	1	589	589	71,655	71,655	90.2%	94.3%
Florida	23	19,258	19,294	1,939,953	1,940,595	84.3%	85.4%
Georgia	3	1,889	1,891	246,926	246,406	83.4%	79.4%
Illinois	6	3,995	4,033	429,967	433,562	88.5%	82.8%
Indiana	8	3,151	3,151	405,269	406,503	87.2%	90.6%
Kansas	3	1,222	1,217	163,800	164,225	86.3%	87.9%
Kentucky	4	2,284	2,282	268,358	268,509	89.0%	88.9%
Maryland	13	10,218	10,223	1,013,143	1,013,328	87.8%	88.4%
Massachusetts	17	9,257	9,286	1,047,132	1,047,379	83.7%	84.2%
Michigan	10	5,965	5,968	786,623	785,447	90.4%	87.8%
Missouri	2	951	951	117,715	118,195	94.1%	86.2%
Nevada	7	4,621	4,630	619,079	620,549	84.5%	88.5%
New Hampshire	3	1,320	1,326	138,034	138,554	88.6%	87.3%
New Jersey	21	15,691	15,708	1,649,733	1,657,638	84.7%	81.9%
New Mexico	9	4,691	4,689	539,008	540,018	85.5%	84.7%
New York	21	22,150	22,071	1,718,119	1,713,932	89.2%	86.3%
Ohio	11	5,016	5,027	747,777	751,107	84.3%	87.4%
Oregon	2	1,293	1,291	136,830	137,140	94.0%	91.2%
Pennsylvania	10	7,214	7,228	762,520	764,114	88.4%	88.2%
Rhode Island	1	607	611	73,880	73,905	79.1%	75.8%
Tennessee	22	11,795	11,828	1,548,493	1,547,503	89.4%	88.8%
Texas	18	11,789	11,837	1,559,796	1,519,316	82.1%	81.4%
Utah	1	519	519	59,400	59,500	94.6%	97.2%
Virginia	16	11,279	11,271	1,191,648	1,191,049	88.7%	87.3%
Washington	1	551	551	62,730	62,730	91.2%	94.9%
Washington, DC	1	1,536	1,536	102,003	102,003	98.2%	94.9%
Total Stabilized Joint-Ventures	334	229,279	229,503	24,797,950	24,771,347	87.3%	86.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2008(1)	Number of Units as of June 30, 2007	Net Rentable Square Feet as of June 30, 2008(2)	Net Rentable Square Feet as of June 30 2007	Square Foot Occupancy % June 30, 2008	Square Foot Occupancy % June 30, 2007

Managed properties
Alabama	2	826	826	95,207	95,207	92.1%	92.1%
California	6	3,907	3,937	488,260	488,935	78.3%	77.6%
Colorado	1	513	513	56,240	56,240	94.7%	91.3%
Florida	1	650	653	51,966	52,096	90.0%	92.3%
Georgia	5	2,755	2,755	416,408	416,408	78.4%	78.4%
Illinois	4	2,331	2,331	248,780	248,780	71.2%	71.2%
Maryland	7	4,646	4,636	475,597	475,932	88.4%	86.6%
Nevada	2	1,576	1,576	171,555	171,555	87.4%	88.0%
New Jersey	4	3,905	3,798	362,437	340,421	78.3%	77.9%
New Mexico	2	1,103	1,096	131,867	131,472	90.6%	93.3%
New York	1	706	706	78,075	78,075	84.2%	84.2%
Pennsylvania	3	1,386	1,388	176,211	176,211	74.0%	71.7%
Tennessee	2	886	888	130,750	131,130	92.4%	95.0%
Texas	4	2,279	2,314	260,715	260,915	91.7%	88.6%
Utah	1	371	371	46,955	46,955	98.8%	99.4%
Virginia	5	3,475	3,469	344,837	344,602	86.0%	84.4%
Washington, DC	2	1,255	1,255	111,759	111,759	88.1%	82.5%
Total Stabilized Managed Properties	52	32,570	32,512	3,647,619	3,626,693	83.5%	82.7%

Total Stabilized Properties	631	430,179	430,930	46,024,417	45,982,386	86.9%	86.4%

(1) Represents unit count as of June 30, 2008, which may differ from June 30, 2007 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2008, which may differ from June 30, 2007 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of June 30, 2008 and 2007. The information as of June 30, 2007 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2008 were under our control as of June 30, 2007.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2008(1)	Number of Units as of June 30, 2007	Net Rentable Square Feet as of June 30, 2008(2)	Net Rentable Square Feet as of June 30 2007	Square Foot Occupancy % June 30, 2008	Square Foot Occupancy % June 30, 2007
Wholly-owned properties
Arizona	1	585	587	67,375	67,375	81.0%	77.3%
California	5	3,442	2,744	387,915	331,751	59.8%	50.4%
Connecticut	1	684	683	54,850	54,840	96.4%	94.9%
Florida	2	1,257	1,257	157,788	157,005	81.2%	71.8%
Illinois	2	1,383	—	156,980	—	22.0%	0.0%
Maryland	1	635	—	79,958	—	31.9%	0.0%
Massachusetts	3	2,450	2,449	210,159	211,297	64.8%	50.4%
Pennsylvania	1	422	424	46,930	47,060	80.7%	79.6%
South Carolina	1	513	513	67,045	67,045	93.3%	90.2%
Texas	1	606	617	64,650	64,650	86.5%	62.5%
Total Wholly-Owned Lease-up	18	11,977	9,274	1,293,650	1,001,023	63.4%	62.8%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2008(1)	Number of Units as of June 30, 2007	Net Rentable Square Feet as of June 30, 2008(2)	Net Rentable Square Feet as of June 30 2007	Square Foot Occupancy % June 30, 2008	Square Foot Occupancy % June 30, 2007

Joint-venture properties
California	5	3,535	2,958	380,651	298,602	59.0%	48.0%
Florida	1	827	940	113,401	115,425	48.5%	15.3%
Illinois	3	2,492	2,516	264,597	264,482	75.6%	60.7%
Maryland	1	859	948	71,249	73,666	75.5%	51.1%
New Jersey	1	635	635	57,360	57,335	27.1%	18.5%
New York	1	1,574	1,578	115,840	116,235	81.9%	78.9%
Rhode Island	1	498	501	55,645	55,670	52.9%	38.9%
Total Lease-up Joint-Ventures	13	10,420	10,076	1,058,743	981,415	63.6%	49.2%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2008(1)	Number of Units as of June 30, 2007	Net Rentable Square Feet as of June 30, 2008(2)	Net Rentable Square Feet as of June 30 2007	Square Foot Occupancy % June 30, 2008	Square Foot Occupancy % June 30, 2007

Managed properties
California	1	1,048	—	98,558	—	1.5%	0.0%
Florida	1	926	—	78,130	—	22.0%	0.0%
Virginia	1	480	—	63,899	—	12.0%	0.0%
Tennessee	1	510	510	68,960	68,960	54.9%	54.9%
Colorado	1	536	—	60,940	—	9.8%	0.0%
Indiana	1	545	587	68,690	68,890	91.4%	72.9%
Massachusetts	3	2,794	2,148	260,529	190,169	53.6%	63.3%
New Jersey	1	860	863	77,770	78,190	39.3%	20.2%
Pennsylvania	1	1,129	—	104,850	—	18.3%	0.0%
Total Lease-up Managed	11	8,828	4,108	882,326	406,209	36.5%	55.2%

Total Lease-up Properties	42	31,225	23,458	3,234,719	2,388,647	56.1%	55.9%

(1) Represents unit count as of June 30, 2008, which may differ from June 30, 2007 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2008, which may differ from June 30, 2007 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2008 and 2007

Overview

Results for the three and six months ended June 30, 2008 include the operations of 610 properties (265 of which were consolidated and 345 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2007, which included the operations of 585 properties (243 of which were consolidated and 342 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues:
Property rental	$57,885	$48,392	$9,493	19.6%	$114,909	$94,623	$20,286	21.4%
Management and franchise fees	5,343	5,143	200	3.9%	10,420	10,351	69	0.7%
Tenant reinsurance	3,980	2,688	1,292	48.1%	7,458	4,831	2,627	54.4%
Other income	128	327	(199)	(60.9)%	256	521	(265)	(50.9)%
Total revenues	$67,336	$56,550	$10,786	19.1%	$133,043	$110,326	$22,717	20.6%

Property Rental — The increase in property rental revenue for the three and six months ended June 30, 2008 consists of $8,410 and $17,664, respectively, associated with acquisitions completed during 2007 and 2008, $629 and $1,751, respectively from rental rate increases at stabilized properties, and $454 and $871 from increases in occupancy and rental rates at lease-up properties.

Management and Franchise Fees — Management and franchise fees represent approximately 6% of gross revenues under management.

Tenant Reinsurance — The increase in tenant reinsurance revenues is due to our continued success in promoting the tenant reinsurance program at our sites during the first two quarters of 2008. Overall customer participation increased to approximately 43% at June 30, 2008 compared to approximately 29% at June 30, 2007.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Expenses:
Property operations	$20,863	$17,352	$3,511	20.2%	$41,504	$34,248	$7,256	21.2%
Tenant reinsurance	1,370	1,217	153	12.6%	2,532	2,190	342	15.6%
Unrecovered development and acquisition costs	1,428	159	1,269	798.1%	1,592	409	1,183	289.2%
General and administrative	10,070	8,968	1,102	12.3%	20,249	18,208	2,041	11.2%
Depreciation and amortization	11,697	9,123	2,574	28.2%	23,278	17,919	5,359	29.9%
Total expenses	$45,428	$36,819	$8,609	23.4%	$89,155	$72,974	$16,181	22.2%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2008 was due to increases of $3,080 and $6,322, respectively, associated with acquisitions of new properties during 2007 and 2008, and $431 and $934, respectively, at existing stabilized and lease-up properties due to increases in snow removal and property insurance.

Tenant Reinsurance— The increase in tenant reinsurance expense is due to our continued success in promoting the tenant reinsurance program at our sites during the first two quarters of 2008. Overall customer participation increased to approximately 43% at June 30, 2008 compared to approximately 29% at June 30, 2007.

Unrecovered Development/Acquisition Costs—These costs relate to unsuccessful development and acquisition activities during the periods indicated.  The increase for the three and six months ended June 30, 2008 is primarily due to the write-off of costs related to an unsuccessful acquisition.

General and Administrative—The increase in general and administrative expenses was primarily due to the increased costs associated with the management of the additional properties that were added through acquisitions and development in 2007 and 2008.

Depreciation and Amortization— The increase in depreciation and amortization expense is a result of additional properties that were added through acquisitions and development in 2007 and 2008.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Other revenue and expenses:
Interest expense	$(15,962)	$(15,437)	$(525)	3.4%	$(32,316)	$(28,833)	$(3,483)	12.1%
Interest income	870	3,668	(2,798)	(76.3)%	1,295	5,116	(3,821)	(74.7)%
Interest income on note receivable from Preferred Unit holder	1,212	—	1,212	100.0%	2,425	—	2,425	100.0%
Equity in earnings of real estate ventures	1,373	1,192	181	15.2%	2,595	2,389	206	8.6%
Loss on sale of investments available for sale	—	—	—	—	(1,415)	—	(1,415)	(100.0)%
Minority interest - Operating Partnership	(617)	(515)	(102)	19.8%	(1,127)	(899)	(228)	25.4%
Minority interest - other	117	56	61	108.9%	256	40	216	540.0%
Total other expense	$(13,007)	$(11,036)	$(1,971)	17.9%	$(28,287)	$(22,187)	$(6,100)	27.5%

Interest Expense—The increase in interest expense for the three months ended June 30, 2008 consists mainly of $1,094 associated with new loans obtained on properties acquired in 2007 and 2008, offset by a decrease of $454 on corporate and other debt as a result of an increase in capitalized interest.   The increase in interest expense for the six months ended June 30, 2008 consists primarily of $2,496 associated with new loans obtained on properties acquired in 2007 and 2008 and an increase of approximately $2,280 related to the $250,000 in exchangeable senior notes issued in March 2007.

Interest Income—The decrease in interest income was due primarily to the fact that we held more than $90,000 of investments available for sale at June 30, 2007 versus having no investments available for sale at June 30, 2008. The investments available for sale were purchased with cash that was generated by the exchangeable senior notes offering in March 2007.  This was partially offset by the additional interest generated from the proceeds of the common stock offering in May 2008 held in cash and cash equivalents.

Interest Income on Note Receivable from Preferred Unit Holder—Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures for the three and six months ended June 30, 2008 is primarily due to increases in property net income from stabilized joint venture properties offset by losses from lease up properties in certain joint ventures.

Loss on Sale of Investments Available for Sale—Represents the amount of loss recorded on February 29, 2008 related to the liquidation of auction rates securities held in investments available for sale.

Minority Interest—Operating Partnership—Income allocated to the Operating Partnership (including the Preferred OP units) represents 5.84% and 5.59% of the net income before minority interest for the three months ended June 30, 2008 and 2007, respectively.

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

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets forth the calculation of FFO (amounts are in thousands, except for share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$8,901	$8,695	$15,601	$15,165

Adjustments:
Real estate depreciation	9,975	7,831	19,735	15,416
Amortization of intangibles	1,159	807	2,437	1,614
Joint venture real estate depreciation and amortization	1,058	1,025	2,110	2,087
Joint venture loss on sale of properties	—	5	—	5
Distributions paid on Preferred Operating Partnership units	(1,437)	—	(2,875)	—
Income allocated to Operating Partnership minority interest	617	515	1,127	899

Funds from operations	$20,273	$18,878	$38,135	$35,186

Weighted average number of shares - diluted	79,092,783	69,248,845	75,166,645	69,214,313

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

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2008	2007	Change	2008	2007	Change
Same-store rental revenues	$46,277	$45,648	1.4%	$92,081	$90,330	1.9%
Same-store operating expenses	15,946	16,055	-0.7%	32,272	31,954	1.0%
Same-store net operating income	30,331	29,593	2.5%	59,809	58,376	2.5%

Non same-store rental revenues	11,608	2,744	323.0%	22,828	4,293	431.7%
Non same-store operating expenses	4,917	1,297	279.1%	9,232	2,294	302.4%

Total rental revenues	57,885	48,392	19.6%	114,909	94,623	21.4%
Total operating expenses	20,863	17,352	20.2%	41,504	34,248	21.2%

Same-store square foot occupancy as of quarter end	87.5%	87.6%		87.5%	87.6%

Properties included in same-store	211	211		211	211

The increase in same-store rental revenue for the three and six months ended June 30, 2008 over the prior year was due to increased rental rates to existing customers and our ability to maintain occupancy. For the three months ended June 30, 2008, expenses decreased when compared to the prior year due to lower advertising and payroll costs.  For the six months ended June 30, 2008, expenses increased due to higher snow removal costs and insurance, partially offset by lower payroll costs.

CASH FLOWS

Cash flows provided by operating activities were $48,527 and $51,905, respectively, for the six months ended June 30, 2008 and 2007. The decrease compared to the prior year primarily relates to the increase in receivables from related parties offset by the increase in depreciation and amortization and the loss on investments available for sale.

Cash used in investing activities was $51,035 and $205,629, respectively, for the six months ended June 30, 2008 and 2007.  The decrease relates primarily to the change in investments available for sale. For the six months ended June 30, 2008, there were proceeds from the sale of investments available for sale of $21,812 and for the six months ended June 30, 2007, there were payments for the purchase of investments available for sale of $90,331.

Cash provided by financing activities was $170,968 and $128,713, respectively, for the six months ended June 30, 2008 and 2007. The increase in cash provided by financing activities over the prior period relates primarily to the proceeds from the sale of common stock in May 2008 of $232,718.  In March 2007, we issued $250,000 in exchangeable senior notes and in June 2007, issued a $100,000 loan to a preferred OP unit holder.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

As described in the notes to our unaudited condensed consolidated financial statements, upon the achievement of certain levels of net operating income with respect to 14 of our properties, our CCSs and our Operating Partnership’s CCUs will convert into additional shares of common stock and OP units, respectively.

As of June 30, 2008, 2,153,885 CCSs and 110,798 CCUs have converted to common stock and OP units, respectively. Based on the performance of the properties as of June 30, 2008, an additional 355,035 CCSs and 18,263 CCUs became eligible for conversion. The board of directors approved the conversion of these CCSs and CCUs on August 1, 2008 as per our charter, and the shares and units were issued on August 5, 2008.

The table below outlines the performance of the properties for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2008	2007	Change	2008	2007	Change
CCS/CCU rental revenues	$3,289	$2,967	10.9%	$6,578	$5,853	12.4%
CCS/CCU operating expenses	1,250	1,333	(6.2)%	2,590	2,631	(1.6)%
CCS/CCU net operating income	2,039	1,634	24.8%	3,988	3,222	23.8%

Non CCS/CCU rental revenues	54,596	45,425	20.2%	108,331	88,770	22.0%
Non CCS/CCU operating expenses	19,613	16,019	22.4%	38,914	31,617	23.1%

Total rental revenues	57,885	48,392	19.6%	114,909	94,623	21.4%
Total operating expenses	20,863	17,352	20.2%	41,504	34,248	21.2%

CCS/CCU square foot occupancy as of quarter end	78.9%	77.1%		78.9%	77.1%

Properties included in CCS/CCU	14	14		14	14

The increase in CCS/CCU rental revenues for the three and six months ended June 30, 2008 was primarily due to increased rental rates and increased occupancy.  The decrease in expenses for the three and six months ended June 30, 2008 was primarily due to a reduction in advertising costs.

OPERATIONAL SUMMARY

For the six months ended June 30, 2008, we continued our same-store property revenue growth with a revenue increase of 1.9% compared to the same period in 2007. Occupancy at our stabilized properties was fairly consistent on a year-to-year basis, reaching 86.9% as of June 30, 2008 compared to 86.4% as of June 30, 2007.

For the six months ended June 30, 2008, the markets of Chicago, Columbus, Detroit, Houston, Sacramento and San Francisco/Oakland were the top performers among our stabilized properties. Markets performing below our portfolio average in revenue growth included Las Vegas, Miami, Philadelphia, Phoenix and West Palm Beach.

Property revenue growth was evident in the majority of markets in which we operate. The growth in property revenue is the result of increases in occupancy and rental rates to both new and existing customers. Property expenses increased primarily as a result of increases in snow removal and property insurance partially offset by decreases in payroll costs.

OUTLOOK

In the first six months of 2008, we continued to see a generally positive climate for self-storage in the United States. Rental activity was flat overall when compared with the first six months of 2007. Despite the lack of increased demand, we were able to raise same-store and overall portfolio revenue through increased rental rates to existing customers. We continue to selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through our centralized, real-time technology systems and revenue management team.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $185,837 available in cash and cash equivalents. This cash resulted primarily from the issuance and sale of approximately 15.0  million shares of our common stock pursuant to a public offering in May 2008.   We intend to use this cash to purchase additional self-storage properties and fund other working capital needs during the remainder of 2008. Additionally, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

On October 19, 2007, we entered into a $100,000 revolving line of credit (the “Credit Line”). We intend to use the proceeds from the Credit Line for general corporate purposes and acquisitions. The Credit Line has an interest rate of between 100 and 250 basis points over LIBOR, depending on certain of our financial ratios. The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures October 31, 2010. There were no amounts outstanding under the Credit Line as of June 30, 2008 or December 31, 2007.

As of June 30, 2008, we had $1,300,671 of debt, resulting in a debt to total capitalization ratio of 49.3%.  As of June 30, 2008, the ratio of total fixed rate debt and other instruments to total debt was 91.5% ($61,770 on which we have a reverse interest rate swap has been included as variable rate debt). The weighted average interest rate of the total of fixed and variable rate debt at June 30, 2008 was 4.9%.

Real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all covenants at June 30, 2008.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under the Credit Line.

Our liquidity needs also consist of new facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us, or at all. Any additional issuance of equity or equity—linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

We may from time to time seek to retire or repurchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2008:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$62,466	$5,278	$9,853	$8,666	$38,669
Notes payable, exchangeable senior notes and notes payable to trusts
Interest	598,547	57,903	96,397	81,705	362,542
Principal	1,300,671	167,371	342,861	20,855	769,584
Total contractual obligations	$1,961,684	$230,552	$449,111	$111,226	$1,170,795

At June 30, 2008, the weighted-average interest rate for all fixed rate loans was 5.0%, and the weighted-average interest rate for all variable rate loans was 3.6%.

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

As of June 30, 2008, we had $1,300,671 in total debt, of which $110,609 was subject to variable interest rates (including the $61,770 on which we have a reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by $1,106 annually.

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

The fair value of fixed rate notes payable, exchangeable senior notes and notes payable to trusts at June 30, 2008 was $1,256,317. The carrying value of these fixed rate notes payable, exchangeable senior notes and notes payable to trusts at June 30, 2008 was $1,190,062.

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

As of June 30, 2008, 2,153,885 CCSs and 110,798 CCUs had converted to common stock and OP units, respectively. Based on the performance of the properties as of June 30, 2008, an additional 355,035 CCSs and 18,263 CCUs became eligible for conversion. The board of directors approved the conversion of these CCSs and CCUs on August 1, 2008 as per our charter, and the shares and units were issued on August 5, 2008.  The shares and units were issued in private placements in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. We received no additional consideration for the conversions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 21, 2008. The first item of business was the election of seven members of the board of directors. The votes were tabulated as follows: 45,699,856 votes were cast for Kenneth M. Woolley and 1,153,102 votes were withheld; 46,278,530 votes were cast for Anthony Fanticola and 574,428 votes were withheld; 46,530,390 votes were cast for Hugh W. Horne and 322,568 votes were withheld; 46,532,895 votes were cast for Spencer F. Kirk and 320,063 votes were withheld; 46,513,403 votes were cast for Joseph D. Margolis and 339,555 votes were withheld; 45,198,417 votes were cast for Roger B. Porter and 1,654,541 votes were withheld; and 46,276,310 votes were cast for K. Fred Skousen and 576,648 votes were withheld. The second item of business was a proposal for the approval of the 2004 Long Term Incentive Compensation Plan as Amended and Restated, Effective March 25, 2008.  The votes were tabulated as follows: 40,435,203 were cast for, 1,984,694 were cast against, 66,652, abstained, and there were 4,366,409 broker non-votes.  The third item of business was a proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008. The votes were tabulated as follows: 46,684,140 were cast for, 128,183 were cast against, and 40,635 abstained.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: August 8, 2008	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)