Form 10-Q
period 2008-09-30
Extra Space Storage Inc.
filed 2008-11-05
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2008 was 85,500,139.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,856,809	$1,791,377
Real estate under development	48,447	49,945
Net real estate assets	1,905,256	1,841,322

Investments in real estate ventures	139,345	95,169
Cash and cash equivalents	112,076	17,377
Investments available for sale	—	21,812
Restricted cash	38,265	34,449
Receivables from related parties and affiliated real estate joint ventures	11,591	7,386
Other assets, net	37,153	36,560
Total assets	$2,243,686	$2,054,075

Liabilities, Minority Interests, and Stockholders’ Equity:
Notes payable	$930,088	$950,181
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	250,000	250,000
Line of credit	—	—
Accounts payable and accrued expenses	36,484	31,346
Other liabilities	18,857	18,055
Total liabilities	1,355,019	1,369,172

Minority interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	28,828	30,041
Minority interest in Operating Partnership and other minority interests	30,696	34,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 82,370,640 and 65,784,274 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	824	658
Paid-in capital	1,063,411	826,026
Other comprehensive deficit	—	(1,415)
Accumulated deficit	(235,092)	(205,348)
Total stockholders’ equity	829,143	619,921
Total liabilities, minority interests, and stockholders’ equity	$2,243,686	$2,054,075

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues:
Property rental	$59,997	$55,209	$174,906	$149,832
Management and franchise fees	5,417	5,169	15,837	15,520
Tenant reinsurance	4,265	3,027	11,723	7,858
Other income	169	421	425	942
Total revenues	69,848	63,826	202,891	174,152

Expenses:
Property operations	21,367	19,607	62,871	53,855
Tenant reinsurance	1,426	1,397	3,958	3,587
Unrecovered development and acquisition costs	39	184	1,631	593
General and administrative	10,319	9,326	30,568	27,534
Depreciation and amortization	12,355	10,598	35,633	28,517
Total expenses	45,506	41,112	134,661	114,086

Income before interest, equity in earnings of real estate ventures, loss on sale of investments available for sale, Preferred Operating Partnership units and minority interests	24,342	22,714	68,230	60,066

Interest expense	(15,904)	(16,079)	(48,220)	(44,912)
Interest income	1,280	1,821	2,575	6,937
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,280	3,638	1,280
Equity in earnings of real estate ventures	2,015	1,304	4,610	3,693
Loss on sale of investments available for sale	—	—	(1,415)	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	1,054	—	1,054
Minority interest - Operating Partnership	(766)	(869)	(1,893)	(1,768)
Minority interests - other	147	113	403	153
Net income	$12,327	$11,338	$27,928	$26,503
Fixed distribution paid to Preferred Operating Partnership unit holder	—	(1,510)	—	(1,510)
Net income attributable to common stockholders	$12,327	$9,828	$27,928	$24,993

Net income per common share
Basic	$0.15	$0.15	$0.38	$0.39
Diluted	$0.15	$0.15	$0.38	$0.38

Weighted average number of shares
Basic	81,736,986	64,901,249	73,668,700	64,461,353
Diluted	87,263,018	70,567,078	79,226,236	69,702,837

Cash dividends paid per common share	$0.25	$0.23	$0.75	$0.68

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2007	65,784,274	$658	$826,026	$(1,415)	$(205,348)	$619,921
Issuance of common stock upon the exercise of options	146,795	1	1,916	—	—	1,917
Restricted stock grants issued	358,139	4	—	—	—	4
Restricted stock grants cancelled	(4,760)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	2,804	—	—	2,804
Conversion of Contingent Conversion Shares to common stock	1,136,192	11	—	—	—	11
Issuance of common stock, net of offering costs	14,950,000	150	232,568	—	—	232,718

Comprehensive income:
Net income	—	—	—	—	27,928	27,928
Loss on sale of investments available for sale	—	—	—	1,415	—	1,415
Total comprehensive income						29,343

Tax benefit from exercise of common stock options	—	—	97	—	—	97
Dividends paid on common stock at $0.75 per share	—	—	—	—	(57,672)	(57,672)
Balances at September 30, 2008	82,370,640	$824	$1,063,411	$—	$(235,092)	$829,143

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$27,928	$26,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,633	28,517
Amortization of deferred financing costs	2,640	2,457
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	(1,054)
Loss on sale of investments available for sale	1,415	—
Stock compensation expense	2,804	1,611
Income allocated to minority interests	1,490	1,615
Distributions from real estate ventures in excess of earnings	4,001	3,454
Changes in operating assets and liabilities:
Receivables from related parties	(4,475)	4,835
Other assets	(3,062)	5,045
Accounts payable and accrued expenses	5,138	8,247
Other liabilities	883	(2,378)
Net cash provided by operating activities	74,395	78,852

Cash flows from investing activities:
Acquisition of real estate assets	(55,602)	(144,347)
Development and construction of real estate assets	(42,126)	(31,495)
Proceeds from sale of real estate assets	340	1,999
Investments in real estate ventures	(48,941)	(4,769)
Return of investment in real estate ventures	764	—
Net proceeds from sale of (purchases of) investments available for sale	21,812	(49,200)
Change in restricted cash	(3,816)	7,640
Purchase of equipment and fixtures	(1,368)	(835)
Net cash used in investing activities	(128,937)	(221,007)

Cash flows from financing activities:
Proceeds from exchangeable senior notes	—	250,000
Proceeds from notes payable, notes payable to trusts and line of credit	4,063	50,102
Principal payments on notes payable and line of credit	(24,097)	(31,135)
Deferred financing costs	(740)	(7,740)
Loan to Preferred Operating Partnership unit holder	—	(100,000)
Minority interest investments	1,174	—
Redemption of Operating Partnership units held by minority interest	—	(775)
Proceeds from issuance of common shares, net	232,718	—
Net proceeds from exercise of stock options	1,917	1,339
Dividends paid on common stock	(57,672)	(44,218)
Distributions to Operating Partnership units held by minority interest	(8,122)	(4,389)
Net cash provided by financing activities	149,241	113,184
Net increase (decrease) in cash and cash equivalents	94,699	(28,971)
Cash and cash equivalents, beginning of the period	17,377	70,801
Cash and cash equivalents, end of the period	$112,076	$41,830

	Nine months ended September 30,
	2008	2007
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$44,988	$37,756

Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$—	$190,185
Notes payable acquired	—	(54,350)
Preferred Operating Partnership units issued as consideration	—	(131,499)
Investment in real estate ventures	—	(502)
Minority interest in Operating Partnership	—	(3,834)

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At September 30, 2008, the Company had direct and indirect equity interests in 617 storage facilities located in 33 states and Washington, D.C.  In addition, the Company managed 67 properties for franchisees and third parties, bringing the total number of properties which it owns and/or manages to 684.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”).

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

In December 2007, the FASB issued revised Statement No. 141, “Business Combinations” (“FAS 141(R)”).  FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed.  Generally, assets acquired and liabilities assumed in a transaction will be recorded at the acquisition-date fair value with limited exceptions.  FAS 141(R) will also change the accounting treatment and disclosure for certain specific items in a business combination.  FAS 141(R) applies proactively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  The Company will assess the impact of FAS 141(R) if and when future acquisitions occur.  However, the application of FAS 141(R) will result in a significant change in accounting for acquisitions after the effective date.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  FAS 160 also requires the amount of consolidated net income attributable to the parent and to the non–controlling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. As of September 30, 2008 and 2007, minority interests in the accompanying consolidated balance sheets were $59,524 and $64,982, respectively. These amounts will be recharacterized as non-controlling interests as a component of equity when FAS 160 is adopted.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008.

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

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 110, which is effective January 1, 2008, and amends and replaces SAB No. 107, “Share-Based Payment.” SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB No. 110 did not have a significant effect on the Company’s financial statements.

In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  Under FSP APB 14-1, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the adoption of FSP APB 14-1 on the Company’s exchangeable senior notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component. The original issue discount will be amortized over the period of the debt as additional interest expense.  FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its financial statements, and expects a significant increase in interest expense as a result.

In May 2008, the FASB issued FASB Statement No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Notes payable associated with Swap Agreement	(61,770)	—	—	(61,770)
Other assets (liabilities) - Swap Agreement	87	—	—	87
Total	$(61,683)	$—	$—	$(61,683)

Following is a reconciliation of the beginning and ending balances for the Company’s investments available for sale, which were the Company’s only material assets or liabilities that are remeasured on a recurring basis using significant unobservable inputs (Level 3):

Balance as of December 31, 2007	$21,812
Total gains or losses (realized/unrealized)
Included in earnings	(1,415)
Included in other comprehensive income	1,415
Settlements received in cash	(21,812)
Balance as of September 30, 2008	$—

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets held for use are evaluated for impairment when events or circumstances indicate there may be impairment.  When such an event occurs, the Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets.  An impairment loss is recorded if the net carrying value of the assets exceeds the undiscounted future net operating cash flows attributable to the asset.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  The Company has determined that no property was impaired and therefore no impairment charges were recorded during the three or nine months ended September 30, 2008 or 2007.

When real estate assets are identified as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs.  If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, then a valuation allowance is established.  The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented.  The Company did not have any properties classified as held for sale at September 30, 2008.

The Company assesses whether there are any indicators that the value of its investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate there may be an impairment.  An investment is impaired if the Company’s estimate of the fair value of the investment is less than its carrying value.  To the extent impairment has occurred, and is considered to be other-than-temporary, the loss is measured as the excess of the carrying amount over the fair value of the investment.  No impairment charges were recognized for the three or nine months ended September 30, 2008 or 2007.

There were no impaired properties or investments in unconsolidated real estate ventures or any real estate assets identified as held for sale during the three or nine months ended September 30, 2008. Therefore, the Company did not make any nonrecurring fair value measurements during the period.

3.              NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less non-vested restricted stock. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares (“CCSs”), Contingent Conversion Units (“CCUs”), exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, or reduce earnings per share, are included.

The Company’s Operating Partnership has $250,000 of exchangeable senior notes issued and outstanding that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.48 per share at September 30, 2008, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the third quarter of 2008; therefore holders of the exchangeable senior notes may not elect to convert them during the fourth quarter of 2008.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FASB Statement No. 128 “Earnings per Share,” (“FAS 128”) requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at September 30, 2008 because there was no excess over the accreted principal for the period.

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

For the three months ended September 30, 2008 and 2007, options to purchase 1,356,592 and 1,184,978 shares of common stock, and for the nine months ended September 30, 2008 and 2007, options to purchase 903,180 and 256,506 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The computation of net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income attributable to common stockholders	$12,327	$9,828	$27,928	$24,993
Add:
Income allocated to minority interest - Operating Partnership	766	869	1,893	1,768
Net income for diluted computations	$13,093	$10,697	$29,821	$26,761

Weighted average common shares oustanding:
Average number of common shares outstanding - basic	81,736,986	64,901,249	73,668,700	64,461,353
Operating Partnership units	4,109,034	4,025,332	4,109,034	4,025,332
Preferred Operating Partnership units	989,980	961,839	989,980	340,561
Dilutive stock options, restricted stock and CCS/CCU conversions	427,018	678,658	458,522	875,591
Average number of common shares outstanding - diluted	87,263,018	70,567,078	79,226,236	69,702,837

Net income per common share
Basic	$0.15	$0.15	$0.38	$0.39

Diluted	$0.15	$0.15	$0.38	$0.38

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	September 30, 2008	December 31, 2007

Land - operating	$434,826	$411,946
Land - development	57,609	52,678
Buildings and improvements	1,494,641	1,420,235
Intangible assets - tenant relationships	32,471	32,173
Intangible lease rights	6,150	6,150
	2,025,697	1,923,182
Less: accumulated depreciation and amortization	(168,888)	(131,805)
Net operating real estate assets	1,856,809	1,791,377
Real estate under development	48,447	49,945
Net real estate assets	$1,905,256	$1,841,322

On June 19, 2008, the Company sold an undeveloped parcel of vacant land in Antelope, California for its book value of $340. There was no gain or loss recognized on the sale.

5.              PROPERTY ACQUISITIONS

The following table shows the Company’s acquisitions of operating properties for the nine months ended September 30, 2008, and does not include purchases of raw land or improvements made to existing assets:

Property Location(s)	Number of Properties	Date of Acquisition	Total Consideration	Cash Paid	Net Liabilities / (Assets) Assumed	Source of Acquisition
Maryland	1	9/17/08	$5,050	$5,049	$1	Unrelated third party
Florida	1	6/19/08	10,239	10,317	(78)	Unrelated third party
California	1	5/2/08	7,759	7,744	15	Unrelated third party
Total	3		$23,048	$23,110	$(62)

6.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	September 30, 2008	December 31, 2007

Extra Space West One LLC (“ESW”)	5%	40%	$1,582	$1,804
Extra Space West Two LLC (“ESW II”)	5%	40%	4,906	5,019
Extra Space Northern Properties Six, LLC (“ESNPS”)	10%	35%	1,540	1,642
Extra Space of Santa Monica LLC (“ESSM”)	41%	41%	5,314	5,138
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,354	4,189
PRISA Self Storage LLC (“PRISA”)	2%	17%	12,524	12,732
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	10,524	10,608
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	4,186	4,405
VRS Self Storage LLC (“VRS”)	45%	9%	48,016	4,515
WCOT Self Storage LLC (“WCOT”)	5%	20%	5,305	5,211
Storage Portfolio I, LLC (“SP I”)	25%	40%	17,695	18,567
Storage Portfolio Bravo II (“SPB II”)	20%	25-45%	14,293	14,785
U-Storage de Mexico S.A. and related entities (“U-Storage”)	35-40%	35-40%	9,114	4,891
Other minority owned properties	10-50%	10-50%	992	1,663
			$139,345	$95,169

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

On July 1, 2008, the Company purchased an additional 40.0% interest in VRS Self Storage LLC from Prudential Real Estate Investors for cash of $44,100, resulting in an increase in the Company’s total interest in the joint venture from 5.0% to 45.0%.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Equity in earnings of ESW	$333	$411	$1,027	$1,106
Equity in earnings (losses) of ESW II	(12)	—	(50)	—
Equity in earnings of ESNPS	62	49	182	136
Equity in earnings of Clarendon	33	109	221	311
Equity in earnings of PRISA	183	166	526	521
Equity in earnings of PRISA II	154	153	451	430
Equity in earnings of PRISA III	77	86	204	220
Equity in earnings of VRS	648	67	779	190
Equity in earnings of WCOT	78	77	225	224
Equity in earnings of SP I	339	333	892	785
Equity in earnings of SPB II	146	189	467	560
Equity in earnings (losses) of U-Storage	(18)	(141)	(134)	(221)
Equity in earnings (losses) of other minority owned properties	(8)	(195)	(180)	(569)
	$2,015	$1,304	$4,610	$3,693

Equity in earnings (losses) of ESW II, SP I and SPB II include the amortization of the Company’s excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

7.              INVESTMENTS AVAILABLE FOR SALE

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires securities classified as “available for sale” to be stated at fair value. Adjustments to the fair value of available for sale securities are recorded as a component of other comprehensive income.  A decline in the market value of equity securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  The Company’s investments available for sale have generally consisted of non mortgage-backed auction rate securities (“ARS”).  ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.  This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holding by selling their securities at par.

Uncertainties in the credit markets had prevented the Company and other investors from liquidating their holdings of ARS in auctions for these securities because the amount of securities submitted for sale exceeded the amount of purchase orders. As a result, during the year ended December 31, 2007, the Company recognized an other-than-temporary impairment charge of $1,213 and temporary impairment charge of $1,415, which reduced the carrying value of the Company’s investments in ARS to $21,812 as of December 31, 2007. On February 29, 2008, the Company liquidated its holdings of ARS for $21,812 in cash. As a result of this settlement, the Company recognized $1,415 of the amount that was previously classified as a temporary impairment as loss on sale of investments available for sale through earnings. The Company had no investments in ARS as of September 30, 2008.

8.              OTHER ASSETS

The components of other assets are summarized as follows:

	September 30, 2008	December 31, 2007

Equipment and fixtures	$9,705	$11,899
Less: accumulated depreciation	(6,820)	(8,364)
Deferred financing costs, net	13,652	15,534
Prepaid expenses and deposits	6,616	5,162
Accounts receivable, net	9,319	8,516
Fair value of interest rate swap	87	—
Investments in Trusts	3,590	3,590
Other	1,004	223
	$37,153	$36,560

9.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	September 30, 2008	December 31, 2007
Fixed Rate
Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 7.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between April 2009 and February 2017.	$819,342	$825,326

Variable Rate
Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 0.65% (4.58% and 5.25% at September 30, 2008 and December 31, 2007, respectively) and LIBOR plus 2.25% (6.18% and 6.85% at September 30, 2008 and December 31, 2007, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between December 2008 and June 2011.	110,746	124,855

	$930,088	$950,181

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at September 30, 2008.

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

The estimated fair value of the Swap Agreement at September 30, 2008 was reflected as an other asset of $87. The estimated fair value of the Swap Agreement at December 31, 2007 was reflected as an other liability of $125. The fair value of the Swap Agreement is determined through observable prices in active markets for identical agreements. The Company recorded a reduction to interest expense relating to the Swap Agreement of $186 for the three months ended September 30, 2008 and additional interest expense of $273 for the three months ended September 30, 2007. Interest expense was decreased by $194 for the nine months ended September 30, 2008 and interest expense was increased by $798 for the nine months ended September 30, 2007.

On August 31, 2007, as part of the acquisition of a partner’s joint venture interest in seven properties, the Company assumed an interest rate cap agreement related to the assumption of the loan on these properties. The Company has designated the interest rate cap agreement as a cash flow hedge of the interest payments resulting from an increase in the interest rates above the rates designated in the interest rate cap agreement. The interest rate cap agreement will allow increases in interest payments based on an increase in the LIBOR rate above the capped rates (5.19% from 1/1/2007 to 12/31/2007 and 5.48% from 1/1/2008 through 12/31/2008) on $23,340 of floating rate debt to be offset by the value of the interest rate cap agreement. The estimated fair value of the interest rate cap at the assumption date was not material and no asset or liability was recorded. The fair value of the interest rate cap at September 30, 2008 and December 31, 2007 was also not material. The fair value of the interest rate cap is determined through observable prices in active markets for identical agreements.

On June 30, 2008, the Company entered into a loan agreement in the amount of $64,530 secured by certain properties. On September 30, 2008, $1,000 was drawn on the loan balance. As part of the loan agreement, the Company agreed to draw down at least 50% of the loan amount by February 1, 2009 with the remainder to be drawn by March 31, 2009. The loan bears interest at LIBOR plus 2%, maturing on June 30, 2011.

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

11.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,700. These costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of September 30, 2008. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 42.582 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

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

The Company has considered whether the exchange settlement feature represents an embedded derivative within the debt instrument under the guidance of FASB Statement No. 133: “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), EITF Issue 90-19: “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion,” and EITF Issue No. 01-6: “The Meaning of “Indexed to a Company’s Own Stock” that would require bifurcation (i.e. separate accounting of the note and the exchange settlement feature). The Company has concluded that the exchange settlement feature has satisfied the exemption in FAS 133 because it is indexed to the Company’s own common stock and would otherwise be classified in stockholders’ equity, among other considerations. Accordingly, the Notes are presented as a single debt instrument (often referred to as “Instrument C” in EITF 90-19) in accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” due to the inseparability of the debt and the exchange settlement feature. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its financial statements and expects to have a significant increase in interest expense as a result.

12.       LINE OF CREDIT

On October 19, 2007, the Operating Partnership entered into a $100,000 revolving line of credit (the “Credit Line”) that matures October 31, 2010 with two one-year extensions available. The Company intends to use the proceeds of the Credit Line for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company. The Credit Line is collateralized by mortgages on certain real estate assets. As of September 30, 2008, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line. No amounts were outstanding on the Credit Line at September 30, 2008 or December 31, 2007. The Company is subject to certain restrictive covenants relating to the Credit Line. The Company was in compliance with all covenants as of September 30, 2008.

13.       OTHER LIABILTIES

The components of other liabilities are summarized as follows:

	September 30, 2008	December 31, 2007

Deferred rental income	$12,438	$11,805
Security deposits	322	383
SUSA lease obligation liability	2,876	2,592
Fair value of interest rate swap	—	125
Other miscellaneous liabilities	3,221	3,150
	$18,857	$18,055

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

		Three months ended September 30,		Nine months ended September 30,
Entity	Type	2008	2007	2008	2007

ESW	Affiliated real estate joint ventures	$107	$110	$325	$328
ESW II	Affiliated real estate joint ventures	80	—	231	—
ESNPS	Affiliated real estate joint ventures	118	113	349	329
PRISA	Affiliated real estate joint ventures	1,289	1,273	3,810	3,868
PRISA II	Affiliated real estate joint ventures	1,053	1,052	3,110	3,142
PRISA III	Affiliated real estate joint ventures	448	475	1,329	1,417
VRS	Affiliated real estate joint ventures	298	292	881	860
WCOT	Affiliated real estate joint ventures	389	387	1,154	1,155
SP I	Affiliated real estate joint ventures	336	319	974	945
SPB II	Affiliated real estate joint ventures	247	254	753	770
Various	Franchisees, third parties and other	1,052	894	2,921	2,706
		$5,417	$5,169	$15,837	$15,520

Effective January 1, 2004, the Company entered into a license agreement with Centershift, a related party software provider, to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $274 and $225 for the three months ended September 30, 2008 and 2007, respectively, and $701 and $680 for the nine months ended September 30, 2008 and 2007, respectively, relating to the purchase of software and to license agreements.

Related party and affiliated real estate joint ventures balances are summarized as follows:

	September 30, 2008	December 31, 2007
Receivables:
Development fees	$1,506	$1,501
Other receivables from properties	10,085	5,885
	$11,591	$7,386

Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the managed properties. The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at September 30, 2008 or December 31, 2007.

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

At issuance, in accordance with SFAS 133: “Accounting for Derivative Instruments and Hedging Activities,” SFAS 150: “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF Topic D-109: “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133:” and Accounting Series Release No. 268: “Presentation in Financial Statements of “Redeemable Preferred Stocks,” from inception through September 28, 2007 (the date of the amendment discussed below), the Preferred OP units were classified as a hybrid instrument such that the value of the units associated with the fixed return were classified in mezzanine after total liabilities on the balance sheet and before stockholders’ equity. The remaining balance that participates in distributions equal to that of common OP units had been identified as an embedded derivative and had been classified as a liability on the balance sheet and recorded at fair value on a quarterly basis with any adjustment being recorded through earnings. For the year ended December 31, 2007, the fair value adjustment associated with the embedded derivative was $1,054.

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

On September 18, 2008, the Operating Partnership entered into a First Amendment to the Second Amended and Restated Agreement of Limited Partnership to clarify certain tax-related provisions relating to the Preferred OP units.

16.       MINORITY INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.17% majority ownership interest therein as of September 30, 2008. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.83% are held by certain former owners of assets acquired by the Operating Partnership, which include officers and a director of the Company. As of September 30, 2008, the Operating Partnership had 4,109,034 and 70,985 OP units and CCUs outstanding, respectively.

The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or CCUs. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten day average closing stock price at September 30, 2008 was $15.71 and there were 4,109,034 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP units on September 30, 2008 and the Company elected to pay the non-controlling members cash, the Company would have paid $64,553 in cash consideration to redeem the OP units.

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

As of September 30, 2008, there were 129,061 CCUs converted to OP units. Based on the performance of the properties as of

September 30, 2008, an additional 15,028 CCUs became eligible for conversion. The board of directors approved the conversion of these CCUs on October 30, 2008 as per the Company’s charter, and the OP units were issued on November 5, 2008.

17.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2008, 82,370,640 shares of common stock were issued and outstanding, 1,379,923 CCSs were issued and outstanding and no shares of preferred stock were issued and outstanding. All holders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.

On May 19, 2008, the Company closed a public common stock offering of 14,950,000 shares at an offering price of $16.35 per share, for aggregate gross proceeds of $244,433. Transaction costs were $11,715 for net proceeds of $232,718. A portion of the proceeds were used for the repayment of mortgage debt and outstanding amounts under our Credit Line, and the remaining net proceeds will be used for general corporate purposes, including funding potential future acquisitions.

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

As of September 30, 2008, there were 2,508,920 CCSs converted to common stock. Based on the performance of the properties as of September 30, 2008, an additional 292,133 CCSs became eligible for conversion. The board of directors approved the conversion of these CCSs on October 30, 2008 as per the Company’s charter, and the shares were issued on November 5, 2008.

18.       STOCK-BASED COMPENSATION

The Company has the following two stock option plans under which shares were available for grant at September 30, 2008: 1) the 2004 Long-Term Incentive Compensation Plan as amended and restated, effective March 25, 2008, and 2) the 2004 Non-Employee Directors’ Share Plan (together, the “Plans”). Option grants are issued at the closing price of stock on the date of grant. Each option will be exercisable after the period or periods specified in the award agreement (typically four years), which will generally not exceed 10 years from the date of grant. Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, options shall vest ratably over a four-year period beginning on the date of grant.

Also as defined under the terms of the Plans, restricted stock grants may be awarded. The stock grants are subject to a performance or vesting period over which the restrictions are lifted and the stock certificates are given to the grantee. During the performance or vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plans, however the grantee has the ability to vote the shares and receive dividends paid on the shares. The forfeiture and transfer restrictions on the shares lapse over a two to four-year period beginning on the date of grant. As of September 30, 2008, 4,693,804 shares were available for issuance under the Plans.

Option Grants to Employees

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of September 30, 2008
Outstanding at December 31, 2006	2,564,563	$13.92
Granted	418,000	18.51
Exercised	(126,801)	13.68
Forfeited	(204,044)	14.71
Outstanding at December 31, 2007	2,651,718	$14.54
Granted	380,000	15.57
Exercised	(146,795)	13.09
Forfeited	(37,000)	14.06
Outstanding at September 30, 2008	2,847,923	$14.76	7.08	$3,428
Vested and Expected to Vest	2,592,996	$14.60	6.92	$3,356
Ending Exercisable	1,842,805	$13.92	6.39	$3,126

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2008	2007

Expected volatility	30%	24%
Dividend yield	6.4%	5.8%
Risk-free interest rate	3.0%	4.2%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 19.72% of unvested options outstanding as of September 30, 2008, is adjusted annually based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded compensation expense relating to outstanding options of $324 and $252 for the three months ended September 30, 2008 and 2007, respectively, and $819 and $670 for the nine months ended September 30, 2008 and 2007, respectively. The Company received cash from the exercise of options of $1,123 and $306 for the three months ended September 30, 2008 and 2007, respectively, and $2,063 and $1,339 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, there was $873 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.34 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at September 30, 2008, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Common Stock Granted to Employees and Directors

The Company granted 4,200 and 28,800 shares of common stock to certain employees, without monetary consideration under the Plans during the three months ended September 30, 2008 and 2007, respectively, and 358,139 and 119,329 shares for the nine months ended September 30, 2008 and 2007, respectively. The Company recorded compensation expense related to outstanding shares of common stock granted to employees of $496 and $485 during the three months ended September 30, 2008 and 2007, respectively, and $1,985 and $941 during the nine months ended September 30, 2008 and 2007, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted- Average Grant- Date Fair Value
Unreleased at December 31, 2006	156,300	$15.94
Granted	120,729	18.17
Released	(61,975)	15.90
Cancelled	(3,082)	18.39
Unreleased at December 31, 2007	211,972	$17.23
Granted	358,139	15.73
Released	(117,706)	16.41
Cancelled	(4,760)	17.34
Unreleased at September 30, 2008	447,645	$16.27

19.       SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	September 30, 2008	December 31, 2007
Balance Sheet
Investment in real estate ventures
Rental operations	$139,345	$95,169

Total assets
Property management, acquisition and development	$506,195	$385,394
Rental operations	1,737,491	1,668,681
	$2,243,686	$2,054,075

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Statement of Operations
Total revenues
Property management, acquisition and development	$9,851	$8,617	$27,985	$24,320
Rental operations	59,997	55,209	174,906	149,832
	$69,848	$63,826	$202,891	$174,152

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$12,152	$11,217	$37,251	$32,626
Rental operations	33,354	29,895	97,410	81,460
	$45,506	$41,112	$134,661	$114,086

Income (loss) before interest, equity in earnings of real estate ventures, loss on sale of investments available for sale, Preferred Operating Partnership units and minority interests
Property management, acquisition and development	$(2,301)	$(2,600)	$(9,266)	$(8,306)
Rental operations	26,643	25,314	77,496	68,372
	$24,342	$22,714	$68,230	$60,066

Interest expense
Property management, acquisition and development	$(325)	$(376)	$(1,001)	$(940)
Rental operations	(15,579)	(15,703)	(47,219)	(43,972)
	$(15,904)	$(16,079)	$(48,220)	$(44,912)

Interest income
Property management, acquisition and development	$1,280	$1,821	$2,575	$6,937

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,280	$3,638	$1,280

Equity in earnings of real estate ventures
Rental operations	$2,015	$1,304	$4,610	$3,693

Loss on sale of investments available for sale
Property management, acquisition and development	$—	$—	$(1,415)	$—

Fair value adjustment of obligation associated with Preferred Operating Partnership units
Property management, acquisition and development	$—	$1,054	$—	$1,054

Minority interests - Operating Partnership and other
Property management, acquisition and development	$(619)	$(756)	$(1,490)	$(1,615)

Net income (loss)
Property management, acquisition and development	$(752)	$423	$(6,959)	$(1,590)
Rental operations	13,079	10,915	34,887	28,093
	$12,327	$11,338	$27,928	$26,503

Depreciation and amortization expense
Property management, acquisition and development	$368	$310	$1,094	$912
Rental operations	11,987	10,288	34,539	27,605
	$12,355	$10,598	$35,633	$28,517

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(55,602)	$(144,347)

Development and construction of real estate assets
Property management, acquisition and development			$(42,126)	$(31,495)

20.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed three construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, Chicago, Illinois and Sacramento, California. These properties are owned by joint ventures in which the Company has between 10% and 50% equity interests. These guarantees were entered into in November 2004, July 2005 and August 2007, respectively. At September 30, 2008, the total amount of guaranteed mortgage debt relating to these joint ventures was $18,040.  These mortgage loans mature December 1, 2008, July 29, 2009 and August 3, 2010, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at September 30, 2008 was $24,862. The Company recorded no liability in relation to these guarantees as of September 30, 2008, as the fair values of the guarantees were not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantees is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of September 30, 2008, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

21.       INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.  At September 30, 2008, there were no material uncertain tax positions.

Interest and penalties related to uncertain tax positions will be recognized in income tax expense, when incurred. As of September 30, 2008, the Company had no interest or penalties related to uncertain tax positions.

The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

22.       SUBSEQUENT EVENTS

On September 29, 2008, the Company entered into a purchase agreement to sell 3.0 million shares of its common stock in a registered direct placement to certain clients of RREEF America L.L.C.  The offering closed on October 3, 2008.  The Company received proceeds from the offering of approximately $44,100.

On October 2, 2008, the Company purchased two properties located in New York for approximately $27,500.

On October 10, 2008, the Company purchased four properties in Indiana for approximately $18,300.

During October 2008, the Company repurchased approximately $40,300 of its exchangeable senior notes on the open market.  The repurchase resulted in a gain of approximately $8,000 on early extinguishment of debt.

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

•

Develop new self-storage properties. We have joint venture and wholly-owned development properties and will continue to develop new self-storage properties in our core markets. Our development pipeline for the remainder of 2008 through 2009 includes 19 projects. The majority of the projects will be developed on a wholly-owned basis by the Company.

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

Recent U.S. and international market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the third quarter of 2008.  For the nine months ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability.  Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of September 30, 2008, we owned or had ownership interests in 617 operating self-storage properties located in 33 states and Washington, D.C. Of these properties, 269 are wholly-owned and consolidated, three are held in joint ventures and consolidated and 345 are held in joint ventures accounted for using the equity method. In addition, we managed 67 properties for franchisees or third parties bringing the total numbers of properties which we own and/or manage to 684. We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites. As of September 30, 2008, we owned and/or managed approximately 50 million square feet of space with more than 300,000 customers.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2008, the median length of stay was approximately eleven months.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of September 30, 2008 and 2007. The information as of September 30, 2007 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2008 were under our control as of September 30, 2007.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2008 (1)	Number of Units as of September 30, 2007	Net Rentable Square Feet as of September 30, 2008 (2)	Net Rentable Square Feet as of September 30, 2007	Square Foot Occupancy % September 30, 2008	Square Foot Occupancy % September 30, 2007
Wholly-owned properties
Alabama	1	581	592	76,000	76,105	80.1%	76.4%
Arizona	4	2,262	2,263	280,038	279,540	87.4%	94.8%
California	44	35,779	36,419	3,457,280	3,481,223	86.1%	83.4%
Colorado	7	3,289	3,302	420,194	418,669	88.5%	87.4%
Connecticut	2	1,342	1,357	123,340	123,265	79.9%	81.6%
Florida	29	19,330	19,391	2,027,186	2,027,757	82.1%	85.6%
Georgia	12	6,430	6,445	835,632	835,386	87.1%	87.5%
Hawaii	2	2,869	2,890	149,922	150,536	85.0%	81.4%
Illinois	5	3,290	3,266	342,319	339,189	81.4%	87.1%
Indiana	1	591	589	62,250	62,250	85.0%	93.9%
Kansas	1	504	504	49,740	49,940	88.0%	90.1%
Kentucky	3	1,582	1,588	194,270	194,420	88.6%	92.8%
Louisiana	2	1,405	1,407	148,315	147,690	90.8%	89.5%
Maryland	10	7,945	7,933	847,054	841,341	84.3%	85.8%
Massachusetts	26	14,859	14,870	1,575,597	1,581,181	85.3%	83.6%
Michigan	2	1,038	1,040	136,466	134,882	90.7%	87.1%
Missouri	6	3,148	3,177	374,357	375,582	86.0%	85.9%
Nevada	2	1,254	1,255	132,215	132,565	88.1%	84.9%
New Hampshire	2	1,006	1,007	125,909	125,909	88.7%	80.2%
New Jersey	23	18,860	18,844	1,836,691	1,833,013	86.1%	85.1%
New Mexico	1	538	503	68,310	61,690	86.4%	89.8%
New York	8	7,167	7,243	487,217	488,074	80.5%	83.9%
Ohio	4	2,026	2,031	273,492	273,876	86.8%	87.4%
Oregon	1	766	764	103,450	103,450	83.9%	89.8%
Pennsylvania	8	6,150	6,141	638,053	641,727	86.5%	85.7%
Rhode Island	1	729	728	75,521	75,601	89.8%	85.9%
South Carolina	3	1,554	1,554	178,719	178,689	89.3%	93.7%
Tennessee	6	3,502	3,533	474,327	477,227	85.8%	84.7%
Texas	19	11,809	11,874	1,337,758	1,337,314	87.7%	90.7%
Utah	3	1,537	1,533	210,526	210,540	92.6%	96.2%
Virginia	4	2,891	2,889	272,047	272,824	88.4%	85.3%
Washington	4	2,542	2,537	306,025	306,115	90.9%	94.3%
Total Wholly-Owned Stabilized	246	168,575	169,469	17,620,220	17,637,570	85.8%	86.0%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2008 (1)	Number of Units as of September 30, 2007	Net Rentable Square Feet as of September 30, 2008 (2)	Net Rentable Square Feet as of September 30, 2007	Square Foot Occupancy % September 30, 2008	Square Foot Occupancy % September 30, 2007
Joint-venture properties
Alabama	3	1,710	1,708	205,833	205,638	85.9%	87.4%
Arizona	11	6,862	6,897	751,184	751,156	86.6%	91.8%
California	76	54,495	54,574	5,588,362	5,591,925	88.8%	89.4%
Colorado	2	1,334	1,335	158,413	158,263	85.3%	84.5%
Connecticut	8	5,992	5,979	693,032	690,724	79.7%	76.3%
Delaware	1	588	589	71,655	71,655	90.3%	93.5%
Florida	23	19,240	19,310	1,938,665	1,950,791	84.2%	84.2%
Georgia	3	1,889	1,887	246,926	246,406	83.6%	86.6%
Illinois	6	3,998	4,020	430,117	432,517	86.0%	81.5%
Indiana	8	3,151	3,151	405,269	406,503	85.6%	89.3%
Kansas	3	1,215	1,214	161,500	163,030	85.0%	85.3%
Kentucky	4	2,286	2,285	268,358	268,427	87.5%	88.1%
Maryland	13	10,218	10,224	1,013,488	1,013,413	86.3%	88.2%
Massachusetts	17	9,246	9,277	1,047,458	1,047,450	82.8%	83.9%
Michigan	10	5,947	5,959	787,118	783,993	88.9%	88.1%
Missouri	2	952	951	117,715	118,195	90.1%	88.0%
Nevada	7	4,611	4,629	618,818	620,299	85.6%	90.5%
New Hampshire	3	1,320	1,322	138,234	137,714	86.0%	84.4%
New Jersey	21	15,675	15,711	1,647,956	1,655,758	84.1%	82.0%
New Mexico	9	4,698	4,693	537,802	539,566	86.7%	85.7%
New York	21	22,132	22,154	1,716,903	1,719,892	88.8%	88.5%
Ohio	11	5,023	5,023	754,657	750,287	82.7%	84.6%
Oregon	2	1,294	1,292	136,980	137,140	86.9%	91.4%
Pennsylvania	10	7,228	7,225	764,980	764,354	86.8%	86.4%
Rhode Island	1	607	610	73,880	73,880	77.0%	73.6%
Tennessee	22	11,792	11,817	1,547,659	1,548,693	86.6%	86.8%
Texas	18	11,744	11,835	1,549,866	1,519,536	83.2%	81.6%
Utah	1	520	520	59,300	59,500	81.1%	94.9%
Virginia	16	11,278	11,282	1,191,543	1,190,933	87.6%	86.6%
Washington	1	551	551	62,730	62,730	83.1%	94.2%
Washington, DC	1	1,536	1,536	102,003	102,003	92.6%	92.4%
Total Stabilized Joint-Ventures	334	229,132	229,560	24,788,404	24,782,371	86.2%	86.5%

Managed properties
Alabama	2	825	826	95,175	95,207	82.5%	89.6%
California	6	3,906	3,926	488,110	488,835	78.3%	78.5%
Colorado	1	513	513	56,240	56,240	92.3%	91.6%
Florida	1	650	653	51,966	52,096	89.3%	88.8%
Georgia	5	2,742	2,755	411,664	416,408	77.3%	79.1%
Illinois	4	2,329	2,331	248,460	248,780	71.9%	71.2%
Maryland	6	4,171	4,151	428,570	427,824	88.1%	88.6%
Nevada	2	1,576	1,576	171,555	171,555	87.4%	87.5%
New Jersey	4	3,906	3,797	362,160	340,496	80.0%	79.1%
New Mexico	2	1,106	1,098	131,967	131,472	84.7%	91.5%
New York	1	703	706	77,955	78,075	86.1%	84.2%
Pennsylvania	3	1,377	1,387	176,211	176,211	73.1%	72.1%
Tennessee	2	884	889	130,385	131,130	86.8%	92.1%
Texas	3	1,650	1,680	194,935	195,095	92.9%	89.8%
Utah	1	371	371	46,905	46,955	97.7%	99.4%
Virginia	5	3,469	3,472	344,862	344,667	83.8%	84.7%
Washington, DC	2	1,255	1,255	111,759	111,759	85.9%	85.2%
Total Stabilized Managed Properties	50	31,433	31,386	3,528,879	3,512,805	82.3%	83.0%

Total Stabilized Properties	630	429,140	430,415	45,937,503	45,932,746	85.8%	86.0%

(1) Represents unit count as of September 30, 2008, which may differ from September 30, 2007 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2008, which may differ from September 30, 2007 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of September 30, 2008 and 2007. The information as of September 30, 2007 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2008 were under our control as of September 30, 2007.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2008 (1)	Number of Units as of September 30, 2007	Net Rentable Square Feet as of September 30, 2008 (2)	Net Rentable Square Feet as of September 30, 2007	Square Foot Occupancy % September 30, 2008	Square Foot Occupancy % September 30, 2007
Wholly-owned properties
Arizona	1	583	586	67,375	67,375	79.3%	78.2%
California	8	5,653	2,742	642,609	331,491	41.2%	56.2%
Connecticut	1	684	683	54,850	54,840	74.7%	71.7%
Florida	3	2,073	1,257	230,654	157,155	58.1%	76.3%
Illinois	3	1,913	—	202,925	—	24.1%	0.0%
Maryland	1	635	—	79,958	—	45.9%	0.0%
Massachusetts	3	2,451	2,450	209,814	210,222	68.5%	56.2%
Pennsylvania	1	422	423	46,930	46,910	79.4%	80.8%
South Carolina	1	488	513	59,367	67,045	87.6%	91.4%
Texas	1	606	617	64,650	64,650	83.9%	70.1%
Total Wholly-Owned Lease-up	23	15,508	9,271	1,659,132	999,688	52.2%	66.1%

Joint-venture properties
California	5	3,536	2,956	380,576	297,901	61.4%	54.0%
Florida	1	807	793	109,401	115,625	37.4%	44.9%
Illinois	3	2,492	2,517	264,797	264,552	78.9%	67.0%
Maryland	1	859	948	71,349	73,672	75.6%	57.2%
New Jersey	2	1,347	635	117,423	57,335	16.7%	21.8%
New York	1	1,574	1,578	115,885	116,305	82.0%	79.7%
Rhode Island	1	494	501	55,645	55,670	57.8%	35.5%
Total Lease-up Joint-Ventures	14	11,109	9,928	1,115,076	981,060	61.4%	56.8%

Managed properties
California	1	1,053	—	100,690	—	11.6%	0.0%
Colorado	1	536	—	60,870	—	35.9%	0.0%
Florida	2	1,396	—	134,781	—	18.1%	0.0%
Georgia	5	3,189	—	374,341	—	14.8%	0.0%
Indiana	1	547	566	68,690	68,690	89.9%	83.9%
Massachusetts	3	2,790	2,145	260,459	189,894	53.2%	66.4%
New Jersey	1	860	862	77,905	78,030	45.1%	26.8%
Pennsylvania	1	1,129	—	104,875	—	19.5%	0.0%
Tennessee	1	510	510	68,960	66,960	51.7%	52.0%
Virginia	1	480	—	63,809	—	20.6%	0.0%
Total Lease-up Managed	17	12,490	4,083	1,315,380	403,574	31.8%	59.3%

Total Lease-up Properties	54	39,107	23,282	4,089,588	2,384,322	48.1%	61.1%

(1) Represents unit count as of September 30, 2008, which may differ from September 30, 2007 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2008, which may differ from September 30, 2007 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2008 and 2007

Overview

Results for the three and nine months ended September 30, 2008 include the operations of 617 properties (272 of which were consolidated and 345 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2007, which included the operations of 585 properties (252 of which were consolidated and 333 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues:
Property rental	$59,997	$55,209	$4,788	8.7%	$174,906	$149,832	$25,074	16.7%
Management and franchise fees	5,417	5,169	248	4.8%	15,837	15,520	317	2.0%
Tenant reinsurance	4,265	3,027	1,238	40.9%	11,723	7,858	3,865	49.2%
Other income	169	421	(252)	(59.9)%	425	942	(517)	(54.9)%
Total revenues	$69,848	$63,826	$6,022	9.4%	$202,891	$174,152	$28,739	16.5%

Property Rental — The increase in property rental revenue for the three and nine months ended September 30, 2008 consists of $3,221 and $20,885, respectively, associated with acquisitions completed during 2007 and 2008, $1,112 and $2,863, respectively, from rental rate increases at stabilized properties, and $455 and $1,326, respectively, from increases in occupancy and rental rates at lease-up properties.

Management and Franchise Fees — Management and franchise fees represent approximately 6% of gross revenues under management.

Tenant Reinsurance — The increase in tenant reinsurance revenues is due to our continued success in promoting the tenant reinsurance program at our sites during the first three quarters of 2008. Overall customer participation increased to approximately 46% at September 30, 2008 compared to approximately 32% at September 30, 2007.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Expenses:
Property operations	$21,367	$19,607	$1,760	9.0%	$62,871	$53,855	$9,016	16.7%
Tenant reinsurance	1,426	1,397	29	2.1%	3,958	3,587	371	10.3%
Unrecovered development and acquisition costs	39	184	(145)	(78.8)%	1,631	593	1,038	175.0%
General and administrative	10,319	9,326	993	10.6%	30,568	27,534	3,034	11.0%
Depreciation and amortization	12,355	10,598	1,757	16.6%	35,633	28,517	7,116	25.0%
Total expenses	$45,506	$41,112	$4,394	10.7%	$134,661	$114,086	$20,575	18.0%

Property Operations—The increase in property operations expense during the three and nine months ended September 30, 2008 was due to increases of $1,446 and $7,771, respectively, associated with acquisitions of new properties during 2007 and 2008, and $314 and $1,245, respectively, at existing stabilized and lease-up properties due to increases in snow removal and utilities.

Tenant Reinsurance—The increase in tenant reinsurance expense is due to our continued success in promoting the tenant reinsurance program at our sites during the first three quarters of 2008. Overall customer participation increased to approximately 46% at September 30, 2008 compared to approximately 32% at September 30, 2007.

Unrecovered Development/Acquisition Costs—These costs relate to unsuccessful development and acquisition activities during the periods indicated.  The increase for the nine months ended September 30, 2008 is primarily due to the write-off of costs related to an unsuccessful acquisition.

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

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Other revenue and expenses:
Interest expense	$(15,904)	$(16,079)	$175	(1.1)%	$(48,220)	$(44,912)	$(3,308)	7.4%
Interest income	1,280	1,821	(541)	(29.7)%	2,575	6,937	(4,362)	(62.9)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,280	(67)	(5.2)%	3,638	1,280	2,358	184.2%
Equity in earnings of real estate ventures	2,015	1,304	711	54.5%	4,610	3,693	917	24.8%
Loss on sale of investments available for sale	—	—	—	—	(1,415)	—	(1,415)	100.0%
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	1,054	(1,054)	(100.0)%	—	1,054	(1,054)	(100.0)%
Minority interest - Operating Partnership	(766)	(869)	103	(11.9)%	(1,893)	(1,768)	(125)	7.1%
Minority interest - other	147	113	34	30.1%	403	153	250	163.4%
Total other expense	$(12,015)	$(11,376)	$(639)	5.6%	$(40,302)	$(33,563)	$(6,739)	20.1%

Interest Expense—The decrease in interest expense for the three months ended September 30, 2008 consists primarily of a decrease of $667 on corporate and other debt mainly as a result of an increase in capitalized interest, offset by an increase of $492 associated with new loans obtained on properties acquired in 2007 and 2008.  The increase in interest expense for the nine months ended September 30, 2008 consists primarily of an increase of $2,989 associated with new loans obtained on properties acquired in 2007 and 2008 and an increase of approximately $617 on corporate debt related mainly to the $250,000 in exchangeable senior notes issued in March 2007, offset by a decrease of $298 related to an increase in capitalized interest.

Interest Income—For the three and nine months ended September 30, 2008, the decrease in interest income was due primarily to the fact that we held $49.2 million of investments available for sale at September 30, 2007 versus having no investments available for sale at September 30, 2008. The investments available for sale were purchased with cash that was generated by the exchangeable senior notes offering in March 2007.  This decrease was partially offset by the additional interest generated from the proceeds from the common stock offering in May 2008 held in cash and cash equivalents.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder—Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures for the three and nine months ended September 30, 2008 is due to the increase in our investment in the VRS joint venture from 5% to 45% on July 1, 2008.

Loss on Sale of Investments Available for Sale—Represents the amount of loss recorded on February 29, 2008 related to the liquidation of auction rates securities held in investments available for sale.

Minority Interest—Operating Partnership—Income allocated to the Operating Partnership (including the Preferred OP units) represents 5.83% and 7.14% of the net income before minority interest for the three months ended September 30, 2008 and 2007, respectively.

Minority Interest—Other—Income allocated to the other minority interest represents the losses allocated to partners in consolidated joint ventures on three properties that are in lease-up.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income attributable to common stockholders	$12,327	$9,828	$27,928	$24,993

Adjustments:
Real estate depreciation	10,791	8,874	30,526	24,290
Amortization of intangibles	1,066	1,263	3,503	2,877
Joint venture real estate depreciation and amortization	1,534	1,004	3,644	3,091
Joint venture loss on sale of properties	—	15	—	20
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	(1,054)	—	(1,054)
Distributions paid on Preferred Operating Partnership units	(1,438)	—	(4,313)	—
Income allocated to Operating Partnership minority interest	766	869	1,893	1,768

Funds from operations	$25,046	$20,799	$63,181	$55,985

Weighted average number of shares - diluted	87,263,018	70,567,078	79,226,236	69,702,837

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

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2008	2007	Change	2008	2007	Change
Same-store rental revenues	$47,488	$46,683	1.7%	$139,569	$137,012	1.9%
Same-store operating expenses	16,292	16,313	(0.1)%	48,564	48,266	0.6%
Same-store net operating income	31,196	30,370	2.7%	91,005	88,746	2.5%

Non same-store rental revenues	12,509	8,526	46.7%	35,337	12,820	175.6%
Non same-store operating expenses	5,075	3,294	54.1%	14,307	5,589	156.0%

Total rental revenues	$59,997	$55,209	8.7%	$174,906	$149,832	16.7%
Total operating expenses	$21,367	$19,607	9.0%	$62,871	$53,855	16.7%

Same-store square foot occupancy as of quarter end	86.0%	86.8%		86.0%	86.8%

Properties included in same-store	211	211		211	181

The increase in same-store rental revenues for the three and nine months ended September 30, 2008 over the prior year was due to increased rental rates to existing customers and our ability to maintain occupancy. For the three and nine months ended September 30, 2008, operating expenses were similar to the same periods in the prior year.

CASH FLOWS

Cash flows provided by operating activities were $74,395 and $78,852, respectively, for the nine months ended September 30, 2008 and 2007. The decrease compared to the prior year primarily relates to the increase in receivables from related parties offset by the increase in depreciation and amortization and the loss on investments available for sale.

Cash used in investing activities was $128,937 and $221,007, respectively, for the nine months ended September 30, 2008 and 2007.  The decrease relates primarily to the change in investments available for sale. For the nine months ended September 30, 2008, there were proceeds from the sale of investments available for sale of $21,812 compared to purchases of investments available for sale of $49,200 for the same period in the prior year.  Additionally, for the nine months ended September 30, 2008, $55,602 was paid for the acquisition of real estate assets, compared to $144,347 for the nine months ended September 30, 2007.

These decreases were offset by an increase in cash paid for investments in real estate ventures, which was $48,941 for the nine months ended September 30, 2008, compared to $4,769 for the nine months ended September 30, 2007.

Cash provided by financing activities was $149,241 and $113,184, respectively, for the nine months ended September 30, 2008 and 2007. The increase in cash provided by financing activities over the prior period relates primarily to the proceeds from the sale of common stock in May 2008 of $232,718.  In March 2007, we issued $250,000 in exchangeable senior notes and in June 2007 we issued a $100,000 loan to a Preferred OP unit holder.

COMMON CONTINGENT SHARES AND COMMON CONTINGENT UNIT PROPERTY PERFORMANCE

As described in the notes to our unaudited condensed consolidated financial statements, upon the achievement of certain levels of net operating income with respect to 14 of our properties, our CCSs and our Operating Partnership’s CCUs will convert into additional shares of common stock and OP units, respectively.

As of September 30, 2008, 2,508,920 CCSs and 129,061 CCUs have converted to common stock and OP units, respectively. Based on the performance of the properties as of September 30, 2008, an additional 292,133 CCSs and 15,028 CCUs became eligible for conversion. The board of directors approved the conversion of these CCSs and CCUs on October 30, 2008 as per our charter, and the shares and units were issued on November 5, 2008.

The table below outlines the performance of the properties for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2008	2007	Change	2008	2007	Change
CCS/CCU rental revenues	$3,373	$3,094	9.0%	$9,951	$8,946	11.2%
CCS/CCU operating expenses	1,288	1,341	(4.0)%	3,878	3,973	(2.4)%
CCS/CCU net operating income	2,085	1,753	18.9%	6,073	4,973	22.1%

Non CCS/CCU rental revenues	56,624	52,115	8.7%	164,955	140,886	17.1%
Non CCS/CCU operating expenses	20,079	18,266	9.9%	58,993	49,882	18.3%

Total rental revenues	$59,997	$55,209	8.7%	$174,906	$149,832	16.7%
Total operating expenses	$21,367	$19,607	9.0%	$62,871	$53,855	16.7%

CCS/CCU square foot occupancy as of quarter end	79.0%	80.7%		79.0%	80.7%

Properties included in CCS/CCU	14	14		14	14

The increase in CCS/CCU rental revenues for the three and nine months ended September 30, 2008 was primarily due to increased rental rates and increased occupancy.  The decrease in expenses for the three and nine months ended September 30, 2008 was primarily due to a reduction in advertising costs and payroll.

OPERATIONAL SUMMARY

For the nine months ended September 30, 2008, we continued our same-store property revenue growth with a revenue increase of 1.9% compared to the same period in 2007. Occupancy at our same-store properties was fairly consistent on a year-to-year basis, reaching 86.0% as of September 30, 2008 compared to 86.8% as of September 30, 2007.

For the nine months ended September 30, 2008, the markets of Chicago, Dallas, Houston, Sacramento and San Francisco/Oakland were the top performers among our stabilized properties. Markets performing below our portfolio average in revenue growth included Las Vegas, Miami/Fort Lauderdale, Philadelphia, and Phoenix.

Property revenue growth was evident in the majority of markets in which we operate. The growth in property revenue is the result of increases in occupancy and rental rates to both new and existing customers. Property expenses increased primarily as a result of increases in snow removal and utilities.

OUTLOOK

In the first nine months of 2008, we continued to see a generally stable climate for self-storage in the United States. Rental activity was flat overall when compared with the first nine months of 2007 and vacates increased slightly when compared to the same period. Despite the lack of increased demand, we were able to raise same-store and overall portfolio revenue through increased rental rates to existing customers. We continue to selectively discount certain sites and units based on occupancy, availability, and competitive parameters that are controlled through our centralized, real-time technology systems and revenue management team.

We anticipate generally stable self-storage fundamentals to continue in our core markets. We believe that the ability exists to increase revenues in the remainder of 2008 over levels achieved in 2007. We anticipate continued competition from all operators, both public and private, in all of the markets in which we operate. However, we believe that the quality and location of our property portfolio, our revenue management systems, and the strength of our self-storage fundamentals will provide opportunities to grow revenues in the remainder of 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had $112,076 available in cash and cash equivalents. This cash resulted primarily from the issuance and sale of approximately 15.0 million shares of our common stock pursuant to a public offering in May 2008.  Additionally, on September 29, 2008 we entered into a purchase agreement to sell 3.0 million shares of our common stock in a registered direct placement.  The offering closed on October 3, 2008, and we received net proceeds of approximately $44,100 as a result.  We intend to use our cash to purchase additional self-storage properties and for general corporate purposes, including repaying indebtedness as it comes due in 2009, and to fund other working capital needs during the remainder of 2008. Additionally, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Therefore, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

On October 19, 2007, we entered into a $100,000 revolving line of credit (the “Credit Line”). We intend to use the proceeds from the Credit Line for general corporate purposes and acquisitions. The Credit Line has an interest rate of between 100 and 250 basis points over LIBOR, depending on certain of our financial ratios. The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures October 31, 2010 with two one-year extensions available. There were no amounts outstanding under the Credit Line as of September 30, 2008 or December 31, 2007.

As of September 30, 2008, we had $1,299,678 of debt, resulting in a debt to total capitalization ratio of 49.2%.  As of September 30, 2008, the ratio of total fixed rate debt and other instruments to total debt was 91.5% ($61,770 on which we have a reverse interest rate swap has been included as variable rate debt). The weighted average interest rate of the total of fixed and variable rate debt at September 30, 2008 was 5.0%.

Real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all covenants at September 30, 2008.

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

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund current and future development projects. In addition, the financial condition of the lenders under our credit facilities may worsen to the point they default on their obligations to make available to us the funds under those facilities.  A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial markets may have other adverse effects on us or the economy generally.

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

We may from time to time seek to retire, repurchase or redeem our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to our unaudited condensed consolidated financial statements, we do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our unaudited condensed consolidated financial statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

The exchangeable senior notes provide for excess exchange value to be paid in shares of our common stock if our stock price exceeds a certain amount. See the notes to our financial statements for a further description of our exchangeable senior notes.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2008:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$59,305	$5,349	$10,305	$7,796	$35,855
Notes payable, exchangeable senior notes and notes payable to trusts
Interest	559,003	56,820	92,912	81,326	327,945
Principal	1,299,678	282,584	226,974	30,483	759,637
Total contractual obligations	$1,917,986	$344,753	$330,191	$119,605	$1,123,437

At September 30, 2008, the weighted-average interest rate for all fixed rate loans was 5.0%, and the weighted-average interest rate for all variable rate loans was 5.1%.

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

As of September 30, 2008, we had $1,299,678 in total debt, of which $110,746 was subject to variable interest rates (including the $61,770 on which we have a reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by $1,107 annually.

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

The fair value of our fixed rate notes payable, exchangeable senior notes and notes payable to trusts at September 30, 2008 was $1,280,751. The carrying value of these fixed rate notes payable, exchangeable senior notes and notes payable to trusts at September 30, 2008 was $1,188,932.

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

As of September 30, 2008, 2,508,920 CCSs and 129,061 CCUs have converted to common stock and OP units, respectively. Based on the performance of the properties as of September 30, 2008, an additional 292,133 CCSs and 15,028 CCUs became eligible for conversion. The board of directors approved the conversion of these CCSs and CCUs on October 30, 2008 as per our charter, and the shares and units were issued on November 5, 2008.  The shares and units were issued in private placements in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. We received no additional consideration for the conversions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Amended and Restated Employment Agreement, dated as of August 28, 2008, by and between Extra Space Storage Inc., Extra Space Storage LP and Kenneth M. Woolley (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 4, 2008).

10.2

Amended and Restated Employment Agreement, dated as of August 28, 2008, by and between Extra Space Storage Inc., Extra Space Storage LP and Kent W. Christensen (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 4, 2008).

10.3

Amended and Restated Employment Agreement, dated as of August 28, 2008, by and between Extra Space Storage Inc., Extra Space Storage LP and Karl Haas (incorporated by reference to Exhibit 10.3 of Form 8-K filed on September 4, 2008).

10.4

Amended and Restated Employment Agreement, dated as of August 28, 2008, by and between Extra Space Storage Inc., Extra Space Storage LP and Charles L. Allen (incorporated by reference to Exhibit 10.4 of Form 8-K filed on September 4, 2008).

10.5	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: November 5, 2008	/s/ Kenneth M. Woolley
Kenneth M. Woolley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2008	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)