Form 10-K
period 2008-12-31
Extra Space Storage Inc.
filed 2009-02-27
CIK 1289490

Use these links to rapidly review the document
EXTRA SPACE STORAGE INC. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-32269

EXTRA SPACE STORAGE INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1076777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2795 East Cottonwood Parkway, Suite 400
Salt Lake City, Utah 84121
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (801) 562-5556

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was $1,144,097,818 based upon the closing price on the New York Stock Exchange on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 13, 2009 was 85,790,511.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual stockholders' meeting to be held in 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  recent disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

  •
  delays in the development and construction process, which could adversely affect our profitability;

  •
  economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan;

  •
  the successful realignment of our executive management team; and

  •
  our ability to attract and retain qualified personnel and management members.

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

PART I

Item 1.    Business

General

        Extra Space Storage Inc. ("we," "our," "us" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") formed as a Maryland corporation on April 30, 2004 to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities. We closed our initial public offering ("IPO") on August 17, 2004. Our common stock is traded on the New York Stock Exchange under the symbol "EXR."

        We were formed to continue the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2008, we held ownership interests in 627 operating properties. Of these 627 operating properties, 279 are wholly-owned, and 348 are owned in joint-venture partnerships. An additional 67 operating properties are owned by franchisees or third parties and operated by us in exchange for a management fee, bringing the total number of operating properties which we own and/or manage to 694. These operating properties are located in 33 states and Washington, D.C. and contain approximately 50 million square feet of net rentable space in approximately 475,000 units and currently serve a customer base of over 300,000 tenants.

        We operate in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Our property management, acquisition and development activities include managing, acquiring developing, redeveloping and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities.

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

Management

        Members of our executive management team have significant experience in all aspects of the self-storage industry, and have an average of more than sixteen years of industry experience. The senior management team has collectively acquired and/or developed more than 725 properties during the past 30 years for the Company, the Predecessor and other entities. Kenneth M. Woolley, Chairman and Chief Executive Officer, and Richard S. Tanner, Senior Vice President Development, have worked in the self-storage industry since 1977 and led some of the earliest self-storage facility development projects in the United States.

        The remainder of our executive management team and their years of industry experience are as follows: Spencer F. Kirk, President, 8 years; Kent W. Christensen, Executive Vice President and Chief Financial Officer, 11 years; Charles L. Allen, Executive Vice President and Chief Legal Officer, 11 years; and Karl Haas, Executive Vice President and Chief Operating Officer, 21 years.

        On February 2, 2009, we announced that Mr. Woolley had accepted an invitation to serve a mission for The Church of Jesus Christ of Latter-day Saints and will step down from his position as Chief Executive Officer beginning April 1, 2009. Our Board of Directors has selected Mr. Kirk to succeed him as Chairman and Chief Executive Officer. The composition of the Board of Directors will remain the same with the exception of the Chairman position which will be assumed by Mr. Kirk.

        Members of the executive management team have guided the Company through substantial growth, developing and acquiring over $3.3 billion in assets since 1996. This growth has been funded through equity offerings and more than $2.0 billion in private equity capital since 1998. This private equity capital has come primarily from sophisticated, high net-worth individuals and institutional investors such as affiliates of Prudential Financial, Inc. and Fidelity Investments.

        Our executive management and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 7,243,647 shares or 8.44% of our outstanding common stock as of February 13, 2009.

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

        Self-storage provides a convenient way for individuals and businesses to store their possessions due to life changes, or simply because of a need for storage space. The mix of residential tenants using a self-storage property is determined by a property's local demographics and often includes people who are looking to downsize their living space or others who are not yet settled into a permanent residence.

        Items that residential tenants place in self-storage properties range from cars, boats and recreational vehicles, to furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records, inventory or storage for seasonal goods.

        Our research has shown that tenants choose a self-storage property based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for self-storage properties. A property's perceived security and the general professionalism of the site managers and staff are also contributing factors to a site's ability to successfully secure rentals. Although most self-storage properties are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.

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

        Since inception in the early 1970's, the self-storage industry has experienced significant growth. In the past ten years, there has been even greater growth. According to the 2009 Self-Storage Almanac (the "Almanac"), in 1998 there were only 27,535 self-storage properties in the United States, with an average occupancy rate of 82.9% of net rentable square feet, compared to 47,514 self-storage properties in 2008 with an average occupancy rate of 80.3% of net rentable square feet. As population densities have increased in the United States, there has been an increase in self-storage awareness and corresponding development, which we expect will continue in the future.

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

        We have encountered competition when we have sought to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will likely continue to be a challenge for the Company's growth strategy.

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

        The industry is also characterized by fragmented ownership. According to the 2009 Almanac, the top ten self-storage companies in the United States owned approximately 10.3% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 14.3% of the total U.S. properties. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to be able to compete for acquisitions given our historical reputation for closing deals.

        We are the second largest self-storage operator in the United States. We are one of four public self-storage REITs along with Public Storage Inc. (NYSE: PSA), Sovran Self-Storage, Inc. (NYSE: SSS), and U-Store-It Inc. (NYSE: YSI).

Long-Term Growth and Investment Strategies

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

  •
  Expand our management business.  Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Twenty-one of the 50 acquisitions we completed in 2008 and 2007 came from this channel.

  •
  Acquire self-storage properties from strategic partners and third parties.  Our acquisitions team will continue to selectively pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We have sought to establish a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, our status as an UPREIT enables flexibility when structuring deals.

  •
  Develop new self-storage properties.  We currently have joint venture and wholly-owned development properties and may continue selectively to develop new self-storage properties in our core markets. Our development pipeline through 2010 includes 26 projects.

Financing of Our Long-Term Growth Strategies

  •
  Acquisition and Development Financing

    We currently have a $100.0 million revolving line of credit (the "Credit Line") that is collateralized by certain of our self-storage properties. As of December 31, 2008, the Credit Line had asset collateralizing capacity of $100.0 million of which $27.0 million was drawn. We expect to maintain a flexible approach in financing new property acquisitions. We plan to finance future acquisitions and development through a combination of borrowings under the Credit Line, traditional secured mortgage financing and additional equity offerings. We drew an additional $50.0 million from the Credit Line on January 30, 2009.

  •
  Joint Venture Financing

    We own 334 of our stabilized properties and 14 of our lease-up properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we typically maintain the right to receive between 17.0% and 50.0% of the available cash flow from operations after our joint venture partners have received a predetermined return, and between 17.0% and 50.0% of the available cash flow from capital transactions after our joint venture partners have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

  •
  Disposition of Properties

    We will continue to review our portfolio for properties or groups of properties that are not strategically located and determine whether to sell these properties to fund other growth.

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

Employees

        As of February 13, 2009, we had 1,947 employees and believe our relationship with our employees to be good. Our employees are not represented by a collective bargaining agreement.

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

        Our operating results are dependent upon our ability to maximize occupancy levels and rental rates in our self-storage properties. Adverse economic or other conditions in the markets in which we operate may lower our occupancy levels and limit our ability to increase rents or require us to offer rental discounts. If our properties fail to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, funds from operations ("FFO"), cash flow, financial condition, ability to make cash distributions to stockholders and the trading price of our securities could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

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

  •
  the continuation or worsening of the current economic environment;

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

        Recent U.S. and international market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the third and fourth quarters of 2008. For the year ended December 31, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability. Continued turbulence in U.S. and international markets may adversely affect our liquidity and financial condition, and the financial condition of our customers. If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

If we are unable to promptly re-let our units or if the rates upon such re-letting are significantly lower than expected, then our business and results of operations would be adversely affected.

        Virtually all of our leases are on a month-to-month basis. Any delay in re-letting units as vacancies arise would reduce our revenues and harm our operating results. In addition, lower than expected rental rates upon re-letting could adversely affect our revenues and impede our growth.

We depend upon our on-site personnel to maximize tenant satisfaction at each of our properties, and any difficulties we encounter in hiring, training and maintaining skilled field personnel may harm our operating performance.

        We had 1,615 field personnel as of February 13, 2009 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

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

        Costs resulting from changes in real estate tax laws generally are not passed through to tenants directly and will affect us. Increases in income, property or other taxes generally are not passed through to tenants under leases and may reduce our net income, FFO, cash flow, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to stockholders, and the trading price of our securities. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could similarly adversely affect our business and results of operations.

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

        Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, per share trading price of our securities and our ability to satisfy our debt service obligations and to make cash distributions to our stockholders could be adversely affected.

Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions.

        A component of our growth strategy is exploring new asset development and redevelopment opportunities through strategic joint ventures and on a wholly-owned basis. To the extent that we engage in these development and redevelopment activities, they will be subject to the following risks normally associated with these projects:

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

        We rely on the investments of our joint venture partners for funding certain of our development and redevelopment projects. If our reputation in the self-storage industry changes or the number of investors considering us an attractive strategic partner is otherwise reduced, our ability to develop or redevelop properties could be affected, which would limit our growth.

We face competition for the acquisition of self-storage properties and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

        We compete with many other entities engaged in real estate investment activities for acquisitions of self-storage properties and other assets, including national, regional and local operators and developers of self-storage properties. These competitors may drive up the price we must pay for self-storage properties or other assets we seek to acquire or may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition would result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for self-storage properties or other assets, our profitability will be reduced.

We may not be successful in identifying and consummating suitable acquisitions that meet our criteria, which may impede our growth.

        Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions may slow our growth, which could in turn adversely affect our stock price.

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

        Our success depends, to a significant extent, on the continued services of members of our executive management team. Our executive management team has substantial experience in the self-storage industry. In addition, our ability to continue to develop properties depends on the significant relationships our executive management team has developed with our institutional joint venture partners such as affiliates of Prudential Financial, Inc. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our executive management team could harm our business and our prospects.

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

        In connection with the formation transactions entered into prior to our IPO in 2004, we agreed to make available to each of Kenneth M. Woolley, our Chairman and Chief Executive Officer, Richard S. Tanner, our Senior Vice President, Development, and other third parties, the following tax protections: for nine years, with a three-year extension if the applicable party continues to own at least 50% of the units in our Operating Partnership ("OP units") received by it in the formation transactions at the expiration of the initial nine-year period, the opportunity to (1) guarantee debt or (2) enter into a special loss allocation and deficit restoration obligation, in an aggregate amount, with respect to the foregoing contributors, of at least $60.0 million. Similar tax protections were provided to third party contributors in connection with property contributions to the Operating Partnership subsequent to the IPO. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions. These obligations may require us to maintain certain indebtedness levels that we would not otherwise require for our business.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority.

        As of December 31, 2008, we held interests in 348 operating properties through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

Kenneth M. Woolley, our Chairman and Chief Executive Officer, Spencer F. Kirk, President, Richard S. Tanner, Senior Vice President, Development, Kent W. Christensen, Executive Vice President and Chief Financial Officer, and Charles L. Allen, Executive Vice President and Chief Legal Officer and other members of our senior management team, have outside business interests which could divert their time and attention away from us, which could harm our business.

        Kenneth M. Woolley, our Chairman and Chief Executive Officer, as well and certain other members of our senior management team, have outside business interests. These business interests include the ownership of a self-storage property located in Pico Rivera, California. Other than this property, the members of our senior management are not currently engaged in any other self-storage activities outside the Company. Mr. Woolley's employment agreement requires that he devote substantially his full business time and attention to us, however, this agreement also permits him to devote time to his outside business interests. These outside business interests could interfere with his ability to devote time to our business and affairs and as a result, our business could be harmed.

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

        Kenneth M. Woolley, our Chairman and Chief Executive Officer, Spencer F. Kirk, President, Kent W. Christensen, Executive Vice President and Chief Financial Officer, Charles L. Allen, Executive Vice President and Chief Legal Officer, and Richard S. Tanner, Senior Vice President, Development had direct or indirect ownership interests in certain properties that were contributed to our Operating Partnership in the formation transactions. Following the completion of the formation transactions, we, under the agreements relating to the contribution of such interests, became entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. In addition, Kenneth M. Woolley's employment agreement includes an exception to his non-competition covenant pursuant to which he is permitted to devote time to the management of other business interests. None of these contribution and non-competition agreements was negotiated at an arm's-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and non-competition agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

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

        Our current strategy is to own, operate, manage, acquire, develop and redevelop only self-storage properties. Consequently, we are subject to risks inherent in investments in a single industry. Because investments in real estate are inherently illiquid, this strategy makes it difficult for us to diversify our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate and zoning law changes and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition and operating results.

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

Risks Related to Our Debt Financings

Disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

        The United States credit markets are experiencing significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund current and future development projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial markets may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

        As of December 31, 2008, we had approximately $1.3 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Line or borrow new funds to finance these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.

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

  •
  we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or to continue to make distributions required to maintain our qualification as a REIT;

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

  •
  after debt service, the amount available for cash distributions to our stockholders is reduced;

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

        Our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our portfolio at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated cash distributions and/or to continue to make cash distributions to maintain our REIT qualification, and could harm our financial condition.

Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make cash distributions to our stockholders.

        As of December 31, 2008 we had approximately $1.3 billion of debt outstanding, of which approximately $152.4 million or 11.7% was subject to variable interest rates (including $61.8 million on which we had a reverse interest rate swap). This variable rate debt had a weighted average interest rate of approximately 1.6% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $1.5 million annually.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

        In certain cases we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations and ability to make cash distributions to our stockholders.

Risks Related to Qualification and Operation as a REIT

To maintain our qualification as a REIT, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

        To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we are subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While historically we have satisfied these distribution requirements by making cash distributions to our shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock, if certain conditions are met. Assuming we continue to satisfy these distributions requirements with cash, we may need to borrow funds on a short-term basis, or possibly long-term, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2008, we owned or had ownership interests in 627 operating self-storage properties. Of these properties, 279 are wholly-owned and 348 are held in joint ventures. In addition, we managed an additional 67 properties for franchisees or third parties bringing the total number of properties which we own and/or manage to 694. These properties are located in 33 states and Washington, D.C. We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites. As of December 31, 2008, we own and or manage approximately 50 million square feet of rentable space configured in approximately 475,000 separate storage units. Approximately 70% of our properties are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

        We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

        As of December 31, 2008, over 300,000 tenants were leasing storage units at the 694 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2008, the median length of stay was approximately eleven months.

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

        The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of December 31, 2008 and 2007. The information as of December 31, 2007 is on a pro forma basis as though all the properties owned at December 31, 2008 were under our control as of December 31, 2007.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2008(1)	Number of Units as of December 31, 2007	Net Rentable Square Feet as of December 31, 2008(2)	Net Rentable Square Feet as of December 31, 2007	Square Foot Occupancy % December 31, 2008	Square Foot Occupancy % December 31, 2007
Wholly-owned properties
Alabama	1	582	585	76,260	76,685	78.6%	75.7%
Arizona	4	2,261	2,264	279,863	279,868	81.9%	89.1%
California	44	35,632	36,307	3,452,076	3,476,154	82.5%	82.9%
Colorado	8	3,803	3,812	476,409	476,109	82.7%	85.1%
Connecticut	2	1,344	1,357	123,265	123,265	77.0%	78.5%
Florida	29	19,317	19,384	2,028,022	2,028,457	80.7%	83.4%
Georgia	12	6,433	6,447	837,292	835,386	82.5%	85.0%
Hawaii	2	2,862	2,876	151,445	150,088	78.8%	79.3%
Illinois	5	3,263	3,268	339,844	339,389	79.9%	82.4%
Indiana	6	3,525	3,526	415,156	415,107	84.4%	88.0%
Kansas	1	506	506	49,940	49,940	87.1%	90.4%
Kentucky	3	1,583	1,591	194,220	194,470	84.2%	82.9%
Louisiana	2	1,408	1,411	148,915	148,155	87.0%	87.2%
Maryland	10	7,948	7,936	846,979	843,501	81.1%	83.6%
Massachusetts	25	14,349	14,373	1,502,038	1,503,715	81.9%	81.3%
Michigan	2	1,021	1,040	132,410	135,474	86.3%	84.5%
Missouri	6	3,159	3,177	374,587	375,557	80.0%	83.0%
Nevada	2	1,250	1,253	132,215	132,065	87.0%	83.9%
New Hampshire	2	1,006	1,007	125,909	125,909	84.7%	82.9%
New Jersey	23	18,860	18,851	1,838,021	1,833,118	82.6%	83.2%
New Mexico	1	541	503	69,030	61,690	83.9%	87.1%
New York	10	8,690	8,754	610,707	610,543	79.4%	81.7%
Ohio	4	2,032	2,027	274,132	273,236	85.8%	82.5%
Oregon	1	766	764	103,530	103,450	79.4%	88.5%
Pennsylvania	8	6,148	6,145	638,325	639,377	81.9%	83.0%
Rhode Island	1	730	726	75,521	75,201	89.0%	87.6%
South Carolina	3	1,554	1,554	178,719	178,689	83.1%	90.9%
Tennessee	6	3,492	3,527	474,047	476,612	82.8%	81.7%
Texas	19	11,817	11,858	1,337,843	1,337,182	84.9%	87.2%
Utah	3	1,540	1,533	210,876	210,640	84.4%	91.1%
Virginia	4	2,891	2,889	272,047	272,699	85.1%	82.3%
Washington	4	2,548	2,537	307,025	306,115	84.4%	89.4%

Total Wholly-Owned Stabilized	253	172,861	173,788	18,076,668	18,087,846	82.4%	83.8%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2008(1)	Number of Units as of December 31, 2007	Net Rentable Square Feet as of December 31, 2008(2)	Net Rentable Square Feet as of December 31, 2007	Square Foot Occupancy % December 31, 2008	Square Foot Occupancy % December 31, 2007
Joint-venture properties
Alabama	3	1,709	1,708	205,883	205,638	84.9%	85.2%
Arizona	11	6,861	6,900	751,364	751,526	84.2%	87.0%
California	76	54,473	54,548	5,585,700	5,591,712	85.0%	87.5%
Colorado	2	1,334	1,333	158,413	158,063	80.6%	81.3%
Connecticut	8	5,988	5,979	692,320	690,424	78.8%	77.3%
Delaware	1	588	589	71,655	71,655	82.9%	91.8%
Florida	23	19,238	19,314	1,938,511	1,951,316	80.2%	83.9%
Georgia	3	1,885	1,889	246,926	246,926	77.1%	81.0%
Illinois	6	3,989	4,005	429,292	431,547	83.7%	80.7%
Indiana	8	3,149	3,153	405,109	406,503	80.8%	85.8%
Kansas	3	1,214	1,217	161,240	163,705	79.7%	82.2%
Kentucky	4	2,285	2,286	268,434	268,547	83.7%	86.9%
Maryland	13	10,213	10,223	1,013,588	1,013,293	82.5%	84.2%
Massachusetts	17	9,243	9,266	1,046,534	1,047,395	80.0%	81.5%
Michigan	10	5,930	5,955	784,263	784,303	82.5%	86.2%
Missouri	2	956	954	117,795	118,195	82.9%	84.6%
Nevada	7	4,614	4,638	618,998	620,179	81.8%	88.8%
New Hampshire	3	1,317	1,321	137,754	137,554	84.1%	85.1%
New Jersey	21	15,680	15,699	1,648,331	1,655,143	80.4%	80.9%
New Mexico	9	4,691	4,691	538,144	538,264	81.9%	81.6%
New York	21	22,117	22,158	1,716,372	1,720,225	84.4%	86.7%
Ohio	11	5,019	5,017	754,187	749,427	78.0%	81.4%
Oregon	2	1,294	1,289	136,980	136,660	79.1%	88.6%
Pennsylvania	10	7,228	7,225	764,300	763,544	83.9%	84.3%
Rhode Island	1	607	610	73,880	73,880	73.3%	71.5%
Tennessee	22	11,784	11,802	1,547,846	1,549,313	81.7%	85.3%
Texas	18	11,738	11,836	1,549,071	1,521,306	80.4%	78.9%
Utah	1	519	520	59,050	59,500	83.7%	88.9%
Virginia	16	11,282	11,292	1,191,543	1,192,163	83.6%	84.0%
Washington	1	551	551	62,730	62,730	83.4%	88.3%
Washington, DC	1	1,536	1,536	102,003	102,003	88.5%	89.5%

Total Stabilized Joint-Ventures	334	229,032	229,504	24,778,216	24,782,639	82.4%	84.4%

Managed properties
Alabama	2	825	826	95,175	95,207	80.6%	89.6%
California	6	3,907	3,922	488,110	488,835	74.7%	77.1%
Florida	1	650	653	51,966	52,096	84.4%	91.9%
Georgia	5	2,726	2,755	406,476	416,408	72.3%	79.1%
Illinois	4	2,328	2,331	263,120	248,780	69.8%	71.2%
Maryland	6	4,175	4,152	429,305	427,814	83.4%	85.0%
Nevada	2	1,576	1,576	171,555	171,555	80.3%	84.4%
New Jersey	4	3,906	3,918	362,500	362,787	78.8%	77.3%
New Mexico	2	1,106	1,101	131,767	131,707	81.2%	86.8%
New York	1	703	706	77,955	78,075	81.2%	84.2%
Pennsylvania	3	1,378	1,387	176,211	176,211	69.9%	72.6%
Tennessee	2	883	886	130,385	130,750	83.6%	91.4%
Texas	3	1,650	1,660	194,935	195,095	90.1%	88.5%
Utah	1	371	371	46,905	46,955	98.1%	99.3%
Virginia	5	3,472	3,475	345,062	344,817	79.7%	82.3%
Washington, DC	2	1,255	1,255	111,759	111,759	82.8%	80.8%

Total Stabilized Managed Properties	49	30,911	30,974	3,483,186	3,478,851	78.5%	81.2%

Total Stabilized Properties	636	432,804	434,266	46,338,070	46,349,336	82.1%	83.9%

(1)
Represents unit count as of December 31, 2008, which may differ from December 31, 2007 unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2008, which may differ from December 31, 2007 net rentable square feet due to unit conversions or expansions.

        The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of December 31, 2008 and 2007. The information as of December 31, 2007 is on a pro forma basis as though all the properties owned at December 31, 2008 were under our control as of December 31, 2007.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2008(1)	Number of Units as of December 31, 2007	Net Rentable Square Feet as of December 31, 2008(2)	Net Rentable Square Feet as of December 31, 2007	Square Foot Occupancy % December 31, 2008	Square Foot Occupancy % December 31, 2007
Wholly-owned properties
Arizona	1	583	586	67,375	67,375	74.0%	77.5%
California	8	5,652	2,738	642,154	331,491	42.6%	57.4%
Connecticut	1	684	683	54,850	54,840	72.0%	72.8%
Florida	3	2,070	1,258	230,379	157,305	59.4%	73.3%
Illinois	4	2,745	718	276,315	79,250	23.9%	9.6%
Maryland	2	1,408	622	149,758	76,070	27.0%	0.0%
Massachusetts	4	2,994	2,951	287,174	287,965	61.5%	63.9%
Pennsylvania	1	422	422	46,930	46,930	75.5%	78.6%
South Carolina	1	488	513	59,367	67,045	82.2%	86.7%
Texas	1	606	617	64,650	64,650	81.0%	77.4%

Total Wholly-Owned Lease-up	26	17,652	11,108	1,878,952	1,232,921	48.9%	59.6%

Joint-venture properties
California	5	3,537	3,593	380,423	380,681	60.6%	44.8%
Florida	1	906	772	108,085	114,825	38.4%	48.4%
Illinois	3	2,490	2,495	264,757	264,527	78.6%	66.9%
Maryland	1	855	944	71,349	73,672	74.4%	58.7%
New Jersey	2	1,345	635	117,238	57,335	17.4%	23.5%
New York	1	1,574	1,578	115,885	116,190	78.4%	77.5%
Rhode Island	1	494	499	55,805	55,570	56.1%	35.0%

Total Lease-up Joint-Ventures	14	11,201	10,516	1,113,542	1,062,800	60.7%	53.6%

Managed properties
California	1	1,053	—	100,040	—	17.6%	0.0%
Colorado	1	536	—	60,870	—	45.3%	0.0%
Florida	2	1,396	—	134,751	—	23.5%	0.0%
Georgia	7	4,399	836	571,579	147,469	26.5%	48.0%
Massachusetts	3	2,788	2,146	260,409	189,944	51.4%	65.0%
New Jersey	1	860	862	77,905	78,030	45.8%	28.0%
Pennsylvania	1	1,129	1,128	104,875	104,850	20.4%	10.9%
Tennessee	1	510	510	68,960	66,960	45.4%	52.0%
Virginia	1	480	—	63,809	—	22.1%	0.0%

Total Lease-up Managed	18	13,151	5,482	1,443,198	587,253	32.2%	44.7%

Total Lease-up Properties	58	42,004	27,106	4,435,692	2,882,974	46.4%	54.3%

(1)
Represents unit count as of December 31, 2008, which may differ from December 31, 2007 unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2008, which may differ from December 31, 2007 net rentable square feet due to unit conversions or expansions.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2008.

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

        The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported by the NYSE and the per share dividends declared:

		Range
				Dividends Declared
Year	Quarter	High	Low
2007	1st	20.55	17.85	0.2275
	2nd	19.99	16.26	0.2275
	3rd	16.84	13.60	0.2275
	4th	16.63	13.10	0.2500
2008	1st	17.41	12.33	0.2500
	2nd	17.90	15.08	0.2500
	3rd	17.74	13.67	0.2500
	4th	15.53	5.98	0.2500

        On February 13, 2009, the closing price of our common stock as reported by the NYSE was $6.72. At February 13, 2009, we had 296 holders of record of our common stock.

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

        Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual Report on Form 10-K.

Unregistered Sales of Equity Securities

        On October 10 and October 31, 2008, we acquired four properties in Indiana from an unrelated third party for cash of approximately $16.0 million and 270,406 OP units valued at approximately $3.6 million. The OP units were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Subject to certain lock-up periods and adjustments, the units are generally exchangeable into our common stock on a one-for-one basis or an equivalent amount of cash, at our option.

Item 6.    Selected Financial Data

        The following table sets forth the selected financial data and should be read in conjunction with the Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. The financial data covered in this section for the period from January 1, 2004 to August 16, 2004 contain the results of operations and financial condition of Extra Space Storage LLC and its subsidiaries, the predecessor to Extra Space Storage Inc. and its subsidiaries, prior to the consummation of Extra Space Storage Inc.'s initial public offering on

August 17, 2004, and various formation transactions. (Dollars in thousands, except share and per share data.)

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Revenues:
Property rental	$235,695	$206,315	$170,993	$120,640	$62,656
Fees and other income	37,556	32,551	26,271	14,088	3,064

Total revenues	273,251	238,866	197,264	134,728	65,720

Expenses:
Property operations	84,522	73,070	62,243	45,963	26,066
Tenant reinsurance	5,066	4,710	2,328	1,023	—
Unrecovered development and acquisition costs	1,727	765	269	302	739
General and administrative	40,427	36,722	35,600	24,081	12,465
Depreciation and amortization	49,566	39,801	37,172	31,005	15,552

Total expenses	181,308	155,068	137,612	102,374	54,822

Income before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable of senior notes, loss on debt extinguishments, loss on investments available for sale, Preferred Operating Partnership, minority interests, and gain on sale of real estate assets	91,943	83,798	59,652	32,354	10,898
Interest expense	(64,611)	(61,015)	(50,953)	(42,549)	(28,491)
Interest income	8,249	10,417	2,469	1,625	251
Equity in earnings of real estate ventures	6,932	5,300	4,693	3,170	1,387
Gain on repurchase of exchangeable senior notes	7,970	—	—	—	—
Loss on debt extinguishments	—	—	—	—	(3,523)
Loss on investments available for sale	(1,415)	(1,233)	—	—	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	1,054	—	—	—
Minority interest in operating partnership and other minority interests	(2,180)	(2,227)	(985)	434	(733)

Income (loss) before gain on sale of real estate assets	46,888	36,094	14,876	(4,966)	(20,211)
Gain on sale of real estate assets	—	—	—	—	1,749

Net income (loss)	46,888	36,094	14,876	(4,966)	(18,462)
Fixed distribution paid to Preferred Operating Partnership unit holder	—	(1,510)	—	—	—
Preferred return on Class B, C, and E units	—	—	—	—	(5,758)
Loss on early redemption of Fidelity minority interest	—	—	—	—	(1,478)

Net income (loss) attributable to common stockholders	$46,888	$34,584	$14,876	$(4,966)	$(25,698)

Net income (loss) per common share
Basic	$0.61	$0.53	$0.27	$(0.14)	$(1.68)
Diluted	$0.61	$0.53	$0.27	$(0.14)	$(1.68)
Weighted average number of shares
Basic	76,557,550	64,688,741	54,998,935	35,481,538	15,282,725
Diluted	81,913,784	70,503,668	59,291,749	35,481,538	15,282,725
Cash dividends paid per common share(1)	$1.00	$0.93	$0.91	$0.91	$0.34
Balance Sheet Data
Total assets	$2,291,008	$2,054,075	$1,669,825	$1,420,192	$748,484
Total notes payable, notes payable to trusts and lines of credit	$1,299,851	$1,319,771	$948,174	$866,783	$472,977
Minority interests	$61,299	$64,982	$35,158	$36,235	$21,453
Total stockholders' equity	$872,463	$619,921	$643,555	$480,128	$243,607
Other Data
Net cash provided by (used in) operating activities	$96,664	$101,332	$76,885	$17,463	$(6,158)
Net cash used in investing activities	$(222,754)	$(253,579)	$(239,778)	$(614,834)	$(261,298)
Net cash provided by financing activities	$172,685	$98,823	$205,041	$601,695	$280,039

(1)
2004 dividend based on an annual dividend of $0.91 per common share. 2007 dividend based on an annual dividend of $0.91 per common share for the first three quarters and $1.00 per common share for the fourth quarter.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled "Statements Regarding Forward-Looking Information." Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled "Risk Factors." (Dollars in thousands, except share and per share data.)

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. Since 1996, our fully integrated development and acquisition teams have completed the development or acquisition of more than 640 self-storage properties.

        At December 31, 2008, we owned, had an ownership interest in, or managed 694 operating properties in 33 states and Washington, D.C. As of December 31, 2008, 279 of our operating properties were wholly-owned, we held joint venture interests in 348 operating properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 67 properties that are owned by franchisees or third parties in exchange for a management fee. These operating properties contain approximately 50 million square feet of rentable space contained in approximately 475,000 units and currently serve a customer base of over 300,000 tenants.

        Our properties are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These areas all enjoy above average population growth and income levels. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A property is considered to be stabilized once it has achieved an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

        To maximize the performance of our properties, we employ a state-of-the-art, proprietary, web-based tracking and yield management technology called STORE. Developed by our management team, STORE enables us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. In addition, we also have an industry leading revenue management system (called "RevMan"). We believe that the combination of STORE's yield management capabilities and the systematic processes developed by our team using RevMan allows us to more proactively manage revenues.

        We derive substantially all of our revenues from rents received from tenants under existing leases at each of our self-storage properties, from management fees on the properties we manage for joint-venture partners, franchisees and unaffiliated third parties and from our tenant reinsurance program. Our management fee is equal to approximately 6% of total revenues generated by the managed properties.

        We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact our property results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the use of STORE, and through the use of RevMan.

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

  •
  Expand our management business.  Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We expect to pursue strategic relationships with owners that should strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale. Twenty-one of the 50 acquisitions we completed in 2008 and 2007 came from this channel.

  •
  Acquire self-storage properties from strategic partners and third parties.  Our acquisitions team will continue to selectively pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We have sought to establish a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, our status as an UPREIT enables flexibility when structuring deals.

  •
  Develop new self-storage properties.  We currently have joint venture and wholly-owned development properties and may continue selectively to develop new self-storage properties in our core markets. Our development pipeline through 2010 includes 26 projects.

        During 2008, we acquired 11 wholly-owned properties and we completed the development of nine properties in our core markets. Of the completed development properties, eight are wholly-owned, and one is owned by us in a joint venture. Joint venture properties provide us with a potential acquisition pipeline in the future. Fourteen development properties are scheduled for completion in 2009, 11 of which are wholly-owned and three of which will be owned by us in joint ventures.

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

        Based on the provisions of FIN 46R, we have concluded that under certain circumstances when we (1) enter into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (2) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, we have considered expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

        INVESTMENTS AVAILABLE FOR SALE:    We account for our investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires securities classified as "available for sale" to be stated at fair value. Adjustments to the fair value of available for sale securities are recorded as a component of other comprehensive income. A decline in the fair value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. We classified our investments in auction rate securities as investments available for sale in the accompanying balance sheet. These investments were carried at fair value with unrealized gains and losses included in accumulated other comprehensive deficit. Unrealized losses that were other-than-temporary were recognized in earnings. We had no investments available for sale as of December 31, 2008.

        FAIR VALUE OF FINANCIAL INSTRUMENTS:    The carrying values of cash and cash equivalents, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, line of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2008 and 2007 approximate fair value. The fair value of the note receivable to the Preferred OP unit holder at December 31, 2008 and 2007 was $124,024 and $108,915, respectively. The carrying value of the note receivable to the Preferred OP unit holder at December 31, 2008 and 2007 was $100,000 and $100,000 respectively. The aggregate fair value of fixed rate notes payable and notes payable to trusts at December 31, 2008 and 2007 was $1,062,949 and $968,519, respectively. The carrying value of these fixed rate notes payable and notes payable to trusts at December 31, 2008 and 2007 was $937,756 and $944,916, respectively. The fair value of our exchangeable senior notes at December 31, 2008 and 2007 was $131,039 and $286,947, respectively. The carrying value of the exchangeable senior notes at December 31, 2008 and 2007 was $209,663 and $250,000, respectively.

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

        For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings and subsequently reclassified to earnings when the hedged transaction affects earnings.

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

        REVENUE AND EXPENSE RECOGNITION:    Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized in income when earned. Management and franchise fee revenues are recognized monthly as services are performed and in accordance with the terms of the management agreements. Tenant reinsurance premiums are recognized as revenues over the period of insurance coverage. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

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

        INCOME TAXES:    We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, among other things, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to that portion of our income which meets certain criteria and is distributed annually to our stockholders. We plan to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax. We are subject to certain state and local taxes. Provision for such taxes has been included in property operating and general and administrative expenses in our consolidated statements of operations.

        We have elected to treat one of our corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary ("TRS"). In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company accounts for income taxes in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FAS 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, there were no material unrecognized tax benefits. At December 31, 2008 and 2007, there were also no material unrecognized tax benefits.

        Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2008 and 2007, the Company had no interest or penalties related to uncertain tax provisions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Statement of Position No. 157-2, "Effective Date of FASB Statement No. 157" (the "FSP"). The FSP amends FAS 157 to delay the effective date for FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within that scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted FAS 157 effective January 1, 2008, except as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis as allowed under the FSP.

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

        In December 2007, the FASB issued revised Statement No. 141, "Business Combinations" ("FAS 141(R)"). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed. Generally, assets acquired and liabilities assumed in a transaction will be recorded at the acquisition-date fair value with limited exceptions. FAS 141(R) will also change the accounting treatment and disclosure for certain specific items in a business combination. Transaction costs associated with the acquisition will be expensed upon close of the acquisition. FAS 141(R) applies proactively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. FAS141(R) will be applied to all acquisitions with closing dates after December 31, 2008.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("FAS 160"). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. As of December 31, 2008 and 2007, minority interests in the accompanying consolidated balance sheets were $61,299 and $64,982, respectively. These amounts will be recharacterized as non-controlling interests as a component of equity when FAS 160 is adopted. FAS 160 is effective for fiscal years beginning on or after December 15, 2008.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. We are currently evaluating the extent of the footnote disclosures required by FAS 161 and the impact, if any, that it will have on our financial statements.

        In December 2007, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 110, which was effective January 1, 2008, and amends and replaces SAB No. 107, "Share-Based Payment." SAB No. 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment." Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB No. 110 did not have a significant effect on our financial statements.

        In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). Under FSP APB 14-1, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The effect of the adoption FSP APB 14-1 on the Company's exchangeable senior notes is that the equity component will be included in the paid-in-capital section of stockholders' equity on the consolidated balance sheet and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component. The original issue discount will be amortized over the period of the debt as additional interest expense. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. We expect an annual increase of approximately $4,500 of non-cash interest expense as a result of the adoption of FSP APB 14-1.

        In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP SFAS No. 142-3 will depend upon the nature, terms, and size of the acquisitions that we consummate after the effective date.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and do not believe that it will have a material affect on our financial statements.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Overview

        Results for the year ended December 31, 2008 included the operations of 627 properties (283 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2007, which included operations of 606 properties (262 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method). Results for both periods also included equity in earnings of real estate ventures, third-party management and franchise fees, tenant reinsurance, and other income.

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	Year Ended December 31,
	2008	2007	$ Change	% Change
Revenues:
Property rental	$235,695	$206,315	$29,380	14.2%
Management and franchise fees	20,945	20,598	347	1.7%
Tenant reinsurance	16,091	11,049	5,042	45.6%
Other income	520	904	(384)	(42.5)%

Total revenues	$273,251	$238,866	$34,385	14.4%

        Property Rental—The increase in property rental revenues consists of $24,437 associated with acquisitions completed in 2008 and 2007, $2,782 associated with rental rate increases at stabilized properties and $2,161 from increases in occupancy and rental rates at lease-up properties.

        Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures, franchisees and third parties. Management fees generally represent 6.0% of cash collected from properties owned by third party, franchisees and unconsolidated joint ventures. Revenues from management and franchise fees have remained fairly stable compared to the previous year. Increased revenues at our joint venture, franchise, and third-party managed sites related to rental rate and occupancy increases have been partially offset by lost management fees due to the termination of certain management agreements mainly due to the acquisition of the managed properties.

        Tenant Reinsurance—The increase in tenant reinsurance revenues is due to the fact that during the year ended December 31, 2008, we promoted the tenant reinsurance program and successfully increased overall customer participation to approximately 47% at December 31, 2008 compared to approximately 34% at December 31, 2007.

        Other Income—The decrease in other income is primarily due a decrease in development fee revenues earned because of a decrease in the volume of development relating to joint ventures in 2008 compared to 2007.

Expenses

        The following table sets forth information on expenses for the years indicated:

	Year Ended December 31,
	2008	2007	$ Change	% Change
Expenses:
Property operations	$84,522	$73,070	$11,452	15.7%
Tenant reinsurance	5,066	4,710	356	7.6%
Unrecovered development and acquisition costs	1,727	765	962	125.8%
General and administrative	40,427	36,722	3,705	10.1%
Depreciation and amortization	49,566	39,801	9,765	24.5%

Total expenses	$181,308	$155,068	$26,240	16.9%

        Property Operations—The increase in property operations expense in 2008 was primarily due to increases of $9,146 associated with acquisitions completed in 2008 and 2007. There were also increases in expenses of $2,306 at existing properties primarily due to increases in repairs and maintenance, utilities and property taxes.

        Tenant Reinsurance—The increase in tenant reinsurance expense is due to the increase in tenant reinsurance revenues during 2008. A large portion of tenant reinsurance expense is variable and increases as tenant reinsurance revenues increase. During the year ended December 31, 2008, we continued to promote the tenant reinsurance program and successfully increased overall customer participation to approximately 47% at December 31, 2008 compared to approximately 34% at December 31, 2007.

        General and Administrative—The increase in general and administrative expenses was due to the increased costs associated with the management of the additional properties that have been added through acquisitions and development in 2008 and 2007.

        Depreciation and Amortization—The increase in depreciation and amortization expense is a result of additional properties that have been added through acquisition and development throughout 2008 and 2007.

Other Income and Expenses

        The following table sets forth information on other income and expenses for the years indicated:

	Year Ended December 31,
	2008	2007	$ Change	% Change
Other revenue and expenses:
Interest expense	$(64,611)	$(61,015)	$(3,596)	5.9%
Interest income	3,399	7,925	(4,526)	(57.1)%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	2,492	2,358	94.6%
Equity in earnings of real estate ventures	6,932	5,300	1,632	30.8%
Gain on repurchase of exchangeable senior notes	7,970	—	7,970	100.0%
Loss on sale of investments available for sale	(1,415)	—	(1,415)	(100.0)%
Impairment of investments available for sale	—	(1,233)	1,233	(100.0)%
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	1,054	(1,054)	100.0%
Minority interest—Preferred Operating Partnership	(5,227)	(1,465)	(3,762)	256.8%
Minority interests—Operating Partnership and other	3,047	(762)	3,809	(499.9)%

Total other expense	$(45,055)	$(47,704)	$2,649	(5.6)%

        Interest Expense—The increase in interest expense for the year ended December 31, 2008 was due primarily to $3,191 associated with mortgage loans on acquisitions completed in 2007. The increase was partially offset by lower interest costs on existing property debt. Capitalized interest during the years ended December 31, 2008 and 2007 was $5,506 and $4,555, respectively.

        Interest Income—Interest income earned in 2008 was primarily due to interest on the net proceeds from the sales of common stock in May and October 2008. Interest income earned in 2007 was mainly the result of the interest earned on the net proceeds received from the $250,000 exchangeable senior notes issued in March 2007 and on the remaining net proceeds from the sale of common stock in September 2006. Invested cash decreased steadily throughout 2007 as the funds were used for operations, acquisitions and development.

        Interest Income on note receivable from Preferred Operating Partnership unit holder—Represents interest on a $100,000 loan to the holder of the Series A Participating Redeemable Preferred units of our Operating Partnership (the "Preferred OP units"). The funds were loaned on June 25, 2007 and bear interest at an annual rate of 4.85%, payable quarterly.

        Equity in Earnings of Real Estate Ventures—The change in equity in earnings of real estate ventures for the year ended December 31, 2008 primarily relates to an increase of $1,098 from our purchase of an additional 40% interest in the VRS Self Storage LLC joint venture on July 1, 2008. The remainder of the change is a result of an increase in income at the properties owned by the real estate ventures. The increases were partially offset by the losses on certain lease-up properties held in joint ventures.

        Gain on Repurchase of Exchangeable Senior Notes—Represents the gain on the repurchase of $40,337 principal amount of the Operating Partnership's exchangeable senior notes. The Company paid cash of $31,721 and wrote off unamortized debt issuance costs of $646, resulting in a gain of $7,970.

        Loss on Sale of Investments Available for Sale—Represents the amount of loss recorded on February 29, 2008 related to the liquidation of auction rate securities held in investments for sale.

        Impairment of Investments Available for Sale—As of December 31, 2007, the Company had a $24,460 par value investment in ARS. Due to the uncertainty in the credit markets, the auctions related to the ARS held by the Company failed causing the liquidity and the fair value of these investments to be impaired. As a result, the Company recorded a $1,233 other-than-temporary impairment charge and a $1,415 temporary impairment charge to reduce the carrying value of the ARS to an estimated fair value of $21,812.

        Fair Value Adjustment of Obligation Associated with Preferred Operating Partnership Units—This amount is a one-time adjustment that represents the change in fair value of the embedded derivative associated with the Preferred OP units issued in connection with the AAAAA Rent-a-Space acquisition between the original issuance of the Preferred OP units (June and August, 2007) and the completion of the amendment to the agreement that was signed on September 28, 2007.

        Minority Interest—Preferred Operating Partnership—Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus 1.09% of the remaining net income allocated after the adjustment for the fixed distribution paid for the year ended December 31, 2008. The amount allocated to minority interest was higher in 2008 than in 2007 as the Preferred OP units were issued in June and August 2007.

        Minority Interest—Operating Partnership and Other—Income allocated to the Operating Partnership represents 4.69% of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder. The decrease in the amount allocated to the minority interest—Operating Partnership was due to a full year of fixed distribution being paid to the Preferred Operating Partnership in 2008. Income allocated to other minority interests represents the losses allocated to partners in consolidated joint ventures on four properties that were in lease-up during 2008. The amount allocated to the minority interest—other was higher than the prior year as there were only two consolidated joint venture properties in lease-up for the year ended December 31, 2007.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        Results for the year ended December 31, 2007 included the operations of 606 properties (262 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2006, which included operations of 567 properties (219 of which were consolidated and 348 of which were in joint ventures accounted for using the equity method). Results for both periods also included equity in earnings of real estate ventures, third-party management and franchise fees, and other income.

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	Year ended December 31,
	2007	2006	$ Change	% Change
Revenues:
Property rental	$206,315	$170,993	$35,322	20.7%
Management and franchise fees	20,598	20,883	(285)	(1.4)%
Tenant reinsurance	11,049	4,318	6,731	155.9%
Other income	904	1,070	(166)	(15.5)%

Total revenues	$238,866	$197,264	$41,602	21.1%

        Property Rental—The increase in property rental revenues consists of $28,335 associated with acquisitions completed in 2007 and 2006, $5,298 associated with rental rate increases at stabilized properties, and $1,689 from increases in occupancy at lease-up properties.

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

        Tenant Reinsurance—The increase in tenant reinsurance revenues was due to the introduction of our captive insurance program at all wholly-owned properties in October 2006. In addition, during the year ended December 31, 2007, we promoted the tenant reinsurance program and successfully increased overall customer participation to approximately 34% at December 31, 2007 compared to approximately 18% at December 31, 2006.

Expenses

        The following table sets forth information on expenses for the years indicated:

	Year ended December 31,
	2007	2006	$ Change	% Change
Expenses:
Property operations	$73,070	$62,243	$10,827	17.4%
Tenant reinsurance	4,710	2,328	2,382	102.3%
Unrecovered development and acquisition costs	765	269	496	184.4%
General and administrative	36,722	35,600	1,122	3.2%
Depreciation and amortization	39,801	37,172	2,629	7.1%

Total expenses	$155,068	$137,612	$17,456	12.7%

        Property Operations—The increase in property operations expense in 2007 was primarily due to increases of $9,202 associated with acquisitions completed in 2007 and 2006. There were also increases in expenses of $1,625 at existing properties primarily due to increases in repairs and maintenance, insurance and property taxes.

        Tenant Reinsurance—The increase in tenant reinsurance expense was due to the increase in tenant reinsurance revenues during 2007. A large portion of tenant reinsurance expense is variable and increases as tenant reinsurance revenues increase. In October 2006, we introduced our captive insurance program at all wholly-owned properties. During the year ended December 31, 2007, we promoted the tenant reinsurance program and successfully increased overall customer participation to approximately 34% at December 31, 2007 compared to approximately 18% at December 31, 2006.

        General and Administrative—The increase in general and administrative expenses was due to the increased costs associated with the management of the additional properties that have been added through acquisitions and development in 2007 and 2006.

        Depreciation and Amortization—The increase in depreciation and amortization expense is a result of additional properties that have been added through acquisition and development throughout 2007 and 2006.

Other Income and Expenses

        The following table sets forth information on other income and expenses for the years indicated:

	Year ended December 31,
	2007	2006	$ Change	% Change
Other revenue and expenses:
Interest expense	$(61,015)	$(50,953)	$(10,062)	19.7%
Interest income	7,925	2,469	5,456	221.0%
Interest income on note receivable from Preferred Operating Partnership unit holder	2,492	—	2,492	100.0%
Equity in earnings of real estate ventures	5,300	4,693	607	12.9%
Impairment of short-term investments	(1,233)	—	(1,233)	100.0%
Fair value adjustment of obligation associated with Preferred Operating Partnership units	1,054	—	1,054	100.0%
Minority interest—Preferred Operating Partnership	(1,465)	(985)	(480)	48.7%
Minority interests—Operating Partnership and other	(762)	—	(762)	100.0%

Total other expense	$(47,704)	$(44,776)	$(2,928)	6.5%

        Interest Expense—The increase in interest expense for the year ended December 31, 2007 was due primarily to $6,897 associated with the exchangeable notes issued in March 2007 and $5,267 of interest expense on the mortgage loans associated with acquisitions completed in 2007 and 2006. The increase was offset by lower interest costs on corporate borrowings and existing property debt. Capitalized interest during the years ended December 31, 2007 and 2006 was $4,555 and $3,232, respectively.

        Interest Income—Interest income earned in 2007 was mainly the result of the interest earned on the net proceeds received from the $250,000 exchangeable senior notes issued in March 2007 and on the remaining net proceeds from the sale of stock in September 2006. Invested cash decreased steadily throughout 2007 as the funds were used for acquisitions and development.

        Interest Income on note receivable from Preferred Operating Partnership unit holder—Represents interest on a $100,000 loan to the holder of the Preferred OP units. The funds were loaned on June 25, 2007 and bear interest at an annual rate of 4.85%, payable quarterly.

        Equity in Earnings of Real Estate Ventures—The change in equity in earnings of real estate ventures for the year ended December 31, 2007 relates to increases in income at the properties owned by the real estate ventures. The increases were partially offset by the losses on certain lease-up properties held in joint ventures.

        Fair Value Adjustment of Obligation Associated with Preferred Operating Partnership units—This amount is a one-time adjustment that represents the change in fair value of the embedded derivative associated with the Preferred OP units issued in connection with the AAAAA Rent-a-Space acquisition between the original issuance of the Preferred OP units (June and August, 2007) and the completion of the amendment to the agreement that was signed on September 28, 2007.

        Impairment of Investments Available for Sale—As of December 31, 2007, we had a $24,460 par value investment in ARS. Due to the uncertainty in the credit markets, the auctions related to the ARS held by us have failed causing the liquidity and the fair value of these investments to be impaired. As a result, we recorded a $1,233 other-than-temporary impairment charge and a $1,415 temporary impairment charge to reduce the carrying value of the ARS to an estimated fair value of $21,812.

        Minority Interest—Preferred Operating Partnership—Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus 1.42% of the remaining net income allocated after the adjustment for the fixed distribution paid for the year ended December 31, 2007. The amount allocated to minority interest was higher than in the prior year as the Preferred Operating Partnership units were issued in June and August 2007.

        Minority Interest—Operating Partnership and Other—Income allocated to the Operating Partnership represents 5.73% of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder. The decrease in the amount allocated to the minority interest—Operating Partnership was due to the creation of the Preferred Operating Partnership units in 2007. Income allocated to other minority interests represents the losses allocated to partners in consolidated joint ventures on two properties that were in lease-up during 2007.

FUNDS FROM OPERATIONS

        FFO provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings because net earnings assumes that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. We believe that the values of real estate assets fluctuate due to market conditions and FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

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

	For the Year Ended December 31,
	2008	2007	2006
Net income attributable to common stockholders	$46,888	$34,584	$14,876
Adjustments:
Real estate depreciation	42,834	33,779	27,331
Amortization of intangibles	4,494	4,159	8,371
Joint venture real estate depreciation and amortization	5,072	4,039	4,773
Joint venture loss on sale of properties	—	43	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	(1,054)	—
Distributions paid on Preferred Operating Partnership units	(5,750)	(1,438)	—
Income allocated to Operating Partnership minority interest	3,056	2,508	985

Funds from operations	$96,594	$76,620	$56,336

SAME-STORE STABILIZED PROPERTY RESULTS

        We consider our same-store stabilized portfolio to consist of only those properties which were wholly-owned at the beginning and at the end of the applicable periods presented and that have achieved stabilization as of the first day of such period. The following table sets forth operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions, completed developments and tenant reinsurance revenues.

	Three months ended December 31,
				Year ended December 31,			Year ended December 31,
			Percent Change			Percent Change			Percent Change
	2008	2007		2008	2007		2007	2006
Same-store rental revenues	$46,255	$45,933	0.7%	$184,643	$181,752	1.6%	$159,070	$153,076	3.9%
Same-store operating expenses	15,261	15,362	(0.7)%	63,606	63,428	0.3%	54,726	54,014	1.3%
Same-store net operating income	30,994	30,571	1.4%	121,037	118,324	2.3%	104,344	99,062	5.3%
Non same-store rental revenues	14,534	10,550	37.8%	51,052	24,563	107.8%	47,245	17,917	163.7%
Non same-store operating expenses	6,390	3,853	65.8%	20,916	9,642	116.9%	18,344	8,229	122.9%
Total rental revenues	60,789	56,483	7.6%	235,695	206,315	14.2%	206,315	170,993	20.7%
Total operating expenses	21,651	19,215	12.7%	84,522	73,070	15.7%	73,070	62,243	17.4%
Same-store square foot occupancy as of quarter end	82.5%	84.2%		82.5%	84.2%		84.1%	85.1%
Properties included in same-store	210	210		210	210		181	181

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        The increase in same-store rental revenues was primarily due to increased rental rates to existing tenants which offset lower rental rates to new tenants and a slight reduction in occupancy due to increased move-out activity.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        The increase in same-store rental revenues was primarily due to increased rental rates to new and existing tenants and our ability to maintain occupancy. The increase in same-store operating expenses was due to an increase in repairs and maintenance, insurance and property taxes.

CONTINGENT CONVERSION SHARES ("CCS") AND CONTINGENT CONVERSION UNITS ("CCU") PROPERTY PERFORMANCE

        Upon the achievement of certain levels of net operating income with respect to 14 of our properties, our CCSs and our Operating Partnership's CCUs converted into additional shares of common stock and OP units, respectively.

        As of December 31, 2008, an aggregate of 2,801,053 CCSs and 144,089 CCUs had converted to common stock and OP units, respectively. Based on the performance of the properties as of December 31, 2008, no additional CCSs and CCUs became eligible for conversion during the fourth quarter. The remaining unconverted 1,087,790 CCSs and 55,957 CCUs were cancelled as of February 4, 2009.

        The table below outlines the performance of the properties for the three months and years ended December 31, 2008 and 2007, respectively and for the years ended December 31, 2007 and 2006.

	Three Months Ended December 31,
				Year Ended December 31,			Year Ended December 31,
			Percent Change			Percent Change			Percent Change
	2008	2007		2008	2007		2007	2006
CCS/CCU rental revenues	$3,349	$3,143	6.6%	$13,300	$12,089	10.0%	$12,089	$10,433	15.9%
CCS/CCU operating expenses	1,311	1,066	23.0%	5,189	5,039	3.0%	5,039	5,439	(7.4)%
CCS/CCU net operating income	2,038	2,077	(1.9)%	8,111	7,050	15.0%	7,050	4,994	41.2%
Non CCS/CCU rental revenues	57,440	53,340	7.7%	222,395	194,226	14.5%	194,226	160,560	21.0%
Non CCS/CCU operating expenses	20,340	18,149	12.1%	79,333	68,031	16.6%	68,031	56,804	19.8%
Total rental revenues	$60,789	$56,483	7.6%	$235,695	$206,315	14.2%	$206,315	$170,993	20.7%
Total operating expenses	21,651	19,215	12.7%	84,522	73,070	15.7%	73,070	62,243	17.4%
CCS/CCU square foot occupancy as of quarter end	76.4%	77.6%		76.4%	77.6%		77.6%	74.1%
Properties included in CCS/CCU	14	14		14	14		14	14

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        The increase in rental revenues was primarily due to increased rental rates to new and existing tenants and our ability to maintain occupancy. The increase in operating expenses was primarily due to increases in property tax expense from the prior year.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        The increase in revenues was primarily due to increased rental rates to new and existing tenants and increases in occupancy. The decrease in same-store operating expenses was due to a property tax adjustment from prior years.

CASH FLOWS

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        Cash flows provided by operating activities were $96,664 and $101,332 for the years ended December 31, 2008 and 2007, respectively. This decrease was due mainly to an increase in the cash paid on behalf of affiliated joint ventures and related parties during 2008 compared to 2007, which resulted in an increase in receivables from related parties. Additionally, more cash was spent to acquire other assets in 2008 when compared to 2007. These decreases were partially offset by the increase in cash due to the acquisition of new stabilized properties in 2008 and 2007.

        Cash used in investing activities was $222,754 and $253,579 for the years ended December 31, 2008 and 2007, respectively. The decrease in 2008 was primarily the result of $56,397 less cash being used to fund acquisition activities and the collection of $21,812 of cash from the sale of the Company's investments available for sale, compared to a payment of $24,460 to purchase investments available for sale in 2007. These decreases were partially offset by an increase of $18,708 in development activities and an increase of $39,223 invested in real estate ventures when compared to the prior year.

        Cash provided by financing activities was $172,685 and $98,823 for the years ended December 31, 2008 and 2007, respectively. The increase in cash provided in 2008 was due primarily to proceeds from issuance of common stock of $276,601 in 2008 compared to $0 in 2007, and no cash was loaned to the Preferred OP unit holder in 2008 when compared to the prior year. These increases were offset primarily by the decrease of $250,000 of proceeds from exchangeable senior notes, as no new notes were issued in 2008.

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

        Cash provided by financing activities was $98,823 and $205,041 for the years ended December 31, 2007 and 2006, respectively. The decrease in 2007 was due to an increase in net borrowings and notes payable (net of principal payments) of $207,795 that was offset by a loan to a Preferred OP unit holder of $100,000 in 2007. Net proceeds from share issuances of $194,474 were received in 2006 compared to $0 in 2007.

2008 OPERATIONAL SUMMARY

        Our 2008 operating results were positive with increases in both revenues and net operating income. On a same-store basis (excluding tenant reinsurance revenues), revenue increased 1.6% and NOI increased 2.3%. Same-store expense control was excellent, with a year-on-year increase of a modest 0.3%. Revenue increases were driven mostly by rate growth to existing tenants, as year-end same-store occupancy decreased to 82.5% as compared to 84.2% the previous year.

        The markets of Chicago, Dallas, Denver, Houston and San Francisco/Oakland were top performers with year-on-year revenue growth at stabilized properties. Markets performing below the portfolio average in year-on-year revenue growth included Indianapolis, Memphis, Miami, Phoenix and West Palm Beach. Properties in markets throughout Florida continue to perform below the portfolio average.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2008, we had approximately $63,972 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2009 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Recently issued guidance from the IRS allows for up to 90% of a REIT's dividends to be paid with its common stock in 2009 if certain conditions are met. We will continue to review our dividend payment policy on a quarterly basis and may consider a reduction in our dividend distribution and/or payment of our dividend distribution using a combination of cash and our common stock. It is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2008 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        On October 19, 2007, we entered into a $100,000 Credit Line. We intend to use the proceeds of the Credit Line to repay debt scheduled to mature in 2009 and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios. The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures on October 31, 2010 with two one-year extensions available. Outstanding balances on the Credit Line at December 31, 2008 and 2007 were $27,000 and $0, respectively.

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

        As of December 31, 2008, we had approximately $1,299,851 of debt, resulting in a debt to total capitalization ratio of 58.0%. As of December 31, 2008, the ratio of total fixed rate debt and other instruments to total debt was 88.3% ($61,770 on which we have a reverse interest rate swap has been included as variable rate debt). The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2008 was 4.7%.

        Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all covenants at December 31, 2008.

        We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under our Credit Line. In addition, the Company is actively pursuing additional term loans secured by unencumbered properties.

        Our liquidity needs consist primarily of cash distributions to stockholders, new facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. In addition, we will continue to review our dividend payment policy on a quarterly basis and may consider a reduction in our dividend distribution and/or payment of our dividend distribution using our common stock. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

        The U.S. credit markets are experiencing significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to make acquisitions and fund current and future development projects. In addition, the financial condition of the lenders of our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse affect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial market may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth information on payments due by period at December 31, 2008:

	Payments due by Period:
	Total	Less Than 1 Year (2009)	1 - 3 Years (2010 - 2011)	3 - 5 Years (2012 - 2013)	After 5 Years (after 2013)
Operating leases	$59,447	$5,604	$10,547	$8,416	$34,880
Notes payable, notes payable to trusts, exchangeable senior notes and line of credit
Interest	498,833	52,026	87,282	77,994	281,531
Principal	1,299,851	220,406	267,581	34,367	777,497

Total contractual obligations	$1,858,131	$278,036	$365,410	$120,777	$1,093,908

        As of December 31, 2008, the weighted average interest rate for all fixed rate loans was 5.1%, and the weighted average interest rate on all variable rate loans was 1.6%.

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

        During October 2008, we repurchased $40,337 million in aggregate principal amount of our exchangeable senior notes on the open market for $31,721 in cash. We may from time to time seek to retire, repurchase or redeem our additional outstanding debt including our exchangeable senior notes as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        As of December 31, 2008, we had approximately $1.3 billion in total debt of which approximately $152.4 million was subject to variable interest rates (including the approximately $61.8 million on which we have the reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $1.5 million annually.

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

        The aggregate fair value of fixed rate notes payable and notes payable to trusts at December 31, 2008 was $1.1 billion. The carrying value of these fixed rate notes payable and notes payable to trusts at December 31, 2008 was $937.8 million. The fair value of the exchangeable senior notes at December 31, 2008 was $131.0 million. The carrying value of the exchangeable senior notes at December 31, 2008 was $209.7 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. and subsidiaries ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 24, 2009

See accompanying notes.

Extra Space Storage Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2008	December 31, 2007
Assets:
Real estate assets:
Net operating real estate assets	$1,938,922	$1,791,377
Real estate under development	58,734	49,945

Net real estate assets	1,997,656	1,841,322
Investments in real estate ventures	136,791	95,169
Cash and cash equivalents	63,972	17,377
Investments available for sale	—	21,812
Restricted cash	38,678	34,449
Receivables from related parties and affiliated real estate joint ventures	11,335	7,386
Other assets, net	42,576	36,560

Total assets	$2,291,008	$2,054,075

Liabilities, Minority Interests and Stockholders' Equity:
Notes payable	$943,598	$950,181
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	209,663	250,000
Line of credit	27,000	—
Accounts payable and accrued expenses	35,128	31,346
Other liabilities	22,267	18,055

Total liabilities	1,357,246	1,369,172

Minority interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	28,529	30,041
Minority interest in Operating Partnership and other minority interests	32,770	34,941
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 85,790,331 and 65,784,274 shares issued and outstanding at December 31, 2008 and 2007, respectively	858	658
Paid-in capital	1,109,185	826,026
Other comprehensive deficit	—	(1,415)
Accumulated deficit	(237,580)	(205,348)

Total stockholders' equity	872,463	619,921

Total liabilities, minority interests, and stockholders' equity	$2,291,008	$2,054,075

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share data)

	For the Year Ended December 31,
	2008	2007	2006
Revenues:
Property rental	$235,695	$206,315	$170,993
Management and franchise fees	20,945	20,598	20,883
Tenant reinsurance	16,091	11,049	4,318
Other income	520	904	1,070

Total revenues	273,251	238,866	197,264

Expenses:
Property operations	84,522	73,070	62,243
Tenant reinsurance	5,066	4,710	2,328
Unrecovered development and acquisition costs	1,727	765	269
General and administrative	40,427	36,722	35,600
Depreciation and amortization	49,566	39,801	37,172

Total expenses	181,308	155,068	137,612

Income before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable senior notes, loss on investments available for sale, Preferred Operating Partnership units and minority interests	91,943	83,798	59,652
Interest expense	(64,611)	(61,015)	(50,953)
Interest income	3,399	7,925	2,469
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	2,492	—
Equity in earnings of real estate ventures	6,932	5,300	4,693
Gain on repurchase of exchangeable senior notes	7,970	—	—
Loss on sale of investments available for sale	(1,415)	—	—
Impairment of investments available for sale	—	(1,233)	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	1,054	—
Minority interest—Preferred Operating Partnership	(5,227)	(1,465)	—
Minority interests—Operating Partnership and other	3,047	(762)	(985)

Net income	46,888	36,094	14,876

Fixed distribution paid to Preferred Operating Partnership unit holder	—	(1,510)	—

Net income attributable to common stockholders	$46,888	$34,584	$14,876

Net income per common share
Basic	$0.61	$0.53	$0.27
Diluted	$0.61	$0.53	$0.27
Weighted average number of shares
Basic	76,557,550	64,688,741	54,998,935
Diluted	81,913,784	70,503,668	59,291,749
Cash dividends paid per common share	$1.00	$0.93	$0.91

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share data)

	Common Stock
			Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Deficit	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2005	51,765,795	$518	$626,123	$(2,374)	$—	$(144,139)	480,128
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(2,374)	2,374	—	—	—
Issuance of common stock, net of offering costs	12,075,000	121	194,780	—	—	—	194,901
Issuance of common stock upon the exercise of options	98,003	1	545	—	—	—	546
Issuance of common stock to board members	12,000	—	—	—	—	—	—
Restricted stock grants issued	49,800	—	—	—	—	—	—
Restricted stock grants cancelled	(33,500)	—	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	1,725	—	—	—	1,725
Conversion of Operating Partnership units to common stock	200,000	2	1,809	—	—	—	1,811
Other adjustments	—	—	(427)	—	—	—	(427)
Net income	—	—	—	—	—	14,876	14,876
Dividends paid on common stock at $0.91 per share	—	—	—	—	—	(50,005)	(50,005)

Balances at December 31, 2006	64,167,098	642	822,181	—	—	(179,268)	643,555
Issuance of common stock upon the exercise of options	126,801	1	1,720	—	—	—	1,721
Restricted stock grants issued	120,729	1	—	—	—	—	1
Restricted stock grants cancelled	(3,082)	—	—	—	—	—	—
Conversion of Contingent Conversion Shares to common stock	1,372,728	14	—	—	—	—	14
Compensation expense related to stock-based awards	—	—	2,125	—	—	—	2,125
Fixed distribution paid to Preferred Operating Partnership unit holder	—	—	—	—	—	(1,510)	(1,510)
Comprehensive loss:
Net income	—	—	—	—	—	36,094	36,094
Loss on sale of investments available for sale	—	—	—	—	(1,415)	—	(1,415)

Total comprehensive income							34,679
Dividends paid on common stock at $0.93 per share	—	—	—	—	—	(60,664)	(60,664)

Balances at December 31, 2007	65,784,274	658	826,026	—	(1,415)	(205,348)	619,921
Issuance of common stock upon the exercise of options	146,795	1	1,903	—	—	—	1,904
Restricted stock grants issued	361,624	4	—	—	—	—	4
Restricted stock grants cancelled	(10,186)	—	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	3,500	—	—	—	3,500
Conversion of Contingent Conversion Shares to common stock	1,428,325	14	—	—	—	—	14
Issuance of common stock, net of offering costs	17,950,000	180	276,421	—	—	—	276,601
Conversion of Operating Partnership units to common stock	129,499	1	1,238	—	—	—	1,239
Comprehensive income:
Net income	—	—	—	—	—	46,888	46,888
Loss on sale of investments available for sale	—	—	—	—	1,415	—	1,415

Total comprehensive income							48,303
Tax benefit from exercise of common stock options	—	—	97	—	—	—	97
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	(79,120)	(79,120)

Balances at December 31, 2008	85,790,331	$858	$1,109,185	$—	$—	$(237,580)	$872,463

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$46,888	$36,094	$14,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,566	39,801	37,172
Amortization of deferred financing costs	3,596	3,309	2,365
Stock compensation expense	3,500	2,125	1,725
Gain on repurchase of exchangeable senior notes	(7,970)	—	—
Loss on investments available for sale	1,415	1,233	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	(1,054)	—
Income allocated to minority interests	2,180	2,227	985
Distributions from real estate ventures in excess of earnings	5,176	3,946	5,559
Changes in operating assets and liabilities:
Receivables from related parties	(5,976)	5,905	7,803
Other assets	(9,164)	4,589	3,029
Accounts payable and accrued expenses	3,435	5,642	(2,421)
Other liabilities	4,018	(2,485)	5,792

Net cash provided by operating activities	96,664	101,332	76,885

Cash flows from investing activities:
Acquisition of real estate assets	(127,293)	(183,690)	(174,305)
Development and construction of real estate assets	(64,344)	(45,636)	(34,782)
Proceeds from sale of real estate assets	340	1,999	728
Investments in real estate ventures	(50,061)	(10,838)	(5,660)
Return of investment in real estate ventures	2,915	284	—
Net proceeds from sale of (purchases of) investments available for sale	21,812	(24,460)	—
Change in restricted cash	(3,781)	9,833	(25,876)
Principal payments received on notes receivable	—	—	1,811
Purchase of equipment and fixtures	(2,342)	(1,071)	(1,694)

Net cash used in investing activities	(222,754)	(253,579)	(239,778)

Cash flows from financing activities:
Proceeds from exchangeable senior notes	—	250,000	—
Repurchase of exchangeable senior notes	(31,721)	—	—
Proceeds from notes payable, notes payable to trusts and line of credit	42,302	56,759	165,666
Principal payments on notes payable and line of credit	(26,575)	(32,164)	(98,866)
Deferred financing costs	(1,007)	(8,867)	(3,393)
Loan to Preferred Operating Partnership unit holder	—	(100,000)	—
Investments from minority interests	1,174	—	92
Redemption of Operating Partnership units held by minority interest	—	(874)	—
Proceeds from issuance of common shares, net	276,601	—	194,474
Net proceeds from exercise of stock options	1,904	1,721	546
Dividends paid on common stock	(79,120)	(60,664)	(50,005)
Distributions to Operating Partnership units held by minority interest	(10,873)	(7,088)	(3,473)

Net cash provided by financing activities	172,685	98,823	205,041

Net increase (decrease) in cash and cash equivalents	46,595	(53,424)	42,148
Cash and cash equivalents, beginning of the period	17,377	70,801	28,653

Cash and cash equivalents, end of the period	$63,972	$17,377	$70,801

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$62,831	$55,132	$47,683
Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$3,623	$231,037	$27,091
Notes payable acquired	—	(95,202)	(10,878)
Notes receivable	—	—	(10,298)
Preferred Operating Partnership units issued as consideration	—	(131,499)	—
Investment in real estate ventures	—	(502)	(2,785)
Operating Partnership units issued as consideration	(3,623)	(3,834)	(3,130)
Conversion of Operating Parntership Units held by minority interests for common stock	1,239	—	1,811
Temporary impairment of short-term investments	—	(1,415)	—

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2008

(Dollars in thousands, except share data)

1. DESCRIPTION OF BUSINESS

Business

        Extra Space Storage Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), formed as a Maryland Corporation on April 30, 2004 to own, operate, manage, acquire, develop and redevelop self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. The Company's interest in its properties is held through its operating partnership, Extra Space Storage LP (the "Operating Partnership"), which was formed on May 5, 2004. The Company's primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain exceptions, on the taxable income that is distributed to its stockholders.

        The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2008, the Company had direct and indirect equity interests in 627 storage facilities located in 33 states, and Washington, D.C. In addition, the Company managed 67 properties for franchisees or third parties bringing the total number of properties which it owns and/or manages to 694.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

        Based on the provisions of FIN 46R, the Company has concluded that under certain circumstances when the Company (1) enters into option agreements for the purchase of land or facilities from an entity and pays a non-refundable deposit, or (2) enters into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has considered expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company's financial statements. Additionally, the Company's Operating Partnership has notes payable to three trusts that are VIEs under condition (ii) (a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable associated with Swap Agreement	(61,770)	—	(61,770)	—
Other assets (liabilities)—Swap Agreement	647	—	647	—

Total	$(61,123)	$—	$(61,123)	$—

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Following is a reconciliation of the beginning and ending balances for the Company's investments available for sale, which were the Company's only material assets or liabilities that are remeasured on a recurring basis using significant unobservable inputs (Level 3):

Balance as of December 31, 2007	$21,812
Total gains or losses (realized/unrealized)
Included in earnings	(1,415)
Included in other comprehensive income	1,415
Settlements received in cash	(21,812)

Balance as of December 31, 2008	$—

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Long lived assets held for use are evaluated by the Company for impairment when events or circumstances indicate that there may be an impairment. When such an event occurs, the Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. Management has determined no property was impaired and no impairment charges have been recognized for the years ended December 31, 2008, 2007 and 2006.

        When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified for sale is less than the net carrying value of the assets, then a valuation allowance is established. The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented. Management has determined no property was held for sale at December 31, 2008.

        The Company assesses whether there are any indicators that the value of the Company's investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management's estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2008, 2007 and 2006.

        There were no impaired properties or investments in unconsolidated real estate ventures or any real estate assets identified as held for sale during the year ended December 31, 2008. Therefore, the Company did not make any nonrecurring fair value measurements during the period.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, line of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2008 and 2007 approximate fair value. The fair value of the note receivable to the Preferred OP unit holder at December 31, 2008 and 2007 was $124,024 and $108,915, respectively. The carrying value of the note receivable to the Preferred OP unit holder at December 31, 2008 and 2007 was $100,000 and $100,000 respectively. The aggregate fair value of fixed rate notes payable and notes payable to trusts at December 31, 2008 and 2007 was $1,062,949 and $968,519, respectively. The carrying value of these fixed rate notes payable and notes payable to trusts at December 31, 2008 and 2007 was $937,756 and $944,916, respectively. The fair value of our exchangeable senior notes at December 31, 2008 and 2007 was $131,039 and $286,947, respectively. The carrying value of the exchangeable senior notes at December 31, 2008 and 2007 was $209,663 and $250,000, respectively.

Real Estate Assets

        Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. Capitalized interest during the years ended December 31, 2008, 2007 and 2006 was $5,506, $4,555 and $3,232, respectively.

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

        Intangible lease rights represent: (1) purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases; these rights are amortized to expense over the life of the leases and (2) intangibles related to ground leases on four properties where the leases were assumed by the Company at rates that were lower than the current market rates for similar leases. The value associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investments Available for Sale

        The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires securities classified as "available for sale" to be stated at fair value. Adjustments to the fair value of available for sale securities are recorded as a component of other comprehensive income. A decline in the fair value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company classified its investments in auction rate securities as investments available for sale in the accompanying balance sheet. These investments were carried at fair value with unrealized gains and losses included in accumulated other comprehensive deficit. Unrealized losses that were other-than-temporary were recognized in earnings. The Company had no investments available for sale as of December 31, 2008.

Restricted Cash

        Restricted cash is comprised of escrowed funds deposited with financial institutions located in various states relating to earnest money deposits on potential acquisitions, real estate taxes, insurance, capital expenditures and lease liabilities.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

        Other assets consist primarily of equipment and fixtures, deferred financing costs, customer accounts receivable, investments in trusts, other intangible assets, deferred tax assets and prepaid expenses. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. Deferred financing costs are amortized to interest expense using the effective interest method over the terms of the respective debt agreements.

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

        For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in the statements of operations. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings and subsequently reclassified to earnings when the hedged transaction affects earnings.

Risk Management and Use of Financial Instruments

        In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the value of properties held by the Company. The Company has entered into Swap Agreements to manage a portion of its interest rate risk.

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

Revenue and Expense Recognition

        Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized as income when earned. Management and franchise fee revenues are recognized monthly as services are performed and in accordance with the terms of the management agreements. Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

        Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. The Company accrues for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

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

Advertising Costs

        The Company incurs advertising costs primarily attributable to directory, direct mail, internet and other advertising. Direct response advertising costs are deferred and amortized over the expected benefit period determined to be 12 months. All other advertising costs are expensed as incurred. The Company recognized $5,540, $5,047 and $4,960 in advertising expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in property operating and general and administrative expenses in the Company's consolidated statements of operations. For the year ended December 31, 2008, 35.0% (unaudited) of all distributions to stockholders qualifies as a return of capital.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary ("TRS"). In general, the Company's TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or any lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company accounts for income taxes in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, there were no material unrecognized tax benefits. At December 31, 2007 and 2008, there were also no material unrecognized tax benefits.

        Interest and penalties relating to uncertain tax positions will be recognized as income tax expense when incurred. As of December 31, 2008 and 2007, the Company had no interest or penalties related to uncertain tax provisions.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to non-vested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining service period with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The forfeiture rate, which is estimated at a weighted average of 19.72% of unvested options outstanding as of December 31, 2008, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Net Income Per Share

        Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding, less non-vested restricted stock. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares ("CCSs"), Contingent Conversion Units ("CCUs"), exchangeable Series A Participating Redeemable Preferred Operating Partnership units ("Preferred OP units") and exchangeable Operating Partnership units ("OP units")) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.

        The Company's Operating Partnership has $209,663 of exchangeable senior notes issued and outstanding as of December 31, 2008 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company's common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company's common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at December 31, 2008, and could change over time as described in the indenture. The price of the Company's common stock did not exceed 130% of the exchange price for the specified period of time during the fourth quarter of 2008, therefore holders of the exchangeable senior notes may not elect to convert them during the first quarter of 2009.

        The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FASB Statement No. 128, "Earnings Per Share," ("FAS 128"), requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company's calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at December 31, 2008 because there was no excess over the accreted principal for the period.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the years ended December 31, 2008, 2007, and 2006 options to purchase approximately 1,870,423 shares, 287,240 shares and 24,273 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

        The computation of net income per share is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Net income attributable to common stockholders	$46,888	$34,584	$14,876
Add:
Income allocated to minority interest—Preferred Operating Partnership and Operating Partnership	3,056	2,508	985

Net income for diluted computations	$49,944	$37,092	$15,861

Weighted average common shares oustanding:
Average number of common shares outstanding—basic	76,557,550	64,688,741	54,998,935
Operating Partnership units	4,264,968	4,050,588	3,799,442
Preferred Operating Partnership units	989,980	989,980	—
Dilutive stock options, restricted stock and CCS/CCU conversions	101,286	774,359	493,372

Average number of common shares outstanding—diluted	81,913,784	70,503,668	59,291,749
Net income per common share
Basic	$0.61	$0.53	$0.27
Diluted	$0.61	$0.53	$0.27

Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Statement of Position No. 157-2, "Effective Date of FASB Statement No. 157" (the "FSP"). The FSP amends FAS 157 to delay the effective date for FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within that scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In December 2007, the FASB issued revised Statement No. 141, "Business Combinations" ("FAS 141(R)"). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed. Generally, assets acquired and liabilities assumed in a transaction will be recorded at the acquisition-date fair value with limited exceptions. FAS 141(R) will also change the accounting treatment and disclosure for certain specific items in a business combination. Transaction costs associated with the acquisition will be expensed upon close of the acquisition. FAS 141(R) applies proactively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. FAS141(R) will be applied to all acquisitions with closing dates after December 31, 2008.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("FAS 160"). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. As of December 31, 2008 and 2007, minority interests in the accompanying consolidated balance sheets were $61,299 and $64,982, respectively. These amounts will be recharacterized as non-controlling interests as a component of equity when FAS 160 is adopted. FAS 160 is effective for fiscal years beginning on or after December 15, 2008.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the extent of the footnote disclosures required by FAS 161 and the impact, if any, that it will have on its financial statements.

        In December 2007, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 110, which was effective January 1, 2008, and amends and replaces SAB No. 107, "Share-Based Payment." SAB No. 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment." Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB No. 110 did not have a significant effect on the Company's financial statements.

        In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). Under FSP APB 14-1, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The effect of the adoption FSP APB 14-1 on the Company's exchangeable senior notes is that the equity component will be included in the paid-in-capital section of stockholders' equity on the consolidated balance sheet and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component. The original issue discount will be amortized over the period of the debt as additional interest expense. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The Company expects an annual increase of approximately $4,500 of non-cash interest expense as a result of the adoption of FSP APB 14-1 based on the exchangeable senior notes outstanding at December 31, 2008.

        In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prohibited. The impact of FSP SFAS No. 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and does not believe that it will have a material affect on its financial statements.

Reclassifications

        Certain amounts in the 2007 and 2006 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

3. REAL ESTATE ASSETS

        The components of real estate assets are summarized as follows:

	December 31, 2008	December 31, 2007
Land—operating	$461,883	$411,946
Land—development	64,392	52,678
Buildings and improvements	1,555,598	1,420,235
Intangible assets—tenant relationships	33,234	32,173
Intangible lease rights	6,150	6,150

	2,121,257	1,923,182
Less: accumulated depreciation and amortization	(182,335)	(131,805)

Net operating real estate assets	1,938,922	1,791,377
Real estate under development	58,734	49,945

Net real estate assets	$1,997,656	$1,841,322

        The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant utilizes the facility (18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $4,760 and $4,213 for 2008 and 2007, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 9 to 53 years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

4. PROPERTY ACQUISITIONS

        The following table shows the Company's acquisition of operating properties for the years ended December 31, 2008 and 2007 and does not include purchases of raw land or improvements made to existing assets:

Property Location(s)	Number of Properties	Date of Acquisition	Total Consideration	Cash Paid	Loan Assumed	Net Liabilities / (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Source of Acquisition	Notes
Colorado	1	11/25/2008	$5,901	$5,836	$—	$65	$—	—	Unrelated third party
Indiana	1	10/31/2008	5,243	4,331	—	50	862	81,050	Unrelated third party
Indiana	4	10/10/2008	18,294	15,014	—	519	2,761	189,356	Unrelated third party
New York	2	10/2/2008	27,545	27,451	—	94	—	—	Unrelated third party
Maryland	1	9/17/2008	5,035	5,034	—	1	—	—	Unrelated third party
Florida	1	6/19/2008	10,336	10,259	—	77	—	—	Unrelated third party
California	1	5/2/2008	7,500	7,515	—	(15)	—	—	Unrelated third party
Massachusetts(1), California(2), Connecticut(1)	4	12/31/2007	40,674	15,311	24,482	881	—	—	Related Party	(1)
New York	1	12/19/2007	2,926	1,240	1,765	(79)	—	—	Unrelated third party
Texas	1	12/14/2007	6,122	5,964	—	158	—	—	Unrelated third party
Florida	1	11/20/2007	12,115	4,887	7,400	(172)	—	—	Unrelated franchisee
California	1	10/4/2007	10,805	3,675	7,205	(75)	—	—	Unrelated third party
Alabama(1), Colorado(1), Indiana(1), Missouri(3), New Mexico(1)	7	8/31/2007	36,510	13,558	23,340	(388)	—	—	Affiliated joint venture	(2)
Maryland	1	8/31/2007	10,471	10,418	—	53	—	—	Affiliated joint venture	(3)
California	1	8/1/2007	14,686	4,915	—	5	9,766	80,905	Unrelated third party
California	1	6/26/2007	11,216	196	2,822	1	8,197	61,398	Unrelated third party
California(6) & Hawaii(2)	8	6/25/2007	126,623	11,154	—	1,933	113,536	847,677	Unrelated third party
Georgia	3	6/14/2007	13,693	13,594	—	99	—	—	Unrelated franchisee
California	1	6/14/2007	18,703	867	14,062	(60)	3,834	218,693	Unrelated third party
Maryland	1	6/6/2007	14,942	8,128	6,834	(20)	—	—	Unrelated third party
California	1	6/1/2007	4,020	4,036	—	(16)	—	—	Unrelated third party
Florida	1	5/31/2007	8,975	8,882	—	93	—	—	Unrelated third party
California	1	5/24/2007	5,585	5,575	—	10	—	—	Unrelated third party
Maryland	1	4/17/2007	12,670	5,428	7,292	(50)	—	—	Unrelated third party
Florida	1	3/27/2007	6,320	6,257	—	63	—	—	Unrelated franchisee
Maryland	1	1/11/2007	14,334	14,348	—	(14)	—	—	Unrelated franchisee
Tennessee	1	1/5/2007	3,684	3,672	—	12	—	—	Unrelated franchisee
Arizona	1	1/2/2007	4,361	4,527	—	(166)	—	—	Affiliated joint venture	(2)

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES

        Investments in real estate ventures at December 31, 2008 and 2007 consist of the following:

			Investment balance at
	Equity Ownership %	Excess Profit Participation %	December 31, 2008	December 31, 2007
Extra Space West One LLC ("ESW")	5%	40%	$1,492	$1,804
Extra Space West Two LLC ("ESW II")	5%	40%	4,874	5,019
Extra Space Northern Properties Six, LLC ("ESNPS")	10%	35%	1,482	1,642
Extra Space of Santa Monica LLC ("ESSM")	41%	41%	3,225	5,138
Clarendon Storage Associates Limited Partnership ("Clarendon")	50%	50%	3,318	4,189
PRISA Self Storage LLC ("PRISA")	2%	17%	12,460	12,732
PRISA II Self Storage LLC ("PRISA II")	2%	17%	10,431	10,608
PRISA III Self Storage LLC ("PRISA III")	5%	20%	4,118	4,405
VRS Self Storage LLC ("VRS")	45%	9%	47,488	4,515
WCOT Self Storage LLC ("WCOT")	5%	20%	5,229	5,211
Storage Portfolio I, LLC ("SP I")	25%	40%	17,471	18,567
Storage Portfolio Bravo II ("SPB II")	20%	25 - 45%	14,168	14,785
U-Storage de Mexico S.A. and related entities ("U-Storage")	35 - 40%	35 - 40%	9,205	4,891
Other minority owned properties	10 - 50%	10 - 50%	1,830	1,663

			$136,791	$95,169

        In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

        On July 1, 2008, the Company purchased an additional 40.0% interest in VRS Self Storage LLC from Prudential Real Estate Investors for cash of $44,100, resulting in an increase in the Company's total interest in the joint venture from 5.0% to 45.0%.

        On March 1, 2007, the Company acquired a 39.5% interest in U-Storage de Mexico S.A., an existing Mexican corporation ("U-Storage"), which currently manages, develops, owns and operates self storage facilities in Mexico. Kenneth T. Woolley, a former Senior Vice President of the Company and son of Kenneth M. Woolley, the CEO of the Company, also acquired a 0.5% interest in U-Storage.

        On December 31, 2007, the Company acquired from Extra Space Development ("ESD"), a related party owned by certain members of management and a director, its ownership interest in three joint ventures: Extra Space of Elk Grove LLC (70% ownership interest, a consolidated joint venture), Extra Space West Two LLC (5% ownership interest) and Storage Associates Holdco LLC (10% ownership interest.) The excess profit participation is 10 - 50% for each joint venture. In addition to the joint venture interests, three wholly-owned properties were purchased.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Equity in earnings of real estate ventures for the years ended December 31, 2008, 2007, and 2006 consists of the following:

	For the Year Ended December 31,
	2008	2007	2006
Equity in earnings of ESW	$1,333	$1,490	$1,351
Equity in earnings (losses) of ESW II	(57)	—	—
Equity in earnings of ESNPS	236	206	166
Equity in earnings of Clarendon	304	—	—
Equity in earnings of PRISA	702	716	528
Equity in earnings of PRISA II	596	574	448
Equity in earnings of PRISA III	274	316	124
Equity in earnings of VRS	1,363	265	158
Equity in earnings of WCOT	299	308	151
Equity in earnings of SP I	1,211	1,099	949
Equity in earnings of SPB II	614	776	786
Equity in earnings (losses) of U-Storage	(64)	(301)	—
Equity in earnings (losses) of other minority owned properties	121	(149)	32

	$6,932	$5,300	$4,693

        Equity in earnings (losses) of ESW II, SP I and SPB II includes the amortization of the Company's excess purchase price of $25,268 of these equity investments over its original basis. The excess basis is amortized over 40 years.

        Information (unaudited) related to the real estate ventures' debt at December 31, 2008 is set forth below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Fixed	$16,650	4.59%	July 2010
ESW II—Fixed	20,000	5.48%	March 2012
ESNPS—Fixed	34,500	5.27%	June 2015
ESSM—Variable	4,371	3.19%	November 2011
Clarendon—Swapped to fixed	8,500	5.93%	September 2018
PRISA	—	—	Unleveraged
PRISA II	—	—	Unleveraged
PRISA III—Fixed	145,000	4.97%	August 2012
VRS—Fixed	52,100	4.76%	August 2012
WCOT—Fixed	92,140	4.76%	August 2012
SPB II—Fixed	67,400	4.83%	July 2009
SP I—Fixed	115,000	4.62%	April 2011
U-Storage	—	—	Unleveraged
Other	133,099	various	various

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Combined, condensed unaudited financial information of ESW, ESW II, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, SP I and SPB II as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006, follows:

	December 31,
Balance Sheets:	2008	2007
Assets:
Net real estate assets	$2,041,268	$2,076,477
Other	34,775	48,659

	$2,076,043	$2,125,136

Liabilities and members' equity:
Borrowings	$542,790	$542,790
Other liabilities	33,264	41,696
Members' equity	1,499,989	1,540,650

	$2,076,043	$2,125,136

	For the Year Ended December 31,
Statements of Income:	2008	2007	2006
Rents and other income	$295,824	$294,395	$282,212
Expenses	197,926	195,776	210,222

Net income	$97,898	$98,619	$71,990

Variable Interests in Unconsolidated Real Estate Joint Ventures:

        The Company has interests in two unconsolidated joint ventures with unrelated third parties ("Montrose" and "Eastern Avenue") which are VIEs. The Company holds a 10% equity interest in Montrose and Eastern Avenue, but has 50% of the voting rights. Qualification as a VIE was based on the disproportionate voting and ownership percentages. The Company performed a probability-based cash flow analysis for each of these joint ventures to determine which party was the primary beneficiary of these VIEs. These analyses were performed using the Company's best estimates of the future cash flows based on its historical experience with numerous similar assets. As a result of these analyses, the Company determined that it was not the primary beneficiary of either Montrose or Eastern Avenue as the Company does not receive a majority of either joint venture's expected residual returns or bear a majority of the expected losses. Accordingly, these interests are accounted for using the equity method.

        Montrose and Eastern Avenue each own a single pre-stabilized self-storage property. These joint ventures are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company for working capital. The payables to the Company are generally amounts owed for expenses paid on behalf of the joint ventures by the Company as manager. The Company performs management services for both the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

Montrose and Eastern Avenue joint ventures in exchange for a management fee of approximately 6% of the gross rental revenues generated by the properties. The Company's joint venture partners can replace the Company as manager of the properties upon written notice. The Company has not provided financial or other support during the periods presented to Montrose or Eastern Avenue that it was not previously contractually obligated to provide.

        As of December 31, 2008, $0 and $0 for Montrose and Eastern Avenue, respectively were included in Investments in Real Estate on its consolidated balance sheet. No liability was recorded associated with the Company's guarantee of the construction loans of Montrose or Eastern Avenue. The Company's maximum exposure to loss for each joint venture as of December 31, 2008 is the total of the guaranteed loan balance and the Company's investment balances in each joint venture. The following table compares the liability balances and the maximum exposure to loss related to Montrose and Eastern Avenue as of December 31, 2008:

	Liability Balance	Investment balance	Balance of Guranteed loan	Payables to Company	Maximum exposure to loss	Difference	Tickmark
Eastern Avenue	$—	$—	$5,556	$2,800	$8,356	$(8,356)	(1)
Montrose	—	—	7,295	1,300	8,595	(8,595)	(1)

	$—	$—	$12,851	$4,100	$16,951	$(16,951)

(1)
The maximum exposure to loss above represents the full amount of the loan guaranteed by the Company plus payables to the Company. The Company believes that the risk of having to perform on the guarantee is remote and therefore no liability has been recorded. However, repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company, and the Company believes that the risk of having to perform on the guarantees is remote.

Variable Interests in Consolidated Real Estate Joint Ventures

        The Company has variable interests in three consolidated joint ventures with third parties (the "VIE JVs") which are VIEs. The VIE JVs are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company for working capital. The payables to the Company are generally amounts owed for expenses paid on behalf of the joint ventures by the Company as manager. The Company owns 50% to 72% of the common equity interests in the VIE JVs. The Company performed probability-based cash flow projections for each venture using the Company's best estimates of future revenues and expenses based on historical experience with numerous similar assets. According to these analyses, the joint ventures were determined to be VIEs based on an assessment that the equity financing was inadequate to support operations. The Company was also determined to be the primary beneficiary of each of the VIE JVs, as it receives the majority of the benefits and bears the majority of the expected losses of each as a result of its majority ownership and the management agreements. Therefore, each of the VIE JVs are consolidated with the assets and liabilities of each joint venture

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

included in the Company's consolidated financial statements, with intercompany balances and transactions eliminated.

        The Company performs development services for Washington Ave. and ESS of Plantation LLC in exchange for a development fee of 2% and 1% of budgeted costs, respectively. The Company performs management services for Franklin Blvd. in exchange for a management fee of approximately 6% of the gross rental revenues generated.

        The table below illustrates the financing of each of the VIE JVs as well as the carrying amounts of the related assets and liabilities as of December 31, 2008:

Joint Venture	Equity Ownership %	Excess Profit Participation %	Total Assets	Notes Payable	Payables to Company (eliminated)	Payables and Other Liabilities	Company's Equity (eliminated)	JV Partners' Equity (minority interest)
Franklin Blvd.	50%	50%	$7,235	$5,358	$1,695	$62	$60	$60
Washington Ave.	50%	50%	8,343	—	6,016	793	767	767
ESS of Plantation LLC	72%	40%	4,349	—	84	—	3,090	1,175

			$19,927	$5,358	$7,795	$855	$3,917	$2,002

        Except as disclosed above, the Company has not provided financial or other support during the periods presented to these VIEs that it was not previously contractually obligated to provide. The Company has guaranteed the notes payable for these VIEs. If the joint ventures default on the loans, the Company may be forced to repay its portion of the balance owed. However, repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company, and the Company believes that the risk of having to perform on the guarantees is remote.

6. INVESTMENTS AVAILABLE FOR SALE

        The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires securities classified as "available for sale" to be stated at fair value. Adjustments to the fair value of available for sale securities are recorded as a component of other comprehensive income. A decline in the market value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company's investments available for sale have generally consisted of non mortgage-backed auction rate securities ("ARS"). ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par.

        At December 31, 2007, the Company had $24,460 invested in non mortgage-backed ARS. Uncertainties in the credit markets had prevented the Company and other investors from liquidating the holdings of auction rate securities in auctions for these securities because the amount of securities

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

6. INVESTMENTS AVAILABLE FOR SALE (Continued)

submitted for sale exceeded the amount of purchase orders. As a result, during the year ended December 31, 2007, the Company recorded an other-than-temporary impairment charge of $1,233 and a temporary impairment charge of $1,415, which reduced the carrying value of the Company's investments in ARS to an estimated fair value of $21,812 as of December 31, 2007. On February 29, 2008, the Company liquidated its holdings of ARS for $21,812 in cash. As a result of this settlement, the Company recognized $1,415 of the amount that was previously classified as a temporary impairment as a loss on sale of investments available for sale through earnings. The Company has not had investments in ARS since March 1, 2008.

7. OTHER ASSETS

        The components of other assets are summarized as follows:

	December 31, 2008	December 31, 2007
Equipment and fixtures	$10,671	$11,899
Less: accumulated depreciation	(7,309)	(8,364)
Other intangible assets	3,296	223
Deferred financing costs, net	12,330	15,534
Prepaid expenses and deposits	5,828	5,162
Accounts receivable, net	11,120	8,516
Fair value of interest rate swap	647	—
Investments in Trusts	3,590	3,590
Deferred tax asset	2,403	—

	$42,576	$36,560

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

8. NOTES PAYABLE

        The components of notes payable are summarized as follows:

	December 31, 2008	December 31, 2007
Fixed Rate
Mortgage and construction loans with banks bearing interest at fixed rates between 4.65% and 7.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between April 2009 and February 2017.	$818,166	$825,326
Variable Rate
Mortgage and construction loans with banks bearing floating interest rates (including loans subject to interest rate swaps) based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 0.65% (1.09% and 5.25% at December 31, 2008 and 2007, respectively) and LIBOR plus 2.75% (3.19% and 7.35% at December 31, 2008 and 2007, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between June 2009 and November 2011.	125,432	124,855

	$943,598	$950,181

        The following table summarizes the scheduled maturities of notes payable at December 31, 2008:

2009	$220,406
2010	156,406
2011	84,176
2012	11,280
2013	23,087
Thereafter	448,243

$943,598

        Certain real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at December 31, 2008.

        In October 2004, the Company entered into a reverse interest rate swap agreement ("Swap Agreement") to float $61,770 of 4.30% fixed interest rate secured notes due in June 2009. Under this Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.65%. The Swap Agreement matures at the same time the notes are due. This Swap Agreement is a fair value hedge, as defined by SFAS No. 133, and the fair value of

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

8. NOTES PAYABLE (Continued)

the Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable. Monthly variable interest payments are recognized as an increase or decrease in interest expense.

        The estimated fair value of the Swap Agreement at December 31, 2008 was reflected as an other asset of $647. The estimated fair value of the Swap Agreement at December 31, 2007 was reflected as an other liability of $125. The fair value of the Swap agreement is determined through observable prices in active markets for identical agreements. For the year ended December 31, 2008, the Company recorded a reduction to interest expense of $223 relating to the Swap Agreement. For the years ended December 31, 2007 and 2006 interest expense was increased by $1,032 and $802, respectively, as a result of the Swap Agreement.

        On August 31, 2007, as part of the acquisition of our partner's joint venture interest in seven properties, the Company assumed an interest rate cap agreement related to the assumption of the loan on these properties. The Company has designated the interest rate cap agreement as a cash flow hedge of the interest payments resulting from an increase in the interest rate above the rates designated in the interest rate cap agreement. The interest rate cap agreement will allow increases in interest payments based on an increase in the LIBOR rate above the capped rates (5.19% from 1/1/07 to 12/31/07 and 5.48% from 1/1/08 to 12/31/08) on $23,340 of floating rate debt to be offset by the value of the interest rate cap agreement. The estimated fair value of the interest rate cap at the assumption date was not material and no asset or liability was recorded. The fair value of the interest rate cap is determined through observable prices in active markets for identical agreements. The interest rate cap expired on December 31, 2008.

        On June 30, 2008, the Company entered into a loan agreement in the amount of $64,530 secured by certain properties. As of December 31, 2008, $940 was drawn on the loan balance. As part of the loan agreement, the Company agreed to draw down at least 50% of the loan amount by February 1, 2009 with the remainder to be drawn by March 31, 2009. The loan bears interest at LIBOR plus 2%, and matures on June 30, 2011. On February 1, 2009, the Company drew $40,000 of the $63,590 available and expects to draw the remaining balance on March 31, 2009.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

9. NOTES PAYABLE TO TRUSTS (Continued)

        During May 2005, ESS Statutory Trust II (the "Trust II"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company, issued an aggregate of $41,000 of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1,269. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42,269 were loaned in the form of a note to the Operating Partnership ("Note 2"). Note 2 has a fixed rate of 6.67% through June 30, 2010, and then will be payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

        During April 2005, ESS Statutory Trust I (the "Trust"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083 were loaned in the form of a note to the Operating Partnership (the "Note"). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

        Under FIN 46R, Trust, Trust II and Trust III are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have adequate decision making ability over the trusts' activities because of their lack of voting or similar rights. Because the Operating Partnership's investment in the trusts' common securities was financed directly by the trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk. The Operating Partnership's investment in the trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the trusts. Since the Company is not the primary beneficiary of the trusts, they have not been consolidated. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II, and Trust III by the Company. The Company has also recorded its investment in the trusts' common securities as other assets.

        The Company has not provided financing or other support during the periods presented to the trusts that it was not previously contractually obligated to provide. The Company's maximum exposure to loss as a result of its involvement with the trusts is equal to the total amount of the notes discussed above less the amounts of the Company's investments in the trusts' common securities. The net amount is the notes payable that the trusts owe to third parties for their investments in the trusts' preferred securities. Following is a tabular comparison of the carrying amounts of the liabilities the Company has

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

9. NOTES PAYABLE TO TRUSTS (Continued)

recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of December 31, 2008:

	Notes payable to Trusts as of December 31, 2008	Maximum exposure to loss	Difference
Trust	$36,083	$35,000	$1,083
Trust II	42,269	41,000	1,269
Trust III	41,238	40,000	1,238

	$119,590	$116,000	$3,590

        As noted above, these differences represent the amounts that the Trusts would repay the Company for its investment in the trusts' common securities.

10. EXCHANGEABLE SENIOR NOTES

        On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the "Notes"). Costs incurred to issue the Notes were approximately $5,700. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term of the Notes, and are included in other assets, net in the consolidated balance sheet as of December 31, 2008. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 42.6491 shares per $1,000 principal amount of Notes at the option of the Operating Partnership.

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

        The Company has considered whether the exchange settlement feature represents an embedded derivative within the debt instrument under the guidance of FAS 133: "Accounting for Derivative Instruments and Hedging Activities," EITF 90-19: "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion," and EITF 01-6: "The Meaning of "Indexed to a Company's Own Stock" that would

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

10. EXCHANGEABLE SENIOR NOTES (Continued)

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

        During October 2008, the Company repurchased $40,337 principal amount of the Notes on the open market. The Company paid cash of $31,721 to repurchase the Notes. The repurchase resulted in a gain of $7,970 on early extinguishment of debt.

        The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its financial statements in 2009 and expects to have an approximate increase of $4,500 in non-cash interest expense as a result of adoption. The gain on early extinguishment of debt relating to the repurchase of the Notes in October 2008 is also expected to be reduced as a result of the adoption of FSP APB 14-1.

11. LINE OF CREDIT

        On October 19, 2007, the Company entered into a $100,000 revolving line of credit (the "Credit Line") that matures October 31, 2010 with two one-year extensions available. The Company intends to use the proceeds of the Credit Line to repay debt maturing in 2009 and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company. The Credit Line is collateralized by mortgages on certain real estate assets. As of December 31, 2008, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line of which $27,000 was drawn. The Company is subject to certain restrictive covenants relating to the Credit Line. The Company was in compliance with all covenants as of December 31, 2008. No amounts were outstanding on the Credit Line at December 31, 2007. On January 30, 2009, the Company drew an additional $50,000 on the Credit Line.

12. OTHER LIABILITIES

        Other liabilities at December 31, 2008 and 2007 are summarized as follows:

	December 31, 2008	December 31, 2007
Deferred rental income	$12,535	$11,805
Security deposits	316	383
SUSA lease obligation liability	3,029	2,592
Fair value of interest rate swap	—	125
Income taxes payable	2,825	—
Other miscellaneous liabilities	3,562	3,150

	$22,267	$18,055

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

        The Company provides management and development services for certain affiliated real estate joint ventures, franchise, third parties, and other related party properties. Management agreements provide generally for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities. As discussed in Note 4, the Company has previously purchased self-storage properties from related parties and affiliated entities.

        Management fee revenues for related party and affiliated real estate joint ventures are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2008	2007	2006
ESW	Affiliated real estate joint ventures	$432	$436	$413
ESW II	Affiliated real estate joint ventures	310	232	—
ESNPS	Affiliated real estate joint ventures	466	444	422
PRISA	Affiliated real estate joint ventures	5,076	5,132	5,057
PRISA II	Affiliated real estate joint ventures	4,147	4,184	4,081
PRISA III	Affiliated real estate joint ventures	1,774	1,862	1,843
VRS	Affiliated real estate joint ventures	1,175	1,151	1,118
WCOT	Affiliated real estate joint ventures	1,536	1,539	1,464
SP I	Affiliated real estate joint ventures	1,296	1,264	1,221
SPB II	Affiliated real estate joint ventures	1,003	1,026	1,032
Extra Space Development ("ESD")	Related party	—	743	518
Various	Franchisees, third parties and other	3,730	2,585	3,714

		$20,945	$20,598	$20,883

        Receivables from third parties, related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2008	December 31, 2007
Receivables:
Development fees	$1,382	$1,501
Other receivables from properties	9,953	5,885

	$11,335	$7,386

        Development fees receivable consist of amounts due for development services from third parties and unconsolidated affiliated joint ventures. The Company earns development fees of 1% - 6% of budgeted costs on development projects. Other receivables from properties consist of amounts due for management fees and expenses paid on behalf of the properties that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2008 and 2007.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        Centershift, a related party service provider, is partially owned by a certain director and members of management of the Company. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company's property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2008, 2007 and 2006, the Company paid Centershift $989, $965 and $824, respectively, relating to the purchase of software and to license agreements.

        The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. ("SpenAero") an affiliate of Spencer F. Kirk, the Company's President. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2008, 2007 and 2006, the Company paid SpenAero $440, $395 and $314, respectively. The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

        The Company has determined that it had a variable interest in properties in which ESD, a related party, owned or had an ownership interest. The Company did not have an equity investment or interest in these properties. and it was not the primary beneficiary of the variable interests. This variable interest was a result of management and development contracts that were held by the Company. The variable interest was limited to the management and development fees and there was not any additional loss that could be attributed to the Company. The Company determined that it was not the primary beneficiary in these agreements. Accordingly, these properties were not consolidated between August 16, 2004 and December 31, 2007. On December 31, 2007, the Company acquired ESD and its related assets for $46,674. The following assets were purchased as part of this transaction:

  •
  Three wholly-owned properties;

  •
  70% ownership interest in Extra Space of Elk Grove LLC, a consolidated joint venture that owns one property;

  •
  5% ownership interest in Extra Space West Two LLC, an unconsolidated joint venture that owns five properties; and

  •
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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

14. MINORITY INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS (Continued)

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

        On June 25, 2007, the Company loaned the holder of the Preferred OP units $100,000. The note receivable bears interest at 4.85%, and is due September 1, 2017. The loan is secured by the borrower's Preferred OP units. The holder of the Preferred OP units can convert up to 114,500 Preferred OP units prior to the maturity date of the loan. If any redemption in excess of 114,500 Preferred OP units occurs prior to the maturity date, the holder of the Preferred OP units is required to repay the loan as of the date of that Preferred OP unit redemption. Preferred OP units are shown on the balance sheet net of the $100,000 loan under the guidance in EITF No. 85-1, "Classifying Notes Receivable for Capital," because the borrower under the loan receivable is also the holder of the Preferred OP units.

        The Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") which provides for the designation and issuance of the Preferred OP units. The Preferred OP units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

        Under the Partnership Agreement, Preferred OP units in the amount of $115,000 bear a fixed priority return of 5% and have a fixed liquidation value of $115,000. The remaining balance will participate in distributions with and have a liquidation value equal to that of the common Operating Partnership units. The Preferred OP units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company's option, in cash or shares of its common stock.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

14. MINORITY INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS (Continued)

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

        On September 18, 2008, the Operating Partnership entered into a First Amendment to the Second Amended and Restated Agreement of Limited Partnership to clarify tax-related provisions relating to the Preferred OP units.

15. MINORITY INTEREST IN OPERATING PARTNERSHIP

        The Company's interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company through ESS Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.23% majority ownership interest therein as of December 31, 2008. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.77% are held by certain former owners of assets acquired by the Operating Partnership, which include a director and officers of the Company. As of December 31, 2008, the Operating Partnership had 4,264,968 and 55,957 OP units and CCUs outstanding, respectively.

        The minority interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or Contingent Conversion units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company's common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2008, was $9.99 and there were 4,264,968 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP units on December 31, 2008 and the Company elected to pay the non-controlling members cash, the Company would have paid $42,607 in cash consideration to redeem the units.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

15. MINORITY INTEREST IN OPERATING PARTNERSHIP (Continued)

        During October 2008, the Company issued 270,406 OP units valued at $3,623 in conjunction with the acquisition of four properties in Indianapolis, Indiana.

        In October 2008, 129,499 OP units were redeemed in exchange for the Company's common stock.

        During June 2007, the Company issued 218,693 OP units valued at $3,834 in conjunction with the acquisition of a property in San Francisco, California. 47,334 OP units were redeemed in exchange for cash throughout 2007.

        Unlike the OP units, CCUs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, all or a portion of the CCUs will be automatically converted into OP units. Initially, each CCU will be convertible on a one-for-one basis into OP units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company calculated the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs were converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that have been converted to OP units was equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600. If any CCU remained unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCUs would be cancelled.

        While any CCUs remain outstanding, a majority of the Company's independent directors must review and approve the net operating income calculation for each measurement period and also must approve the sale of any of the 14 wholly-owned properties.

        As of December 31, 2008, 144,089 CCUs had converted to OP units. Based on the performance of the properties as of December 31, 2008, no additional CCUs became eligible for conversion during the fourth quarter of 2008. The remaining 55,957 CCUs were cancelled as of February 4, 2009.

16. STOCKHOLDERS' AND MEMBERS' EQUITY

Stockholders' Equity

        The Company's charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2008, 85,790,331 shares of common stock were issued and outstanding, 1,143,747 CCSs were issued and outstanding and no shares of preferred stock were issued or outstanding.

        On May 19, 2008, the Company closed a public common stock offering of 14,950,000 shares at an offering price of $16.35 per share, for aggregate gross proceeds of $244,433. Transaction costs were $11,715 for net proceeds of $232,718.

        On October 3, 2008, the Company issued 3,000,000 shares of its common stock at an offering price of $14.71 per share in a registered direct placement to certain clients of RREEF America L.L.C. The

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

16. STOCKHOLDERS' AND MEMBERS' EQUITY (Continued)

Company received aggregate gross proceeds of $44,130. Transaction costs were $247 for net proceeds of $43,883.

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

        Unlike the Company's shares of common stock, CCSs do not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, all or a portion of the CCSs will be automatically converted into shares of the Company's common stock. Initially, each CCS will be convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company calculated the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs were converted so that the total percentage (not to exceed 100%) of CCSs issued in connection with the formation transactions that have been converted to common stock was equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600. If any CCS remained unconverted through the calculation made in respect of the 12-month period ending December 31, 2008, such outstanding CCSs would be cancelled and restored to the status of authorized but unissued shares of common stock.

        While any CCSs remain outstanding, a majority of the Company's independent directors must review and approve the net operating income calculation for each measurement period and also must approve the sale of any of the 14 wholly-owned properties.

        As of December 31, 2008, 2,801,053 CCSs had converted to common stock. Based on the performance of the properties as of December 31, 2008, no additional CCSs became eligible for conversion during the fourth quarter of 2008. The remaining 1,087,790 CCSs were cancelled and restored to the status of authorized but unissued shares of common stock as of February 4, 2009.

17. STOCK-BASED COMPENSATION

        The Company has the following two plans under which shares were available for grant at December 31, 2008: 1) the 2004 Long-Term Incentive Compensation Plan as amended and restated, effective March 25, 2008, and 2) the 2004 Non-Employee Directors' Share Plan (together, the "Plans"). Option grants are issued with an exercise price equal to the closing price of stock on the date of grant. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, options shall vest ratably over a four-year period beginning on the date of grant. Each option will be exercisable once it has vested. Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company's charter. Options expire after 10 years from the date of grant.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

17. STOCK-BASED COMPENSATION (Continued)

        Also as defined under the terms of the Plans, restricted stock grants may be awarded. The stock grants are subject to a performance or vesting period over which the restrictions are released and the stock certificates are given to the grantee. During the performance or vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plans, however, the grantee has the ability to vote the shares and receive nonforfeitable dividends paid on shares. The forfeiture and transfer restrictions on the shares lapse typically over a four-year period beginning on the date of grant. As of December 31, 2008, 4,701,745 shares were available for issuance under the Plans.

Option Grants to Employees

        A summary of stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2008
Outstanding at December 31, 2005	3,046,523	$13.89
Granted	161,914	15.48
Exercised	(259,700)	13.11
Forfeited	(384,174)	14.92

Outstanding at December 31, 2006	2,564,563	$13.92
Granted	418,000	18.51
Exercised	(126,801)	13.68
Forfeited	(204,044)	14.71

Outstanding at December 31, 2007	2,651,718	$14.54
Granted	380,000	15.57
Exercised	(146,795)	13.09
Forfeited	(43,000)	14.26

Outstanding at December 31, 2008	2,841,923	$14.76	6.81	$—

Vested and Expected to Vest	2,629,669	$14.63	6.67	$—
Ending Exercisable	1,853,930	$13.92	6.11	$—

        The aggregate intrinsic value in the table above represents the total value (the difference between the Company's closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

17. STOCK-BASED COMPENSATION (Continued)

        The weighted average fair value of stock options granted in 2008, 2007 and 2006 was $1.83, $2.34 and $1.78, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2008	2007	2006
Expected volatility	26%	25%	24%
Dividend yield	6.5%	6.4%	5.5%
Risk-free interest rate	2.7%	3.5%	4.7%
Average expected term (years)	5	5	5

        The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 19.72% of unvested options outstanding as of December 31, 2008, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

        A summary of stock options outstanding and exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
12.50 - 14.00	1,114,597	5.67	$12.58	1,082,597	$12.56
14.01 - 15.50	584,325	7.89	14.80	198,075	14.83
15.51 - 17.00	845,001	7.08	15.90	498,758	15.66
17.01 - 18.50	—	—	—	—	—
18.51 - 20.00	298,000	8.18	19.61	74,500	19.61

	2,841,923	6.81	$14.76	1,853,930	$13.92

        The Company recorded compensation expense relating to outstanding options of $970, $865 and $798 for the years ended December 31, 2008, 2007 and 2006, respectively. Total cash received for the years ended December 31, 2008, 2007 and 2006 related to option exercises was $2,063, $1,735 and $934, respectively. At December 31, 2008, there was $725 of total unrecognized compensation expense related to non-vested stock options under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.11 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2008, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

17. STOCK-BASED COMPENSATION (Continued)

Common Stock Granted to Employees and Directors

        For the years ended December 31, 2008, 2007 and 2006, the Company granted 361,624, 120,729 and 62,300 shares respectively of common stock to certain employees and directors, without monetary consideration under the Plans. Restricted stock granted typically vests over a four year period and is paid non-forfeitable dividends during the term of the grant. The Company recorded $2,530, $1,260 and $927 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2008, 2007 and 2006, respectively. The forfeiture rate, which is estimated at a weighted-average of 7.0% of unvested awards outstanding as of December 31, 2008, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2008, there was $4,576 of total unrecognized compensation expense related to non-vested restricted stock awards under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.81 years.

        The fair value of common stock awards is determined based on the closing trading price of the Company's common stock on the grant date. The total fair value of the shares released for the years ending December 31, 2008, 2007, and 2006 was $1,688, $982, and $908, respectively. A summary of the Company's employee and director share grant activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2005	173,750	$15.66
Granted	62,300	16.42
Released	(46,250)	15.68
Cancelled	(33,500)	15.71

Unreleased at December 31, 2006	156,300	$15.94
Granted	120,729	18.17
Released	(61,975)	15.90
Cancelled	(3,082)	18.39

Unreleased at December 31, 2007	211,972	$17.23
Granted	361,624	15.69
Released	(122,206)	16.45
Cancelled	(10,186)	17.21

Unreleased at December 31, 2008	441,204	$16.21

18. EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2008, 2007 and 2006, the Company made matching contributions to the plan of $779, $999 and $772, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee's compensation.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

19. GAIN ON SALE OF REAL ESTATE ASSETS

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

20. INCOME TAXES

        As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary ("TRS"). In general, the Company's TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company accounts for income taxes in accordance with the provisions of FAS 109. Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. There were no material deferred tax assets or liabilities as of December 31, 2007, and no material income tax provisions for the years ended December 31, 2007 or 2006.

        The income tax provision for the year ended December 31, 2008 is comprised of the following components:

	December 31, 2008
	Federal	State	Total
Current	$2,663	$259	$2,922
Deferred benefit	(2,190)	(213)	(2,403)

Total tax expense	$473	$46	$519

        A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2008, is as follows:

	December 31, 2008
Expected tax at statutory rate	$16,118	34.0%
Dividend paid deduction benefit	(14,555)	(30.7)%
State and local tax benefit	(587)	(1.2)%
Change in valuation allowance	(690)	(1.5)%
Miscellaneous	233	0.5%

Total provision	$519	1.1%

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

20. INCOME TAXES (Continued)

        The Company had a release of its valuation allowance during 2008 from a prior year net operating loss related to the TRS of approximately $1,277. This reduction was offset by an additional valuation allowance recorded that related to state income tax net operating losses that may not be utilized.

        The major sources of temporary differences stated at their deferred tax effect at December 31, 2008 are as follows:

December 31, 2008
Captive insurance subsidiary	$109
Fixed assets	34
Various liabilities	1,042
Stock compensation	1,218
State net operating losses	587

2,990
Valuation allowance	(587)

Net deferred tax asset	$2,403

        The state income tax net operating losses expire between 2012 and 2027. There were no material deferred tax assets or liabilities as of December 31, 2007, and no material income tax provisions for the years ended December 31, 2007 or 2006.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

21. SEGMENT INFORMATION

        The Company operates in two distinct segments; (1) property management, acquisition and development and (2) rental operations. Financial information for the Company's business segments are set forth below:

	For the Year Ended December 31,
	2008	2007	2006
Statement of Operations
Total revenues
Property management, acquisition and development	$37,556	$32,551	$26,271
Rental operations	235,695	206,315	170,993

	$273,251	$238,866	$197,264

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$48,682	$43,450	$39,055
Rental operations	132,626	111,618	98,557

	$181,308	$155,068	$137,612

Income (loss) before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable notes, loss on investments available for sale, Preferred Operating Partnership units and minority interests

Property management, acquisition and development	$(11,126)	$(10,899)	$(12,784)
Rental operations	103,069	94,697	72,436

	$91,943	$83,798	$59,652

Interest expense
Property management, acquisition and development	$(1,579)	$(1,300)	$(829)
Rental operations	(63,032)	(59,715)	(50,124)

	$(64,611)	$(61,015)	$(50,953)

Interest income
Property management, acquisition and development	$3,399	$7,925	$2,469

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$4,850	$2,492	$—

Equity in earnings of real estate ventures
Rental operations	$6,932	$5,300	$4,693

Gain on repurchase of exchangeable notes payable
Rental operations	$7,970	$—	$—

Loss on investments available for sale
Property management, acquisition and development	$(1,415)	$(1,233)	$—

Fair value adjustment of obligation associated with Preferred Operating Partnership units
Property management, acquisition and development	$—	$1,054	$—

Minority interests—Preferred Operating Partnership, Operating Partnership and other
Property management, acquisition and development	$(2,180)	$(2,227)	$(985)

Net income (loss)
Property management, acquisition and development	$(80)	$(4,188)	$(12,129)
Rental operations	46,969	40,282	27,005

	$46,888	$36,094	$14,876

Depreciation and amortization expense
Property management, acquisition and development	$1,462	$1,253	$858
Rental operations	48,104	38,548	36,314

	$49,566	$39,801	$37,172

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

21. SEGMENT INFORMATION (Continued)

	For the Year Ended December 31,
	2008	2007	2006
Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(127,293)	$(183,690)	$(174,305)
Development and construction of real estate assets
Property management, acquisition and development	$(64,344)	$(45,636)	$(34,782)

	December 31, 2008	December 31, 2007
Balance Sheet
Investment in real estate ventures
Rental operations	$136,791	$95,169
Total assets
Property management, acquisition and development	$479,591	$385,394
Rental operations	1,811,417	1,668,681

	$2,291,008	$2,054,075

22. COMMITMENTS AND CONTINGENCIES

        The Company has operating leases on its corporate offices and owns 13 self-storage facilities that are subject to ground leases. At December 31, 2008, future minimum rental payments under these non-cancelable operating leases are as follows:

Less than 1 year	$5,604
Year 2	5,603
Year 3	4,944
Year 4	4,205
Year 5	4,211
Thereafter	34,880

$59,447

        The monthly rental amount for one of the ground leases is the greater of a minimum amount or a percentage of gross monthly receipts. The Company recorded rent expense of $2,262, $3,115 and $2,641 related to these leases in the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company has guaranteed two construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland, and Chicago, Illinois. These properties are owned by joint ventures in which the Company has between 10% and 50% equity interests. These guarantees were entered into in November 2004 and July 2005, respectively. At December 31, 2008, the total amount of guaranteed mortgage debt relating to these joint ventures was $12,851 (unaudited). These mortgage loans mature December 12, 2009 and, July 28, 2009, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

22. COMMITMENTS AND CONTINGENCIES (Continued)

the Company. The estimated fair market value of the encumbered assets at December 31, 2008 is $17,507 (unaudited). The Company has recorded no liability in relation to this guarantee as of December 31, 2008, as the fair value of the guarantee is not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantee is remote.

        The Company has been involved in routine litigation arising in the ordinary course of business. As of December 31, 2008, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against its properties.

23. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$65,707	$67,336	$69,848	$70,360
Cost of operations	43,727	45,428	45,506	46,647

Revenues less cost of operations	$21,980	$21,908	$24,342	$23,713

Net income	$6,700	$8,901	$12,327	$18,960

Net income attributable to common stockholders	$6,700	$8,901	$12,327	$18,960

Net income—basic	$0.10	$0.12	$0.15	$0.25
Net income—diluted	$0.10	$0.12	$0.15	$0.24

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$53,776	$56,550	$63,826	$64,714
Cost of operations	36,155	36,819	41,112	40,982

Revenues less cost of operations	$17,621	$19,731	$22,714	$23,732

Net income	$6,470	$8,695	$11,338	$9,591

Net income attributable to common stockholders	$6,470	$8,695	$9,828	$9,591

Net income—basic	$0.10	$0.13	$0.15	$0.15
Net income—diluted	$0.10	$0.13	$0.15	$0.15

24. SUBSEQUENT EVENTS

        On February 2, 2009, the Company announced that Kenneth M. Woolley, its Chairman and Chief Executive Officer, would be taking a 3-year leave from the Company's management team beginning April 1, 2009, but will remain on the board of directors. The Company's Board of Directors selected

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(Dollars in thousands, except share data)

24. SUBSEQUENT EVENTS (Continued)

the Company's President, Spencer F. Kirk, to succeed Mr. Woolley as Chairman and Chief Executive Officer.

        On January 23, 2009, the Company purchased one self-storage facility located in Virginia from an unrelated third party for cash of $7,400.

        On February 10, 2009, the Company closed on a $9,100 term loan secured by certain properties of the Company. The term of the loan is for 36 months maturing on February 9, 2012. On February 13, 2009, the Company closed on a $50,000 Revolving Credit Line ("Revolving Credit Line") secured by certain properties of the Company. The term of the Revolving Credit Line is 36 months maturing on February 13, 2012. No amounts have been drawn down on the Revolving Credit Line.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Hoover	AL	$2,550	$1,313	$2,858	$—	$456	$—		$—		$1,313	$3,314	4,627	190	Aug-07
Mesa	AZ	1,439	849	2,547	—	49	—		—		849	2,596	3,445	302	Aug-04
Peoria	AZ	—	652	4,105	—	13	—		—		652	4,118	4,770	264	Apr-06
Peoria	AZ	—	1,060	—	—	—	—		—		1,060	—	1,060	—
Phoenix	AZ	7,400	1,441	7,982	—	223	—		—		1,441	8,205	9,646	778	Jul-05
Phoenix	AZ	—	669	4,135	—	49	—		—		669	4,184	4,853	211	Jan-07
Phoenix	AZ	3,440	552	3,530	—	103	—		—		552	3,633	4,185	249	Jun-06
Alameda	CA	—	2,919	12,984	—	1,041	—		—		2,919	14,025	16,944	597	Jun-07
Antelope	CA	—	1,525	8,345	—	—	(340)	(b)	—		1,185	8,345	9,530	62	Jul-08
Belmont	CA	—	3,500	7,280	—	9	—		—		3,500	7,289	10,789	256	May-07
Berkley	CA	257	1,716	19,602	—	668	—		—		1,716	20,270	21,986	779	Jun-07
Burbank	CA	8,186	3,199	5,082	—	247	419	(a)	672	(a)	3,618	6,001	9,619	1,278	Aug-00
Carson	CA	—	—	—	—	—	—		—		—	—	—	—
Casitas	CA	4,268	1,431	2,976	—	90	180	(a)	374	(a)	1,611	3,440	5,051	768	Mar-00
Castro Valley	CA	—	—	6,346	—	207	—		—		—	6,553	6,553	252	Jun-07
Chatsworth	CA	11,200	3,594	11,166	—	504	—		—		3,594	11,670	15,264	1,059	Jul-05
Claremont	CA	2,624	1,472	2,012	—	154	—		—		1,472	2,166	3,638	251	Jun-04
Colma	CA	—	3,947	22,002	—	950	—		—		3,947	22,952	26,899	918	Jun-07
Compton	CA	5,927	1,426	7,307	—	—	—		—		1,426	7,307	8,733	54	Sep-08
Culver City	CA	—	3,991	9,774	—	—	—		—		3,991	9,774	13,765	251	Dec-07
El Cajon	CA	—	1,100	—	—	—	—		—		1,100	—	1,100	—
El Sobrante	CA	—	1,209	4,018	—	734	—		—		1,209	4,752	5,961	202	Jun-07
Elk Grove	CA	5,240	952	6,936	—	7	—		—		952	6,943	7,895	354	Dec-07
Fontana	CA	—	1,246	3,356	—	107	54	(a)	179	(a)(c)	1,300	3,642	4,942	516	Oct-03
Fontana	CA	3,364	961	3,846	—	82	39	(a)	186	(a)(c)	1,000	4,114	5,114	695	Sep-02
Glendale	CA	4,480	—	6,084	—	105	—		—		—	6,189	6,189	739	Jun-04
Hawthorne	CA	3,840	1,532	3,871	—	96	—		—		1,532	3,967	5,499	489	Jun-04
Hayward	CA	—	3,149	8,006	—	1,155	—		—		3,149	9,161	12,310	357	Jun-07
Hemet	CA	5,300	1,146	6,369	—	141	—		—		1,146	6,510	7,656	591	Jul-05
Inglewood	CA	4,119	1,379	3,343	—	313	150	(a)	377	(a)	1,529	4,033	5,562	926	Aug-00
LA Central Ave	CA	6,279	2,200	8,108	—	—	—		—		2,200	8,108	10,308	60	Sep-08
LA Pico/Union	CA	—	3,075	—	—	—	—		—		3,075	—	3,075	—

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Lancaster	CA	$—	$1,425	$—	$—	$—	$—		$—		$1,425	$—	1,425	—
Lancaster	CA	5,840	1,347	5,827	—	179	—		—		1,347	6,006	7,353	401	Jul-06
Livermore	CA	4,920	1,134	4,615	—	58	—		—		1,134	4,673	5,807	553	Jun-04
Long Beach	CA	6,200	1,403	7,595	—	301	—		—		1,403	7,896	9,299	733	Jul-05
Los Gatos	CA	—	2,550	—	—	—	—		—		2,550	—	2,550	—
Manteca	CA	3,777	848	2,543	—	50	—		—		848	2,593	3,441	342	Jan-04
Marina Del Rey	CA	18,400	4,248	23,549	—	315	—		—		4,248	23,864	28,112	2,112	Jul-05
Modesto	CA	—	909	3,043	—	160	—		—		909	3,203	4,112	138	Jun-07
N Highlands	CA	2,200	696	2,806	—	459	—		—		696	3,265	3,961	338	Jul-05
North Hollywood	CA	—	3,125	9,257	—	50	—		—		3,125	9,307	12,432	621	May-06
Oakland	CA	4,157	—	3,777	—	290	—		494	(a)	—	4,561	4,561	1,022	Apr-00
Oakland	CA	—	3,024	—	—	—	—		—		3,024	—	3,024	—
Oceanside	CA	9,700	3,241	11,361	—	347	—		—		3,241	11,708	14,949	1,084	Jul-05
Pacoima	CA	—	3,050	—	—	—	—		—		3,050	—	3,050	—
Palmdale	CA	—	1,225	5,379	—	2,125	—		—		1,225	7,504	8,729	668	Jan-05
Pico Rivera	CA	4,473	1,150	3,450	—	71	—		—		1,150	3,521	4,671	646	Aug-00
Pleasanton	CA	—	1,208	4,283	—	305	—		—		1,208	4,588	5,796	216	May-07
Richmond	CA	4,696	953	4,635	—	361	—		—		953	4,996	5,949	585	Jun-04
Riverside	CA	2,557	1,075	4,042	—	320	—		—		1,075	4,362	5,437	509	Aug-04
Sacramento	CA	4,200	852	4,720	—	260	—		—		852	4,980	5,832	479	Jul-05
Sacramento	CA	5,358	1,738	5,522	—	—	—		—		1,738	5,522	7,260	112	Dec-07
San Bernardino	CA	3,376	1,213	3,061	—	66	—		—		1,213	3,127	4,340	381	Jun-04
San Bernardino	CA	—	750	5,135	—	12	—		—		750	5,147	5,897	279	Jun-06
San Francisco	CA	13,750	8,457	9,928	—	1,053	—		—		8,457	10,981	19,438	488	Jun-07
San Jose	CA	2,375	5,340	—	—	—	—		—		5,340	—	5,340	—
San Leandro	CA	—	3,343	—	—	—	—		—		3,343	—	3,343	—
San Leandro	CA	—	4,601	9,777	—	962	—		—		4,601	10,739	15,340	415	Aug-07
Santa Clara	CA	—	4,750	—	—	—	—		—		4,750	—	4,750	—
Santa Fe Springs	CA	7,102	3,617	7,022	—	209	—		—		3,617	7,231	10,848	237	Oct-07
Sherman Oaks	CA	17,204	4,051	12,152	—	201	—		—		4,051	12,353	16,404	1,367	Aug-04
Simi Valley	CA	—	5,535	—	—	—	—		—		5,535	—	5,535	—
Stockton	CA	3,170	649	3,272	—	62	—		—		649	3,334	3,983	583	May-02

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Sylmar	CA	$—	$3,058	$4,671	$—	$209	$—		$—		$3,058	$4,880	7,938	84	May-08
Thousand Oaks	CA	—	4,500	—	—	—	—		—		4,500	—	4,500	—
Torrance	CA	6,960	3,710	6,271	—	276	—		—		3,710	6,547	10,257	788	Jun-04
Tracy A	CA	—	946	1,937	—	90	—		10	(c)	946	2,037	2,983	331	Apr-04
Tracy D	CA	—	778	2,638	—	76	133	(a)	481	(a)(c)	911	3,195	4,106	476	Jul-03
Vallejo	CA	—	1,177	2,157	—	504	—		—		1,177	2,661	3,838	110	Jun-07
Venice	CA	6,863	2,803	8,410	—	69	—		—		2,803	8,479	11,282	941	Aug-04
Watsonville	CA	3,400	1,699	3,056	—	125	—		—		1,699	3,181	4,880	300	Jul-05
West Sacramento	CA	—	2,400	—	—	—	—		—		2,400	—	2,400	—
Whittier	CA	2,489	—	2,985	—	27	—		20	(c)	—	3,032	3,032	527	Jun-02
Arvada	CO	—	286	1,521	—	411	—		—		286	1,932	2,218	484	Sep-00
Colorado Springs	CO	3,245	781	3,400	—	92	—		—		781	3,492	4,273	128	Aug-07
Colorado Springs	CO	—	1,525	4,310	—	—	—		—		1,525	4,310	5,835	14	Nov-08
Denver	CO	2,250	368	1,574	—	77	—		—		368	1,651	2,019	166	Jul-05
Denver	CO	—	602	2,052	—	346	143	(a)	512	(a)	745	2,910	3,655	633	Sep-00
Parker	CO	—	800	4,549	—	393	—		—		800	4,942	5,742	284	Sep-06
Thornton	CO	—	212	2,044	—	421	36	(a)	389	(a)	248	2,854	3,102	686	Sep-00
Westminister	CO	—	291	1,586	—	754	8	(a)	48	(a)	299	2,388	2,687	538	Sep-00
Groton	CT	—	1,277	3,992	—	287	—		46	(c)	1,277	4,325	5,602	607	Jan-04
Middletown	CT	—	932	2,810	—	56	—		—		932	2,866	3,798	74	Dec-07
Wethersfield	CT	—	709	4,205	—	102	—		16	(c)	709	4,323	5,032	720	Aug-02
Coral Springs	FL	—	3,638	6,590	—	47	—		—		3,638	6,637	10,275	93	Jun-08
Deland	FL	—	1,318	3,971	—	84	—		—		1,318	4,055	5,373	313	Jan-06
Estero	FL	—	2,198	—	—	—	—		—		2,198	—	2,198	—
Forest Hill	FL	2,301	1,164	2,511	—	207	82	(a)	180	(a)	1,246	2,898	4,144	646	Aug-00
Fort Myers	FL	4,400	1,985	4,983	—	302	—		—		1,985	5,285	7,270	509	Jul-05
Fort Myers	FL	5,082	1,691	4,711	—	122	—		29	(c)	1,691	4,862	6,553	575	Aug-04
Fountainbleau	FL	4,189	1,325	4,395	—	223	114	(a)	388	(a)	1,439	5,006	6,445	1,132	Aug-00
Ft Lauderdale	FL	4,457	1,587	4,205	—	178	—		32	(c)	1,587	4,415	6,002	518	Aug-04
Greenacres	FL	—	1,463	3,244	—	23	—		14	(c)	1,463	3,281	4,744	338	Mar-05
Hialeah	FL	—	2,800	7,588	—	—	—		—		2,800	7,588	10,388	57	Aug-08
Hialeah	FL	—	1,750	—	—	—	—		—		1,750	—	1,750	—
Hollywood	FL	7,346	3,214	8,689	—	112	—		—		3,214	8,801	12,015	255	Nov-07

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Hunters Creek	FL	$8,200	$2,233	$9,223	$—	$65	$—		$21	(c)	$2,233	$9,309	11,542	937	Mar-05
Kendall	FL	7,673	5,315	4,305	—	145	544	(a)	447	(a)	5,859	4,897	10,756	1,069	Aug-00
Madeira Beach	FL	4,857	1,686	5,163	—	72	—		29	(c)	1,686	5,264	6,950	612	Aug-04
Margate	FL	2,662	430	3,139	—	236	39	(a)	287	(a)	469	3,662	4,131	796	Aug-00
Metro West	FL	6,400	1,474	6,101	—	36	—		21	(c)	1,474	6,158	7,632	624	Mar-05
Miami	FL	—	1,238	7,597	—	132	—		—		1,238	7,729	8,967	333	May-07
Miami	FL	—	4,798	—	—	—	—		—		4,798	—	4,798	—
Military Trail	FL	2,468	1,312	2,511	—	269	104	(a)	204	(a)	1,416	2,984	4,400	691	Aug-00
N. Lauderdale	FL	2,264	428	3,516	—	423	31	(a)	260	(a)	459	4,199	4,658	951	Aug-00
Naples	FL	5,400	2,570	5,102	—	175	—		—		2,570	5,277	7,847	502	Jul-05
North Miami	FL	5,848	1,256	6,535	—	198	—		—		1,256	6,733	7,989	816	Jun-04
Ocoee	FL	3,750	872	3,642	—	68	—		17	(c)	872	3,727	4,599	389	Mar-05
Orlando	FL	5,290	1,216	5,008	—	99	—		39	(c)	1,216	5,146	6,362	614	Aug-04
Plantation	FL	—	3,850	—	—	—	—		—		3,850	—	3,850	—
Port Charlotte	FL	4,481	1,389	4,632	—	66	—		20	(c)	1,389	4,718	6,107	552	Aug-04
Riverview	FL	3,591	654	2,953	—	69	—		29	(c)	654	3,051	3,705	368	Aug-04
Tamiami	FL	6,100	2,979	5,351	—	214	—		—		2,979	5,565	8,544	527	Jul-05
Tampa	FL	—	1,425	4,766	—	202	—		—		1,425	4,968	6,393	249	Mar-07
Tampa	FL	57	883	3,533	—	89	—		—		883	3,622	4,505	200	Nov-06
Valrico	FL	4,272	1,197	4,411	—	60	—		34	(c)	1,197	4,505	5,702	533	Aug-04
Venice	FL	7,096	1,969	5,903	—	152	—		—		1,969	6,055	8,024	471	Jan-06
Waterford Lakes	FL	4,600	1,166	4,816	—	1,086	—		15	(c)	1,166	5,917	7,083	547	Mar-05
West Palm Bch	FL	2,600	1,449	2,586	—	222	—		—		1,449	2,808	4,257	297	Jul-05
WPB	FL	4,000	1,752	4,909	—	233	—		—		1,752	5,142	6,894	498	Jul-05
Alpharetta	GA	2,852	1,893	3,161	—	95	—		—		1,893	3,256	5,149	208	Aug-06
Cheshire	GA	8,169	3,737	8,333	—	104	—		35	(c)	3,737	8,472	12,209	980	Aug-04
Dacula	GA	3,879	1,993	3,001	—	60	—		—		1,993	3,061	5,054	234	Jan-06
Duluth	GA	54	1,454	4,151	—	67	—		—		1,454	4,218	5,672	170	Jun-07
Meridian	GA	9,600	3,319	8,325	—	158	—		33	(c)	3,319	8,516	11,835	890	Feb-05
Roswell	GA	2,813	1,665	2,028	—	75	—		21	(c)	1,665	2,124	3,789	254	Aug-04
Snellville	GA	5,210	2,691	4,026	—	99	—		23	(c)	2,691	4,148	6,839	488	Aug-04
Stone Mountain	GA	1,998	925	3,505	—	120	—		—		925	3,625	4,550	330	Jul-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Stone Mountain	GA	$4,256	$1,817	$4,382	$—	$94	$—		$24	(c)	$1,817	$4,500	6,317	531	Aug-04
Sugar Hill	GA	—	1,368	2,540	—	86	—		—		1,368	2,626	3,994	108	Jun-07
Sugar Hill	GA	—	1,371	2,547	—	94	—		—		1,371	2,641	4,012	110	Jun-07
Holcomb Bridge	GL	2,445	1,973	1,587	—	53	—		20	(c)	1,973	1,660	3,633	209	Aug-04
Kahului	HI	—	3,984	15,044	—	357	—		—		3,984	15,401	19,385	600	Jun-07
Kapolei	HI	243	—	24,701	—	272	—		—		—	24,973	24,973	972	Jun-07
Chicago	IL	3,200	449	2,471	—	367	—		—		449	2,838	3,287	279	Jul-05
Chicago	IL	2,900	472	2,582	—	457	—		—		472	3,039	3,511	297	Jul-05
Chicago	IL	4,400	621	3,428	—	491	—		—		621	3,919	4,540	383	Jul-05
Chicago	IL	—	1,925	—	—	—	—		—		1,925	—	1,925	—
Crest Hill	IL	—	847	2,946	—	54	121	(a)	472	(a)(c)	968	3,472	4,440	523	Jul-03
Gurnee	IL	124	1,374	8,296	—	10	—		—		1,374	8,306	9,680	259	Oct-07
Naperville	IL	—	2,800	7,355	—	—	—		—		2,800	7,355	10,155	11	Dec-08
North Aurora	IL	—	600	5,833	—	—	—		—		600	5,833	6,433	81	May-08
South Holland	IL	3,033	839	2,879	—	86	26	(a)	108	(a)(c)	865	3,073	3,938	528	Oct-02
Tinley Park	IL	—	1,823	4,794	—	—	—		—		1,823	4,794	6,617	35	Aug-08
Carmel	IN	—	1,169	4,393	—	—	—		—		1,169	4,393	5,562	23	Oct-08
Ft Wayne	IN	—	1,899	3,292	—	—	—		—		1,899	3,292	5,191	18	Oct-08
Indianapolis	IN	3,013	588	3,457	—	130	—		—		588	3,587	4,175	135	Aug-07
Indianapolis	IN	—	426	2,903	—	—	—		—		426	2,903	3,329	15	Oct-08
Indianapolis	IN	—	850	4,545	—	—	—		—		850	4,545	5,395	24	Oct-08
Indianapolis	IN	—	630	3,349	—	—	—		—		630	3,349	3,979	18	Oct-08
Wichita	KS	2,154	366	1,897	—	226	—		—		366	2,123	2,489	166	Apr-06
Louisville	KY	3,000	586	3,244	—	121	—		—		586	3,365	3,951	328	Jul-05
Louisville	KY	2,771	1,217	4,611	—	107	—		—		1,217	4,718	5,935	434	Jul-05
Louisville	KY	59	892	2,677	—	110	—		—		892	2,787	3,679	222	Dec-05
Metairie	LA	5,419	2,056	4,216	—	77	—		18	(c)	2,056	4,311	6,367	500	Aug-04
New Orleans	LA	7,927	4,058	4,325	—	410	—		24	(c)	4,058	4,759	8,817	554	Aug-04
Ashland	MA	—	474	3,324	—	162	—		27	(c)	474	3,513	3,987	641	Jun-03
Auburn	MA	3,598	918	3,728	—	89	—		—		918	3,817	4,735	838	May-04
Brockton	MA	2,386	647	2,762	—	74	—		—		647	2,836	3,483	537	May-04
Cambridge	MA	—	—	—	—	89	—		14	(c)	—	103	103	45	Feb-04

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Dedham	MA	$—	$2,127	$3,041	$—	$404	$—		$28	(c)	$2,127	$3,473	5,600	702	Mar-02
Dedham II	MA	—	2,443	7,328	—	487	—		16	(c)	2,443	7,831	10,274	1,053	Feb-04
Everett	MA	3,750	692	2,129	—	486	—		—		692	2,615	3,307	245	Jul-05
Foxboro	MA	3,598	759	4,158	—	365	—		—		759	4,523	5,282	1,255	May-04
Hudson	MA	2,738	806	3,122	—	188	—		—		806	3,310	4,116	829	May-04
Jamaica Plain	MA	—	3,285	11,275	—	22	—		—		3,285	11,297	14,582	290	Dec-07
Kingston	MA	—	555	2,491	—	52	—		32	(c)	555	2,575	3,130	492	Oct-02
Lynn	MA	2,426	1,703	3,237	—	151	—		—		1,703	3,388	5,091	710	Jun-01
Marshfield	MA	4,776	1,039	4,155	—	153	—		—		1,039	4,308	5,347	523	Mar-04
Milton	MA	—	2,838	3,979	—	3,360	—		20	(c)	2,838	7,359	10,197	856	Nov-02
North Bergen	MA	—	2,100	6,606	—	81	—		74	(c)	2,100	6,761	8,861	1,074	Jul-03
Northboro	MA	2,551	280	2,715	—	440	—		—		280	3,155	3,435	704	Feb-01
Norwood	MA	—	2,160	2,336	—	1,339	61	(a)	95	(a)	2,221	3,770	5,991	672	Aug-99
Oxford	MA	1,526	482	1,762	—	165	46	(a)	168	(a)	528	2,095	2,623	501	Oct-99
Plainville	MA	5,400	2,223	4,430	—	269	—		—		2,223	4,699	6,922	504	Jul-05
Quincy	MA	—	1,359	4,078	—	171	—		18	(c)	1,359	4,267	5,626	609	Feb-04
Raynham	MA	3,560	588	2,270	—	217	82	(a)	323	(a)	670	2,810	3,480	540	May-00
Saugus	MA	—	1,725	5,514	—	273	—		104	(c)	1,725	5,891	7,616	1,001	Jun-03
Somerville	MA	114	1,728	6,570	—	214	3	(a)	13	(a)	1,731	6,797	8,528	1,241	Jun-01
Stoneham	MA	5,400	944	5,241	—	83	—		—		944	5,324	6,268	486	Jul-05
Stoughton	MA	3,012	1,754	2,769	—	150	—		—		1,754	2,919	4,673	638	May-04
Waltham	MA	—	3,770	11,310	—	303	—		17	(c)	3,770	11,630	15,400	1,503	Feb-04
Weymouth	MA	4,539	2,806	3,129	—	89	—		—		2,806	3,218	6,024	745	Sep-00
Woburn	MA	—	—	—	—	144	—		17	(c)	—	161	161	60	Feb-04
Worcester	MA	1,744	896	4,377	—	2,235	—		—		896	6,612	7,508	1,150	May-04
Worcester/Ararat	MA	52	1,350	4,433	—	40	—		—		1,350	4,473	5,823	242	Dec-06
Anapolis	MD	—	1,375	8,896	—	234	—		—		1,375	9,130	10,505	324	Aug-07
Anapolis	MD	7,151	5,248	7,247	—	100	—		—		5,248	7,347	12,595	329	Apr-07
Arnold	MD	9,500	2,558	9,446	—	168	—		—		2,558	9,614	12,172	866	Jul-05
Baltimore	MD	—	800	5,955	—	—	—		—		800	5,955	6,755	31	Nov-08
Bethesda	MD	12,800	—	18,331	—	204	—		—		—	18,535	18,535	1,649	Jul-05
Columbia	MD	8,400	1,736	9,632	—	117	—		—		1,736	9,749	11,485	878	Jul-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Edgewood	MD	$—	$1,000	$—	$—	$—	$—		$—		$1,000	$—	1,000	—
Ft Washington	MD	11,280	4,920	9,174	—	82	—		—		4,920	9,256	14,176	467	Jan-07
Lanham	MD	—	3,346	10,079	—	651	(728)	(b)	12	(c)	2,618	10,742	13,360	1,406	Feb-04
Laurel Heights	MD	—	3,000	5,930	—	7	—		—		3,000	5,937	8,937	160	Dec-07
Park Lawn	MD	12,680	4,596	11,328	—	144	—		—		4,596	11,472	16,068	678	Sep-06
Pasadena	MD	—	1,869	3,056	—	15	—		—		1,869	3,071	4,940	23	Sep-08
Pasadena	MD	—	3,500	—	—	—	—				3,500	—	3,500	—
Towson	MD	4,100	861	4,742	—	99	—		—		861	4,841	5,702	448	Jul-05
Grandville	MI	1,700	726	1,298	—	230	—		—		726	1,528	2,254	159	Jul-05
Mt Clemens	MI	2,100	798	1,796	—	181	—		—		798	1,977	2,775	194	Jul-05
Florissant	MO	3,533	1,241	4,648	—	214	—		—		1,241	4,862	6,103	197	Aug-07
Forest Park	MO	1,125	156	1,313	—	229	17	(a)	151	(a)	173	1,693	1,866	397	Jun-00
Grandview	MO	1,100	612	1,770	—	180	—		—		612	1,950	2,562	209	Jul-05
Halls Ferry	MO	2,222	631	2,159	—	206	59	(a)	205	(a)	690	2,570	3,260	594	Jun-00
St Louis	MO	3,963	1,444	4,162	—	189	—		—		1,444	4,351	5,795	170	Aug-07
St Louis	MO	2,819	676	3,551	—	168	—		—		676	3,719	4,395	150	Aug-07
Merrimack	NH	3,669	754	3,299	—	120	63	(a)	279	(a)	817	3,698	4,515	601	Apr-99
Nashua	NH	—	—	755	—	60	—		—		—	815	815	79	Jul-05
Avenel	NJ	8,080	1,518	8,037	—	118	—		24	(c)	1,518	8,179	9,697	847	Jan-05
Bayville	NJ	5,300	1,193	5,312	—	165	—		41	(c)	1,193	5,518	6,711	619	Dec-04
Bellmawr	NJ	6,600	3,600	4,540	—	4	75	(c)	—		3,675	4,544	8,219	—	Sep-08
Edison	NJ	6,479	2,519	8,547	—	276	—		—		2,519	8,823	11,342	1,670	Dec-01
Egg Harbor	NJ	5,345	1,724	5,001	—	367	—		—		1,724	5,368	7,092	1,052	Dec-01
Ewing	NJ	5,339	1,552	4,720	—	8	11	(c)	—		1,563	4,728	6,291	239	Mar-07
Glen Rock	NJ	3,990	1,109	2,401	—	99	113	(a)	249	(a)(c)	1,222	2,749	3,971	476	Mar-01
Hackensack	NJ	9,500	2,283	11,234	—	512	—		—		2,283	11,746	14,029	1,086	Jul-05
Hazlet	NJ	10,560	1,362	10,262	—	322	—		—		1,362	10,584	11,946	1,947	Dec-01
Hoboken	NJ	8,206	2,687	6,092	—	138	—		3	(c)	2,687	6,233	8,920	1,079	Jul-02
Howell	NJ	2,950	2,440	3,407	—	198	—		—		2,440	3,605	6,045	714	Dec-01
Lawrenceville	NJ	11,946	3,402	10,230	—	245	—		8	(c)	3,402	10,483	13,885	1,357	Feb-04
Linden	NJ	6,700	1,517	8,384	—	111	—		—		1,517	8,495	10,012	766	Jul-05
Lumberton	NJ	4,925	831	4,060	—	84	—		22	(c)	831	4,166	4,997	487	Dec-04

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Lyndhurst	NJ	$6,791	$2,679	$4,644	$—	$164	$250	(a)	$446	(a)(c)	$2,929	$5,254	8,183	898	Mar-01
Metuchen	NJ	—	1,153	4,462	—	141	—		—		1,153	4,603	5,756	840	Dec-01
Morrisville	NJ	—	2,487	7,494	—	1,031	—		11	(c)	2,487	8,536	11,023	1,095	Feb-04
Neptune	NJ	—	4,204	8,906	—	102	—		—		4,204	9,008	13,212	493	Nov-06
North Bergen	NJ	11,000	2,299	12,728	—	146	—		—		2,299	12,874	15,173	1,153	Jul-05
Old Bridge	NJ	5,561	2,758	6,450	—	382	—		—		2,758	6,832	9,590	1,315	Dec-01
Parlin	NJ	6,700	2,517	4,516	—	291	—		—		2,517	4,807	7,324	513	Jul-05
Parlin	NJ	4,146	—	5,273	—	180	—		—		—	5,453	5,453	1,288	May-04
South Brunswick	NJ	1,442	1,700	—	—	—	—		—		1,700	—	1,700	—
Tom's River	NJ	8,300	1,790	9,935	—	206	—		—		1,790	10,141	11,931	959	Jul-05
Union	NJ	—	1,754	6,237	—	129	—		78	(c)	1,754	6,444	8,198	739	Dec-04
Woodbridge	NJ	3,805	505	4,524	—	280	—		—		505	4,804	5,309	956	Dec-01
Albuquerque	NM	4,216	1,298	4,628	—	527	—		—		1,298	5,155	6,453	185	Aug-07
Lamont St.	NV	988	251	717	—	258	27	(a)	87	(a)	278	1,062	1,340	290	Feb-00
Las Vegas	NV	3,900	748	4,131	—	398	—		—		748	4,529	5,277	472	Jul-05
Bohemia	NY	1,723	1,456	1,398	—	315	—		—		1,456	1,713	3,169	44	Dec-07
Brooklyn	NY	—	12,993	10,405	—	—	—		—		12,993	10,405	23,398	56	Oct-08
Centereach	NY	—	2,226	1,657	—	—	—		—		2,226	1,657	3,883	9	Oct-08
Fordham	NY	9,817	3,995	11,870	—	423	—		28	(c)	3,995	12,321	16,316	1,470	Aug-04
Mt Vernon	NY	5,100	1,585	6,025	—	762	—		—		1,585	6,787	8,372	606	Jul-05
Mt Vernon	NY	—	1,926	7,622	—	446	—		33	(c)	1,926	8,101	10,027	1,261	Nov-02
Nanuet	NY	3,792	2,072	4,644	666	169	—		24	(c)	2,738	4,837	7,575	922	Feb-02
New Paltz	NY	5,000	2,059	3,715	—	229	—		—		2,059	3,944	6,003	386	Jul-05
New York	NY	16,400	3,060	16,978	—	449	—		—		3,060	17,427	20,487	1,591	Jul-05
Plainview	NY	—	4,287	3,710	—	399	—		—		4,287	4,109	8,396	936	Dec-00
Columbus	OH	2,900	483	2,654	—	386	—		—		483	3,040	3,523	330	Jul-05
Columbus	OH	1,500	374	2,059	—	82	—		—		374	2,141	2,515	212	Jul-05
Columbus	OH	3,800	601	3,336	—	83	—		—		601	3,419	4,020	322	Jul-05
Kent	OH	1,500	220	1,206	—	109	—		—		220	1,315	1,535	150	Jul-05
Aloha	OR	6,200	1,221	6,262	—	120	—		—		1,221	6,382	7,603	589	Jul-05
King City	OR	—	2,520	—	—	—	—		—		2,520	—	2,520	—
Banksville	PA	1,984	991	1,990	—	338	91	(a)	199	(a)	1,082	2,527	3,609	525	Aug-00
Bensalem	PA	51	1,131	4,525	—	125	—		66	(c)	1,131	4,716	5,847	549	Dec-04

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Bensalem	PA	$—	$750	$3,015	$—	$96	$—		$—		$750	$3,111	3,861	231	Mar-06
Doylestown	PA	3,739	220	3,442	—	203	24	(a)	384	(a)	244	4,029	4,273	668	Nov-99
Kennedy	PA	2,488	736	3,173	—	109	—		—		736	3,282	4,018	750	May-04
Penn Ave	PA	2,894	889	4,117	—	284	—		—		889	4,401	5,290	924	May-04
Philadelphia	PA	9,000	1,470	8,162	—	811	—		—		1,470	8,973	10,443	856	Jul-05
Philadelphia	PA	—	1,965	5,925	—	842	—		7	(c)	1,965	6,774	8,739	871	Feb-04
Johnston	RI	7,100	2,658	4,799	—	222	—		—		2,658	5,021	7,679	484	Jul-05
Charleston	SC	3,791	1,279	4,171	—	38	—		30	(c)	1,279	4,239	5,518	505	Aug-04
Columbia	SC	3,182	838	3,312	—	81	—		38	(c)	838	3,431	4,269	420	Aug-04
Goose Creek	SC	4,184	1,683	4,372	—	43	—		30	(c)	1,683	4,445	6,128	523	Aug-04
Summerville	SC	3,591	450	4,454	—	62	—		26	(c)	450	4,542	4,992	539	Aug-04
Cordova	TN	2,700	852	2,720	—	119	—		—		852	2,839	3,691	283	Jul-05
Cordova	TN	6,900	1,351	7,476	—	138	—		—		1,351	7,614	8,965	712	Jul-05
Cordova	TN	—	894	2,680	—	52	—		—		894	2,732	3,626	137	Jan-07
Memphis	TN	2,100	976	1,725	—	167	—		—		976	1,892	2,868	216	Jul-05
Memphis	TN	3,100	814	2,766	—	90	—		—		814	2,856	3,670	287	Jul-05
Nashville	TN	2,960	390	2,598	—	125	—		—		390	2,723	3,113	202	Apr-06
Allen	TX	71	901	5,553	—	93	—		—		901	5,646	6,547	308	Nov-06
Arlington	TX	2,020	534	2,525	—	181	—		34	(c)	534	2,740	3,274	349	Aug-04
Austin	TX	2,400	1,105	2,313	—	122	—		—		1,105	2,435	3,540	275	Jul-05
Austin	TX	3,944	870	4,455	—	88	—		35	(c)	870	4,578	5,448	554	Aug-04
Culebra	TX	2,068	1,269	1,816	—	123	—		30	(c)	1,269	1,969	3,238	251	Aug-04
Dallas	TX	4,400	1,010	5,547	—	197	—		—		1,010	5,744	6,754	534	Jul-05
Dallas	TX	11,700	1,980	12,501	—	145	—		—		1,980	12,646	14,626	853	May-06
Dallas	TX	2,080	337	2,216	—	253	—		—		337	2,469	2,806	193	Apr-06
Dallas	TX	6,332	4,432	6,181	—	128	—		36	(c)	4,432	6,345	10,777	764	Aug-04
Fort. Worth	TX	3,880	631	5,794	—	79	—		31	(c)	631	5,904	6,535	696	Aug-04
Grand Prairie	TX	2,204	551	2,330	—	65	—		31	(c)	551	2,426	2,977	299	Aug-04
Houston	TX	3,400	749	4,122	—	155	—		—		749	4,277	5,026	420	Jul-05
Houston	TX	4,823	2,596	8,735	—	178	—		—		2,596	8,913	11,509	618	Apr-06
Plano	TX	3,300	1,613	2,871	—	125	—		—		1,613	2,996	4,609	351	Jul-05
Plano	TX	—	1,010	6,203	—	115	—		—		1,010	6,318	7,328	343	Nov-06

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2008
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Plano	TX	$—	$614	$3,775	$—	$134	$—		$—		$614	$3,909	4,523	217	Nov-06
Rowlette	TX	34	1,002	2,601	—	124	—		—		1,002	2,725	3,727	169	Aug-06
San Antonio	TX	—	2,471	3,556	—	109	—		—		2,471	3,665	6,136	99	Dec-07
South Houston	TX	2,635	478	4,069	—	218	—		—		478	4,287	4,765	312	Apr-06
Westchase	TX	1,812	253	1,496	—	45	—		32	(c)	253	1,573	1,826	205	Aug-04
Kearns	UT	2,520	642	2,607	—	179	—		—		642	2,786	3,428	344	Jun-04
West Valley City	UT	2,000	461	1,722	—	54	—		—		461	1,776	2,237	174	Jul-05
Wethersfield	UT	4,000	1,349	4,372	—	131	—		—		1,349	4,503	5,852	416	Jul-05
Alexandria	VA	6,596	1,620	13,103	—	281	—		—		1,620	13,384	15,004	568	Jun-07
Falls Church	VA	6,200	1,259	6,975	—	267	—		—		1,259	7,242	8,501	656	Jul-05
Fred Oaks Rd	VA	5,100	2,067	4,261	—	115	—		—		2,067	4,376	6,443	419	Jul-05
West Broad	VA	5,723	2,305	5,467	—	53	—		8	(c)	2,305	5,528	7,833	631	Aug-04
Lakewood	WA	4,600	1,917	5,256	—	107	—		—		1,917	5,363	7,280	396	Feb-06
Lakewood	WA	4,597	1,389	4,780	—	142	—		—		1,389	4,922	6,311	371	Feb-06
Seattle	WA	7,400	2,727	7,241	—	129	—		—		2,727	7,370	10,097	676	Jul-05
Tacoma	WA	57	1,031	3,103	—	86	—		—		1,031	3,189	4,220	244	Feb-06
Miscellaneous other		647	849	2,202	—	1,610	—		—		849	3,812	4,661	1,757
Construction in progress		—	—	—	—	58,734	—		—		—	58,734	58,734	—
Intangible tenant relationships and lease rights		—	—	28,836	—	10,547	—		—		—	39,383	39,383	31,500

		$943,598	$523,532	$1,507,556	$666	$135,828	$2,077		$10,332		$526,275	$1,653,716	$2,179,991	$182,335

(a)
Adjustments relate to the acquistion of joint venture partners interests

(b)
Adjustment relates to partial disposition of land

(c)
Adjustment relates to asset transfers between land, building and/or equipment

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

        Activity in real estate facilities during the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Operating facilities
Balance at beginning of year	$1,923,182	$1,475,674	$1,260,211
Acquisitions	110,258	400,902	189,725
Improvements	32,487	17,679	12,445
Transfers from construction in progress	55,824	30,926	14,096
Dispositions and other	(494)	(1,999)	(803)

Balance at end of year	$2,121,257	$1,923,182	$1,475,674

Accumulated depreciation:
Balance at beginning of year	$131,805	$93,619	$58,252
Depreciation expense	49,031	38,186	35,367
Dispositions and other	1,499	—	—

Balance at end of year	$182,335	$131,805	$93,619

Construction in progress
Balance at beginning of year	$49,945	$35,336	$10,719
Current developent	64,344	45,764	38,915
Transfers to operating facilities	(55,824)	(30,926)	(14,096)
Dispositions and other	269	(229)	(202)

Balance at end of year	$58,734	$49,945	$35,336

Net real estate assets	$1,997,656	$1,841,322	$1,417,391

        The aggregate cost of real estate for U.S. federal income tax purposes is $2,121,257

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

(i)    Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(ii)    Internal Control over Financial Reporting

(a)    Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our independent registered public accounting firm Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)    Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited Extra Space Storage Inc. (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the period ended December 31, 2008, 2007 and 2006 of Extra Space Storage Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 24, 2009

(c)    Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a- 15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

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

        Information required by this item is incorporated by reference to the information set forth under the captions "Item 1—Election of Directors," "Executive Officers," "Information About the Board of Directors and its Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

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

Item 11.    Executive Compensation

        Information with respect to executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions "Voting—Principal Stockholders," "Security Ownership of Directors and Officers" and "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions "Information about the Board of Directors and its Committees" and "Certain Relationships and Related Transactions" in our Proxy Statement to

be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 14.    Principal Accountant Fees and Services

        Information with respect to principal accountant fees and services is incorporated by reference to the information set forth under the caption "Item 2. Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

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

Exhibit Number	Description
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)
10.2	License between Centershift Inc. and Extra Space Storage LP.(1)
10.3
Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Northborough LLC, Extra Space of Whittier LLC, Extra Space of Stockton LLC, Extra Space of Weymouth LLC, and Extra Space of Lynn LLC, and Bank of America, N.A.(1)
10.4	Loan Agreement, dated as of May 4, 2004, by and between Extra Space Properties Ten LLC and Bank of America, N.A.(1)
10.5
Loan Agreement, dated as of May 4, 2004, by and between Extra Space of Raynham LLC, Extra Space of Doylestown LLC, Extra Space of Glen Rock LLC, Extra Space of Fontana One LLC, and Extra Space of Merrimack LLC, and Bank of America, N.A.(1)
10.6	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)
10.7	Extra Space Storage Performance Bonus Plan.(1)
10.8
Amended and Restated Employment Agreement dated August 28, 2008, by and between Extra Space Storage Inc. and Kenneth M. Woolley (incorporated by reference from Exhibit 10.1 of Form 8-K filed on September 4, 2008).
10.9
Amended and Restated Employment Agreement dated August 28, 2008, by and between Extra Space Storage Inc. and Kent W. Christensen (incorporated by reference from Exhibit 10.2 of Form 8-K filed on September 4, 2008).
10.10
Amended and Restated Employment Agreement dated August 28, 2008, by and between Extra Space Storage Inc. and Charles L. Allen (incorporated by reference from Exhibit 10.4 of Form 8-K filed on September 4, 2008).
10.11	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements (incorporated by reference from Exhibit 10.14 of Form 10-K filed on March 15, 2005).
10.12
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (Incorporated by reference from Exhibit 10.15 of Form 10-K filed on March 15, 2005).
10.13	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (Incorporated by reference from Exhibit 10.16 of Form 10-K filed on March 15, 2005).
10.14	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.15	Extra Space Storage Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).
10.16	Purchase Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).

Exhibit Number	Description
10.17	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.18
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.19
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.20
Purchase and Sale Agreement, dated as of December 8, 2006 between Extra Space Storage LLC (Purchaser) and various limited partnerships affiliated with AAAAA Rent-A-Space (collectively, Sellers) (incorporated by reference from Exhibit 10.27 of Form 10-K filed on February 28, 2007).
10.21
Amended and Restated Employment Agreement dated August 28, 2008, by and between Extra Space Storage Inc. and Karl Haas (incorporated by reference from Exhibit 10.3 of Form 8-K filed on September 4, 2008).
10.22
Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 28, 2007).
10.23
Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 18, 2007).
10.24	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.25	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).
10.26	Form of Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 26, 2007).
10.27
First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A units among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe and Barbara Knuppe, dated September 28, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).
10.28	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.29	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.30
Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007 (incorporated by reference from Exhibit 10.38 of Form 10-K filed on February 29, 2008).

Exhibit Number	Description
10.31	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC (incorporated by reference from Exhibit 10.38 of Form 10-K filed on February 29, 2008).
10.32
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP, dated September 18, 2008 (incorporated by reference from Exhibit 10.5 of Form 10-Q filed on September 30, 2008).
10.33	Form of Revolving Promissory Note between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009.(2)
10.34	Form of Revolving Line of Credit between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009.(2)
14.0	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-K filed on March 15, 2005).
21.1	Subsidiaries of the Company.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)
Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

(2)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009	EXTRA SPACE STORAGE INC.
	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 27, 2009	By:	/s/ KENT W. CHRISTENSEN Kent W. Christensen Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 27, 2009	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Senior Vice President Finance and Accounting (Principal Accounting Officer)
Date: February 27, 2009	By:	/s/ SPENCER F. KIRK Spencer F. Kirk President and Director
Date: February 27, 2009	By:	/s/ JOSEPH D. MARGOLIS Joseph D. Margolis Director
Date: February 27, 2009	By:	/s/ ROGER B. PORTER Roger B. Porter Director
Date: February 27, 2009	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director