Form 10-Q
period 2009-03-31
Extra Space Storage Inc.
filed 2009-05-11
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2009 was 86,382,948.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
		(As revised - see Note 2)
Assets:
Real estate assets:
Net operating real estate assets	$1,955,543	$1,938,922
Real estate under development	77,022	58,734
Net real estate assets	2,032,565	1,997,656

Investments in real estate ventures	135,785	136,791
Cash and cash equivalents	54,478	63,972
Restricted cash	34,877	38,678
Receivables from related parties and affiliated real estate joint ventures	5,035	11,335
Other assets, net	40,996	42,576
Total assets	$2,303,736	$2,291,008

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$945,288	$943,598
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	138,163	209,663
Discount on exchangeable senior notes	(7,982)	(13,031)
Line of credit	100,000	27,000
Accounts payable and accrued expenses	33,343	35,128
Other liabilities	22,297	22,267
Total liabilities	1,350,699	1,344,215

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 86,104,311 and 85,790,331 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	861	858
Paid-in capital	1,131,150	1,130,964
Accumulated other comprehensive deficit	(1,045)	—
Accumulated deficit	(238,880)	(246,328)
Total Extra Space Storage Inc. stockholders’ equity	892,086	885,494
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	28,382	28,529
Noncontrolling interest in Operating Partnership	30,580	31,212
Other noncontrolling interests	1,989	1,558
Total equity	953,037	946,793
Total liabilities, noncontrolling interests and equity	$2,303,736	$2,291,008

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2009	2008
		(As revised - see Note 2)
Revenues:
Property rental	$59,409	$57,024
Management and franchise fees	5,219	5,077
Tenant reinsurance	4,619	3,478
Other income	7	128
Total revenues	69,254	65,707

Expenses:
Property operations	22,867	20,641
Tenant reinsurance	1,261	1,162
Unrecovered development and acquisition costs	82	164
General and administrative	11,246	10,179
Depreciation and amortization	12,523	11,581
Total expenses	47,979	43,727

Income before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable senior notes and loss on sale of investments available for sale	21,275	21,980

Interest expense	(15,795)	(16,354)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(841)	(1,029)
Interest income	532	425
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213
Equity in earnings of real estate ventures	1,895	1,222
Gain on repurchase of exchangeable senior notes	22,483	—
Loss on sale of investments available for sale	—	(1,415)
Net income	30,762	6,042
Net income allocated to Preferred Operating Partnership	(1,551)	(1,256)
Net (income) loss allocated to Operating Partnership and other noncontrolling interests	(237)	885
Net income attributable to common stockholders	$28,974	$5,671

Net income per common share
Basic	$0.34	$0.09
Diluted	$0.34	$0.09

Weighted average number of shares
Basic	85,940,389	66,165,159
Diluted	91,222,295	71,699,461

Cash dividends paid per common share	$0.25	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
						Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Preferred OP	OP	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2008 (As previously reported)	$—	$—	$—	85,790,331	$858	$1,109,185	$—	$(237,580)	$872,463
Adjustments (See Note 2)	28,529	31,212	1,558	—	—	21,779	—	(8,748)	74,330
Balances at December 31, 2008 (As revised)	28,529	31,212	1,558	85,790,331	858	1,130,964	—	(246,328)	946,793

Restricted stock grants issued	—	—	—	315,037	3	—	—	—	3
Restricted stock grants cancelled	—	—	—	(1,057)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	899	—	—	899
Noncontrolling interest consolidated as business acquisition	—	—	680	—	—	—	—	—	680
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(713)	—	—	(713)
Comprehensive income:
Net income (loss)	1,551	486	(249)	—	—	—	—	28,974	30,762
Change in fair value of interest rate swap	(12)	(52)	—	—	—	—	(1,045)	—	(1,109)
Total comprehensive income									29,653
Distributions to Operating Partnership units held by noncontrolling interests	(1,686)	(1,066)	—	—	—	—	—	—	(2,752)
Dividends paid on common stock at $0.25 per share	—	—	—	—	—	—	—	(21,526)	(21,526)
Balances at March 31, 2009	$28,382	$30,580	$1,989	86,104,311	$861	$1,131,150	$(1,045)	$(238,880)	$953,037

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
		(As revised - see Note 2)
Cash flows from operating activities:
Net income	$30,762	$6,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,523	11,581
Amortization of deferred financing costs	883	861
Non-cash interest expense related to amortization of discount on exchangeable senior notes	841	1,029
Compensation expense related to stock-based awards	899	800
Gain on repurchase of exchangeable senior notes	(22,483)	—
Loss on investments available for sale	—	1,415
Distributions from real estate ventures in excess of earnings	1,540	1,224
Changes in operating assets and liabilities:
Receivables from related parties	(3,675)	(2,143)
Other assets	317	(947)
Accounts payable and accrued expenses	(1,481)	3,441
Other liabilities	(1,508)	896
Net cash provided by operating activities	18,618	24,199

Cash flows from investing activities:
Acquisition of real estate assets	(19,612)	(8,327)
Development and construction of real estate assets	(17,521)	(14,588)
Investments in real estate ventures	(114)	(766)
Net proceeds from sale of investments available for sale	—	21,812
Change in restricted cash	3,811	236
Purchase of equipment and fixtures	(207)	(347)
Net cash used in investing activities	(33,643)	(1,980)

Cash flows from financing activities:
Repurchase of exchangeable senior notes	(44,513)	—
Proceeds from notes payable and line of credit	150,586	1,182
Principal payments on notes payable and line of credit	(75,131)	(1,082)
Deferred financing costs	(1,133)	(13)
Net proceeds from exercise of stock options	—	634
Dividends paid on common stock	(21,526)	(16,604)
Distributions to noncontrolling interests in Operating Partnership	(2,752)	(2,703)
Net cash provided by (used in) financing activities	5,531	(18,586)
Net increase (decrease) in cash and cash equivalents	(9,494)	3,633
Cash and cash equivalents, beginning of the period	63,972	17,377
Cash and cash equivalents, end of the period	$54,478	$21,010

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$15,085	$13,017

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Amounts in thousands, except property and share data

1.               ORGANIZATION

Extra Space Storage Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004 to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At March 31, 2009, the Company had direct and indirect equity interests in 628 operating storage facilities located in 33 states and Washington, D.C.  In addition, the Company managed 70 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 698.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain amounts in the 2008 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation.  Such reclassification did not impact previously reported net income or accumulated deficit.

Revisions to Prior Period Numbers

Effective January 1, 2009, the Company adopted certain recently issued accounting standards that required the Company to retroactively adopt the presentation and disclosure requirements and to restate prior period financial statements as noted in “Recently Issued Accounting Standards,” below.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement.  FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Statement of Position

No. 157-2, “Effective Date of FASB Statement No. 157” (“the FSP”).  The FSP amends FAS 157 to delay the effective date for FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted FAS 157 effective January 1, 2008, except as it related to nonfinancial assets and liabilities.  The Company adopted FAS 157 for nonfinancial assets and liabilities effective January 1, 2009.

In December 2007, the FASB issued revised Statement No. 141, “Business Combinations” (“FAS 141(R)”).  FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed.  Generally, assets acquired and liabilities assumed in a transaction are recorded at the acquisition-date fair value with limited exceptions.  FAS 141(R) also changed the accounting treatment and disclosure for certain specific items in a business combination.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  The Company adopted FAS 141(R) for all acquisitions subsequent to January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  As a result of the issuance of FAS 160, the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities” was amended to include redeemable noncontrolling interests within its scope.  If noncontrolling interests are determined to be redeemable, they are to be carried at the higher of a) their carrying value or b) their redemption value as of the balance sheet date and reported as temporary equity.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests, with all other requirements applied prospectively. The Company adopted FAS 160 and related guidance effective January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  FAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company adopted FAS 161 effective January 1, 2009.  Since FAS 161 only requires additional disclosures concerning derivatives and hedging activities, the adoption of FAS 161 did not have any impact on the Company’s net income, cash flows, or financial position.

In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  Under FSP APB 14-1, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the adoption FSP APB 14-1 on the Company’s exchangeable senior notes is that the equity component is included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The original issue discount is amortized over the period of the debt as additional interest expense.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  The Company adopted FSP APB 14-1 effective January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP FAS 142-3 is effective for fiscal years beginning after December 31, 2008.  The Company adopted FSP FAS 142-3 for all acquisitions subsequent to January 1, 2009.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in FASB

Statement of Financial Accounting Standards No. 128, “Earnings per Share.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and has applied this guidance to all periods presented.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. In addition, FSP 107-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Companies will also be required to disclose the method and significant assumptions used to estimate the fair-value of financial instruments and describe any changes in the methods or methodology occurring during the period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted, but does not require disclosures for earlier periods presented for comparative purposes at adoption. The Company believes that the adoption of FSP 107-1 will not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption for periods ending after March 15, 2009 permitted. FSP 115-2 does not require disclosures for earlier periods presented for comparative purposes at adoption. The Company believes that the adoption of FSP 157-4 will not have a material impact on its consolidated financial statements.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Notes payable associated with Swap Agreement	$63,740	$—	$63,740	$—
Other assets (liabilities) - Swap Agreement	(1,109)	—	(1,109)	—
Notes payable associated with Reverse Swap Agreement	61,770	—	61,770	—
Other assets (liabilities) - Reverse Swap Agreement	285	—	285	—
Total	$124,686	$—	$124,686	$—

Following is a reconciliation of the beginning and ending balances for the Company’s investments available for sale, which were the Company’s only material assets or liabilities that were remeasured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008:

Balance as of December 31, 2007	$21,812
Total gains or losses (realized/unrealized)
Included in earnings	(1,415)
Included in other comprehensive income	1,415
Settlements received in cash	(21,812)
Balance as of March 31, 2008	$—

The Company did not have any significant assets or liabilities that are remeasured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets held for use are evaluated for impairment when events or circumstances indicate there may be impairment.  When such an event occurs, the Company compares the carrying value of these long-lived assets to the undiscounted future net operating cash flows attributable to the assets using significant unobservable inputs.  An impairment loss is recorded if the net carrying value of the assets exceeds the undiscounted future net operating cash flows attributable to the asset.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  The Company has determined that no property was impaired and therefore no impairment charges were recorded during the three months ended March 31, 2009 or 2008.

When real estate assets are identified as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs, using significant unobservable inputs.  If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, then a valuation allowance is established.  The operations of assets held for sale or sold during the period are presented as discontinued operations for all periods presented.  The Company did not have any properties classified as held for sale at March 31, 2009 or December 31, 2008.

The Company assesses whether there are any indicators that the value of its investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate there may be an impairment.  An investment is impaired if the Company’s estimate of the fair value of the investment is less than its carrying value using significant unobservable inputs.  To the extent impairment has occurred, and is considered to be other-than-temporary, the loss is measured as the excess of the carrying amount over the fair value of the investment.  No impairment charges were recognized for the three months ended March 31, 2009 or 2008.

There were no impaired properties or investments in unconsolidated real estate ventures or any real estate assets identified as held for sale during the three months ended March 31, 2009. Therefore, the Company did not make any nonrecurring fair value measurements during the period.

In connection with the Company’s acquisition of properties, the assets are valued as tangible and intangible assets and liabilities acquired based on their fair values using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the Company’s historical experience with turnover in its facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates.

3.              NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares (“CCSs”), Contingent Conversion Units (“CCUs”), exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, or reduce earnings per share, are included.

The Company’s Operating Partnership has $138,163 of exchangeable senior notes issued and outstanding as of March 31, 2009 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.48 per share at March 31, 2009, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the first quarter of 2009; therefore holders of the exchangeable senior notes may not elect to convert them during the second quarter of 2009.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FASB Statement No. 128 “Earnings per Share,”

(“FAS 128”) requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at March 31, 2009 or 2008 because there was no excess over the accreted principal for the period.

For the purposes of computing the diluted impact on earnings per share of the potential conversion of Preferred OP units into common shares, where the Company has the option to redeem in cash or shares as discussed in Note 16 and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Preferred OP units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by paragraph 29 of FAS 128.

For the three months ended March 31, 2009 and 2008, options to purchase 2,832,891 and 1,297,851 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding as required by EITF 03-6-1 because such shares earn a non-refundable dividend and carry voting rights.

The computation of net income per common share is as follows:

	For the Three Months Ended March 31,
	2009	2008
Net income attributable to common stockholders	$28,974	$5,671
Add:
Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	2,037	510
Net income for diluted computations	$31,011	$6,181

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	85,940,389	66,165,159
Operating Partnership units	4,264,968	4,072,857
Preferred Operating Partnership units	989,980	989,980
Dilutive stock options, restricted stock and CCS/CCU conversions	26,958	471,465
Average number of common shares outstanding - diluted	91,222,295	71,699,461

Net income per common share
Basic	$0.34	$0.09

Diluted	$0.34	$0.09

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	March 31, 2009	December 31, 2008

Land - operating	$466,369	$461,883
Land - development	71,193	64,392
Buildings and improvements	1,573,306	1,555,598
Intangible assets - tenant relationships	33,355	33,234
Intangible lease rights	6,150	6,150
	2,150,373	2,121,257
Less: accumulated depreciation and amortization	(194,830)	(182,335)
Net operating real estate assets	1,955,543	1,938,922
Real estate under development	77,022	58,734
Net real estate assets	$2,032,565	$1,997,656

5.              PROPERTY ACQUISITIONS

The following table shows the Company’s acquisitions of operating properties for the three months ended March 31, 2009, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid			Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
Virginia	1	1/23/2009	$7,425	$7,438	$(13)	2,076	5,175	122	52	Unrelated franchisee

Under FAS 141(R), the Company treats property acquisitions as businesses and records the assets and the liabilities at their fair values as of the acquisition date.  Acquisition-related transaction costs are expensed as incurred.

6.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	March 31, 2009	December 31, 2008

Extra Space West One LLC (“ESW”)	5%	40%	$1,406	$1,492
Extra Space West Two LLC (“ESW II”)	5%	40%	4,845	4,874
Extra Space Northern Properties Six, LLC (“ESNPS”)	10%	35%	1,465	1,482
Extra Space of Santa Monica LLC (“ESSM”)	41%	41%	3,260	3,225
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,269	3,318
PRISA Self Storage LLC (“PRISA”)	2%	17%	12,403	12,460
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	10,391	10,431
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	4,036	4,118
VRS Self Storage LLC (“VRS”)	45%	9%	46,913	47,488
WCOT Self Storage LLC (“WCOT”)	5%	20%	5,179	5,229
Storage Portfolio I, LLC (“SP I”)	25%	40%	17,162	17,471
Storage Portfolio Bravo II (“SPB II”)	20%	25-45%	14,005	14,168
U-Storage de Mexico S.A. and related entities (“U-Storage”)	35-40%	35-40%	9,273	9,205
Other minority owned properties	10-50%	10-50%	2,178	1,830
			$135,785	$136,791

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended March 31,
	2009	2008

Equity in earnings of ESW	$309	$322
Equity in earnings (losses) of ESW II	(3)	(17)
Equity in earnings of ESNPS	46	55
Equity in earnings of Clarendon	95	91
Equity in earnings of PRISA	168	176
Equity in earnings of PRISA II	137	148
Equity in earnings of PRISA III	57	72
Equity in earnings of VRS	525	64
Equity in earnings of WCOT	68	75
Equity in earnings of SP I	235	260
Equity in earnings of SPB II	126	172
Equity in earnings (losses) of U-Storage	11	(73)
Equity in earnings (losses) of other minority owned properties	121	(123)
	$1,895	$1,222

Equity in earnings (losses) of ESW II, SP I and SPB II include the amortization of the Company’s excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Variable Interests in Unconsolidated Real Estate Joint Ventures:

The Company has interests in two unconsolidated joint ventures with unrelated third parties (“Montrose” and “Eastern Avenue”) which are variable interest entities (“VIEs”).  The Company holds a 10% equity interest in Montrose and Eastern Avenue, but has 50% of the voting rights.  Qualification as a VIE was based on the disproportionate voting and ownership percentages.  The Company performed a probability-based cash flow analysis for each of these joint ventures to determine which party was the primary beneficiary of these VIEs.  These analyses were performed using the Company’s best estimates of the future cash flows based on its historical experience with numerous similar assets.  As a result of these analyses, the Company determined that it was not the primary beneficiary of either Montrose or Eastern Avenue as the Company does not receive a majority of either joint venture’s expected residual returns or bear a majority of the expected losses.  Accordingly, these interests are carried on the equity method.

Both Montrose and Eastern Avenue each own a single pre-stabilized self-storage property.  The joint ventures are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company for working capital.  The payables to the Company are generally amounts owed for expenses paid on behalf of the joint ventures by the Company as manager.  The Company performs management services for both the Montrose and Eastern Avenue joint ventures in exchange for a management fee of approximately 6% of cash collected by the properties.  The Company’s joint venture partners can replace the Company as manager of the properties upon written notice.  The Company has not provided financial or other support during the periods presented to Montrose or Eastern Avenue that it was not previously contractually obligated to provide.

As of March 31, 2009, $0 and $0 for Montrose and Eastern Avenue, respectively were included in Investments in Real Estate on the Company’s consolidated balance sheet; these amounts are included in “other minority owned properties” in the footnote tables presented above.  No liability was recorded associated with the Company’s guarantee of the construction loans of Montrose or Eastern Avenue.  The Company’s maximum exposure to loss for each joint venture as of March 31, 2009 is the total of the guaranteed loan balance, the payables due to the Company and the Company’s investment balances in each joint venture.  The following table compares the liability balances and the maximum exposure to loss related to Montrose and Eastern Avenue as of March 31, 2009:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	exposure
	Balance	balance	loan	Company	to loss	Difference	Note
Eastern Avenue	$—	$—	$5,520	$1,386	$6,906	$(6,906)	(1)
Montrose	—	—	7,295	2,799	10,094	(10,094)	(1)
	$—	$—	$12,815	$4,185	$17,000	$(17,000)

(1) - The Company’s maximum exposure to loss for each joint venture is the total of the guaranteed loan balance, the payables due to the Company and the Company’s investment balances in each joint venture. The Company believes that the risk of having to perform on the guarantee is remote and therefore no liability has been recorded. Also, repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company, and the Company believes that the risk of having to perform on the guarantees is remote. Additionally, the Company believes the payables to the Company are collectible.

Variable Interests in Consolidated Real Estate Joint Ventures

The Company has variable interests in four consolidated joint ventures with third parties (the “VIE JVs”) which are VIEs.  The VIE JVs are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company for working capital.  The payables to the Company are generally amounts owed for expenses paid on behalf of the joint ventures by the Company as manager.  The Company owns 50% to 72% of the common equity interests in the VIE JVs.  The Company performed probability-based cash flow projections for each venture using the Company’s best estimates of future revenues and expenses based on historical experience with numerous similar assets.  According to these analyses, the joint ventures were determined to be VIEs based on an assessment that the equity financing was inadequate to support operations.  The Company was also determined to be the primary beneficiary of each of the VIE JVs, as it receives the majority of the benefits and bears the majority of the expected losses of each as a result of its majority ownership and the management agreements. Therefore, each of the VIE JVs are consolidated with the assets and liabilities of each joint venture included in the Company’s consolidated financial statements, with intercompany balances and transactions eliminated.

In January, 2009 the Company purchased a lender’s interest in a construction loan to a joint venture that owns a single property located in Sacramento, CA.  The construction loan was to ESS of Sacramento One LLC, a joint venture in which the Company owns a

50% interest.  This joint venture was not consolidated and was not considered a VIE JV as of December 31, 2008.  The Company considers the purchase of this loan to be a reconsideration event and now considers ESS of Sacramento One LLC to be a VIE JV and has determined that the Company now bears the majority of the risk of loss.  As a result of this loan purchase by the Company, the joint venture is now consolidated. The assets and liabilities were recorded at fair value as required by FAS 141(R).

The Company performs development services for Washington Ave. and ESS of Plantation LLC in exchange for a development fee of 2% and 1% of budgeted costs, respectively.   The Company performs management services for ESS of Sacramento One LLC and Franklin Blvd. in exchange for a management fee of approximately 6% of cash collected by the properties.

The table below illustrates the financing of each of the VIE JVs as well as the carrying amounts of the related assets and liabilities as of March 31, 2009:

		Excess			Payables	Payables and	Company’s	JV Partners’
Joint	Equity	Profit			to Company	Other	Equity	Equity (non-
Venture	Ownership %	Participation %	Total Assets	Notes Payable	(eliminated)	Liabilities	(eliminated)	controlling interest)
ESS of Sacramento One LLC	50%	50%	$10,262	$—	$10,069	$12	$(459)	$640
Franklin Blvd.	50%	50%	7,122	5,123	1,934	68	(1)	(2)
Washington Ave.	50%	50%	8,815	3,651	3,256	374	767	767
ESS of Plantation LLC	72%	40%	4,324	—	49	10	3,090	1,175
			$30,523	$8,774	$15,308	$464	$3,397	$2,580

Except as disclosed above, the Company has not provided financial or other support during the periods presented to these VIEs that it was not previously contractually obligated to provide.  The Company has guaranteed the notes payable for these VIEs.  The notes payable are secured by the related self-storage properties and are non-recourse.  If the joint ventures default on the loans, the Company may be forced to repay its portion of the balance owed.  However, repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company, and the Company believes that the risk of having to perform on the guarantees is remote.

7.              OTHER ASSETS

The components of other assets are summarized as follows:

	March 31, 2009	December 31, 2008

Equipment and fixtures	$10,882	$10,671
Less: accumulated depreciation	(7,732)	(7,309)
Other intangible assets	3,296	3,296
Deferred financing costs, net	11,578	12,330
Prepaid expenses and deposits	7,890	5,828
Accounts receivable, net	8,663	11,120
Fair value of reverse interest rate swap	285	647
Investments in Trusts	3,590	3,590
Deferred tax asset	2,544	2,403
	$40,996	$42,576

8.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	March 31, 2009	December 31, 2008
Fixed Rate
Mortgage and construction loans with banks (inclulding loans subject to interest rate swaps) bearing interest at fixed rates between 4.24% and 7.00%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between August 2009 and February 2017.	$806,914	$818,166

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to reverse interest rate swaps) based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 0.65% (1.08% and 5.25% at March 31, 2009 and December 31, 2008, respectively) and LIBOR plus 3.25% (3.68% and 7.85% at March 31, 2009 and December 31, 2008, respectively). Interest rates based on Prime are at Prime plus 1.50% (4.75% and 4.75% at March 31, 2009 and December 31, 2008, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between August 2009 and March 2012.

	138,374	125,432

	$945,288	$943,598

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at March 31, 2009.

10.  DERIVATIVES

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“FAS 133”) requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  A company must designate each qualifying hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in foreign operation.

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with Company’s fixed and variable-rate borrowings.  In accordance with FAS 133, the Company designates certain interest rate swaps as cash flow hedges of variable-rate borrowings and the remainder as fair value hedges of fixed-rate borrowings.

In October 2004, the Company entered into a reverse interest rate swap agreement (“Reverse Swap Agreement”) to float $61,770 of 4.30% fixed interest rate secured notes due in June 2009. The Company entered into the Reverse Swap Agreement to hedge the risk of changes in the fair value of the related debt attributed to changes in interest rates.  The Reverse Swap Agreement allows fluctuations in the fair value of the debt to be offset by the value of the interest rate swap.  The fair value of the Swap Agreement is determined through observable prices in active markets for identical agreements.  Under this Reverse Swap Agreement, the Company will receive interest at a fixed rate of 4.30% and pay interest at a variable rate equal to LIBOR plus 0.65%. The Reverse Swap Agreement matures at the same time the notes are due. This Reverse Swap Agreement is a fair value hedge, as defined by FAS 133, and the fair value of the Reverse Swap Agreement is recorded as an asset or liability, with an offsetting adjustment to the carrying value of the related note payable.

Monthly variable interest payments are recognized as an increase or decrease in interest expense as follows:

	Classification of	Three months ended March 31,
Type	Income (Expense)	2009	2008
Reverse Swap Agreement (FV hedge)	Interest expense	$421	$(112)

On June 30, 2008, the Company entered into a loan agreement in the amount of $64,530 secured by certain properties.  At March 31, 2009, $63,740 was drawn on the loan balance. The loan bears interest at LIBOR plus 2%, maturing on June 30, 2011.  The loan agreement has a two year extension, at the option of the Company, that would extend the loan maturity to June 30, 2013.

On January 28, 2009, the Company entered into an interest rate swap agreement (“Swap Agreement”) with an effective date of February 1, 2009 and a maturity date of June 30, 2013.  Under the Swap Agreement, the Company will receive interest at a variable rate of LIBOR plus 2.0% and pay interest at a fixed rate of 4.24%. The Company entered into the Swap Agreement to hedge the risk of changes in interest rate payments attributed to changes in the LIBOR rate.  The other critical terms of the Swap Agreement are identical to those of the underlying debt.  This swap agreement is a cash flow hedge, as defined by SFAS No. 133, and the effective portion of the gain or loss on the Swap Agreement will be reported as a component of other comprehensive income and reclassified into interest expense when the forecasted transaction affects earnings.   Information relating to the gain (loss) recognized relating to the Swap Agreement is as follows:

	Gain/(loss) recognized in OCI	Location of	Gain/(loss) reclassified from OCI
Type	Three months ended March 31, 2009	amounts reclassified from OCI into income	Three months ended March 31, 2009
Swap Agreement (cash flow hedge)	$(1,109)	Interest expense	$—

The Swap Agreement was highly effective for the three months ended March 31, 2009.

The balance sheet classification and carrying amounts of the Reverse Swap Agreement and the Swap Agreement is as follows:

	Asset/(Liability) Derivatives
	March 31, 2009		December 31, 2008
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments under FAS 133:	Location	Value	Location	Value
Reverse Swap Agreement	Other assets	$285	Other assets	$647
Swap Agreement	Other liabilities	(1,109)	n/a	—
		$(824)		$647

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

The Company follows FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the consolidation of VIEs.  Under FIN 46R, Trust, Trust II and Trust III are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have adequate decision making ability over the trusts’ activities because of their lack of voting or similar rights.  Because of the Operating Partnership’s investment in the trusts’ common securities was financed directly by the trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk.  The Operating Partnership’s investment in the trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the trusts.  Since the Company is not the primary beneficiary of the trusts, they have not been consolidated.  A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II and Trust III by the Company.  The Company has also recorded its investment in the trusts’ common securities as other assets.

The Company has not provided financing or other support during the periods presented to the trusts that it was not previously contractually obligated to provide.  The Company’s maximum exposure to loss as a result of its involvement with the trusts is equal to the total amount of the notes discussed above less the amounts of the Company’s investments in the trusts’ common securities.  The net amount is the notes payable that the trusts owe to third parties for their investments in the trusts’ preferred securities.  Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of March 31, 2009:

	Notes payable
	to Trusts as of	Maximum
	March 31, 2009	exposure to loss	Difference
Trust	$36,083	$35,000	$1,083
Trust II	42,269	41,000	1,269
Trust III	41,238	40,000	1,238
	$119,590	$116,000	$3,590

As noted above, these differences represent the amounts that the trusts would repay the Company for its investment in the trusts’ common securities.

12.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,700. These costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of March 31, 2009. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate of approximately 43.1091 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

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

Adoption of FSP APB 14-1

In May 2008, the FASB issued FSP ABP 14-1.  Under FSP APB 14-1, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company retroactively adopted FSP APB 14-1 effective January 1, 2009.  As a result, the liability and equity components of the Notes are now accounted for separately.  The equity component is included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component.  The discount is being amortized over the period of the debt as additional interest expense.

Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	March 31, 2009	December 31, 2008
Carrying amount of equity component	$21,066	$21,779

Principal amount of liability component	$138,163	$209,663
Unamortized discount	(7,982)	(13,031)
Net carrying amount of liability component	$130,181	$196,632

The remaining discount will be amortized over the remaining period of the debt through its’ first redemption date (April 1, 2012).  The effective interest rate on the liability component is 5.75%.  The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	Three Months Ended March 31,
	2009	2008
Contractual interest	$1,718	$2,266
Amortization of discount	841	1,029
Total interest expense recognized	$2,559	$3,295

Repurchases of Notes

During October 2008, the Company repurchased $40,337 principal amount, respectively, of the Notes.  The Company paid cash of $31,721 to repurchase the Notes.

During March 2009, the Company repurchased $71,500 principal amount of Notes.  The Company paid cash of $44,513 to repurchase the Notes, exclusive of $1,136 paid for interest accrued on the repurchased Notes through the date of repurchase.

FSP APB 14-1 requires that the value of the consideration paid to repurchase the Notes be allocated (1) to the extinguishment of the liability component and (2) the reacquisition of the equity component.  The amount allocated to the extinguishment of the liability component is equal to the fair value of that component immediately prior to extinguishment.  The difference between the consideration attributed to the extinguishment of the liability component and the sum of (a) the net carrying amount of the repurchased liability component, and (b) the related unamortized debt issuance costs is recognized as a gain on debt extinguishment.  The remaining settlement consideration is allocated to the reacquisition of the equity component of the repurchased Notes, and recognized as a reduction of stockholders’ equity.

Information on the repurchases and the related gains is as follows:

	March 2009	October 2008
	repurchases	repurchases
		(As revised - see Note 2)
Principal amount repurchased	$71,500	$40,337
Amount allocated to:
Extinguishment of liability component	$43,800	$30,696
Reacquisition of equity component	713	1,025
Total cash paid for repurchase	$44,513	$31,721

Exchangeable senior notes repurchased	$71,500	$40,337
Extinguishment of liability component	(43,800)	(30,696)
Discount on exchangeable senior notes	(4,208)	(2,683)
Related debt issuance costs	(1,009)	(646)
Gain on repurchase	$22,483	$6,312

13.       LINE OF CREDIT

On October 19, 2007, the Operating Partnership entered into a $100,000 revolving line of credit (the “Credit Line”) that matures October 31, 2010 with two one-year extensions available.  The Company intends to use the proceeds of the Credit Line to repay debt maturing in 2009 and for general corporate purposes.  The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company.  The Credit Line is collateralized by mortgages on certain real estate assets.  As of March 31, 2009, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.  $100,000 and $27,000 was drawn on the Credit Line as of March 31, 2009 and December 31, 2008, respectively.  The Company is subject to certain restrictive covenants relating to the Credit Line.  The Company was in compliance with all covenants as of March 31, 2009.

14.       OTHER LIABILTIES

The components of other liabilities are summarized as follows:

	March 31, 2009	December 31, 2008

Deferred rental income	$12,568	$12,535
Security deposits	269	316
Lease obligation liability	3,181	3,029
Fair value of interest rate swap	1,109	—
Income taxes payable	562	2,825
Other miscellaneous liabilities	4,608	3,562
	$22,297	$22,267

15.       RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services to certain joint ventures, franchises, third parties and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from properties for the management of operations at the self-storage facilities.

Management fee revenues for related parties and affiliated real estate joint ventures are summarized as follows:

		For the Three Months ended March 31,
Entity	Type	2009	2008

ESW	Affiliated real estate joint ventures	$103	$108
ESW II	Affiliated real estate joint ventures	77	75
ESNPS	Affiliated real estate joint ventures	117	114
PRISA	Affiliated real estate joint ventures	1,252	1,263
PRISA II	Affiliated real estate joint ventures	1,025	1,031
PRISA III	Affiliated real estate joint ventures	425	443
VRS	Affiliated real estate joint ventures	287	292
WCOT	Affiliated real estate joint ventures	373	384
SP I	Affiliated real estate joint ventures	321	320
SPB II	Affiliated real estate joint ventures	243	255
Various	Franchisees, third parties and other	996	792
		$5,219	$5,077

Receivables from related parties and affiliated real estate joint ventures are summarized as follows:

	March 31, 2009	December 31, 2008

Development fees receivable	$981	$1,382
Other receivables from properties	4,054	9,953
	$5,035	$11,335

Development fees receivable consist of amounts due for development services from third parties and unconsolidated affiliated joint ventures.  The Company earns development fees of 1% - 6% of budged costs on development projects.  Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the properties that the Company manages.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company does not have any payables to related parties at March 31, 2009 or December 31, 2008.

Centershift, a related party service provider, is partially owned by certain directors and members of management of the Company.  Effective January 1, 2004, the Company entered into a license agreement with Centershift to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. During the three months ended March 31, 2009 and 2008, the Company paid $255 and $169, respectively, relating to the purchase of software and to license agreements.

The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, the Company’s Chairman and Chief Executive Officer.  Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft.  During the three months ended March 31, 2009 and 2008, the Company paid SpenAero $150 and $90, respectively.  The services that the Company receives from SpenAero are similar in nature and price to those that are provided to third parties.

16.       NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

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

Under the Partnership Agreement, Preferred OP units in the amount of $115,000 bear a fixed priority return of 5% and have a fixed liquidation value of $115,000. The remaining balance will participate in distributions with and have a liquidation value equal to that of the common OP units. The Preferred OP units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

On September 18, 2008, the Operating Partnership entered into a First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP to clarify certain tax-related provisions relating to the Preferred OP units.

The Company adopted FAS 160 effective January 1, 2009.  FAS 160 requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  FAS 160 was required to be adopted prospectively with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented.   As a result of the issuance of FAS 160, the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities” was amended to include redeemable noncontrolling interests within its scope.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

The Company has evaluated the terms of the Preferred OP units, and as a result of the adoption of FAS 160, the Company reclassified the noncontrolling interest represented by the Preferred OP units to stockholders’ equity in the accompanying condensed consolidated balance sheets.  In periods subsequent to the adoption of FAS 160, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets.  Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

17.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.25% majority ownership interest therein as of March 31, 2009. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.75% are held by certain former owners of assets acquired by the Operating Partnership, which include officers and a director of the Company.  As of March 31, 2009, the Operating Partnership had 4,264,968 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or CCUs. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten day average closing stock price at March 31, 2009 was $5.57 and there were 4,264,968 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on March 31, 2009 and the Company elected to pay the noncontrolling members cash, the Company would have paid $23,756 in cash consideration to redeem the OP units.

Unlike the OP units, CCUs did not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, a portion of the CCUs automatically converted into OP units. Each CCU was convertible on a one-for-one basis into OP units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ended December 31, 2008, the Company calculated the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some of the CCUs were converted so that the total percentage of CCUs issued in connection with the formation transactions that were converted to OP units was equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600.  The 55,957 CCUs remaining unconverted through the calculation made in respect of the 12-month period ending December 31, 2008 were cancelled as of February 4, 2009.

The Company adopted FAS 160 effective January 1, 2009.  FAS 160 requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  FAS 160 is required to be adopted prospectively with the exception of the presentation and disclosure requirements, which are applied retrospectively for all periods presented.   As a result of the issuance of FAS 160, the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities” was amended to include redeemable noncontrolling interests within its scope.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

The Company has evaluated the terms of the common OP units, and as a result of the adoption of FAS 160, the Company reclassified the noncontrolling interest in the Operating Partnership to stockholders’ equity in the accompanying condensed consolidated balance sheets.  In periods subsequent to the adoption of FAS 160, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets.  Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

18.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in ten consolidated self-storage properties as of March 31, 2009.  Five of these consolidated properties were under development, and five were in the lease-up stage during the three months ended March 31, 2009.  The ownership interests of the third party owners range from 5% to 50%.  As required by FAS 160, other noncontrolling interests are included in the stockholders’ equity section of the Company’s consolidated balance sheet.  The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

19.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2009, 86,104,311 shares of common stock were issued and outstanding and no shares of preferred stock or CCSs were issued and outstanding.

All stockholders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.  The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

Unlike the Company’s shares of common stock, CCSs did not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, a portion of the CCSs were automatically converted into shares of the Company’s common stock. Each CCS was convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ended December 31, 2008, the Company calculated the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some of the CCSs were converted so that the total percentage of CCSs issued in connection with the formation transactions that had been converted to common stock was equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600. The 1,087,790 CCSs remaining unconverted through the calculation made in respect of the 12-month period ending December 31, 2008 were cancelled as of February 4, 2009 and restored to the status of authorized but unissued shares of common stock.

20.   STOCK-BASED COMPENSATION

The Company has the following plans under which shares were available for grant at March 31, 2009:

•                  The 2004 Long-Term Incentive Compensation Plan as amended and restated, effective March 25, 2008, and

•                  The 2004 Non-Employee Directors’ Share Plan (together, the “Plans”).

Option grants are issued with an exercise price equal to the closing price of stock on the date of grant.  Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, options shall vest ratably over a four-year period beginning on the date of grant.  Each option will be exercisable once it has vested.  Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances will be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter.  Options expire 10 years from the date of grant.

Also, as defined under the terms of the Plans, restricted stock grants may be awarded.  The stock grants are subject to a performance or vesting period over which the restrictions are lifted and the stock certificates are given to the grantee.  During the performance or vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plans, however the grantee has the ability to vote the shares and receive nonforfeitable dividends paid on the shares.  The forfeiture and transfer restrictions on the shares lapse over a four-year period beginning on the date of grant.  As of March 31, 2009, 3,677,890 shares were available for issuance under the Plans.

Option Grants to Employees

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of March 31, 2009
Outstanding at December 31, 2008	2,841,923	$14.76
Granted	723,000	6.22
Forfeited	(13,125)	14.92
Outstanding at March 31, 2009	3,551,798	$13.02	7.22	$—
Vested and Expected to Vest	3,150,801	$13.49	6.93	$—
Ending Exercisable	2,004,930	$14.11	5.98	$—

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008

Expected volatility	44%	25%
Dividend yield	6.8%	6.5%
Risk-free interest rate	1.7%	2.7%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term.  The forfeiture rate, which is estimated at a weighted-average of

19.43% of unvested options outstanding as of March 31, 2009, is adjusted annually based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded compensation expense relating to outstanding options of $260 and $262 for the three months ended March 31, 2009 and 2008, respectively.  The Company received cash from the exercise of options of $0 and $666 for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, there was $1,141 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.83 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at March 31, 2009, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Common Stock Granted to Employees and Directors

The Company granted 315,037 and 171,800 shares of common stock to certain employees, without monetary consideration under the Plans during the three months ended March 31, 2009 and 2008, respectively.  The Company recorded compensation expense related to outstanding shares of common stock granted to employees of $639 and $538 during the three months ended March 31, 2009 and 2008, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2008	441,204	$16.21
Granted	315,037	6.23
Released	(56,700)	15.50
Cancelled	(1,057)	16.78
Unreleased at March 31, 2009	698,484	$11.77

21.   INCOME TAXES

As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary (“TRS”).  In general, the Company’s TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company accounts for income taxes in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”).  Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.  There was no material income tax provision for the three months ended March 31, 2008.

The income tax provision for the three months ended March 31, 2009 is comprised of the following components:

	March 31, 2009
	Federal	State	Total
Current	$719	$70	$789
Deferred benefit	(128)	(13)	(141)
Total tax expense	$591	$57	$648

The income tax provision for the year ended December 31, 2008 is comprised of the following components:

	December 31, 2008
	Federal	State	Total
Current	$2,663	$259	$2,922
Deferred benefit	(2,190)	(213)	(2,403)
Total tax expense	$473	$46	$519

The major sources of temporary differences stated at their deferred tax effect at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Captive insurance subsidiary	$92	$109
Fixed assets	43	34
Various liabilities	1,003	1,042
Stock compensation	1,406	1,218
State net operating losses	677	587
	3,221	2,990
Valuation allowance	(677)	(587)
Net deferred tax asset	$2,544	$2,403

The state income tax net operating losses expire between 2012 and 2027.

22.   SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	March 31, 2009	December 31, 2008
Balance Sheet
Investment in real estate ventures
Rental operations	$135,785	$136,791

Total assets
Property management, acquisition and development	$486,161	$479,591
Rental operations	1,817,575	1,811,417
	$2,303,736	$2,291,008

	Three Months Ended March 31,
	2009	2008
Statement of Operations
Total revenues
Property management, acquisition and development	$9,845	$8,683
Rental operations	59,409	57,024
	$69,254	$65,707

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$12,994	$11,856
Rental operations	34,985	31,871
	$47,979	$43,727

Income (loss) before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable notes and loss on sale of investments available for sale
Property management, acquisition and development	$(3,149)	$(3,173)
Rental operations	24,424	25,153
	$21,275	$21,980

Interest expense
Property management, acquisition and development	$(2,429)	$(1,377)
Rental operations	(14,207)	(16,006)
	$(16,636)	$(17,383)

Interest income
Property management, acquisition and development	$532	$425

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,213

Equity in earnings of real estate ventures
Rental operations	$1,895	$1,222

Gain on repurchase of exchangeable notes payable
Property management, acquisition and development	$22,483	$—

Loss on sale of investments available for sale
Property management, acquisition and development	$—	$(1,415)

Net income (loss)
Property management, acquisition and development	$18,650	$(4,327)
Rental operations	12,112	10,369
	$30,762	$6,042

Depreciation and amortization expense
Property management, acquisition and development	$405	$351
Rental operations	12,118	11,230
	$12,523	$11,581

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(19,612)	$(8,327)

Development and construction of real estate assets
Property management, acquisition and development	$(17,521)	$(14,588)

23.   COMMITMENTS AND CONTINGENCIES

The Company has guaranteed two construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland and Chicago, Illinois. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004 and July 2005, respectively.  At March 31, 2009, the total amount of guaranteed mortgage debt relating to these joint ventures was $12,815.  These mortgage loans mature December 12, 2009 and July 28, 2009, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at March 31, 2009 was $17,426. The Company recorded no liability in relation to these guarantees as of March 31, 2009, as the fair values of the guarantees were not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of having to perform on the guarantees is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of March 31, 2009, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

24.   SUBSEQUENT EVENTS

On April 1, 2009, the Company’s President, Spencer F. Kirk succeeded Kenneth M. Woolley as Chairman and Chief Executive Officer.  Mr. Woolley will remain on the board of directors.

On April 6, 2009, the Company announced modifications to its 2009 dividend distributions.  The Company does not expect to distribute a dividend in the second or third quarter of 2009. The Company expects to pay an estimated fourth quarter dividend of between $0.24 and $0.30 per share using a combination of approximately 10% cash and 90% common stock, as allowed by the Internal Revenue Service Revenue Procedure 2009-15, to fully distribute its 2009 net taxable income.  The fourth quarter dividend, when combined with the first quarter 2009 cash dividend of $0.25 per share, previously paid on March 31, 2009, is expected to satisfy the real estate investment trust distribution requirements and generally allow the Company to avoid the payment of corporate income tax for such year. The Company reserves the right to change the percentage of cash payable in the fourth quarter dividend, including paying such dividend entirely in cash if determined to be in the best interest of stockholders.

Extra Space Storage Inc.

Management’s Discussion and Analysis

Amounts in thousands, except property and share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2008. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” Amounts are in thousands (except property and share data and unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain amounts in the unaudited condensed consolidated financial statements have been restated to reflect the retroactive application of new accounting standards.  Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2008 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. We derive substantially all of our revenues from rents received from tenants under existing leases at each of our self-storage properties, from management fees on the properties we manage for joint-venture partners, franchisees and unaffiliated third parties and from our tenant reinsurance program.  Our management fee is equal to approximately 6% of cash collected by the managed properties.

We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact our property results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units, to actively manage rental rates, and on the ability of our tenants to make required rental payments. We believe we are able to respond quickly and effectively to changes in local, regional and national economic conditions by centrally adjusting rental rates through the combination of our revenue management team and our industry-leading technology systems.

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

•

Acquire self-storage properties from strategic partners and third parties. Our acquisitions team will continue to selectively pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We have sought to establish a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals.

•

Develop new self-storage properties. We currently have joint venture and wholly-owned development properties and may continue to selectively develop new self-storage properties in our core markets. Our development pipeline through 2010 includes 25 projects.

Recent U.S. and international market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the second half of 2008 and the first quarter of 2009.  For the three months ended March 31, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability.  Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of March 31, 2009, we owned or had ownership interests in 628 operating self-storage properties. Of these properties, 280 are wholly-owned and 348 are held in joint ventures. In addition, we managed an additional 70 properties for franchisees or third parties bringing the total number of operating properties which we own and/or manage to 698.  These properties are located in 33 states and Washington, D.C.  As of March 31, 2009, we owned and/or managed approximately 51 million square feet of space with more than 300,000 customers.

Our properties are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These areas all enjoy above-average population growth and income levels. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of March 31, 2009, the median length of stay was approximately eleven months.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of March 31, 2009 and 2008. The information as of March 31, 2008 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2009 were under our control as of March 31, 2008.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2009(1)	Number of Units as of March 31, 2008	Net Rentable Square Feet as of March 31, 2009(2)	Net Rentable Square Feet as of March 31, 2008	Square Foot Occupancy % March 31, 2009	Square Foot Occupancy % March 31, 2008
Wholly-owned properties
Alabama	1	585	585	76,740	76,125	82.9%	79.6%
Arizona	5	2,843	2,850	347,138	347,268	80.9%	87.7%
California	46	36,883	37,643	3,625,493	3,654,319	80.8%	83.2%
Colorado	8	3,804	3,802	476,409	475,884	81.0%	86.1%
Connecticut	3	2,028	2,036	178,115	178,105	77.4%	76.0%
Florida	31	20,551	20,642	2,185,979	2,186,151	79.3%	81.5%
Georgia	12	6,433	6,446	837,192	835,486	81.0%	84.9%
Hawaii	2	2,862	2,873	151,445	150,036	73.7%	80.5%
Illinois	5	3,322	3,268	342,092	339,389	77.1%	80.3%
Indiana	6	3,518	3,524	413,896	415,107	83.3%	89.5%
Kansas	1	506	502	49,990	49,940	83.0%	85.6%
Kentucky	3	1,584	1,592	194,101	194,470	83.9%	87.8%
Louisiana	2	1,407	1,409	148,975	148,155	86.2%	86.5%
Maryland	10	7,950	7,930	847,179	843,399	80.8%	83.1%
Massachusetts	26	15,272	15,289	1,573,560	1,573,186	80.2%	82.2%
Michigan	2	1,031	1,034	134,866	133,346	84.9%	88.0%
Missouri	6	3,156	3,156	374,532	375,557	79.1%	85.7%
Nevada	2	1,242	1,257	132,115	132,365	85.8%	86.6%
New Hampshire	2	1,006	1,006	125,691	125,909	82.5%	84.9%
New Jersey	23	18,860	18,865	1,838,356	1,834,418	82.4%	84.2%
New Mexico	1	542	535	69,155	68,090	78.8%	77.3%
New York	10	8,707	8,698	613,941	609,832	78.2%	80.7%
Ohio	4	2,026	2,025	273,482	273,392	86.2%	82.3%
Oregon	1	767	765	103,690	103,450	84.9%	92.3%
Pennsylvania	9	6,585	6,570	688,600	682,880	83.0%	81.8%
Rhode Island	1	730	728	75,521	75,361	85.4%	88.1%
South Carolina	3	1,553	1,554	178,749	178,719	82.7%	91.4%
Tennessee	6	3,488	3,511	473,997	476,212	81.2%	85.8%
Texas	20	12,429	12,463	1,402,770	1,402,835	83.8%	87.0%
Utah	3	1,540	1,534	210,876	210,640	84.1%	92.7%
Virginia	5	3,581	3,578	346,907	347,509	83.5%	83.1%
Washington	4	2,553	2,538	308,015	305,815	86.4%	85.4%
Total Wholly-Owned Stabilized	263	179,344	180,208	18,799,567	18,803,350	81.3%	83.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2009(1)	Number of Units as of March 31, 2008	Net Rentable Square Feet as of March 31, 2009(2)	Net Rentable Square Feet as of March 31, 2008	Square Foot Occupancy % March 31, 2009	Square Foot Occupancy % March 31, 2008
Joint-venture properties
Alabama	3	1,709	1,708	205,958	205,613	83.0%	86.9%
Arizona	11	6,851	6,902	751,664	751,486	82.2%	85.5%
California	78	56,001	56,063	5,712,646	5,719,360	83.0%	87.2%
Colorado	2	1,334	1,332	158,433	158,213	82.4%	81.8%
Connecticut	8	5,990	5,985	692,150	691,342	77.0%	76.3%
Delaware	1	587	589	71,655	71,655	82.5%	87.4%
Florida	23	19,231	19,246	1,938,827	1,940,323	79.2%	82.6%
Georgia	3	1,877	1,889	245,270	246,926	79.5%	79.2%
Illinois	7	4,671	4,678	503,666	504,661	81.1%	83.3%
Indiana	8	3,154	3,153	405,109	406,503	77.9%	84.5%
Kansas	3	1,214	1,216	160,920	163,105	78.3%	82.9%
Kentucky	4	2,284	2,285	268,334	268,553	82.3%	86.6%
Maryland	13	10,212	10,218	1,013,638	1,013,143	82.4%	84.4%
Massachusetts	17	9,253	9,258	1,046,895	1,047,155	78.6%	80.6%
Michigan	10	5,939	5,952	785,503	784,013	82.2%	86.0%
Missouri	2	956	952	117,695	118,195	80.2%	87.2%
Nevada	7	4,617	4,642	619,433	620,649	81.7%	84.9%
New Hampshire	3	1,315	1,321	137,434	137,554	82.1%	87.1%
New Jersey	21	15,680	15,694	1,648,095	1,654,843	79.6%	81.1%
New Mexico	9	4,688	4,689	538,504	537,660	79.3%	79.2%
New York	22	23,708	23,720	1,832,377	1,834,034	83.5%	86.1%
Ohio	11	5,018	5,018	754,187	748,217	78.1%	82.7%
Oregon	2	1,292	1,292	136,660	136,980	79.6%	89.3%
Pennsylvania	10	7,226	7,216	764,500	762,894	83.4%	85.0%
Rhode Island	1	607	610	73,880	73,880	71.9%	73.5%
Tennessee	22	11,773	11,786	1,548,080	1,547,978	81.0%	86.6%
Texas	18	11,732	11,810	1,549,648	1,533,782	80.1%	78.9%
Utah	1	520	520	59,000	59,500	86.0%	84.5%
Virginia	16	11,280	11,284	1,191,403	1,191,948	83.3%	84.2%
Washington	1	546	551	62,730	62,730	86.6%	92.3%
Washington, DC	1	1,536	1,536	102,003	102,003	88.7%	91.0%
Total Stabilized Joint-Ventures	338	232,801	233,115	25,096,297	25,094,898	81.3%	84.2%

Managed properties
Alabama	2	825	830	95,175	95,390	81.0%	89.4%
California	6	3,935	3,910	489,110	488,785	73.3%	76.5%
Colorado	1	339	339	31,639	31,639	83.8%	93.1%
Florida	1	650	653	51,966	52,096	82.1%	87.4%
Georgia	5	2,719	2,753	405,485	415,918	71.2%	79.2%
Illinois	4	2,325	2,331	262,845	248,780	68.8%	71.2%
Maryland	6	4,171	4,144	429,305	427,758	82.4%	85.0%
Massachusetts	1	1,198	1,204	108,880	108,980	57.6%	61.1%
Nevada	2	1,576	1,576	171,555	171,555	81.8%	87.7%
New Jersey	4	3,906	3,916	362,620	362,787	77.9%	76.5%
New Mexico	2	1,108	1,102	131,867	131,707	82.1%	86.5%
New York	1	703	706	77,955	78,075	78.4%	84.2%
Pennsylvania	3	1,388	1,386	177,811	176,211	68.5%	72.7%
Tennessee	2	882	886	130,865	130,750	85.0%	91.3%
Texas	3	1,650	1,654	194,935	194,995	87.3%	89.5%
Utah	1	371	371	46,855	46,955	98.2%	98.8%
Virginia	4	2,782	2,788	270,202	269,977	80.3%	83.6%
Washington, DC	2	1,255	1,255	111,759	111,759	83.4%	81.9%
Total Stabilized Managed Properties	50	31,783	31,804	3,550,829	3,544,117	77.2%	80.8%

Total Stabilized Properties	651	443,928	445,127	47,446,693	47,442,365	81.0%	83.8%

(1) Represents unit count as of March 31, 2009, which may differ from March 31, 2008 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2009, which may differ from March 31, 2008 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of March 31, 2009 and 2008. The information as of March 31, 2008 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2009 were under our control as of March 31, 2008.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2009(1)	Number of Units as of March 31, 2008	Net Rentable Square Feet as of March 31, 2009(2)	Net Rentable Square Feet as of March 31, 2008	Square Foot Occupancy % March 31, 2009	Square Foot Occupancy % March 31, 2008
Wholly-owned properties
California	6	4,283	1,349	463,843	152,495	33.3%	44.1%
Florida	1	816	—	71,545	—	18.3%	0.0%
Illinois	4	2,739	718	276,285	79,250	28.5%	17.9%
Maryland	2	1,397	635	149,937	79,958	32.1%	15.1%
Massachusetts	3	2,066	2,033	215,267	212,412	58.8%	65.3%
South Carolina	1	618	513	73,857	67,045	70.9%	88.9%
Total Wholly-Owned Lease-up	17	11,919	5,248	1,250,734	591,160	37.9%	49.3%

Joint-venture properties
California	3	1,984	2,045	253,087	253,257	50.8%	35.5%
Florida	1	918	772	113,565	113,485	39.2%	56.2%
Illinois	2	1,808	1,813	190,733	190,533	73.4%	63.7%
Maryland	1	853	939	71,349	73,672	72.3%	62.0%
New Jersey	2	1,347	635	117,383	57,360	24.0%	24.7%
Rhode Island	1	495	500	55,965	55,645	53.7%	44.1%
Total Lease-up Joint-Ventures	10	7,405	6,704	802,082	743,952	52.7%	48.3%

Managed properties
California	1	1,053	—	100,040	—	20.1%	0.0%
Colorado	1	536	—	60,845	—	54.8%	0.0%
Florida	3	2,040	926	203,001	78,130	18.6%	10.5%
Georgia	7	4,738	836	662,352	147,469	28.7%	50.0%
Massachusetts	2	1,591	1,592	151,494	151,939	45.8%	38.0%
New Jersey	1	860	862	77,905	78,030	46.0%	34.9%
Pennsylvania	2	1,995	1,994	173,244	174,186	27.2%	23.8%
Tennessee	1	508	508	69,550	67,050	51.1%	52.0%
Utah	1	657	—	75,602	—	9.7%	0.0%
Virginia	1	480	—	63,809	—	27.0%	0.0%
Total Lease-up Managed	20	14,458	6,718	1,637,842	696,804	27.2%	23.8%

Total Lease-up Properties	47	33,782	18,670	3,690,658	2,031,916	37.7%	44.0%

(1) Represents unit count as of March 31, 2009, which may differ from March 31, 2008 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2009, which may differ from March 31, 2008 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2009 and 2008

Overview

Results for the three months ended March 31, 2009 include the operations of 628 properties (285 of which were consolidated and 343 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2008, which included the operations of 607 properties (262 of which were consolidated and 345 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenues:
Property rental	$59,409	$57,024	$2,385	4.2%
Management and franchise fees	5,219	5,077	142	2.8%
Tenant reinsurance	4,619	3,478	1,141	32.8%
Other income	7	128	(121)	(94.5)%
Total revenues	$69,254	$65,707	$3,547	5.4%

Property Rental — The increase in property rental revenue for the three months ended March 31, 2009 consists of $2,093 associated with acquisitions completed during 2009 and 2008 and $735 from increases in occupancy and rental rates at lease-up properties.  These increases were offset by a decrease of $443 in revenues at stabilized properties due mainly to a decrease in occupancy compared with the same period in the prior year.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of cash collected from properties owned by third parties, franchisees and unconsolidated joint ventures.  Revenues from management fees and franchise fees have remained fairly stable compared to the previous year.

Tenant Reinsurance — The increase in tenant reinsurance revenues is due to our continued success in promoting the tenant reinsurance program at our sites during 2008 and the first quarter of 2009. Overall customer participation increased to approximately 50% at March 31, 2009 compared to approximately 38% at March 31, 2008.

Other Income — The decrease in other income is primarily due to the expiration of a sublease agreement.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Expenses:
Property operations	$22,867	$20,641	$2,226	10.8%
Tenant reinsurance	1,261	1,162	99	8.5%
Unrecovered development and acquisition costs	82	164	(82)	(50.0)%
General and administrative	11,246	10,179	1,067	10.5%
Depreciation and amortization	12,523	11,581	942	8.1%
Total expenses	$47,979	$43,727	$4,252	9.7%

Property Operations — The increase in property operations expense during the three months ended March 31, 2009 was due to increases of $953 associated with acquisitions of new properties during 2008 and 2009, and $1,273 at existing stabilized and lease-up properties due primarily to increases in property taxes and utilities.

Tenant Reinsurance — The increase in tenant reinsurance expense is due to the increase in tenant reinsurance revenues.  A large portion of tenant reinsurance expense is variable and increases as tenant reinsurance revenues increase.  During 2008 and the first quarter of 2009, we continued to promote the tenant reinsurance program and successfully increased overall customer participation to approximately 50% at March 31, 2009 compared to approximately 38% at March 31, 2008.

Unrecovered Development/Acquisition Costs — These costs relate to unsuccessful development and acquisition activities during the periods indicated.  The decrease is due to decreased acquisition activities.

General and Administrative — The increase in general and administrative expenses was due to a $350 increase in income taxes due to net operating loss carry forwards being used completely in 2008.  In addition, the overall cost associated with the management of our properties increased as we operated 698 properties as of March 31, 2009 compared to 654 properties as of March 31, 2008.

Depreciation and Amortization — The increase in depreciation and amortization expense is a result of additional properties that were added through acquisitions and development in 2008 and 2009.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Other revenue and expenses:
Interest expense	$(15,795)	$(16,354)	$559	(3.4)%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(841)	(1,029)	188	(18.3)%
Interest income	532	425	107	25.2%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—
Equity in earnings of real estate ventures	1,895	1,222	673	55.1%
Gain on repurchase of exchangeable senior notes	22,483	—	22,483	100.0%
Loss on sale of investments available for sale	—	(1,415)	1,415	(100.0)%
Total other revenue (expense)	$9,487	$(15,938)	$25,425	(159.5)%

Interest Expense — The decrease in interest expense for the three months ended March 31, 2009 consists primarily of a decrease of $710 on corporate and property debt due to a decrease in interest rates compared to the same period in the prior year.  This decrease was slightly offset by new loans on properties acquired during 2008.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — The decrease in non-cash interest expense related to amortization of discount on exchangeable senior notes for the three months ended March 31, 2009 was due to the company repurchasing a total of $111,837 of its notes in October 2008 and March 2009.  The discount associated with the repurchased notes was written off as a result of these repurchases which decreased the ongoing amortization of the discount in 2009 when compared to 2008.

Interest Income — The increase in interest income was due primarily to the fact that we had a higher average cash balance during the three months ended March 31, 2009 when compared to the same period in the prior year.  The increase in cash was due primarily to proceeds obtained from our line of credit and new notes payable.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures — The increase in equity in earnings of real estate ventures for the three months ended March 31, 2009 compared to the prior year is due primarily to the increase in our investment in the VRS joint venture from 5% to 45% on July 1, 2008.

Loss on Sale of Investments Available for Sale — The amount for the three months ended March 31, 2008 represents the amount of loss recorded on February 29, 2008 related to the liquidation of auction rates securities held in investments available for sale.  There was no loss for the three months ended March 31, 2009.

Gain on Repurchase of Exchangeable Senior Notes — This amount represents the gain recorded on the repurchase of $71,500 principal amount of our exchangeable senior notes in March 2009.  There were no repurchases of exchangeable senior notes during the three months ended March 31, 2008.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership	$(1,551)	$(1,256)	$(295)	23.5%
Net (income) loss allocated to Operating Partnership and other non-controlling interests	(237)	885	(1,122)	(126.8)%
Total income allocated to noncontrolling interests:	$(1,788)	$(371)	$(1,417)	381.9%

Net income allocated to Preferred Operating Partnership — Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus 1.09% of the remaining net income allocated after the adjustment for the fixed distribution paid.  The amount allocated was higher for the three months ended March 31, 2009 compared to the same period in the prior year as net income was higher.

Net (income) loss allocated to Operating Partnership and other noncontrolling interests — Income allocated to the Operating Partnership as of March 31, 2009 and 2008 represents 4.68% and 7.07%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  The increase is due to higher net income earned during the three months ended March 31, 2009 compared to the same period in the prior year.  Income allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures on five properties that were in the lease-up phase during the three months ended March 31, 2009.  The amount allocated to other noncontrolling interest was higher than the prior year as there were only two consolidated joint venture properties in lease-up as of March 31, 2008.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses.  The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets.  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities, as a measure of liquidity, or as an indicator of our ability to make cash distributions.  The following table sets forth our calculation of FFO for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net income attributable to common stockholders	$28,974	$5,671

Adjustments:
Real estate depreciation	11,430	9,760
Amortization of intangibles	523	1,278
Joint venture real estate depreciation and amortization	1,395	1,052
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)
Income allocated to Operating Partnership noncontrolling interest	2,037	510

Funds from operations	$42,921	$16,833

SAME-STORE STABILIZED PROPERTY RESULTS

We consider our same-store stabilized portfolio to consist of only those properties which were wholly-owned at the beginning and at the end of the applicable periods presented that have achieved stabilization as of the first day of such period. The following table sets forth operating data for our same-store portfolio (revenues include tenant reinsurance income). We consider the following same-store presentation to be meaningful in regards to the properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments.

	Three Months Ended March 31,		Percent
	2009	2008	Change
Same-store rental revenues	$56,633	$56,683	-0.1%
Same-store operating expenses	19,952	19,808	0.7%
Same-store net operating income	36,681	36,875	-0.5%

Non same-store rental revenues	2,776	341	714.1%
Non same-store operating expenses	2,915	833	249.9%

Total rental revenues	59,409	57,024	4.2%
Total operating expenses	22,867	20,641	10.8%

Same-store square foot occupancy as of quarter end	81.3%	83.7%

Properties included in same-store	252	252

The decrease in same-store rental revenues for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to decreased rental rates to incoming customers and a reduction in occupancy due to lower move-in activity and higher move-out activity.  The increase in same-store operating expenses was primarily due to increases in property taxes.

CASH FLOWS

Cash flows provided by operating activities were $18,618 and $24,199, respectively, for the three months ended March 31, 2009 and 2008. The decrease compared to the prior year primarily relates to the decrease in accounts payables and accrued expenses.

Cash used in investing activities was $33,643 and $1,980, respectively, for the three months ended March 31, 2009 and 2008.  The increase relates primarily to the change in investments available for sale. For the three months ended March 31, 2008, there were proceeds from the sale of investments available for sale of $21,812, and for the three months ended March 31, 2009, there were no proceeds from the sale of investments available for sale.  Additionally, for the three months ended March 31, 2009, $19,612 was paid for the acquisition of real estate assets, compared to $8,327 for the three months ended March 31, 2008.

Cash provided by (used in) financing activities was $5,531 and ($18,586), respectively, for the three months ended March 31, 2009 and 2008. The increase in cash provided by financing activities over the prior period relates primarily to the proceeds from notes payable and lines of credit.  During the three months ended March 31, 2009, we drew an additional $73,000 on our line of credit and obtained proceeds of $77,586 from additional notes payable, compared to proceeds of only $1,182 from notes payable and lines of credit during the three months ended March 31, 2008.  This was offset by the increase of $44,513 in the amount paid by the Company to repurchase a portion of our exchangeable senior notes during the three months ended March 31, 2009, and an increase of $74,049 in the payments principal payments made on borrowings compared to the three months ended March 31, 2008

OPERATIONAL SUMMARY

Our net operating income for the three months ending March 31, 2009 decreased on a same-store basis with decreases in revenues and increases in expenses. Same-store revenue decreased 0.1% and NOI decreased 0.5%. Same-store expenses showed a modest year-on-year increase of 0.7%. Occupancy decreased to 81.3% as compared to 83.7% the previous year.

Massachusetts, Northern California, Texas, and Washington, D.C. were our top performing markets with year-on-year revenue growth at stabilized properties. Markets experiencing negative year-on-year revenue growth at stabilized properties included Florida, Georgia, New Jersey, New York and Southern California.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had $54,478 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2009 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Recently issued guidance from the IRS allows for up to 90% of a REIT’s dividends to be paid with its common stock in 2009 if certain conditions are met.

On April 6, 2009, we announced modifications to our 2009 dividend distributions.  We do not expect to distribute a dividend in the second or third quarter of 2009. We expect to pay an estimated fourth quarter dividend of between $0.24 and $0.30 per share using a combination of approximately 10% cash and 90% common stock, as allowed by the Internal Revenue Service Revenue Procedure 2009-15, to fully distribute our 2009 net taxable income.  The fourth quarter dividend, when combined with the first quarter 2009 cash dividend of $0.25 per share, previously paid on March 31, 2009, is expected to satisfy the real estate investment trust distribution requirements and generally allow us to avoid the payment of corporate income tax for such year. We reserve the right to change the percentage of cash paid in the fourth quarter dividend, including paying such dividend entirely in cash if determined to be in the best interest of stockholders.  It is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2008 and the first three months of 2009 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

On October 19, 2007, we entered into a $100,000 Credit Line. We intend to use the proceeds of the Credit Line to repay debt scheduled to mature in 2009 and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios. The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures on October 31, 2010 with two one-year extensions available. Outstanding balances on the Credit Line at March 31, 2009 and December 31, 2008 were $100,000 and $27,000, respectively.

On October 4, 2004, we entered into a reverse interest rate swap (the “Reverse Swap Agreement”) with U.S. Bank National Association, relating to our existing $61,770 fixed rate mortgage with Wachovia Bank.  The Reverse Swap Agreement terminates in June, 2009. Pursuant to the Reverse Swap Agreement, we will receive fixed interest payments of 4.3% and pay variable interest payments based on the one-month LIBOR plus 0.7% on a notional amount of $61,770. There were no origination fees or other up front costs incurred by us in connection with the Reverse Swap Agreement.

On June 30, 2008, we entered into a loan agreement in the amount of $64,530 secured by certain properties.  At March 31, 2009, $63,740 was drawn on the loan balance. The loan bears interest at LIBOR plus 2%, maturing on June 30, 2011.  The loan agreement has a two year extension, at our option, that would extend the loan maturity to June 30, 2013.  On January 28, 2009, we entered into an interest rate swap agreement (“Swap Agreement”) with an effective date of February 1, 2009 and a maturity date of June 30, 2013.  Under the Swap Agreement, we will receive interest at a variable rate of LIBOR plus 2.0% and pay interest at a fixed rate of 4.24%.

As of March 31, 2009, we had $1,303,041 of debt, resulting in a debt to total capitalization ratio of 72.1%. As of March 31, 2009, the ratio of total fixed rate debt and other instruments to total debt was 81.7% ($61,770 on which we have a reverse interest rate swap has been included as variable rate debt, and $63,740 on which we have an interest rate swap has been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at March 31, 2009 was 4.6%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all covenants at March 31, 2009.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2009:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$58,060	$5,648	$10,169	$8,289	$33,954
Notes payable, notes payable to trusts, exchangeable senior notes and line of credit
Interest	468,031	53,846	88,561	75,112	250,512
Principal	1,303,041	159,350	411,826	22,945	708,920
Total contractual obligations	$1,829,132	$218,844	$510,556	$106,346	$993,386

At March 31, 2009, the weighted-average interest rate for all fixed rate loans was 5.2%, and the weighted-average interest rate for all variable rate loans was 1.8%.

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

During March 2009 and October 2008, we repurchased $111,837 million in aggregate principal amount of our exchangeable senior notes for $76,234 in cash. We may from time to time seek to retire, repurchase or redeem our additional outstanding debt including our exchangeable senior notes as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

As of March 31, 2009, we had $1,303,041 in total debt, of which $238,374 was subject to variable interest rates (including the $61,770 on which we have a reverse interest rate swap). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by $2,384 annually.

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

The aggregate fair value of our fixed rate notes payable and notes payable to trusts at March 31, 2009 was $1,041,025.  The carrying value of these fixed rates notes payable and notes payable to trusts at March 31, 2009 was $926,504.  The fair value of the exchangeable senior notes at March 31, 2009 was $85,102. The carrying value of the exchangeable senior notes at March 31, 2009 was $138,163.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: May 11, 2009	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)