Form 10-Q/A
period 2009-03-31
Extra Space Storage Inc.
filed 2009-06-05
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXTRA SPACE STORAGE INC.

EXPLANATORY NOTE

Extra Space Storage Inc. (the “Company”) is re-issuing its historical condensed consolidated financial statements included in its Form 10-Q for the period ending March 31, 2009 (“Form 10-Q”) as they relate to the Company’s revisions to the amounts allocated to its noncontrolling interests in its operating partnership and calculated earnings per share.  The Company is also re-issuing the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that accompanied those condensed consolidated financial statements.

This Form 10-Q/A updates Part I, Items 1 and 2, and Part II, Item 6 of the Company’s Form 10-Q, including the financial statements therein.  Except as expressly noted above, the information contained in this report has not been updated to reflect any developments since March 31, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,955,543	$1,938,922
Real estate under development	77,022	58,734
Net real estate assets	2,032,565	1,997,656

Investments in real estate ventures	135,785	136,791
Cash and cash equivalents	54,478	63,972
Restricted cash	34,877	38,678
Receivables from related parties and affiliated real estate joint ventures	5,035	11,335
Other assets, net	40,996	42,576
Total assets	$2,303,736	$2,291,008

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$945,288	$943,598
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	138,163	209,663
Discount on exchangeable senior notes	(7,982)	(13,031)
Line of credit	100,000	27,000
Accounts payable and accrued expenses	33,343	35,128
Other liabilities	22,297	22,267
Total liabilities	1,350,699	1,344,215

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 86,104,311 and 85,790,331 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	861	858
Paid-in capital	1,131,150	1,130,964
Accumulated other comprehensive deficit	(1,045)	—
Accumulated deficit	(246,959)	(253,052)
Total Extra Space Storage Inc. stockholders’ equity	884,007	878,770
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,945	29,837
Noncontrolling interest in Operating Partnership	37,096	36,628
Other noncontrolling interests	1,989	1,558
Total equity	953,037	946,793
Total liabilities, noncontrolling interests and equity	$2,303,736	$2,291,008

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2009	2008
		(As revised - see Note 2)
Revenues:
Property rental	$59,409	$57,024
Management and franchise fees	5,219	5,077
Tenant reinsurance	4,619	3,478
Other income	7	128
Total revenues	69,254	65,707

Expenses:
Property operations	22,867	20,641
Tenant reinsurance	1,261	1,162
Unrecovered development and acquisition costs	82	164
General and administrative	11,246	10,179
Depreciation and amortization	12,523	11,581
Total expenses	47,979	43,727

Income before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable senior notes and loss on sale of investments available for sale	21,275	21,980

Interest expense	(15,795)	(16,354)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(841)	(1,029)
Interest income	532	425
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213
Equity in earnings of real estate ventures	1,895	1,222
Gain on repurchase of exchangeable senior notes	22,483	—
Loss on sale of investments available for sale	—	(1,415)
Net income	30,762	6,042
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,806)	(1,518)
Net income allocated to Operating Partnership and other noncontrolling interests	(1,337)	(189)
Net income attributable to common stockholders	$27,619	$4,335

Net income per common share
Basic	$0.32	$0.07
Diluted	$0.32	$0.07

Weighted average number of shares
Basic	85,940,389	66,165,159
Diluted	91,222,295	71,699,461

Cash dividends paid per common share	$0.25	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
						Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Preferred OP	OP	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2008	29,837	36,628	1,558	85,790,331	858	1,130,964	—	(253,052)	946,793

Restricted stock grants issued	—	—	—	315,037	3	—	—	—	3
Restricted stock grants cancelled	—	—	—	(1,057)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	899	—	—	899
Noncontrolling interest consolidated as business acquisition	—	—	680	—	—	—	—	—	680
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(713)	—	—	(713)
Comprehensive income:
Net income (loss)	1,806	1,586	(249)	—	—	—	—	27,619	30,762
Change in fair value of interest rate swap	(12)	(52)	—	—	—	—	(1,045)	—	(1,109)
Total comprehensive income									29,653
Distributions to Operating Partnership units held by noncontrolling interests	(1,686)	(1,066)	—	—	—	—	—	—	(2,752)
Dividends paid on common stock at $0.25 per share	—	—	—	—	—	—	—	(21,526)	(21,526)
Balances at March 31, 2009	$29,945	$37,096	$1,989	86,104,311	$861	$1,131,150	$(1,045)	$(246,959)	$953,037

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

Revisions to Prior Period Numbers

Effective January 1, 2009, the Company adopted certain recently issued accounting standards that required the Company to retroactively adopt the presentation and disclosure requirements and to restate prior period financial statements as noted in “Recently Issued Accounting Standards,” below.  In addition the Company has revised the amounts allocated to its noncontrolling interests in its Operating Partnership and updated earnings per share accordingly.

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

The computation of net income per common share is as follows:

	For the Three Months Ended March 31,
	2009	2008
Net income attributable to common stockholders	$27,619	$4,335
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	3,392	1,846
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)
Net income for diluted computations	$29,573	$4,743

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	85,940,389	66,165,159
Operating Partnership units	4,264,968	4,072,857
Preferred Operating Partnership units	989,980	989,980
Dilutive stock options, restricted stock and CCS/CCU conversions	26,958	471,465
Average number of common shares outstanding - diluted	91,222,295	71,699,461

Net income per common share
Basic	$0.32	$0.07

Diluted	$0.32	$0.07

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	March 31, 2009	December 31, 2008

Land - operating	$466,369	$461,883
Land - development	71,193	64,392
Buildings and improvements	1,573,306	1,555,598
Intangible assets - tenant relationships	33,355	33,234
Intangible lease rights	6,150	6,150
	2,150,373	2,121,257
Less: accumulated depreciation and amortization	(194,830)	(182,335)
Net operating real estate assets	1,955,543	1,938,922
Real estate under development	77,022	58,734
Net real estate assets	$2,032,565	$1,997,656

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

On May 27, 2009, the Company committed to an immediate wind-down of its development program, including the termination of 16 employees associated with this program.  The Company determined to eliminate its development program because of current market conditions relating to its development projects and in order to preserve capital.

As a result of the decision, the Company expects to incur one-time charges in respect to development projects not currently under construction of between approximately $19 million and $23 million in the second quarter of 2009 and severance costs of between approximately $1 million and $2 million.  The Company expects to spend between approximately $50 million to $55 million on the completion of 18 remaining wholly-owned development properties.  Construction of these properties is estimated to be completed by the third quarter of 2010.  The Company does not expect any other cash expenditures in connection with the wind-down of its development program.

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

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership	$(1,806)	$(1,518)	$(288)	19.0%
Net income allocated to Operating Partnership and other non-controlling interests	(1,337)	(189)	(1,148)	607.4%
Total income allocated to noncontrolling interests:	$(3,143)	$(1,707)	$(1,436)	84.1%

Net income allocated to Preferred Operating Partnership noncontrolling interests — Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% of the remaining net income allocated after the adjustment for the fixed distribution paid.  The amount allocated was higher for the three months ended March 31, 2009 compared to the same period in the prior year as net income was higher.

Net (income) loss allocated to Operating Partnership and other noncontrolling interests — Income allocated to the Operating Partnership as of March 31, 2009 and 2008 represents approximately 4.7% and 5.7%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  The increase is due to higher net income earned during the three months ended March 31, 2009 compared to the same period in the prior year.  Income allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures on five properties that were in the lease-up phase during the three months ended March 31, 2009.  The amount allocated to other noncontrolling interest was higher than the prior year as there were only two consolidated joint venture properties in lease-up as of March 31, 2008.

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

	Three months ended March 31,
	2009	2008
Net income attributable to common stockholders	$27,619	$4,335

Adjustments:
Real estate depreciation	11,430	9,760
Amortization of intangibles	523	1,278
Joint venture real estate depreciation and amortization	1,395	1,052
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)
Income allocated to Operating Partnership noncontrolling interests	3,392	1,846

Funds from operations	$42,921	$16,833

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

EXTRA SPACE STORAGE INC.
Registrant

Date: June 5, 2009	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2009	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)