Form 10-Q
period 2009-06-30
Extra Space Storage Inc.
filed 2009-08-07
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2009 was 86,438,578.

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

•

the possibility that the joint venture transaction with Harrison Street Real Estate Capital, LLC may not close on the terms previously disclosed or at all, or that the expected benefits from the transaction may not be realized;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,940,232	$1,938,922
Real estate under development	89,310	58,734
Net real estate assets	2,029,542	1,997,656

Investments in real estate ventures	132,272	136,791
Cash and cash equivalents	131,551	63,972
Restricted cash	40,927	38,678
Receivables from related parties and affiliated real estate joint ventures	5,666	11,335
Other assets, net	42,486	42,576
Total assets	$2,382,444	$2,291,008

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,065,502	$943,598
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	95,163	209,663
Discount on exchangeable senior notes	(5,070)	(13,031)
Lines of credit	100,000	27,000
Accounts payable and accrued expenses	34,462	35,128
Other liabilities	26,823	22,267
Total liabilities	1,436,470	1,344,215

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 86,432,978 and 85,790,331 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	864	858
Paid-in capital	1,132,073	1,130,964
Accumulated other comprehensive income	189	—
Accumulated deficit	(254,500)	(253,052)
Total Extra Space Storage Inc. stockholders’ equity	878,626	878,770
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,891	29,837
Noncontrolling interest in Operating Partnership	35,866	36,628
Other noncontrolling interests	1,591	1,558
Total noncontrolling interests and equity	945,974	946,793
Total liabilities, noncontrolling interests and equity	$2,382,444	$2,291,008

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(As revised-see Note 2)		(As revised-see Note 2)
Revenues:
Property rental	$58,705	$57,885	$118,114	$114,909
Management and franchise fees	5,275	5,343	10,494	10,420
Tenant reinsurance	5,085	3,980	9,704	7,458
Other income	3	128	10	256
Total revenues	69,068	67,336	138,322	133,043

Expenses:
Property operations	21,567	20,863	44,434	41,504
Tenant reinsurance	1,471	1,370	2,732	2,532
Unrecovered development and acquisition costs	18,801	1,428	18,883	1,592
Severance costs associated with wind-down of development program	1,400	—	1,400	—
General and administrative	10,615	10,183	21,213	20,062
Depreciation and amortization	12,840	11,697	25,363	23,278
Total expenses	66,694	45,541	114,025	88,968

Income before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable senior notes, loss on sale of investments available for sale and income tax expense	2,374	21,795	24,297	44,075

Interest expense	(15,816)	(15,962)	(31,611)	(32,316)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(563)	(1,059)	(1,404)	(2,088)
Interest income	321	870	853	1,295
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	2,425	2,425
Equity in earnings of real estate ventures	1,641	1,373	3,536	2,595
Gain on repurchase of exchangeable senior notes	5,093	—	27,576	—
Loss on sale of investments available for sale	—	—	—	(1,415)
Income tax expense	(943)	113	(1,591)	(187)
Net income (loss)	(6,681)	8,342	24,081	14,384
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,369)	(1,539)	(3,175)	(3,057)
Net (income) loss allocated to Operating Partnership and other noncontrolling interests	509	(306)	(828)	(495)
Net income (loss) attributable to common stockholders	$(7,541)	$6,497	$20,078	$10,832

Net income (loss) per common share
Basic	$(0.09)	$0.09	$0.23	$0.15
Diluted	$(0.09)	$0.09	$0.23	$0.15

Weighted average number of shares
Basic	86,397,618	73,900,524	86,170,270	70,034,123
Diluted	91,607,503	79,572,767	91,375,416	75,646,629

Cash dividends paid per common share	$—	$0.25	$0.25	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
						Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Preferred OP	OP	Other	Shares	Par Value	Capital	Income	Deficit	Equity
Balances at December 31, 2008	$29,837	$36,628	$1,558	85,790,331	$858	$1,130,964	$—	$(253,052)	$946,793

Restricted stock grants issued	—	—	—	538,865	5	—	—	—	5
Restricted stock grants cancelled	—	—	—	(11,146)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,160	—	—	2,160
Noncontrolling interest consolidated as business acquisition	—	—	1,118	—	—	—	—	—	1,118
Investments from other noncontrolling interests	—	—	(615)	—	—	—	—	—	(615)
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(2,053)	—	—	(2,053)
Conversion of Operating Partnership units to common stock	—	(1,003)	—	114,928	1	1,002	—	—	—
Comprehensive income:
Net income (loss)	3,175	1,298	(470)	—	—	—	—	20,078	24,081
Change in fair value of interest rate swap	2	9	—	—	—	—	189	—	200
Total comprehensive income									24,281
Distributions to Operating Partnership units held by noncontrolling interests	(3,123)	(1,066)	—	—	—	—	—	—	(4,189)
Dividends paid on common stock at $0.25 per share	—	—	—	—	—	—	—	(21,526)	(21,526)
Balances at June 30, 2009	$29,891	$35,866	$1,591	86,432,978	$864	$1,132,073	$189	$(254,500)	$945,974

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
		(As revised—see Note 2)
Cash flows from operating activities:
Net income	$24,081	$14,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,363	23,278
Amortization of deferred financing costs	1,881	1,708
Non-cash interest expense related to amortization of discount on exchangeable senior notes	1,404	2,088
Gain on repurchase of exchangeable senior notes	(27,576)	—
Compensation expense related to stock-based awards	2,160	1,984
Loss on investments available for sale	—	1,415
Unrecovered development and acquisition costs	18,883	1,592
Severance costs associated with wind-down of development program	1,400	—
Distributions from real estate ventures in excess of earnings	3,136	2,400
Changes in operating assets and liabilities:
Receivables from related parties	(4,306)	(1,852)
Other assets	465	(525)
Accounts payable and accrued expenses	(1,762)	2,263
Other liabilities	4,003	1,384
Net cash provided by operating activities	49,132	50,119

Cash flows from investing activities:
Acquisition of real estate assets	(24,001)	(37,017)
Development and construction of real estate assets	(43,293)	(31,124)
Proceeds from sale of real estate assets	4,652	340
Investments in real estate ventures	(1,155)	(3,050)
Net proceeds from sale of investments available for sale	—	21,812
Change in restricted cash	(2,239)	(2,703)
Purchase of equipment and fixtures	(471)	(885)
Net cash used in investing activities	(66,507)	(52,627)

Cash flows from financing activities:
Repurchase of exchangeable senior notes	(80,853)	—
Proceeds from notes payable and lines of credit	277,546	3,384
Principal payments on notes payable and lines of credit	(81,592)	(22,965)
Deferred financing costs	(4,432)	(542)
Proceeds from issuance of common shares, net	—	232,718
Net proceeds from exercise of stock options	—	872
Dividends paid on common stock	(21,526)	(37,088)
Distributions to noncontrolling interests in Operating Partnership	(4,189)	(5,411)
Net cash provided by financing activities	84,954	170,968
Net increase in cash and cash equivalents	67,579	168,460
Cash and cash equivalents, beginning of the period	63,972	17,377
Cash and cash equivalents, end of the period	$131,551	$185,837

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$31,752	$31,509

Supplemental schedule of noncash investing and financing activities:
Conversion of Operating Partnership Units held by noncontrolling interests for common stock	$1,003	$—

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At June 30, 2009, the Company had direct and indirect equity interests in 628 operating storage facilities located in 33 states and Washington, D.C.  In addition, the Company managed 110 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 738.

The Company operates in two distinct segments: (1) property management, acquisition and development; and (2) rental operations. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities.  As of June 30, 2009, there were 22 development projects in process that the Company expects to complete by the third quarter of 2010.  The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Form 8-K dated June 5, 2009, updating Items 6, 7 and 8 of the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain amounts in the 2008 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation.  Such reclassification did not impact previously reported net income or accumulated deficit.

Revisions to Prior Period Numbers

Effective January 1, 2009, the Company adopted certain recently issued accounting standards that required the Company to retroactively adopt the presentation and disclosure requirements and to restate prior period financial statements as noted in “Recently Issued Accounting Standards,” below.  The Company also revised the amounts allocated to its noncontrolling interests in its Operating Partnership and calculated earnings per share for 2008.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  As a result of the issuance of FAS 160, the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities” was amended to include redeemable noncontrolling interests within its scope.  If noncontrolling interests are determined to be redeemable, they are to be carried at the higher of (a) their carrying value or (b) their redeemable value as of the balance sheet date and reported as temporary equity.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests, with all other requirements applied prospectively.   The Company adopted FAS 160 and related guidance effective January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  FAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company adopted FAS 161 effective January 1, 2009.  Since FAS 161 only requires additional disclosures concerning derivatives and hedging activities, the adoption of FAS 161 did not have any impact on the Company’s net income (loss), cash flows, or financial position.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and has applied this guidance to all periods presented.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, FSP 107-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Companies will also be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments and describe any changes in the methods or methodology occurring during the period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted, but does not require disclosures for earlier periods presented for comparative purposes at adoption. The Company adopted FSP 107-1 effective June 15, 2009 and has applied this guidance to all periods presented.  The adoption of FSP 107-1 did not have any impact on the Company’s net income (loss), cash flows, or financial position.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption for periods ending after March 15, 2009 permitted. FSP 115-2 does not require disclosures for earlier periods presented for comparative purposes at adoption.  The Company adopted FSP 157-4 effective March 15, 2009 and has applied this guidance to all periods presented.  The adoption of FSP 157-4 did not have any impact on the Company’s net income (loss), cash flows, or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 7, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”), which amends guidance in FIN 46(R) for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the effect of the adoption of FAS 167 on its financial statements.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Notes payable associated with Swap Agreement	$(63,492)	$—	$(63,492)	$—
Other assets - Swap Agreement	200	—	200	—
Total	$(63,292)	$—	$(63,292)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009.

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

When real estate assets are identified as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs, using significant unobservable inputs.  If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, then a valuation allowance is established.  The operations of assets held for sale or sold during the period are generally presented as discontinued operations for all periods presented.

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

On June 2, 2009, the Company announced the wind-down of its development activities.  As a result of this change, the Company reviewed its properties under construction, unimproved land and its investments in development projects for potential impairments.  This review included the preparation of updated models based on current market conditions, obtaining appraisals and reviewing recent sales and list prices of undeveloped land and mature self storage facilities.  Based on this review, the Company has identified certain assets as being impaired.  The impairments relating to long lived assets where the Company intends to complete the development and hold the asset are the result of the estimated future undiscounted cash flows being less than the current carrying value of the assets.  The Company compared the carrying value of certain undeveloped land and seven condominiums that the Company intends to sell to the fair market value of similar undeveloped land and condominiums.  For the assets that the Company intends to sell, where the current estimated fair market value less costs to sell was below the carrying value, the Company reduced the asset to the current fair market value less selling costs and recorded an impairment charge.  The impairments relating to investments in development joint ventures are the result of the Company comparing the estimated current fair market value to the carrying value of the investment.  For those investments in development joint ventures where the current estimated fair market value was below the carrying value, the Company reduced the investment to the current fair market value through an impairment charge.

The following table provides information for each major category of assets and liabilities that are measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Long-lived assets held and used	$12,392	$—	$—	$12,392	$(6,862)
Investments in real estate ventures	9,934	—	—	9,934	(2,936)
Real estate assets held for sale included in net real estate assets	11,275	—	—	11,275	(9,085)
	$33,601	$—	$—	$33,601	$(18,883)

3.              NET INCOME (LOSS) PER SHARE

Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares (“CCSs”), Contingent Conversion Units (“CCUs”), exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income (loss) is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, or reduce earnings per share, are included.

The Company’s Operating Partnership has $95,163 principal amount of exchangeable senior notes issued and outstanding as of June 30, 2009 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.48 per share at June 30, 2009, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the second quarter of 2009; therefore holders of the exchangeable senior notes may not elect to convert them during the third quarter of 2009.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FAS 128 requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at June 30, 2009 or 2008 because there was no excess over the accreted principal for the period.

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

For the three months ended June 30, 2009 and 2008, options to purchase 5,698,996 and 547,392 shares of common stock and for the six months ended June 30, 2009 and 2008, 5,773,724 and 561,600 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All unreleased restricted stock grants have been included in basic and diluted shares outstanding as required by EITF 03-6-1 because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to common stockholders	$(7,541)	$6,497	$20,078	$10,832

Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	1,082	1,963	4,473	3,808
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)	(2,875)	(2,875)
Net income (loss) for diluted computations	$(7,897)	$7,022	$21,676	$11,765

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	86,397,618	73,900,524	86,170,270	70,034,123
Operating Partnership units	4,150,040	4,090,771	4,150,040	4,090,771
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Dilutive and cancelled stock options and CCS/CCU conversions	69,865	591,492	65,126	531,755
Average number of common shares outstanding - diluted	91,607,503	79,572,767	91,375,416	75,646,629

Net income (loss) per common share
Basic	$(0.09)	$0.09	$0.23	$0.15
Diluted	$(0.09)	$0.09	$0.23	$0.15

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	June 30, 2009	December 31, 2008

Land - operating	$465,244	$461,883
Land - development	65,259	64,392
Buildings and improvements	1,577,484	1,555,598
Intangible assets - tenant relationships	33,355	33,234
Intangible lease rights	6,150	6,150
	2,147,492	2,121,257
Less: accumulated depreciation and amortization	(207,260)	(182,335)
Net operating real estate assets	1,940,232	1,938,922
Real estate under development	89,310	58,734
Net real estate assets	$2,029,542	$1,997,656

Real estate assets held for sale included in net real estate assets	$11,275	$—

Real estate assets held for sale include five parcels of vacant land and seven condominiums currently under construction.

On April 10, 2009, the Company sold vacant land in Los Angeles, California for cash of $4,652. A loss of $343 was recorded as a result of this sale, and is included in unrecovered development and acquisition costs.

5.              PROPERTY ACQUISITIONS

The following table shows the Company’s acquisitions of operating properties for the six months ended June 30, 2009, and does not include purchases of raw land or improvements made to existing assets:

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

6.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	June 30, 2009	December 31, 2008

Extra Space West One LLC (“ESW”)	5%	40%	$1,305	$1,492
Extra Space West Two LLC (“ESW II”)	5%	40%	4,814	4,874
Extra Space Northern Properties Six, LLC (“ESNPS”)	10%	35%	1,451	1,482
Extra Space of Santa Monica LLC (“ESSM”)	41%	41%	2,532	3,225
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,239	3,318
PRISA Self Storage LLC (“PRISA”)	2%	17%	12,073	12,460
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	10,350	10,431
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	3,968	4,118
VRS Self Storage LLC (“VRS”)	45%	9%	46,410	47,488
WCOT Self Storage LLC (“WCOT”)	5%	20%	5,122	5,229
Storage Portfolio I, LLC (“SP I”)	25%	40%	16,913	17,471
Storage Portfolio Bravo II (“SPB II”)	20%	25-45%	13,925	14,168
U-Storage de Mexico S.A. and related entities (“U-Storage”)	35-40%	35-40%	7,379	9,205
Other minority owned properties	10-50%	10-50%	2,791	1,830
			$132,272	$136,791

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Equity in earnings of ESW	$275	$371	$584	$693
Equity in earnings (losses) of ESW II	(6)	(21)	(10)	(38)
Equity in earnings of ESNPS	49	64	96	119
Equity in earnings of Clarendon	89	98	184	189
Equity in earnings (losses) of PRISA	(20)	169	147	346
Equity in earnings of PRISA II	140	148	277	296
Equity in earnings of PRISA III	59	55	116	126
Equity in earnings of VRS	527	67	1,052	131
Equity in earnings of WCOT	61	72	129	147
Equity in earnings of SP I	230	293	465	553
Equity in earnings of SPB II	108	149	234	321
Equity in earnings (losses) of U-Storage	(1)	(43)	9	(116)
Equity in earnings (losses) of other minority owned properties	130	(49)	253	(172)
	$1,641	$1,373	$3,536	$2,595

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

As of June 30, 2009, there were no amounts for Montrose and Eastern Avenue included in Investments in Real Estate on the Company’s consolidated balance sheet.  No liability was recorded associated with the Company’s guarantee of the construction loans of Montrose or Eastern Avenue.  The Company’s maximum exposure to loss for each joint venture as of June 30, 2009 is the total of the guaranteed loan balance, the payables due to the Company and the Company’s investment balances in each joint venture.  The Company believes that the risk of incurring a loss as a result of having to perform on the guarantee is remote and therefore no liability has been recorded. Also, repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.  The following table compares the liability balances and the maximum exposure to loss related to Montrose and Eastern Avenue as of June 30, 2009:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	exposure
	Balance	balance	loan	Company	to loss	Difference
Eastern Avenue	$—	$—	$5,484	$1,697	$7,181	$(7,181)
Montrose	—	—	7,295	1,385	8,680	(8,680)
	$—	$—	$12,779	$3,082	$15,861	$(15,861)

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

In January 2009, the Company purchased a lender’s interest in a construction loan to a joint venture that owns a single property located in Sacramento, CA.  The construction loan was to ESS of Sacramento One LLC, a joint venture in which the Company owns a 50% interest.  This joint venture was not consolidated and was not considered a VIE JV as of December 31, 2008.  The Company considers the purchase of this loan to be a reconsideration event and now considers ESS of Sacramento One LLC to be a VIE JV and has determined that the Company now bears the majority of the risk of loss.  As a result of this loan purchase by the Company, the joint venture is now consolidated. The assets and liabilities were recorded at fair value as required by FAS 141(R).

The Company performs development services for Washington Ave. and ESS of Plantation LLC in exchange for a development fee of 2% and 1% of budgeted costs, respectively.   The Company performs management services for ESS of Sacramento One LLC and Franklin Blvd. in exchange for a management fee of approximately 6% of cash collected by the properties.

The table below illustrates the financing of each of the VIE JVs as well as the carrying amounts of the related assets and liabilities as of June 30, 2009:

		Excess			Payables	Payables and	Company’s	JV Partners’
Joint	Equity	Profit			to Company	Other	Equity	Equity (non-
Venture	Ownership %	Participation %	Total Assets	Notes Payable	(eliminated)	Liabilities	(eliminated)	controlling interest)
ESS of Sacramento One LLC	50%	50%	$10,364	$5,000	$5,247	$49	$(516)	$584
Franklin Blvd.	50%	50%	7,098	5,149	1,987	84	(61)	(61)
Washington Ave.	50%	50%	9,597	4,457	2,875	731	767	767
ESS of Plantation LLC	72%	40%	2,087	—	6	49	1,472	560
			$29,146	$14,606	$10,115	$913	$1,662	$1,850

Except as disclosed above, the Company has not provided financial or other support during the periods presented to these VIEs that it was not previously contractually obligated to provide.  The Company has guaranteed the notes payable for these VIEs.  The notes payable are secured by the related self-storage properties and are non-recourse.  If the joint ventures default on the loans, the Company may be forced to repay its portion of the balance owed.  However, repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company, and the Company believes that the risk of incurring a loss as a result of having to perform on the guarantees is remote.

7.              OTHER ASSETS

The components of other assets are summarized as follows:

	June 30, 2009	December 31, 2008

Equipment and fixtures	$11,146	$10,671
Less: accumulated depreciation	(8,141)	(7,309)
Other intangible assets	3,296	3,296
Deferred financing costs, net	13,321	12,330
Prepaid expenses and deposits	6,578	5,828
Accounts receivable, net	9,493	11,120
Fair value of interest rate swaps	200	647
Investments in Trusts	3,590	3,590
Deferred tax asset	3,003	2,403
	$42,486	$42,576

8.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	June 30, 2009	December 31, 2008
Fixed Rate
Mortgage and construction loans with banks (inclulding loans subject to interest rate swaps) bearing interest at fixed rates between 4.65% and 7.30%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between August 2009 and April 2019.	$949,960	$818,166

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to reverse interest rate swaps) based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.45% (1.76% and 1.89% at June 30, 2009 and December 31, 2008, respectively) and LIBOR plus 3.25% (3.56% and 3.69% at June 30, 2009 and December 31, 2008, respectively). Interest rates based on Prime are at Prime plus 1.50% (4.75% and 4.75% at June 30, 2009 and December 31, 2008, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between October 2009 and May 2014.

	115,542	125,432

	$1,065,502	$943,598

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at June 30, 2009.

9.              DERIVATIVES

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

In October 2004, the Company entered into a reverse interest rate swap agreement (“Reverse Swap Agreement”) to float $61,770 of 4.30% fixed interest rate. The Company entered into the Reverse Swap Agreement to hedge the risk of changes in the fair value of the related debt attributed to changes in interest rates.  The Reverse Swap Agreement allowed fluctuations in the fair value of the debt to be offset by the value of the interest rate swap.  The fair value of the Swap Agreement was determined through observable prices in active markets for identical agreements.  Under this Reverse Swap Agreement, the Company received interest at a fixed rate of 4.30% and paid interest at a variable rate equal to LIBOR plus 0.65%. The Reverse Swap Agreement expired on June 1, 2009.

Monthly variable interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	Three months ended June 30,		Six months ended June 30,
Type	Income (Expense)	2009	2008	2009	2008
Reverse Swap Agreement (fair value hedge)	Interest expense	$495	$119	$916	$7
Swap Agreement (cash flow hedge)	Interest expense	(244)	—	(244)	—
		$251	$119	$672	$7

On June 30, 2008, the Company entered into a loan agreement in the amount of $64,530 secured by certain properties.  The loan bears interest at LIBOR plus 2.0%, maturing on June 30, 2011.  The loan agreement has a two year extension, at the option of the Company, which would extend the loan maturity to June 30, 2013.  On January 28, 2009, the Company entered into an interest rate swap agreement (“Swap Agreement”) with an effective date of February 1, 2009 and a maturity date of June 30, 2013.  Under the Swap Agreement, the Company will receive interest at a variable rate of LIBOR plus 2.0% and pay interest at a fixed rate of 4.24%. The Company entered into the Swap Agreement to hedge the risk of changes in interest rate payments attributed to changes in the LIBOR rate.  The other critical terms of the Swap Agreement are identical to those of the underlying debt.  This Swap Agreement is a cash flow hedge, as defined by FAS 133, and the effective portion of the gain or loss on the Swap Agreement will be reported as a component of other comprehensive income and reclassified into interest expense when the forecasted transaction affects earnings.   Information relating to the gain recognized relating to the Swap Agreement is as follows:

	Gain/(loss) recognized in OCI	Location of amounts	Gain/(loss) reclassified from OCI
Type	Six months ended June 30, 2009	reclassified from OCI into income	Six months ended June 30, 2009
Swap Agreement (cash flow hedge)	$200	Interest expense	$—

The Swap Agreement was highly effective for the three and six months ended June 30, 2009.

The balance sheet classification and carrying amounts of the Reverse Swap Agreement and the Swap Agreement are as follows:

	Asset/(Liability) Derivatives
	June 30, 2009		December 31, 2008
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments under FAS 133:	Location	Value	Location	Value
Reverse Swap Agreement (expired 6/1/2009)	n/a	$—	Other assets	$647
Swap Agreement	Other assets	200	n/a	—
		$200		$647

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

The Company follows FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the consolidation of VIEs.  Under FIN 46R, Trust, Trust II and Trust III are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have adequate decision making ability over the trusts’ activities because of their lack of voting or similar rights.  Because the Operating Partnership’s investment in the trusts’ common securities was financed directly by the trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk.  The Operating Partnership’s investment in the trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the trusts.  Since the Company is not the primary beneficiary of the trusts, they have not been consolidated.  A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II and Trust III by the Company.  The Company has also recorded its investment in the trusts’ common securities as other assets.

The Company has not provided financing or other support during the periods presented to the trusts that it was not previously contractually obligated to provide.  The Company’s maximum exposure to loss as a result of its involvement with the trusts is equal to the total amount of the notes discussed above less the amounts of the Company’s investments in the trusts’ common securities.  The net amount is the notes payable that the trusts owe to third parties for their investments in the trusts’ preferred securities.  Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of June 30, 2009:

	Notes payable
	to Trusts as of	Maximum
	June 30, 2009	exposure to loss	Difference
Trust	$36,083	$35,000	$1,083
Trust II	42,269	41,000	1,269
Trust III	41,238	40,000	1,238
	$119,590	$116,000	$3,590

As noted above, these differences represent the amounts that the trusts would repay the Company for its investment in the trusts’ common securities.

11.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,700. These costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of June 30, 2009. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate of approximately 43.1091 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

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

Adoption of FSP APB 14-1

In May 2008, the FASB issued FSP ABP 14-1.  Under FSP APB 14-1, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company retroactively adopted FSP APB 14-1 effective January 1, 2009.  As a result, the liability and equity components of the Notes are now accounted for separately.  The equity component is included in the paid-in-capital section of stockholders’ equity on the condensed consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component.  The discount is being amortized over the period of the debt as additional interest expense.

Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	June 30, 2009	December 31, 2008
Carrying amount of equity component	$19,726	$21,779

Principal amount of liability component	$95,163	$209,663
Unamortized discount	(5,070)	(13,031)
Net carrying amount of liability component	$90,093	$196,632

The discount will be amortized over the remaining period of the debt through its first redemption date (April 1, 2012).  The effective interest rate on the liability component is 5.75%.  The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contractual interest	$1,135	$2,266	$2,853	$4,531
Amortization of discount	563	1,059	1,404	2,088
Total interest expense recognized	$1,698	$3,325	$4,257	$6,619

Repurchases of Notes

During May 2009, the Company repurchased $43,000 principal amount of Notes.  The Company paid cash of $36,340 to repurchase the Notes, exclusive of $268 paid for interest accrued on the repurchased Notes through the date of repurchase.

During March 2009, the Company repurchased $71,500 principal amount of Notes.  The Company paid cash of $44,513 to repurchase the Notes, exclusive of $1,136 paid for interest accrued on the repurchased Notes through the date of repurchase.

During October 2008, the Company repurchased $40,337 principal amount of Notes.  The Company paid cash of $31,721 to repurchase the Notes, exclusive of $35 paid for interest accrued on the repurchased Notes through the date of repurchase.

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

Information on the repurchases and the related gains is as follows:

	May 2009	March 2009	October 2008
			(As revised—see Note 2)
Principal amount repurchased	$43,000	$71,500	$40,337
Amount allocated to:
Extinguishment of liability component	$35,000	$43,800	$30,696
Reacquisition of equity component	1,340	713	1,025
Total cash paid for repurchase	$36,340	$44,513	$31,721

Exchangeable senior notes repurchased	$43,000	$71,500	$40,337
Extinguishment of liability component	(35,000)	(43,800)	(30,696)
Discount on exchangeable senior notes	(2,349)	(4,208)	(2,683)
Related debt issuance costs	(558)	(1,009)	(646)
Gain on repurchase	$5,093	$22,483	$6,312

12.       LINES OF CREDIT

On October 19, 2007, the Operating Partnership entered into a $100,000 revolving line of credit (the “Credit Line”) that matures October 31, 2010 with two one-year extensions available.  The Company intends to use the proceeds of the Credit Line to repay debt and for general corporate purposes.  The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company (1.31% at June 30, 2009).  The Credit Line is collateralized by mortgages on certain real estate assets.  As of June 30, 2009, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.  $100,000 and $27,000 was drawn on the Credit Line as of June 30, 2009 and December 31, 2008, respectively.  The Company is subject to certain restrictive covenants relating to the Credit Line.  The Company was in compliance with all covenants as of June 30, 2009.

On February 13, 2009, the Company entered into a $50,000 revolving secured line of credit (the “Secondary Credit Line”) that is collateralized by mortgages on certain real estate assets and matures on February 13, 2012.  The Company intends to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.56% at June 30, 2009).  As of June 30, 2009, there were no amounts drawn on the Secondary Credit Line.  The Company is subject to certain restrictive covenants relating to the Secondary Credit Line.  The Company was in compliance with all covenants as of June 30, 2009.

13.       OTHER LIABILTIES

The components of other liabilities are summarized as follows:

	June 30, 2009	December 31, 2008

Deferred rental income	$12,823	$12,535
Lease obligation liability	6,805	3,029
Income taxes payable	364	2,825
Other miscellaneous liabilities	6,831	3,878
	$26,823	$22,267

14.       RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services to certain joint ventures, franchises, third parties and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from properties for the management of operations at the self-storage facilities.

Management fee revenues for related parties and affiliated real estate joint ventures are summarized as follows:

		For the Three Months ended June 30,		For the Six Months ended June 30,
Entity	Type	2009	2008	2009	2008

ESW	Affiliated real estate joint ventures	$99	$110	$202	$218
ESW II	Affiliated real estate joint ventures	77	76	154	151
ESNPS	Affiliated real estate joint ventures	111	117	228	231
PRISA	Affiliated real estate joint ventures	1,179	1,258	2,431	2,521
PRISA II	Affiliated real estate joint ventures	977	1,026	2,002	2,057
PRISA III	Affiliated real estate joint ventures	416	438	841	881
VRS	Affiliated real estate joint ventures	280	291	567	583
WCOT	Affiliated real estate joint ventures	359	381	732	765
SP I	Affiliated real estate joint ventures	306	318	627	638
SPB II	Affiliated real estate joint ventures	233	251	476	506
Various	Franchisees, third parties and other	1,238	1,077	2,234	1,869
		$5,275	$5,343	$10,494	$10,420

Receivables from related parties and affiliated real estate joint ventures are summarized as follows:

	June 30, 2009	December 31, 2008

Development fees receivable	$250	$1,382
Other receivables from properties	5,416	9,953
	$5,666	$11,335

Development fees receivable consist of amounts due for development services from third parties and unconsolidated affiliated joint ventures.  The Company earns development fees of 1% - 6% of budged costs on development projects.  Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the properties that the Company manages.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at June 30, 2009 or December 31, 2008.

Centershift, a related party service provider, is partially owned by certain directors and members of management of the Company.  Effective January 1, 2004, the Company entered into a license agreement with Centershift to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $293 and $222 for the three months ended June 30, 2009 and 2008, respectively, and $584 and $427 for the six months ended June 30, 2009 and 2008, respectively, relating to the purchase of software and to license agreements.

The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, the Company’s Chairman and Chief Executive Officer.  Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft.  The Company paid SpenAero $130 and $50 for the three months ended June 30, 2009 and 2008, respectively, and $310 and $160, for the six months ended June 30, 2009 and 2008, respectively.  The services that the Company receives from SpenAero are similar in nature and price to those that are provided to third parties.

15.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2009, 86,432,978 shares of common stock were issued and outstanding and no shares of preferred stock or CCSs were issued and outstanding.

All holders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders.  The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

Unlike the Company’s shares of common stock, CCSs did not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, a portion of the CCSs were automatically converted into shares of the Company’s common stock. Each CCS was convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ended December 31, 2008, the Company calculated the net operating income from the 14 wholly-owned properties over the 12-

month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some of the CCSs were converted so that the total percentage of CCSs issued in connection with the formation transactions that had been converted to common stock was equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600. The 1,087,790 CCSs remaining unconverted through the calculation made in respect of the 12-month period ended December 31, 2008 were cancelled as of February 4, 2009 and restored to the status of authorized but unissued shares of common stock.

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

17.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.39% majority ownership interest therein as of June  30, 2009. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.61% are held by certain former owners of assets acquired by the Operating Partnership, which include officers and a director of the Company.  As of June 30, 2009, the Operating Partnership had 4,150,040 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or CCUs. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. When the Company elects to exchange the OP units for shares of its common stock, the noncontrolling interest is reduced by the fair value of the OP units on the day of exchange, and the Company’s equity is increased for the fair value of the common stock issued with the difference being recorded to the Company’s retained earnings. The ten day average closing stock price at June 30, 2009 was $8.07 and there were 4,150,040 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on June 30, 2009 and the Company elected to pay the noncontrolling members cash, the Company would have paid $33,491 in cash consideration to redeem the OP units.

During April 2009, 114,928 OP units were redeemed in exchange for the Company’s common stock.

Unlike the OP units, CCUs did not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, a portion of the CCUs automatically converted into OP units. Each CCU was convertible on a one-for-one basis into OP units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ended December 31, 2008, the Company calculated the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some of the CCUs were converted so that the total percentage of CCUs issued in connection with the formation transactions that were converted to OP units was equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600.  The 55,957 CCUs remaining unconverted through the calculation made in respect of the 12-month period ended December 31, 2008 were cancelled as of February 4, 2009.

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

18.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in nine consolidated self-storage properties as of June 30, 2009.  Five of these consolidated properties were under development, and four were in the lease-up stage during the six months ended June 30, 2009.  The ownership interests of the third party owners range from 5% to 50%.  As required by FAS 160, other noncontrolling interests are included in the stockholders’ equity section of the Company’s consolidated balance sheet.  The income or losses attributable to these third party owners based on their ownership percentages are reflected in net (income) loss allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

In April 2009, the Company requested a capital contribution from its partners in Westport Ewing LLC, a consolidated joint venture, in order to refinance the joint venture’s loan with its current lender.  The partners were unable to provide their pro rata share of the funds required to satisfy the bank and deeded their interest in Westport Ewing LLC to the Company on June 1, 2009.  As a result, the property held by this joint venture became a wholly owned property of the Company.  The Company recorded a loss of $800 related to the reassessment of the fair value of the property.

19.       STOCK-BASED COMPENSATION

The Company has the following plans under which shares were available for grant at June 30, 2009:

•                  The 2004 Long-Term Incentive Compensation Plan as amended and restated, effective March 25, 2008, and

•                  The 2004 Non-Employee Directors’ Share Plan (together, the “Plans”).

Option grants are issued with an exercise price equal to the closing price of the Company’s common stock on the date of grant.  Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, options vest ratably over a four-year period beginning on the date of grant.  Each option will be exercisable once it has vested.  Options are exercisable at such times and subject to such terms as determined by the Compensation, Nominating and Governance Committee, but under no circumstances will be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter.  Options expire 10 years from the date of grant.

Also, as defined under the terms of the Plans, restricted stock grants may be awarded.  The stock grants are subject to a performance or vesting period over which the restrictions are lifted and the stock certificates are given to the grantee.  During the performance or vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plans, however the grantee has the ability to vote the shares and receive non-forfeitable dividends paid on the shares.  The forfeiture and transfer restrictions on the shares lapse over a four-year period beginning on the date of grant.

As of June 30, 2009, 3,476,276 shares were available for issuance under the Plans.

Option Grants to Employees

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of June 30, 2009
Outstanding at December 31, 2008	2,841,923	$14.76
Granted	723,000	6.22
Forfeited	(25,250)	14.84
Outstanding at June 30, 2009	3,539,673	$13.02	6.91	$1,540
Vested and Expected to Vest	3,348,235	$13.26	6.77	$1,238
Ending Exercisable	2,090,533	$14.22	5.70	$—

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2009	2008

Expected volatility	48%	26%
Dividend yield	6.9%	6.4%
Risk-free interest rate	2.5%	2.7%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term.  The forfeiture rate, which is estimated at a weighted-average of 19.43% of unvested options outstanding as of June 30, 2009, is adjusted based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded compensation expense relating to outstanding options of $216 and $232 for the three months ended June 30, 2009 and 2008, respectively, and $477 and $495 for the six months ended June 30, 2009 and 2008, respectively.  The Company received cash from the exercise of options of $0 and $274 for the three months ended June 30, 2009 and 2008, respectively, and $0 and $940 for the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, there was $1,474 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.65 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at June 30, 2009, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Common Stock Granted to Employees and Directors

The Company granted 223,828 and 182,139 shares of common stock to certain employees and directors, without monetary consideration under the Plans during the three months ended June 30, 2009 and 2008, respectively, and 538,865 and 353,939 shares during the six months ended June 30, 2009 and 2008, respectively.  The Company recorded compensation expense related to outstanding shares of common stock granted to employees and directors of $1,045 and $951 for the three months ended June 30, 2009 and 2008, respectively, and $1,683 and $1,489 for the six months ended June 30, 2009 and 2008, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2008	441,204	$16.21
Granted	538,865	6.14
Released	(109,863)	16.41
Cancelled	(11,146)	10.73
Unreleased at June 30, 2009	859,060	$9.94

20.       INCOME TAXES

As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary (“TRS”).  In general, the Company’s TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company accounts for income taxes in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”).  Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.  There was no material income tax provision for the three and six months ended June 30, 2008.

The income tax provision for the six months ended June 30, 2009 is comprised of the following components:

	For the Six Months Ended June 30, 2009
	Federal	State	Total
Current	$1,998	$194	$2,192
Deferred benefit	(547)	(54)	(601)
Total tax expense	$1,451	$140	$1,591

The major sources of temporary differences stated at their deferred tax effect at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Captive insurance subsidiary	$88	$109
Fixed assets	(251)	34
Various liabilities	1,455	1,042
Stock compensation	1,711	1,218
State net operating losses	688	587
	3,691	2,990
Valuation allowance	(688)	(587)
Net deferred tax asset	$3,003	$2,403

The state income tax net operating losses expire between 2012 and 2027 and have been fully reversed through the valuation allowance.

21.       UNRECOVERED DEVELOPMENT AND ACQUISITION COSTS AND SEVERANCE COSTS ASSOCIATED WITH THE WIND-DOWN OF DEVELOPMENT PROGRAM

On June 2, 2009, the Company announced that it had begun the wind-down of its development program. As a result of the decision, the Company incurred $18,883 of impairment charges in order to write down the carrying value of undeveloped land, development projects that will be completed and investments in development projects to their estimated fair values less cost to sell.  In addition, the Company recorded severance costs of $1,400. The Company expects to spend approximately $50,000 to $55,000 on the completion of 18 remaining wholly-owned development properties currently under construction. Construction of these properties is estimated to be completed by the third quarter of 2010.

Unrecovered development and acquisition costs incurred during the three and six months ended June 30, 2008 include $1,257 relating to due diligence costs that were part of an unsuccessful attempt by the Company to purchase a large portfolio of properties in May and June of 2008.  The remainder of these costs relate to entitlement and other due diligence work done on development projects that the Company elected not to pursue.

22.       SEGMENT INFORMATION

The Company operates in two distinct segments: (1) property management, acquisition and development and (2) rental operations. Financial information for the Company’s business segments is set forth below:

	June 30, 2009	December 31, 2008
Balance Sheet
Investment in real estate ventures
Rental operations	$132,272	$136,791

Total assets
Property management, acquisition and development	$572,006	$479,591
Rental operations	1,810,438	1,811,417
	$2,382,444	$2,291,008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statement of Operations
Total revenues
Property management, acquisition and development	$10,363	$9,451	$20,208	$18,134
Rental operations	58,705	57,885	118,114	114,909
	$69,068	$67,336	$138,322	$133,043

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$32,686	$13,355	$45,032	$24,912
Rental operations	34,008	32,186	68,993	64,056
	$66,694	$45,541	$114,025	$88,968

Income (loss) before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable notes, loss on sale of investments available for sale and income tax expense
Property management, acquisition and development	$(22,323)	$(3,904)	$(24,824)	$(6,778)
Rental operations	24,697	25,699	49,121	50,853
	$2,374	$21,795	$24,297	$44,075

Interest expense
Property management, acquisition and development	$445	$(1,387)	$(1,984)	$(2,764)
Rental operations	(16,824)	(15,634)	(31,031)	(31,640)
	$(16,379)	$(17,021)	$(33,015)	$(34,404)

Interest income
Property management, acquisition and development	$321	$870	$853	$1,295

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,212	$1,212	$2,425	$2,425

Equity in earnings of real estate ventures
Rental operations	$1,641	$1,373	$3,536	$2,595

Gain on repurchase of exchangeable notes payable
Property management, acquisition and development	$5,093	$—	$27,576	$—

Loss on sale of investments available for sale
Property management, acquisition and development	$—	$—	$—	$(1,415)

Income tax expense
Property management, acquisition and development	$(943)	$113	$(1,591)	$(187)

Net income (loss)
Property management, acquisition and development	$(16,195)	$(3,096)	$2,455	$(7,424)
Rental operations	9,514	11,438	21,626	21,808
	$(6,681)	$8,342	$24,081	$14,384

Depreciation and amortization expense
Property management, acquisition and development	$399	$374	$804	$726
Rental operations	12,441	11,323	24,559	22,552
	$12,840	$11,697	$25,363	$23,278

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(24,001)	$(37,017)

Development and construction of real estate assets
Property management, acquisition and development			$(43,293)	$(31,124)

23.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed two construction loans for unconsolidated partnerships that own development properties in Baltimore, Maryland and Chicago, Illinois. These properties are owned by joint ventures in which the Company has 10% equity interests. These guarantees were entered into in November 2004 and July 2005, respectively.  At June 30, 2009, the total amount of guaranteed mortgage debt relating to these joint ventures was $12,779.  These mortgage loans mature December 12, 2009 and July 28, 2009, respectively. If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at June 30, 2009 was $15,861. The Company recorded no liability in relation to these guarantees as of June 30, 2009, as the fair values of the guarantees were not material. To date, the joint ventures have not defaulted on their mortgage debt. The Company believes the risk of incurring a loss as a result of having to perform on these guarantees is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of June 30, 2009, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

24.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 7, 2009.

Extra Space Storage Inc.

Management’s Discussion and Analysis

Amounts in thousands, except property and share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2008, as updated in our Form 8-K filed on June 5, 2009. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” Amounts are in thousands (except property and share data and unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain amounts in the unaudited condensed consolidated financial statements have been restated to reflect the retroactive application of new accounting standards.  Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2008, as updated in our Form 8-K filed on June 5, 2009, describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire and redevelop professionally managed self-storage properties. We derive substantially all of our revenues from rents received from tenants under existing leases at each of our self-storage properties, from management fees on the properties we manage for joint-venture partners, franchisees and unaffiliated third parties and from our tenant reinsurance program.  Our management fee is equal to approximately 6% of cash collected by the managed properties.

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

Recent U.S. and international market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the second half of 2008 and the first two quarters of 2009.  For the six months ended June 30, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability.  Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of June 30, 2009, we owned or had ownership interests in 628 operating self-storage properties. Of these properties, 281 are wholly-owned and 347 are held in joint ventures. In addition, we managed an additional 110 properties for franchisees or third parties bringing the total number of operating properties which we own and/or manage to 738.  These properties are located in 33 states and Washington, D.C.  As of June 30, 2009, we owned and/or managed approximately 53 million square feet of space with more than 300,000 customers.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2009, the median length of stay was approximately eleven months.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of June 30, 2009 and 2008. The information as of June 30, 2008 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2009 were under our control as of June 30, 2008.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2009(1)	Number of Units as of June 30, 2008	Net Rentable Square Feet as of June 30, 2009(2)	Net Rentable Square Feet as of June 30, 2008	Square Foot Occupancy % June 30, 2009	Square Foot Occupancy % June 30, 2008
Wholly-owned properties
Alabama	1	587	582	76,960	76,025	81.0%	82.3%
Arizona	5	2,836	2,848	347,138	347,318	84.0%	89.0%
California	46	36,828	37,358	3,625,317	3,647,587	83.5%	86.2%
Colorado	8	3,796	3,800	476,409	476,084	85.3%	90.2%
Connecticut	3	2,028	2,036	178,115	178,115	88.8%	86.0%
Florida	31	20,536	20,606	2,186,609	2,185,814	81.8%	83.6%
Georgia	12	6,433	6,436	837,242	835,326	83.1%	90.4%
Hawaii	2	2,859	2,869	145,657	149,917	77.3%	83.8%
Illinois	5	3,323	3,267	342,092	339,014	81.9%	83.2%
Indiana	6	3,510	3,525	412,796	415,107	86.6%	90.5%
Kansas	1	508	504	50,190	49,690	86.0%	93.3%
Kentucky	3	1,587	1,585	194,101	194,470	90.5%	90.3%
Louisiana	2	1,412	1,409	149,875	148,315	87.3%	90.3%
Maryland	10	7,934	7,932	847,522	844,574	86.7%	86.2%
Massachusetts	26	15,257	15,291	1,573,990	1,574,847	83.8%	85.0%
Michigan	2	1,029	1,042	134,866	135,906	86.1%	93.5%
Missouri	6	3,157	3,149	374,437	374,332	83.3%	88.9%
Nevada	2	1,242	1,255	132,115	132,315	84.5%	88.4%
New Hampshire	2	1,006	1,006	125,691	125,909	84.4%	87.4%
New Jersey	23	18,847	18,858	1,835,821	1,835,271	84.5%	87.1%
New Mexico	1	539	535	69,745	68,090	81.8%	85.5%
New York	10	8,730	8,691	611,426	610,041	81.5%	83.3%
Ohio	4	2,025	2,025	273,242	273,492	88.6%	89.9%
Oregon	1	766	765	103,190	103,450	88.9%	89.8%
Pennsylvania	9	6,574	6,569	688,515	684,059	85.2%	87.4%
Rhode Island	1	730	728	75,521	75,361	88.2%	89.4%
South Carolina	3	1,553	1,554	178,749	178,719	85.1%	92.3%
Tennessee	6	3,494	3,508	473,962	475,267	84.2%	88.4%
Texas	20	12,413	12,425	1,403,160	1,402,715	86.9%	89.5%
Utah	3	1,539	1,537	210,636	210,976	88.3%	93.6%
Virginia	5	3,562	3,578	346,907	347,559	87.0%	89.4%
Washington	4	2,554	2,541	308,015	305,815	88.8%	89.7%
Total Wholly-Owned Stabilized	263	179,194	179,814	18,790,011	18,801,480	84.4%	87.0%

Joint-venture properties
Alabama	3	1,707	1,708	205,958	205,553	83.9%	90.0%
Arizona	11	6,834	6,887	751,614	751,271	83.0%	87.4%
California	77	55,149	55,171	5,650,924	5,641,944	85.8%	90.1%
Colorado	2	1,331	1,334	158,433	158,413	85.9%	87.1%
Connecticut	8	5,993	5,989	693,285	692,477	79.6%	80.6%
Delaware	1	587	589	71,655	71,655	90.2%	90.2%
Florida	23	19,221	19,258	1,941,291	1,939,953	80.6%	84.3%
Georgia	3	1,870	1,889	245,270	246,926	81.7%	83.4%
Illinois	7	4,661	4,675	503,621	504,031	86.0%	88.1%
Indiana	8	3,155	3,151	405,479	405,269	83.1%	87.2%
Kansas	3	1,213	1,222	160,600	163,800	82.7%	86.3%
Kentucky	4	2,279	2,284	269,044	268,358	85.3%	89.0%
Maryland	14	11,073	11,111	1,083,008	1,081,082	85.7%	86.9%
Massachusetts	17	9,218	9,257	1,045,895	1,047,132	82.3%	83.7%
Michigan	10	5,936	5,965	784,703	786,623	84.5%	90.4%
Missouri	2	956	951	117,695	117,715	85.5%	94.1%
Nevada	7	4,615	4,621	619,358	619,079	82.9%	84.5%
New Hampshire	3	1,318	1,320	137,754	138,034	86.2%	88.6%
New Jersey	21	15,671	15,691	1,647,450	1,649,733	82.4%	84.7%
New Mexico	9	4,683	4,691	542,894	539,008	83.2%	85.5%
New York	21	21,655	21,677	1,735,860	1,737,285	86.4%	89.1%
Ohio	11	5,017	5,016	754,347	747,777	80.9%	84.3%
Oregon	2	1,292	1,293	136,660	136,830	84.7%	94.0%
Pennsylvania	10	7,229	7,214	764,655	762,520	87.0%	88.4%
Rhode Island	1	607	607	73,880	73,880	72.0%	79.1%
Tennessee	22	11,766	11,795	1,548,807	1,548,493	85.0%	89.4%
Texas	18	11,724	11,789	1,549,200	1,559,796	82.5%	82.1%
Utah	1	520	519	59,000	59,400	90.3%	94.6%
Virginia	16	11,270	11,279	1,191,393	1,191,648	87.8%	88.7%
Washington	1	545	551	62,730	62,730	89.2%	91.2%
Washington, DC	1	1,536	1,536	102,003	102,003	92.6%	98.2%
Total Stabilized Joint-Ventures	337	230,631	231,040	25,014,466	25,010,418	84.3%	87.3%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2009(1)	Number of Units as of June 30, 2008	Net Rentable Square Feet as of June 30, 2009(2)	Net Rentable Square Feet as of June 30, 2008	Square Foot Occupancy % June 30, 2009	Square Foot Occupancy % June 30, 2008

Managed properties
Alabama	2	825	826	95,175	95,207	92.8%	92.1%
California	6	3,925	3,907	488,335	488,260	72.4%	78.3%
Colorado	1	339	339	31,639	31,639	92.6%	88.1%
Florida	1	650	650	51,966	51,966	83.1%	90.0%
Georgia	5	2,715	2,755	404,165	416,408	71.4%	78.4%
Illinois	4	2,320	2,331	261,666	248,780	74.3%	71.2%
Indiana	1	502	502	55,425	55,425	71.4%	81.0%
Kansas	3	1,519	1,534	226,370	225,460	73.0%	80.1%
Kentucky	1	539	542	65,900	65,900	77.0%	83.1%
Maryland	12	7,666	7,665	842,014	846,925	73.3%	77.1%
Massachusetts	1	1,198	1,204	108,830	108,980	65.6%	68.2%
Missouri	3	1,558	1,525	308,528	306,333	79.9%	74.0%
Nevada	2	1,576	1,576	171,555	171,555	82.7%	87.4%
New Jersey	5	4,337	4,334	419,420	418,512	80.6%	75.9%
New Mexico	2	1,107	1,103	131,797	131,867	88.3%	90.6%
New York	1	704	706	77,955	78,075	81.9%	84.2%
Ohio	4	1,098	1,095	167,060	162,200	57.3%	68.9%
Pennsylvania	20	8,386	8,367	1,018,991	1,018,947	60.5%	66.0%
Tennessee	2	881	886	130,940	130,750	89.5%	92.4%
Texas	3	1,648	1,654	194,935	195,095	88.8%	89.7%
Utah	1	371	371	46,855	46,955	98.2%	98.8%
Virginia	4	2,767	2,788	270,183	269,977	84.9%	85.7%
Washington, DC	2	1,255	1,255	111,759	111,759	87.2%	88.1%
Total Stabilized Managed Properties	86	47,886	47,915	5,681,463	5,676,975	74.3%	77.3%

Total Stabilized Properties	686	457,711	458,769	49,485,940	49,488,873	83.2%	86.0%

(1) Represents unit count as of June 30, 2009, which may differ from June 30, 2008 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2009, which may differ from June 30, 2008 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of June 30, 2009 and 2008. The information as of June 30, 2008 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2009 were under our control as of June 30, 2008.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2009(1)	Number of Units as of June 30, 2008	Net Rentable Square Feet as of June 30, 2009(2)	Net Rentable Square Feet as of June 30, 2008	Square Foot Occupancy % June 30, 2009	Square Foot Occupancy % June 30, 2008
Wholly-owned properties
California	6	4,279	2,073	464,903	209,049	42.1%	41.7%
Florida	1	816	—	71,545	—	26.3%	0.0%
Illinois	4	2,727	1,383	276,435	156,980	36.6%	22.0%
Maryland	2	1,397	635	149,937	79,958	40.1%	31.9%
Massachusetts	3	2,068	2,031	215,617	212,607	66.4%	72.1%
New Jersey	1	636	635	57,300	57,360	50.9%	27.1%
South Carolina	1	622	513	74,657	67,045	83.2%	93.3%
Total Wholly-Owned Lease up	18	12,545	7,270	1,310,394	782,999	46.6%	48.4%

Joint-venture properties
California	4	2,812	2,874	328,172	329,352	56.3%	54.9%
Florida	1	910	827	113,485	113,401	44.3%	48.5%
Illinois	2	1,777	1,812	190,483	190,533	77.9%	71.5%
Maryland	1	853	859	71,349	71,249	79.1%	75.5%
New Jersey	1	712	—	60,098	—	24.2%	0.0%
Rhode Island	1	485	498	55,995	55,645	64.7%	52.9%
Total Lease up Joint-Ventures	10	7,549	6,870	819,582	760,180	59.9%	59.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2009(1)	Number of Units as of June 30, 2008	Net Rentable Square Feet as of June 30, 2009(2)	Net Rentable Square Feet as of June 30, 2008	Square Foot Occupancy % June 30, 2009	Square Foot Occupancy % June 30, 2008

Managed properties
Alabama	1	632	—	77,627	—	0.0%	0.0%
California	1	1,054	1,048	100,236	98,558	27.3%	1.5%
Colorado	1	531	536	60,995	60,940	68.8%	9.8%
Florida	5	3,366	926	316,112	78,130	16.6%	22.0%
Georgia	7	4,745	836	664,183	147,469	38.9%	51.0%
Massachusetts	2	1,591	1,590	151,289	151,549	50.7%	43.2%
New Jersey	1	860	860	77,905	77,770	54.6%	39.3%
New York	1	574	—	37,600	—	1.7%	0.0%
Pennsylvania	2	1,990	1,994	173,044	174,186	30.2%	25.2%
Tennessee	1	508	510	69,550	68,960	53.7%	54.9%
Utah	1	659	—	75,477	—	34.6%	0.0%
Virginia	1	476	480	63,809	63,899	32.9%	12.0%
Total Lease up Managed Properties	24	16,986	8,780	1,867,827	921,461	34.1%	31.0%

Total Lease up Properties	52	37,080	22,920	3,997,803	2,464,640	43.5%	45.4%

(1) Represents unit count as of June 30, 2009, which may differ from June 30, 2008 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2009, which may differ from June 30, 2008 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2009 and 2008

Overview

Results for the three and six months ended June 30, 2009 include the operations of 628 properties (285 of which were consolidated and 343 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2008, which included the operations of 610 properties (265 of which were consolidated and 345 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues:
Property rental	$58,705	$57,885	$820	1.4%	$118,114	$114,909	$3,205	2.8%
Management and franchise fees	5,275	5,343	(68)	(1.3)%	10,494	10,420	74	0.7%
Tenant reinsurance	5,085	3,980	1,105	27.8%	9,704	7,458	2,246	30.1%
Other income	3	128	(125)	(97.7)%	10	256	(246)	(96.1)%
Total revenues	$69,068	$67,336	$1,732	2.6%	$138,322	$133,043	$5,279	4.0%

Property Rental — The increase in property rental revenue for the three and six months ended June 30, 2009 consists of $2,379 and $4,686, respectively associated with acquisitions completed during 2009 and 2008 and $491 and $1,021, respectively from increases in occupancy and rental rates at lease-up properties.  These increases were offset by decreases of $2,050 and $2,502, respectively in revenues at stabilized properties due mainly to a decrease in occupancy compared with the same periods in the prior year.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of cash collected from properties owned by third parties, franchisees and unconsolidated joint ventures.  Revenues from management fees and franchise fees have remained stable compared to the previous year.

Tenant Reinsurance — The increase in tenant reinsurance revenues is due to our continued success in promoting the tenant reinsurance program at our sites during 2008 and the first and second quarters of 2009. Overall customer participation increased to approximately 53% at June 30, 2009 compared to approximately 43% at June 30, 2008.

Other Income — The decrease in other income is primarily due to the expiration of a sublease agreement.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Expenses:
Property operations	$21,567	$20,863	$704	3.4%	$44,434	$41,504	$2,930	7.1%
Tenant reinsurance	1,471	1,370	101	7.4%	2,732	2,532	200	7.9%
Unrecovered development and acquisition costs	18,801	1,428	17,373	1,216.6%	18,883	1,592	17,291	1,086.1%
Severance costs associated with wind-down of development program	1,400	—	1,400	100.0%	1,400	—	1,400	100.0%
General and administrative	10,615	10,183	432	4.2%	21,213	20,062	1,151	5.7%
Depreciation and amortization	12,840	11,697	1,143	9.8%	25,363	23,278	2,085	9.0%
Total expenses	$66,694	$45,541	$21,153	46.4%	$114,025	$88,968	$25,057	28.2%

Property Operations — The increase in property operations expense during the three and six months ended June 30, 2009 was primarily due to increases of $826 and $1,430 associated with acquisitions of new properties during 2008 and 2009, respectively.  For the three months ended June 30, 2009, the increase was offset by a reduction in property tax expense.  For the six months ended June 30, 2009, the property operations expense also increased due to increases in telephone and property taxes.

Tenant Reinsurance — The increase in tenant reinsurance expense is due to the increase in tenant reinsurance contracts.  A portion of tenant reinsurance expense is variable and increases as tenant reinsurance contracts increase.  During 2008 and the first and second quarters of 2009, we continued to promote the tenant reinsurance program and successfully increased overall customer participation to approximately 53% at June 30, 2009 compared to approximately 43% at June 30, 2008.

Unrecovered Development and Acquisition Costs — These costs relate to unsuccessful development and acquisition activities during the periods indicated.  On June 2, 2009, the Company announced that it had begun a wind-down of its development program. As a result of the decision, the Company recorded $18,883 of one time impairment charges in order to write down the carrying value of undeveloped land, development projects that will be completed and investments in development projects to their estimated fair values less cost to sell.  The unrecovered development and acquisition costs incurred in the three and six months ended June 30, 2008 include $1,257 relating to due diligence costs that were part of an unsuccessful attempt by the Company to purchase a large portfolio of properties in May and June of 2008.  The remainder of these costs relate to entitlement and other due diligence work done on development projects that the Company elected not to pursue.

Severance costs associated with wind-down of development program — On June 2, 2009, the Company announced that it has begun a wind-down of its development program. As a result of the decision, the Company recorded severance costs of $1,400.

General and Administrative — The increase in general and administrative expenses was due to the overall cost associated with the management of our properties which increased as we operated 738 properties as of June 30, 2009 compared to 673 properties as of June 30, 2008.

Depreciation and Amortization — The increase in depreciation and amortization expense is a result of additional properties that were added through acquisitions and development in 2008 and 2009.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Other revenue and expenses:
Interest expense	$(15,816)	$(15,962)	$146	(0.9)%	$(31,611)	$(32,316)	$705	(2.2)%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(563)	(1,059)	496	(46.8)%	(1,404)	(2,088)	684	(32.8)%
Interest income	321	870	(549)	(63.1)%	853	1,295	(442)	(34.1)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	—	—	2,425	2,425	—	—
Equity in earnings of real estate ventures	1,641	1,373	268	19.5%	3,536	2,595	941	36.3%
Gain on repurchase of exchangeable senior notes	5,093	—	5,093	100.0%	27,576	—	27,576	100.0%
Loss on sale of investments available for sale	—	—	—	—	—	(1,415)	1,415	(100.0)%
Income tax expense	(943)	113	(1,056)	(934.5)%	(1,591)	(187)	(1,404)	750.8%
Total other revenue (expense)	$(9,055)	$(13,453)	$4,398	(32.7)%	$(216)	$(29,691)	$29,475	(99.3)%

Interest Expense — The decrease in interest expense for the three and six months ended June 30, 2009 consists primarily of a decrease in the Company’s interest rates compared to the same period in the prior year.  As of June 30, 2009, we had drawn

$100,000 on our Credit Line which has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company.  This decrease was slightly offset by new loans on properties acquired during 2008 and 2009.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — The decrease in non-cash interest expense related to amortization of discount on exchangeable senior notes for the three and six months ended June 30, 2009 was due to the Company repurchasing a total of $154,837 of its notes in 2008 and 2009.  The discount associated with the repurchased notes was written off as a result of these repurchases which decreased the ongoing amortization of the discount in 2009 when compared to 2008.

Interest Income — The decrease in interest income is primarily due to the decrease in our investments available for sale from $21,812 to $0 in early 2008 in addition to the decrease in cash compared to the same periods in the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures — The increase in equity in earnings of real estate ventures for the three and six months ended June 30, 2009 compared to the prior year is due primarily to the increase in our investment in the VRS joint venture from 5% to 45% on July 1, 2008.

Gain on Repurchase of Exchangeable Senior Notes — This amount represents the gain recorded on the repurchase of $114,500 principal amount of our exchangeable senior notes in March and May 2009.  There were no repurchases of exchangeable senior notes during the six months ended June 30, 2008.

Loss on Sale of Investments Available for Sale — The amount for the six months ended June 30, 2008 represents the amount of loss recorded on February 29, 2008 related to the liquidation of auction rates securities held in investments available for sale.  There was no loss for the three or six months ended June 30, 2009.

Income tax expense — The increase in income tax expense relates to our net operating loss carryforward being used completely in 2008 in addition to the increased profitability of our TRS.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,369)	$(1,539)	$170	(11.0)%	$(3,175)	$(3,057)	$(118)	3.9%
Net (income) loss allocated to Operating Partnership and other non-controlling interests	509	(306)	815	(266.3)%	(828)	(495)	(333)	67.3%
Total income allocated to noncontrolling interests:	$(860)	$(1,845)	$985	(53.4)%	$(4,003)	$(3,552)	$(451)	12.7%

Net income allocated to Preferred Operating Partnership noncontrolling interests — Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.08% and 1.27% of the remaining net income (loss) allocated after the adjustment for the fixed distribution paid as of June 30, 2009 and 2008, respectively.

Net (income) loss allocated to Operating Partnership and other noncontrolling interests — Income allocated to the Operating Partnership as of June 30, 2009 and 2008 represents approximately 4.55% and 5.23%, respectively, of net income (loss) after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Loss allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures on three properties that were in the lease-up phase during the three and six months ended June 30, 2009.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income (loss) and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses.  The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets.  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income (loss) and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to net cash flow from operating activities, as a measure of liquidity, or as an indicator of our ability to make cash distributions.  The following table sets forth our calculation of FFO for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to common stockholders	$(7,541)	$6,497	$20,078	$10,832

Adjustments:
Real estate depreciation	11,554	9,975	22,984	19,735
Amortization of intangibles	725	1,159	1,248	2,437
Joint venture real estate depreciation and amortization	1,414	1,058	2,809	2,110
Joint venture loss on sale of properties	188	—	188	—
Distributions paid on Preferred Operating Partnership units	(1,437)	(1,437)	(2,875)	(2,875)
Income allocated to Operating Partnership noncontrolling interests	1,082	1,963	4,473	3,808

Funds from operations	$5,985	$19,215	$48,905	$36,047

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

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2009	2008	Change	2009	2008	Change
Same-store rental and tenant reinsurance revenues	$56,277	$57,988	(3.0)%	$113,388	$115,116	(1.5)%
Same-store operating and tenant reinsurance expenses	19,357	20,002	(3.2)%	40,001	40,255	(0.6)%
Same-store net operating income	36,920	37,986	(2.8)%	73,387	74,861	(2.0)%

Non same-store rental and tenant reinsurance revenues	7,513	3,877	93.8%	14,430	7,251	99.0%
Non same-store operating and tenant reinsurance expenses	3,681	2,231	65.0%	7,165	3,781	89.5%

Total rental and tenant reinsurance revenues	63,790	61,865	3.1%	127,818	122,367	4.5%
Total operating and tenant reinsurance expenses	23,038	22,233	3.6%	47,166	44,036	7.1%

Same-store square foot occupancy as of quarter end	84.3%	87.0%		84.3%	87.0%

Properties included in same-store	252	252		252	252

The decrease in same-store rental revenues for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was due to decreased rental rates to incoming customers and a reduction in occupancy due to lower move-in activity and higher move-out activity.  The decrease in same-store operating expenses was primarily due to lower payroll, advertising and property taxes.

CASH FLOWS

Cash flows provided by operating activities were $49,132 and $50,119, respectively, for the six months ended June 30, 2009 and 2008. The decrease compared to the prior year primarily relates to the increase in net income exclusive of gain on sale of exchangeable notes and unrecovered development costs and severance costs relating to the wind-down of our development program.

Cash used in investing activities was $66,507 and $52,627, respectively, for the six months ended June 30, 2009 and 2008.  The increase relates primarily to the change in investments available for sale offset by the increase in cash used for development and construction of real estate assets. For the six months ended June 30, 2008, there were proceeds from the sale of investments available for sale of $21,812, and for the six months ended June 30, 2009, there were no proceeds from the sale of investments available for sale.  Additionally, for the six months ended June 30, 2009, $43,293 was paid for the development and construction of real estate assets, compared to $31,124 for the six months ended June 30, 2008.

Cash provided by financing activities was $84,954 and $170,968, respectively, for the six months ended June 30, 2009 and 2008. The decrease in cash provided by financing activities is primarily the result of the $232,718 in proceeds from selling common stock in 2008 compared to $0 in 2009.  In addition, during the six months ended June 30, 2009, we drew an additional $73,000 on our lines of credit and obtained proceeds of $204,546 from additional notes payable, compared to proceeds of only $3,384 from notes payable and lines of credit during the six months ended June 30, 2008.  This was offset by the increase of $80,853 in the amount paid by the Company to repurchase a portion of our exchangeable senior notes during the six months ended June 30, 2009, and an increase of $58,912 in the principal payments made on borrowings compared to the six months ended June 30, 2008.

OPERATIONAL SUMMARY

Our net operating income for the six months ended June 30, 2009 decreased on a same-store basis with decreases in revenues and decreases in expenses. Same-store revenue decreased 1.5% and NOI decreased 2.0%. Same-store expenses showed a modest year-on-year decrease of 0.6%. Occupancy decreased to 84.3 % as compared to 87.0% for the same period of the previous year.

Massachusetts, New York, Northern California, Texas, and Washington, D.C. were our top performing markets with year-on-year revenue growth at stabilized properties. Markets experiencing negative year-on-year revenue growth at stabilized properties included Arizona, Florida, Georgia, New Jersey, Pennsylvania and Southern California.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $131,551 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2009 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.  Recently issued guidance from the IRS allows for up to 90% of a REIT’s dividends to be paid with its common stock in 2009 if certain conditions are met.

On April 6, 2009, we announced modifications to our 2009 dividend distributions.  We did not distribute a dividend in the second quarter of 2009 and do not expect to distribute a dividend in the third quarter of 2009. We expect to pay an estimated fourth quarter dividend of between $0.24 and $0.30 per share using a combination of approximately 10% cash and 90% common stock, as allowed by the Internal Revenue Service Revenue Procedure 2009-15, to fully distribute our 2009 net taxable income.  The fourth quarter dividend, when combined with the first quarter 2009 cash dividend of $0.25 per share, previously paid on March 31, 2009, is expected to satisfy the REIT distribution requirements and allow us to avoid the payment of corporate income tax for the year. We reserve the right to change the percentage of cash paid in the fourth quarter dividend, including paying such dividend entirely in cash if determined to be in the best interest of stockholders.  It is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2008 and the first six months of 2009 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

On October 19, 2007, we entered into a $100,000 revolving line of credit (the “Credit Line”). We intend to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios (1.31% at June 30, 2009). The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures on October 31, 2010 with two one-year extensions available. Outstanding balances on the Credit Line at June 30, 2009 and December 31, 2008 were $100,000 and $27,000, respectively.

On February 13, 2009, we entered into a $50,000 revolving secured line of credit (the “Secondary Credit Line”) that is collateralized by mortgages on certain real estate assets and matures on February 13, 2012.  We intend to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.56% at June 30, 2009).  As of June 30, 2009, there were no amounts drawn on the Secondary Credit Line.  We are subject to certain restrictive covenants relating to the Secondary Credit Line.  The Company was in compliance with all covenants as of June 30, 2009.

On June 30, 2008, we entered into a loan agreement in the amount of $64,530 secured by certain properties.  At June 30, 2009, the full balance was drawn on the loan. The loan bears interest at LIBOR plus 2.0%, maturing on June 30, 2011.  The loan agreement has a two year extension, at our option that would extend the loan maturity to June 30, 2013.  On January 28, 2009, we entered into an interest rate swap agreement (“Swap Agreement”) with an effective date of February 1, 2009 and a maturity date of June 30, 2013.  Under the Swap Agreement, we will receive interest at a variable rate of LIBOR plus 2.0% and pay interest at a fixed rate of 4.24%.

As of June 30, 2009, we had $1,380,255 of debt, resulting in a debt to total capitalization ratio of 64.4%. As of June 30, 2009, the ratio of total fixed rate debt and other instruments to total debt was 84.4% (including $63,740 on which we have an interest rate swap that has been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at June 30, 2009 was 4.9%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all covenants at June 30, 2009.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under our lines of credit. In addition, the Company is actively pursuing additional term loans secured by unencumbered properties.

Our liquidity needs consist primarily of cash distributions to stockholders, facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

The U.S. credit markets are experiencing significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to make acquisitions and fund current development projects. In addition, the financial condition of the lenders of our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial market may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2009:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$58,755	$5,795	$9,911	$8,284	$34,765
Notes payable, notes payable to trusts, exchangeable senior notes and line of credit
Interest	495,546	62,497	102,079	91,996	238,974
Principal	1,380,255	193,538	349,975	199,518	637,224
Total contractual obligations	$1,934,556	$261,830	$461,965	$299,798	$910,963

At June 30, 2009, the weighted-average interest rate for all fixed rate loans was 5.4%, and the weighted-average interest rate for all variable rate loans was 2.1%.

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

During 2008 and 2009, we repurchased $154,837 in aggregate principal amount of our exchangeable senior notes for $112,574 in cash. We may from time to time seek to retire, repurchase or redeem our additional outstanding debt including our exchangeable senior notes as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

As of June 30, 2009, we had $1.4 billion in total debt, of which $215.5 million was subject to variable interest rates. If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by $2.15 million annually.

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

The aggregate fair value of our fixed rate notes payable and notes payable to trusts at June 30, 2009 was $1.13 billion.  The carrying value of these fixed rates notes payable and notes payable to trusts at June 30, 2009 was $1.07 billion.  The fair value of the exchangeable senior notes at June 30, 2009 was $85.6 million. The carrying value of the exchangeable senior notes at June 30, 2009 was $95.2 million.

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

We have a disclosure committee that is responsible to ensure that all disclosures made by the Company to its security holders or to the investment community will be accurate and complete and fairly present the Company’s financial condition and results of operations in all material respects, and are made on a timely basis as required by applicable laws, regulations and stock exchange requirements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 20, 2009. The first item of business was the election of seven members of the board of directors. The votes were tabulated as follows: 77,075,932 votes were cast for Spencer F. Kirk and 950,122 votes were withheld; 60,899,069 votes were cast for Anthony Fanticola and 17,097,923 votes were withheld; 77,303,699 votes were cast for Hugh W. Horne and 722,355 votes were withheld;  77,159,854 votes were cast for Joseph D. Margolis and 866,200 votes were withheld; 60,873,652 votes were cast for Roger B. Porter and 17,152,402 votes were withheld; 61,064,428 votes were cast for K. Fred Skousen and 16,961,626 votes were withheld and 76,752,967 votes were cast for Kenneth M. Woolley and 1,273,087 votes were withheld. The second item of business was a proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009. The votes were tabulated as follows: 77,279,434 were cast for, 701,519 were cast against, and 45,097 abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Contribution Agreement between Extra Space Storage LLC and HSRE-ESP IA, LLC (Pool 1)

10.2	Contribution Agreement between Extra Space Storage LLC and HSRE-ESP IA, LLC (Pool 2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: August 7, 2009	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)