Form 10-Q
period 2009-09-30
Extra Space Storage Inc.
filed 2009-11-05
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 30, 2009 was 86,432,213.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)	(As revised-see Note 2)
Assets:
Real estate assets:
Net operating real estate assets	$1,989,675	$1,938,922
Real estate under development	52,942	58,734
Net real estate assets	2,042,617	1,997,656

Investments in real estate ventures	132,356	136,791
Cash and cash equivalents	100,992	63,972
Restricted cash	42,083	38,678
Receivables from related parties and affiliated real estate joint ventures	3,377	11,335
Other assets, net	47,725	42,576
Total assets	$2,369,150	$2,291,008

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,044,446	$943,598
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	95,163	209,663
Discount on exchangeable senior notes	(4,639)	(13,031)
Lines of credit	100,000	27,000
Accounts payable and accrued expenses	40,636	35,128
Other liabilities	25,219	22,267
Total liabilities	1,420,415	1,344,215

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 86,435,938 and 85,790,331 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	864	858
Paid-in capital	1,132,865	1,130,964
Accumulated other comprehensive deficit	(1,584)	—
Accumulated deficit	(248,533)	(253,052)
Total Extra Space Storage Inc. stockholders’ equity	883,612	878,770
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,941	29,837
Noncontrolling interest in Operating Partnership	34,153	36,628
Other noncontrolling interests	1,029	1,558
Total noncontrolling interests and equity	948,735	946,793
Total liabilities, noncontrolling interests and equity	$2,369,150	$2,291,008

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(As revised-see Note 2)		(As revised-see Note 2)
Revenues:
Property rental	$60,380	$59,997	$178,494	$174,906
Management and franchise fees	5,191	5,417	15,685	15,837
Tenant reinsurance	5,542	4,265	15,246	11,723
Other income	191	169	201	425
Total revenues	71,304	69,848	209,626	202,891

Expenses:
Property operations	23,022	21,367	67,456	62,871
Tenant reinsurance	1,264	1,426	3,996	3,958
Unrecovered development and acquisition costs	22	39	18,905	1,631
Severance costs associated with wind-down of development program	—	—	1,400	—
General and administrative	9,982	10,316	31,195	30,378
Depreciation and amortization	13,797	12,355	39,160	35,633
Total expenses	48,087	45,503	162,112	134,471

Income before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable senior notes, loss on sale of investments available for sale and income tax expense	23,217	24,345	47,514	68,420

Interest expense	(17,697)	(15,904)	(49,308)	(48,220)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(430)	(1,059)	(1,834)	(3,147)
Interest income	245	1,280	1,098	2,575
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	3,638	3,638
Equity in earnings of real estate ventures	1,752	2,015	5,288	4,610
Gain on repurchase of exchangeable senior notes	—	—	27,576	—
Loss on sale of investments available for sale	—	—	—	(1,415)
Income tax expense	(726)	(3)	(2,317)	(190)
Net income	7,574	11,887	31,655	26,271

Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,506)	(1,570)	(4,681)	(4,627)
Net income allocated to Operating Partnership and other noncontrolling interests	(101)	(401)	(929)	(896)
Net income attributable to common stockholders	$5,967	$9,916	$26,045	$20,748

Net income per common share
Basic	$0.07	$0.13	$0.30	$0.28
Diluted	$0.07	$0.13	$0.30	$0.28

Weighted average number of shares
Basic	86,437,877	82,184,631	86,260,442	74,116,345
Diluted	91,548,984	87,710,663	91,321,503	79,673,881

Cash dividends paid per common share	$—	$0.25	$0.25	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Paid-in Capital	Accumulated Other Comprehensive Deficit	Accumulated Deficit	Total Equity
Balances at December 31, 2008 (as revised - See Note 2)	$29,837	$36,628	$1,558	85,790,331	$858	$1,130,964	$—	$(253,052)	$946,793

Restricted stock grants issued	—	—	—	545,365	5	—	—	—	5
Restricted stock grants cancelled	—	—	—	(14,686)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,952	—	—	2,952
Noncontrolling interest consolidated as business acquisition	—	—	726	—	—	—	—	—	726
Investments from other noncontrolling interests	—	—	(615)	—	—	—	—	—	(615)
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(2,053)	—	—	(2,053)
Conversion of Operating Partnership units to common stock	—	(1,003)	—	114,928	1	1,002	—	—	—
Conversion of Operating Partnership units to cash	—	(1,908)	—	—	—	—	—	—	(1,908)
Comprehensive income:
Net income (loss)	4,681	1,569	(640)	—	—	—	—	26,045	31,655
Change in fair value of interest rate swap	(17)	(67)	—	—	—	—	(1,584)	—	(1,668)
Total comprehensive income									29,987
Distributions to Operating Partnership units held by noncontrolling interests	(4,560)	(1,066)	—	—	—	—	—	—	(5,626)
Dividends paid on common stock at $0.25 per share	—	—	—	—	—	—	—	(21,526)	(21,526)
Balances at September 30, 2009	$29,941	$34,153	$1,029	86,435,938	$864	$1,132,865	$(1,584)	$(248,533)	$948,735

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
		(As revised-see Note 2)
Cash flows from operating activities:
Net income	$31,655	$26,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,160	35,633
Amortization of deferred financing costs	2,978	2,640
Non-cash interest expense related to amortization of discount on exchangeable senior notes	1,834	3,147
Gain on repurchase of exchangeable senior notes	(27,576)	—
Compensation expense related to stock-based awards	2,952	2,804
Loss on investments available for sale	—	1,415
Unrecovered development and acquisition costs	18,905	1,631
Severance costs associated with wind-down of development program	1,400	—
Distributions from real estate ventures in excess of earnings	4,665	4,001
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(10,610)	(4,475)
Other assets	(3,934)	(3,062)
Accounts payable and accrued expenses	4,176	5,138
Other liabilities	487	883
Net cash provided by operating activities	66,092	76,026

Cash flows from investing activities:
Acquisition of real estate assets	(27,378)	(55,602)
Development and construction of real estate assets	(57,905)	(43,757)
Proceeds from sale of real estate assets	4,652	340
Investments in real estate ventures	(2,535)	(48,941)
Return of investment in real estate ventures	—	764
Net proceeds from sale of investments available for sale	—	21,812
Change in restricted cash	(3,395)	(3,816)
Purchase of equipment and fixtures	(799)	(1,368)
Net cash used in investing activities	(87,360)	(130,568)

Cash flows from financing activities:
Repurchase of exchangeable senior notes	(80,853)	—
Proceeds from notes payable and lines of credit	382,879	4,063
Principal payments on notes payable and lines of credit	(207,981)	(24,097)
Deferred financing costs	(6,697)	(740)
Investments from noncontrolling interests	—	1,174
Redemption of Operating Partnership units held by noncontrolling interest	(1,908)	—
Proceeds from issuance of common shares, net	—	232,718
Net proceeds from exercise of stock options	—	1,917
Dividends paid on common stock	(21,526)	(57,672)
Distributions to noncontrolling interests in Operating Partnership	(5,626)	(8,122)
Net cash provided by financing activities	58,288	149,241
Net increase in cash and cash equivalents	37,020	94,699
Cash and cash equivalents, beginning of the period	63,972	17,377
Cash and cash equivalents, end of the period	$100,992	$112,076

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$46,006	$42,158

Supplemental schedule of noncash investing and financing activities:
Conversion of Operating Partnership Units held by noncontrolling interests for common stock	$1,003	$—

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At September 30, 2009, the Company had direct and indirect equity interests in 635 operating storage facilities located in 33 states and Washington, D.C.  In addition, the Company managed 114 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 749.

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities.  As of September 30, 2009, there were 14 development projects in process that the Company expects to complete by the fourth quarter of 2010.  The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Form 8-K dated June 5, 2009, updating Items 6, 7 and 8 of the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”).

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” Accounting Standards Codification (“ASC”) 820, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  The Company adopted this guidance for financial assets and liabilities effective January 1, 2008 and for non-financial assets and liabilities effective January 1, 2009.  In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•                  FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10-65). This update provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly.  It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•                  FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC 320-10-65).  This update requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, it requires the disclosures in summarized financial information at interim reporting periods. Companies will also be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments and describe any changes in the methods or methodology occurring during the period.

The Company adopted these updates effective June 30, 2009 and has applied the guidance to all periods presented.  The adoption of this guidance did not have any impact on the Company’s net income, cash flows, or financial position.

In December 2007, the FASB issued revised Statement No. 141, “Business Combinations” (ASC 805) (“FAS 141(R)”).  This guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed.  Generally, assets acquired and liabilities assumed in a transaction are recorded at the acquisition-date fair value with limited exceptions.  The guidance also changed the accounting treatment and disclosure for certain specific items in a business combination.  The Company adopted this guidance for all acquisitions subsequent to January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (ASC 810-10-65) (“FAS 160”).  This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  In addition, the guidance also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.   If noncontrolling interests are determined to be redeemable, they are to be carried at the higher of (a) their carrying value or (b) their redeemable value as of the balance sheet date and reported as temporary equity.  The Company adopted this guidance effective January 1, 2009, and has applied it to all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815).  This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted this guidance effective January 1, 2009 and expanded the disclosures relating to derivative instruments included in its consolidated financial statements.

In May 2008, the FASB issued Statement of Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20-65) (“FSP APB 14-1”).  Under this guidance, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the adoption on the Company’s exchangeable senior notes is that the equity component is included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The original issue discount is amortized over the period of the debt as additional interest expense.  This guidance is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  The Company adopted this guidance effective January 1, 2009.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (ASC 350-30).  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  This guidance is effective for fiscal years beginning after December 31, 2008 and has been adopted by the Company for all acquisitions subsequent to January 1, 2009.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (ASC 260-10).  This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in FASB Statement No. 128, “Earnings per Share” (ASC 260) (“FAS 128”). This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and the Company adopted this guidance effective January 1, 2009 and has applied it to all periods presented.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance effective April 1, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (ASC 810) (“FAS 167”), which amends guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the effect of the adoption of this guidance on its financial statements.

On June 30, 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”  (ASC 105-10-05). The standard establishes the FASB Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.   The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification effective September 30, 2009 and has included the references to the Codification, as appropriate, in these consolidated financial statements.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other liabilities - Swap Agreement 1	$(526)	$—	$(526)	$—
Other liabilities - Swap Agreement 2	(742)	—	(742)	—
Other liabilities - Swap Agreement 3	(400)	—	(400)	—
Total	$(1,668)	$—	$(1,668)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009.

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

On June 2, 2009, the Company announced the wind-down of its development activities.  As a result of this change, the Company reviewed its properties under construction, unimproved land and its investments in development joint ventures for potential impairments.  This review included the preparation of updated models based on current market conditions, obtaining appraisals and reviewing recent sales and list prices of undeveloped land and mature self storage facilities.  Based on this review, the Company identified certain assets as being impaired.  The impairments relating to long lived assets where the Company intends to complete the development and hold the asset are the result of the estimated future undiscounted cash flows being less than the current carrying value of the assets.  The Company compared the carrying value of certain undeveloped land and seven condominiums that the Company intends to sell to the fair market value of similar undeveloped land and condominiums.  For the assets that the Company intends to sell, where the current estimated fair market value less costs to sell was below the carrying value, the Company reduced the asset to the current fair market value less selling costs and recorded an impairment charge.  The impairments relating to investments in development joint ventures are the result of the Company comparing the estimated current fair market value to the carrying value of the investment.  For those investments in development joint ventures where the current estimated fair market value was below the carrying value, the Company reduced the investment to the current fair market value through an impairment charge.

The following table provides information for each major category of assets and liabilities that are measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Long-lived assets held and used	$12,392	$—	$—	$12,392	$(6,862)
Investments in real estate ventures	9,934	—	—	9,934	(2,936)
Real estate assets held for sale included in net real estate assets	11,275	—	—	11,275	(9,085)
	$33,601	$—	$—	$33,601	$(18,883)

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

The Company’s Operating Partnership has $95,163 principal amount of exchangeable senior notes issued and outstanding as of September 30, 2009 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.48 per share at September 30, 2009, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the third quarter of 2009; therefore holders of the exchangeable senior notes may not elect to convert them during the fourth quarter of 2009.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, FAS 128 (ASC 260) requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at September 30, 2009 or 2008 because there was no excess over the accreted principal for the period.

For the purposes of computing the diluted impact on earnings per share of the potential conversion of Preferred OP units into common shares, where the Company has the option to redeem in cash or shares as discussed in Note 16 and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Preferred OP units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by paragraph 29 of FAS 128 (ASC 260-10-45-46.)

For the three months ended September 30, 2009 and 2008, options to purchase 4,458,370 and 1,356,592 shares of common stock and for the nine months ended September 30, 2009 and 2008, 5,237,237 and 903,180 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All unreleased restricted stock grants have been included in basic and diluted shares outstanding as required by EITF 03-6-1 (ASC 260) because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to common stockholders	$5,967	$9,916	$26,045	$20,748
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	1,777	2,118	6,250	5,926
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)	(4,313)	(4,313)
Net income for diluted computations	$6,306	$10,596	$27,982	$22,361

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	86,437,877	82,184,631	86,260,442	74,116,345
Operating Partnership units	3,917,941	4,109,034	3,917,941	4,109,034
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Dilutive and cancelled stock options and CCS/CCU conversions	203,186	427,018	153,140	458,522
Average number of common shares outstanding - diluted	91,548,984	87,710,663	91,321,503	79,673,881

Net income per common share
Basic	$0.07	$0.13	$0.30	$0.28
Diluted	$0.07	$0.13	$0.30	$0.28

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	September 30, 2009	December 31, 2008

Land - operating	$490,693	$461,883
Land - development	41,658	64,392
Buildings and improvements	1,638,817	1,555,598
Intangible assets - tenant relationships	33,355	33,234
Intangible lease rights	6,150	6,150
	2,210,673	2,121,257
Less: accumulated depreciation and amortization	(220,998)	(182,335)
Net operating real estate assets	1,989,675	1,938,922
Real estate under development	52,942	58,734
Net real estate assets	$2,042,617	$1,997,656

Real estate assets held for sale included in net real estate assets	$11,275	$—

Real estate assets held for sale include five parcels of vacant land and seven condominiums.

On April 10, 2009, the Company sold vacant land in Los Angeles, California for cash of $4,652. A loss of $343 was recorded as a result of this sale, and is included in unrecovered development and acquisition costs in the condensed consolidated statement of operations.

5.              PROPERTY ACQUISITIONS

The following table shows the Company’s acquisitions of operating properties for the nine months ended September 30, 2009, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid			Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
Virginia	1	1/23/2009	$7,425	$7,438	$(13)	2,076	5,175	122	52	Unrelated franchisee

Under FAS 141(R) (ASC 805), the Company treats property acquisitions as businesses and records the assets and the liabilities at their fair values as of the acquisition date.  Acquisition-related transaction costs are expensed as incurred.

6.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	September 30, 2009	December 31, 2008

Extra Space West One LLC (“ESW”)	5%	40%	$1,254	$1,492
Extra Space West Two LLC (“ESW II”)	5%	40%	4,778	4,874
Extra Space Northern Properties Six LLC (“ESNPS”)	10%	35%	1,431	1,482
Extra Space of Santa Monica LLC (“ESSM”)	48%	43%	2,464	3,225
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,242	3,318
PRISA Self Storage LLC (“PRISA”)	2%	17%	11,966	12,460
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	10,286	10,431
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	3,886	4,118
VRS Self Storage LLC (“VRS”)	45%	9%	46,001	47,488
WCOT Self Storage LLC (“WCOT”)	5%	20%	5,046	5,229
Storage Portfolio I LLC (“SP I”)	25%	40%	16,401	17,471
Storage Portfolio Bravo II (“SPB II”)	20%	25-45%	15,175	14,168
U-Storage de Mexico S.A. and related entities (“U-Storage”)	35-40%	35-40%	7,370	9,205
Other minority owned properties	10-50%	10-50%	3,056	1,830
			$132,356	$136,791

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Equity in earnings of ESW	$294	$333	$878	$1,027
Equity in earnings (losses) of ESW II	(9)	(12)	(19)	(50)
Equity in earnings of ESNPS	119	62	215	182
Equity in earnings (losses) of ESSM	(68)	—	(68)	—
Equity in earnings of Clarendon	101	33	285	221
Equity in earnings of PRISA	177	183	324	526
Equity in earnings of PRISA II	138	154	415	451
Equity in earnings of PRISA III	63	77	179	204
Equity in earnings of VRS	517	648	1,569	779
Equity in earnings of WCOT	56	78	184	225
Equity in earnings of SP I	183	339	648	892
Equity in earnings of SPB II	27	146	260	467
Equity in earnings (losses) of U-Storage	(8)	(18)	1	(134)
Equity in earnings (losses) of other minority owned properties	162	(8)	417	(180)
	$1,752	$2,015	$5,288	$4,610

Equity in earnings (losses) of ESW II, SP I and SPB II include the amortization of the Company’s excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Variable Interests in Unconsolidated Real Estate Joint Ventures:

The Company has an interest in one unconsolidated joint venture with unrelated third parties (“Eastern Avenue”) which is a variable interest entity (“VIEs”).  The Company holds a 10% equity interest in Eastern Avenue, but has 50% of the voting rights.  The Company also is the guarantor of the construction loan of Eastern Avenue.  Qualification as a VIE was based on the disproportionate voting and ownership percentages.  The Company performed a probability-based cash flow analysis for this joint venture to determine which party was the primary beneficiary of the VIE.  This analysis was performed using the Company’s best estimates of the future cash flows based on its historical experience with numerous similar assets.  As a result of this analysis, the Company determined that it was not the primary beneficiary of Eastern Avenue as the Company does not receive a majority of the joint venture’s expected residual returns or bear a majority of the expected losses.  Accordingly, this interest is recorded using the equity method.

Eastern Avenue owns a single pre-stabilized self-storage property.  The joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partner, (2) mortgage notes payable and (3) payables to the Company for working capital.  The payables to the Company are generally amounts owed for expenses paid on behalf of the joint venture by the Company as manager.  The Company performs management services for the Eastern Avenue joint venture in exchange for a management fee of approximately 6% of cash collected by the property.  The Company’s joint venture partner can replace the Company as manager of the property upon written notice.  The Company has not provided financial or other support during the periods presented to Eastern Avenue that it was not previously contractually obligated to provide.

As of September 30, 2009, there was no amount for Eastern Avenue included in Investments in Real Estate on the Company’s consolidated balance sheet.  No liability was recorded associated with the Company’s guarantee of the construction loan of Eastern Avenue.  The Company’s maximum exposure to loss for this joint venture as of September 30, 2009 is the total of the guaranteed loan balance, the payables due to the Company and the Company’s investment balances in the joint venture.  The Company believes that the risk of incurring a loss as a result of having to perform on the guarantee is remote and therefore no liability has been recorded. Also, repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.  The following table compares the liability balance and the maximum exposure to loss related to Eastern Avenue as of September 30, 2009:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	exposure
	Balance	balance	loan	Company	to loss	Difference
Eastern Avenue	$—	$—	$5,448	$1,624	$7,072	$(7,072)

Variable Interests in Consolidated Real Estate Joint Ventures

The Company has variable interests in five consolidated joint ventures with third parties (the “VIE JVs”) which are VIEs.  The VIE JVs are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company for working capital.  The payables to the Company are generally amounts owed for expenses paid on behalf of the joint ventures by the Company as manager.  The Company owns 10% to 72% of the common equity interests in the VIE JVs.  The Company performed probability-based cash flow projections for each venture using the Company’s best estimates of future revenues and expenses based on historical experience with numerous similar assets.  According to these analyses, the joint ventures were determined to be VIEs based on an assessment that the equity financing was inadequate to support operations.  The Company was also determined to be the primary beneficiary of each of the VIE JVs, as it receives the majority of the benefits and/or bears the majority of the expected losses of each as a result of its ownership and the management agreements. Therefore, each of the VIE JVs are consolidated with the assets and liabilities of each joint venture included in the Company’s consolidated financial statements, with intercompany balances and transactions eliminated.

In July 2009, the Company purchased a lender’s interest in a note payable to a joint venture that owns a single property located in Chicago, IL.  The note was to Extra Space of Montrose, a joint venture in which the Company owns a 10% interest, and was guaranteed by the Company.  This joint venture was considered a nonconsolidated VIE as of June 30, 2009.  The Company considers the purchase of this loan to be a reconsideration event and has determined that the Company now bears the majority of the risk of loss for the joint venture.  As a result of this loan purchase by the Company, the joint venture is now a consolidated VIE JV. The assets and liabilities were recorded at fair value as required by FAS 141(R) (ASC 805).

In January 2009, the Company purchased a lender’s interest in a construction loan to a joint venture that owns a single property located in Sacramento, CA.  The construction loan was to ESS of Sacramento One LLC, a joint venture in which the Company owns a 50% interest, and was guaranteed by the Company.  This joint venture was not consolidated and was not considered a VIE JV as of December 31, 2008.  The Company considers the purchase of this loan to be a reconsideration event and now considers ESS of Sacramento One LLC to be a VIE JV and has determined that the Company now bears the majority of the risk of loss of the joint venture.  As a result of this loan purchase by the Company, the joint venture is now consolidated. The assets and liabilities were recorded at fair value as required by FAS 141(R) (ASC 805).

The Company performs development services for ESS of Plantation LLC in exchange for a development fee of 1% of budgeted costs, respectively.   The Company performs management services for Extra Space of Montrose Avenue LLC, ESS of Sacramento One LLC, ES of Washington Avenue LLC and ES of Franklin Blvd. LLC in exchange for a management fee of approximately 6% of cash collected by the properties.

The table below illustrates the financing of each of the VIE JVs as well as the carrying amounts of the related assets and liabilities as of September 30, 2009:

Joint Venture	Equity Ownership %	Excess Profit Participation%	Total Assets	Notes Payable	Payables to Company (eliminated)	Payables and Other Liabilities	Company’s Equity (eliminated)	JV Partners’ Equity (non- controlling interest)
Extra Space of Montrose Avenue LLC	10%	40%	$8,535	$—	$8,593	$281	$(50)	$(289)
ESS of Sacramento One LLC	50%	50%	10,278	5,072	5,174	72	(570)	530
ES of Washington Avenue LLC	50%	50%	9,903	5,049	2,951	469	717	717
ES of Franklin Blvd LLC	50%	50%	7,043	5,165	2,012	106	(120)	(120)
ESS of Plantation LLC	72%	40%	2,096	—	15	49	1,472	560
			$37,855	$15,286	$18,745	$977	$1,449	$1,398

Except as disclosed above, the Company has not provided financial or other support during the periods presented to these VIEs that it was not previously contractually obligated to provide.  The Company has guaranteed the notes payable for these VIEs, with the exception of ESS Sacramento One LLC.  The notes payable are secured by the related self-storage properties and are non-recourse.  If the joint ventures default on the loans, the Company may be forced to repay its portion of the balance owed.  However, repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company, and the Company believes that the risk of incurring a loss as a result of having to perform on the guarantees is remote.

7.              OTHER ASSETS

The components of other assets are summarized as follows:

	September 30, 2009	December 31, 2008

Equipment and fixtures	$11,481	$10,671
Less: accumulated depreciation	(8,634)	(7,309)
Other intangible assets	3,303	3,296
Deferred financing costs, net	14,433	12,330
Prepaid expenses and deposits	8,697	5,828
Accounts receivable, net	12,335	11,120
Fair value of interest rate swaps	—	647
Investments in Trusts	3,590	3,590
Deferred tax asset	2,520	2,403
	$47,725	$42,576

8.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	September 30, 2009	December 31, 2008
Fixed Rate
Mortgage and construction loans with banks (inclulding loans subject to interest rate swaps) bearing interest at fixed rates between 4.24% and 7.30%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 2010 and August 2019.	$878,468	$818,166

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to reverse interest rate swaps) based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.45% (1.70% and 1.89% at September 30, 2009 and December 31, 2008 respectively) and LIBOR plus 4.0% (4.25% and 4.44% at September 30, 2009 and December 31, 2008, respectively). Interest rates based on Prime are at Prime plus 1.50% (4.75% and 4.75% at September 30, 2009 and December 31, 2008, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between October 2009 and September 2014.

	165,978	125,432
	$1,044,446	$943,598

Certain mortgage and construction loans with variable rate debt are subject to interest rate floors ranging from 5.0% to 6.5%.

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all covenants at September 30, 2009.

9.              DERIVATIVES

FASB Statement No. 133 (ASC 815), “Derivatives and Hedging” (“FAS 133”) requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  A company must designate each qualifying hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in foreign operation.

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with Company’s fixed and variable-rate borrowings.  In accordance with FAS 133 (ASC 815) the Company designates certain interest rate swaps as cash flow hedges of variable-rate borrowings and the remainder as fair value hedges of fixed-rate borrowings.

The following table summarizes the terms of the Company’s derivative financial instruments at September 30, 2009:

Hedge Product	Hedge Type	Notional Amount	Strike	Effective Date	Maturity
Reverse Swap Agreement	Fair Value	$61,770	LIBOR plus 0.65%	10/31/2004	6/1/2009
Swap Agreement 1	Cash Flow	63,000	4.24%	2/1/2009	6/30/2013
Swap Agreement 2	Cash Flow	26,000	6.32%	7/1/2009	7/1/2014
Swap Agreement 3	Cash Flow	8,462	6.98%	7/27/2009	6/27/2016

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	Three months ended September 30,		Nine months ended September 30,
Type	Income (Expense)	2009	2008	2009	2008
Reverse Swap Agreement	Interest expense	$—	$186	$916	$194
Swap Agreement 1	Interest expense	(307)	—	(609)	—
Swap Agreement 2	Interest expense	(124)	—	(124)	—
Swap Agreement 3	Interest expense	(49)	—	(49)	—
		$(480)	$186	$134	$194

Information relating to the gains recognized on the swap agreements is as follows:

	Gain/(loss) recognized in OCI	Location of amounts	Gain/(loss) reclassified from OCI
Type	Nine months ended September 30, 2009	reclassified from OCI into income	Nine months ended September 30, 2009
Swap Agreement 1	$(526)	Interest expense	$—
Swap Agreement 2	(742)	Interest expense	—
Swap Agreement 3	(400)	Interest expense	—
	$(1,668)		$—

The Swap Agreements were highly effective for the three and nine months ended September 30, 2009.

The balance sheet classification and carrying amounts of the interest rate swaps are as follows:

	Asset/(Liability) Derivatives
	September 30, 2009		December 31, 2008
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments:	Location	Value	Location	Value
Reverse Swap Agreement (expired 6/1/2009)	n/a	$—	Other assets	$647
Swap Agreement 1	Other liabilities	(526)	n/a	—
Swap Agreement 2	Other liabilities	(742)	n/a	—
Swap Agreement 3	Other liabilities	(400)	n/a	—
		$(1,668)		$647

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

The Company follows FASB Interpretation No. 46R (ASC810), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) which addresses the consolidation of VIEs.  Under FIN 46(R) (ASC 810) Trust, Trust II and Trust III are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have adequate decision making ability over the trusts’ activities because of their lack of voting or similar rights.  Because the Operating Partnership’s investment in the trusts’ common securities was financed directly by the trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk.  The Operating Partnership’s investment in the trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the trusts.  Since the Company is not the primary beneficiary of the trusts, they have not been consolidated.  A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II and Trust III by the Company.  The Company has also recorded its investment in the trusts’ common securities as other assets.

The Company has not provided financing or other support during the periods presented to the trusts that it was not previously contractually obligated to provide.  The Company’s maximum exposure to loss as a result of its involvement with the trusts is equal to the total amount of the notes discussed above less the amounts of the Company’s investments in the trusts’ common securities.  The net amount is the notes payable that the trusts owe to third parties for their investments in the trusts’ preferred securities.  Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of September 30, 2009:

	Notes payable
	to Trusts as of	Maximum
	September 30, 2009	exposure to loss	Difference
Trust	$36,083	$35,000	$1,083
Trust II	42,269	41,000	1,269
Trust III	41,238	40,000	1,238
	$119,590	$116,000	$3,590

As noted above, these differences represent the amounts that the trusts would repay the Company for its investment in the trusts’ common securities.

11.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,700. The remaining portion of these costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of September 30, 2009. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate of approximately 43.1091 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

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

Adoption of FSP APB 14-1(ASC 470-20)

In May 2008, the FASB issued FSP ABP 14-1 (ASC 470-20). Under this guidance entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company retroactively adopted FSP APB 14-1 (ASC 470-20) effective January 1, 2009.  As a result, the liability and equity components of the Notes are now accounted for separately.  The equity component is included in the paid-in-capital section of stockholders’ equity on the condensed consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component.  The discount is being amortized over the period of the debt as additional interest expense.

Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	September 30, 2009	December 31, 2008
Carrying amount of equity component	$19,726	$21,779

Principal amount of liability component	$95,163	$209,663
Unamortized discount	(4,639)	(13,031)
Net carrying amount of liability component	$90,524	$196,632

The discount will be amortized over the remaining period of the debt through its first redemption date (April 1, 2012).  The effective interest rate on the liability component is 5.75%.  The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contractual interest	$870	$2,266	$3,723	$6,798
Amortization of discount	430	1,059	1,834	3,147
Total interest expense recognized	$1,300	$3,325	$5,557	$9,945

Repurchases of Notes

FSP APB 14-1 (ASC 470-20) requires that the value of the consideration paid to repurchase the Notes be allocated (1) to the extinguishment of the liability component and (2) the reacquisition of the equity component.  The amount allocated to the extinguishment of the liability component is equal to the fair value of that component immediately prior to extinguishment.  The difference between the consideration attributed to the extinguishment of the liability component and the sum of (a) the net carrying amount of the repurchased liability component, and (b) the related unamortized debt issuance costs is recognized as a gain on debt extinguishment.  The remaining settlement consideration is allocated to the reacquisition of the equity component of the repurchased Notes, and recognized as a reduction of stockholders’ equity.

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

12.       LINES OF CREDIT

On October 19, 2007, the Operating Partnership entered into a $100,000 revolving line of credit (the “Credit Line”) that matures October 31, 2010 with two one-year extensions available.  The Company intends to use the proceeds of the Credit Line to repay debt and for general corporate purposes.  The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company (1.25% at September 30, 2009).  The Credit Line is collateralized by mortgages on certain real estate assets.  As of September 30, 2009, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.  $100,000 and $27,000 was drawn on the Credit Line as of September 30, 2009 and December 31, 2008, respectively.  The Company is subject to certain restrictive covenants relating to the Credit Line.  The Company was in compliance with all covenants as of September 30, 2009.

On February 13, 2009, the Company entered into a $50,000 revolving secured line of credit (the “Secondary Credit Line”) that is collateralized by mortgages on certain real estate assets and matures on February 13, 2012.  The Company intends to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.50% at September 30, 2009).  As of September 30, 2009, there were no amounts drawn on the Secondary Credit Line.  The Company is subject to certain restrictive covenants relating to the Secondary Credit Line.  The Company was in compliance with all covenants as of September 30, 2009.

13.       OTHER LIABILTIES

The components of other liabilities are summarized as follows:

	September 30, 2009	December 31, 2008

Deferred rental income	$11,898	$12,535
Lease obligation liability	6,237	3,029
Fair value of interest rate swaps	1,668	—
Income taxes payable	176	2,825
Other miscellaneous liabilities	5,240	3,878
	$25,219	$22,267

14.       RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services to certain joint ventures, franchises, third parties and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from properties for the management of operations at the self-storage facilities.

Management fee revenues for related parties and affiliated real estate joint ventures are summarized as follows:

		Three Months Ended September 30,		Nine Months ended September 30,
Entity	Type	2009	2008	2009	2008

ESW	Affiliated real estate joint ventures	$100	$107	$302	$325
ESW II	Affiliated real estate joint ventures	79	80	233	231
ESNPS	Affiliated real estate joint ventures	111	118	339	349
ESSM	Affiliated real estate joint ventures	5	—	5	—
PRISA	Affiliated real estate joint ventures	1,188	1,289	3,619	3,810
PRISA II	Affiliated real estate joint ventures	993	1,053	2,995	3,110
PRISA III	Affiliated real estate joint ventures	422	448	1,263	1,329
VRS	Affiliated real estate joint ventures	281	298	848	881
WCOT	Affiliated real estate joint ventures	361	389	1,093	1,154
SP I	Affiliated real estate joint ventures	310	336	937	974
SPB II	Affiliated real estate joint ventures	236	247	712	753
Various	Franchisees, third parties and other	1,105	1,052	3,339	2,921
		$5,191	$5,417	$15,685	$15,837

Receivables from related parties and affiliated real estate joint ventures are summarized as follows:

	September 30, 2009	December 31, 2008

Development fees receivable	$250	$1,382
Other receivables from properties	3,127	9,953
	$3,377	$11,335

Development fees receivable consist of amounts due for development services from third parties and unconsolidated affiliated joint ventures.  The Company earns development fees of 1% - 6% of budged costs on development projects.  Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the properties that the Company manages.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at September 30, 2009 or December 31, 2008.

Centershift, a related party service provider, is partially owned by certain directors and members of management of the Company.  Effective January 1, 2004, the Company entered into a license agreement with Centershift to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $352 and $274 for the three months ended September 30, 2009 and 2008, respectively, and $820 and $701 for the nine months ended September 30, 2009 and 2008, respectively, relating to the purchase of software and to license agreements.

The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, the Company’s Chairman and Chief Executive Officer.  Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft.  The Company paid SpenAero and related entities $151 and $85 for the three months ended September 30, 2009 and 2008, respectively, and $623 and $296, for the nine months ended September 30, 2009 and 2008, respectively.  The services that the Company receives from SpenAero are similar in nature and price to those that are provided to third parties.

15.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2009, 86,435,938 shares of common stock were issued and outstanding and no shares of preferred stock or CCSs were issued and outstanding.

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

On June 25, 2007, the Operating Partnership loaned the holders of the Preferred OP units $100,000. The note receivable bears interest at 4.85%, and is due September 1, 2017. The loan is secured by the borrower’s Preferred OP units. The holders of the Preferred OP units can convert up to 114,500 Preferred OP units prior to the maturity date of the loan. If any redemption in excess of 114,500 Preferred OP units occurs prior to the maturity date, the holder of the Preferred OP units is required to repay the loan as of the date of that Preferred OP unit redemption. Preferred OP units are shown on the balance sheet net of the $100,000 loan under the guidance in EITF No. 85-1, “Classifying Notes Receivable for Capital,”(ASC 505-10) because the borrower under the loan receivable is also the holder of the Preferred OP units.

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

The Company adopted the revisions to FAS 160 (ASC 810) effective January 1, 2009.  FAS 160 (ASC 810) requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  FAS 160 (ASC 810) was required to be adopted prospectively with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented.  As a result of the issuance of the revisions to FAS 160 (ASC 810), the guidance in EITF Topic D-98 (ASC 480-10-S99), “Classification and Measurement of Redeemable Securities” was amended to include redeemable noncontrolling interests within its scope.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

The Company has evaluated the terms of the Preferred OP units, and as a result of the adoption FAS 160 (ASC 810) the Company reclassified the noncontrolling interest represented by the Preferred OP units to stockholders’ equity in the accompanying condensed consolidated balance sheets.  In periods subsequent to the adoption of FAS 160 (ASC 810) the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets.  Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

17.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.63% majority ownership interest therein as of September 30, 2009. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.37% are held by certain former owners of assets acquired by the Operating Partnership, which include officers and a director of the Company.  As of September 30, 2009, the Operating Partnership had 3,917,941 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or CCUs. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. When the Company elects to exchange the OP units for shares of its common stock, the noncontrolling interest is reduced by the fair value of the OP units on the day of exchange, and the Company’s equity is increased for the fair value of the common stock issued with the difference being recorded to the Company’s retained earnings. The ten day average closing stock price at September 30, 2009 was $10.81 and there were 3,917,941 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on September 30, 2009 and the Company elected to pay the noncontrolling members cash, the Company would have paid $42,353 in cash consideration to redeem the OP units.

During April 2009, 114,928 OP units were redeemed in exchange for the Company’s common stock.  During July 2009, 232,099 OP units were redeemed in exchange for $1,908 in cash.

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

The Company adopted the revisions to FAS 160 (ASC 810) effective January 1, 2009.  FAS 160 (ASC 810) requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  FAS 160 (ASC 810) was required to be adopted prospectively with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented.  As a result of the issuance of the revisions to FAS 160 (ASC 810), the guidance in EITF Topic D-98 (ASC 480-10-S99), “Classification and Measurement of Redeemable Securities” was amended to include redeemable noncontrolling interests within its scope.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

The Company has evaluated the terms of the common OP units, and as a result of the adoption of FAS 160 (ASC 810), the Company reclassified the noncontrolling interest in the Operating Partnership to stockholders’ equity in the accompanying condensed consolidated balance sheets.  In periods subsequent to the adoption of FAS 160 (ASC 810), the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets.  Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

18.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in eleven consolidated self-storage properties as of September 30, 2009.  Three of these consolidated properties were under development, and eight were in the lease-up stage during the nine months ended September 30, 2009.  The ownership interests of the third party owners range from 10% to 90%.  As required by FAS 160 (ASC 810), other noncontrolling interests are included in the stockholders’ equity section of the Company’s consolidated balance sheet.  The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

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

19.       STOCK-BASED COMPENSATION

The Company has the following plans under which shares were available for grant at September 30, 2009:

•                  The 2004 Long-Term Incentive Compensation Plan as amended and restated effective March 25, 2008, and

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

As of September 30, 2009, 3,545,816 shares were available for issuance under the Plans.

Option Grants to Employees

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of September 30, 2009
Outstanding at December 31, 2008	2,841,923	$14.76
Granted	723,000	6.22
Forfeited	(97,750)	13.11
Outstanding at September 30, 2009	3,467,173	$13.03	6.91	$1,540
Vested and Expected to Vest	3,203,459	$13.68	6.59	$2,268
Ending Exercisable	2,218,695	$14.39	5.67	$—

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected volatility	48%	30%
Dividend yield	3.5%	6.4%
Risk-free interest rate	2.3%	3.0%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term.  The forfeiture rate, which is estimated at a weighted-average of 16.7% of unvested options outstanding as of September 30, 2009, is adjusted based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded compensation expense relating to outstanding options of $143 and $324 for the three months ended September 30, 2009 and 2008, respectively, and $620 and $819 for the nine months ended September 30, 2009 and 2008, respectively.  The Company received cash from the exercise of options of $0 and $1,123 for the three months ended September 30, 2009 and 2008, respectively, and $0 and $2,063 for the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, there was $1,138 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at September 30, 2009, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Common Stock Granted to Employees and Directors

The Company granted 6,500 and 4,200 shares of common stock to certain employees and directors, without monetary consideration under the Plans during the three months ended September 30, 2009 and 2008, respectively, and 545,365 and 358,139 shares during the nine months ended September 30, 2009 and 2008, respectively.  The Company recorded compensation expense related to outstanding shares of common stock granted to employees and directors of $648 and $496 for the three months ended September 30, 2009 and 2008, respectively, and $2,332 and $1,985 for the nine months ended September 30, 2009 and 2008, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2008	441,204	$16.21
Granted	545,365	6.17
Released	(193,662)	13.42
Cancelled	(14,686)	10.84
Unreleased at September 30, 2009	778,221	$9.97

20.       INCOME TAXES

As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary (“TRS”).  In general, the Company’s TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company accounts for income taxes in accordance with the provisions of FASB Statement No.  109 (ASC 740) “Accounting for Income Taxes”.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

The income tax provision is comprised of the following components:

	Nine months ended September 30, 2009
	Federal	State	Total
Current	$2,219	$215	$2,434
Deferred benefit	(107)	(10)	(117)
Total tax expense	$2,112	$205	$2,317

The major sources of temporary differences stated at their deferred tax effect are as follows:

	September 30,	December 31,
	2009	2008
Captive insurance subsidiary	$57	$109
Fixed assets	(263)	34
Various liabilities	845	1,042
Stock compensation	1,881	1,218
State net operating losses	903	587
	3,423	2,990
Valuation allowance	(903)	(587)
Net deferred tax asset	$2,520	$2,403

The state income tax net operating losses expire between 2012 and 2027 and have been fully reversed through the valuation allowance.

21.       UNRECOVERED DEVELOPMENT AND ACQUISITION COSTS AND SEVERANCE COSTS ASSOCIATED WITH THE WIND-DOWN OF DEVELOPMENT PROGRAM

On June 2, 2009, the Company announced that it had begun the wind-down of its development program. As a result of the decision, the Company incurred $18,883 of impairment charges in order to write down the carrying value of undeveloped land, development projects that will be completed and investments in development projects to their estimated fair values less cost to sell.  In addition, the Company recorded severance costs of $1,400. The Company expects to complete the remaining development properties currently under construction (13 wholly owned and one joint venture) by the fourth quarter of 2010.

Unrecovered development and acquisition costs incurred during the nine months ended September 30, 2008 include $1,257 relating to due diligence costs that were part of an unsuccessful attempt by the Company to purchase a large portfolio of properties in May and June of 2008.  The remainder of these costs relate to entitlement and other due diligence work done on development projects that the Company elected not to pursue.

22.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. With the increased profitability and revenue growth in tenant reinsurance, the Company has started reporting this segment separately from the property management, acquisition and development segment.  Financial information for the Company’s business segments is set forth below:

	September 30, 2009	December 31, 2008
Balance Sheet
Investment in real estate ventures
Rental operations	$132,356	$136,791

Total assets
Property management, acquisition and development	$470,190	$466,474
Rental operations	1,884,260	1,811,417
Tenant reinsurance	14,700	13,117
	$2,369,150	$2,291,008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Statement of Operations
Total revenues
Property management, acquisition and development	$5,382	$5,586	$15,886	$16,262
Rental operations	60,380	59,997	178,494	174,906
Tenant reinsurance	5,542	4,265	15,246	11,723
	$71,304	$69,848	$209,626	$202,891

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$11,602	$10,723	$53,902	$33,103
Rental operations	35,221	33,354	104,214	97,410
Tenant reinsurance	1,264	1,426	3,996	3,958
	$48,087	$45,503	$162,112	$134,471

Income (loss) before interest, equity in earnings of real estate ventures, gain on repurchase of exchangeable senior notes, loss on sale of investments available for sale and income tax expense
Property management, acquisition and development	$(6,220)	$(5,137)	$(38,016)	$(16,841)
Rental operations	25,159	26,643	74,280	77,496
Tenant reinsurance	4,278	2,839	11,250	7,765
	$23,217	$24,345	$47,514	$68,420

Interest expense
Property management, acquisition and development	$(746)	$(1,384)	$(2,728)	$(4,148)
Rental operations	(17,381)	(15,579)	(48,414)	(47,219)
	$(18,127)	$(16,963)	$(51,142)	$(51,367)

Interest income
Property management, acquisition and development	$262	$1,245	$1,082	$2,452
Tenant reinsurance	(17)	35	16	123
	$245	$1,280	$1,098	$2,575

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,213	$3,638	$3,638

Equity in earnings of real estate ventures
Rental operations	$1,752	$2,015	$5,288	$4,610

Gain on repurchase of exchangeable senior notes
Property management, acquisition and development	$—	$—	$27,576	$—

Loss on sale of investments available for sale
Property management, acquisition and development	$—	$—	$—	$(1,415)

Income tax expense
Tenant reinsurance	$(726)	$(3)	$(2,317)	$(190)

Net income (loss)
Property management, acquisition and development	$(6,217)	$(4,066)	$(10,765)	$(16,504)
Rental operations	9,530	13,079	31,154	34,887
Tenant reinsurance	4,261	2,874	11,266	7,888
	$7,574	$11,887	$31,655	$26,271

Depreciation and amortization expense
Property management, acquisition and development	$1,598	$368	$2,402	$1,094
Rental operations	12,199	11,987	36,758	34,539
	$13,797	$12,355	$39,160	$35,633

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(27,378)	$(55,602)

Development and construction of real estate assets
Property management, acquisition and development			$(57,905)	$(43,757)

23.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed a construction loan for an unconsolidated partnership that owns a property in Baltimore, Maryland. The property is owned by a joint venture in which the Company has a 10% equity interest. This guarantee was entered into in November 2004.  At September 30, 2009, the total amount of guaranteed mortgage debt relating to this joint venture was $5,448.  This mortgage loan matures on December 12, 2009.  If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at September 30, 2009 was $6,981. The Company recorded no liability in relation to this guarantee as of September 30, 2009, as the fair value of the guarantee was not material. To date, the joint venture has not defaulted on its mortgage debt. The Company believes the risk of incurring a loss as a result of having to perform on this guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As of September 30, 2009, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it, or its properties.

24.       SUBSEQUENT EVENTS

During October 2009, the Company repurchased $7,500 principal amount of Notes.  The Company paid cash of $6,881 to repurchase the Notes, exclusive of $4 paid for interest accrued on the repurchased Notes through the date of repurchase.

The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 5, 2009.

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

We continue to evaluate a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

•                      Maximize the performance of properties through strategic, efficient and proactive management. We pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows greater ability than the majority of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

•                      Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners that strengthen our acquisition pipeline through agreements which give us first right of refusal to purchase the managed property in the event of a potential sale.

•                      Acquire self-storage properties from strategic partners and third parties. Our acquisitions team continues to selectively pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals.

Recent U.S. and international market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the second half of 2008 and the first three quarters of 2009.  For the nine months ended September 30, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability.  Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of September 30, 2009, we owned or had ownership interests in 635 operating self-storage properties. Of these properties, 286 are wholly-owned and 349 are held in joint ventures. In addition, we managed an additional 114 properties for franchisees or third parties bringing the total number of operating properties which we own and/or manage to 749.  These properties are located in 33 states and Washington, D.C.  As of September 30, 2009, we owned and/or managed approximately 54 million square feet of space with more than 350,000 customers.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2009, the median length of stay was approximately eleven months.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of September 30, 2009 and 2008. The information as of September 30, 2008 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2009 were under our control as of September 30, 2008.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2009(1)	Number of Units as of September 30, 2008	Net Rentable Square Feet as of September 30, 2009(2)	Net Rentable Square Feet as of September 30, 2008	Square Foot Occupancy % September 30, 2009	Square Foot Occupancy % September 30, 2008
Wholly-owned properties
Alabama	1	586	581	77,550	76,000	83.8%	80.1%
Arizona	5	2,828	2,845	347,098	347,413	85.9%	85.8%
California	46	36,921	37,148	3,642,589	3,636,146	83.0%	85.8%
Colorado	8	3,791	3,802	476,484	476,434	84.9%	89.0%
Connecticut	3	2,028	2,026	178,115	178,190	81.3%	78.3%
Florida	31	20,508	20,587	2,184,769	2,185,445	81.5%	82.2%
Georgia	12	6,423	6,430	836,922	835,632	82.1%	87.1%
Hawaii	2	2,857	2,869	145,616	149,922	81.7%	85.0%
Illinois	5	3,322	3,290	342,239	342,319	83.3%	81.4%
Indiana	6	3,486	3,526	412,785	415,107	83.8%	87.3%
Kansas	1	506	504	50,190	49,740	88.5%	88.0%
Kentucky	3	1,578	1,582	194,001	194,270	90.9%	88.6%
Louisiana	2	1,412	1,405	150,335	148,315	83.4%	90.8%
Maryland	10	7,936	7,945	847,487	847,054	86.8%	84.3%
Massachusetts	26	15,253	15,278	1,570,320	1,573,009	84.7%	84.7%
Michigan	2	1,026	1,038	135,026	136,466	84.9%	90.7%
Missouri	6	3,146	3,148	374,277	374,357	85.3%	86.0%
Nevada	2	1,239	1,254	132,015	132,215	86.9%	88.1%
New Hampshire	2	1,006	1,006	125,473	125,909	86.3%	88.7%
New Jersey	23	18,818	18,860	1,835,446	1,836,691	85.0%	86.1%
New Mexico	1	545	538	71,705	68,310	84.9%	86.4%
New York	10	8,657	8,688	608,590	609,976	83.0%	82.1%
Ohio	4	2,026	2,026	273,772	273,492	86.0%	86.8%
Oregon	1	766	766	102,990	103,450	86.0%	83.9%
Pennsylvania	9	6,572	6,572	689,540	684,983	85.1%	86.0%
Rhode Island	1	729	729	75,521	75,521	84.2%	89.8%
South Carolina	3	1,553	1,554	178,749	178,719	86.7%	89.3%
Tennessee	6	3,692	3,502	487,774	474,327	79.5%	85.8%
Texas	20	12,379	12,415	1,402,957	1,402,408	86.2%	87.5%
Utah	3	1,540	1,537	210,561	210,526	86.4%	92.6%
Virginia	5	3,561	3,579	346,872	346,907	84.8%	87.2%
Washington	4	2,550	2,542	308,115	306,025	93.1%	90.9%
Total Wholly-Owned Stabilized	263	179,240	179,572	18,815,883	18,795,278	84.2%	85.6%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2009(1)	Number of Units as of September 30, 2008	Net Rentable Square Feet as of September 30, 2009(2)	Net Rentable Square Feet as of September 30, 2008	Square Foot Occupancy % September 30, 2009	Square Foot Occupancy % September 30, 2008
Joint-venture properties
Alabama	3	1,705	1,710	205,638	205,833	82.8%	85.9%
Arizona	11	6,838	6,862	751,414	751,184	82.4%	86.6%
California	77	55,145	55,158	5,636,807	5,639,736	85.4%	88.8%
Colorado	2	1,329	1,334	158,483	158,413	82.2%	85.3%
Connecticut	8	5,993	5,992	692,446	693,032	80.3%	79.7%
Delaware	1	585	588	71,655	71,655	91.1%	90.3%
Florida	23	19,192	19,240	1,941,103	1,938,665	81.2%	84.2%
Georgia	3	1,870	1,889	245,270	246,926	79.9%	83.6%
Illinois	7	4,665	4,679	503,626	504,181	85.7%	86.0%
Indiana	7	2,767	2,771	366,173	365,963	86.7%	85.8%
Kansas	3	1,210	1,215	160,060	161,500	82.3%	85.0%
Kentucky	4	2,279	2,286	269,916	268,358	84.1%	87.5%
Maryland	14	11,071	11,111	1,083,140	1,081,427	86.5%	85.0%
Massachusetts	17	9,218	9,246	1,046,848	1,047,458	82.6%	82.8%
Michigan	10	5,919	5,947	784,243	787,118	85.2%	88.9%
Missouri	2	953	952	117,945	117,715	83.6%	90.1%
Nevada	7	4,619	4,611	619,358	618,818	82.5%	85.6%
New Hampshire	3	1,317	1,320	137,594	138,234	85.5%	86.0%
New Jersey	21	15,666	15,675	1,647,176	1,647,956	83.4%	84.1%
New Mexico	9	4,680	4,698	542,709	537,802	86.2%	86.7%
New York	21	21,641	21,659	1,734,340	1,736,140	87.5%	88.8%
Ohio	11	5,017	5,023	755,307	754,657	80.2%	82.7%
Oregon	2	1,291	1,294	136,500	136,980	86.7%	86.9%
Pennsylvania	10	7,229	7,228	764,885	764,980	85.7%	86.8%
Rhode Island	1	607	607	73,880	73,880	68.3%	77.0%
Tennessee	22	11,765	11,792	1,548,968	1,547,659	84.6%	86.6%
Texas	18	11,704	11,744	1,547,980	1,549,866	82.4%	83.2%
Utah	1	520	520	59,000	59,300	86.3%	81.1%
Virginia	16	11,274	11,278	1,191,683	1,191,543	86.2%	87.6%
Washington	1	545	551	62,730	62,730	86.5%	83.1%
Washington, DC	1	1,535	1,536	102,003	102,003	90.1%	92.6%
Total Stabilized Joint-Ventures	336	230,149	230,516	24,958,880	24,961,712	84.3%	86.2%

Managed properties
Alabama	2	825	825	95,175	95,175	82.7%	82.5%
California	5	3,380	3,365	400,135	399,070	75.2%	76.9%
Colorado	1	339	339	31,629	31,639	94.4%	84.4%
Florida	1	651	650	52,066	51,966	85.7%	89.3%
Georgia	5	2,709	2,742	401,789	411,664	73.2%	77.3%
Illinois	4	2,319	2,329	261,394	248,460	73.3%	71.9%
Indiana	1	502	500	55,425	55,425	65.4%	69.1%
Kansas	3	1,516	1,534	226,470	225,460	72.3%	74.3%
Kentucky	1	539	541	66,000	65,900	78.3%	76.3%
Maryland	12	7,644	7,675	842,289	847,513	75.1%	76.0%
Massachusetts	1	1,186	1,200	108,830	108,980	67.4%	63.3%
Missouri	3	1,533	1,525	305,888	306,333	72.2%	80.0%
Nevada	2	1,576	1,576	170,775	171,555	82.7%	87.4%
New Jersey	5	4,334	4,341	418,300	419,435	82.7%	77.2%
New Mexico	2	1,106	1,106	131,907	131,967	87.3%	84.7%
New York	1	704	703	83,055	77,955	82.3%	86.1%
Ohio	4	1,094	1,095	167,060	162,200	55.5%	61.3%
Pennsylvania	20	8,384	8,376	1,021,451	1,022,497	61.6%	63.2%
Tennessee	2	882	884	131,140	130,385	87.4%	86.8%
Texas	4	2,232	2,244	302,249	301,519	83.5%	86.9%
Utah	1	371	371	46,805	46,905	96.3%	97.7%
Virginia	4	2,767	2,781	274,583	270,002	84.5%	84.0%
Washington, DC	2	1,255	1,255	111,759	111,759	89.0%	85.9%
Total Stabilized Managed Properties	86	47,848	47,957	5,706,174	5,693,764	74.6%	75.7%

Total Stabilized Properties	685	457,237	458,045	49,480,937	49,450,754	83.1%	84.8%

(1) Represents unit count as of September 30, 2009, which may differ from September 30, 2008 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2009, which may differ from September 30, 2008 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of September 30, 2009 and 2008. The information as of September 30, 2008 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2009 were under our control as of September 30, 2008.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2009(1)	Number of Units as of September 30, 2008	Net Rentable Square Feet as of September 30, 2009(2)	Net Rentable Square Feet as of September 30, 2008	Square Foot Occupancy % September 30, 2009	Square Foot Occupancy % September 30, 2008
Wholly-owned properties
California	9	6,532	4,284	718,706	463,743	35.9%	26.2%
Florida	2	1,668	816	156,445	72,395	17.8%	0.0%
Illinois	4	2,715	1,913	276,435	202,925	44.7%	24.1%
Maryland	2	1,393	635	149,937	79,958	49.2%	45.9%
Massachusetts	3	2,062	2,032	206,947	212,402	65.9%	73.0%
New Jersey	1	636	635	57,190	57,325	64.9%	32.4%
Oregon	1	741	—	76,100	—	0.0%	0.0%
South Carolina	1	622	488	74,657	59,367	86.9%	87.6%
Total Wholly-Owned Lease up	23	16,369	10,803	1,716,417	1,148,115	42.0%	38.0%

Joint-venture properties
California	7	4,864	2,873	531,785	329,202	38.9%	58.1%
Florida	1	906	807	113,485	109,401	47.0%	37.4%
Illinois	2	1,764	1,811	190,703	190,733	78.6%	76.1%
Maryland	1	853	859	71,349	71,349	75.3%	75.6%
New Jersey	1	712	712	59,993	60,098	33.6%	0.0%
Rhode Island	1	483	494	56,045	55,645	70.4%	57.8%
Total Lease up Joint-Ventures	13	9,582	7,556	1,023,360	816,428	51.2%	56.9%

Managed properties
Alabama	1	627	—	77,452	—	4.8%	0.0%
California	2	1,739	1,594	237,259	189,730	46.2%	45.8%
Colorado	1	522	536	61,070	60,870	73.0%	35.9%
Florida	7	4,910	1,396	453,828	134,781	19.1%	18.1%
Georgia	7	4,752	4,025	665,720	521,810	42.8%	25.9%
Massachusetts	3	2,155	1,590	204,112	151,479	48.3%	45.9%
New Jersey	1	848	860	77,895	77,905	55.8%	45.1%
New York	1	905	—	45,875	—	15.0%	0.0%
Pennsylvania	2	1,990	1,994	173,044	174,211	35.7%	26.7%
Tennessee	1	505	510	69,550	68,960	60.8%	51.7%
Utah	1	658	—	75,451	—	46.6%	0.0%
Virginia	1	476	480	63,809	63,809	40.3%	20.6%
Total Lease up Managed Properties	28	20,087	12,985	2,205,065	1,443,555	38.3%	32.4%

Total Lease up Properties	64	46,038	31,344	4,944,842	3,408,098	42.2%	40.1%

(1) Represents unit count as of September 30, 2009, which may differ from September 30, 2008 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2009, which may differ from September 30, 2008 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2009 and 2008

Overview

Results for the three and nine months ended September 30, 2009 include the operations of 635 properties (293 of which were consolidated and 342 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2008, which included the operations of 617 properties (272 of which were consolidated and 345 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008.	$ Change	% Change
Revenues:
Property rental	$60,380	$59,997	$383	0.6%	$178,494	$174,906	$3,588	2.1%
Management and franchise fees	5,191	5,417	(226)	(4.2)%	15,685	15,837	(152)	(1.0)%
Tenant reinsurance	5,542	4,265	1,277	29.9%	15,246	11,723	3,523	30.1%
Other income	191	169	22	13.0%	201	425	(224)	(52.7)%
Total revenues	$71,304	$69,848	$1,456	2.1%	$209,626	$202,891	$6,735	3.3%

Property Rental — The increase in property rental revenues for the three and nine months ended September 30, 2009 consists of $2,880 and $7,567, respectively associated with acquisitions and consolidations completed during 2009 and 2008 and $777 and $2,178 respectively from increases in occupancy and rental rates at lease-up properties.  These increases were offset by decreases of $3,274 and $6,157, respectively in revenues at stabilized properties due mainly to a decrease in occupancy and incoming rental rates compared with the same periods in the prior year.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of cash collected from properties owned by unconsolidated joint ventures, franchisees and third parties.  Revenues from management fees and franchise fees have remained stable compared to the previous year.

Tenant Reinsurance — The increase in tenant reinsurance revenues is due to the increase of overall customer participation to approximately 55% at September 30, 2009 compared to approximately 46% at September 30, 2008.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Expenses:
Property operations	$23,022	$21,367	$1,655	7.7%	$67,456	$62,871	$4,585	7.3%
Tenant reinsurance	1,264	1,426	(162)	(11.4)%	3,996	3,958	38	1.0%
Unrecovered development and acquisition costs	22	39	(17)	(43.6)%	18,905	1,631	17,274	1,059.1%
Severance costs associated with wind-down of development program	—	—	—	—	1,400	—	1,400	100.0%
General and administrative	9,982	10,316	(334)	(3.2)%	31,195	30,378	817	2.7%
Depreciation and amortization	13,797	12,355	1,442	11.7%	39,160	35,633	3,527	9.9%
Total expenses	$48,087	$45,503	$2,584	5.7%	$162,112	$134,471	$27,641	20.6%

Property Operations — The increase in property operations expense during the three months ended September 30, 2009 consists of $972 related to increases in expenses at lease up properties, and $984 related to property acquisitions and consolidations completed in 2009 and 2008, offset by a decrease of $301 related to lower expenses at stabilized properties.  For the nine months ended September 30, 2009, the increase was primarily due to $2,746 related to property acquisitions and consolidations completed in 2009 and 2008 and $1,934 related to increases in expenses at lease up properties.  For the nine months ended September 30, 2009, the property operations expense at stabilized properties also increased due to increases in telephone and property taxes.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.  During 2008 and the first three quarters of 2009, the tenant reinsurance program increased overall customer participation to approximately 55% at September 30, 2009 compared to approximately 46% September 30, 2008.

Unrecovered Development and Acquisition Costs — These costs relate to unsuccessful development and acquisition activities during the periods indicated.  On June 2, 2009, the Company announced that it had begun a wind-down of its development program. As a result of the decision, the Company recorded $18,883 of one time impairment charges in order to write down the carrying value of undeveloped land, development projects that will be completed and investments in development projects to their estimated fair values less cost to sell.  There were no significant unrecovered development and acquisition costs during the three months ended September 30, 2009 or 2008.  The unrecovered development and acquisition costs incurred during the nine months ended September 30, 2008 include $1,257 relating to due diligence costs that were part of an unsuccessful attempt by the Company to purchase a large portfolio of properties during the second quarter of 2008.  The remainder of these costs relate to entitlement and other due diligence work done on development projects that the Company elected not to pursue.

Severance costs associated with wind-down of development program — On June 2, 2009, the Company announced that it has begun a wind-down of its development program. As a result of the decision, the Company recorded severance costs of $1,400.

General and Administrative — The increase in general and administrative expenses for the nine months ended September 30, 2009 was due to the overall cost associated with the management of our properties which increased as we operated 741 properties as of September 30, 2009 compared to 684 properties as of September 30, 2008.

Depreciation and Amortization — The increase in depreciation and amortization expense is a result of additional properties that were added through acquisitions and development in 2009 and 2008.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Other revenue and expenses:
Interest expense	$(17,697)	$(15,904)	$(1,793)	11.3%	$(49,308)	$(48,220)	$(1,088)	2.3%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(430)	(1,059)	629	(59.4)%	(1,834)	(3,147)	1,313	(41.7)%
Interest income	245	1,280	(1,035)	(80.9)%	1,098	2,575	(1,477)	(57.4)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—	3,638	3,638	—	—
Equity in earnings of real estate ventures	1,752	2,015	(263)	(13.1)%	5,288	4,610	678	14.7%

Gain on repurchase of exchangeable senior notes	—	—	—	—	27,576	—	27,576	100.0%
Loss on sale of investments available for sale	—	—	—	—	—	(1,415)	1,415	(100.0)%
Income tax expense	(726)	(3)	(723)	24,100.0%	(2,317)	(190)	(2,127)	1,119.5%
Total other revenue (expense)	$(15,643)	$(12,458)	$(3,185)	25.6%	$(15,859)	$(42,149)	$26,290	(62.4)%

Interest Expense — The increase in interest expense for the three months ended September 30, 2009 was primarily the result of $61,770 of debt that had a reverse interest rate swap that expired, thus increasing the interest rate on the debt.  The increase in interest expense for the nine months ended September 30, 2009 relates primarily to an increase in debt of $94,000 over the prior year.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — The decrease in non-cash interest expense related to the amortization of discount on exchangeable senior notes for the three and nine months ended September 30, 2009 was due to the Company repurchasing a total of $154,837 of its notes in 2008 and 2009.  The discount associated with the repurchased notes was written off as a result of these repurchases which decreased the ongoing amortization of the discount in 2009 when compared to 2008.

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

Equity in Earnings of Real Estate Ventures — The decrease in equity in earnings of real estate ventures for the three months ended September 30, 2009 is due primarily to decreased revenues at these joint ventures.  The increase in equity in earnings of real estate ventures for the nine months ended September 30, 2009 compared to the prior year is due primarily to the increase in our investment in the VRS joint venture from 5% to 45% on July 1, 2008.

Gain on Repurchase of Exchangeable Senior Notes — This amount represents the gain recorded on the repurchase of $114,500 principal amount of our exchangeable senior notes in March and May 2009.  There were no repurchases of exchangeable senior notes during the nine months ended September 30, 2008.

Loss on Sale of Investments Available for Sale — This amount represents the loss recorded on February 29, 2008 related to the liquidation of auction rates securities held in investments available for sale.  There was no loss for the three or nine months ended September 30, 2009.

Income tax expense — The increase in income tax expense relates to our net operating loss carryforward being used completely in 2008 in addition to the increased profitability of our TRS.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,506)	$(1,570)	$64	(4.1)%	$(4,681)	$(4,627)	$(54)	1.2%
Net income allocated to Operating Partnership and other non-controlling interests	(101)	(401)	300	(74.8)%	(929)	(896)	(33)	3.7%
Total income allocated to noncontrolling interests:	$(1,607)	$(1,971)	$364	(18.5)%	$(5,610)	$(5,523)	$(87)	1.6%

Net income allocated to Preferred Operating Partnership noncontrolling interests — Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% and 1.1%, respectively, of the remaining net income  allocated after the adjustment for the fixed distribution paid as of September 30, 2009 and 2008.

Net income allocated to Operating Partnership and other noncontrolling interests — Income allocated to the Operating Partnership as of September 30, 2009 and 2008 represents approximately 4.3% and 4.7%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Loss allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures on eight properties that were in the lease-up phase during the three and nine months ended September 30, 2009.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses.  The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets.  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with GAAP, excluding gains or losses on sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities, as a measure of liquidity, or as an indicator of our ability to make cash distributions.  The following table sets forth our calculation of FFO for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to common stockholders	$5,967	$9,916	$26,045	$20,748

Adjustments:
Real estate depreciation	12,959	10,791	35,943	30,526
Amortization of intangibles	198	1,066	1,446	3,503
Joint venture real estate depreciation and amortization	1,475	1,534	4,284	3,644
Joint venture (gain) loss on sale of properties	(20)	—	168	—
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)	(4,313)	(4,313)
Income allocated to Operating Partnership noncontrolling interests	1,777	2,118	6,250	5,926

Funds from operations	$20,918	$23,987	$69,823	$60,034

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

	Three Months Ended September 30,		Percent	Nine Months Ended September30,		Percent
	2009	2008	Change	2009	2008	Change
Same-store rental and tenant reinsurance revenues	$57,013	$59,703	(4.5)%	$170,402	$174,819	(2.5)%
Same-store operating and tenant reinsurance expenses	20,253	20,495	(1.2)%	60,256	60,751	(0.8)%
Same-store net operating income	36,760	39,208	(6.2)%	110,146	114,068	(3.4)%

Non same-store rental and tenant reinsurance revenues	8,909	4,559	95.4%	23,338	11,810	97.6%
Non same-store operating and tenant reinsurance expenses	4,033	2,298	75.5%	11,196	6,078	84.2%

Total rental and tenant reinsurance revenues	65,922	64,262	2.6%	193,740	186,629	3.8%
Total operating and tenant reinsurance expenses	24,286	22,793	6.6%	71,452	66,829	6.9%

Same-store square foot occupancy as of quarter end	84.2%	85.6%		84.2%	85.6%

Properties included in same-store	252	252		252	252

The decrease in same-store rental revenues for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was due to decreased rental rates to incoming customers and a reduction in occupancy.  The decrease in same-store operating expenses was primarily due to lower payroll, advertising and insurance expenses.

CASH FLOWS

Cash flows provided by operating activities were $66,092 and $76,026, respectively, for the nine months ended September 30, 2009 and 2008. The decrease compared to the prior year primarily relates to the decrease in net income exclusive of gain on sale of exchangeable notes and unrecovered development costs and severance costs relating to the wind-down of our development program.

Cash used in investing activities was $87,360 and $130,568, respectively, for the nine months ended September 30, 2009 and 2008.  The decrease relates primarily to the $44,100 decrease in investments in real estate ventures as we increased our ownership in the VRS Self Storage LLC joint venture in 2008 and had no similar large investment increases in 2009.  In addition, the acquisition of real estate assets decreased from $55,602 in 2008 to $27,378 in 2009.  These decreases were partially offset by the increase of investing in development and construction of real estate assets of $14,126 over the prior year.

Cash provided by financing activities was $58,288 and $149,241, respectively, for the nine months ended September 30, 2009 and 2008. The decrease in cash provided by financing activities is primarily the result of $232,718 in proceeds received as a result of issuing common stock in 2008 compared to $0 in 2009.  In addition, during the nine months ended September 30, 2009, we drew an additional $73,000 on our lines of credit and obtained proceeds of $309,879 from additional notes payable, compared to proceeds of only $4,063 from notes payable and lines of credit during the nine months ended September 30, 2008.  This was offset by the increase of $80,853 in the amount paid by the Company to repurchase a portion of our exchangeable senior notes, and repayment of $207,981 of debt during the nine months ended September 30, 2009 compared to repayments of only $24,097 for the nine months ended September 30, 2008.

OPERATIONAL SUMMARY

Our net operating income for the nine months ended September 30, 2009 decreased on a same-store basis with decreases in revenues and decreases in expenses. Same-store revenue decreased 2.5% and net operating income decreased 3.4%. Same-store expenses showed a modest year-on-year decrease of 0.8%. Occupancy decreased to 84.2 % as compared to 85.6% for the same period of the previous year.

Stabilized properties located in Massachusetts, New York, Northern California, Texas, and Washington, D.C. were the top performing assets for the nine months ended September 30, 2009.  Stabilized properties located in Arizona, Florida, Georgia and Southern California performed below the portfolio average.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $100,992 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2009 and 2010 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.  Recently issued guidance from the IRS allows for up to 90% of a REIT’s dividends to be paid with its common stock in 2009 if certain conditions are met.

On April 6, 2009, we announced modifications to our 2009 dividend distributions.  We did not pay a dividend in the second or third quarters of 2009. We expect to pay a fourth quarter dividend, which when combined with the first quarter cash dividend of $0.25 per share, previously paid on March 31, 2009, is expected to satisfy the REIT distribution requirements and allow us to avoid the payment of corporate income tax for the year.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2008 and the first nine months of 2009 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

On October 19, 2007, we entered into a $100,000 revolving line of credit (the “Credit Line”). We intend to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios (1.25% at September 30, 2009). The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures on October 31, 2010 with two one-year extensions available. Outstanding balances on the Credit Line at September 30, 2009 and December 31, 2008 were $100,000 and $27,000, respectively.  We are subject to certain restrictive covenants relating to the Credit Line.  The Company was in compliance with all covenants as of September 30, 2009.

On February 13, 2009, we entered into a $50,000 revolving secured line of credit (the “Secondary Credit Line”) that is collateralized by mortgages on certain real estate assets and matures on February 13, 2012.  We intend to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.50% at September 30, 2009).  As of September 30, 2009, there were no amounts drawn on the Secondary Credit Line.  We are subject to certain restrictive covenants relating to the Secondary Credit Line.  The Company was in compliance with all covenants as of September 30, 2009.

As of September 30, 2009, we had $1,359,199 of debt, resulting in a debt to total capitalization ratio of 58.5%.  As of September 30, 2009, the ratio of total fixed rate debt and other instruments to total debt was 80.4% (including $97,581 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at September 30, 2009 was 5.0%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all covenants at September 30, 2009.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2009:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$64,126	$5,861	$10,801	$8,889	$38,575
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	493,243	66,820	112,818	92,421	221,184
Principal	1,359,199	173,978	253,171	266,853	665,197
Total contractual obligations	$1,916,568	$246,659	$376,790	$368,163	$924,956

At September 30, 2009, the weighted-average interest rate for all fixed rate loans was 5.5%, and the weighted-average interest rate for all variable rate loans was 3.0%.

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

During 2008 and through September 30, 2009, we repurchased $154,837 in aggregate principal amount of our exchangeable senior notes for $112,574 in cash. We may from time to time seek to retire, repurchase or redeem our additional outstanding debt including our exchangeable senior notes as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

As of September 30, 2009, we had $1.4 billion in total debt, of which $266.0 million was subject to variable interest rates. If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by $1.8 million annually (amount excludes debt that has interest rate floors).

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

The aggregate fair value of our fixed rate notes payable and notes payable to trusts at September 30, 2009 was $1.2 billion.

The carrying value of these fixed rates notes payable and notes payable to trusts at September 30, 2009 was $1.0 billion.  The fair value of the exchangeable senior notes at September 30, 2009 was $126.0 million. The carrying value of the exchangeable senior notes at September 30, 2009 was $95.2 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 5, 2009, we issued 217,930 shares of common stock to Kenneth M. Woolley, a member of our board of directors, in exchange for an equal number of Operating Partnership (“OP”) units of our Operating Partnership. The OP units were tendered to us for redemption in accordance with the terms and provisions of the partnership agreement of our Operating Partnership. The shares were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. We received no additional consideration for the redemption.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Third Amendment to the Contribution Agreement between Extra Space Storage LLC and HSRE-ESP IA, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: November 5, 2009	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2009	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)