Form 10-K
period 2009-12-31
Extra Space Storage Inc.
filed 2010-02-26
CIK 1289490

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the common stock held by non-affiliates of the registrant was $656,132,638 based upon the closing price on the New York Stock Exchange on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 12, 2010 was 86,723,391.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual stockholders' meeting to be held in 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  the effect of competition from new and existing self-storage facilities or other storage alternatives, which would cause rents and occupancy rates to decline;

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

        We were formed to continue the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2009, we held ownership interests in 642 operating properties. Of these 642 operating properties, 290 are wholly-owned, and 352 are owned in joint-venture partnerships. An additional 124 operating properties are owned by franchisees or third parties and operated by us in exchange for a management fee, bringing the total number of operating properties which we own and/or manage to 766. These operating properties are located in 33 states and Washington, D.C. and contain approximately 55 million square feet of net rentable space in approximately 500,000 units and currently serve a customer base of over 350,000 tenants.

        We operate in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Our property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, we announced the wind-down of our development activities. As of December 31, 2009, there were ten development projects remaining to be completed in our development pipeline. Our rental operations activities include the direct and indirect ownership and operation of self-storage facilities. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self storage facilities.

        Substantially all of our business is conducted through Extra Space Storage LP (the "Operating Partnership"). Our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). To the extent we continue to qualify as a REIT we will not be subject to tax, with certain exceptions, on our net taxable income that is distributed to our stockholders.

        We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the "SEC"). You may obtain copies of these documents by visiting the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.extraspace.com, or by contacting our Secretary at our principal offices, which are located at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, telephone number (801) 562-5556.

Management

        Members of our executive management team have significant experience in all aspects of the self-storage industry. The senior management team has collectively acquired and/or developed more than 725 properties since 1996 for the Company, the Predecessor and other entities. Our executive management team and their years of industry experience are as follows: Spencer F. Kirk, Chairman and

Chief Executive Officer, 9 years; Kent W. Christensen, Executive Vice President and Chief Financial Officer, 12 years; Charles L. Allen, Executive Vice President and Chief Legal Officer, 12 years, and Karl Haas, Executive Vice President and Chief Operating Officer, 22 years.

        On February 2, 2009, we announced that Kenneth M. Woolley, former Chairman and Chief Executive Officer, had accepted an invitation to serve a mission for The Church of Jesus Christ of Latter-day Saints. Mr. Woolley stepped down from his position as Chief Executive Officer beginning April 1, 2009. Our board of directors selected Mr. Kirk to succeed him as Chairman and Chief Executive Officer. The composition of the board of directors remained the same with the exception of the Chairman position which was assumed by Mr. Kirk.

        Members of the executive management team have guided the Company through substantial growth, developing and acquiring over $4.0 billion in assets since 1996. This growth has been funded through public equity offerings and more than $2.0 billion in private equity capital since 1998. This private equity capital has come primarily from sophisticated, high net-worth individuals and institutional investors such as affiliates of Prudential Financial, Inc. and Fidelity Investments.

        Our executive management and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 7,035,533 shares or 8.1% of our outstanding common stock as of February 12, 2010.

Industry & Competition

        Self-storage facilities refers to properties that offer month-to-month storage space rental for personal or business use. Self-storage offers a cost-effective and flexible storage alternative. Tenants rent fully enclosed spaces that can vary in size according to their specific needs and to which they have unlimited, exclusive access. Tenants have responsibility for moving their items into and out of their units. Self-storage unit sizes typically range from five feet by five feet to 20 feet by 20 feet, with an interior height of eight to 12 feet. Properties generally have on-site managers who supervise and run the day-to-day operations, providing tenants with assistance as needed.

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

        Since inception in the early 1970's, the self-storage industry has experienced significant growth. In the past ten years, there has been even greater growth. According to the Self-Storage Almanac (the

"Almanac"), in 1999 there were only 29,955 self-storage properties in the United States, with an average occupancy rate of 86.9% of net rentable square feet, compared to 48,721 self-storage properties in 2009 with an average occupancy rate of 76.7% of net rentable square feet. As population densities have increased in the United States, there has been an increase in self-storage awareness and corresponding development, which we expect will continue in the future.

        Increased competition has affected our business and has led to both pricing and discount pressure. The increased competition has limited our ability to increase revenues in many markets in which we operate. Many markets have been able to absorb the increase in self-storage development due to superior demographics and density. However, select markets have not been able to absorb the new facilities and have not performed as well.

        We have encountered competition when we have sought to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will likely continue to be a challenge for the Company's growth strategy.

        The industry is also characterized by fragmented ownership. According to the Almanac, the top ten self-storage companies in the United States owned approximately 10.8% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 14.9% of the total U.S. properties as of December 31, 2009. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to be able to compete for acquisitions given our historical reputation for closing deals.

        We are the second largest self-storage operator in the United States. We are one of four public self-storage REITs along with Public Storage Inc., Sovran Self-Storage, Inc., and U-Store-It Inc.

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

  •
  Acquire self-storage properties from strategic partners and third parties.  Our acquisitions team will continue to selectively pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We believe we have established a reputation as a reliable, ethical buyer, which enhances our ability to negotiate and close acquisitions. In addition, our status as an UPREIT enables flexibility when structuring deals.

Financing of Our Long-Term Growth Strategies

  •
  Acquisition and Development Financing

    We currently have a $100.0 million revolving line of credit (the "Credit Line") that is collateralized by certain of our self-storage properties. As of December 31, 2009, the Credit Line had asset collateralizing capacity of $100.0 million of which $100.0 million was drawn. On February 13, 2009, we entered into a $50.0 million revolving secured line of credit (the "Secondary Credit Line" and together with the Credit Line, collectively the "Credit Lines") that is collateralized by certain of our self-storage properties. As of December 31, 2009, the Secondary Credit Line had asset collateralizing capacity of approximately $50.0 million of which $0 was drawn. We expect to maintain a flexible approach in financing new property acquisitions. We plan to finance future acquisitions and development through a combination of cash, borrowings under the Credit Lines, traditional secured mortgage financing, joint ventures and additional equity offerings.

  •
  Joint Venture Financing

    We own 336 of our stabilized properties and 16 of our lease-up properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we typically maintain the right to receive between 17.0% and 50.0% of the available cash flow from operations after our joint venture partners and the Company have received a predetermined return, and between 17.0% and 50.0% of the available cash flow from capital transactions after our joint venture partners and the Company have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

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

Employees

        As of February 12, 2010, we had 2,001 employees and believe our relationship with our employees to be good. Our employees are not represented by a collective bargaining agreement.

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

  •
  local or regional real estate market conditions such as competing properties, the oversupply of self-storage or a reduction in demand for self-storage in a particular area;

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

        Recent U.S. and international market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the third and fourth quarters of 2008 and all of 2009. For the year ended December 31, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability. Continued turbulence in U.S. and international markets may adversely affect our liquidity and financial condition, and the financial condition of our customers. If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

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

        We had 1,684 field personnel as of February 12, 2010 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow.

        We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, hurricanes, tornadoes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. As a result, our operating results may be adversely affected.

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

        To the extent that we engage in development and redevelopment activities, we will be subject to the following risks normally associated with these projects:

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

        We may rely on the investments of our joint venture partners for funding certain of our development and redevelopment projects. If our reputation in the self-storage industry changes or the number of investors considering us an attractive strategic partner is otherwise reduced, our ability to develop or redevelop properties could be affected, which would limit our growth.

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

        Our success depends, to a significant extent, on the continued services of members of our executive management team. Our executive management team has substantial experience in the self-storage industry. In addition, our ability to develop properties in the future depends on the significant relationships our executive management team has developed with our institutional joint venture partners such as affiliates of Prudential Financial, Inc. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our executive management team could harm our business and our prospects.

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

        In connection with the formation transactions entered into prior to our IPO in 2004, we agreed to make available to each of Kenneth M. Woolley, a director and our former Chairman and Chief Executive Officer, Richard S. Tanner, our Senior Vice President, Development, and other third parties, the following tax protections: for nine years, with a three-year extension if the applicable party continues to own at least 50% of the units in our Operating Partnership ("OP units") received by it in the formation transactions at the expiration of the initial nine-year period, the opportunity to (1) guarantee debt or (2) enter into a special loss allocation and deficit restoration obligation, in an aggregate amount, with respect to the foregoing contributors, of at least $60.0 million. Similar tax protections were provided to third party contributors in connection with property contributions to the Operating Partnership subsequent to the IPO. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions. These obligations may require us to maintain certain indebtedness levels that we would not otherwise require for our business.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority.

        As of December 31, 2009, we held interests in 352 operating properties through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

Spencer F. Kirk, Chairman and Chief Executive Officer, Kent W. Christensen, Executive Vice President and Chief Financial Officer, Charles L. Allen, Executive Vice President and Chief Legal Officer, and other members of our senior management team have outside business interests which could divert their time and attention away from us, which could harm our business.

        Spencer F. Kirk, our Chairman and Chief Executive Officer, as well as certain other members of our senior management team, have outside business interests. These business interests include the ownership of a self-storage property located in Pico Rivera, California. Other than this property, the members of our senior management are not currently engaged in any other self-storage activities outside the Company. These outside business interests could interfere with their ability to devote time to our business and affairs as a result, our business could be harmed.

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

        Spencer F. Kirk, Chairman and Chief Executive Officer, Kent W. Christensen, Executive Vice President and Chief Financial Officer, Charles L. Allen, Executive Vice President and Chief Legal Officer, and other members of our senior management team, and Kenneth M. Woolley, Director, had direct or indirect ownership interests in certain properties that were contributed to our Operating Partnership in the formation transactions. Following the completion of the formation transactions, we, under the agreements relating to the contribution of such interests, became entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. None of these contribution and non-competition agreements was negotiated at an arm's-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and non-competition agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

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

Our primary business involves the ownership and operation of self-storage properties.

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

        The United States credit markets are experiencing significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund development projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial markets may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

        As of December 31, 2009, we had approximately $1.4 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.

        If we are required to utilize our Credit Lines for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

  •
  we may default on our obligations and the lenders or mortgages may enforce our guarantees;

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

        As of December 31, 2009, we had approximately $1.4 billion of debt outstanding, of which approximately $304.1 million or 21.6% was subject to variable interest rates. This variable rate debt had a weighted average interest rate of approximately 3.3% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $3.0 million annually.

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

        To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we are subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While historically we have satisfied these distribution requirements by making cash distributions to our shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2011, recent Internal Revenue Service guidance allows us to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock, if certain conditions are met. Assuming we continue to satisfy these distributions requirements with cash, we may need to borrow funds on a short-term basis, or possibly long-term, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2009, we owned or had ownership interests in 642 operating self-storage properties. Of these properties, 290 are wholly-owned and 352 are held in joint ventures. In addition, we managed an additional 124 properties for franchisees or third parties bringing the total number of properties which we own and/or manage to 766. These properties are located in 33 states and Washington, D.C. We receive a management fee equal to approximately 6% of gross revenues to manage the joint venture, third party and franchise sites. As of December 31, 2009, we own and/or manage approximately 55 million square feet of rentable space configured in approximately 500,000 separate storage units. Approximately 70% of our properties are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

        We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

        As of December 31, 2009, over 350,000 tenants were leasing storage units at the 766 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2009, the median length of stay was approximately eleven months. The average annual rent per square foot at these stabilized properties was $13.46 at December 31, 2009 compared to $14.21 at December 31, 2008.

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

        The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of December 31, 2009 and 2008. The information as of December 31, 2008 is on a pro forma basis as though all the properties owned at December 31, 2009 were under our control as of December 31, 2008.

Stabilized Property Data Based on Location

				Company	Pro forma
		Company	Pro forma			Company	Pro forma
				Net Rentable Square Feet as of December 31, 2009(2)	Net Rentable Square Feet as of December 31, 2008
Location	Number of Properties	Number of Units as of December 31, 2009(1)	Number of Units as of December 31, 2008			Square Foot Occupancy % December 31, 2009	Square Foot Occupancy % December 31, 2008
Wholly-owned properties
Alabama	1	587	582	77,600	76,260	79.4%	78.6%
Arizona	5	2,818	2,844	346,998	347,238	83.6%	80.4%
California	46	36,877	37,001	3,647,805	3,630,797	81.9%	82.2%
Colorado	8	3,790	3,803	476,484	476,409	84.4%	82.7%
Connecticut	3	2,023	2,028	178,040	178,115	78.9%	75.5%
Florida	31	20,490	20,571	2,184,586	2,186,056	81.9%	80.8%
Georgia	12	6,425	6,433	836,922	837,292	82.1%	82.5%
Hawaii	2	2,858	2,862	145,816	151,445	80.4%	78.8%
Illinois	5	3,320	3,263	341,724	339,844	79.9%	79.9%
Indiana	6	3,477	3,525	412,759	415,156	82.3%	84.4%
Kansas	1	507	506	50,190	49,940	82.2%	87.1%
Kentucky	3	1,578	1,583	194,051	194,220	88.9%	84.2%
Louisiana	2	1,412	1,408	150,335	148,915	81.8%	87.0%
Maryland	10	7,936	7,948	847,577	846,979	86.0%	81.1%
Massachusetts	26	15,241	15,276	1,569,495	1,573,680	83.3%	81.4%
Michigan	2	1,026	1,021	135,026	132,410	85.7%	86.3%
Missouri	6	3,141	3,159	374,292	374,587	82.4%	80.0%
Nevada	2	1,239	1,250	132,015	132,215	83.0%	87.0%
New Hampshire	2	1,006	1,006	125,473	125,909	88.2%	84.7%
New Jersey	23	18,801	18,860	1,834,626	1,838,021	84.7%	82.6%
New Mexico	1	541	541	71,555	69,030	78.7%	83.9%
New York	10	8,423	8,690	608,510	610,707	81.3%	79.4%
Ohio	4	2,024	2,032	273,532	274,132	85.9%	85.8%
Oregon	1	767	766	103,150	103,530	84.7%	79.4%
Pennsylvania	9	6,573	6,570	689,768	685,255	86.6%	81.5%
Rhode Island	1	722	730	75,521	75,521	81.3%	89.0%
South Carolina	3	1,553	1,554	178,749	178,719	83.4%	83.1%
Tennessee	6	3,694	3,492	488,334	474,047	79.9%	82.8%
Texas	20	12,378	12,423	1,403,414	1,402,493	85.0%	84.7%
Utah	3	1,543	1,540	210,749	210,876	80.7%	84.4%
Virginia	5	3,561	3,581	346,862	346,907	82.5%	84.5%
Washington	4	2,548	2,548	308,015	307,025	90.6%	84.4%

Total Wholly-Owned Stabilized	263	178,879	179,396	18,819,973	18,793,730	83.2%	82.2%

				Company	Pro forma
		Company	Pro forma			Company	Pro forma
				Net Rentable Square Feet as of December 31, 2009(2)	Net Rentable Square Feet as of December 31, 2008
Location	Number of Properties	Number of Units as of December 31, 2009(1)	Number of Units as of December 31, 2008			Square Foot Occupancy % December 31, 2009	Square Foot Occupancy % December 31, 2008
Joint-venture properties
Alabama	3	1,705	1,709	205,638	205,883	82.5%	84.9%
Arizona	11	6,829	6,861	751,889	751,364	82.6%	84.2%
California	77	55,187	55,140	5,634,040	5,636,931	84.2%	85.0%
Colorado	2	1,325	1,334	158,583	158,413	82.7%	80.6%
Connecticut	8	5,983	5,988	691,406	692,320	82.8%	78.8%
Delaware	1	584	588	71,680	71,655	92.2%	82.9%
Florida	23	19,079	19,238	1,937,868	1,938,511	81.4%	80.2%
Georgia	3	1,871	1,885	245,520	246,926	80.1%	77.1%
Illinois	7	4,661	4,670	503,416	503,316	83.3%	84.1%
Indiana	7	2,769	2,769	366,173	365,803	86.4%	80.9%
Kansas	3	1,211	1,214	160,060	161,240	79.1%	79.7%
Kentucky	4	2,268	2,285	268,886	268,434	83.1%	83.7%
Maryland	14	11,055	11,110	1,085,468	1,081,927	84.5%	81.4%
Massachusetts	17	9,252	9,243	1,049,070	1,046,534	81.6%	80.0%
Michigan	10	5,917	5,930	784,683	784,263	81.8%	82.5%
Missouri	2	956	956	118,045	117,795	80.2%	82.9%
Nevada	7	4,615	4,614	619,273	618,998	82.8%	81.8%
New Hampshire	3	1,316	1,317	137,434	137,754	84.2%	84.1%
New Jersey	21	15,656	15,680	1,647,200	1,648,331	83.0%	80.4%
New Mexico	9	4,673	4,691	542,799	538,144	82.9%	81.9%
New York	21	21,638	21,645	1,733,870	1,735,650	86.2%	84.3%
Ohio	11	5,008	5,019	754,447	754,187	79.3%	78.0%
Oregon	2	1,290	1,294	136,290	136,980	84.2%	79.1%
Pennsylvania	10	7,224	7,228	764,860	764,300	85.0%	83.9%
Rhode Island	1	607	607	73,880	73,880	71.5%	73.3%
Tennessee	22	11,753	11,784	1,547,896	1,547,846	82.8%	81.7%
Texas	18	11,697	11,738	1,548,180	1,549,071	83.5%	80.4%
Utah	1	520	519	59,000	59,050	81.7%	83.7%
Virginia	16	11,275	11,282	1,191,293	1,191,543	85.3%	83.6%
Washington	1	546	551	62,730	62,730	86.4%	83.4%
Washington, DC	1	1,536	1,536	102,003	102,003	91.7%	88.5%

Total Stabilized Joint-Ventures	336	230,006	230,425	24,953,580	24,951,782	83.4%	82.4%

Managed properties
Alabama	2	783	825	95,899	95,175	81.2%	80.6%
California	5	3,371	3,366	399,460	399,070	72.2%	72.4%
Colorado	1	339	339	31,629	31,639	87.9%	82.1%
Florida	1	651	650	52,066	51,966	85.2%	84.4%
Georgia	5	2,705	2,726	401,289	406,476	73.3%	72.3%
Illinois	4	2,319	2,328	261,219	263,120	72.4%	69.8%
Indiana	1	502	499	55,425	55,425	67.5%	64.0%
Kansas	3	1,518	1,534	226,120	225,460	71.3%	68.8%
Kentucky	1	532	541	66,000	65,900	76.6%	72.6%
Maryland	12	7,627	7,678	842,865	848,038	74.3%	72.4%
Massachusetts	1	1,168	1,198	108,830	108,880	64.4%	58.2%
Missouri	3	1,532	1,525	305,138	306,333	72.9%	76.4%
Nevada	2	1,576	1,576	170,775	171,555	81.8%	80.3%
New Jersey	5	4,322	4,341	418,450	419,775	81.9%	75.9%
New Mexico	2	1,101	1,106	131,857	131,767	85.0%	81.2%
New York	1	704	703	83,055	77,955	81.5%	81.2%
Ohio	4	1,087	1,095	161,760	162,200	59.3%	57.5%
Pennsylvania	20	8,380	8,379	1,017,521	1,022,897	63.6%	60.8%
Tennessee	2	883	883	131,140	130,385	84.2%	83.6%
Texas	4	2,231	2,244	300,015	301,519	82.7%	85.1%
Utah	1	371	371	46,805	46,905	96.7%	98.1%
Virginia	4	2,767	2,782	274,583	270,202	83.0%	79.0%
Washington, DC	2	1,263	1,255	112,459	111,759	87.2%	82.8%

Total Stabilized Managed Properties	86	47,732	47,944	5,694,360	5,704,401	74.2%	72.3%

Total Stabilized Properties	685	456,617	457,765	49,467,913	49,449,913	82.3%	81.1%

(1)
Represents unit count as of December 31, 2009, which may differ from December 31, 2008 unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2009, which may differ from December 31, 2008 net rentable square feet due to unit conversions or expansions.

        The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of December 31, 2009 and 2008. The information as of December 31, 2008 is on a pro forma basis as though all the properties owned at December 31, 2009 were under our control as of December 31, 2008.

Lease-up Property Data Based on Location

				Company	Pro forma
		Company	Pro forma			Company	Pro forma
				Net Rentable Square Feet as of December 31, 2009(2)	Net Rentable Square Feet as of December 31, 2008
Location	Number of Properties	Number of Units as of December 31, 2009(1)	Number of Units as of December 31, 2008			Square Foot Occupancy % December 31, 2009	Square Foot Occupancy % December 31, 2008
Wholly-owned properties
California	11	8,029	4,283	867,459	463,433	36.2%	29.4%
Florida	3	2,710	816	260,830	72,345	15.8%	0.0%
Illinois	4	2,689	2,745	276,265	276,315	50.2%	23.9%
Maryland	2	1,394	1,408	149,937	149,758	55.1%	27.0%
Massachusetts	3	2,125	2,067	211,652	215,532	65.2%	58.4%
New Jersey	1	636	633	57,190	57,140	64.3%	27.5%
Oregon	1	744	—	76,375	—	7.5%	0.0%
South Carolina	1	622	488	74,657	59,367	85.4%	82.2%

Total Wholly-Owned Lease up	27	19,578	13,007	2,050,976	1,360,554	42.0%	33.8%

Joint-venture properties
California	7	4,860	2,870	531,948	329,192	43.5%	56.9%
Florida	1	894	906	113,485	108,085	53.3%	38.4%
Illinois	4	2,796	2,835	298,605	298,569	70.0%	68.0%
Maryland	1	853	855	71,349	71,349	73.7%	74.4%
New Jersey	2	1,329	712	127,380	60,098	22.6%	0.0%
Rhode Island	1	482	494	55,985	55,805	74.0%	56.1%

Total Lease up Joint-Ventures	16	11,214	8,672	1,198,752	923,098	52.0%	56.4%

Managed properties
Alabama	1	627	—	77,452	—	10.6%	0.0%
California	2	1,737	1,594	236,174	189,080	50.9%	49.4%
Colorado	1	508	536	61,070	60,870	78.4%	45.3%
Florida	8	5,449	1,396	508,315	134,751	24.8%	23.5%
Georgia	10	5,388	5,099	764,217	667,413	45.4%	32.6%
Massachusetts	3	2,156	1,590	204,327	151,529	49.9%	46.5%
New Jersey	1	848	860	77,895	77,905	57.4%	45.8%
New York	1	914	—	46,197	—	21.9%	0.0%
Pennsylvania	2	1,990	1,994	173,019	174,211	39.8%	27.3%
Tennessee	1	505	510	69,550	68,960	62.1%	45.4%
Utah	1	653	—	75,451	—	61.2%	0.0%
Virginia	1	476	480	63,709	63,809	45.0%	22.1%

Total Lease up Managed Properties	38	25,711	16,485	2,770,935	1,802,539	40.2%	37.6%

Total Lease up Properties	81	56,503	38,164	6,020,663	4,086,191	43.2%	40.6%

(1)
Represents unit count as of December 31, 2009, which may differ from December 31, 2008 unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2009, which may differ from December 31, 2008 net rentable square feet due to unit conversions or expansions.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "EXR" since our IPO on August 17, 2004. Prior to that time there was no public market for our common stock.

        The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

		Range
				Dividends Declared
Year	Quarter	High	Low
2008	1st	17.41	12.33	0.2500
	2nd	17.90	15.08	0.2500
	3rd	17.74	13.67	0.2500
	4th	15.53	5.98	0.2500
2009	1st	10.49	4.93	0.2500
	2nd	9.04	5.36	0.0000
	3rd	11.58	7.38	0.0000
	4th	12.23	9.13	0.1300

        On February 12, 2010, the closing price of our common stock as reported by the NYSE was $11.36. At February 12, 2010, we had 268 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth the selected financial data and should be read in conjunction with the Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. (Amounts in thousands, except share and per share data.)

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
		(As Revised)	(As Revised)
Revenues:
Property rental	$238,256	$235,695	$206,315	$170,993	$120,640
Fees, tenant reinsurance and other income	42,220	37,556	32,551	26,271	14,088

Total revenues	280,476	273,251	238,866	197,264	134,728

Expenses:
Property operations	88,935	84,522	73,070	62,243	45,963
Tenant reinsurance	5,461	5,066	4,710	2,328	1,023
Unrecovered development and acquisition costs and severance	21,236	1,727	765	269	302
General and administrative	40,554	39,908	36,722	35,600	24,081
Depreciation and amortization	52,403	49,566	39,801	37,172	31,005

Total expenses	208,589	180,789	155,068	137,612	102,374

Income from operations	71,887	92,462	83,798	59,652	32,354
Interest expense	(69,818)	(68,671)	(64,045)	(50,953)	(42,549)
Interest income	6,432	8,249	10,417	2,469	1,625
Gain on repurchase of exchangeable senior notes	27,928	6,311	—	—	—
Loss on investments available for sale	—	(1,415)	(1,233)	—	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	—	1,054	—	—

Income (loss) before equity in earnings of real estate ventures and income tax expense	36,429	36,936	29,991	11,168	(8,570)
Equity in earnings of real estate ventures	6,964	6,932	5,300	4,693	3,170
Income tax expense	(4,300)	(519)	—	—	—

Net income (loss)	39,093	43,349	35,291	15,861	(5,400)
Noncontrolling interests in Operating Partnership and other	(7,116)	(7,568)	(3,562)	(985)	434
Fixed distribution paid to Preferred Operating Partnership unit holder	—	—	(1,510)	—	—

Net income (loss) attributable to common stockholders	$31,977	$35,781	$30,219	$14,876	$(4,966)

Net income (loss) per common share
Basic	$0.37	$0.46	$0.47	$0.27	$(0.14)
Diluted	$0.37	$0.46	$0.46	$0.27	$(0.14)
Weighted average number of shares
Basic	86,343,029	76,996,754	64,900,713	55,117,021	35,481,538
Diluted	91,082,834	82,352,988	70,715,640	59,409,836	35,481,538
Cash dividends paid per common share	$0.38	$1.00	$0.93	$0.91	$0.91
Balance Sheet Data
Total assets	$2,407,556	$2,291,008	$2,054,075	$1,669,825	$1,420,192
Total notes payable, notes payable to trusts and lines of credit	$1,402,977	$1,286,820	$1,299,997	$948,174	$866,783
Noncontrolling interests	$62,040	$68,023	$66,217	$35,158	$36,235
Total stockholders' equity	$884,179	$878,770	$638,461	$643,555	$480,128
Other Data
Net cash provided by operating activities	$81,165	$98,391	$102,096	$76,885	$17,463
Net cash used in investing activities	$(104,410)	$(224,481)	$(254,344)	$(239,778)	$(614,834)
Net cash provided by financing activities	$91,223	$172,685	$98,824	$205,041	$601,695

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled "Statements Regarding Forward-Looking Information." Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled "Risk Factors." (Amounts in thousands, except share and per share data.)

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. Since 1996, our fully integrated development and acquisition teams have completed the development or acquisition of more than 725 self-storage properties.

        At December 31, 2009, we owned, had ownership interests in, or managed 766 operating properties in 33 states and Washington, D.C. Of these 766 operating properties, 290 were wholly-owned, we held joint venture interests in 352 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 124 properties that are owned by franchisees or third parties in exchange for a management fee. These operating properties contain approximately 55 million square feet of rentable space contained in approximately 500,000 units and currently serve a customer base of over 350,000 tenants.

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

        To maximize the performance of our properties, we employ a state-of-the-art, web-based tracking and yield management technology called STORE. Developed by our management team, STORE enables us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. In addition, we also have an industry leading revenue management system called "RevMan." We believe that the combination of STORE's yield management capabilities and the systematic processes developed by our team using RevMan allows us to more proactively manage revenues.

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

  •
  Acquire self-storage properties from strategic partners and third parties.  Our acquisitions team continues to selectively pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We believe we have established a reputation as a reliable, ethical buyer, which enhances our ability to negotiate and close acquisitions. In addition, our status as an UPREIT enables flexibility when structuring deals.

        During 2009, we acquired two wholly-owned properties and completed the development of 12 properties, all in our core markets. Of the completed development properties, eight are wholly-owned and consolidated, and four are owned by us in joint ventures, three of which are consolidated. We have ten wholly-owned development properties remaining that are scheduled for completion through 2010 and 2011.

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

        CONSOLIDATION:    Arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities ("VIEs"). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

        A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

        We have concluded that under certain circumstances when we (1) enter into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (2) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, we have considered expected losses and residual returns based on the probability of future cash flows. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

        In connection with our acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values. We measure the value of tenant relationships based on the amount of time required to replace existing customers which is based on our historical experience with turnover in our facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.

        Intangible lease rights include: (1) purchase price amounts allocated to leases on two properties that cannot be classified as ground or building leases; these rights are amortized to expense over the term of the leases and (2) intangibles related to ground leases on four properties where the ground leases were assumed by the Company at rates that were different than the current market rates for similar leases. The value associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

        EVALUATION OF ASSET IMPAIRMENT:    We evaluate long lived assets held for use when events or circumstances indicate that there may be impairment. We review each property at least annually to determine if any such events or circumstances have occurred or exist. We focus on properties where occupancy and/or rental income have decreased by a significant amount. For these properties, we determine whether the decrease is temporary or permanent and whether the property will likely recover the lost occupancy and/or revenue in the short term. In addition, we carefully review properties in the lease-up stage and compare actual operating results to original projections.

        When we determine that an event that may indicate impairment has occurred, we compare the carrying value of the related long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the assets exceeds the undiscounted future net operating cash flows attributable to the assets. The impairment loss recognized equals the excess of net carrying value over the related fair value of the assets.

        When real estate assets are identified as held for sale, we discontinue depreciating the assets and estimate the fair value of the assets, net of selling costs, using significant unobservable inputs. If the estimated fair values, net of selling costs, of the assets that have been identified for sale are less than the net carrying value of the assets, then a valuation allowance is established. The operations of assets held for sale or sold during the period are generally presented as discontinued operations for all periods presented.

        FAIR VALUE OF FINANCIAL INSTRUMENTS:    The carrying values of cash and cash equivalents, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2009 and 2008 approximate fair value. The fair values of our notes receivable and our fixed rate notes payable are as follows:

	December 31, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred OP unit holder	$112,740	$100,000	$124,024	$100,000
Fixed rate notes payable and notes payable to trusts	$1,067,653	$1,015,063	$1,062,949	$937,756
Exchangeable senior notes	$110,122	$87,663	$131,039	$209,663

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

        Our management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired annually and when events or circumstances indicate that there may be impairment. An investment is impaired if management's estimate of the fair value of the investment, using significant unobservable inputs, is less than its carrying value. To the extent impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

        CONVERSION OF OPERATING PARTNERSHIP UNITS:    Conversions of Operating Partnership units to common stock, when converted under the original provisions of the Operating Partnership agreement, are accounted for by reclassifying the underlying net book value of the units from noncontrolling interest to our equity. The difference between the fair value of the consideration paid and the adjustment to the carrying amount of the noncontrolling interest is recognized as additional paid in capital of the Company.

        REVENUE AND EXPENSE RECOGNITION:    Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized in income when earned. Management and franchise fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements. Tenant reinsurance premiums are recognized as revenues over the period of insurance coverage. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

        Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. We accrue for property tax expense based upon invoice amounts, estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

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

        STOCK-BASED COMPENSATION:    The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards are valued at fair value and recognized on a straight line basis over the service periods of each award.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("FAS 167"), (Accounting Standards Codification ("ASC") 810), which amends guidance for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. We are currently evaluating the effect of the adoption of this guidance on its financial statements. As a result of this guidance we may be required to consolidate or deconsolidate certain of our joint ventures.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Overview

        Results for the year ended December 31, 2009 included the operations of 642 properties (298 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2008, which included operations of 627 properties (283 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method). Results for both periods also included equity in earnings of real estate ventures, third-party management and franchise fees, tenant reinsurance and other income.

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2009	2008	$ Change	% Change
Revenues:
Property rental	$238,256	$235,695	$2,561	1.1%
Management and franchise fees	20,961	20,945	16	0.1%
Tenant reinsurance	20,929	16,091	4,838	30.1%
Other income	330	520	(190)	(36.5)%

Total revenues	$280,476	$273,251	$7,225	2.6%

        Property Rental—The increase in property rental revenues consists of $8,554 associated with acquisitions and consolidations completed in 2009 and 2008 and $2,462 associated with increases in occupancy and rental rates at lease-up properties. These increases were offset by a decrease of $8,455 in revenues at stabilized properties mainly due to a decreased incoming rental rates and a decrease in average occupancy compared with the prior year.

        Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures, franchisees and third parties. Management fees generally represent 6% of cash collected from properties owned by third party, franchisees and unconsolidated joint ventures. Revenues from management and franchise fees have remained fairly stable compared to the previous year. Decreased revenues at our joint venture, franchise, and third-party managed sites related to rental rate and average occupancy decreases have been offset by additional management fees earned as a result of additional third party properties managed in 2009 compared to the prior year.

        Tenant Reinsurance—The increase in tenant reinsurance revenues is due to the fact that during the year ended December 31, 2009, we successfully increased overall customer participation to approximately 54% at December 31, 2009 compared to approximately 47% at December 31, 2008.

        Other Income—The decrease in other income is primarily due to the expiration of a sublease agreement.

Expenses

        The following table sets forth information on expenses for the years indicated:

	For the Year Ended December 31,
	2009	2008	$ Change	% Change
Expenses:
Property operations	$88,935	$84,522	$4,413	5.2%
Tenant reinsurance	5,461	5,066	395	7.8%
Unrecovered development and acquisition costs	19,011	1,727	17,284	1,000.8%
Severance costs	2,225	—	2,225	100.0%
General and administrative	40,554	39,908	646	1.6%
Depreciation and amortization	52,403	49,566	2,837	5.7%

Total expenses	$208,589	$180,789	$27,800	15.4%

        Property Operations—The increase in property operations expense in 2009 was primarily due to increases of $2,313 associated with acquisitions completed in 2009 and 2008. Expenses also increased by $2,721 at existing properties related to increases in expenses at lease-up properties. These increases were partially offset by a decrease in expenses at stabilized properties of $344.

        Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense is related to the increase in overall customer participation in the tenant reinsurance program to approximately 54% at December 31, 2009 compared to approximately 47% at December 31, 2008.

        Unrecovered Development and Acquisition Costs—These costs relate to unsuccessful development and acquisition activities during the periods indicated. On June 2, 2009, the Company announced that it had begun a wind-down of its development program. As a result of this decision, the Company recorded $18,883 of one-time impairment charges in order to write down the carrying value of undeveloped land, development projects that will be completed and investments in development projects to their estimated fair values less cost to sell. The unrecovered development and acquisition costs incurred during the year ended December 31, 2008 include $1,257 relating to due diligence costs that were part of an unsuccessful attempt by the Company to purchase a large portfolio of properties during the second quarter of 2008. The remainder of these costs relate to entitlement and other due diligence work done on development projects that the Company elected not to pursue.

        Severance Costs—On June 2, 2009, the Company announced that it had begun a wind-down of its development program. As a result of this decision, the Company recorded severance costs of $1,400. In December 2009, the Company began the closure of its marketing office in Memphis, TN. As a result of this closure, the Company recorded severance costs of $825.

        General and Administrative—General and administrative expenses increased nominally when compared to the prior year while the number of properties under management increased by approximately 10%. The Company operated 766 properties as of December 31, 2009, compared to 694 at December 31, 2008.

        Depreciation and Amortization—The increase in depreciation and amortization expense is a result of additional properties that have been added through acquisition and development throughout 2009 and 2008.

Other Revenue and Expenses

        The following table sets forth information on other revenue and expenses for the years indicated:

	For the Year Ended December 31,
	2009	2008	$ Change	% Change
Other revenue and expenses:
Interest expense	$(67,579)	$(64,611)	$(2,968)	4.6%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(2,239)	(4,060)	1,821	(44.9)%
Interest income	1,582	3,399	(1,817)	(53.5)%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Gain on repurchase of exchangeable senior notes	27,928	6,311	21,617	342.5%
Loss on sale of investments available for sale	—	(1,415)	1,415	(100.0)%
Equity in earnings of real estate ventures	6,964	6,932	32	0.5%
Income tax expense	(4,300)	(519)	(3,781)	728.5%

Total other revenue (expense)	$(32,794)	$(49,113)	$16,319	(33.2)%

        Interest Expense—The increase in interest expense for the year ended December 31, 2009 was due primarily to the increases in our total notes payable and line of credit balances when compared to the prior year. These increases were partially offset by a decrease in the interest paid related to our Exchangeable Notes due to the repurchase of a total principal amount of $162,337 during 2008 and 2009.

        Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes—The decrease in non-cash interest expense related to amortization of discount on exchangeable senior notes for the year ended December 31, 2009 when compared to the prior year was due to the repurchase of a total principal amount of $162,337 of its notes during 2009 and 2008. The discount associated with the repurchase of the notes was written off as a result of these repurchases which decreased the ongoing amortization of the discount in 2009 when compared to 2008.

        Interest Income—Interest income earned in 2008 was primarily due to interest on the net proceeds from the sales of common stock in May and October 2008. There were no such sales of common stock during the year ended December 31, 2009.

        Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder —Represents interest on a $100,000 loan to the holder of the Series A Participating Redeemable Preferred units of our Operating Partnership (the "Preferred OP units").

        Gain on Repurchase of Exchangeable Senior Notes—This amount represents the gain on the repurchase of $122,000 total principal amount of our exchangeable senior notes during 2009. For the year ended December 31, 2008, we repurchased $40,337 principal amount of exchangeable senior notes resulting in a smaller gain compared to the year ended December 31, 2009.

        Loss on Sale of Investments Available for Sale—This amount represents the loss recorded on February 29, 2008 related to the liquidation of auction rate securities held in investments available for sale. We had no investments available for sale during the year ended December 31, 2009.

        Equity in Earnings of Real Estate Ventures—The change in equity in earnings of real estate ventures for the year ended December 31, 2009 relates to an increase of $753 from our purchase of an additional 40% interest in the VRS Self Storage LLC joint venture on July 1, 2008. This increase was offset by decreases in income at the properties owned by the real estate joint ventures.

        Income Tax Expense—The increase in income tax expense relates primarily to our net operating loss carryforward being used completely during 2008 and to the increased profitability of our TRS in 2009.

Net Income Allocated to Noncontrolling Interests

        The following table sets forth information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2009	2008	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(6,186)	$(6,269)	$83	(1.3)%
Net income allocated to Operating Partnership and other non-controlling interests	(930)	(1,299)	369	(28.4)%

Total income allocated to noncontrolling interests:	$(7,116)	$(7,568)	$452	(6.0)%

        Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests —Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% of the remaining net income allocated after the adjustment for the fixed distribution paid for the years ended December 31, 2009 and 2008. The amount allocated to noncontrolling interest was lower in 2009 than in 2008 as our net income was lower in 2009 than it was in 2008.

        Net Income Allocated to Operating Partnership and Other Noncontrolling Interests —Income allocated to the Operating Partnership represents approximately 4.4% and 4.7% of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder for the years ended December 31, 2009 and 2008, respectively. The decrease in the amount allocated to the noncontrolling interests in the Operating Partnership was due to two factors: (1) a decrease in net income in 2009; and (2) a decrease in the percentage of income allocated to the noncontrolling interests in the Operating Partnership as a result of the redemption of 637,600 OP units for cash and common stock during the year ended December 31, 2009. Income allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures on eight properties that were in lease-up during 2009. The loss allocated to the other noncontrolling interests was higher than the prior year as there were only four consolidated joint venture properties in lease-up for the year ended December 31, 2008.

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

	For the Year Ended December 31,
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

Expenses

        The following table sets forth information on expenses for the years indicated:

	For the Year Ended December 31,
	2008	2007	$ Change	% Change
Expenses:
Property operations	$84,522	$73,070	$11,452	15.7%
Tenant reinsurance	5,066	4,710	356	7.6%
Unrecovered development and acquisition costs	1,727	765	962	125.8%
General and administrative	39,908	36,722	3,186	8.7%
Depreciation and amortization	49,566	39,801	9,765	24.5%

Total expenses	$180,789	$155,068	$25,721	16.6%

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

        Unrecovered Development and Acquisition Costs—The unrecovered development and acquisition costs incurred during the year ended December 31, 2008 include $1,257 relating to due diligence costs that were part of an unsuccessful attempt by us to purchase a large portfolio of properties during the second quarter of 2008. The remainder of these costs in 2008 and the costs in 2007 relate to entitlement and other due diligence work done on development projects that we elected not to pursue.

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

Other Revenue and Expenses

        The following table sets forth information on other revenue and expenses for the years indicated:

	For the Year Ended December 31,
	2008	2007	$ Change	% Change
Other revenue and expenses:
Interest expense	$(64,611)	$(61,015)	$(3,596)	5.9%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(4,060)	(3,030)	(1,030)	34.0%
Interest income	3,399	7,925	(4,526)	(57.1)%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	2,492	2,358	94.6%
Gain on repurchase of exchangeable senior notes	6,311	—	6,311	—
Loss on sale of investments available for sale	(1,415)	—	(1,415)	—
Impairment of investments available for sale	—	(1,233)	1,233	(100.0)%
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	1,054	(1,054)	(100.0)%
Equity in earnings of real estate ventures	6,932	5,300	1,632	30.8%
Income tax expense	(519)	—	(519)	—

Total other revenue (expense)	$(49,113)	$(48,507)	$(606)	0.2%

        Interest Expense—The increase in interest expense for the year ended December 31, 2008 was due primarily to $3,191 associated with mortgage loans on acquisitions completed in 2007. The increase was partially offset by lower interest costs on existing property debt. Capitalized interest during the years ended December 31, 2008 and 2007 was $5,506 and $4,555, respectively.

        Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes—The increase in non-cash interest expense related to amortization of discount on exchangeable senior notes for the year ended December 31, 2008 when compared to the prior year was due to a full year of discount amortization being recorded in 2008 compared to only a partial year of discount amortization in 2007 as the exchangeable senior notes were issued on March 27, 2007.

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

        Interest Income on note receivable from Preferred Operating Partnership unit holder —Represents interest on a $100,000 loan to the holder of the Preferred OP units of our Operating Partnership (the "Preferred OP units"). The funds were loaned on June 25, 2007 and bear interest at an annual rate of 4.85%, payable quarterly.

        Gain on Repurchase of Exchangeable Senior Notes—Represents the gain on the repurchase of $40,337 principal amount of the Operating Partnership's exchangeable senior notes. We paid cash of $31,721 to repurchase the notes, wrote off debt issuance costs of $646 and adjusted the discount on exchangeable senior notes to fair value by $1,659 for a net gain of $6,311. There were no repurchases of exchangeable senior notes during the year ended December 31, 2007.

        Loss on Sale of Investments Available for Sale—Represents the amount of loss recorded on February 29, 2008 related to the liquidation of auction rate securities held in investments for sale.

        Impairment of Investments Available for Sale—As of December 31, 2007, we had a $24,460 par value investment in ARS. Due to the uncertainty in the credit markets, the auctions related to the ARS we held failed causing the liquidity and the fair value of these investments to be impaired. As a result, we recorded a $1,233 other-than-temporary impairment charge and a $1,415 temporary impairment charge to reduce the carrying value of the ARS to an estimated fair value of $21,812.

        Fair Value Adjustment of Obligation Associated with Preferred Operating Partnership Units —This amount is a one-time adjustment that represents the change in fair value of the embedded derivative associated with the Preferred OP units issued in connection with the AAAAA Rent-a-Space acquisition between the original issuance of the Preferred OP units (June and August, 2007) and the completion of the amendment to the agreement that was signed on September 28, 2007.

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

        Income Tax Expense—The increase in income tax expense relates primarily to our net operating loss carryforward being used completely during 2008.

Net Income Allocated to Noncontrolling Interests

        The following table sets forth information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2008	2007	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(6,269)	$(1,730)	$(4,539)	262.4%
Net income allocated to Operating Partnership and other non-controlling interests	(1,299)	(1,832)	533	(29.1)%
Fixed distribution paid to Preferred Operating Partnership unit holder	—	(1,510)	1,510	(100.0)%

Total income allocated to noncontrolling interests:	$(7,568)	$(5,072)	$(2,496)	49.2%

        Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests —Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% of the remaining net income allocated after the adjustment for the fixed distribution paid for the year ended December 31, 2008. The amount allocated to noncontrolling interest was higher in 2008 than in 2007 as the Preferred OP units were issued in June and August 2007.

        Net Income Allocated to Operating Partnership and Other Noncontrolling Interests —Income allocated to the Operating Partnership represents approximately 4.7% of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder. The decrease in the amount allocated to the noncontrolling interests in the Operating Partnership was due to a full year of fixed distribution being paid to the Preferred Operating Partnership in 2008. Income allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures on four properties that were in lease-up during 2008. The amount allocated to the other noncontrolling interests was higher than the prior year as there were only two consolidated joint venture properties in lease-up for the year ended December 31, 2007.

        Fixed Distribution Paid to Preferred Operating Partnership Unit Holder—The amount for the year ended December 31, 2007 represents the fixed distributions that were paid to the Preferred OP unit holder between the original issuance of the Preferred OP units and the completion of the amendment to the Operating Partnership Agreement that was signed on September 28, 2007.

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

        The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets forth the calculation of FFO for the periods indicated (dollars are in thousands, except for share data):

	For the Year Ended December 31,
	2009	2008	2007
Net income attributable to common stockholders	$31,977	$35,781	$30,219
Adjustments:
Real estate depreciation	48,417	42,834	33,779
Amortization of intangibles	1,647	4,494	4,159
Joint venture real estate depreciation and amortization	5,805	5,072	4,039
Joint venture loss on sale of properties	175	—	43
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	—	(1,054)
Distributions paid on Preferred Operating Partnership units	(5,750)	(5,750)	(1,438)
Income allocated to Operating Partnership noncontrolling interests	8,012	8,444	3,843

Funds from operations	$90,283	$90,875	$73,590

SAME-STORE STABILIZED PROPERTY RESULTS

        We consider our same-store stabilized portfolio to consist of only those properties which were wholly-owned at the beginning and at the end of the applicable periods presented and that have achieved stabilization as of the first day of such period. The following table sets forth operating data for our same-store portfolio (revenues include tenant reinsurance income). We consider the following same-store presentation to be meaningful in regards to the properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions and completed developments.

	For the Three Months ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change			Percent Change
	2009	2008		2009	2008		2008	2007
Same-store rental and tenant reinsurance revenues	$56,497	$58,863	(4.0)%	$226,899	$233,682	(2.9)%	$188,150	$183,869	2.3%
Same-store operating and tenant reinsurance expenses	19,752	19,391	1.9%	80,009	80,142	(0.2)%	63,606	63,428	0.3%
Same-store net operating income	36,745	39,472	(6.9)%	146,890	153,540	(4.3)%	124,544	120,441	3.4%
Non same-store rental and tenant reinsurance revenues	8,948	6,294	42.2%	32,286	18,104	78.3%	63,636	33,495	90.0%
Non same-store operating and tenant reinsurance expenses	3,192	3,368	(5.2)%	14,387	9,446	52.3%	25,982	14,352	81.0%
Total rental and tenant reinsurance revenues	65,445	65,157	0.4%	259,185	251,786	2.9%	251,786	217,364	15.8%
Total operating and tenant reinsurance expenses	22,944	22,759	0.8%	94,396	89,588	5.4%	89,588	77,780	15.2%
Same-store square foot occupancy as of quarter and year end	83.2%	82.2%		83.2%	82.2%		84.1%	85.1%
Properties included in same-store	252	252		252	252		210	210

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

        The decrease in same-store rental revenues was primarily due to lower rates to new customers and decreased average annual occupancy. These decreases were partially offset by rental rate increases to existing tenants.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        The increase in same-store rental revenues was primarily due to increased rental rates to existing tenants which offset lower rental rates to new tenants and a slight reduction in occupancy due to increased move-out activity.

CASH FLOWS

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

        Cash flows provided by operating activities were $81,165 and $98,391 for the years ended December 31, 2009 and 2008, respectively. This decrease was due mainly to a decrease in net income and an increase in the cash paid to affiliated joint ventures and related parties during 2009 compared to 2008 to repay receivables from related parties and affiliated real estate joint ventures. Additionally, more cash was spent to pay down accounts payable and accrued expenses in 2009 when compared to 2008.

        Cash used in investing activities was $104,410 and $224,481 for the years ended December 31, 2009 and 2008, respectively. The decrease in 2009 was primarily the result of $89,108 less cash being used to fund acquisition activities in 2009 compared to 2008 and a decrease of $46,815 in the amount of cash invested in real estate ventures in 2009 compared to 2008. These decreases were partially offset by the collection of $21,812 of cash from the sale of our investments available for sale in 2008, compared to $0 in 2009.

        Cash provided by financing activities were $91,223 and $172,685 for the years ended December 31, 2009 and 2008, respectively. The decrease in cash provided in 2009 when compared to the prior year was primarily the result of proceeds from issuance of common stock of $276,601 in 2008 compared to $0 in 2009. Additionally, we paid $56,013 more cash in 2009 to repurchase a portion of our exchangeable senior notes when compared to the prior year. These decreases were partially offset by a net increase of $206,609 in the net proceeds from notes payable and lines of credit in 2009 when compared to 2008, and $46,320 less cash paid for dividends in 2009.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        Cash flows provided by operating activities were $98,391 and $102,096 for the years ended December 31, 2008 and 2007, respectively. This decrease was due mainly to an increase in the cash paid on behalf of affiliated joint ventures and related parties during 2008 compared to 2007, which resulted in an increase in receivables from related parties. Additionally, more cash was spent to acquire other assets in 2008 when compared to 2007. These decreases were partially offset by the increase in cash due to the acquisition of new stabilized properties in 2008 and 2007.

        Cash used in investing activities was $224,481 and $254,344 for the years ended December 31, 2008 and 2007, respectively. The decrease in 2008 was primarily the result of $56,397 less cash being used to fund acquisition activities and the collection of $21,812 of cash from the sale of our investments available for sale, compared to a payment of $24,460 to purchase investments available for sale in 2007. These decreases were partially offset by an increase of $19,670 in development activities and an increase of $39,223 invested in real estate ventures when compared to the prior year.

        Cash provided by financing activities was $172,685 and $98,824 for the years ended December 31, 2008 and 2007, respectively. The increase in cash provided in 2008 was due primarily to proceeds from issuance of common stock of $276,601 in 2008 compared to $0 in 2007, and no cash was loaned to the Preferred OP unit holder in 2008 when compared to the prior year. These increases were offset primarily by the decrease of $250,000 of proceeds from exchangeable senior notes, as no new notes were issued in 2008.

2009 OPERATIONAL SUMMARY

        Our 2009 property operations were challenging with decreases in same-store average annual occupancy, revenues and net operating income. On a same-store basis (including tenant reinsurance revenues), revenue and net operating income decreased 2.9% and 4.3%, respectively. Same-store expense control was excellent, with a year-on-year decrease of a 0.2%. The decrease in same-store rental revenues was primarily due to decreased average annual occupancy and lower rates to new customers. These decreases were partially offset by rental rate increases to existing tenants.

        Properties located in the markets of Chicago, Indianapolis, New York City/Northern New Jersey, San Francisco/San Jose, and Washington DC were the top performers when comparing year on year revenue. Markets performing below the portfolio average in year-on-year revenue included Atlanta, Memphis, Miami, Philadelphia, Phoenix, Tampa, and West Palm Beach.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2009, we had $131,950 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2010 and 2011 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Recently issued guidance from the IRS allowed for up to 90% of a REIT's dividends to be paid with its common stock through 2011 if certain conditions were met. It is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2009 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        On February 13, 2009, we entered into a $50,000 Secondary Credit Line that is collateralized by mortgages on certain real estate assets and matures February 13, 2012. We intend to use the proceeds from the Secondary Credit Line to repay debt and for general corporate purposes. The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.5% at December 31, 2009). As of December 31, 2009, there were no amounts drawn on the Secondary Credit Line. We are subject to certain restrictive covenants relating to the Secondary Credit Line. We were in compliance with all financial covenants as of December 31, 2009.

        On October 19, 2007, we entered into a $100,000 Credit Line. Outstanding balances on the Credit Line at December 31, 2009 and 2008 were $100,000 and $27,000, respectively. We intend to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios (1.2% at December 31, 2009). The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures on October 31, 2010 with two one-year extensions available. We are not subject to any financial covenants relating to the Credit Line.

        As of December 31, 2009, we had approximately $1,406,846 of debt, resulting in a debt to total capitalization ratio of 57.1%. As of December 31, 2009, the ratio of total fixed rate debt and other instruments to total debt was 78.4% (including $107,145 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2009 was 5.1%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2009.

        We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under our Credit Lines. In addition, we are actively pursuing additional term loans secured by unencumbered properties.

        Our liquidity needs consist primarily of cash distributions to stockholders, facility development and improvements, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth information on payments due by period at December 31, 2009:

	Payments due by Period:
	Total	Less Than 1 Year (2010)	1-3 Years (2011-2012)	3-5 Years (2013-2014)	After 5 Years (after 2014)
Operating leases	$63,232	$5,942	$10,579	$8,704	$38,007
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	520,170	68,237	118,676	95,523	237,734
Principal	1,406,846	179,068	254,843	287,204	685,731

Total contractual obligations	$1,990,248	$253,247	$384,098	$391,431	$961,472

        As of December 31, 2009, the weighted average interest rate for all fixed rate loans was 5.6%, and the weighted average interest rate on all variable rate loans was 3.3%.

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

        During 2008 and 2009, we repurchased $162,337 million in aggregate principal amount of our exchangeable senior notes on the open market for $119,455 in cash. We may from time to time seek to retire, repurchase or redeem our additional outstanding debt including our exchangeable senior notes as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        As of December 31, 2009, we had $1.4 billion in total debt, of which $304.1 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $3.0 million annually.

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

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. and subsidiaries ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the financial statements, effective January 1, 2009, Extra Space Storage retroactively adopted the requirements of Statement of Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement" (ASC 470-20-65), Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" (ASC 810-10-65), and FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10) for all periods presented.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2010

Extra Space Storage Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2009	December 31, 2008
		(As revised—Note 2)
Assets:
Real estate assets:
Net operating real estate assets	$2,015,432	$1,938,922
Real estate under development	34,427	58,734

Net real estate assets	2,049,859	1,997,656
Investments in real estate ventures	130,449	136,791
Cash and cash equivalents	131,950	63,972
Restricted cash	39,208	38,678
Receivables from related parties and affiliated real estate joint ventures	5,114	11,335
Other assets, net	50,976	42,576

Total assets	$2,407,556	$2,291,008

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,099,593	$943,598
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	209,663
Discount on exchangeable senior notes	(3,869)	(13,031)
Lines of credit	100,000	27,000
Accounts payable and accrued expenses	33,386	35,128
Other liabilities	24,974	22,267

Total liabilities	1,461,337	1,344,215

Commitments and contingencies
Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 86,721,841 and 85,790,331 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	867	858
Paid-in capital	1,138,243	1,130,964
Accumulated other comprehensive deficit	(1,056)	—
Accumulated deficit	(253,875)	(253,052)

Total Extra Space Storage Inc. stockholders' equity	884,179	878,770
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,886	29,837
Noncontrolling interests in Operating Partnership	31,381	36,628
Other noncontrolling interests	773	1,558

Total noncontrolling interests and equity	946,219	946,793

Total liabilities, noncontrolling interests and equity	$2,407,556	$2,291,008

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share data)

	For the Year Ended December 31,
	2009	2008	2007
		(As revised—Note 2)	(As revised—Note 2)
Revenues:
Property rental	$238,256	$235,695	$206,315
Management and franchise fees	20,961	20,945	20,598
Tenant reinsurance	20,929	16,091	11,049
Other income	330	520	904

Total revenues	280,476	273,251	238,866

Expenses:
Property operations	88,935	84,522	73,070
Tenant reinsurance	5,461	5,066	4,710
Unrecovered development and acquisition costs	19,011	1,727	765
Severance costs	2,225	—	—
General and administrative	40,554	39,908	36,722
Depreciation and amortization	52,403	49,566	39,801

Total expenses	208,589	180,789	155,068

Income from operations	71,887	92,462	83,798
Interest expense	(67,579)	(64,611)	(61,015)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(2,239)	(4,060)	(3,030)
Interest income	1,582	3,399	7,925
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	2,492
Gain on repurchase of exchangeable senior notes	27,928	6,311	—
Loss on sale of investments available for sale	—	(1,415)	—
Impairment of investments available for sale	—	—	(1,233)
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	—	1,054

Income before equity in earnings of real estate ventures and income tax expense	36,429	36,936	29,991
Equity in earnings of real estate ventures	6,964	6,932	5,300
Income tax expense	(4,300)	(519)	—

Net income	39,093	43,349	35,291
Net income allocated to Preferred Operating Partnership noncontrolling interests	(6,186)	(6,269)	(1,730)
Net income allocated to Operating Partnership and other noncontrolling interests	(930)	(1,299)	(1,832)
Fixed distribution paid to Preferred Operating Partnership unit holder	—	—	(1,510)

Net income attributable to common stockholders	$31,977	$35,781	$30,219

Net income per common share
Basic	$0.37	$0.46	$0.47
Diluted	$0.37	$0.46	$0.46
Weighted average number of shares
Basic	86,343,029	76,996,754	64,900,713
Diluted	91,082,834	82,352,988	70,715,640
Cash dividends paid per common share	$0.38	$1.00	$0.93

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred OP	OP	Other	Shares	Par Value	Paid-in Capital	Accumulated Other Comprehensive Deficit	Accumulated Deficit	Total Equity
Balances at December 31, 2006	$—	$34,841	$317	64,167,098	$642	$822,181	$—	$(179,268)	$678,713
Issuance of common stock upon the exercise of options	—	—	—	126,801	1	1,720	—	—	1,721
Restricted stock grants issued	—	—	—	120,729	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	(3,082)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,125	—	—	2,125
Conversion of Contingent Conversion shares to common stock	—	—	—	1,372,728	14	—	—	—	14
Consolidation of noncontrolling interest—other	—	—	(230)	—	—	—	—	—	(230)
New Operating Partnership units issued	—	3,834	—	—	—	—	—	—	3,834
Conversion of Operating Partnership units for cash	—	(873)	—	—	—	—	—	—	(873)
New Preferred Operating Partnership units issued	131,499	—	—	—	—	—	—	—	131,499
Loan to Preferred Operating Partnership unit holder	(100,000)	—	—	—	—	—	—	—	(100,000)
Fair value adjustment of Preferred Operating Partnership units	(1,054)	—	—	—	—	—	—	—	(1,054)
Fixed distribution paid to Preferred Operating Partnership unit holder	—	—	—	—	—	—	—	(1,510)	(1,510)
Equity portion of exchangeable senior notes	—	—	—	—	—	22,804	—	—	22,804
Comprehensive income:
Net income (loss)	1,730	2,113	(281)	—	—	—	—	31,729	35,291
Loss on sale of investments available for sale	(20)	(81)	—	—	—	—	(1,314)	—	(1,415)

Total comprehensive income									33,876
Distributions to Operating Partnership units held by noncontrolling interests	(1,868)	(3,710)	—	—	—	—	—	—	(5,578)
Dividends paid on common stock at $0.93 per share	—	—	—	—	—	—	—	(60,664)	(60,664)

Balances at December 31, 2007 (As revised—Note 2)	$30,287	$36,124	$(194)	65,784,274	$658	$848,830	$(1,314)	$(209,713)	$704,678
Issuance of common stock upon the exercise of options	—	—	—	146,795	1	1,903	—	—	1,904
Restricted stock grants issued	—	—	—	361,624	4	—	—	—	4
Restricted stock grants cancelled	—	—	—	(10,186)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	3,500	—	—	3,500
Conversion of Contingent Conversion shares to common stock	—	—	—	1,428,325	14	—	—	—	14
Issuance of common stock, net of offering costs	—	—	—	17,950,000	180	276,421	—	—	276,601
New Operating Partnership units issued	—	3,621	—	—	—	—	—	—	3,621
Investments from noncontrolling interest—other	—	—	2,628	—	—	—	—	—	2,628
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(1,025)	—	—	(1,025)
Conversion of Operating Partnership units to common stock	—	(1,239)	—	129,499	1	1,238	—	—	—
Comprehensive income:
Net income (loss)	6,269	2,175	(876)	—	—	—	—	35,781	43,349
Loss on sale of investments available for sale	20	81	—	—	—	—	1,314	—	1,415

Total comprehensive income									44,764
Tax effect from exercise of common stock options	—	—	—	—	—	97	—	—	97
Distributions to Operating Partnership units held by noncontrolling interests	(6,739)	(4,134)	—	—	—	—	—	—	(10,873)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(79,120)	(79,120)

Balances at December 31, 2008 (As revised—Note 2)	$29,837	$36,628	$1,558	85,790,331	$858	$1,130,964	$—	$(253,052)	$946,793
Restricted stock grants issued	—	—	—	547,265	5	—	—	—	5
Restricted stock grants cancelled	—	—	—	(21,256)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	3,809	—	—	3,809
Noncontrolling interest consolidated as business acquisition	—	—	726	—	—	—	—	—	726
Investments from other noncontrolling interests	—	—	(615)	—	—	—	—	—	(615)
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(2,234)	—	—	(2,234)
Conversion of Operating Partnership units to common stock	—	(3,583)	—	405,501	4	3,579	—	—	—
Conversion of Operating Partnership units for cash	—	(1,908)	—	—	—	—	—	—	(1,908)
Comprehensive income:
Net income (loss)	6,186	1,826	(896)	—	—	—	—	31,977	39,093
Change in fair value of interest rate swap	(11)	(44)	—	—	—	—	(1,056)	—	(1,111)

Total comprehensive income									37,982
Tax effect from vesting of restricted stock grants	—	—	—	—	—	(414)	—	—	(414)
Tax effect from wind down of development program	—	—	—	—	—	2,539	—	—	2,539
Distributions to Operating Partnership units held by noncontrolling interests	(6,126)	(1,538)	—	—	—	—	—	—	(7,664)
Dividends paid on common stock at $0.38 per share	—	—	—	—	—	—	—	(32,800)	(32,800)

Balances at December 31, 2009	$29,886	$31,381	$773	86,721,841	$867	$1,138,243	$(1,056)	$(253,875)	$946,219

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2009	2008	2007
		(As revised—Note 2)	(As revised—Note 2)
Cash flows from operating activities:
Net income	$39,093	$43,349	$35,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,403	49,566	39,801
Amortization of deferred financing costs	3,877	3,596	3,309
Non-cash interest expense related to amortization of discount on exchangeable senior notes	2,239	4,060	3,030
Gain on repurchase of exchangeable senior notes	(27,928)	(6,311)	—
Compensation expense related to stock-based awards	3,809	3,500	2,125
Loss on investments available for sale	—	1,415	1,233
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	—	(1,054)
Unrecovered development and acquisition costs	19,011	1,727	765
Distributions from real estate ventures in excess of earnings	5,968	5,176	3,946
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(12,347)	(5,976)	5,905
Other assets	(6,584)	(9,164)	4,588
Accounts payable and accrued expenses	(1,675)	3,435	5,642
Other liabilities	3,299	4,018	(2,485)

Net cash provided by operating activities	81,165	98,391	102,096

Cash flows from investing activities:
Acquisition of real estate assets	(38,185)	(127,293)	(183,690)
Development and construction of real estate assets	(67,301)	(66,071)	(46,401)
Proceeds from sale of real estate assets	4,652	340	1,999
Investments in real estate ventures	(3,246)	(50,061)	(10,838)
Return of investment in real estate ventures	1,315	2,915	284
Net proceeds from sale of (purchase of) investments available for sale	—	21,812	(24,460)
Change in restricted cash	(497)	(3,781)	9,833
Purchase of equipment and fixtures	(1,148)	(2,342)	(1,071)

Net cash used in investing activities	(104,410)	(224,481)	(254,344)

Extra Space Storage Inc.

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2009	2008	2007
		(As revised—Note 2)	(As revised—Note 2)
Cash flows from financing activities:
Proceeds from issuance of exchangeable senior notes	—	—	250,000
Repurchase of exchangeable senior notes	(87,734)	(31,721)	—
Proceeds from notes payable and lines of credit	442,560	42,302	56,759
Principal payments on notes payable and lines of credit	(212,515)	(26,575)	(32,164)
Deferred financing costs	(8,716)	(1,007)	(8,867)
Loan to Preferred Operating Partnership unit holder	—	—	(100,000)
Investments from noncontrolling interests	—	1,174	—
Redemption of Operating Partnership units held by noncontrolling interest	(1,908)	—	(873)
Proceeds from issuance of common shares, net	—	276,601	—
Net proceeds from exercise of stock options	—	1,904	1,721
Dividends paid on common stock	(32,800)	(79,120)	(60,664)
Distributions to noncontrolling interests in Operating Partnership	(7,664)	(10,873)	(7,088)

Net cash provided by financing activities	91,223	172,685	98,824

Net increase (decrease) in cash and cash equivalents	67,978	46,595	(53,424)
Cash and cash equivalents, beginning of the period	63,972	17,377	70,801

Cash and cash equivalents, end of the period	$131,950	$63,972	$17,377

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$64,175	$62,831	$55,132
Supplemental schedule of noncash investing and financing activities:
Acquisitions:
Real estate assets	$—	$3,621	$231,037
Notes payable acquired	—	—	(95,202)
Preferred Operating Partnership units issued as consideration	—	—	(131,499)
Investment in real estate ventures	—	—	(502)
Operating Partnership units issued as consideration	—	(3,621)	(3,834)
Conversion of Operating Partnership units held by noncontrolling interests for common stock	$3,583	$1,239	$—
Change in receivables from related parties and affiliated real estate joint ventures due to consolidation of joint venture properties	$18,568	$—	$—
Temporary impairment of short-term investments	$—	$—	$(1,415)

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2009

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

        The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2009, the Company had direct and indirect equity interests in 642 storage facilities located in 33 states, and Washington, D.C. In addition, the Company managed 124 properties for franchisees or third parties bringing the total number of properties which it owns and/or manages to 766.

        The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company's property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities. As of December 31, 2009, there were ten development projects in process that the Company expects to complete in 2010 and 2011. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly or majority owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated in consolidation.

        The Company accounts for arrangements that are not controlled through voting or similar rights as Variable Interest Entities ("VIE"). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack direct or indirect ability to make

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

        The Company has concluded that under certain circumstances when the Company (1) enters into option agreements for the purchase of land or facilities from an entity and pays a non-refundable deposit, or (2) enters into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has considered expected losses and residual returns based on the probability of future cash flows. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company's financial statements. Additionally, the Company's Operating Partnership has notes payable to three trusts that are VIEs under condition (ii) (a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

        The Company's investments in real estate joint ventures, where the Company has significant influence, but not control, and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting on the accompanying consolidated financial statements.

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

Revisions of Prior Period Numbers for Retroactive Adoption of Certain Accounting Standards

        Effective January 1, 2009, the Company adopted certain recently issued accounting standards that required the Company to retroactively adopt the presentation and disclosure requirements and to revise prior period financial statements as noted in "Recently Issued Accounting Standards" below. The Company also revised the amounts allocated to its noncontrolling interests in its Operating Partnership and calculated earnings per share accordingly.

Reclassifications

        Certain amounts in the 2008 and 2007 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities—Swap Agreement 1	$(340)	$—	$(340)	$—
Other liabilities—Swap Agreement 2	(478)	—	(478)	—
Other liabilities—Swap Agreement 3	(244)	—	(244)	—
Other liabilities—Swap Agreement 4	(49)	—	(49)	—

Total	$(1,111)	$—	$(1,111)	$—

        The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs for the year ended December 31, 2009. Following is a reconciliation of the beginning and ending balances for the Company's investments available for sale, which were the Company's only material assets or liabilities that were re-measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Long lived assets held for use are evaluated by the Company for impairment when events or circumstances indicate that there may be impairment. The Company reviews each self-storage facility at least annually to determine if any such events or circumstances have occurred or exist. The Company focuses on facilities where occupancy and/or rental income have decreased by a significant amount. For these facilities, the Company determines whether the decrease is temporary or permanent and whether the facility will likely recover the lost occupancy and/or revenue in the short term. In addition, the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company carefully reviews facilities in the lease-up stage and compares actual operating results to original projections.

        When the Company determines that an event that may indicate impairment has occurred, the Company compares the carrying value of the related long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

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

        The Company assesses whether there are any indicators that the value of the Company's investments in unconsolidated real estate ventures may be impaired annually and when events or circumstances indicate that there may be impairment. An investment is impaired if management's estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary using significant unobservable inputs, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

        On June 2, 2009, the Company announced the wind-down of its development activities. As a result of this change, the Company reviewed its properties under construction, unimproved land and its investment in development joint ventures for potential impairments. This review included the preparation of updated models based on current market conditions, obtaining appraisals and reviewing recent sales and list prices of undeveloped land and mature self storage facilities. Based on this review, the Company identified certain assets as being impaired. The impairments relating to long-lived assets where the Company intends to complete the development and hold the asset are the result of the estimated undiscounted future cash flows being less than the current carrying value of the assets. The Company compared the carrying value of certain undeveloped land and seven vacant condominiums that the Company intends to sell to the fair market value of similar undeveloped land and condominiums. For the assets that the Company intends to sell, where the current estimated fair market value less costs to sell was below the carrying value, the Company reduced the carrying value of the asset to the current fair market value less selling costs and recorded an impairment charge. These assets are classified as held for sale. The impairments relating to investments in development joint ventures are the result of the Company comparing the estimated current fair market value to the carrying value of the investment. For those investments in development joint ventures where the current estimated fair market value was below the carrying value, the Company reduced the investment to the current fair market value through an impairment charge. Losses relating to changes in fair value have been included in unrecovered development and acquisition costs on the Company's Statements of Operations.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table provides information for each major category of assets and liabilities that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets held and used	$12,392	$—	$—	$12,392	$(6,862)
Investments in real estate ventures	8,619	—	—	8,619	(2,936)
Real estate assets held for sale included in net real estate assets	11,275	—	—	11,275	(9,085)

	$32,286	$—	$—	$32,286	$(18,883)

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, line of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2009 and 2008 approximate fair value. The fair values of the Company's notes receivable and fixed rate notes payable are as follows:

	December 31, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred OP unit holder	$112,740	$100,000	$124,024	$100,000
Fixed rate notes payable and notes payable to trusts	$1,067,653	$1,015,063	$1,062,949	$937,756
Exchangeable senior notes	$110,122	$87,663	$131,039	$209,663

Real Estate Assets

        Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. Capitalized interest during the years ended December 31, 2009, 2008 and 2007 was $4,148, $5,506 and $4,555, respectively.

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

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In connection with the Company's acquisition of self-storage facilities, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, are determined as if vacant, that is, at replacement cost. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the amount of time required to replace existing customers which is based on the Company's historical experience with turnover in its facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs incurred after December 31, 2008 have been expensed as incurred.

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

        Under the equity method, the Company's investment in real estate ventures is stated at cost and adjusted for the Company's share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the "look through" approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture's sale of assets), in which case it is reported as an investing activity.

Cash and Cash Equivalents

        The Company's cash is deposited with financial institutions located throughout the United States of America and at times may exceed federally insured limits. The Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

Derivative Instruments and Hedging Activities

        The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

        For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in the statements of operations. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings, and subsequently reclassified to earnings when the hedged transaction affects earnings.

Risk Management and Use of Financial Instruments

        In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the value of properties held by the Company. The Company has entered into interest rate swap agreements to manage a portion of its interest rate risk.

Conversion of Operating Partnership Units

        Conversions of Operating Partnership units to common stock, when converted under the original provisions of the Operating Partnership agreement, are accounted for by reclassifying the underlying net book value of the units from noncontrolling interest to the Company's equity. The difference between the fair value of the consideration paid and the adjustment to the carrying amount of the noncontrolling interest is recognized as additional paid in capital for the Company.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Expense Recognition

        Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized as income when earned. Management and franchise fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements. Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

        Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. The Company accrues for property tax expense based upon invoice amounts, estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

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

Advertising Costs

        The Company incurs advertising costs primarily attributable to directory, direct mail, internet and other advertising. Direct response advertising costs are deferred and amortized over the expected benefit period determined to be 12 months. All other advertising costs are expensed as incurred. The Company recognized $5,892, $5,935 and $5,003 in advertising expense for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company's consolidated statements of operations. For the year ended December 31, 2009, 0% (unaudited) of all distributions to stockholders qualifies as a return of capital.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2009 and 2008, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2009 and 2008, the Company had no interest or penalties related to uncertain tax provisions.

Stock-Based Compensation

        The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards granted are valued at fair value and any compensation element is recognized on a straight line basis over the service periods of each award.

Net Income Per Share

        Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding including unvested share based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, Contingent Conversion Shares ("CCSs"), Contingent Conversion Units ("CCUs"), exchangeable Series A Participating Redeemable Preferred Operating Partnership units ("Preferred OP units") and exchangeable Operating Partnership units ("OP units")) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.

        The Company's Operating Partnership has $87,663 of exchangeable senior notes issued and outstanding as of December 31, 2009 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company's common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at December 31, 2009, and could change over time as described in the indenture. The price of the Company's common stock did not exceed 130% of the exchange price for the specified period of time during the fourth quarter of 2009; therefore holders of the exchangeable senior notes may not elect to convert them during the first quarter of 2010.

        The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, Accounting Standards Codification ("ASC") 260, formerly Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share ("FAS 128")," requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company's calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at December 31, 2009, 2008 or 2007 because there was no excess over the accreted principal for the period.

        For the purposes of computing the diluted impact on earnings per share of the potential conversion of Preferred OP units into common shares, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Preferred OP units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by paragraph 29 of FAS 128 (ASC 260-10-45-46).

        For the years ended December 31, 2009, 2008 and 2007, options to purchase approximately 4,925,153 shares, 1,870,423 shares and 287,240 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive. All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of net income per share is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Net income attributable to common stockholders	$31,977	$35,781	$30,219
Add: Income allocated to noncontrolling interest—Preferred Operating Partnership and Operating Partnership	8,012	8,444	3,843
Subtract: Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership	(5,750)	(5,751)	(1,438)

Net income for diluted computations	$34,239	$38,474	$32,624

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	86,343,029	76,996,754	64,900,713
Operating Partnership units	3,627,368	4,264,968	4,050,588
Preferred Operating Partnership units	989,980	989,980	989,980
Dilutive and cancelled stock options and CCS/CCU conversions	122,457	101,286	774,359

Average number of common shares outstanding—diluted	91,082,834	82,352,988	70,715,640
Net income per common share
Basic	$0.37	$0.46	$0.47
Diluted	$0.37	$0.46	$0.46

Recently Issued Accounting Standards

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (ASC 820), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. This guidance applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The Company adopted this guidance for financial assets and liabilities effective January 1, 2008 and for non-financial assets and liabilities effective January 1, 2009. In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

  •
  FASB Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC 820-10-65). This update provides guidance for estimating fair value when the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

  •
  FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (ASC 320-10-65). This update requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, it requires the disclosures in summarized financial information at interim reporting periods. Companies will also be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments and describe any changes in the methods or methodology occurring during the period.

        The Company adopted these updates effective June 30, 2009 and has applied the guidance to all periods presented.

        In December 2007, the FASB issued revised Statement No. 141, "Business Combinations" ("FAS 141(R)") (ASC 805). This guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the assets acquired and liabilities assumed. Generally, assets acquired and liabilities assumed in a transaction are recorded at the acquisition-date fair value with limited exceptions. The guidance also changed the accounting treatment and disclosure for certain specific items in a business combination. The Company adopted this guidance for all acquisitions subsequent to January 1, 2009.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" (ASC 810-10-65) ("FAS 160"). This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. In addition, the guidance also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions. If noncontrolling interests are determined to be redeemable, they are to be carried at the higher of (a) their carrying value or (b) their redeemable value as of the balance sheet date and reported as temporary equity. The Company adopted this guidance effective January 1, 2009, and has applied it to all periods presented.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (ASC 815). This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The Company adopted this guidance effective

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

January 1, 2009 and expanded the disclosures relating to derivative instruments included in its consolidated financial statements.

        In May 2008, the FASB issued Statement of Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1") (ASC 470-20-65). Under this guidance, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The effect of the adoption on the Company's exchangeable senior notes is that the equity component is included in the paid-in-capital section of stockholders' equity on the consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The original issue discount is amortized over the period of the debt as additional interest expense. This guidance is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The Company adopted this guidance effective January 1, 2009 and has applied it to all periods presented.

        In April 2008, the FASB issued Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (ASC 350-30). This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. This guidance is effective for fiscal years beginning after December 31, 2008 and has been adopted by the Company for all acquisitions subsequent to January 1, 2009.

        In June 2008, the FASB issued Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (ASC 260-10). This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in FASB Statement No. 128, "Earnings per Share" (ASC 260). This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and the Company adopted this guidance effective January 1, 2009 and has applied it to all periods presented.

        In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (ASC 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance effective April 1, 2009.

        On June 30, 2009, the FASB issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (ASC 105-10-05). The standard establishes the FASB Codification (the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification effective September 30, 2009 and has included the references to the Codification, as appropriate, in these consolidated financial statements.

3. REAL ESTATE ASSETS

        The components of real estate assets are summarized as follows:

	December 31, 2009	December 31, 2008
Land—operating	$501,674	$461,883
Land—development	32,635	64,392
Buildings and improvements	1,675,340	1,555,598
Intangible assets—tenant relationships	33,463	33,234
Intangible lease rights	6,150	6,150

	2,249,262	2,121,257
Less: accumulated depreciation and amortization	(233,830)	(182,335)

Net operating real estate assets	2,015,432	1,938,922
Real estate under development	34,427	58,734

Net real estate assets	$2,049,859	$1,997,656

Real estate assets held for sale included in net real estate assets	$11,275	$—

        The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $1,905, $4,760 and $4,213 for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 8 to 52 years.

        On April 10, 2009, the Company sold vacant land in Los Angeles, California for cash of $4,652. A loss of $343 was recorded as a result of this sale, and is included in unrecovered development and acquisition costs in the consolidated statement of operations.

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

December 31, 2009

(Dollars in thousands, except share data)

4. PROPERTY ACQUISITIONS

        The following table shows the Company's acquisition of operating properties for the years ended December 31, 2009 and 2008 and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid					Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs— expensed	Source of Acquisition
Georgia	1	11/12/2009	$5,731	$5,749	$(18)	$—	—	$1,958	$3,625	$108	$40	Unrelated third party
Virginia	1	1/23/2009	7,425	7,438	(13)	—	—	2,076	5,175	122	52	Unrelated franchisee
Colorado	1	11/25/2008	5,916	5,851	65	—	—	1,525	4,299	92	—	Unrelated third party
Indiana	1	10/31/2008	5,269	4,357	50	862	81,050	1,898	3,282	89	—	Unrelated third party
Indiana	4	10/10/2008	18,366	15,086	519	2,761	189,356	3,076	15,063	227	—	Unrelated third party
New York	2	10/2/2008	27,562	27,468	94	—	—	15,219	11,989	354	—	Unrelated third party
Maryland	1	9/17/2008	5,050	5,049	1	—	—	1,869	3,050	131	—	Unrelated third party
Florida	1	6/19/2008	10,394	10,317	77	—	—	3,638	6,590	166	—	Unrelated third party
California	1	5/2/2008	7,500	7,515	(15)	—	—	2,994	4,506	—	—	Unrelated third party

5. INVESTMENTS IN REAL ESTATE VENTURES

        Investments in real estate ventures at December 31, 2009 and 2008 consist of the following:

			Investment balance at
	Equity Ownership %	Excess Profit Participation %	December 31, 2009	December 31, 2008
Extra Space West One LLC ("ESW")	5%	40%	$1,175	$1,492
Extra Space West Two LLC ("ESW II")	5%	40%	4,749	4,874
Extra Space Northern Properties Six LLC ("ESNPS")	10%	35%	1,388	1,482
Extra Space of Santa Monica LLC ("ESSM")	48%	43%	2,419	3,225
Clarendon Storage Associates Limited Partnership ("Clarendon")	50%	50%	3,245	3,318
PRISA Self Storage LLC ("PRISA")	2%	17%	11,907	12,460
PRISA II Self Storage LLC ("PRISA II")	2%	17%	10,239	10,431
PRISA III Self Storage LLC ("PRISA III")	5%	20%	3,793	4,118
VRS Self Storage LLC ("VRS")	45%	9%	45,579	47,488
WCOT Self Storage LLC ("WCOT")	5%	20%	4,983	5,229
Storage Portfolio I LLC ("SP I")	25%	40%	16,049	17,471
Storage Portfolio Bravo II ("SPB II")	20%	25 - 45%	15,104	14,168
U-Storage de Mexico S.A. and related entities ("U-Storage")	35 - 40%	35 - 40%	6,166	9,205
Other minority owned properties	10 - 50%	10 - 50%	3,653	1,830

			$130,449	$136,791

        In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

        Equity in earnings of real estate ventures for the years ended December 31, 2009, 2008, and 2007 consists of the following:

	For the Year Ended December 31,
	2009	2008	2007
Equity in earnings of ESW	$1,164	$1,333	$1,490
Equity in earnings (losses) of ESW II	(24)	(57)	—
Equity in earnings of ESNPS	277	236	206
Equity in earnings (losses) of ESSM	(113)	—	—
Equity in earnings of Clarendon	375	304	—
Equity in earnings of PRISA	483	702	716
Equity in earnings of PRISA II	550	596	574
Equity in earnings of PRISA III	235	274	316
Equity in earnings of VRS	2,116	1,363	265
Equity in earnings of WCOT	242	299	308
Equity in earnings of SP I	793	1,211	1,099
Equity in earnings of SPB II	283	614	776
Equity in earnings (losses) of U-Storage	70	(64)	(301)
Equity in earnings (losses) of other minority owned properties	513	121	(149)

	$6,964	$6,932	$5,300

        Equity in earnings (losses) of ESW II, SP I and SPB II includes the amortization of the Company's excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Information (unaudited) related to the real estate ventures' debt at December 31, 2009 is set forth below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Fixed	$16,650	4.59%	July 2010
ESW II—Fixed	20,000	5.48%	March 2012
ESNPS—Fixed	34,500	5.27%	June 2015
ESSM—Variable	10,394	3.19%	November 2011
Clarendon—Swapped to fixed	8,500	5.93%	September 2018
PRISA	—	—	Unleveraged
PRISA II	—	—	Unleveraged
PRISA III—Fixed	145,000	4.97%	August 2012
VRS—Fixed	52,100	4.76%	August 2012
WCOT—Fixed	92,140	4.76%	August 2012
SPB II—Fixed	60,085	8.00%	August 2014
SP I—Fixed	115,000	4.62%	April 2011
U-Storage	—	—	Unleveraged
Other minority owned properties	119,270	various	various

        Combined, condensed unaudited financial information of ESW, ESW II, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, SP I and SPB II as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007, follows:

	December 31,
Balance Sheets:	2009	2008
Assets:
Net real estate assets	$1,977,184	$2,041,268
Other	33,120	34,775

	$2,010,304	$2,076,043

Liabilities and members' equity:
Notes Payable	$535,475	$542,790
Other liabilities	27,547	33,264
Members' equity	1,447,282	1,499,989

	$2,010,304	$2,076,043

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

	For the Year Ended December 31,
Statements of Income:	2009	2008	2007
Rents and other income	$282,181	$295,824	$294,395
Expenses	195,330	197,926	195,776

Net income	$86,851	$97,898	$98,619

Variable Interests in Unconsolidated Real Estate Joint Ventures:

        The Company has an interest in one unconsolidated joint venture with an unrelated third party ("Eastern Avenue") which is a variable interest entity. The Company holds a 10% equity interest in Eastern Avenue, but has 50% of the voting rights. Qualification as a VIE was based on the disproportionate voting and ownership percentages. The Company performed a probability-based cash flow analysis for this joint venture to determine which party was the primary beneficiary of the VIE. This analysis was performed using the Company's best estimates of the future cash flows based on its historical experience with numerous similar assets. As a result of this analysis, the Company determined that it was not the primary beneficiary of Eastern Avenue as the Company does not receive a majority of the venture's expected residual returns or bear a majority of the expected losses. Accordingly, this interest is accounted for using the equity method.

        Eastern Avenue owns a single pre-stabilized self-storage property. This joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company for working capital. The payables to the Company are generally amounts owed for expenses paid on behalf of the joint venture by the Company as manager. The Company performs management services for the Eastern Avenue joint venture in exchange for a management fee of approximately 6% of the gross rental revenues generated by the property. The Company's joint venture partner can replace the Company as manager of the property upon written notice. The Company has not provided financial or other support during the periods presented to Eastern Avenue that it was not previously contractually obligated to provide.

        As of December 31, 2009, there was no amount related to Eastern Avenue included in Investments in Real Estate on its consolidated balance sheet. No liability was recorded associated with the Company's guarantee of the construction loan of Eastern Avenue. The Company's maximum exposure to loss for this venture as of December 31, 2009 is the total of the guaranteed loan balance, the payable to the Company and the Company's investment balances in the joint venture. The Company believes that the risk of incurring a loss as a result of having to perform on the guarantee is remote and therefore no liability has been recorded. Also, repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        The following table compares the liability balances and the maximum exposure to loss related to Eastern Avenue as of December 31, 2009:

	Liability Balance	Investment balance	Balance of Guaranteed loan	Payables to Company	Maximum exposure to loss	Difference
Eastern Avenue	$—	$—	$5,412	$1,622	$7,034	$(7,034)

Variable Interests in Consolidated Real Estate Joint Ventures

        The Company has variable interests in five consolidated joint ventures with third parties (the "VIE JVs") which are VIEs. The VIE JVs are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company for working capital. The payables to the Company are generally amounts owed for expenses paid on behalf of the joint ventures by the Company as manager. The Company owns 10% to 72% of the common equity interests in the VIE JVs. The Company performed probability-based cash flow projections for each venture using the Company's best estimates of future revenues and expenses based on historical experience with numerous similar assets. According to these analyses, the joint ventures were determined to be VIEs based on an assessment that the equity financing was inadequate to support operations. The Company was also determined to be the primary beneficiary of each of the VIE JVs, as it receives the majority of the benefits and bears the majority of the expected losses of each as a result of its majority ownership and the management agreements. Therefore, each of the VIE JVs are consolidated with the assets and liabilities of each joint venture included in the Company's consolidated financial statements, with intercompany balances and transactions eliminated.

        In July 2009, the Company purchased a lender's interest in a note payable to a joint venture that owns a single property located in Chicago, IL. The note was to Extra Space of Montrose, a joint venture in which the Company owns a 10% interest, and was guaranteed by the Company. This joint venture was considered a nonconsolidated VIE as of December 31, 2008. The Company considers the purchase of this loan to be a reconsideration event and has determined that the Company now bears the majority of the risk of loss for the joint venture. As a result of this loan purchase by the Company, the joint venture is now a consolidated VIE JV. The assets and liabilities were recorded at fair value upon consolidation.

        In January 2009, the Company purchased a lender's interest in a construction loan to a joint venture that owns a single property located in Sacramento, CA. The construction loan was to ESS of Sacramento One LLC, a joint venture in which the Company owns a 50% interest, and was guaranteed by the Company. This joint venture was not consolidated and was not considered a VIE JV as of December 31, 2008. The Company considers the purchase of this loan to be a reconsideration event and has determined that the Company now bears a majority of the risk of loss for the joint venture. As a result of this loan purchase by the Company, the joint venture is now a consolidated VIE JV. The assets and liabilities were recorded at fair value upon consolidation.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        The Company performs development services for ESS of Plantation LLC in exchange for a development fee of 1% of budgeted costs. The Company performs management services for Extra Space of Montrose Avenue, LLC, ESS of Sacramento One LLC, ES of Washington Avenue LLC and ES of Franklin Blvd LLC in exchange for a management fee of approximately 6% of cash collected by the properties.

        The table below illustrates the financing of each of the VIE JVs as well as the carrying amounts of the related assets and liabilities as of December 31, 2009:

Joint Venture	Equity Ownership %	Excess Profit Participation %	Total Assets	Notes Payable	Payables to Company (eliminated)	Payables and Other Liabilities	Company's Equity (eliminated)	JV Partners' Equity (non- controlling interest)
Extra Space of Montrose Avenue LLC	10%	40%	$8,481	$—	$8,572	$205	$(46)	$(250)
ESS of Sacramento One LLC	50%	50%	10,191	5,000	5,289	30	(614)	486
ES of Washington Avenue LLC	50%	50%	10,020	5,900	2,789	47	642	642
ES of Franklin Blvd LLC	50%	50%	7,002	5,188	2,166	—	(176)	(176)
ESS of Plantation LLC	72%	65%	2,137	—	56	49	1,472	560

			$37,831	$16,088	$18,872	$331	$1,278	$1,262

        Except as disclosed above, the Company has not provided financial or other support during the periods presented to these VIEs that it was not previously contractually obligated to provide. The Company has guaranteed the notes payable for these VIEs with the exception of ESS of Plantation LLC and Extra Space of Montrose Avenue LLC, which have no note payable. If the joint ventures default on the loans, the Company may be forced to repay its portion of the balance owed. However, repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company, and the Company believes that the risk of having to perform on the guarantees is remote.

6. INVESTMENTS AVAILABLE FOR SALE

        The Company has accounted for securities classified as "available for sale" at fair value. Adjustments to the fair value of available for sale securities were recorded as a component of other comprehensive income. A decline in the market value of investment securities below cost, that was deemed to be other than temporary, resulted in a reduction in the carrying amount to fair value. The impairment was charged to earnings and a new cost basis for the security was established. The Company's investments available for sale have generally consisted of non mortgage-backed auction rate securities ("ARS"). ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par.

        At December 31, 2007, the Company had $24,460 invested in non mortgage- backed ARS. Uncertainties in the credit markets had prevented the Company and other investors from liquidating the holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale exceeded the amount of purchase orders. As a result, during the year ended

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

6. INVESTMENTS AVAILABLE FOR SALE (Continued)

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

7. OTHER ASSETS

        The components of other assets are summarized as follows:

	December 31, 2009	December 31, 2008
Equipment and fixtures	$11,836	$10,671
Less: accumulated depreciation	(9,046)	(7,309)
Other intangible assets	3,303	3,296
Deferred financing costs, net	15,458	12,330
Prepaid expenses and deposits	5,173	5,828
Accounts receivable, net	15,086	11,120
Fair value of interest rate swaps	—	647
Investments in Trusts	3,590	3,590
Deferred tax asset	5,576	2,403

	$50,976	$42,576

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

8. NOTES PAYABLE

        The components of notes payable are summarized as follows:

	December 31, 2009	December 31, 2008
Fixed Rate
Mortgage and construction loans with banks (including loans subject to interest rate swaps) bearing interest at fixed rates between 4.24% and 7.30%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 2010 and August 2019.	$895,473	$818,166
Variable Rate

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to reverse interest rate swaps) based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.45% (1.68% and 1.89% at December 31, 2009 and December 31, 2008 respectively) and LIBOR plus 4.0% (4.23% and 4.44% at December 31, 2009 and December 31, 2008, respectively). Interest rates based on Prime are at Prime plus 1.50% (4.75% and 4.75% at December 31, 2009 and December 31, 2008, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between August 2010 and December 2015.

	204,120	125,432

	$1,099,593	$943,598

        The following table summarizes the scheduled maturities of notes payable at December 31, 2009:

2010	$179,068
2011	113,369
2012	41,476
2013	85,441
2014	201,763
Thereafter	478,476

$1,099,593

        Certain real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at December 31, 2009. As of December 31, 2009 $410,930 of the Company's notes payable have been guaranteed by the Company.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

9. DERIVATIVES

        GAAP requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. A company must designate each qualifying hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in foreign operation.

        The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with Company's fixed and variable-rate borrowings. The Company designates certain interest rate swaps as cash flow hedges of variable-rate borrowings and the remainder as fair value hedges of fixed-rate borrowings.

        The following table summarizes the terms of the Company's derivative financial instruments:

Hedge Product	Hedge Type	Notional Amount	Strike	Effective Date	Maturity
Reverse Swap Agreement	Fair Value	$61,770	LIBOR plus 0.65%	10/31/2004	6/1/2009
Swap Agreement 1	Cash Flow	$63,000	4.24%	2/1/2009	6/30/2013
Swap Agreement 2	Cash Flow	$26,000	6.32%	7/1/2009	7/1/2014
Swap Agreement 3	Cash Flow	$8,462	6.98%	7/27/2009	6/27/2016
Swap Agreement 4	Cash Flow	$10,000	6.12%	11/2/2009	11/1/2014

        Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

		For the Year Ended December 31,
	Classification of Income (Expense)
Type		2009	2008	2007
Reverse Swap Agreement	Interest expense	$916	$223	$(1,032)
Swap Agreement 1	Interest expense	(923)	—	—
Swap Agreement 2	Interest expense	(309)	—	—
Swap Agreement 3	Interest expense	(126)	—	—
Swap Agreement 4	Interest expense	(21)	—	—

		$(463)	$223	$(1,032)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

9. DERIVATIVES (Continued)

        Information relating to the losses recognized on the swap agreements is as follows:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from OCI
		Location of amounts reclassified from OCI into income
Type	For the Year Ended December 31, 2009		For the Year Ended December 31, 2009
Swap Agreement 1	$(340)	Interest expense	$(923)
Swap Agreement 2	(478)	Interest expense	(309)
Swap Agreement 3	(244)	Interest expense	(126)
Swap Agreement 4	(49)	Interest expense	(21)

	$(1,111)		$(1,379)

        The Swap Agreements were highly effective for the year ended December 31, 2009. The gain (loss) reclassified from OCI in the preceding table represents the effective portion of our cash flow hedges reclassified from OCI to interest expense during the year ended December 31, 2009.

        The balance sheet classification and carrying amounts of the interest rate swaps are as follows:

	Asset (Liability) Derivatives
	December 31, 2009		December 31, 2008
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Reverse Swap Agreement (expired 6/1/2009)	n/a	$—	Other assets	$647
Swap Agreement 1	Other liabilities	(340)	n/a	—
Swap Agreement 2	Other liabilities	(478)	n/a	—
Swap Agreement 3	Other liabilities	(244)	n/a	—
Swap Agreement 4	Other liabilities	(49)

		$(1,111)		$647

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

10. NOTES PAYABLE TO TRUSTS (Continued)

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

        The Company has not provided financing or other support during the periods presented to the trusts that it was not previously contractually obligated to provide. The Company's maximum exposure to loss as a result of its involvement with the trusts is equal to the total amount of the notes discussed above less the amounts of the Company's investments in the trusts' common securities. The net amount is the notes payable that the trusts owe to third parties for their investments in the trusts' preferred securities. Following is a tabular comparison of the carrying amounts of the liabilities the Company has

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

10. NOTES PAYABLE TO TRUSTS (Continued)

recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of December 31, 2009:

	Notes payable to Trusts as of December 31, 2009	Maximum exposure to loss	Difference
Trust	$36,083	$35,000	$1,083
Trust II	42,269	41,000	1,269
Trust III	41,238	40,000	1,238

	$119,590	$116,000	$3,590

        As noted above, these differences represent the amounts that the Trusts would repay the Company for its investment in the trusts' common securities.

11. EXCHANGEABLE SENIOR NOTES

        On March 27, 2007, the Company's Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the "Notes"). Costs incurred to issue the Notes were approximately $5,700. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term of the Notes, and are included in other assets, net in the consolidated balance sheet as of December 31, 2009 and 2008. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock at an initial exchange rate of approximately 42.6491 shares per $1,000 principal amount of Notes at the option of the Operating Partnership.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

11. EXCHANGEABLE SENIOR NOTES (Continued)

Adoption of FSP APB 14-1 (ASC 470-20)

        In May 2008, the FASB issued FSP APB 14-1 (ASC 470-20). Under this guidance, entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The Company retroactively adopted FSP APB 14-1 (ASC 470-20) effective January 1, 2009. As a result, the liability and equity components of the Notes are now accounted for separately. The equity component is included in paid-in-capital in stockholders' equity in the consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The discount is being amortized over the period of the debt as additional interest expense.

        Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	December 31, 2009	December 31, 2008
Carrying amount of equity component	$19,545	$21,779

Principal amount of liability component	$87,663	$209,663
Unamortized discount	(3,869)	(13,031)

Net carrying amount of liability component	$83,794	$196,632

        The remaining discount will be amortized over the remaining period of the debt through its first redemption date, April 1, 2012. The effective interest rate on the liability component is 5.75%. The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	For The Year Ended December 31,
	2009	2008	2007
Contractual interest	$4,524	$8,729	$6,797
Amortization of discount	2,239	4,060	3,030

Total interest expense recognized	$6,763	$12,789	$9,827

Repurchase of Notes

        FSP APB 14-1 (ASC 470-20) requires that the value of the consideration paid to repurchase the Notes be allocated (1) to the extinguishment of the liability component and (2) to the reacquisition of the equity component. The amount allocated to the extinguishment of the liability component is equal to the fair value of that component immediately prior to extinguishment. The difference between the consideration attributed to the extinguishment of the liability component and the sum of (a) the net carrying amount of the repurchased liability component, and (b) the related unamortized debt issuance costs, is recognized as a gain on debt extinguishment. The remaining settlement consideration is

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

11. EXCHANGEABLE SENIOR NOTES (Continued)

allocated to the reacquisition of the equity component of the repurchased Notes and recognized as a reduction of stockholders' equity.

        Information about the repurchases and the related gains are as follows:

	October 2009	May 2009	March 2009	October 2008
Principal amount repurchased	$7,500	$43,000	$71,500	$40,337

Amount allocated to:
Extinguishment of liability component	$6,700	$35,000	$43,800	$30,696
Reacquisition of equity component	181	1,340	713	1,025

Total cash paid for repurchase	$6,881	$36,340	$44,513	$31,721

Exchangeable senior notes repurchased	$7,500	$43,000	$71,500	$40,337
Extinguishment of liability component	(6,700)	(35,000)	(43,800)	(30,696)
Discount on exchangeable senior notes	(366)	(2,349)	(4,208)	(2,683)
Related debt issuance costs	(82)	(558)	(1,009)	(647)

Gain on repurchase	$352	$5,093	$22,483	$6,311

12. LINES OF CREDIT

        On February 13, 2009, the Company entered into a $50,000 revolving secured line of credit (the "Secondary Credit Line") that is collateralized by mortgages on certain real estate assets and matures February 13, 2012. The Company intends to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes. The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.5% at December 31, 2009). At December 31, 2009, there were no amounts drawn on the Secondary Credit Line. The Company is subject to certain covenants relating to the Secondary Credit Line. The Company was in compliance with all financial covenants as of December 31, 2009.

        On October 19, 2007, the Company entered into a $100,000 revolving line of credit (the "Credit Line") that matures October 31, 2010 with two one-year extensions available. $100,000 and $27,000 were drawn on the Credit Line at December 31, 2009 and 2008, respectively. The Company intends to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company (1.2% at December 31, 2009). The Credit Line is collateralized by mortgages on certain real estate assets. As of December 31, 2009, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line. The Company is not subject to any financial covenants relating to the Credit Line.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

13. OTHER LIABILITIES

        The components of other liabilities are summarized as follows:

	December 31, 2009	December 31, 2008
Deferred rental income	$12,045	$12,535
Lease obligation liability	6,260	3,029
Fair value of interest rate swaps	1,111	—
Income taxes payable	2,145	2,825
Other miscellaneous liabilities	3,413	3,878

	$24,974	$22,267

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

        Management fee revenues for related party and affiliated real estate joint ventures are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2009	2008	2007
ESW	Affiliated real estate joint ventures	$402	$432	$436
ESW II	Affiliated real estate joint ventures	312	310	232
ESNPS	Affiliated real estate joint ventures	452	466	444
ESSM	Affiliated real estate joint ventures	11	—	—
PRISA	Affiliated real estate joint ventures	4,793	5,076	5,132
PRISA II	Affiliated real estate joint ventures	3,989	4,147	4,184
PRISA III	Affiliated real estate joint ventures	1,686	1,774	1,862
VRS	Affiliated real estate joint ventures	1,128	1,175	1,151
WCOT	Affiliated real estate joint ventures	1,454	1,536	1,539
SP I	Affiliated real estate joint ventures	1,243	1,296	1,264
SPB II	Affiliated real estate joint ventures	943	1,003	1,026
Extra Space Development ("ESD")	Related party	—	—	743
Various	Franchisees, third parties and other	4,548	3,730	2,585

		$20,961	$20,945	$20,598

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

14. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        Receivables from third parties, related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2009	December 31, 2008
Development fees receivable	$250	$1,382
Other receivables from properties	4,864	9,953

	$5,114	$11,335

        Development fees receivable consist of amounts due for development services from third parties and unconsolidated affiliated joint ventures. The Company earns development fees of 1% - 6% of budgeted costs on development projects. Other receivables from properties consist of amounts due for management fees and expenses paid on behalf of the properties that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2009 and 2008.

        Centershift, a related party service provider, is partially owned by a certain director and certain members of management of the Company. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company's property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2009, 2008 and 2007, the Company paid Centershift $1,081, $989 and $965, respectively, relating to the purchase of software and to license agreements.

        The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. ("SpenAero") an affiliate of Spencer F. Kirk, the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2009, 2008 and 2007, the Company paid SpenAero $631, $440 and $395, respectively. The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

15. NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

        On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the "Properties") in exchange for the issuance of newly designated Preferred OP units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

        On June 25 and 26, 2007, nine of the ten properties were contributed to the Operating Partnership in exchange for consideration totaling $137,800. Preferred OP units totaling 909,075, with a value of $121,700, were issued along with the assumption of approximately $14,200 of third-party debt, of which $11,400 was paid off at close. The final property was contributed on August 1, 2007 in exchange for

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

15. NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS (Continued)

consideration totaling $14,700. 80,905 Preferred OP units with a value of $9,800 were issued along with $4,900 of cash.

        On June 25, 2007, the Company loaned the holder of the Preferred OP units $100,000. The note receivable bears interest at 4.85%, and is due September 1, 2017. The loan is secured by the borrower's Preferred OP units. The holder of the Preferred OP units can convert up to 114,500 Preferred OP units prior to the maturity date of the loan. If any redemption in excess of 114,500 Preferred OP units occurs prior to the maturity date, the holder of the Preferred OP units is required to repay the loan as of the date of that Preferred OP unit redemption. Preferred OP units are shown on the balance sheet net of the $100,000 loan under the guidance in EITF No. 85-1, "Classifying Notes Receivable for Capital," (ASC 310-10-45) because the borrower under the loan receivable is also the holder of the Preferred OP units.

        The Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") which provides for the designation and issuance of the Preferred OP units. The Preferred OP units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

        Under the Partnership Agreement, Preferred OP units in the amount of $115,000 bear a fixed priority return of 5% and have a fixed liquidation value of $115,000. The remaining balance will participate in distributions with and have a liquidation value equal to that of the common Operating Partnership units. The Preferred OP units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company's option, in cash or shares of common stock.

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

        On September 28, 2007, the Operating Partnership entered into an amendment to the Contribution Agreement (the "Amendment"). Pursuant to the Amendment, the maximum number of shares that can be issued upon redemption of the Preferred OP units was set at 116 million, after which the Company will have no further obligations with respect to the redeemed or any other remaining Preferred OP units. As a result of the Amendment, the Preferred OP units are no longer considered a hybrid instrument and the previously identified embedded derivative no longer requires bifurcation and is considered permanent equity of the Operating Partnership. The Preferred OP units are included on the consolidated balance sheet as the noncontrolling interest represented by Preferred OP units, and no recurring fair value measurements are required subsequent to the date of the Amendment.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

15. NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS (Continued)

        On September 18, 2008, the Operating Partnership entered into a First Amendment to the Second Amended and Restated Agreement of Limited Partnership to clarify tax-related provisions relating to the Preferred OP units.

        The Company adopted the revisions to FAS 160 (ASC 810) effective January 1, 2009. FAS 160 (ASC 810) requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions. FAS 160 (ASC 810) was required to be adopted prospectively with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the issuance of the revisions to FAS 160 (ASC 810), the guidance in EITF Topic D-98 (ASC 480-10-S99), "Classification and Measurement of Redeemable Securities" was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

        The Company has evaluated the terms of the Preferred OP units, and as a result of the adoption of FAS 160 (ASC 810), the Company reclassified the noncontrolling interest represented by the Preferred OP units to stockholders' equity in the accompanying consolidated balance sheets. In periods subsequent to the adoption of FAS 160 (ASC 810), the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets. Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.

16. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

        The Company's interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.94% majority ownership interest therein as of December 31, 2009. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.06% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2009, the Operating Partnership had 3,627,368 common OP units outstanding.

        The noncontrolling interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or Contingent Conversion units. Limited partners who received OP units in the formation transactions or in exchange for

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

16. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP (Continued)

contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company's common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2009, was $11.73 and there were 3,627,368 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP units on December 31, 2009 and the Company elected to pay the non-controlling members cash, the Company would have paid $42,549 in cash consideration to redeem the units.

        In December 2009, a member of management redeemed 72,643 OP units in exchange for the Company's common stock. This member of management no longer held any OP units after this redemption.

        In November 2009, a director redeemed 217,930 OP units in exchange for the Company's common stock. The director no longer held any OP units after this redemption.

        During April 2009, 114,928 OP units were redeemed in exchange for the Company's common stock.

        During July 2009, 232,099 OP units were redeemed in exchange for $1,908 in cash.

        During October 2008, the Company issued 270,406 OP units valued at $3,621 in conjunction with the acquisition of four properties in Indianapolis, Indiana.

        In October 2008, 129,499 OP units were redeemed in exchange for the Company's common stock.

        Unlike the OP units, CCUs did not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, all or a portion of the CCUs automatically converted into OP units. Each CCU was convertible on a one-for-one basis into OP units, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company calculated the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCUs were converted so that the total percentage (not to exceed 100%) of CCUs issued in connection with the formation transactions that had been converted to OP units was equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600. The 55,957 CCUs remaining unconverted through the calculation made in respect of the 12-month period ending December 31, 2008 were cancelled as of February 4, 2009.

        The Company adopted the revisions to FAS 160 (ASC 810) effective January 1, 2009. FAS 160 (ASC 810) requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

16. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP (Continued)

equity transactions. FAS 160 (ASC 81) was required to be adopted prospectively with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the issuance of FAS 160, the guidance in EITF Topic D-98 (ASC 480-10-S99), "Classification and Measurement of Redeemable Securities" was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

        The Company has evaluated the terms of the common OP units, and as a result of the adoption of FAS 160 (ASC 810), the Company reclassified the noncontrolling interest in the Operating Partnership to stockholders' equity in the accompanying condensed consolidated balance sheets. In periods subsequent to the adoption of FAS 160 (ASC 810), the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets. Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.

17. OTHER NONCONTROLLING INTERESTS

        Other noncontrolling interests represent the ownership interests of various third parties in ten consolidated self-storage properties as of December 31, 2009. Two of these consolidated properties were under development, and eight were in the lease-up stage as of December 31, 2009. The ownership interests of the third party owners range from 10% to 90%. Other noncontrolling interests are included in the stockholders' equity section of the Company's consolidated balance sheet. The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

        In April 2009, the Company requested a capital contribution from its partners in Westport Ewing LLC, a consolidated joint venture, in order to reduce the joint venture's loan with its current lender. The partners were unable to provide their pro rata share of the funds required to satisfy the lender and deeded their interest in Westport Ewing LLC to the Company on June 1, 2009. As a result, the property held by this joint venture became a wholly-owned property of the Company. The Company recorded a loss of $800 related to the reassessment of the fair value of the property.

18. STOCKHOLDERS' EQUITY

        The Company's charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share, 4,100,000 CCSs, $.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2009, 86,721,841 shares of common stock were issued and outstanding, and no CCSs or shares of preferred stock were issued or outstanding.

        On October 3, 2008, the Company issued 3,000,000 shares of its common stock at an offering price of $14.71 per share in a registered direct placement to certain clients of RREEF America L.L.C. The

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

18. STOCKHOLDERS' EQUITY (Continued)

Company received aggregate gross proceeds of $44,130. Transaction costs were $247 for net proceeds of $43,883.

        On May 19, 2008, the Company closed a public common stock offering of 14,950,000 shares at an offering price of $16.35 per share, for aggregate gross proceeds of $244,433. Transaction costs were $11,715 for net proceeds of $232,718.

        All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company's common stock is American Stock Transfer & Trust Company.

        Unlike the Company's shares of common stock, CCSs did not carry any voting rights. Upon the achievement of certain performance thresholds relating to 14 properties, all or a portion of the CCSs were automatically converted into shares of the Company's common stock. Each CCS was convertible on a one-for-one basis into shares of common stock, subject to customary anti-dilution adjustments. Beginning with the quarter ended March 31, 2006, and ending with the quarter ending December 31, 2008, the Company calculated the net operating income from the 14 wholly-owned properties over the 12-month period ending in such quarter. Within 35 days following the end of each quarter referred to above, some or all of the CCSs were converted so that the total percentage (not to exceed 100%) of CCSs issued in connection with the formation transactions that were converted to common stock was equal to the percentage determined by dividing the net operating income for such period in excess of $5,100 by $4,600. The 1,087,790 CCSs remaining unconverted through the calculation made in respect of the 12-month period ending December 31, 2008 were cancelled as of February 4, 2009 and restored to the status of authorized but unissued shares of common stock.

19. STOCK-BASED COMPENSATION

        The Company has the following plans under which shares were available for grant at December 31, 2009:

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

        Also as defined under the terms of the Plans, restricted stock grants may be awarded. The stock grants are subject to a performance or vesting period over which the restrictions are released and the stock certificates are given to the grantee. During the performance or vesting period, the grantee is not

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

19. STOCK-BASED COMPENSATION (Continued)

permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plans, however, the grantee has the ability to vote the shares and receive nonforfeitable dividends paid on shares. Unless otherwise determined by the Compensation, Nominating and Governance Committee at the time of grant, the forfeiture and transfer restrictions on the shares lapse over a four-year period beginning on the date of grant.

        As of December 31, 2009, 3,560,611 shares were available for issuance under the Plans.

Option Grants

        A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2009
Outstanding at December 31, 2006	2,564,563	$13.92
Granted	418,000	18.51
Exercised	(126,801)	13.68
Forfeited	(204,044)	14.71

Outstanding at December 31, 2007	2,651,718	$14.54
Granted	380,000	15.57
Exercised	(146,795)	13.09
Forfeited	(43,000)	14.26

Outstanding at December 31, 2008	2,841,923	$14.76
Granted	723,000	6.22
Exercised	—	—
Forfeited	(107,875)	13.36

Outstanding at December 31, 2009	3,457,048	$13.02	6.54	$3,854

Vested and Expected to Vest	3,229,780	$13.33	6.38	$2,922
Ending Exercisable	2,222,695	$14.38	5.43	$—

        The aggregate intrinsic value in the table above represents the total value (the difference between the Company's closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

19. STOCK-BASED COMPENSATION (Continued)

        The weighted average fair value of stock options granted in 2009, 2008 and 2007 was $1.31, $1.83 and $2.34, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2009	2008	2007
Expected volatility	42%	26%	25%
Dividend yield	6.6%	6.5%	6.4%
Risk-free interest rate	1.7%	2.7%	3.5%
Average expected term (years)	5	5	5

        The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 16.68% of unvested options outstanding as of December 31, 2009, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

        A summary of stock options outstanding and exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22	723,000	9.13	$6.22	—	$—
$12.50	937,272	4.61	12.50	937,272	12.50
$12.85 - $15.53	966,400	6.36	14.87	734,650	14.90
$15.66 - $19.00	630,376	6.52	16.56	450,773	16.22
$19.91 - $19.91	200,000	7.14	19.91	100,000	19.91

$6.22 - $19.91	3,457,048	6.54	$13.02	2,222,695	$14.38

        The Company recorded compensation expense relating to outstanding options of $831, $970 and $865 in general and administrative expense for the years ended December 31, 2009, 2008 and 2007, respectively. Total cash received for the years ended December 31, 2009, 2008 and 2007 related to option exercises was $0, $2,063 and $1,735, respectively. At December 31, 2009, there was $1,050 of total unrecognized compensation expense related to non-vested stock options under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.55 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2009, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the Statement of Operations.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

19. STOCK-BASED COMPENSATION (Continued)

Common Stock Grants

        For the years ended December 31, 2009, 2008 and 2007, the Company granted 547,265, 361,624 and 120,729 shares, respectively of common stock to certain employees and directors, without monetary consideration under the Plans. Restricted stock granted vests over a four year period and is paid non-forfeitable dividends during the term of the grant. The Company recorded $2,978, $2,530 and $1,260 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2009, 2008 and 2007, respectively. The forfeiture rate, which is estimated at a weighted-average of 7.0% of unvested awards outstanding as of December 31, 2009, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2009, there was $5,005 of total unrecognized compensation expense related to non-vested restricted stock awards under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.72 years.

        The fair value of common stock awards is determined based on the closing trading price of the Company's common stock on the grant date. The total fair value of the shares released for the years ending December 31, 2009, 2008, and 2007 was $1,365, $1,688, and $982, respectively. A summary of the Company's employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2006	156,300	$15.94
Granted	120,729	18.17
Released	(61,975)	15.90
Cancelled	(3,082)	18.39

Unreleased at December 31, 2007	211,972	$17.23
Granted	361,624	15.69
Released	(122,206)	16.45
Cancelled	(10,186)	17.21

Unreleased at December 31, 2008	441,204	$16.21
Granted	547,265	6.19
Released	(198,284)	13.51
Cancelled	(21,256)	9.82

Unreleased at December 31, 2009	768,929	$9.95

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

20. EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2009, 2008 and 2007, the Company made matching contributions to the plan of $755, $779 and $999, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee's compensation.

21. INCOME TAXES

        As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary. In general, the Company's TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

        The income tax provision for the years ended December 31, 2009 and 2008 is comprised of the following components:

	For the Year Ended December 31, 2009
	Federal	State	Total
Current	$4,177	$1,171	$5,348
Deferred benefit	(1,048)	—	(1,048)

Total tax expense	$3,129	$1,171	$4,300

	For the Year Ended December 31, 2008
	Federal	State	Total
Current	$2,663	$259	$2,922
Deferred benefit	(2,190)	(213)	(2,403)

Total tax expense	$473	$46	$519

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

21. INCOME TAXES (Continued)

        A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2009 and 2008, is as follows:

	December 31, 2009		December 31, 2008
Expected tax at statutory rate	$15,188	35.0%	$16,118	34.0%
Non-taxable REIT income	(12,580)	(29.0)%	(14,555)	(30.7)%
State and local tax expense (benefit)—net of federal benefit	1,167	2.7%	(587)	(1.2)%
Change in valuation allowance	541	1.2%	(690)	(1.5)%
Miscellaneous	(16)	0.0%	233	0.5%

Total provision	$4,300	9.9%	$519	1.1%

        The Company had a release of its valuation allowance during 2008 from a prior year net operating loss related to the TRS of approximately $1,277. This reduction was offset by an additional valuation allowance recorded that related to state income tax net operating losses that may not be utilized. The net change in the valuation allowance for the year ended December 31, 2009 was $1,548.

        The major sources of temporary differences stated at their deferred tax effect at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Captive insurance subsidiary	$182	$109
Fixed assets	3,122	34
Various liabilities	1,603	1,042
Stock compensation	1,865	1,218
State net operating losses	939	587

	7,711	2,990
Valuation allowance	(2,135)	(587)

Net deferred tax asset	$5,576	$2,403

        The increase in the deferred tax asset related to fixed assets is a result of a portion of the impairment charge due to the wind-down of the Company's development program. The state income tax net operating losses expire between 2012 and 2027 and have been fully reversed through the valuation allowance.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

22. SEGMENT INFORMATION

        The Company operates in three distinct segments; (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Financial information for the Company's business segments are set forth below:

	December 31, 2009	December 31, 2008
Balance Sheet
Investment in real estate ventures
Rental operations	$130,449	$136,791
Total assets
Property management, acquisition and development	$466,399	$466,474
Rental operations	1,922,643	1,811,417
Tenant reinsurance	18,514	13,117

	$2,407,556	$2,291,008

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

22. SEGMENT INFORMATION (Continued)

	For the Year Ended December 31,
	2009	2008	2007
Statement of Operations
Total revenues
Property management, acquisition and development	$21,291	$21,465	$21,502
Rental operations	238,256	235,695	206,315
Tenant reinsurance	20,929	16,091	11,049

	$280,476	$273,251	$238,866

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$64,576	$43,097	$38,740
Rental operations	138,552	132,626	111,618
Tenant reinsurance	5,461	5,066	4,710

	$208,589	$180,789	$155,068

Income (loss) from operations
Property management, acquisition and development	$(43,285)	$(21,632)	$(17,238)
Rental operations	99,704	103,069	94,697
Tenant reinsurance	15,468	11,025	6,339

	$71,887	$92,462	$83,798

Interest expense
Property management, acquisition and development	$(3,463)	$(5,639)	$(4,329)
Rental operations	(66,355)	(63,032)	(59,716)

	$(69,818)	$(68,671)	$(64,045)

Interest income
Property management, acquisition and development	$1,563	$3,227	$7,680
Tenant reinsurance	19	172	245

	$1,582	$3,399	$7,925

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$4,850	$4,850	$2,492

Gain on repurchase of exchangeable senior notes
Property management, acquisition and development	$27,928	$6,311	$—

Loss on investments available for sale
Property management, acquisition and development	$—	$(1,415)	$(1,233)

Fair value adjustment of obligation associated with Preferred Operating Partnership units
Property management, acquisition and development	$—	$—	$1,054

Equity in earnings of real estate ventures
Rental operations	$6,964	$6,932	$5,300

Income tax expense
Tenant reinsurance	$(4,300)	$(519)	$—

Net income (loss)
Property management, acquisition and development	$(12,407)	$(14,298)	$(11,574)
Rental operations	40,313	46,969	40,281
Tenant reinsurance	11,187	10,678	6,584

	$39,093	$43,349	$35,291

Depreciation and amortization expense
Property management, acquisition and development	$2,786	$1,462	$1,253
Rental operations	49,617	48,104	38,548

	$52,403	$49,566	$39,801

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(38,185)	$(127,293)	$(183,690)
Development and construction of real estate assets
Property management, acquisition and development	$(67,301)	$(66,071)	$(46,401)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

23. COMMITMENTS AND CONTINGENCIES

        The Company has operating leases on its corporate offices and owns 13 self-storage facilities that are subject to ground leases. At December 31, 2009, future minimum rental payments under these non-cancelable operating leases are as follows:

Less than 1 year	$5,942
Year 2	5,652
Year 3	4,927
Year 4	4,712
Year 5	3,992
Thereafter	38,007

$63,232

        The monthly rental amount for one of the ground leases is the greater of a minimum amount or a percentage of gross monthly receipts. The Company recorded rent expense of $2,289, $2,262, and $3,115 related to these leases in the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company has guaranteed a construction loan for an unconsolidated partnership that owns a development property in Baltimore, Maryland. This property is owned by joint ventures in which the Company has a 10% equity interest. This guarantee was entered into in November 2004. At December 31, 2009, the total amount of guaranteed mortgage debt relating to this joint venture was $5,412 (unaudited). This mortgage loan matures March 12, 2010. If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. The estimated fair market value of the encumbered assets at December 31, 2009 is $6,910 (unaudited). The Company has recorded no liability in relation to this guarantee as of December 31, 2009, as the fair value of the guarantee is not material. To date, the joint venture has not defaulted on its mortgage debt. The Company believes the risk of incurring a loss as a result of having to perform on the guarantee is remote.

        The Company has been involved in routine litigation arising in the ordinary course of business. As of December 31, 2009, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against its properties.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(Dollars in thousands, except share data)

24. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$69,254	$69,068	$71,304	$70,850
Cost of operations	47,331	66,694	48,087	46,477

Revenues less cost of operations	$21,923	$2,374	$23,217	$24,373

Net income (loss)	$30,762	$(6,681)	$7,574	$7,438

Net income (loss) attributable to common stockholders	$27,619	$(7,541)	$5,967	$5,932

Net income (loss)—basic	$0.32	$(0.09)	$0.07	$0.07
Net income (loss)—diluted	$0.32	$(0.09)	$0.07	$0.07
Basic	85,940,389	86,397,618	86,437,877	86,588,048
Diluted	91,222,295	91,607,503	91,548,984	91,364,431

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(As revised—Note 2)	(As revised—Note 2)	(As revised—Note 2)	(As revised—Note 2)
Revenues	$65,707	$67,336	$69,848	$70,360
Cost of operations	43,727	45,541	45,503	46,018

Revenues less cost of operations	$21,980	$21,795	$24,345	$24,342

Net income	$6,042	$8,342	$11,887	$17,078

Net income attributable to common stockholders	$4,335	$6,497	$9,916	$15,033

Net income—basic	$0.07	$0.09	$0.13	$0.17
Net income—diluted	$0.07	$0.09	$0.13	$0.17
Basic	66,165,159	73,900,524	82,184,631	85,581,370
Diluted	71,699,461	79,572,767	87,710,663	90,837,769

25. SUBSEQUENT EVENTS

        On January 21, 2010 the Company closed a joint venture transaction with an affiliate of Harrison Street Real Estate Capital, LLC ("HSRE"). HSRE contributed approximately $15.8 million in cash to the joint venture in return for a 50.0% ownership interest. The Company contributed 19 wholly owned properties and received approximately $15.8 million in cash and a 50.0% ownership interest in the joint venture. The joint venture assumed approximately $101.0 million of existing debt which is secured by the properties. The properties are located in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia. The Company will continue to operate the properties and will receive a 6.0% management fee. The Company's 50% joint venture interest will be accounted for using the equity method of accounting.

        The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on February 26, 2010.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Fort Myers	FL	$4,400	$1,985	$4,983	$—	$308	$—		$—		$1,985	$5,291	7,276	681	Jul-05
Marina Del Rey	CA	18,400	4,248	23,549	—	453	—		—		4,248	24,002	28,250	2,770	Jul-05
Sandy	UT	4,000	1,349	4,372	—	179	—		—		1,349	4,551	5,900	557	Jul-05
Watsonville	CA	3,400	1,699	3,056	—	140	—		—		1,699	3,196	4,895	399	Jul-05
Naples	FL	5,400	2,570	5,102	—	258	—		—		2,570	5,360	7,930	668	Jul-05
Annapolis	MD	3,773	1,375	8,896	—	199	—		—		1,375	9,095	10,470	583	Aug-07
Hemet	CA	5,300	1,146	6,369	—	193	—		—		1,146	6,562	7,708	778	Jul-05
Memphis	TN	2,100	976	1,725	—	188	—		—		976	1,913	2,889	295	Jul-05
Tamiami	FL	6,100	2,979	5,351	—	248	—		—		2,979	5,599	8,578	708	Jul-05
Chatsworth	CA	11,200	3,594	11,166	—	498	—		—		3,594	11,664	15,258	1,404	Jul-05
West Valley City	UT	2,000	461	1,722	—	94	—		—		461	1,816	2,277	232	Jul-05
Memphis	TN	3,100	814	2,766	—	106	—		—		814	2,872	3,686	379	Jul-05
Aloha	OR	6,200	1,221	6,262	—	132	—		—		1,221	6,394	7,615	778	Jul-05
Grandville	MI	1,700	726	1,298	—	251	—		—		726	1,549	2,275	226	Jul-05
Sacramento	CA	4,200	852	4,720	—	282	—		—		852	5,002	5,854	640	Jul-05
Hackensack	NJ	9,500	2,283	11,234	—	527	—		—		2,283	11,761	14,044	1,462	Jul-05
Phoenix	AZ	7,400	1,441	7,982	—	444	—		—		1,441	8,426	9,867	1,029	Jul-05
Louisville	KY	3,000	586	3,244	—	180	—		—		586	3,424	4,010	443	Jul-05
Long Beach	CA	6,200	1,403	7,595	—	338	—		—		1,403	7,933	9,336	973	Jul-05
Kent	OH	1,500	220	1,206	—	134	—		—		220	1,340	1,560	204	Jul-05
Rockville	MD	12,680	4,596	11,328	—	185	—		—		4,596	11,513	16,109	988	Sep-06
New Paltz	NY	5,000	2,059	3,715	—	281	—		—		2,059	3,996	6,055	523	Jul-05
Stone Mountain	GA	1,944	925	3,505	—	160	—		—		925	3,665	4,590	439	Jul-05
Columbus	OH	2,900	483	2,654	—	410	—		—		483	3,064	3,547	462	Jul-05
Houston	TX	3,400	749	4,122	—	174	—		—		749	4,296	5,045	559	Jul-05
Austin	TX	2,400	1,105	2,313	—	150	—		—		1,105	2,463	3,568	371	Jul-05
Plano	TX	3,300	1,613	2,871	—	129	—		—		1,613	3,000	4,613	470	Jul-05
Dallas	TX	4,400	1,010	5,547	—	211	—		—		1,010	5,758	6,768	707	Jul-05
North Highlands	CA	2,200	696	2,806	—	467	—		—		696	3,273	3,969	470	Jul-05
Cordova	TN	2,700	852	2,720	—	139	—		—		852	2,859	3,711	377	Jul-05
Mount Vernon	NY	5,100	1,585	6,025	—	883	—		—		1,585	6,908	8,493	822	Jul-05
Cordova	TN	6,900	1,351	7,476	—	154	—		—		1,351	7,630	8,981	930	Jul-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Towson	MD	$4,100	$861	$4,742	$—	$114	$—		$—		$861	$4,856	5,717	590	Jul-05
Dallas	TX	11,700	1,980	12,501	—	177	—		—		1,980	12,678	14,658	1,199	May-06
West Palm Beach	FL	2,600	1,449	2,586	—	265	—		—		1,449	2,851	4,300	412	Jul-05
Plainville	MA	5,400	2,223	4,430	—	301	—		—		2,223	4,731	6,954	689	Jul-05
South Houston	TX	2,566	478	4,069	—	313	—		—		478	4,382	4,860	448	Apr-06
Whitehall	OH	1,500	374	2,059	—	105	—		—		374	2,164	2,538	281	Jul-05
Columbus	OH	3,800	601	3,336	—	109	—		—		601	3,445	4,046	426	Jul-05
New York	NY	16,400	3,060	16,978	—	490	—		—		3,060	17,468	20,528	2,092	Jul-05
Philadelphia	PA	9,000	1,470	8,162	—	894	—		—		1,470	9,056	10,526	1,170	Jul-05
Tampa	FL	4,386	1,425	4,766	—	241	—		—		1,425	5,007	6,432	398	Mar-07
Albuquerque	NM	4,157	1,298	4,628	—	552	—		—		1,298	5,180	6,478	343	Aug-07
Bethesda	MD	12,800	—	18,331	—	232	—		—		—	18,563	18,563	2,271	Jul-05
Mount Clemens	MI	2,100	798	1,796	—	217	—		—		798	2,013	2,811	265	Jul-05
Dallas	TX	2,080	337	2,216	—	320	—		—		337	2,536	2,873	289	Apr-06
Nashville	TN	2,960	390	2,598	—	480	—		—		390	3,078	3,468	317	Apr-06
Houston	TX	4,699	2,596	8,735	—	200	—		—		2,596	8,935	11,531	861	Apr-06
Wichita	KS	2,154	366	1,897	—	269	—		—		366	2,166	2,532	246	Apr-06
Seattle	WA	7,400	2,727	7,241	—	163	—		—		2,727	7,404	10,131	890	Jul-05
Oceanside	CA	9,700	3,241	11,361	—	509	—		—		3,241	11,870	15,111	1,450	Jul-05
Louisville	KY	2,697	1,217	4,611	—	122	—		—		1,217	4,733	5,950	576	Jul-05
Indianapolis	IN	2,971	588	3,457	—	153	—		—		588	3,610	4,198	247	Aug-07
Hoover	AL	2,514	1,313	2,858	—	483	—		—		1,313	3,341	4,654	344	Aug-07
Toms River	NJ	8,300	1,790	9,935	—	238	—		—		1,790	10,173	11,963	1,271	Jul-05
St. Louis	MO	3,908	1,444	4,162	—	207	—		—		1,444	4,369	5,813	310	Aug-07
Phoenix	AZ	—	669	4,135	—	110	—		—		669	4,245	4,914	330	Jan-07
St. Louis	MO	2,780	676	3,551	—	200	—		—		676	3,751	4,427	270	Aug-07
Florissant	MO	3,485	1,241	4,648	—	239	—		—		1,241	4,887	6,128	355	Aug-07
Colorado Springs	CO	3,199	781	3,400	—	129	—		—		781	3,529	4,310	234	Aug-07
Louisville	KY	3,753	892	2,677	—	123	—		—		892	2,800	3,692	303	Dec-05
Everett	MA	3,750	692	2,129	—	536	—		—		692	2,665	3,357	349	Jul-05
Falls Church	VA	6,200	1,259	6,975	—	289	—		—		1,259	7,264	8,523	870	Jul-05
Denver	CO	2,250	368	1,574	—	104	—		—		368	1,678	2,046	222	Jul-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Venice	FL	$7,096	$1,969	$5,903	$—	$186	$—		$—		$1,969	$6,089	8,058	645	Jan-06
Alpharetta	GA	2,805	1,893	3,161	—	113	—		—		1,893	3,274	5,167	304	Aug-06
Dacula	GA	3,879	1,993	3,001	—	77	—		—		1,993	3,078	5,071	318	Jan-06
Cordova	TN	1,819	894	2,680	—	90	—		—		894	2,770	3,664	216	Jan-07
Burke	VA	5,100	2,067	4,261	—	140	—		—		2,067	4,401	6,468	554	Jul-05
Chicago	IL	3,200	449	2,471	—	380	—		—		449	2,851	3,300	393	Jul-05
Chicago	IL	2,900	472	2,582	—	502	—		—		472	3,084	3,556	419	Jul-05
Chicago	IL	4,400	621	3,428	—	606	—		—		621	4,034	4,655	551	Jul-05
Nashua	NH	—	—	755	—	73	—		—		—	828	828	119	Jul-05
Linden	NJ	6,700	1,517	8,384	—	126	—		—		1,517	8,510	10,027	1,000	Jul-05
Johnston	RI	7,100	2,658	4,799	—	249	—		—		2,658	5,048	7,706	643	Jul-05
Colorado Springs	CO	3,528	1,525	4,310	—	118	—		—		1,525	4,428	5,953	128	Nov-08
Sugar Hill	GA	—	1,368	2,540	—	91	—		—		1,368	2,631	3,999	184	Jun-07
Stoneham	MA	5,400	944	5,241	—	106	—		—		944	5,347	6,291	638	Jul-05
Deland	FL	—	1,318	3,971	—	95	—		—		1,318	4,066	5,384	425	Jan-06
Duluth	GA	3,433	1,454	4,151	—	67	—		—		1,454	4,218	5,672	285	Jun-07
Sugar Hill	GA	—	1,371	2,547	—	101	—		—		1,371	2,648	4,019	186	Jun-07
Hollywood	FL	7,260	3,214	8,689	—	168	—		—		3,214	8,857	12,071	492	Nov-07
Stafford	VA	0	2,076	5,175	—	30	—		—		2,076	5,205	7,281	128	Jan-09
North Bergen	NJ	11,000	2,299	12,728	—	220	—		—		2,299	12,948	15,247	1,508	Jul-05
Parlin	NJ	6,700	2,517	4,516	—	315	—		—		2,517	4,831	7,348	692	Jul-05
Las Vegas	NV	3,900	748	4,131	—	426	—		—		748	4,557	5,305	645	Jul-05
Pasadena	MD	2,979	1,869	3,056	—	423	—		—		1,869	3,479	5,348	119	Sep-08
Arnold	MD	9,500	2,558	9,446	—	195	—		—		2,558	9,641	12,199	1,141	Jul-05
Columbia	MD	8,400	1,736	9,632	—	159	—		—		1,736	9,791	11,527	1,150	Jul-05
West Palm Beach	FL	4,000	1,752	4,909	—	263	—		—		1,752	5,172	6,924	672	Jul-05
Ft. Washington	MD	11,280	4,920	9,174	—	97	—		—		4,920	9,271	14,191	718	Jan-07
Grandview	MO	1,100	612	1,770	—	224	—		—		612	1,994	2,606	292	Jul-05
Foxboro	MA	3,540	759	4,158	—	395	—		—		759	4,553	5,312	1,383	May-04
Hudson	MA	2,694	806	3,122	—	234	—		—		806	3,356	4,162	936	May-04
Worcester	MA	1,716	896	4,377	—	2,290	—		—		896	6,667	7,563	1,338	May-04

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Claremont	CA	$2,583	$1,472	$2,012	$—	$180	$—		$—		$1,472	$2,192	3,664	321	Jun-04
Kearns	UT	2,464	642	2,607	—	201	—		—		642	2,808	3,450	440	Jun-04
San Bernardino	CA	3,373	1,213	3,061	—	69	—		—		1,213	3,130	4,343	475	Jun-04
Torrance	CA	6,787	3,710	6,271	—	396	400	(d)	—		4,110	6,667	10,777	984	Jun-04
Auburn	MA	3,540	918	3,728	—	159	—		—		918	3,887	4,805	961	May-04
North Oxford	MA	—	482	1,762	—	175	46	(a)	168	(a)	528	2,105	2,633	582	Oct-99
Livermore	CA	4,851	1,134	4,615	—	104	—		—		1,134	4,719	5,853	685	Jun-04
Norwood	MA	—	2,160	2,336	—	1,375	61	(a)	95	(a)	2,221	3,806	6,027	790	Aug-99
Pico Rivera	CA	4,415	1,150	3,450	—	84	—		—		1,150	3,534	4,684	745	Aug-00
Northborough	MA	2,511	280	2,715	—	449	—		—		280	3,164	3,444	810	Feb-01
Raynham	MA	3,502	588	2,270	—	232	82	(a)	323	(a)	670	2,825	3,495	638	May-00
Brockton	MA	2,347	647	2,762	—	91	—		—		647	2,853	3,500	621	May-04
Ashland	MA	—	474	3,324	—	181	—		27	(c)	474	3,532	4,006	757	Jun-03
Richmond	CA	4,623	953	4,635	—	456	—		—		953	5,091	6,044	738	Jun-04
Hawthorne	CA	3,765	1,532	3,871	—	126	—		—		1,532	3,997	5,529	604	Jun-04
Glendale	CA	4,378	—	6,084	—	144	—		—		—	6,228	6,228	916	Jun-04
Parlin	NJ	4,079	—	5,273	—	247	—		—		—	5,520	5,520	1,449	May-04
Marshfield	MA	4,776	1,039	4,155	—	157	—		—		1,039	4,312	5,351	650	Mar-04
Doylestown	PA	3,679	220	3,442	—	232	301	(a)(d)	384	(a)	521	4,058	4,579	791	Nov-99
Glen Rock	NJ	3,925	1,109	2,401	—	102	113	(a)	249	(a)(c)	1,222	2,752	3,974	553	Mar-01
Hoboken	NJ	8,206	2,687	6,092	—	146	—		3	(c)	2,687	6,241	8,928	1,249	Jul-02
Lyndhurst	NJ	6,681	2,679	4,644	—	181	250	(a)	446	(a)(c)	2,929	5,271	8,200	1,043	Mar-01
Pittsburgh	PA	2,848	889	4,117	—	346	—		—		889	4,463	5,352	1,064	May-04
Kennedy Township	PA	2,447	736	3,173	—	145	—		—		736	3,318	4,054	843	May-04
Stoughton	MA	2,963	1,754	2,769	—	187	—		—		1,754	2,956	4,710	733	May-04
Plainview	NY	5,245	4,287	3,710	—	447	—		—		4,287	4,157	8,444	1,061	Dec-00
Oakland	CA	3,029	—	3,777	—	385	—		494	(a)	—	4,656	4,656	1,171	Apr-00
Metuchen	NJ	—	1,153	4,462	—	156	—		—		1,153	4,618	5,771	969	Dec-01
Nanuet	NY	3,792	2,072	4,644	666	838	—		24	(c)	2,738	5,506	8,244	1,080	Feb-02
Dedham	MA	2,618	2,127	3,041	—	411	—		28	(c)	2,127	3,480	5,607	825	Mar-02

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Los Angeles	CA	$5,385	$1,431	$2,976	$—	$98	$180	(a)	$374	(a)	$1,611	$3,448	5,059	867	Mar-00
Las Vegas	NV	—	251	717	—	268	27	(a)	87	(a)	278	1,072	1,350	337	Feb-00
North Miami	FL	5,675	1,256	6,535	—	342	—		—		1,256	6,877	8,133	1,015	Jun-04
St. Louis	MO	—	631	2,159	—	248	59	(a)	205	(a)	690	2,612	3,302	675	Jun-00
St. Louis	MO	—	156	1,313	—	351	17	(a)	151	(a)	173	1,815	1,988	459	Jun-00
Pittsburgh	PA	—	991	1,990	—	387	91	(a)	199	(a)	1,082	2,576	3,658	600	Aug-00
North Lauderdale	FL	3,759	428	3,516	—	485	31	(a)	260	(a)	459	4,261	4,720	1,100	Aug-00
West Palm Beach	FL	1,675	1,164	2,511	—	247	82	(a)	180	(a)	1,246	2,938	4,184	742	Aug-00
Miami	FL	3,528	1,325	4,395	—	278	114	(a)	388	(a)	1,439	5,061	6,500	1,276	Aug-00
Miami	FL	9,488	5,315	4,305	—	173	544	(a)	447	(a)	5,859	4,925	10,784	1,206	Aug-00
Margate	FL	3,364	430	3,139	—	265	39	(a)	287	(a)	469	3,691	4,160	908	Aug-00
West Palm Beach	FL	1,929	1,312	2,511	—	312	104	(a)	204	(a)	1,416	3,027	4,443	800	Aug-00
Inglewood	CA	5,179	1,379	3,343	—	334	150	(a)	377	(a)	1,529	4,054	5,583	1,049	Aug-00
Burbank	CA	9,000	3,199	5,082	—	461	419	(a)	672	(a)	3,618	6,215	9,833	1,467	Aug-00
Arvada	CO	—	286	1,521	—	417	—		—		286	1,938	2,224	564	Sep-00
Denver	CO	—	602	2,052	—	441	143	(a)	512	(a)	745	3,005	3,750	729	Sep-00
Thornton	CO	—	212	2,044	—	447	36	(a)	389	(a)	248	2,880	3,128	779	Sep-00
Westminster	CO	—	291	1,586	—	811	8	(a)	48	(a)	299	2,445	2,744	650	Sep-00
Groton	CT	2,527	1,277	3,992	—	322	—		46	(c)	1,277	4,360	5,637	756	Jan-04
Whittier	CA	2,449	—	2,985	—	44	—		20	(c)	—	3,049	3,049	609	Jun-02
Kingston	MA	—	555	2,491	—	71	—		32	(c)	555	2,594	3,149	581	Oct-02
Mount Vernon	NY	3,512	1,926	7,622	—	498	—		33	(c)	1,926	8,153	10,079	1,502	Nov-02
North Bergen	MA	6,789	2,100	6,606	—	141	—		74	(c)	2,100	6,821	8,921	1,259	Jul-03
Saugus	MA	4,026	1,725	5,514	—	292	—		104	(c)	1,725	5,910	7,635	1,175	Jun-03
Stockton	CA	3,119	649	3,272	—	77	—		—		649	3,349	3,998	676	May-02
Wethersfield	CT	2,851	709	4,205	—	113	—		16	(c)	709	4,334	5,043	844	Aug-02
Jamaica Plain	MA	2,939	3,285	11,275	—	34	—		—		3,285	11,309	14,594	588	Dec-07
Milton	MA	—	2,838	3,979	—	3,370	—		20	(c)	2,838	7,369	10,207	1,058	Nov-02
South Holland	IL	2,833	839	2,879	—	97	26	(a)	108	(a)(c)	865	3,084	3,949	614	Oct-02
Somerville	MA	7,200	1,728	6,570	—	434	3	(a)	13	(a)	1,731	7,017	8,748	1,447	Jun-01

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Crest Hill	IL	$—	$847	$2,946	$—	$57	$121	(a)	$472	(a)(c)	$968	$3,475	4,443	617	Jul-03
Palmdale	CA	—	1,225	5,379	—	2,130	—		—		1,225	7,509	8,734	875	Jan-05
Tracy	CA	2,913	778	2,638	—	88	133	(a)	481	(a)(c)	911	3,207	4,118	564	Jul-03
Edison	NJ	5,830	2,519	8,547	—	321	—		—		2,519	8,868	11,387	1,916	Dec-01
Egg Harbor Twp.	NJ	7,722	1,724	5,001	—	449	—		—		1,724	5,450	7,174	1,211	Dec-01
Hazlet	NJ	10,425	1,362	10,262	—	373	—		—		1,362	10,635	11,997	2,240	Dec-01
Howell	NJ	3,388	2,440	3,407	—	265	—		—		2,440	3,672	6,112	820	Dec-01
Old Bridge	NJ	5,257	2,758	6,450	—	498	—		—		2,758	6,948	9,706	1,525	Dec-01
Iselin	NJ	3,928	505	4,524	—	320	—		—		505	4,844	5,349	1,100	Dec-01
Fontana	CA	3,075	1,246	3,356	—	132	54	(a)	179	(a)(c)	1,300	3,667	4,967	615	Oct-03
North Hollywood	CA	—	3,125	9,257	—	66	—		—		3,125	9,323	12,448	867	May-06
Fontana	CA	3,310	961	3,846	—	97	39	(a)	186	(a)(c)	1,000	4,129	5,129	811	Sep-02
Los Angeles	CA	—	3,991	9,774	—	16	—		—		3,991	9,790	13,781	503	Dec-07
Elk Grove	CA	5,260	952	6,936	—	7	—		—		952	6,943	7,895	533	Dec-07
Gurnee	IL	—	1,374	8,296	—	38	—		—		1,374	8,334	9,708	475	Oct-07
Tracy	CA	—	946	1,937	—	92	—		10	(c)	946	2,039	2,985	394	Apr-04
Middletown	CT	2,140	932	2,810	—	61	—		—		932	2,871	3,803	150	Dec-07
San Bernardino	CA	—	750	5,135	—	24	—		—		750	5,159	5,909	415	Jun-06
Lanham	MD	—	3,346	10,079	—	728	(728)	(b)	12	(c)	2,618	10,819	13,437	1,731	Feb-04
Lawrenceville	NJ	11,967	3,402	10,230	—	289	—		8	(c)	3,402	10,527	13,929	1,652	Feb-04
Morrisville	NJ	—	2,487	7,494	—	1,047	—		11	(c)	2,487	8,552	11,039	1,342	Feb-04
Philadelphia	PA	—	1,965	5,925	—	874	—		7	(c)	1,965	6,806	8,771	1,074	Feb-04
Quincy	MA	—	1,359	4,078	—	185	—		18	(c)	1,359	4,281	5,640	741	Feb-04
Dedham	MA	—	2,443	7,328	—	520	—		16	(c)	2,443	7,864	10,307	1,301	Feb-04
Waltham	MA	—	3,770	11,310	—	544	—		17	(c)	3,770	11,871	15,641	1,841	Feb-04
Woburn	MA	—	—	—	—	172	—		17	(c)	—	189	189	71	Feb-04
East Somerville	MA	—	—	—	—	105	—		14	(c)	—	119	119	52	Feb-04
Peoria	AZ	2,363	652	4,105	—	22	—		—		652	4,127	4,779	372	Apr-06
Bronx	NY	9,817	3,995	11,870	—	450	—		28	(c)	3,995	12,348	16,343	1,825	Aug-04
Worcester	MA	3,531	1,350	4,433	—	55	—		—		1,350	4,488	5,838	364	Dec-06
Belmont	CA	—	3,500	7,280	—	16	—		—		3,500	7,296	10,796	444	May-07

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Chicago	IL	$—	$1,925	$—	$—	$—	$—		$—		$1,925	$—	1,925	—
Chicago	IL	—	2,020	6,997	—	12	—		—		2,020	7,009	9,029	619	Jul-09
Antelope	CA	6,020	1,525	8,345	—	(23)	(340)	(b)	—		1,185	8,322	9,507	276	Jul-08
Baltimore	MD	3,120	800	5,955	—	33	—		—		800	5,988	6,788	185	Nov-08
Los Angeles	CA	—	2,200	8,108	—	28	—		—		2,200	8,136	10,336	269	Sep-08
North Aurora	IL	4,915	600	5,833	—	50	—		—		600	5,883	6,483	233	May-08
Los Angeles	CA	—	3,075	—	—	—	(3,075)	(b)	—		—	—	—	—
Sacramento	CA	5,000	2,410	8,244	—	3	—		—		2,410	8,247	10,657	604	Jan-09
Thousand Oaks	CA	—	4,500	—	—	—	(1,000)	(e)	—		3,500	—	3,500	—
Pacoima	CA	5,760	3,050	7,597	—	4	—		—		3,050	7,601	10,651	56	Aug-09
Compton	CA	6,571	1,426	7,307	—	285	—		—		1,426	7,592	9,018	247	Sep-08
Carson	CA	—	—	—	—	—	—		—		—	—	—	—
San Leandro	CA	5,900	3,343	6,630	—	2	—		—		3,343	6,632	9,975	7	Jul-09
Ewing	NJ	—	1,552	4,720	—	106	11	(c)	(362)	(e)	1,563	4,464	6,027	356	Mar-07
Naperville	IL	—	2,800	7,355	—	61	(850)	(e)	—		1,950	7,416	9,366	201	Dec-08
Santa Clara	CA	109	4,750	8,218	—	7	—		—		4,750	8,225	12,975	60	Jul-09
Edgewood	MD	—	1,000	—	—	—	(575)	(e)	—		425	—	425	—
Tinley Park	IL	—	1,823	4,794	—	75	(275)	(e)	—		1,548	4,869	6,417	160	Aug-08
Hialeah	FL	5,053	2,800	7,588	—	31	—		—		2,800	7,619	10,419	254	Aug-08
Oakland	CA	—	3,024	—	—	—	—		—		3,024	—	3,024	—
Sacramento	CA	5,188	1,738	5,522	—	2			(65)	(c)	1,738	5,459	7,197	252	Dec-07
Simi Valley	CA	—	5,535	—	—	—	(1,285)	(e)	—		4,250	—	4,250	—
Lancaster	CA	—	1,425	5,855	—	4	—		—		1,425	5,859	7,284	6	Oct-09
Pasadena	MD	—	3,500	—	—	—	—		—		3,500	—	3,500	—
Laurel Heights	MD	4,920	3,000	5,930	—	16	—		—		3,000	5,946	8,946	318	Dec-07
King City	OR	—	2,520	6,845	—	5	—		—		2,520	6,850	9,370	7	Sep-09
Los Gatos	CA	—	2,550	—	—	—	—		—		2,550	—	2,550	—
Arlington	TX	1,658	534	2,525	—	197	—		34	(c)	534	2,756	3,290	448	Aug-04
Austin	TX	5,179	870	4,455	—	137	—		35	(c)	870	4,627	5,497	696	Aug-04
Charleston	SC	—	1,279	4,171	—	54	—		30	(c)	1,279	4,255	5,534	623	Aug-04
Atlanta	GA	—	3,737	8,333	—	238	—		35	(c)	3,737	8,606	12,343	1,220	Aug-04

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Columbia	SC	$—	$838	$3,312	$—	$90	$—		$38	(c)	$838	$3,440	4,278	525	Aug-04
San Antonio	TX	—	1,269	1,816	—	270	—		30	(c)	1,269	2,116	3,385	324	Aug-04
Dallas	TX	7,845	4,432	6,181	—	176	—		36	(c)	4,432	6,393	10,825	958	Aug-04
Fort Myers	FL	—	1,691	4,711	—	132	—		29	(c)	1,691	4,872	6,563	724	Aug-04
Fort Worth	TX	—	631	5,794	—	109	—		31	(c)	631	5,934	6,565	865	Aug-04
Ft Lauderdale	FL	2,869	1,587	4,205	—	211	—		32	(c)	1,587	4,448	6,035	654	Aug-04
Goose Creek	SC	—	1,683	4,372	—	888	—		30	(c)	1,683	5,290	6,973	666	Aug-04
Grand Prairie	TX	2,395	551	2,330	—	73	—		31	(c)	551	2,434	2,985	373	Aug-04
Alpharetta	GL	—	1,973	1,587	—	117	—		20	(c)	1,973	1,724	3,697	264	Aug-04
Madeira Beach	FL	—	1,686	5,163	—	92	—		29	(c)	1,686	5,284	6,970	762	Aug-04
Metairie	LA	—	2,056	4,216	—	96	—		18	(c)	2,056	4,330	6,386	623	Aug-04
New Orleans	LA	—	4,058	4,325	—	449	—		24	(c)	4,058	4,798	8,856	705	Aug-04
Orlando	FL	3,245	1,216	5,008	—	151	—		39	(c)	1,216	5,198	6,414	765	Aug-04
Port Charlotte	FL	—	1,389	4,632	—	79	—		20	(c)	1,389	4,731	6,120	684	Aug-04
Riverview	FL	—	654	2,953	—	94	—		29	(c)	654	3,076	3,730	463	Aug-04
Atlanta	GA	—	1,665	2,028	—	97	—		21	(c)	1,665	2,146	3,811	323	Aug-04
Snellville	GA	—	2,691	4,026	—	126	—		23	(c)	2,691	4,175	6,866	612	Aug-04
Stone Mountain	GA	—	1,817	4,382	—	117	—		24	(c)	1,817	4,523	6,340	662	Aug-04
Summerville	SC	—	450	4,454	—	79	—		26	(c)	450	4,559	5,009	672	Aug-04
Valrico	FL	3,195	1,197	4,411	—	90	—		34	(c)	1,197	4,535	5,732	662	Aug-04
Richmond	VA	—	2,305	5,467	—	76	—		8	(c)	2,305	5,551	7,856	781	Aug-04
San Antonio	TX	—	253	1,496	—	80	—		32	(c)	253	1,608	1,861	254	Aug-04
Lumberton	NJ	4,925	831	4,060	—	95	—		22	(c)	831	4,177	5,008	625	Dec-04
Avenel	NJ	8,080	1,518	8,037	—	135	—		24	(c)	1,518	8,196	9,714	1,082	Jan-05
Bayville	NJ	5,300	1,193	5,312	—	170	—		41	(c)	1,193	5,523	6,716	784	Dec-04
Union	NJ	—	1,754	6,237	—	135	—		78	(c)	1,754	6,450	8,204	935	Dec-04
Bensalem	PA	3,244	1,131	4,525	—	144	—		66	(c)	1,131	4,735	5,866	693	Dec-04
Orlando	FL	8,200	2,233	9,223	—	210	—		21	(c)	2,233	9,454	11,687	1,203	Mar-05
Orlando	FL	6,400	1,474	6,101	—	95	—		21	(c)	1,474	6,217	7,691	799	Mar-05
Ocoee	FL	3,750	872	3,642	—	95	—		17	(c)	872	3,754	4,626	510	Mar-05
Orlando	FL	4,600	1,166	4,816	—	1,106	—		15	(c)	1,166	5,937	7,103	709	Mar-05

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Greenacres	FL	$—	$1,463	$3,244	$—	$41	$—		$14	(c)	$1,463	$3,299	4,762	432	Mar-05
Atlanta	GA	9,600	3,319	8,325	—	186	—		33	(c)	3,319	8,544	11,863	1,135	Feb-05
Lakewood	WA	4,600	1,917	5,256	—	137	—		—		1,917	5,393	7,310	544	Feb-06
Lakewood	WA	4,597	1,389	4,780	—	155	—		—		1,389	4,935	6,324	513	Feb-06
Tacoma	WA	3,491	1,031	3,103	—	104	—		—		1,031	3,207	4,238	339	Feb-06
Bensalem	PA	—	750	3,015	—	109	—		—		750	3,124	3,874	326	Mar-06
Phoenix	AZ	3,440	552	3,530	—	124	—		—		552	3,654	4,206	361	Jun-06
Rowlett	TX	2,129	1,002	2,601	—	140	—		—		1,002	2,741	3,743	253	Aug-06
Lancaster	CA	5,840	1,347	5,827	—	184	—		—		1,347	6,011	7,358	583	Jul-06
Parker	CO	2,772	800	4,549	—	413	—		—		800	4,962	5,762	448	Sep-06
Neptune	NJ	5,866	4,204	8,906	—	139	—		—		4,204	9,045	13,249	736	Nov-06
Allen	TX	4,487	901	5,553	—	117	—		—		901	5,670	6,571	462	Nov-06
Plano	TX	4,795	1,010	6,203	—	145	—		—		1,010	6,348	7,358	513	Nov-06
Plano	TX	—	614	3,775	—	149	—		—		614	3,924	4,538	332	Nov-06
Tampa	FL	3,585	883	3,533	—	111	—		—		883	3,644	4,527	302	Nov-06
San Francisco	CA	13,526	8,457	9,928	—	1,099	—		—		8,457	11,027	19,484	854	Jun-07
Alameda	CA	—	2,919	12,984	—	1,356	—		—		2,919	14,340	17,259	1,053	Jun-07
Berkeley	CA	16,217	1,716	19,602	—	1,154	—		—		1,716	20,756	22,472	1,342	Jun-07
Castro Valley	CA	—	—	6,346	—	208	—		—		—	6,554	6,554	424	Jun-07
Colma	CA	16,523	3,947	22,002	—	1,651	—		—		3,947	23,653	27,600	1,603	Jun-07
Hayward	CA	—	3,149	8,006	—	1,742	—		—		3,149	9,748	12,897	688	Jun-07
Kahului	HI	—	3,984	15,044	—	469	—		—		3,984	15,513	19,497	1,042	Jun-07
Kapolei	HI	15,381	—	24,701	—	320	—		—		—	25,021	25,021	1,639	Jun-07
San Leandro	CA	10,159	4,601	9,777	—	1,711	—		—		4,601	11,488	16,089	797	Aug-07
El Sobrante	CA	—	1,209	4,018	—	818	—		—		1,209	4,836	6,045	377	Jun-07
Vallejo	CA	2,118	1,177	2,157	—	780	—		—		1,177	2,937	4,114	215	Jun-07
Alexandria	VA	6,448	1,620	13,103	—	408	—		—		1,620	13,511	15,131	980	Jun-07
Annapolis	MD	7,049	5,248	7,247	—	103	—		—		5,248	7,350	12,598	529	Apr-07
Pleasanton	CA	3,043	1,208	4,283	—	334	—		—		1,208	4,617	5,825	373	May-07
Modesto	CA	1,544	909	3,043	—	178	—		—		909	3,221	4,130	236	Jun-07
Santa Fe Springs	CA	7,012	3,617	7,022	—	226	—		—		3,617	7,248	10,865	445	Oct-07

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Miami	FL	$5,609	$1,238	$7,597	$—	$166	$—		$—		$1,238	$7,763	9,001	549	May-07
San Antonio	TX	—	2,471	3,556	—	175	—		(408)	(f)	2,471	3,323	5,794	194	Dec-07
Bohemia	NY	1,678	1,456	1,398	—	315	—		—		1,456	1,713	3,169	100	Dec-07
Coral Springs	FL	4,056	3,638	6,590	—	152	—		—		3,638	6,742	10,380	279	Jun-08
Carmel	IN	—	1,169	4,393	—	149	—		—		1,169	4,542	5,711	150	Oct-08
Fort Wayne	IN	—	1,899	3,292	—	225	—		—		1,899	3,517	5,416	117	Oct-08
Indianapolis	IN	—	426	2,903	—	189	—		—		426	3,092	3,518	104	Oct-08
Indianapolis	IN	—	850	4,545	—	181	—		—		850	4,726	5,576	156	Oct-08
Mishawaka	IN	2,188	630	3,349	—	167	—		—		630	3,516	4,146	117	Oct-08
Centereach	NY	2,188	2,226	1,657	—	71	—		—		2,226	1,728	3,954	56	Oct-08
Brooklyn	NY	14,592	12,993	10,405	—	63	—		—		12,993	10,468	23,461	330	Oct-08
Estero	FL	—	2,198	8,215	—	—	—		—		2,198	8,215	10,413	61	Jul-09
Hialeah	FL	—	1,678	—	—	—	—		—		1,678	—	1,678	—
El Cajon	CA	—	1,100	6,412	—	—	—		—		1,100	6,412	7,512	7	Sep-09
Bellmawr	NJ	6,600	3,600	4,540	—	33	75	(c)	—		3,675	4,573	8,248	93	Sep-08
Hialeah	FL	1,126	1,750	—	—	—	—		—		1,750	—	1,750	—
Kendall	FL	—	2,374	—	—	—	—		—		2,374	—	2,374	—
Sylmar	CA	4,385	3,058	4,671	—	212	—		—		3,058	4,883	7,941	233	May-08
Ft Lauderdale	FL	—	2,750	—	—	—	—		—		2,750	—	2,750	—
Monmouth Junction	NJ	5,115	1,700	5,260	—	—	—		—		1,700	5,260	6,960	—	Dec-09
Miami	FL	3,940	4,798	9,475	—	—	—		—		4,798	9,475	14,273	12	Nov-09
Peoria	AZ	—	1,060	—	—	—	—		—		1,060	—	1,060	—
Plantation	FL	—	3,850	—	—	—	(1,900)	(e)	—		1,950	—	1,950	—
Sacramento	CA	—	2,400	7,425	—	8	—		—		2,400	7,433	9,833	55	Sep-09
Baltimore	MD	—	1,900	—	—	—	—		—		1,900	—	1,900	—
Weymouth	MA	4,467	2,806	3,129	—	107	—		—		2,806	3,236	6,042	848	Sep-00
Lynn	MA	2,388	1,703	3,237	—	187	—		—		1,703	3,424	5,127	808	Jun-01
Sherman Oaks	CA	17,204	4,051	12,152	—	228	—		—		4,051	12,380	16,431	1,703	Aug-04
Venice	CA	6,723	2,803	8,410	—	85	—		—		2,803	8,495	11,298	1,172	Aug-04
Riverside	CA	2,489	1,075	4,042	—	354	—		—		1,075	4,396	5,471	655	Aug-04
Merrimack	NH	3,610	754	3,299	—	135	63	(a)	279	(a)	817	3,713	4,530	704	Apr-99

Extra Space Storage Inc.
Schedule III (Continued)
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2009
															Date acquired or development completed
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
Manteca	CA	$3,777	$848	$2,543	$—	$75	$—		$—		$848	$2,618	3,466	417	Jan-04
Mesa	AZ	1,400	849	2,547	—	65	—		—		849	2,612	3,461	376	Aug-04
Lithonia	GA	—	1,958	3,645	—	—	—		—		1,958	3,645	5,603	12	Nov-09
San Jose	CA	8,280	5,340	6,821	—	4	—		—		5,340	6,825	12,165	7	Sep-09
Miscellaneous other		—	849	2,202	—	2,708	(849)	(d)	—		—	4,910	4,910	2,205
Construction in progress		—	—	—	—	34,427	—		—		—	34,427	34,427	—
Intangible tenant relationships and lease rights		—	—	28,836	—	10,547	—		230		—	39,613	39,613	34,488

		$1,099,593	$540,698	$1,610,370	$666	$129,283	$(7,055)		$9,727		$534,309	$1,749,380	$2,283,689	$233,830

(a)
Adjustments relate to the acquistion of joint venture partners interests

(b)
Adjustment relates to partial disposition of land

(c)
Adjustment relates to asset transfers between land, building and/or equipment

(d)
Adjustment relates to asset transfers between entities

(e)
Adjustment relates to impairment charge

(f)
Adjustment relates to a purchase price adjustment

Extra Space Storage Inc.

Schedule III (Continued)

Real Estate and Accumulated Depreciation

(Dollars in thousands)

        Activity in real estate facilities during the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Operating facilities
Balance at beginning of year	$2,121,257	$1,923,182	$1,475,674
Acquisitions	21,764	110,258	400,902
Improvements	31,652	32,487	17,679
Transfers from construction in progress	78,148	55,824	30,926
Dispositions and other	(3,559)	(494)	(1,999)

Balance at end of year	$2,249,262	$2,121,257	$1,923,182

Accumulated depreciation:
Balance at beginning of year	$182,335	$131,805	$93,619
Depreciation expense	50,530	49,031	38,186
Dispositions and other	965	1,499	—

Balance at end of year	$233,830	$182,335	$131,805

Construction in progress
Balance at beginning of year	$58,734	$49,945	$35,336
Current developent	67,301	64,344	45,764
Transfers to operating facilities	(78,148)	(55,824)	(30,926)
Dispositions and other	(13,460)	269	(229)

Balance at end of year	$34,427	$58,734	$49,945

Net real estate assets	$2,049,859	$1,997,656	$1,841,322

        The aggregate cost of real estate for U.S. federal income tax purposes is $2,038,831

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(i)    Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We have a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee meets quarterly and reports directly to our Chief Executive Officer and Chief Financial Officer.

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(ii)   Internal Control over Financial Reporting

(a)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)   Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited Extra Space Storage Inc. (the "Company")'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extra Space Storage Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the period ended December 31, 2009 of Extra Space Storage Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2010

(c)   Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item is incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers," "Information About the Board of Directors and its Committees," "Corporate Governance", "meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

        We have adopted a Code of Business Conduct and Ethics in compliance with rules of the SEC that applies to all of our personnel, including our board of directors, Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Code of Business Conduct and Ethics is available free of charge on the "Investor Info—Corporate Governance" section of our web site at www.extraspace.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our web site at the address and location specified above.

        The board of directors has adopted Corporate Governance Guidelines and charters for our Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on our website at the address and location specified above. Investors may obtain a free copy of the Code of Business Conduct and Ethics, the Corporate Governance Guidelines and the committee charters by contacting the Investor Relations Department at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, Attn: Clint Halverson or by telephoning (801) 562-5556.

Item 11.    Executive Compensation

        Information with respect to executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions "Executive Compensation—Equity Compensation Plan Information," "Voting—Principal Stockholders" and "Security Ownership of Directors and Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions "Information about the Board of Directors and its Committees" and "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

Item 14.    Principal Accountant Fees and Services

        Information with respect to principal accountant fees and services is incorporated by reference to the information set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

        (1) and (2).  All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—"Financial Statements and Supplementary Data" of this Annual Report on 10-K and reference is made thereto.

        (3)   The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated May 5, 2005 by and among Security Capital Self Storage Incorporated, as seller and Extra Space Storage LLC, PRISA Self Storage LLC, PRISA II Self Storage LLC, PRISA III Self Storage LLC, VRS Self Storage LLC, WCOT Self Storage LLC and Extra Space Storage LP, as purchaser parties and The Prudential Insurance Company of America (incorporated by reference from Exhibit 2.1 of Form 8-K filed on May 11, 2005).
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)
3.2	Articles of Amendment dated September 28, 2007 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 3, 2007).
3.3	Amended and Restated Bylaws of Extra Space Storage Inc.(incorporated by reference from Exhibit 3.1 of Form 8-K filed on May 26, 2009)
3.4	Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 26, 2007).
3.5	Declaration of Trust of ESS Holdings Business Trust I.(1)
3.6	Declaration of Trust of ESS Holdings Business Trust II.(1)
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
4.3	Junior Subordinated Note(2)
4.4	Trust Preferred Security Certificates(2)
4.5
Indenture, dated March 27, 2007 among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, N.A., as trustee, including the form of 3.625% Exchangeable Senior Notes due 2027 and form of guarantee (incorporated by reference from Exhibit 4.1 of Form 8-K filed on March 28, 2007).
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)
10.2	License between Centershift Inc. and Extra Space Storage LP.(1)

Exhibit Number	Description
10.6	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)
10.7	Extra Space Storage Performance Bonus Plan.(1)
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
10.11	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements.(2)
10.12	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements.(2)
10.13	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors.(2)
10.14	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.15	Extra Space Storage Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).
10.16	Purchase Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.17	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
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

Exhibit Number	Description
10.23	Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space.(2)
10.24	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.25	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).
10.26	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.(2)
10.27
First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A units among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe and Barbara Knuppe, dated September 28, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).
10.28	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.29	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.30	Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007.(2)
10.31	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC.(2)
10.32	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP, dated September 18, 2008.(2)
10.33	Revolving Promissory Note between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009(2)
10.34	Revolving Line of Credit between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009(2)
14.0	Code of Business Conduct and Ethics adopted May 23, 2007 (incorporated by reference from the Definitive Proxy Statement on Form 14A filed on April 14, 2008.)
21.1	Subsidiaries of the Company(2)
23.1	Consent of Ernst & Young LLP(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)
Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

(2)
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010	EXTRA SPACE STORAGE INC.
	By:	/s/ SPENCER F. KIRK Spencer F. Kirk
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2010	By:	/s/ SPENCER F. KIRK Spencer F. Kirk
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 26, 2010	By:	/s/ KENT W. CHRISTENSEN Kent W. Christensen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 26, 2010	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs
Senior Vice President Finance and Accounting (Principal Accounting Officer)
Date: February 26, 2010	By:	/s/ JOSEPH D. MARGOLIS Joseph D. Margolis
Director
Date: February 26, 2010	By:	/s/ ROGER B. PORTER Roger B. Porter
Director
Date: February 26, 2010	By:	/s/ K. FRED SKOUSEN K. Fred Skousen
Director