Form 10-Q
period 2010-03-31
Extra Space Storage Inc.
filed 2010-05-07
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2010 was 87,203,665.

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

•                  disruptions in credit and financial markets and resulting difficulties in raising capital at reasonable rates or at all, which could impede our ability to grow;

•                  delays in the development and construction process, which could adversely affect our profitability;

•                  economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•                  difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,842,348	$2,015,432
Real estate under development	33,295	34,427
Net real estate assets	1,875,643	2,049,859

Investments in real estate ventures	146,718	130,449
Cash and cash equivalents	108,740	131,950
Restricted cash	32,962	39,208
Receivables from related parties and affiliated real estate joint ventures	23,004	5,114
Other assets, net	50,395	50,976
Total assets	$2,237,462	$2,407,556

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$936,468	$1,099,593
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Discount on exchangeable senior notes	(3,465)	(3,869)
Lines of credit	100,000	100,000
Accounts payable and accrued expenses	33,898	33,386
Other liabilities	23,001	24,974
Total liabilities	1,297,155	1,461,337

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 87,083,813 and 86,721,841 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	871	867
Paid-in capital	1,138,906	1,138,243
Accumulated other comprehensive deficit	(2,242)	(1,056)
Accumulated deficit	(259,014)	(253,875)
Total Extra Space Storage Inc. stockholders’ equity	878,521	884,179
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,813	29,886
Noncontrolling interests in Operating Partnership	31,113	31,381
Other noncontrolling interests	860	773
Total noncontrolling interests and equity	940,307	946,219
Total liabilities, noncontrolling interests and equity	$2,237,462	$2,407,556

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2010	2009

Revenues:
Property rental	$56,143	$59,409
Management and franchise fees	5,552	5,219
Tenant reinsurance	5,892	4,619
Total revenues	67,587	69,247

Expenses:
Property operations	21,956	22,867
Tenant reinsurance	1,223	1,261
Unrecovered development and acquisition costs	70	82
General and administrative	11,056	10,591
Depreciation and amortization	12,419	12,523
Total expenses	46,724	47,324

Income from operations	20,863	21,923

Interest expense	(17,274)	(15,795)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(404)	(841)
Interest income	325	532
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213
Gain on repurchase of exchangeable senior notes	—	22,483
Income before equity in earnings of real estate ventures and income tax expense	4,723	29,515

Equity in earnings of real estate ventures	1,501	1,895
Income tax expense	(1,045)	(648)
Net income	5,179	30,762
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,479)	(1,806)
Net income allocated to Operating Partnership and other noncontrolling interests	(132)	(1,337)
Net income attributable to common stockholders	$3,568	$27,619

Net income per common share
Basic	$0.04	$0.32
Diluted	$0.04	$0.32

Weighted average number of shares
Basic	86,873,472	85,940,389
Diluted	91,666,076	91,222,295

Cash dividends paid per common share	$0.10	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating	Operating				Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2009	$29,886	$31,381	$773	86,721,841	$867	$1,138,243	$(1,056)	$(253,875)	$946,219

Issuance of common stock upon the exercise of options	—	—	—	63,250	1	487	—	—	488
Restricted stock grants issued	—	—	—	302,760	3	—	—	—	3
Restricted stock grants cancelled	—	—	—	(4,038)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	919	—	—	919
Deconsolidation of noncontrolling interests	—	—	104	—	—	—	—	—	104
Comprehensive income:
Net income (loss)	1,479	149	(17)	—	—	—	—	3,568	5,179
Change in fair value of interest rate swap	(15)	(54)	—	—	—	—	(1,186)	—	(1,255)
Total comprehensive income									3,924
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	142	—	—	142
Tax effect from contribution of property to Taxable REIT Subsidiary	—	—	—	—	—	(885)	—	—	(885)
Distributions to Operating Partnership units held by noncontrolling interests	(1,537)	(363)	—	—	—	—	—	—	(1,900)
Dividends paid on common stock at $0.10 per share	—	—	—	—	—	—	—	(8,707)	(8,707)
Balances at March 31, 2010	$29,813	$31,113	$860	87,083,813	$871	$1,138,906	$(2,242)	$(259,014)	$940,307

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$5,179	$30,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,419	12,523
Amortization of deferred financing costs	1,250	883

Non-cash interest expense related to amortization of discount on exchangeable senior notes	404	841
Gain on repurchase of exchangeable senior notes	—	(22,483)
Compensation expense related to stock-based awards	919	899
Distributions from real estate ventures in excess of earnings	1,351	1,540
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	352	(3,675)
Other assets	(5,473)	317
Accounts payable and accrued expenses	512	(1,481)
Other liabilities	(898)	(1,508)
Net cash provided by operating activities	16,015	18,618

Cash flows from investing activities:
Acquisition of real estate assets	(2,962)	(19,612)
Development and construction of real estate assets	(6,019)	(17,521)
Proceeds from sale of properties to joint venture (Note 4)	15,750	—
Investments in real estate ventures	(1,057)	(114)
Change in restricted cash	6,246	3,811
Purchase of equipment and fixtures	(137)	(207)
Net cash provided by (used in) investing activities	11,821	(33,643)

Cash flows from financing activities:
Repurchase of exchangeable senior notes	—	(44,513)
Proceeds from notes payable and lines of credit	7,442	150,586
Principal payments on notes payable and lines of credit	(48,219)	(75,131)
Deferred financing costs	(149)	(1,133)
Net proceeds from exercise of stock options	487	—
Dividends paid on common stock	(8,707)	(21,526)
Distributions to noncontrolling interests in Operating Partnership	(1,900)	(2,752)
Net cash provided by (used in) financing activities	(51,046)	5,531
Net decrease in cash and cash equivalents	(23,210)	(9,494)
Cash and cash equivalents, beginning of the period	131,950	63,972
Cash and cash equivalents, end of the period	$108,740	$54,478

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$15,384	$14,681

Supplemental schedule of noncash investing and financing activities:

Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$(42,739)	$—
Investments in real estate ventures	404	—
Receivables from related parties and affiliated real estate joint ventures	21,142	—
Other assets and other liabilities	(51)	—
Notes payable	21,348	—
Other noncontrolling interests	(104)	—

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At March 31, 2010, the Company had direct and indirect equity interests in 643 operating storage facilities located in 33 states and Washington, D.C.  In addition, the Company managed 125 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 768.

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities.  As of March 31, 2010, there were nine development projects in process that the Company expects to complete in 2010 and 2011.  The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) 810, “Consolidation,”  which amended guidance for determining whether an entity is a variable interest entity (“VIE”), and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  The Company adopted this guidance effective January 1, 2010 and reviewed the terms for all joint ventures in relation to the new guidance.  As a result of this analysis, the Company determined that five joint ventures that were consolidated under the previous accounting guidance should be deconsolidated as of January 1, 2010.  The assets and liabilities associated with these joint ventures were removed from the Company’s financial statements and the Company’s investments in these joint ventures were recorded under the equity method of accounting during the three months ended March 31, 2010.

Reclassifications

Certain amounts in the 2009 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other liabilities - Swap Agreement 1	$(992)	$—	$(992)	$—
Other liabilities - Swap Agreement 2	(838)	—	(838)	—
Other liabilities - Swap Agreement 3	(379)	—	(379)	—
Other liabilities - Swap Agreement 4	(157)	—	(157)	—
Total	$(2,366)	$—	$(2,366)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets held for use are evaluated for impairment when events or circumstances indicate there may be impairment.  The Company reviews each self-storage facility at least annually to determine if any such events or circumstances have occurred or exist.  The Company focuses on facilities where occupancy and/or rental income have decreased by a significant amount.  For these facilities, the Company determines whether the decrease is temporary or permanent and whether the facility will likely recover the lost occupancy and/or revenue in the short term.  In addition, the Company carefully reviews facilities in the lease-up stage and compares actual operating results to original projections.

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

The Company assesses whether there are any indicators that the value of its investments in unconsolidated real estate ventures may be impaired annually and when events or circumstances indicate there may be impairment.  An investment is impaired if the Company’s estimate of the fair value of the investment is less than its carrying value.  To the extent impairment has occurred, and is considered to be other-than-temporary, the loss is measured as the excess of the carrying amount over the fair value of the investment.

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

On June 2, 2009, the Company announced the wind-down of its development activities.  As a result of this change, the Company reviewed its properties under construction, unimproved land and its investments in development joint ventures for potential impairments.  This review included the preparation of updated models based on current market conditions, obtaining appraisals and reviewing recent sales and list prices of undeveloped land and mature self storage facilities.  Based on this review, the Company identified certain assets as being impaired.  The impairments relating to long lived assets where the Company intends to complete the development and hold the asset are the result of the estimated future undiscounted cash flows being less than the current carrying value of the assets.  The Company compared the carrying value of certain undeveloped land and seven vacant condominiums that the Company intends to sell to the fair market value of similar undeveloped land and condominiums.  For the assets that the Company intends to sell, where the current estimated fair market value less costs to sell was below the carrying value, the Company reduced the carrying value of the assets to the current fair market value less selling costs and recorded an impairment charge.  These assets are classified as held for sale.  The impairments relating to investments in development joint ventures are the result of the Company comparing the estimated current fair market value to the carrying value of the investment.  For those investments in development joint ventures where the current estimated fair market value was below the carrying value, the Company reduced the investment to the current fair market value through an impairment charge.  Losses relating to changes in fair value have been included in unrecovered development and acquisition costs on the Company’s condensed consolidated statements of operations.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 approximate fair value. The fair values of the Company’s notes receivable and fixed rate notes payable are as follows:

	March 31, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

Note receivable from Preferred OP unit holder	$113,373	$100,000	$112,740	$100,000
Fixed rate notes payable and notes payable to trusts	$917,869	$866,414	$1,067,653	$1,015,063
Exchangeable senior notes	$112,209	$87,663	$110,122	$87,663

3.              NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding including unvested share based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those which reduce earnings per share, are included.

The Company’s Operating Partnership has $87,663 of exchangeable senior notes issued and outstanding as of March 31, 2010 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at March 31, 2010, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the first quarter of 2010; therefore holders of the exchangeable senior notes may not elect to convert them during the second quarter of 2010.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, ASC 260, “Earnings per Share,” requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at March 31, 2010 or 2009 because there was no excess over the accreted principal for the period.

For the purposes of computing the diluted impact on earnings per share of the potential conversion of Preferred OP units into common shares, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Preferred OP units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46.

For the three months ended March 31, 2010 and 2009, options to purchase 3,613,268 and 2,832,891 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	Three months ended March 31,
	2010	2009
Net income attributable to common stockholders	$3,568	$27,619
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	1,628	3,392
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)
Net income for diluted computations	$3,758	$29,573

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	86,873,472	85,940,389
Operating Partnership units	3,627,368	4,264,968
Preferred Operating Partnership units	989,980	989,980
Dilutive and cancelled stock options	175,256	26,958
Average number of common shares outstanding - diluted	91,666,076	91,222,295

Net income per common share
Basic	$0.04	$0.32
Diluted	$0.04	$0.32

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	March 31, 2010	December 31, 2009

Land - operating	$463,142	$501,674
Land - development	30,885	32,635
Buildings and improvements	1,538,061	1,675,340
Intangible assets - tenant relationships	30,516	33,463
Intangible lease rights	6,150	6,150
	2,068,754	2,249,262
Less: accumulated depreciation and amortization	(226,406)	(233,830)
Net operating real estate assets	1,842,348	2,015,432
Real estate under development	33,295	34,427
Net real estate assets	$1,875,643	$2,049,859

Real estate assets held for sale included in net real estate assets	$11,275	$11,275

Real estate assets held for sale include five parcels of vacant land and seven vacant condominiums.

On January 21, 2010, the Company entered into a joint venture with Harrison Street Real Estate Capital, LLC (“Harrison Street”).  Harrison Street contributed $15,750 in cash to the joint venture in return for a 50.0% ownership interest.  The Company contributed 19 wholly-owned properties at a fair market value of approximately $132,000 and received $15,750 in cash and a 50.0% ownership interest in the joint venture.  There was no step up in basis for the 50% ownership retained by the Company.  The joint venture assumed $101,000 of existing debt which is secured by the properties. The properties are located in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia.  The Company has deconsolidated the 19 properties and will continue to manage the properties in exchange for a management fee.

The Company has applied the guidance under ASC 360-40 “Real Estate Sales,” and has concluded that no gain should be recognized related to the transaction.  While the transaction qualifies as a sale under GAAP, certain provisions within the joint venture agreement (i.e. preferences on cash distributions) preclude full gain recognition.  Accordingly, the gain on the sale has been deferred.  The Company has recorded the deferred gain of $3,951 as a reduction of its investment in the joint venture with Harrison Street.  Applying the guidance found in ASC 810, the joint venture with Harrison Street will be accounted for under the equity method of accounting.

5.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	March 31, 2010	December 31, 2009

Extra Space West One LLC (“ESW”)	5%	40%	$1,100	$1,175
Extra Space West Two LLC (“ESW II”)	5%	40%	4,707	4,749
Extra Space Northern Properties Six LLC (“ESNPS”)	10%	35%	1,385	1,388
Extra Space of Santa Monica LLC (“ESSM”)	48%	41%	2,362	2,419
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,239	3,245
HSRE-ESP IA, LLC (“HSRE”)	50%	50%	13,321	—
PRISA Self Storage LLC (“PRISA”)	2%	17%	11,665	11,907
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	10,176	10,239
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	3,746	3,793
VRS Self Storage LLC (“VRS”)	45%	9%	45,387	45,579
WCOT Self Storage LLC (“WCOT”)	5%	20%	4,925	4,983
Storage Portfolio I LLC (“SP I”)	25%	25-40%	15,740	16,049
Storage Portfolio Bravo II (“SPB II”)	20%	20-45%	15,006	15,104
Extra Space Joint Ventures with Everest Real Estate Fund (“Everest”)	10-58%	35-50%	5,571	1,558
U-Storage de Mexico S.A. and related entities (“U-Storage”)	40%	40%	6,176	6,166
Other minority owned properties	10-70%	10-50%	2,212	2,095
			$146,718	$130,449

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended March 31,
	2010	2009

Equity in earnings of ESW	$290	$309
Equity in losses of ESW II	(10)	(3)
Equity in earnings of ESNPS	49	46
Equity in losses of ESSM	(57)	—
Equity in earnings of Clarendon	91	95
Equity in earnings of HSRE	62	—
Equity in earnings of PRISA	152	168
Equity in earnings of PRISA II	128	137
Equity in earnings of PRISA III	57	57
Equity in earnings of VRS	522	525
Equity in earnings of WCOT	58	68
Equity in earnings of SP I	176	235
Equity in earnings of SPB II	21	126
Equity in earnings (losses) of Everest	55	(22)
Equity in earnings of U-Storage	10	11
Equity in earnings (losses) of other minority owned properties	(103)	143
	$1,501	$1,895

Equity in earnings (losses) of ESW II, HSRE, SP I and SPB II and a minority owned property in Annapolis, Maryland includes the amortization of the Company’s excess purchase price of $26,075 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Variable Interests in Unconsolidated Real Estate Joint Ventures:

The Company has interests in four unconsolidated joint ventures with unrelated third parties which are VIEs ( the”VIE JVs”).  The Company holds 18-70% equity interests in the VIE JVs, and has 50% of the voting rights in each of the VIE JVs.  Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures was not sufficient based on a qualitative and quantitative analysis performed by the Company.  The Company performed a qualitative analysis for these joint venture to determine which party was the primary beneficiary of each VIE.  The Company determined that since the power to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary.  Accordingly, these interests are recorded using the equity method.

The VIE JVs each own a single pre-stabilized self-storage property.  These joint ventures are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company for working capital.  The payables to the Company are generally amounts owed for expenses paid on behalf of the joint ventures by the Company as manager.  The Company performs management services for the VIE JVs in exchange for a management fee of approximately 6% of cash collected by the properties.  The Company has not provided financial or other support during the periods presented to the VIE JVs that it was not previously contractually obligated to provide.

The Company guarantees the mortgage notes payable for the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of March 31, 2010 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures.  The Company believes that the risk of incurring a loss as a result of having to perform on the guarantees is unlikely and therefore no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.  The following table compares the liability balance and the maximum exposure to loss related to the VIE JVs as of March 31, 2010:

	Liability Balance	Investment Balance	Balance of Guaranteed Loan	Payables to Company	Maximum Exposure to Loss	Difference
Extra Space of Elk Grove	$—	982	4,749	2,925	$8,656	$(8,656)
ESS of Sacramento One LLC	—	(420)	5,000	5,326	9,906	(9,906)
ES of Washington Avenue LLC	—	767	5,975	2,876	9,618	(9,618)
ES of Franklin Blvd LLC	—	356	5,211	2,245	7,812	(7,812)
	$—	$1,685	$20,935	$13,372	$35,992	$(35,992)

The Company had no consolidated VIEs during the three months ended March 31, 2010.

6.              OTHER ASSETS

The components of other assets are summarized as follows:

	March 31, 2010	December 31, 2009

Equipment and fixtures	$11,744	$11,836
Less: accumulated depreciation	(9,261)	(9,046)
Other intangible assets	3,343	3,303
Deferred financing costs, net	13,553	15,458
Prepaid expenses and deposits	9,078	5,173
Accounts receivable, net	13,312	15,086
Investments in Trusts	3,590	3,590
Deferred tax asset	5,036	5,576
	$50,395	$50,976

7.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	March 31, 2010	December 31, 2009
Fixed Rate
Mortgage and construction loans with banks (inclulding loans subject to interest rate swaps) bearing interest at fixed rates between 4.24% and 7.30%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between August 2010 and August 2019.	$746,824	$895,473

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates (including loans subject to reverse interest rate swaps) based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.45% (1.70% and 1.68% at March 31, 2010 and December 31, 2009 respectively) and LIBOR plus 4.00% (4.25% and 4.23% at March 31, 2010 and December 31, 2009, respectively). Interest rates based on Prime are at Prime plus 1.50% (4.75% and 4.75% at March 31, 2010 and December 31, 2009, respectively). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between December 2010 and December 2014.

	189,644	204,120

	$936,468	$1,099,593

Certain mortgage and construction loans with variable rate debt are subject to interest rate floors ranging from 4.5% to 6.75%.

Real estate assets are pledged as collateral for the notes payable. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at March 31, 2010.

8.              DERIVATIVES

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

The following table summarizes the terms of the Company’s derivative financial instruments at March 31, 2010:

Hedge Product	Hedge Type	Notional Amount	Strike	Effective Date	Maturity
Reverse Swap Agreement	Fair Value	$61,770	Libor plus 0.65%	10/31/2004	6/1/2009
Swap Agreement 1	Cash Flow	$63,000	4.24%	2/1/2009	6/30/2013
Swap Agreement 2	Cash Flow	$26,000	6.32%	7/1/2009	7/1/2014
Swap Agreement 3	Cash Flow	$8,462	6.98%	7/27/2009	6/27/2016
Swap Agreement 4	Cash Flow	$10,000	6.12%	11/2/2009	11/1/2014

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	Three months ended March 31,
Type	Income (Expense)	2010	2009
Reverse Swap Agreement	Interest expense	$—	$421
Swap Agreement 1	Interest expense	(313)	—
Swap Agreement 2	Interest expense	(183)	—
Swap Agreement 3	Interest expense	(70)	—
Swap Agreement 4	Interest expense	(66)	—
		$(632)	$421

Information relating to the gains recognized on the swap agreements is as follows:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from OCI
Type	Three months ended March 31, 2010	Location of amounts reclassified from OCI into income	Three months ended March 31, 2010
Swap Agreement 1	$(992)	Interest expense	$(313)
Swap Agreement 2	(838)	Interest expense	(183)
Swap Agreement 3	(379)	Interest expense	(70)
Swap Agreement 4	(157)	Interest expense	(66)
	$(2,366)		$(632)

The Swap Agreements were highly effective for the three months ended March 31, 2010.  The losses reclassified from other comprehensive income (“OCI”) in the preceding table represents the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the three months ended March 31, 2010.

The balance sheet classification and carrying amounts of the interest rate swaps are as follows:

	Asset (Liability) Derivatives
	March 31, 2010		December 31, 2009
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments:	Location	Value	Location	Value
Swap Agreement 1	Other liabilities	$(992)	Other liabilities	$(340)
Swap Agreement 2	Other liabilities	(838)	Other liabilities	(478)
Swap Agreement 3	Other liabilities	(379)	Other liabilities	(244)
Swap Agreement 4	Other liabilities	(157)	Other liabilities	(49)
		$(2,366)		$(1,111)

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

The Trust, Trust II and Trust III are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have the power to direct the activities of the entities that most significantly affect the entities’ economic performance because of their lack of voting or similar rights.  Because the Operating Partnership’s investment in the trusts’ common securities was financed directly by the trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk.  The Operating Partnership’s investment in the trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the trusts.  Since the Company is not the primary beneficiary of the trusts, they have not been consolidated.  A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II and Trust III by the Company.  The Company has also recorded its investment in the trusts’ common securities as other assets.

The Company has not provided financing or other support during the periods presented to the trusts that it was not previously contractually obligated to provide.  The Company’s maximum exposure to loss as a result of its involvement with the trusts is equal to the total amount of the notes discussed above less the amounts of the Company’s investments in the trusts’ common securities.  The net amount is the notes payable that the trusts owe to third parties for their investments in the trusts’ preferred securities.  Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of March 31, 2010:

	Notes payable to Trusts as of March 31, 2010	Maximum exposure to loss	Difference
Trust	$36,083	$35,000	$1,083
Trust II	42,269	41,000	1,269
Trust III	41,238	40,000	1,238
	$119,590	$116,000	$3,590

As noted above, these differences represent the amounts that the trusts would repay the Company for its investment in the trusts’ common securities.

10.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,700. The remaining portion of these costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of March 31, 2010. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate of approximately 42.6491 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

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

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company therefore accounts for the liability and equity components of the Notes separately.  The equity component is included in the paid-in-capital section of stockholders’ equity on the condensed consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component.  The discount is being amortized over the period of the debt as additional interest expense.

Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	March 31, 2010	December 31, 2009
Carrying amount of equity component	$19,545	$19,545

Principal amount of liability component	$87,663	$87,663
Unamortized discount	(3,465)	(3,869)
Net carrying amount of liability component	$84,198	$83,794

The discount will be amortized over the remaining period of the debt through its first redemption date of April 1, 2012.  The effective interest rate on the liability component is 5.75%.  The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	Three months ended March 31,
	2010	2009
Contractual interest	$784	$1,718
Amortization of discount	404	841
Total interest expense recognized	$1,188	$2,559

Repurchases of Notes

The Company has repurchased a portion of its Notes.  The Company allocated the value of the consideration paid to repurchase the Notes (1) to the extinguishment of the liability component and (2) the reacquisition of the equity component.  The amount allocated to the extinguishment of the liability component is equal to the fair value of that component immediately prior to extinguishment.  The difference between the consideration attributed to the extinguishment of the liability component and the sum of (a) the net carrying amount of the repurchased liability component, and (b) the related unamortized debt issuance costs is recognized as a gain on debt extinguishment.  The remaining settlement consideration is allocated to the reacquisition of the equity component of the repurchased Notes, and recognized as a reduction of stockholders’ equity.

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

11.       LINES OF CREDIT

On February 13, 2009, the Company entered into a $50,000 revolving secured line of credit (the “Secondary Credit Line”) that is collateralized by mortgages on certain real estate assets and matures on February 13, 2012.  The Company intends to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.50% at March 31, 2010 and  3.48% at December 31, 2009).  As of March 31, 2010 and December 31, 2009, there were no amounts drawn on the Secondary Credit Line.  The Company is subject to certain covenants relating to the Secondary Credit Line.  The Company was in compliance with all financial covenants as of March 31, 2010.

On October 19, 2007, the Operating Partnership entered into a $100,000 revolving line of credit (the “Credit Line” and together with the Secondary Credit Line, the “Credit Lines”) that matures on October 31, 2010 with two one-year extensions available. As of March 31, 2010 and December 31, 2009, $100,000 was drawn on the Credit Line.  The Company intends to use the proceeds of the Credit Line to repay debt and for general corporate purposes.  The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company (1.25% at March 31, 2010 and 1.23% at December 31, 2009).  The Credit Line is collateralized by mortgages on certain real estate assets.  As of March 31, 2010, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.  The Company is not subject to any financial covenants relating to the Credit Line.

12.       OTHER LIABILTIES

The components of other liabilities are summarized as follows:

	March 31, 2010	December 31, 2009

Deferred rental income	$11,433	$12,045
Lease obligation liability	5,736	6,260
Fair value of interest rate swaps	2,366	1,111
Income taxes payable	2,211	2,145
Other miscellaneous liabilities	1,255	3,413
	$23,001	$24,974

13.       RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services to certain joint ventures, franchises, third parties and other related party properties. Management agreements provide generally for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities.

Management fee revenues for related parties and affiliated real estate joint ventures are summarized as follows:

		Three months ended March 31,
Entity	Type	2010	2009

ESW	Affiliated real estate joint ventures	$101	$103
ESW II	Affiliated real estate joint ventures	78	77
ESNPS	Affiliated real estate joint ventures	114	117
ESSM	Affiliated real estate joint ventures	7	—
HSRE	Affiliated real estate joint ventures	195	—
PRISA	Affiliated real estate joint ventures	1,188	1,252
PRISA II	Affiliated real estate joint ventures	989	1,025
PRISA III	Affiliated real estate joint ventures	423	425
VRS	Affiliated real estate joint ventures	283	287
WCOT	Affiliated real estate joint ventures	363	373
SP I	Affiliated real estate joint ventures	311	321
SPB II	Affiliated real estate joint ventures	233	243
Everest	Affiliated real estate joint ventures	118	114
Other	Franchisees, third parties and other	1,149	882
		$5,552	$5,219

Receivables from related parties and affiliated real estate joint ventures are summarized as follows:

	March 31, 2010	December 31, 2009

Development fees receivable	$250	$250
Mortgage notes receivable	10,964	—
Other receivables from properties	11,790	4,864
	$23,004	$5,114

Development fees receivable consist of amounts due for development services from third parties and unconsolidated affiliated joint ventures.  The Company earns development fees of 1% - 6% of budged costs on development projects.  Other receivables from properties consist of amounts due for management fees and expenses paid by the Company on behalf of the properties that the Company manages.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at March 31, 2010 or December 31, 2009.

In January 2009, the Company purchased a lender’s interest in a construction loan from a joint venture that owns a single property located in Sacramento, CA.  The construction loan was to ESS of Sacramento One, LLC, a joint venture in which the Company owns a 50% interest, and was guaranteed by the Company.  In July 2009, the Company purchased a lender’s interest in a mortgage note from a joint venture that owns a single property located in Chicago, IL.  The note was to Extra Space of Montrose, a joint venture in which the Company holds a 39% interest, and was also guaranteed by the Company.  Both ESS of Sacramento One, LLC and Extra Space of Montrose were consolidated as of December 31, 2009 as each joint venture was considered to be a VIE of which the Company was the primary beneficiary.  The construction loan and mortgage note receivable were eliminated by the Company in consolidation as of December 31, 2009.  On January 1, 2010, the Company adopted changes to the accounting guidance in ASC 810, “Consolidation.” As a result of the adoption of this new guidance, the Company determined that these joint ventures should no longer be consolidated as the power to direct the activities that most significantly impact these entities’ economic performance are shared equally by the Company and their joint venture partners, and therefore there is no primary beneficiary of either joint venture.  The Company therefore deconsolidated these joint ventures as of January 1, 2010 and removed the associated assets and liabilities from its books.  The $7,295 note receivable from Extra Space of Montrose and the $3,669 construction loan receivable from ESS of Sacramento One, LLC are no longer eliminated in consolidation as the Company now accounts for its interest in these joint ventures on the equity method of accounting.

Centershift, a related party service provider, is partially owned by certain directors and members of management of the Company.  Effective January 1, 2004, the Company entered into a license agreement with Centershift to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $190 and $255 for the three months ended March 31, 2010 and 2009, respectively, relating to the purchase of software and to license agreements.

The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, the Company’s Chairman and Chief Executive Officer.  Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft.  The Company paid SpenAero and related entities $164 and $150 for the three months ended March 31, 2010 and 2009, respectively.  The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

14.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2010, 87,083,813 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

On June 25, 2007, the Operating Partnership loaned the holders of the Preferred OP units $100,000. The note receivable bears interest at 4.85%, and is due September 1, 2017. The loan is secured by the borrower’s Preferred OP units. The holders of the Preferred OP units can convert up to 114,500 Preferred OP units prior to the maturity date of the loan. If any redemption in excess of 114,500 Preferred OP units occurs prior to the maturity date, the holder of the Preferred OP units is required to repay the loan as of the date of that Preferred OP unit redemption. Preferred OP units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Preferred OP units.

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

GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

The Company has evaluated the terms of the Preferred OP units and classifies the noncontrolling interest represented by the Preferred OP units as stockholders’ equity in the accompanying condensed consolidated balance sheets.  The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the condensed consolidated balance sheets.  Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

16.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.96% majority ownership interest therein as of March 31, 2010. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.04% are held by certain former owners of assets acquired by the Operating Partnership.  As of March 31, 2010, the Operating Partnership had 3,627,368 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or Contingent Conversion Units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten day average closing stock price at March 31, 2010 was $12.97 and there were 3,627,368 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on March 31, 2010 and the Company elected to pay the noncontrolling members cash, the Company would have paid $47,047 in cash consideration to redeem the OP units.

GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

The Company has evaluated the terms of the common OP units and classifies the noncontrolling interest in the Operating Partnership as stockholders’ equity in the accompanying condensed consolidated balance sheets.  The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the condensed consolidated balance sheets.  Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

17.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in five consolidated self-storage properties as of March 31, 2010.  Two of these consolidated properties were under development, and three were in the lease-up stage during the three months ended March 31, 2010.  The ownership interests of the third party owners range from 10% to 35%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

18.       STOCK-BASED COMPENSATION

The Company has the following plans under which shares were available for grant at March 31, 2010:

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

As of March 31, 2010, 2,956,584 shares were available for issuance under the Plans.

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of March 31, 2010
Outstanding at December 31, 2009	3,457,048	$13.02
Granted	308,680	11.75
Exercised	(63,250)	7.71
Forfeited	(3,375)	16.74
Outstanding at March 31, 2010	3,699,103	$13.00	6.56	$4,813
Vested and Expected to Vest	3,394,955	$13.27	6.34	$3,781
Ending Exercisable	2,461,945	$14.07	5.47	$1,022

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The weighted average fair value of stock options granted for the period ended March 31, 2009 and 2008, was $1.53 and $1.42, respectively.  The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2010	2009
Expected volatility	47%	44%
Dividend yield	5.3%	6.8%
Risk-free interest rate	2.3%	1.7%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term.  The forfeiture rate, which is estimated at a weighted-average of 15.74% of unvested options outstanding as of March 31, 2010, is adjusted based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded compensation expense relating to outstanding options of $196 and $260 for the three months ended March 31, 2010 and 2009, respectively.  The Company received cash from the exercise of options of $487 and $0 for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, there was $1,616 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.73 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at March 31, 2010, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors

The Company granted 302,760 and 315,037 shares of common stock to certain employees and directors, without monetary consideration under the Plans during the three months ended March 31, 2010 and 2009, respectively.  The Company recorded compensation expense related to outstanding shares of common stock granted to employees and directors of $723 and $639 for the three months ended March 31, 2010 and 2009, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2009	768,929	$9.95
Granted	302,760	11.73
Released	(125,312)	9.66
Cancelled	(4,038)	9.39
Unreleased at March 31, 2010	942,339	$10.56

19.       INCOME TAXES

As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary (“TRS”).  In general, the Company’s TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes.”  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

The income tax provision is comprised of the following components:

	Three months ended March 31, 2010
	Federal	State	Total
Current	$1,067	$93	$1,160
Deferred benefit	(115)	—	(115)
Total tax expense	$952	$93	$1,045

	Three months ended March 31, 2009
	Federal	State	Total
Current	$719	$70	$789
Deferred benefit	(128)	(13)	(141)
Total tax expense	$591	$57	$648

The major sources of temporary differences stated at their deferred tax effects are as follows:

	March 31,	December 31,
	2010	2009
Captive insurance subsidiary	$161	$182
Fixed assets	2,540	3,122
Various liabilities	1,684	1,603
Stock compensation	1,878	1,865
State net operating losses	1,047	939
	7,310	7,711
Valuation allowance	(2,274)	(2,135)
Net deferred tax asset	$5,036	$5,576

The state net operating losses expire between 2012 and 2027 and have been fully reversed through the valuation allowances.

20.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance.  Financial information for the Company’s business segments is set forth below:

	March 31, 2010	December 31, 2009
Balance Sheet
Investment in real estate ventures
Rental operations	$146,718	$130,449

Total assets
Property management, acquisition and development	$479,251	$466,399
Rental operations	1,742,997	1,922,643
Tenant reinsurance	15,214	18,514
	$2,237,462	$2,407,556

	Three months ended March 31,
	2010	2009
Statement of Operations
Total revenues
Property management, acquisition and development	$5,552	$5,219
Rental operations	56,143	59,409
Tenant reinsurance	5,892	4,619
	$67,587	$69,247

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$11,567	$11,077
Rental operations	33,934	34,986
Tenant reinsurance	1,223	1,261
	$46,724	$47,324

Income (loss) from operations
Property management, acquisition and development	$(6,015)	$(5,858)
Rental operations	22,209	24,423
Tenant reinsurance	4,669	3,358
	$20,863	$21,923

Interest expense
Property management, acquisition and development	$(787)	$(2,429)
Rental operations	(16,891)	(14,207)
	$(17,678)	$(16,636)

Interest income
Property management, acquisition and development	$322	$514
Tenant reinsurance	3	18
	$325	$532

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,213

Gain on repurchase of exchangeable senior notes
Property management, acquisition and development	$—	$22,483

Equity in earnings of real estate ventures
Rental operations	$1,501	$1,895

Income tax expense
Tenant reinsurance	$(1,045)	$(648)

Net income (loss)
Property management, acquisition and development	$(5,267)	$15,923
Rental operations	6,819	12,111
Tenant reinsurance	3,627	2,728
	$5,179	$30,762

Depreciation and amortization expense
Property management, acquisition and development	$441	$404
Rental operations	11,978	12,119
	$12,419	$12,523

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(2,962)	$(19,612)

Development and construction of real estate assets
Property management, acquisition and development	$(6,019)	$(17,521)

21.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

			Guaranteed	Estimated
		Loan	Loan Amount	Fair Market
	Date of	Maturity	at March 31,	Value of
	Guaranty	Date	2010	Assets
Extra Space of Elk Grove	Nov-08	Nov-10	$4,736	$7,375
ESS Baltimore LLC	Nov-04	Feb-13	$4,181	$7,106
Extra Space of Sacramento One LLC	Apr-09	Apr-11	$5,000	$10,110

Extra Space of Washington Avenue LLC	Mar-09	Mar-12	$5,975	$9,965
Extra Space of Franklin Boulevard LLC	Aug-08	Aug-10	$5,211	$6,955

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralizes the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of March 31, 2010, as the fair value of the guarantees was not material. The Company believes the risk of incurring a loss as a result of having to perform on these guarantees is unlikely.

The Company has been involved in routine litigation arising in the ordinary course of business. As of March 31, 2010, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Extra Space Storage Inc.

Management’s Discussion and Analysis

Amounts in thousands, except property and share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2009. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” (Amounts in thousands except property and share data unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2009, describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. We derive our revenues from rents received from tenants under existing leases at each of our self-storage properties, from management fees on the properties we manage for joint venture partners, franchisees and unaffiliated third parties and from our tenant reinsurance program.  Our management fee is equal to approximately 6% of total revenues generated by the managed properties.

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

•                      Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners that strengthen our acquisition pipeline through agreements which often gives us first right of refusal to purchase the managed property in the event of a potential sale.

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

Recent U.S. and international market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth.  Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of March 31, 2010, we owned or had ownership interests in 643 operating self-storage properties. Of these properties, 272 are wholly-owned and 371 are held in joint ventures. In addition, we managed an additional 125 properties for franchisees or third parties bringing the total number of operating properties which we own and/or manage to 768.  These properties are located in 33 states and Washington, D.C.  As of March 31, 2010, we owned and/or managed approximately 55 million square feet of space with more than 350,000 customers.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of March 31, 2010, the median length of stay was approximately eleven months.  The average annual rent per square foot at these stabilized properties was $13.39 at March 31, 2010 compared to $13.90 at March 31, 2009.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of March 31, 2010 and 2009. The information as of March 31, 2009 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2010 were under our control as of March 31, 2009.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2010(1)	Number of Units as of March 31, 2009	Net Rentable Square Feet as of March 31, 2010(2)	Net Rentable Square Feet as of March 31, 2009	Square Foot Occupancy % March 31, 2010	Square Foot Occupancy % March 31, 2009
Wholly-owned properties
Alabama	1	587	585	78,070	76,740	78.1%	82.9%
Arizona	5	2,808	2,843	346,998	347,138	83.5%	80.9%
California	43	34,267	34,312	3,378,317	3,354,957	80.6%	79.6%
Colorado	8	3,780	3,804	476,484	476,409	85.9%	81.0%
Connecticut	3	2,021	2,028	178,040	178,115	81.1%	77.4%
Florida	28	18,274	18,362	1,944,910	1,945,446	80.4%	79.2%
Georgia	13	7,052	7,068	913,383	913,529	79.0%	77.2%
Hawaii	2	2,856	2,862	145,624	151,445	78.2%	73.7%
Illinois	5	3,320	3,322	342,024	342,092	81.3%	77.1%
Indiana	6	3,478	3,518	412,709	413,896	84.6%	83.3%
Kansas	1	507	506	50,310	49,990	80.6%	83.0%
Kentucky	3	1,576	1,584	194,001	194,101	88.7%	83.9%
Louisiana	2	1,412	1,407	150,035	148,975	81.1%	86.2%
Maryland	10	7,940	7,950	848,947	847,179	85.7%	80.8%
Massachusetts	28	16,764	16,801	1,720,361	1,713,097	81.6%	79.0%
Michigan	2	1,026	1,031	135,026	134,866	86.3%	84.9%
Missouri	6	3,136	3,156	374,342	374,532	83.7%	79.1%
Nevada	1	463	463	56,850	56,850	77.7%	84.9%
New Hampshire	2	1,007	1,006	125,473	125,691	85.7%	82.5%
New Jersey	23	18,784	18,860	1,833,686	1,838,356	84.3%	82.4%
New Mexico	1	541	542	71,555	69,155	82.4%	78.8%
New York	10	8,432	8,707	614,425	613,941	81.2%	78.2%
Ohio	2	1,183	1,186	156,839	156,789	86.3%	89.3%
Oregon	1	767	767	103,150	103,690	86.3%	84.9%
Pennsylvania	8	4,874	4,896	580,690	580,292	87.4%	83.6%
Rhode Island	1	720	730	75,721	75,521	82.4%	85.4%
South Carolina	4	2,173	2,171	253,406	252,606	83.2%	79.2%
Tennessee	2	992	989	148,155	148,275	81.2%	81.1%
Texas	16	10,203	10,264	1,144,201	1,143,335	85.1%	84.0%
Utah	3	1,544	1,540	211,079	210,876	82.7%	84.1%
Virginia	4	2,838	2,856	271,407	271,457	83.2%	83.0%
Washington	4	2,547	2,553	308,015	308,015	88.5%	86.4%
Total Wholly-Owned Stabilized	248	167,872	168,669	17,644,233	17,617,356	82.6%	80.7%

Joint-venture properties
Alabama	3	1,705	1,709	205,638	205,958	85.0%	83.0%
Arizona	11	6,827	6,851	751,979	751,664	82.9%	82.2%
California	82	59,097	59,084	6,077,046	6,082,297	82.6%	82.5%
Colorado	2	1,323	1,334	158,603	158,433	82.0%	82.4%
Connecticut	8	5,980	5,990	691,306	692,150	81.0%	77.0%
Delaware	1	582	587	71,680	71,655	89.4%	82.5%
Florida	27	22,074	22,338	2,286,761	2,292,925	79.8%	77.3%
Georgia	3	1,872	1,877	245,755	245,270	78.4%	79.5%
Illinois	9	6,439	6,479	694,405	694,399	82.6%	79.0%
Indiana	7	2,774	2,769	366,333	365,803	86.0%	78.1%
Kansas	3	1,213	1,214	160,220	160,920	80.8%	78.3%
Kentucky	4	2,272	2,284	269,197	268,334	83.9%	82.3%
Maryland	14	11,031	11,111	1,086,648	1,081,983	84.4%	81.4%
Massachusetts	17	9,242	9,253	1,049,425	1,046,895	81.5%	78.6%
Michigan	10	5,922	5,939	784,683	785,503	81.9%	82.2%
Missouri	2	959	956	118,045	117,695	79.3%	80.2%
Nevada	8	5,390	5,396	694,188	694,698	81.0%	82.2%
New Hampshire	3	1,319	1,315	137,594	137,434	83.6%	82.1%
New Jersey	21	15,658	15,680	1,647,105	1,648,095	83.4%	79.6%
New Mexico	9	4,672	4,688	542,899	538,504	83.9%	79.3%
New York	21	21,634	21,662	1,734,354	1,735,770	85.3%	83.9%
Ohio	13	5,855	5,858	872,260	870,880	80.5%	78.6%
Oregon	2	1,292	1,292	136,610	136,660	85.3%	79.6%
Pennsylvania	11	8,913	8,915	873,336	872,808	85.3%	83.0%
Rhode Island	2	1,088	1,102	129,875	129,845	68.6%	64.1%
Tennessee	25	13,805	13,843	1,821,646	1,820,924	82.8%	81.2%
Texas	22	13,809	13,897	1,808,283	1,809,083	82.9%	80.5%
Utah	1	521	520	58,950	59,000	86.7%	86.0%
Virginia	17	12,002	12,005	1,266,728	1,266,853	86.0%	83.4%
Washington	1	546	546	62,730	62,730	83.2%	86.6%
Washington, DC	1	1,533	1,536	102,003	102,003	93.9%	88.7%
Total Stabilized Joint-Ventures	360	247,349	248,030	26,906,285	26,907,171	82.8%	81.0%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2010(1)	Number of Units as of March 31, 2009	Net Rentable Square Feet as of March 31, 2010(2)	Net Rentable Square Feet as of March 31, 2009	Square Foot Occupancy % March 31, 2010	Square Foot Occupancy % March 31, 2009

Managed properties
Alabama	2	781	825	95,683	95,175	83.6%	81.0%
California	5	3,377	3,394	399,985	400,070	71.2%	71.2%
Colorado	1	339	339	31,629	31,639	89.9%	83.8%
Georgia	5	2,703	2,719	400,657	405,485	71.8%	71.2%
Illinois	4	2,318	2,325	261,269	262,845	72.4%	68.8%
Indiana	1	502	502	55,425	55,425	71.7%	61.9%
Kansas	3	1,514	1,533	225,350	225,460	76.8%	69.8%
Kentucky	1	531	541	66,000	65,900	84.8%	73.4%
Maryland	13	8,241	8,311	920,615	926,498	73.6%	70.9%
Massachusetts	2	2,110	2,144	190,019	190,169	73.3%	62.6%
Missouri	3	1,532	1,556	305,138	308,853	76.2%	81.1%
Nevada	2	1,576	1,576	170,775	171,555	77.4%	81.8%
New Jersey	4	3,322	3,352	319,105	319,959	83.0%	71.5%
New Mexico	2	1,101	1,108	131,782	131,867	85.4%	82.1%
New York	1	704	703	83,055	77,955	77.2%	78.4%
Ohio	4	1,087	1,095	161,760	162,200	59.8%	56.4%
Pennsylvania	20	8,380	8,389	1,017,471	1,020,177	65.5%	59.7%
South Carolina	1	399	400	54,777	50,297	75.2%	64.7%
Tennessee	2	883	882	131,140	130,865	84.4%	85.0%
Texas	4	2,173	2,244	300,150	301,519	84.4%	83.3%
Utah	1	371	371	46,805	46,855	96.3%	98.2%
Virginia	4	2,767	2,782	274,483	270,202	83.0%	80.3%
Washington, DC	2	1,263	1,255	112,459	111,759	85.2%	83.4%
Total Stabilized Managed Properties	87	47,974	48,346	5,755,532	5,762,729	74.7%	71.4%

Total Stabilized Properties	695	463,195	465,045	50,306,050	50,287,256	81.8%	79.8%

(1) Represents unit count as of March 31, 2010, which may differ from March 31, 2009 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2010, which may differ from March 31, 2009 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of March 31, 2010 and 2009. The information as of March 31, 2009 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2010 were under our control as of March 31, 2009.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2010(1)	Number of Units as of March 31, 2009	Net Rentable Square Feet as of March 31, 2010(2)	Net Rentable Square Feet as of March 31, 2009	Square Foot Occupancy % March 31, 2010	Square Foot Occupancy % March 31, 2009
Wholly-owned properties
California	10	7,345	3,603	788,540	380,593	39.7%	29.6%
Florida	4	3,596	816	348,995	71,545	17.3%	18.3%
Illinois	4	2,652	2,739	276,165	276,285	53.1%	28.5%
Maryland	2	1,372	1,397	149,937	149,937	60.5%	32.1%
Massachusetts	1	593	537	72,125	75,730	54.8%	45.5%
New Jersey	1	636	635	57,140	57,285	61.6%	31.3%
Oregon	1	744	—	75,995	—	15.0%	0.0%
Tennessee	1	636	429	66,935	52,878	68.4%	77.3%
Total Wholly-Owned Lease up	24	17,574	10,156	1,835,832	1,064,253	40.5%	32.5%

Joint-venture properties
California	6	4,176	2,152	439,428	237,222	46.0%	63.1%
Illinois	2	999	1,026	107,475	107,836	56.4%	54.1%
Maryland	1	854	853	71,349	71,349	75.9%	72.3%
New Jersey	2	1,292	712	127,550	60,098	38.2%	17.0%
Total Lease up Joint-Ventures	11	7,321	4,743	745,802	476,505	49.1%	56.6%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2010(1)	Number of Units as of March 31, 2009	Net Rentable Square Feet as of March 31, 2010(2)	Net Rentable Square Feet as of March 31, 2009	Square Foot Occupancy % March 31, 2010	Square Foot Occupancy % March 31, 2009

Managed properties
California	2	1,743	1,594	236,239	189,080	54.8%	49.7%
Colorado	1	503	536	61,070	60,845	83.8%	54.8%
Florida	10	7,176	3,219	685,965	333,241	25.5%	15.2%
Georgia	9	4,967	4,744	712,017	673,468	46.4%	34.0%
Illinois	4	2,756	2,426	233,224	212,411	51.5%	52.5%
Massachusetts	2	1,208	645	123,833	70,205	33.2%	18.5%
New Jersey	1	848	860	77,895	77,905	61.6%	46.0%
New York	1	910	—	46,197	—	29.1%	0.0%
Pennsylvania	2	1,991	1,995	173,019	173,244	43.0%	27.2%
Rhode Island	1	985	—	92,050	—	4.9%	0.0%
South Carolina	1	767	—	76,875	—	9.0%	0.0%
Tennessee	1	506	508	69,550	69,550	58.3%	51.1%
Texas	1	934	—	103,350	—	5.7%	0.0%
Utah	1	654	657	75,601	75,602	65.7%	9.7%
Virginia	1	476	480	63,709	63,809	45.9%	27.0%
Total Lease up Managed Properties	38	26,424	17,664	2,830,594	1,999,360	39.5%	33.7%

Total Lease up Properties	73	51,319	32,563	5,412,228	3,540,118	41.2%	36.4%

(1) Represents unit count as of March 31, 2010, which may differ from March 31, 2009 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2010, which may differ from March 31, 2009 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2010 and 2009

Overview

Results for the three months ended March 31, 2010 include the operations of 643 properties (275 of which were consolidated and 368 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2009, which included the operations of 628 properties (284 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenues:
Property rental	$56,143	$59,409	$(3,266)	(5.5)%
Management and franchise fees	5,552	5,219	333	6.4%
Tenant reinsurance	5,892	4,619	1,273	27.6%
Total revenues	$67,587	$69,247	$(1,660)	(2.4)%

Property Rental — The decrease in property rental revenues for the three months ended March 31, 2010 consists primarily of a decrease of $3,292 associated with the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010.  There were additional decreases in revenues of $917 at our stabilized properties relating to a decline in incoming rental rates compared with the same period in the prior year and $342 relating to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010.  These decreases were offset by increases in revenues of $1,112 relating to increases in occupancy at our lease-up properties and $173 relating to acquisitions completed during 2009.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees, and unconsolidated joint ventures. The increase in management and franchise fees is related to the additional fees earned from the new joint venture with Harrison Street and to the increase in third-party managed properties compared to the same period in the prior year.  We managed 125 third-party properties as of March 31, 2010 compared to 70 third-party properties as of March 31, 2009.

Tenant Reinsurance — The increase in tenant reinsurance revenues is due to the increase of overall customer participation to approximately 57% at March 31, 2010 compared to approximately 50% at March 31, 2009.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Expenses:
Property operations	$21,956	$22,867	$(911)	(4.0)%
Tenant reinsurance	1,223	1,261	(38)	(3.0)%
Unrecovered development and acquisition costs	70	82	(12)	(14.6)%
General and administrative	11,056	10,591	465	4.4%
Depreciation and amortization	12,419	12,523	(104)	(0.8)%
Total expenses	$46,724	$47,324	$(600)	(1.3)%

Property Operations — The decrease in property operations expense during the three months ended March 31, 2010 consists primarily of $1,167 related to the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

Unrecovered Development and Acquisition Costs — These costs relate to unsuccessful development and acquisition activities during the periods indicated.

General and Administrative — The increase in general and administrative expenses for the three months ended March 31, 2010 was due to the overall cost associated with the management of additional third-party properties.  We managed 125 third-party properties as of March 31, 2010 compared to 70 third-party properties as of March 31, 2009.

Depreciation and Amortization — Depreciation and amortization expense decreased as a result of the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010.  This decrease was partially offset by the additional depreciation on new properties added through acquisition and development.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Other revenue and expenses:
Interest expense	$(17,274)	$(15,795)	$(1,479)	9.4%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(404)	(841)	437	(52.0)%
Interest income	325	532	(207)	(38.9)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—
Gain on repurchase of exchangeable senior notes	—	22,483	(22,483)	(100.0)%
Equity in earnings of real estate ventures	1,501	1,895	(394)	(20.8)%
Income tax expense	(1,045)	(648)	(397)	61.3%
Total other revenue (expense)	$(15,684)	$8,839	$(24,523)	(277.4)%

Interest Expense — The increase in interest expense for the three months ended March 31, 2010 was primarily the result of higher interest rates on new loans obtained in 2009 and 2010.  The weighted average interest rate of all fixed and variable rate debt was 5.1% as of March 31, 2010 compared to 4.6% as of March 31, 2009.  This increase was offset by a decrease of $1,331 relating to the deconsolidation of the debt related to the 19 properties sold to an unconsolidated joint venture with Harrison Street on January 21, 2010 and the deconsolidation of five properties as a result of our adoption of new accounting guidance effective January 1, 2010.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — The decrease in non-cash interest expense related to the amortization of discount on exchangeable senior notes for the three months ended March 31, 2010 was due to our repurchase of $122,000 in aggregate principal amount of our exchangeable senior notes in 2009.  The discount associated with the repurchased notes was written off as a result of these repurchases, which decreased the ongoing amortization of the discount in 2010 when compared to 2009.

Interest Income — The decrease in interest income is primarily due to a decrease in the average interest rate on our invested cash when compared to the same period in the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Gain on Repurchase of Exchangeable Senior Notes — The 2009 amount represents the gain recorded on the repurchase of $71,500 principal amount of our exchangeable senior notes in March 2009.  There were no repurchases of exchangeable senior notes during the three months ended March 31, 2010.

Equity in Earnings of Real Estate Ventures — The decrease in equity in earnings of real estate ventures for the three months ended March 31, 2010 is due primarily to decreased revenues at these joint ventures and the deconsolidation of five lease-up properties effective January 1, 2010.

Income tax expense — The increase in income tax expense relates to the increased profitability of Extra Space Management Inc., our TRS.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership	$(1,479)	$(1,806)	$327	(18.1)%
Net income allocated to Operating Partnership and other non-controlling interests	(132)	(1,337)	1,205	(90.1)%
Total income allocated to noncontrolling interests:	$(1,611)	$(3,143)	$1,532	(48.7)%

Net income allocated to Preferred Operating Partnership noncontrolling interests — Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% and 1.1%, respectively, of the remaining net income allocated after the adjustment for the fixed distribution paid as of March 31, 2010 and 2009.

Net income allocated to Operating Partnership and other noncontrolling interests — Income allocated to the Operating Partnership as of March 31, 2010 and 2009 represents approximately 4.0% and 4.7%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Loss allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures.

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

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities, as a measure of liquidity, or as an indicator of our ability to make cash distributions.  The following table sets forth the calculation of FFO for the periods indicated:

	Three months ended March 31,
	2010	2009
Net income attributable to common stockholders	$3,568	$27,619

Adjustments:
Real estate depreciation	11,659	11,430
Amortization of intangibles	183	523
Joint venture real estate depreciation and amortization	1,754	1,395
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)
Income allocated to Operating Partnership noncontrolling interests	1,628	3,392

Funds from operations	$17,354	$42,921

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

	Three Months Ended March 31,		Percent
	2010	2009	Change
Same-store rental and tenant reinsurance revenues	$54,735	$55,272	(1.0)%
Same-store operating and tenant reinsurance expenses	19,760	20,176	(2.1)%
Same-store net operating income	$34,975	$35,096	(0.3)%

Non same-store rental and tenant reinsurance revenues	$7,300	$8,756	(16.6)%
Non same-store operating and tenant reinsurance expenses	$3,419	$3,952	(13.5)%

Total rental and tenant reinsurance revenues	$62,035	$64,028	(3.1)%
Total operating and tenant reinsurance expenses	$23,179	$24,128	(3.9)%

Same-store square foot occupancy as of quarter end	82.7%	80.9%

Properties included in same-store	246	246

The decrease in same-store rental revenues for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due to decreased rental rates to incoming customers.  The decrease in same-store operating expenses was primarily due to lower utilities, property taxes and insurance expenses.

CASH FLOWS

Cash flows provided by operating activities were $16,015 and $18,618, respectively, for the three months ended March 31, 2010 and 2009. The decrease compared to the prior year primarily relates to the decrease in net income exclusive of the gain on sale of exchangeable notes in 2009.

Cash provided by investing activities was $11,821 for the three months ended March 31, 2010 and cash used in investing activities was $33,643 for the three months ended March 31, 2009.  The increase relates primarily to the $15,750 of cash received as a result of the sale of 19 properties into the joint venture with Harrison Street in January 2010.  This increase was also a result of the decrease in cash used for the acquisition of real estate assets of $16,650 when compared to the prior year.  Also, there was a decrease in cash used for the development of real estate assets of $11,502 when compared to the same quarter last year.

Cash used in financing activities was $51,046 for the three months ended March 31, 2010 and cash provided by financing activities was $5,531 for the three months ended March 31, 2009.  The decrease in cash provided by financing activities is primarily the result of decreased proceeds from notes payable in the current year of $143,144 compared to the prior year.  This was offset by a decrease of loan repayments and the repurchasing of exchangeable senior notes of $71,425.  In addition, we paid dividends of $8,707 for the three months ended March 31, 2010 compared to dividends paid of $21,526 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $108,740 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2010 and 2011 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2009 and the first three months of 2010 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

On February 13, 2009, we entered into a $50,000 Secondary Credit Line that is collateralized by mortgages on certain real estate assets and matures on February 13, 2012.  We intend to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.5% at March 31, 2010).  As of March 31, 2010, there were no amounts drawn on the Secondary Credit Line.  We are subject to certain restrictive covenants relating to the Secondary Credit Line.  We were in compliance with all financial covenants as of March 31, 2010.

On October 19, 2007, we entered into a $100,000 Credit Line. The outstanding balance on the Credit Line at March 31, 2010 was $100,000.  We intend to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios (1.25% at March 31, 2010). The Credit Line is collateralized by mortgages on certain real estate assets and matures on October 31, 2010 with two one-year extensions available. We are not subject to any financial covenants relating to the Credit Line.

As of March 31, 2010, we had $1,243,721 of debt, resulting in a debt to total capitalization ratio of 51.7%.  As of March 31, 2010, the ratio of total fixed rate debt and other instruments to total debt was 76.7% (including $107,462 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at March 31, 2010 was 5.1%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2010.

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

Our liquidity needs consist primarily of cash distributions to stockholders, facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow or cash balances will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to our condensed consolidated financial statements, we do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our condensed consolidated financial statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Our exchangeable senior notes provide for excess exchange value to be paid in shares of our common stock if our stock price exceeds a certain amount. See the notes to our condensed consolidated financial statements for a further description of our exchangeable senior notes.

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of March 31, 2010:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$61,806	$6,002	$10,324	$8,390	$37,090
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	476,891	60,200	106,358	80,985	229,348
Principal	1,243,721	135,568	242,831	290,615	574,707
Total contractual obligations	$1,782,418	$201,770	$359,513	$379,990	$841,145

At March 31, 2010, the weighted-average interest rate for all fixed rate loans was 5.6%, and the weighted-average interest rate for all variable rate loans was 3.3%.

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

During 2008 and 2009, we repurchased $162,337 in aggregate principal amount of our exchangeable senior notes for $119,455 in cash. We may from time to time seek to retire, repurchase or redeem our additional outstanding debt including our exchangeable senior notes as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

As of March 31, 2010, we had $1.2 billion in total debt, of which $289.6 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $1.7 million annually.

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

The fair values of our notes receivable and our fixed rate notes payable are as follows:

	March 31, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

Note receivable from Preferred OP unit holder	$113,373	$100,000	$112,740	$100,000
Fixed rate notes payable and notes payable to trusts	$917,869	$866,414	$1,067,653	$1,015,063
Exchangeable senior notes	$112,209	$87,663	$110,122	$87,663

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various litigation and proceedings in the ordinary course of business. We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, are expected to have a material adverse effect on our financial condition or results of operations either individually or in the aggregate.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

EXTRA SPACE STORAGE INC.
Registrant

Date: May 7, 2010	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)