Form 10-Q
period 2010-06-30
Extra Space Storage Inc.
filed 2010-08-06
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 30, 2010 was 87,449,479.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to:

•                  adverse changes in general economic conditions, the real estate industry and the markets in which we operate;

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

•                  the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITS”), which could increase our expenses and reduce our cash available for distribution;

•                  disruptions in credit and financial markets and resulting difficulties in raising capital at reasonable rates or at all, which could impede our ability to grow;

•                  increased interest rates and operating costs;

•                  reductions in asset valuations and related impairment charges;

•                  delays in the development and construction process, which could adversely affect our profitability;

•                  the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•                  the failure to maintain our REIT status for federal income tax purposes;

•                  economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•                  difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,867,245	$2,015,432
Real estate under development	29,079	34,427
Net real estate assets	1,896,324	2,049,859

Investments in real estate ventures	152,976	130,449
Cash and cash equivalents	28,354	131,950
Restricted cash	33,699	39,208
Receivables from related parties and affiliated real estate joint ventures	20,589	5,114
Other assets, net	47,173	50,976
Total assets	$2,179,115	$2,407,556

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$837,166	$1,099,593
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Discount on exchangeable senior notes	(3,049)	(3,869)
Lines of credit	140,000	100,000
Accounts payable and accrued expenses	32,193	33,386
Other liabilities	24,783	24,974
Total liabilities	1,238,346	1,461,337

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 87,481,903 and 86,721,841 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	875	867
Paid-in capital	1,144,433	1,138,243
Accumulated other comprehensive deficit	(4,689)	(1,056)
Accumulated deficit	(261,582)	(253,875)
Total Extra Space Storage Inc. stockholders’ equity	879,037	884,179
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,757	29,886
Noncontrolling interests in Operating Partnership	30,909	31,381
Other noncontrolling interests	1,066	773
Total noncontrolling interests and equity	940,769	946,219
Total liabilities, noncontrolling interests and equity	$2,179,115	$2,407,556

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Property rental	$56,786	$58,705	$112,929	$118,114
Management and franchise fees	5,653	5,275	11,205	10,494
Tenant reinsurance	6,338	5,085	12,230	9,704
Total revenues	68,777	69,065	136,364	138,312

Expenses:
Property operations	20,941	21,567	42,897	44,434
Tenant reinsurance	1,457	1,471	2,680	2,732
Unrecovered development and acquisition costs	142	18,801	212	18,883
Severance costs	—	1,400	—	1,400
General and administrative	11,229	10,612	22,285	21,203
Depreciation and amortization	12,202	12,840	24,621	25,363
Total expenses	45,971	66,691	92,695	114,015

Income from operations	22,806	2,374	43,669	24,297

Interest expense	(16,233)	(15,816)	(33,507)	(31,611)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(416)	(563)	(820)	(1,404)
Interest income	211	321	536	853
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	2,425	2,425
Gain on repurchase of exchangeable senior notes	—	5,093	—	27,576
Income (loss) before equity in earnings of real estate ventures and income tax expense	7,580	(7,379)	12,303	22,136

Equity in earnings of real estate ventures	1,559	1,641	3,060	3,536
Income tax expense	(1,214)	(943)	(2,259)	(1,591)
Net income (loss)	7,925	(6,681)	13,104	24,081
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,507)	(1,369)	(2,986)	(3,175)
Net (income) loss allocated to Operating Partnership and other noncontrolling interests	(238)	509	(370)	(828)
Net income (loss) attributable to common stockholders	$6,180	$(7,541)	$9,748	$20,078

Net income (loss) per common share
Basic	$0.07	$(0.09)	$0.11	$0.23
Diluted	$0.07	$(0.09)	$0.11	$0.23

Weighted average number of shares
Basic	87,367,967	86,397,618	87,122,064	86,170,270
Diluted	92,304,831	91,607,503	92,026,150	91,375,416

Cash dividends paid per common share	$0.10	$—	$0.20	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating	Operating				Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2009	$29,886	$31,381	$773	86,721,841	$867	$1,138,243	$(1,056)	$(253,875)	$946,219

Issuance of common stock upon the exercise of options	—	—	—	344,460	4	3,701	—	—	3,705
Restricted stock grants issued	—	—	—	440,230	4	—	—	—	4
Restricted stock grants cancelled	—	—	—	(24,628)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,402	—	—	2,402
Deconsolidation of noncontrolling interests	—	—	104	—	—	—	—	—	104
Purchase of noncontrolling interest	—	—	223	—	—	—	—	—	223
Comprehensive income:
Net income (loss)	2,986	404	(34)	—	—	—	—	9,748	13,104
Change in fair value of interest rate swap	(42)	(151)	—	—	—	—	(3,633)	—	(3,826)
Total comprehensive income									9,278
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	976	—	—	976
Tax effect from contribution of property to Taxable REIT Subsidiary	—	—	—	—	—	(889)	—	—	(889)
Distributions to Operating Partnership units held by noncontrolling interests	(3,073)	(725)	—	—	—	—	—	—	(3,798)
Dividends paid on common stock at $0.20 per share	—	—	—	—	—	—	—	(17,455)	(17,455)
Balances at June 30, 2010	$29,757	$30,909	$1,066	87,481,903	$875	$1,144,433	$(4,689)	$(261,582)	$940,769

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$13,104	$24,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,621	25,363
Amortization of deferred financing costs	2,347	1,881
Non-cash interest expense related to amortization of discount on exchangeable senior notes	820	1,404
Gain on repurchase of exchangeable senior notes	—	(27,576)
Compensation expense related to stock-based awards	2,402	2,160
Unrecovered development and acquisition costs	—	18,883
Severance costs	—	1,400
Distributions from real estate ventures in excess of earnings	3,095	3,136
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	2,767	(4,306)
Other assets	(65)	465
Accounts payable and accrued expenses	(1,193)	(1,762)
Other liabilities	(1,827)	4,003
Net cash provided by operating activities	46,071	49,132

Cash flows from investing activities:
Acquisition of real estate assets	(16,460)	(24,001)
Development and construction of real estate assets	(18,306)	(43,293)
Proceeds from sale of properties to joint venture (Note 4)	15,750	4,652
Investments in real estate ventures	(9,059)	(1,155)
Change in restricted cash	5,509	(2,239)
Purchase of equipment and fixtures	(1,115)	(471)
Net cash used in investing activities	(23,681)	(66,507)

Cash flows from financing activities:
Repurchase of exchangeable senior notes	—	(80,853)
Proceeds from notes payable and lines of credit	104,093	277,546
Principal payments on notes payable and lines of credit	(210,647)	(81,592)
Deferred financing costs	(1,884)	(4,432)
Net proceeds from exercise of stock options	3,705	—
Dividends paid on common stock	(17,455)	(21,526)
Distributions to noncontrolling interests in Operating Partnership	(3,798)	(4,189)
Net cash provided by (used in) financing activities	(125,986)	84,954
Net increase (decrease) in cash and cash equivalents	(103,596)	67,579
Cash and cash equivalents, beginning of the period	131,950	63,972
Cash and cash equivalents, end of the period	$28,354	$131,551

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$31,723	$30,931

Supplemental schedule of noncash investing and financing activities:

Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$(42,739)	$—
Investments in real estate ventures	404	—
Receivables from related parties and affiliated real estate joint ventures	21,142	—
Other assets and other liabilities	(51)	—
Notes payable	21,348	—
Other noncontrolling interests	(104)	—
Conversion of Operating Partnership units held by noncontrolling interests for common stock	$—	$1,003
Acquisitions of real estate assets
Real estate assets, net	$6,475	$—
Notes payable	(6,475)	—

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At June 30, 2010, the Company had direct and indirect equity interests in 649 operating storage facilities located in 33 states and Washington, D.C.  In addition, the Company managed 140 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 789.

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities.  As of June 30, 2010, there were seven development projects in process that the Company expects to complete by the end of the second quarter of 2011. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) 810, “Consolidation,”  which amended guidance for determining whether an entity is a variable interest entity (“VIE”), and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  The Company adopted this guidance effective January 1, 2010 and reviewed the terms for all joint ventures in relation to the new guidance.  As a result of this analysis, the Company determined that five joint ventures that were consolidated under the previous accounting guidance should be deconsolidated as of January 1, 2010.  The assets and liabilities associated with these joint ventures were removed from the Company’s financial statements and the Company’s investments in these joint ventures were recorded under the equity method of accounting during the three and six months ended June 30, 2010.

Reclassifications

Certain amounts in the 2009 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income (loss) or accumulated deficit.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other liabilities - Swap Agreement 1	$(1,820)	$—	$(1,820)	$—
Other liabilities - Swap Agreement 2	(1,427)	—	(1,427)	—
Other liabilities - Swap Agreement 3	(718)	—	(718)	—
Other liabilities - Swap Agreement 4	(465)	—	(465)	—
Other liabilities - Swap Agreement 5	(507)	—	(507)	—
Total	$(4,937)	$—	$(4,937)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010.

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

The Company treats property acquisitions as businesses and records the assets and liabilities at their fair values as of the acquisition date.  Acquisition-related transaction costs are expensed as incurred. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the Company’s historical experience with turnover in its facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates.

On June 2, 2009, the Company announced the wind-down of its development activities.  As a result of this decision, the Company reviewed its properties under construction, unimproved land and its investments in development joint ventures for potential impairments.  This review included the preparation of updated models based on current market conditions, obtaining appraisals and reviewing recent sales and list prices of undeveloped land and mature self storage facilities.  Based on this review, the Company identified certain assets as being impaired.  The impairments relating to long lived assets where the Company intends to complete the development and hold the asset are the result of the estimated future undiscounted cash flows being less than the current carrying value of the assets.  The Company compared the carrying value of certain undeveloped land and seven vacant condominiums that the Company intends to sell to the fair value of similar undeveloped land and condominiums.  For the assets that the Company intends to sell, where the current estimated fair market value less costs to sell was below the carrying value, the Company reduced the carrying value of the assets to the current fair market value less selling costs and recorded an impairment charge.  These assets are classified as held for sale.  The impairments relating to investments in development joint ventures are the result of the Company comparing the estimated current fair value to the carrying value of the investment.  For those investments in development joint ventures where the current estimated fair market value was below the carrying value, the Company reduced the investment to the current fair market value through an impairment charge.  Losses relating to changes in fair value have been included in unrecovered development and acquisition costs on the Company’s condensed consolidated statements of operations.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009 approximate fair value. The fair values of the Company’s notes receivable and fixed rate notes payable are as follows:

	June 30, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$118,382	$100,000	$112,740	$100,000
Fixed rate notes payable and notes payable to trusts	$836,720	$748,770	$1,067,653	$1,015,063
Exchangeable senior notes	$124,384	$87,663	$110,122	$87,663

3.              NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding including unvested share based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted net income (loss) per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income (loss) is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those which reduce earnings per share, are included.

The Company’s Operating Partnership has $87,663 of exchangeable senior notes issued and outstanding as of June 30, 2010 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at June 30, 2010, and could change over time as described in the indenture. The price of the

Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the second quarter of 2010; therefore holders of the exchangeable senior notes may not elect to convert them during the third quarter of 2010.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, ASC 260, “Earnings per Share,” requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation for the three and six months ended June 30, 2010 or 2009 because there was no excess over the accreted principal for these periods.

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

For the three months ended June 30, 2010 and 2009, options to purchase 1,902,695 and 5,698,996 shares of common stock and for the six months ended June 30, 2010 and 2009, 2,387,550 and 5,773,724 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income (loss) per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common stockholders	$6,180	$(7,541)	$9,748	$20,078
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	1,762	1,082	3,390	4,473
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,437)	(1,438)	(2,875)	(2,875)
Net income (loss) for diluted computations	$6,505	$(7,897)	$10,263	$21,676

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	87,367,967	86,397,618	87,122,064	86,170,270
Operating Partnership units	3,627,368	4,150,040	3,627,368	4,150,040
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Dilutive and cancelled stock options	319,516	69,865	286,738	65,126
Average number of common shares outstanding - diluted	92,304,831	91,607,503	92,026,150	91,375,416

Net income (loss) per common share
Basic	$0.07	$(0.09)	$0.11	$0.23
Diluted	$0.07	$(0.09)	$0.11	$0.23

4.              REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	June 30, 2010	December 31, 2009

Land - operating	$489,636	$501,674
Land - development	9,962	32,635
Buildings and improvements	1,568,660	1,675,340
Intangible assets - tenant relationships	31,054	33,463
Intangible lease rights	6,150	6,150
	2,105,462	2,249,262
Less: accumulated depreciation and amortization	(238,217)	(233,830)
Net operating real estate assets	1,867,245	2,015,432
Real estate under development	29,079	34,427
Net real estate assets	$1,896,324	$2,049,859

Real estate assets held for sale included in net real estate assets	$11,275	$11,275

Real estate assets held for sale include five parcels of vacant land and seven vacant condominiums.

On January 21, 2010, the Company entered into a joint venture with Harrison Street Real Estate Capital, LLC (“Harrison Street”).  Harrison Street contributed $15,750 in cash to the joint venture in return for a 50% ownership interest.  The Company contributed 19 wholly-owned properties at a fair market value of approximately $132,000 and received $15,750 in cash and a 50% ownership interest in the joint venture.  There was no step up in basis for the 50% ownership retained by the Company.  The joint venture assumed $101,000 of existing debt which is secured by the properties. The properties are located in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia.  The Company deconsolidated the 19 properties and will continue to manage the properties in exchange for a management fee.

The transaction met all of the criteria for sale accounting and profit recognition under the partial sale criteria of ASC 360-40, “Real Estate Sales,” except for a provision in the agreement that was deemed to be a seller “guarantee.”  Accordingly, the Company was required to assess the substance of the transaction to determine, first whether it was a sale, and second, whether there could be any partial profit recognition.  Based on its review of the terms of the arrangement and a review of the property operating projections, the Company concluded that the transaction qualified as a sale and could potentially qualify for some profit recognition under the cost recovery or installment methods; however, because there are preferences on cash distributions, the Company can only recognize profit to the extent that the $15,750 invested by Harrison Street exceeded 100% of the Company’s basis.  Since the Company’s basis was in excess of the $15,750, there was no profit recognition even though the transaction qualified for sale accounting.   The Company recorded the deferred gain of $3,951 as a reduction of its investment in the joint venture with Harrison Street.  The Company applied the guidance under ASC 810 and concluded that the joint venture with Harrison Street should be accounted for under the equity method of accounting.

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the six months ended June 30, 2010, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid				Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Loan Assumed	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
New York	1	5/21/2010	$9,629	$3,231	$6,475	$(77)	$2,802	$6,536	$220	$71	Unrelated third party
Georgia	3	6/17/2010	7,661	7,551	—	110	2,769	4,487	318	87	Unrelated third party

The Company treats property acquisitions as businesses and records the assets and liabilities at their fair values as of the acquisition date.  Acquisition-related transaction costs are expensed as incurred.

6.              INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	June 30, 2010	December 31, 2009

Extra Space West One LLC (“ESW”)	5%	40%	$7,977	$1,175
Extra Space West Two LLC (“ESW II”)	5%	40%	4,686	4,749
Extra Space Northern Properties Six LLC (“ESNPS”)	10%	35%	1,237	1,388
Extra Space of Santa Monica LLC (“ESSM”)	48%	48%	3,717	2,419
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,213	3,245
HSRE-ESP IA, LLC (“HSRE”)	50%	50%	12,753	—
PRISA Self Storage LLC (“PRISA”)	2%	17%	11,594	11,907
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	10,171	10,239
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	3,692	3,793
VRS Self Storage LLC (“VRS”)	45%	9%	45,005	45,579
WCOT Self Storage LLC (“WCOT”)	5%	20%	4,900	4,983
Storage Portfolio I LLC (“SP I”)	25%	25-40%	15,420	16,049
Storage Portfolio Bravo II (“SPB II”)	20%	20-45%	14,917	15,104
Extra Space Joint Ventures with Everest Real Estate Fund (“Everest”)	10-58%	35-50%	5,584	1,558
U-Storage de Mexico S.A. and related entities (“U-Storage”)	40%	40%	6,171	6,166
Other minority owned properties	10-70%	10-50%	1,939	2,095
			$152,976	$130,449

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation.  As of June 30, 2010, there were no entities that were required to be consolidated as a result of this review.

On June 15, 2010, the Company paid $193 to obtain an additional 7.2% percentage interest in ESSM, increasing the Company’s interest in the venture from 41.0% to 48.2%.

On June 28, 2010, the Company contributed $6,660 to ESW as a result of a capital call related to the joint venture’s repayment of its $16,650 loan.

The components of equity in earnings of real estate ventures consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Equity in earnings of ESW	$313	$275	$603	$584
Equity in losses of ESW II	(5)	(6)	(15)	(10)
Equity in earnings of ESNPS	59	49	108	96
Equity in losses of ESSM	(41)	—	(98)	—
Equity in earnings of Clarendon	100	89	191	184
Equity in losses of HSRE	(100)	—	(38)	—
Equity in earnings (losses) of PRISA	159	(20)	311	147
Equity in earnings of PRISA II	139	140	267	277
Equity in earnings of PRISA III	65	59	122	116
Equity in earnings of VRS	527	527	1,049	1,052
Equity in earnings of WCOT	61	61	119	129
Equity in earnings of SP I	231	230	407	465
Equity in earnings of SPB II	61	108	82	234
Equity in earnings (losses) of Everest	31	(3)	86	(25)
Equity in earnings (losses) of U-Storage	(5)	(1)	5	9
Equity in earnings (losses) of other minority owned properties	(36)	133	(139)	278
	$1,559	$1,641	$3,060	$3,536

Equity in earnings (losses) of ESW II, HSRE, SP I and SPB II and a minority owned property in Annapolis, Maryland includes the amortization of the Company’s excess purchase price of $26,075 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Variable Interests in Unconsolidated Real Estate Joint Ventures:

The Company has interests in four unconsolidated joint ventures with unrelated third parties which are VIEs ( the”VIE JVs”).  The Company holds 18-70% equity interests in the VIE JVs, and has 50% of the voting rights in each of the VIE JVs.  Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures was not sufficient based on a qualitative and quantitative analysis performed by the Company.  The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE.  The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary.  Accordingly, these interests are recorded using the equity method.

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

The Company guarantees the mortgage notes payable for the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of June 30, 2010 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures.  The Company believes that the risk of incurring a loss as a result of having to perform on the loan guarantees is unlikely and therefore no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.  The following table compares the liability balance and the maximum exposure to loss related to the VIE JVs as of June 30, 2010:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Elk Grove	$—	$544	$4,773	$2,856	$8,173	$(8,173)
ESS of Sacramento One LLC	—	(716)	5,000	1,571	5,855	(5,855)
ES of Washington Avenue LLC	—	468	6,051	2,868	9,387	(9,387)
ES of Franklin Blvd LLC	—	(265)	5,234	2,219	7,188	(7,188)
	$—	$31	$21,058	$9,514	$30,603	$(30,603)

The Company had no consolidated VIEs during the three and six months ended June 30, 2010.

7.              OTHER ASSETS

The components of other assets are summarized as follows:

	June 30, 2010	December 31, 2009

Equipment and fixtures	$12,722	$11,836
Less: accumulated depreciation	(9,650)	(9,046)
Other intangible assets	3,343	3,303
Deferred financing costs, net	14,400	15,458
Prepaid expenses and deposits	5,120	5,173
Accounts receivable, net	12,855	15,086
Investments in Trusts	3,590	3,590
Deferred tax asset	4,793	5,576
	$47,173	$50,976

8.              NOTES PAYABLE

The components of notes payable are summarized as follows:

	June 30, 2010	December 31, 2009
Fixed Rate
Mortgage and construction loans with banks (inclulding loans subject to interest rate swaps) bearing interest at fixed rates between 4.24% and 7.30%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between June 2011 and August 2019.	$629,180	$895,473

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.45% (1.80% and 1.68% at June 30, 2010 and December 31, 2009, respectively) and LIBOR plus 4.00% (4.35% and 4.23% at June 30, 2010 and December 31, 2009, respectively). Interest rates based on Prime are at Prime plus 0.50% (3.75% at June 30, 2010 and December 31, 2009), and 1.50% (4.75% at June 30, 2010 and December 31, 2009). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between December 2010 and May 2015.

	207,986	204,120

	$837,166	$1,099,593

Certain mortgage and construction loans with variable rate debt are subject to interest rate floors starting at 4.5%.

Real estate assets are pledged as collateral for the notes payable. Also, certain of these notes payable are cross-collateralized with other properties.  Although the majority of the $837,166 of fixed and variable rate mortgage and construction loans payable are non-recourse, $391,172 of such mortgage loans are recourse due to guarantees or other security provisions.  The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at June 30, 2010.

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

The following table summarizes the terms of the Company’s derivative financial instruments at June 30, 2010:

Hedge Product	Hedge Type	Notional Amount	Strike	Effective Date	Maturity
Reverse Swap Agreement	Fair Value	$61,770	Libor plus 0.65%	10/31/2004	6/1/2009
Swap Agreement 1	Cash Flow	$63,000	4.24%	2/1/2009	6/30/2013
Swap Agreement 2	Cash Flow	$26,000	6.32%	7/1/2009	7/1/2014
Swap Agreement 3	Cash Flow	$8,462	6.98%	7/27/2009	6/27/2016
Swap Agreement 4	Cash Flow	$10,000	6.12%	11/2/2009	11/1/2014
Swap Agreement 5	Cash Flow	$20,700	5.80%	6/11/2010	6/1/2015

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	Three months ended June 30,		Six months ended June 30,
Type	Income (Expense)	2010	2009	2010	2009
Reverse Swap Agreement	Interest expense	$—	$495	$—	$916
Swap Agreement 1	Interest expense	(315)	(244)	(628)	(244)
Swap Agreement 2	Interest expense	(185)	—	(368)	—
Swap Agreement 3	Interest expense	(74)	—	(144)	—
Swap Agreement 4	Interest expense	(66)	—	(132)	—
Swap Agreement 5	Interest expense	—	—	—	—
		$(640)	$251	$(1,272)	$672

Information relating to the gains recognized on the swap agreements is as follows:

	Gain (loss)	Location of amounts	Gain (loss) reclassified from OCI
	recognized in OCI	reclassified from	Six months ended
Type	June 30, 2010	OCI into income	June 30, 2010
Swap Agreement 1	$(1,820)	Interest expense	(628)
Swap Agreement 2	(1,427)	Interest expense	(368)
Swap Agreement 3	(718)	Interest expense	(144)
Swap Agreement 4	(465)	Interest expense	(132)
Swap Agreement 5	(507)	Interest expense	—
	$(4,937)		$(1,272)

The Swap Agreements were highly effective for the six months ended June 30, 2010.  The losses reclassified from other comprehensive income (“OCI”) in the preceding table represent the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the six months ended June 30, 2010.

The balance sheet classification and carrying amounts of the interest rate swaps are as follows:

	Asset (Liability) Derivatives
	June 30, 2010		December 31, 2009
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments:	Location	Value	Location	Value
Swap Agreement 1	Other liabilities	$(1,820)	Other liabilities	$(340)
Swap Agreement 2	Other liabilities	(1,427)	Other liabilities	(478)
Swap Agreement 3	Other liabilities	(718)	Other liabilities	(244)
Swap Agreement 4	Other liabilities	(465)	Other liabilities	(49)
Swap Agreement 5	Other liabilities	(507)	N/A	—
		$(4,937)		$(1,111)

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

During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $41,000 of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1,269. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42,269 were loaned in the form of a note to the Operating Partnership (“Note 2”). Note 2 had a fixed rate of 6.67% through June 30, 2010, and then will be payable at  a variable rate equal to the three-month LIBOR plus 2.40% per annum effective until maturity. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083 were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. Effective June 30, 2010, the Trust entered into a interest rate swap that fixes the interest rate to be paid at 5.62% and matures on June 30, 2015.  The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities may be redeemed by the Trust with no prepayment premium after June 30, 2010.

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

The Company has not provided financing or other support during the periods presented to the trusts that it was not previously contractually obligated to provide.  The Company’s maximum exposure to loss as a result of its involvement with the trusts is equal to the total amount of the notes discussed above less the amounts of the Company’s investments in the trusts’ common securities.  The net amount is the notes payable that the trusts owe to third parties for their investments in the trusts’ preferred securities.  Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of June 30, 2010:

	Notes payable
	to Trusts as of	Maximum
	June 30, 2010	exposure to loss	Difference
Trust	$36,083	$35,000	$1,083
Trust II	42,269	41,000	1,269
Trust III	41,238	40,000	1,238
	$119,590	$116,000	$3,590

As noted above, these differences represent the amounts that the trusts would repay the Company for its investment in the trusts’ common securities.

11.       EXCHANGEABLE SENIOR NOTES

On March 27, 2007, our Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,700. The remaining portion of these costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of June 30, 2010. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate of approximately 42.6491 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

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

Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	June 30, 2010	December 31, 2009
Carrying amount of equity component	$19,545	$19,545

Principal amount of liability component	$87,663	$87,663
Unamortized discount	(3,049)	(3,869)
Net carrying amount of liability component	$84,614	$83,794

The discount will be amortized over the remaining period of the debt through its first redemption date of April 1, 2012.  The effective interest rate on the liability component is 5.75%.  The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Contractual interest	$792	$1,135	$1,576	$2,853
Amortization of discount	416	563	820	1,404
Total interest expense recognized	$1,208	$1,698	$2,396	$4,257

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

Information on the repurchases and the related gains is as follows:

	May 2009	March 2009

Principal amount repurchased	$43,000	$71,500
Amount allocated to:
Extinguishment of liability component	$35,000	$43,800
Reacquisition of equity component	1,340	713
Total cash paid for repurchase	$36,340	$44,513

Exchangeable senior notes repurchased	$43,000	$71,500
Extinguishment of liability component	(35,000)	(43,800)
Discount on exchangeable senior notes	(2,349)	(4,208)
Related debt issuance costs	(558)	(1,009)
Gain on repurchase	$5,093	$22,483

12.       LINES OF CREDIT

On June 4, 2010, the Company entered into a $45,000 revolving secured line of credit (the “Third Credit Line”) that is collateralized by mortgages on certain lease-up real estate assets and matures on May 31, 2013 with a two-year extension option available.  The Company intends to use the proceeds of the Third Credit Line to repay debt and for general corporate purposes.  The Third Credit Line has an interest rate of LIBOR plus 350 basis points (3.85% at June 30, 2010).  The Third Credit Line is guaranteed by the Company.  As of June 30, 2010, the Credit Line had $19,200 of capacity based on the lease-up of the assets collateralizing the Third Credit Line.  At June 30, 2010, $0 was drawn on the Third Credit Line.

On February 13, 2009, the Company entered into a $50,000 revolving secured line of credit (the “Secondary Credit Line”) that is collateralized by mortgages on certain real estate assets and matures on February 13, 2012.  The Company intends to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.60% at June 30, 2010 and 3.48% at December 31, 2009).  As of June 30, 2010 and December 31, 2009, there was $40,000 and $0, respectively, drawn on the Secondary Credit Line.  The Secondary Credit Line is guaranteed by the Company.

On October 19, 2007, the Operating Partnership entered into a $100,000 revolving line of credit (the “Credit Line” and together with the Secondary Credit Line and the Third Credit Line, the “Credit Lines”) that matures on October 31, 2010 with two one-year extensions available. As of June 30, 2010 and December 31, 2009, $100,000 was drawn on the Credit Line.  The Company intends to use the proceeds of the Credit Line to repay debt and for general corporate purposes.  The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company (1.35% at June 30, 2010 and 1.23% at December 31, 2009).  The Credit Line is collateralized by mortgages on certain real estate assets.  As of June 30, 2010, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.

13.       OTHER LIABILTIES

The components of other liabilities are summarized as follows:

	June 30, 2010	December 31, 2009

Deferred rental income	$11,606	$12,045
Lease obligation liability	5,368	6,260
Fair value of interest rate swaps	4,937	1,111
Income taxes payable	1,353	2,145
Other miscellaneous liabilities	1,519	3,413
	$24,783	$24,974

14.       RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management and development services to certain joint ventures, franchises, third parties and other related party properties. Management agreements provide generally for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities.

Management fee revenues for related parties and affiliated real estate joint ventures are summarized as follows:

		Three months ended June 30,		Six months ended June 30,
Entity	Type	2010	2009	2010	2009

ESW	Affiliated real estate joint ventures	$101	$99	$101	$202
ESW II	Affiliated real estate joint ventures	78	77	78	154
ESNPS	Affiliated real estate joint ventures	114	111	114	228
ESSM	Affiliated real estate joint ventures	7	—	7	—
HSRE	Affiliated real estate joint ventures	195	—	195	—
PRISA	Affiliated real estate joint ventures	1,188	1,179	1,188	2,431
PRISA II	Affiliated real estate joint ventures	989	977	989	2,002
PRISA III	Affiliated real estate joint ventures	423	416	423	841
VRS	Affiliated real estate joint ventures	283	280	283	567
WCOT	Affiliated real estate joint ventures	363	359	363	732
SP I	Affiliated real estate joint ventures	311	306	311	627
SPB II	Affiliated real estate joint ventures	233	233	233	476
Everest	Affiliated real estate joint ventures	118	111	118	225
Other	Franchisees, third parties and other	1,250	1,127	6,802	2,009
		$5,653	$5,275	$11,205	$10,494

Receivables from related parties and affiliated real estate joint ventures are summarized as follows:

	June 30, 2010	December 31, 2009

Mortgage notes receivable	$11,040	$—
Other receivables from properties	9,549	5,114
	$20,589	$5,114

Other receivables from properties consist of amounts due for management fees, development fees and expenses paid by the Company on behalf of the properties that the Company manages.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at June 30, 2010 or December 31, 2009.

In January 2009, the Company purchased a lender’s interest in a construction loan from a joint venture that owns a single property located in Sacramento, CA.  The construction loan was to ESS of Sacramento One, LLC, a joint venture in which the Company owns a 50% interest, and was guaranteed by the Company.  In July 2009, the Company purchased a lender’s interest in a mortgage note from a joint venture that owns a single property located in Chicago, IL.  The note was to Extra Space of Montrose, a joint venture in which the Company holds a 39% interest, and was also guaranteed by the Company.  Both ESS of Sacramento One, LLC and Extra Space of Montrose were consolidated as of December 31, 2009 as each joint venture was considered to be a VIE of which the Company was the primary beneficiary.  The construction loan and mortgage note receivable were eliminated by the Company in consolidation as of December 31, 2009.  On January 1, 2010, the Company adopted changes to the accounting guidance in ASC 810, “Consolidation.” As a result of the adoption of this new guidance, the Company determined that these joint ventures should no longer be consolidated as the power to direct the activities that most significantly impact these entities’ economic performance are shared equally by the Company and their joint venture partners, and therefore there is no primary beneficiary of either joint venture.  The Company therefore deconsolidated these joint ventures as of January 1, 2010 and removed the associated assets and liabilities from its books.  The $7,295 note receivable from Extra Space of Montrose and the $3,745 construction loan receivable from ESS of Sacramento One, LLC are no longer eliminated in consolidation as the Company now accounts for its interest in these joint ventures on the equity method of accounting.

Centershift, a related party service provider, is partially owned by certain directors and members of management of the Company.  Effective January 1, 2004, the Company entered into a license agreement with Centershift to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $178 and $293 for the three months ended June 30, 2010 and 2009, respectively, and $367 and $584 for the six months ended June 30, 2010 and 2009, respectively, relating to the purchase of software and to license agreements.

The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, the Company’s Chairman and Chief Executive Officer.  Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft.  The Company paid SpenAero and related entities $212 and $130 for the three months ended June 30, 2010 and 2009, respectively, and $392 and $310 for the six months ended June 30, 2010 and 2009, respectively.  The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

15.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2010, 87,481,903 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

Under the Partnership Agreement, Preferred OP units in the amount of $115,000 bear a fixed priority return of 5% and have a fixed liquidation value of $115,000. The remaining balance participates in distributions with and has a liquidation value equal to that of the common OP units. The Preferred OP units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

On September 18, 2008, the Operating Partnership entered into a First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP to clarify certain tax-related provisions relating to the Preferred OP units.

GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

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

17.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.99% majority ownership interest therein as of June 30, 2010. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.01% are held by certain former owners of assets acquired by the Operating Partnership.  As of June 30, 2010, the Operating Partnership had 3,627,368 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or Contingent Conversion Units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten day average closing stock price at June 30, 2010 was $14.48 and there were 3,627,368 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on June 30, 2010 and the Company elected to pay the noncontrolling members cash, the Company would have paid $52,524 in cash consideration to redeem the OP units.

GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

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

18.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of June 30, 2010.  Two of these consolidated properties were under development, and one was in the lease-up stage at June 30, 2010.  The ownership interests of the third party owners range from 10% to 35%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income (loss) allocated to the Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

On June 25, 2010, the Company acquired all of its minority partners’ membership interests in two consolidated self-storage properties located in New Jersey for a total of $50 in cash.  Both of these properties are in the lease-up stage and are now wholly owned by the Company.

19.       STOCK-BASED COMPENSATION

The Company has the following plans under which shares were available for grant at June 30, 2010:

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

As of June 30, 2010, 2,888,454 shares were available for issuance under the Plans.

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of June 30, 2010
Outstanding at December 31, 2009	3,457,048	$13.02
Granted	308,680	11.75
Exercised	(344,460)	10.75
Forfeited	(109,225)	9.89
Outstanding at June 30, 2010	3,312,043	$13.24	6.22	$5,767

Vested and Expected to Vest	3,121,110	$13.45	6.03	$4,969
Ending Exercisable	2,253,963	$14.52	5.11	$1,543

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The weighted average fair value of stock options granted for the six months ended June 30, 2010 and 2009, was $3.27 and $1.31, respectively.  The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended June 30,
	2010	2009
Expected volatility	47%	48%
Dividend yield	5.3%	6.9%
Risk-free interest rate	2.3%	2.5%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term.  The forfeiture rate, which is estimated at a weighted-average of 15.74% of unvested options outstanding as of June 30, 2010, is adjusted based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded compensation expense relating to outstanding options of $195 and $216 for the three months ended June 30, 2010 and 2009, respectively, and $391 and $477 for the six months ended June 30, 2010 and 2009, respectively.  The Company received net proceeds from the exercise of options of $3,217 and $0 for the three months ended June 30, 2010 and 2009, respectively, and $3,705 and $0 for the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, there was $1,436 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.57 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at June 30, 2010, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors

The Company granted 137,470 and 223,828 shares of common stock to certain employees and directors, without monetary consideration under the Plans during the three months ended June 30, 2010 and 2009, respectively, and 440,230 and 538,865 shares during the six months ended June 30, 2010 and 2009, respectively.  The Company recorded compensation expense related to outstanding shares of common stock granted to employees and directors of $1,288 and $1,045 for the three months ended June 30, 2010 and 2009, respectively, and $2,011 and $1,683 for the six months ended June 30, 2010 and 2009, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2009	768,929	$9.95
Granted	440,230	12.19
Released	(217,814)	10.89
Cancelled	(57,952)	10.04
Unreleased at June 30, 2010	933,393	$10.78

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

The income tax provision is comprised of the following components:

	Six months ended June 30, 2010
	Federal	State	Total
Current	$1,566	$207	$1,773
Change in deferred benefit	486	—	486
Total tax expense	$2,052	$207	$2,259

	Six months ended June 30, 2009
	Federal	State	Total
Current	$1,998	$194	$2,192
Change in deferred benefit	(547)	(54)	(601)
Total tax expense	$1,451	$140	$1,591

The major sources of temporary differences stated at their deferred tax effects are as follows:

	June 30,	December 31,
	2010	2009
Captive insurance subsidiary	$167	$182
Fixed assets	2,964	3,122
Various liabilities	1,346	1,603
Stock compensation	1,347	1,865
State net operating losses	1,089	939
	6,913	7,711
Valuation allowance	(2,120)	(2,135)
Net deferred tax asset	$4,793	$5,576

The state net operating losses expire between 2012 and 2027 and have been fully reserved through the valuation allowances.

21.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance.  Financial information for the Company’s business segments is set forth below:

	June 30, 2010	December 31, 2009
Balance Sheet
Investment in real estate ventures
Rental operations	$152,976	$130,449

Total assets
Property management, acquisition and development	$394,754	$466,399
Rental operations	1,770,522	1,922,643
Tenant reinsurance	13,839	18,514
	$2,179,115	$2,407,556

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Statement of Operations
Total revenues
Property management, acquisition and development	$5,653	$5,275	$11,205	$10,494
Rental operations	56,786	58,705	112,929	118,114
Tenant reinsurance	6,338	5,085	12,230	9,704
	$68,777	$69,065	$136,364	$138,312

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$11,855	$31,212	$23,422	$42,290
Rental operations	32,659	34,008	66,593	68,993
Tenant reinsurance	1,457	1,471	2,680	2,732
	$45,971	$66,691	$92,695	$114,015

Income (loss) from operations
Property management, acquisition and development	$(6,202)	$(25,937)	$(12,217)	$(31,796)
Rental operations	24,127	24,697	46,336	49,121
Tenant reinsurance	4,881	3,614	9,550	6,972
	$22,806	$2,374	$43,669	$24,297

Interest expense
Property management, acquisition and development	$(790)	$445	$(1,577)	$(1,984)
Rental operations	(15,859)	(16,824)	(32,750)	(31,031)
	$(16,649)	$(16,379)	$(34,327)	$(33,015)

Interest income
Property management, acquisition and development	$209	$307	$531	$820
Tenant reinsurance	2	14	5	33
	$211	$321	$536	$853

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,212	$1,212	$2,425	$2,425

Gain on repurchase of exchangeable senior notes
Property management, acquisition and development	$—	$5,093	$—	$27,576

Equity in earnings of real estate ventures
Rental operations	$1,559	$1,641	$3,060	$3,536

Income tax expense
Tenant reinsurance	$(1,214)	$(943)	$(2,259)	$(1,591)

Net income (loss)
Property management, acquisition and development	$(5,571)	$(18,880)	$(10,838)	$(2,959)
Rental operations	9,827	9,514	16,646	21,626
Tenant reinsurance	3,669	2,685	7,296	5,414
	$7,925	$(6,681)	$13,104	$24,081

Depreciation and amortization expense
Property management, acquisition and development	$484	$399	$925	$804
Rental operations	11,718	12,441	23,696	24,559
	$12,202	$12,840	$24,621	$25,363

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(16,460)	$(24,001)

Development and construction of real estate assets
Property management, acquisition and development			$(18,306)	$(43,293)

22.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

			Guaranteed	Estimated
		Loan	Loan Amount	Fair Market
	Date of	Maturity	June 30,	Value of
	Guaranty	Date	2010	Assets
Extra Space of Elk Grove	Nov-08	Nov-10	$4,773	$7,317
ESS Baltimore LLC	Nov-04	Feb-13	$4,147	$6,997
Extra Space of Sacramento One LLC	Apr-09	Apr-11	$5,000	$10,027

Extra Space of Washington Avenue LLC	Mar-09	Mar-12	$6,051	$9,914
Extra Space of Franklin Boulevard LLC	Aug-08	Aug-10	$5,234	$6,905

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralizes the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of June 30, 2010, as the fair value of the guarantees was not material. The Company believes the risk of incurring a loss as a result of having to perform on these guarantees is unlikely.

The Company has been involved in routine litigation arising in the ordinary course of business. As of June 30, 2010, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

U.S. and international market and economic conditions have been challenging, with tighter credit conditions and slower growth.  For the six months ended June 30, 2010, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability.  Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of June 30, 2010, we owned or had ownership interests in 649 operating self-storage properties. Of these properties, 280 are wholly-owned and 369 are held in joint ventures. In addition, we managed an additional 140 properties for franchisees or third parties bringing the total number of operating properties which we own and/or manage to 789.  These properties are located in 33 states and Washington, D.C.  As of June 30, 2010, we owned and/or managed approximately 55 million square feet of space with more than 400,000 customers.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2010, the median length of stay was approximately eleven months.  The average annual rent per square foot at these stabilized properties was $13.25 at June 30, 2010 compared to $13.39 at June 30, 2009.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of June 30, 2010 and 2009. The information as of June 30, 2009 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2010 were under our control as of June 30, 2009.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2010(1)	Number of Units as of June 30, 2009	Net Rentable Square Feet as of June 30, 2010(2)	Net Rentable Square Feet as of June 30, 2009	Square Foot Occupancy % June 30, 2010	Square Foot Occupancy % June 30, 2009
Wholly-owned properties
Alabama	1	587	587	78,240	76,960	79.7%	81.0%
Arizona	5	2,805	2,836	347,198	347,138	86.7%	84.0%
California	43	34,239	34,254	3,377,221	3,354,506	83.8%	82.3%
Colorado	8	3,774	3,796	476,434	476,409	90.1%	85.3%
Connecticut	3	2,011	2,028	178,040	178,115	91.8%	88.8%
Florida	28	18,269	18,348	1,945,619	1,946,176	84.3%	81.6%
Georgia	13	7,056	7,068	914,063	913,654	83.4%	80.3%
Hawaii	2	2,846	2,859	145,694	145,657	80.9%	77.3%
Illinois	5	3,334	3,323	342,234	342,092	86.2%	81.9%
Indiana	6	3,478	3,510	412,709	412,796	87.8%	86.6%
Kansas	1	507	508	50,310	50,190	88.8%	86.0%
Kentucky	3	1,573	1,587	193,901	194,101	92.0%	90.5%
Louisiana	2	1,412	1,412	150,035	149,875	87.7%	87.3%
Maryland	10	7,929	7,934	847,529	847,522	90.2%	86.7%
Massachusetts	28	16,733	16,786	1,722,676	1,713,477	85.6%	83.1%
Michigan	2	1,017	1,029	134,706	134,866	90.3%	86.1%
Missouri	6	3,141	3,157	374,572	374,437	88.0%	83.3%
Nevada	1	463	463	56,850	56,850	78.7%	84.8%
New Hampshire	2	1,007	1,006	125,473	125,691	84.6%	84.4%
New Jersey	23	18,751	18,847	1,833,651	1,835,821	87.9%	84.5%
New Mexico	1	538	539	71,395	69,745	92.4%	81.8%
New York	10	8,431	8,730	614,200	611,426	82.7%	81.5%
Ohio	2	1,182	1,185	156,839	156,549	91.3%	92.3%
Oregon	1	769	766	103,230	103,190	91.1%	88.9%
Pennsylvania	8	4,883	4,885	582,600	580,207	89.4%	85.4%
Rhode Island	1	719	730	75,841	75,521	86.9%	88.2%
South Carolina	4	2,173	2,175	253,406	253,406	87.7%	84.5%
Tennessee	2	992	990	148,155	148,475	84.5%	85.0%
Texas	16	10,199	10,249	1,142,856	1,143,325	87.8%	86.2%
Utah	3	1,546	1,539	211,263	210,636	84.2%	88.3%
Virginia	4	2,838	2,837	271,407	271,457	90.0%	86.5%
Washington	4	2,543	2,554	308,015	308,015	83.3%	88.8%
Total Wholly-Owned Stabilized	248	167,745	168,517	17,646,362	17,608,285	86.1%	83.9%

Joint-venture properties
Alabama	3	1,705	1,707	205,638	205,958	89.1%	83.9%
Arizona	11	6,833	6,834	751,711	751,614	83.1%	83.0%
California	82	59,040	59,066	6,077,195	6,083,110	85.6%	85.4%
Colorado	2	1,318	1,331	158,643	158,433	86.7%	85.9%
Connecticut	8	5,984	5,993	691,901	693,285	84.0%	79.6%
Delaware	1	582	587	71,735	71,655	92.2%	90.2%
Florida	27	22,065	22,319	2,285,665	2,295,209	81.9%	79.1%
Georgia	3	1,859	1,870	243,381	245,270	82.9%	81.7%
Illinois	9	6,446	6,438	693,715	694,104	84.9%	83.7%
Indiana	7	2,773	2,771	366,403	366,173	87.7%	82.9%
Kansas	3	1,221	1,213	163,750	160,600	81.9%	82.7%
Kentucky	4	2,276	2,279	269,257	269,044	87.0%	85.3%
Maryland	14	11,000	11,073	1,085,938	1,083,008	88.6%	85.7%
Massachusetts	17	9,234	9,218	1,049,716	1,045,895	84.5%	82.3%
Michigan	10	5,924	5,936	784,623	784,703	86.6%	84.5%
Missouri	2	960	956	118,045	117,695	84.8%	85.5%
Nevada	8	5,379	5,394	693,563	694,623	84.1%	83.1%
New Hampshire	3	1,321	1,318	138,234	137,754	84.8%	86.2%
New Jersey	21	15,648	15,671	1,645,406	1,647,450	85.3%	82.4%
New Mexico	9	4,670	4,683	542,699	542,894	86.0%	83.2%
New York	21	21,633	21,655	1,734,779	1,735,860	88.1%	86.4%
Ohio	13	5,856	5,857	872,430	871,040	84.2%	81.2%
Oregon	2	1,292	1,292	136,610	136,660	88.8%	84.7%
Pennsylvania	11	8,921	8,918	874,366	872,963	88.1%	86.6%
Rhode Island	2	1,075	1,092	128,075	129,875	73.5%	68.9%
Tennessee	25	13,807	13,836	1,820,964	1,821,491	84.9%	84.6%
Texas	22	13,775	13,888	1,807,339	1,809,035	84.7%	83.6%
Utah	1	523	520	59,250	59,000	92.8%	90.3%
Virginia	17	12,009	11,995	1,267,503	1,266,843	90.2%	87.8%
Washington	1	548	545	62,730	62,730	88.1%	89.2%
Washington, DC	1	1,533	1,536	102,003	102,003	97.2%	92.6%
Total Stabilized Joint-Ventures	360	247,210	247,791	26,903,267	26,915,977	85.6%	84.0%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2010(1)	Number of Units as of June 30, 2009	Net Rentable Square Feet as of June 30, 2010(2)	Net Rentable Square Feet as of June 30, 2009	Square Foot Occupancy % June 30, 2010	Square Foot Occupancy % June 30, 2009

Managed properties
Alabama	2	781	825	95,539	95,175	93.6%	92.8%
California	6	3,376	3,384	399,735	399,295	71.3%	70.4%
Colorado	5	339	339	31,629	31,639	96.5%	92.6%
Georgia	6	2,693	2,715	400,657	404,165	75.3%	71.4%
Illinois	4	2,318	2,320	261,249	261,666	73.7%	74.3%
Indiana	1	502	502	55,425	55,425	88.6%	71.4%
Kansas	3	1,506	1,519	225,750	226,370	82.6%	73.0%
Kentucky	1	532	539	66,000	65,900	88.9%	77.0%
Maryland	13	8,209	8,302	921,405	919,964	77.9%	73.2%
Massachusetts	2	2,110	2,144	190,019	190,119	76.1%	69.9%
Missouri	3	1,533	1,558	302,558	308,528	77.8%	79.9%
Nevada	2	1,576	1,576	170,775	171,555	80.9%	82.7%
New Jersey	5	3,327	3,349	320,404	319,484	86.3%	78.0%
New Mexico	2	1,104	1,107	131,782	131,797	91.1%	88.3%
New York	1	703	704	83,955	77,955	84.2%	81.9%
Ohio	4	1,087	1,098	161,760	167,060	65.4%	57.3%
Pennsylvania	20	8,372	8,386	1,019,131	1,018,991	69.4%	60.5%
South Carolina	1	403	400	55,337	50,297	82.6%	71.6%
Tennessee	2	884	881	131,440	130,940	88.7%	89.5%
Texas	4	2,150	2,242	301,318	301,519	85.9%	84.2%
Utah	1	371	371	46,805	46,855	98.6%	98.2%
Virginia	4	2,765	2,767	274,223	270,183	86.4%	84.9%
Washington, DC	2	1,263	1,255	112,459	111,759	92.7%	87.2%
Total Stabilized Managed Properties	104	47,904	48,283	5,759,355	5,756,641	78.0%	74.1%

Total Stabilized Properties	712	462,859	464,591	50,308,984	50,280,903	84.8%	82.6%

(1) Represents unit count as of June 30, 2010, which may differ from June 30, 2009 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2010, which may differ from June 30, 2009 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of June 30, 2010 and 2009. The information as of June 30, 2009 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2010 were under our control as of June 30, 2009.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2010(1)	Number of Units as of June 30, 2009	Net Rentable Square Feet as of June 30, 2010(2)	Net Rentable Square Feet as of June 30, 2009	Square Foot Occupancy % June 30, 2010	Square Foot Occupancy % June 30, 2009
Wholly-owned properties
California	11	8,122	3,599	857,163	381,753	44.4%	41.0%
Florida	4	3,603	816	349,610	71,545	26.6%	26.3%
Illinois	4	2,577	2,727	276,435	276,435	58.0%	36.6%
Maryland	3	2,221	1,397	236,877	149,937	44.4%	40.1%
Massachusetts	1	601	539	73,550	76,130	63.9%	51.4%
New Jersey	3	1,911	1,348	184,295	117,398	53.7%	37.2%
Oregon	1	744	—	75,995	—	28.0%	0.0%
Tennessee	1	634	434	67,110	52,803	90.1%	91.1%
Total Wholly-Owned Lease up	32	22,456	12,697	2,339,936	1,309,772	47.1%	43.7%

Joint-venture properties
California	6	4,184	2,141	440,629	236,422	52.1%	57.0%
Illinois	2	1,209	1,026	121,052	107,836	55.4%	55.1%
Maryland	1	854	853	71,349	71,349	86.0%	79.1%
Total Lease up Joint-Ventures	9	6,247	4,020	633,030	415,607	56.6%	60.3%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2010(1)	Number of Units as of June 30, 2009	Net Rentable Square Feet as of June 30, 2010(2)	Net Rentable Square Feet as of June 30, 2009	Square Foot Occupancy % June 30, 2010	Square Foot Occupancy % June 30, 2009

Managed properties
California	2	1,739	1,595	236,239	189,276	60.6%	52.8%
Colorado	1	509	531	61,070	60,995	94.7%	68.8%
Florida	11	7,817	4,545	754,170	446,352	31.0%	16.4%
Georgia	6	3,596	3,584	535,236	533,716	49.9%	37.2%
Illinois	4	2,736	2,426	231,312	212,717	58.0%	58.4%
Massachusetts	2	1,204	645	123,308	70,000	39.7%	21.6%
New Jersey	1	850	860	78,295	77,905	69.7%	54.6%
New York	1	909	574	46,197	37,600	31.9%	0.0%
Pennsylvania	2	1,991	1,990	173,019	173,044	49.9%	30.2%
Rhode Island	1	985	—	90,995	—	14.5%	0.0%
South Carolina	1	767	—	76,875	—	20.9%	0.0%
Tennessee	1	506	508	69,550	69,550	63.6%	53.7%
Texas	1	934	—	103,350	—	11.9%	0.0%
Utah	1	654	659	75,601	75,477	74.3%	34.6%
Virginia	1	464	476	63,709	63,809	57.3%	32.9%
Total Lease up Managed Properties	36	25,661	18,393	2,718,926	2,010,441	44.8%	36.4%

Total Lease up Properties	77	54,364	35,110	5,691,892	3,735,820	47.1%	41.6%

(1) Represents unit count as of June 30, 2010, which may differ from June 30, 2009 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2010, which may differ from June 30, 2009 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2010 and 2009

Overview

Results for the three and six months ended June 30, 2010 include the operations of 649 properties (281 of which were consolidated and 368 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2009, which included the operations of 628 properties (285 of which were consolidated and 343 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues:
Property rental	$56,786	$58,705	$(1,919)	(3.3)%	$112,929	$118,114	$(5,185)	(4.4)%
Management and franchise fees	5,653	5,275	378	7.2%	11,205	10,494	711	6.8%
Tenant reinsurance	6,338	5,085	1,253	24.6%	12,230	9,704	2,526	26.0%
Total revenues	$68,777	$69,065	$(288)	(0.4)%	$136,364	$138,312	$(1,948)	(1.4)%

Property Rental — The decreases in property rental revenues for the three and six months ended June 30, 2010 consist primarily of decreases of $4,130 and $7,422, respectively associated with the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010.  There were additional decreases in revenues of $359 and $701, respectively, relating to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010.  These decreases were offset by increases in revenues of $1,395 and $2,507, respectively relating to increases in occupancy at our lease-up properties and $276 and $449, respectively, relating to acquisitions completed during 2009 and 2010.  Rental revenue at our stabilized properties increased by $897 during the three months ended June 30, 2010 as a result of increases in occupancy and rental rates to incoming customers during the quarter. The rental income at our stabilized properties for the six months ended June 30, 2010 was $19 lower compared to the prior year as a result of lower rental rates during the first quarter of 2010.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees, and unconsolidated joint ventures. The increase in management and franchise fees is related to the additional fees earned from the new joint venture with Harrison Street and to the increase in third-party managed properties compared to the same period in the prior year.  We managed 140 third-party properties as of June 30, 2010 compared to 110 third-party properties as of June 30, 2009.

Tenant Reinsurance — The increase in tenant reinsurance revenues is due to the increase of overall customer participation to approximately 59% at June 30, 2010 compared to approximately 53% at June 30, 2009.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Expenses:
Property operations	$20,941	$21,567	$(626)	(2.9)%	$42,897	$44,434	$(1,537)	(3.5)%
Tenant reinsurance	1,457	1,471	(14)	(1.0)%	2,680	2,732	(52)	(1.9)%
Unrecovered development and acquisition costs	142	18,801	(18,659)	(99.2)%	212	18,883	(18,671)	(98.9)%
Severance costs	—	1,400	(1,400)	(100.0)%	—	1,400	(1,400)	(100.0)%
General and administrative	11,229	10,612	617	5.8%	22,285	21,203	1,082	5.1%
Depreciation and amortization	12,202	12,840	(638)	(5.0)%	24,621	25,363	(742)	(2.9)%
Total expenses	$45,971	$66,691	$(20,720)	(31.1)%	$92,695	$114,015	$(21,320)	(18.7)%

Property Operations — The decreases in property operations expense during the three and six months ended June 30, 2010 consist primarily of decreases of $1,472 and $2,639, respectively, related to the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010 and $243 and $488, respectively, related to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010.  These decreases were offset by increases in expenses of $1,089 and $1,590, for the three and six months ended June 30, 2010, respectively, primarily related to the addition of properties through acquisition and development.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance, and has remained fairly stable when compared to the prior year.

Unrecovered Development and Acquisition Costs — Unrecovered development and acquisition costs for the three and six months ended June 30, 2010 relate to unsuccessful development activities and costs associated with the acquisition of properties during the periods indicated.  The costs for three and six months ended June 30, 2009 represent costs associated with the wind-down of the Company’s development program.  On June 2, 2009, the Company announced that it had begun a wind-down of its development program, and as a result of this decision, the Company recorded $18,883 of impairment charges in order to write down the carrying value of undeveloped land, development projects that will be completed, and investments in development projects to their estimated fair values less costs to sell.

Severance Costs — On June 2, 2009, the Company announced that it had begun a wind-down of its development program.  As a result of this decision, the Company recorded severance costs of $1,400.  There were no severance costs for the three and six months ended June 30, 2010.

General and Administrative — The increase in general and administrative expenses for the three and six months ended June 30, 2010 was primarily due to the overall cost associated with the management of additional third-party properties.  We managed 140 third-party properties as of June 30, 2010 compared to 110 third-party properties as of June 30, 2009.

Depreciation and Amortization — Depreciation and amortization expense decreased as a result of the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010.  This decrease was partially offset by the additional depreciation on new properties added through acquisition and development.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Other revenue and expenses:
Interest expense	$(16,233)	$(15,816)	$(417)	2.6%	$(33,507)	$(31,611)	$(1,896)	6.0%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(416)	(563)	147	(26.1)%	(820)	(1,404)	584	(41.6)%
Interest income	211	321	(110)	(34.3)%	536	853	(317)	(37.2)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	—	—	2,425	2,425	—	—
Gain on repurchase of exchangeable senior notes	—	5,093	(5,093)	(100.0)%	—	27,576	(27,576)	(100.0)%
Equity in earnings of real estate ventures	1,559	1,641	(82)	(5.0)%	3,060	3,536	(476)	(13.5)%
Income tax expense	(1,214)	(943)	(271)	28.7%	(2,259)	(1,591)	(668)	42.0%
Total other revenue (expense)	$(14,881)	$(9,055)	$(5,826)	64.3%	$(30,565)	$(216)	$(30,349)	14,050.5%

Interest Expense — The increase in interest expense for the three and six months ended June 30, 2010 was primarily the result of higher interest rates on new loans obtained in 2010 and 2009.  This increase was offset by a decrease of $1,718 and $3,050, respectively, for the three and six months ended June 30, 2010 relating to the deconsolidation of the debt related to the 19 properties sold to an unconsolidated joint venture with Harrison Street on January 21, 2010 and the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — The decrease in non-cash interest expense related to the amortization of discount on exchangeable senior notes for the three and six months ended June 30, 2010 was due to our repurchase of $114,500 in aggregate principal amount of our exchangeable senior notes during the first and second quarter of 2009.  The discount associated with the repurchased notes was written off as a result of these repurchases, which decreased the ongoing amortization of the discount in 2010 when compared to 2009.

Interest Income — The decrease in interest income is primarily due to a decrease in the average interest rate on our invested cash when compared to the same period in the prior year, along with a decrease in the average cash balance.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Gain on Repurchase of Exchangeable Senior Notes — The 2009 amounts represents the gain recorded on the repurchase of $114,500 total principal amount of our exchangeable senior notes in March and May 2009.  There were no repurchases of exchangeable senior notes during the three and six months ended June 30, 2010.

Equity in Earnings of Real Estate Ventures — The decrease in equity in earnings of real estate ventures for the three and six months ended June 30, 2010 are due primarily to the deconsolidation of five lease-up properties effective January 1, 2010.

Income Tax Expense — The increase in income tax expense relates to the increased profitability of Extra Space Management Inc., our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership	$(1,507)	$(1,369)	$(138)	10.1%	$(2,986)	$(3,175)	$189	(6.0)%
Net (income) loss allocated to Operating Partnership and other non-controlling interests	(238)	509	(747)	(146.8)%	(370)	(828)	458	(55.3)%
Total income allocated to noncontrolling interests:	$(1,745)	$(860)	$(885)	102.9%	$(3,356)	$(4,003)	$647	(16.2)%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred Operating Partnership as of June 30, 2010 and 2009 equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% of the remaining net income (loss) allocated after the adjustment for the fixed distribution paid.

Net (Income) Loss Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of June 30, 2010 and 2009 represents approximately 3.9% and 4.6%, respectively, of net income (loss) after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Loss allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common stockholders	$6,180	$(7,541)	$9,748	$20,078

Adjustments:
Real estate depreciation	11,494	11,554	23,153	22,984
Amortization of intangibles	94	725	277	1,248
Joint venture real estate depreciation and amortization	2,255	1,414	4,009	2,809
Joint venture loss on sale of properties	—	188	—	188
Distributions paid on Preferred Operating Partnership units	(1,437)	(1,437)	(2,875)	(2,875)
Income allocated to Operating Partnership noncontrolling interests	1,762	1,082	3,390	4,473

Funds from operations	$20,348	$5,985	$37,702	$48,905

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

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2010	2009	Change	2010	2009	Change
Same-store rental and tenant reinsurance revenues	$55,840	$54,571	2.3%	$110,575	$109,843	0.7%
Same-store operating and tenant reinsurance expenses	19,052	18,801	1.3%	38,812	38,977	(0.4)%
Same-store net operating income	$36,788	$35,770	2.8%	$71,763	$70,866	1.3%

Non same-store rental and tenant reinsurance revenues	$7,284	$9,219	(21.0)%	$14,584	$17,975	(18.9)%
Non same-store operating and tenant reinsurance expenses	$3,346	$4,237	(21.0)%	$6,765	$8,189	(17.4)%

Total rental and tenant reinsurance revenues	$63,124	$63,790	(1.0)%	$125,159	$127,818	(2.1)%
Total operating and tenant reinsurance expenses	$22,398	$23,038	(2.8)%	$45,577	$47,166	(3.4)%

Same-store square foot occupancy as of quarter end	86.2%	84.0%		86.2%	84.0%

Properties included in same-store	246	246		246	246

The increases in same-store rental revenues for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 were due primarily to increased rental rates to incoming and existing customers.  The increase in same-store operating expenses for the three months ended June 30, 2010 as compared to June 30, 2009 was primarily due to increased property taxes partially offset by decreases to utilities and property insurance.  The decrease in same-store operating expenses for the six months ended June 30, 2010 as compared to June 30, 2009 was primarily due to decreased utilities and property insurance.

CASH FLOWS

Cash flows provided by operating activities were $46,071 and $49,132, respectively, for the six months ended June 30, 2010 and 2009. The decreases compared to the prior year primarily relate to the decreases in net income exclusive of the gain on sale of exchangeable notes, severance costs and unrecovered development and acquisition costs incurred in 2009.

Cash used in investing activities was $23,681 and $66,507 for the six months ended June 30, 2010 and 2009, respectively. The increases relate primarily to a decrease in cash used for the development of real estate assets of $24,987 when compared to the six months ended June 30, 2009.  Additionally, the Company received $15,750 of cash as a result of the sale of 19 properties into the joint venture with Harrison Street in January 2010.  There was also a decrease in cash used for the acquisition of real estate assets of $7,541 when compared to the prior year.

Cash used in financing activities was $125,986 for the six months ended June 30, 2010, compared to cash provided by financing activities of $84,954 for the six months ended June 30, 2009.  The decrease in cash provided by financing activities is primarily the result of decreased proceeds from notes payable and lines of credit in the current year of $173,453 when compared to the prior year.  Additionally, the Company paid an additional $129,055 of principal payments on notes payable and lines of credit during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.  These decreases were offset by cash outflows of $80,853 paid by the Company during the six months ended June 30, 2009 to repurchase exchangeable senior notes, compared to no repurchases of exchangeable senior notes during the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $28,354 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2010 and 2011 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2009 and the first six months of 2010 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

On June 4, 2010, we entered into a $45,000 Third Credit Line that is collateralized by mortgages on certain lease-up real estate assets and matures on May 31, 2013 with a two-year extension option available.  We intend to use the proceeds of the Third Credit Line to repay debt and for general corporate purposes.  The Third Credit Line has an interest rate of LIBOR plus 350 basis points (3.85% at June 30, 2010).  The Third Credit Line is guaranteed by the Company.  As of June 30, 2010, the Credit Line had $19,200 of capacity based on the lease-up of the assets collateralizing the Third Credit Line.  At June 30, 2010, $0 was drawn on the Third Credit Line.

On February 13, 2009, we entered into a $50,000 Secondary Credit Line that is collateralized by mortgages on certain real estate assets and matures on February 13, 2012.  We intend to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 325 basis points (3.60% at June 30, 2010).  As of June 30, 2010, $40,000 was drawn on the Secondary Credit Line.  The Secondary Credit Line is guaranteed by the Company.

On October 19, 2007, we entered into a $100,000 Credit Line. The outstanding balance on the Credit Line at June 30, 2010 was $100,000.  We intend to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios (1.35% at June 30, 2010). The Credit Line is collateralized by mortgages on certain real estate assets and matures on October 31, 2010 with two one-year extensions available.

As of June 30, 2010, we had $1,184,419 of debt, resulting in a debt to total capitalization ratio of 48.1%.  As of June 30, 2010, the ratio of total fixed rate debt and other instruments to total debt was 70.6% (including $126,894 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at June 30, 2010 was 5.0%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2010.

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

Our liquidity needs consist primarily of cash distributions to stockholders, facility development, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We may from time to time seek to repurchase or redeem our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow or cash balances will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of June 30, 2010:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$60,384	$6,024	$10,071	$7,695	$36,594
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	467,979	58,661	103,719	76,451	229,148
Principal	1,184,419	117,445	273,894	211,374	581,706
Total contractual obligations	$1,712,782	$182,130	$387,684	$295,520	$847,448

At June 30, 2010, the weighted-average interest rate for all fixed rate loans was 5.6%, and the weighted-average interest rate for all variable rate loans was 3.5%.

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

As of June 30, 2010, we had $1.2 billion in total debt, of which $348.0 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $2.1 million annually.

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

The fair values of our notes receivable and our fixed rate notes payable are as follows:

	June 30, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$118,382	$100,000	$112,740	$100,000
Fixed rate notes payable and notes payable to trusts	$836,720	$748,770	$1,067,653	$1,015,063
Exchangeable senior notes	$124,384	$87,663	$110,122	$87,663

ITEM 4. CONTROLS AND PROCEDURES

(1)           Disclosure Controls and Procedures

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

(2)           Changes in internal control over financial reporting

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
101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Equity, (4) the Consolidated Statements of Cash Flows and (5) related notes to these financial statements, tagged as blocks of text.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: August 6, 2010	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)