Form 10-Q
period 2010-09-30
Extra Space Storage Inc.
filed 2010-11-05
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 29, 2010 was 87,546,587.

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

•                  difficulties in our ability to evaluate, finance, complete and integrate acquisitions and developments successfully and to lease up those properties, which could adversely affect our profitability;

•                  potential liability for uninsured losses and environmental contamination;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,873,161	$2,015,432
Real estate under development	29,537	34,427
Net real estate assets	1,902,698	2,049,859

Investments in real estate ventures	144,121	130,449
Cash and cash equivalents	21,798	131,950
Restricted cash	32,893	39,208
Receivables from related parties and affiliated real estate joint ventures	24,593	5,114
Other assets, net	49,047	50,976
Total assets	$2,175,150	$2,407,556

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$851,812	$1,099,593
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Discount on exchangeable senior notes	(2,633)	(3,869)
Lines of credit	115,000	100,000
Accounts payable and accrued expenses	37,445	33,386
Other liabilities	32,241	24,974
Total liabilities	1,241,118	1,461,337

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 87,545,312 and 86,721,841 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	875	867
Paid-in capital	1,146,903	1,138,243
Accumulated other comprehensive deficit	(8,530)	(1,056)
Accumulated deficit	(262,666)	(253,875)
Total Extra Space Storage Inc. stockholders’ equity	876,582	884,179
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,701	29,886
Noncontrolling interests in Operating Partnership	26,608	31,381
Other noncontrolling interests	1,141	773
Total noncontrolling interests and equity	934,032	946,219
Total liabilities, noncontrolling interests and equity	$2,175,150	$2,407,556

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues:
Property rental	$59,332	$60,380	$172,261	$178,494
Management and franchise fees	5,851	5,191	17,056	15,685
Tenant reinsurance	6,796	5,542	19,026	15,246
Total revenues	71,979	71,113	208,343	209,425

Expenses:
Property operations	21,334	23,022	64,231	67,456
Tenant reinsurance	1,736	1,264	4,416	3,996
Unrecovered development and acquisition costs	211	22	423	18,905
Loss on sublease	2,000	—	2,000	—
Severance costs	—	—	—	1,400
General and administrative	10,618	9,791	32,903	30,994
Depreciation and amortization	12,519	13,797	37,140	39,160
Total expenses	48,418	47,896	141,113	161,911

Income from operations	23,561	23,217	67,230	47,514

Interest expense	(15,702)	(17,697)	(49,209)	(49,308)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(416)	(430)	(1,236)	(1,834)
Interest income	178	245	714	1,098
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	3,638	3,638
Gain on repurchase of exchangeable senior notes	—	—	—	27,576
Income before equity in earnings of real estate ventures and income tax expense	8,834	6,548	21,137	28,684

Equity in earnings of real estate ventures	1,736	1,752	4,796	5,288
Income tax expense	(1,088)	(726)	(3,347)	(2,317)
Net income	9,482	7,574	22,586	31,655
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,524)	(1,506)	(4,510)	(4,681)
Net income allocated to Operating Partnership and other noncontrolling interests	(291)	(101)	(661)	(929)
Net income attributable to common stockholders	$7,667	$5,967	$17,415	$26,045

Net income per common share
Basic	$0.09	$0.07	$0.20	$0.30
Diluted	$0.09	$0.07	$0.20	$0.30

Weighted average number of shares
Basic	87,484,731	86,437,877	87,244,161	86,260,442
Diluted	92,189,852	91,548,984	91,969,869	91,321,503

Cash dividends paid per common share	$0.10	$—	$0.30	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
							Accumulated
	Preferred Operating	Operating				Paid-in	Other Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2009	$29,886	$31,381	$773	86,721,841	$867	$1,138,243	$(1,056)	$(253,875)	$946,219

Issuance of common stock upon the exercise of options	—	—	—	442,990	4	5,097	—	—	5,101
Restricted stock grants issued	—	—	—	442,330	4	—	—	—	4
Restricted stock grants cancelled	—	—	—	(61,849)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	3,457	—	—	3,457
Deconsolidation of noncontrolling interests	—	—	104	—	—	—	—	—	104
Redemption of Operating Partnership units for cash	—	(4,116)	—	—	—	—	—	—	(4,116)
Investments from other noncontrolling interests	—	—	87	—	—	—	—	—	87
Purchase of noncontrolling interest	—	—	223	—	—	—	—	—	223
Comprehensive income:
Net income (loss)	4,510	707	(46)	—	—	—	—	17,415	22,586
Change in fair value of interest rate swap	(85)	(303)	—	—	—	—	(7,474)	—	(7,862)
Total comprehensive income									14,724
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	995	—	—	995
Tax effect from contribution of property to Taxable REIT Subsidiary	—	—	—	—	—	(889)	—	—	(889)
Distributions to Operating Partnership units held by noncontrolling interests	(4,610)	(1,061)	—	—	—	—	—	—	(5,671)
Dividends paid on common stock at $0.30 per share	—	—	—	—	—	—	—	(26,206)	(26,206)
Balances at September 30, 2010	$29,701	$26,608	$1,141	87,545,312	$875	$1,146,903	$(8,530)	$(262,666)	$934,032

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$22,586	$31,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,140	39,160
Amortization of deferred financing costs	3,323	2,978
Non-cash interest expense related to amortization of discount on exchangeable senior notes	1,236	1,834
Gain on repurchase of exchangeable senior notes	—	(27,576)
Compensation expense related to stock-based awards	3,457	2,952
Non-cash unrecovered development and acquisition costs	—	18,905
Loss on sublease	2,000	—
Severance costs	—	1,400
Distributions from real estate ventures in excess of earnings	4,830	4,665
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(1,237)	(10,610)
Other assets	(2,162)	(3,934)
Accounts payable and accrued expenses	2,059	4,176
Other liabilities	1,498	487
Net cash provided by operating activities	74,730	66,092

Cash flows from investing activities:
Acquisition of real estate assets	(24,648)	(27,378)
Development and construction of real estate assets	(28,523)	(57,905)
Proceeds from sale of properties to joint venture (Note 4)	15,750	4,652
Investments in real estate ventures	(9,371)	(2,535)
Return of investment in real estate ventures	7,432	—
Change in restricted cash	6,315	(3,395)
Purchase of equipment and fixtures	(1,450)	(799)
Net cash used in investing activities	(34,495)	(87,360)

Cash flows from financing activities:
Repurchase of exchangeable senior notes	—	(80,853)
Proceeds from notes payable and lines of credit	131,124	382,879
Principal payments on notes payable and lines of credit	(248,032)	(207,981)
Deferred financing costs	(2,674)	(6,697)
Investments from other noncontrolling interests	87	—
Redemption of Operating Partnership units held by noncontrolling interest	(4,116)	(1,908)
Net proceeds from exercise of stock options	5,101	—
Dividends paid on common stock	(26,206)	(21,526)
Distributions to noncontrolling interests in Operating Partnership	(5,671)	(5,626)
Net cash provided by (used in) financing activities	(150,387)	58,288
Net increase (decrease) in cash and cash equivalents	(110,152)	37,020
Cash and cash equivalents, beginning of the period	131,950	63,972
Cash and cash equivalents, end of the period	$21,798	$100,992

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$45,593	$46,006

Supplemental schedule of noncash investing and financing activities:
Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$(42,739)	$—
Investments in real estate ventures	404	—
Receivables from related parties and affiliated real estate joint ventures	21,142	—
Other assets and other liabilities	(51)	—
Notes payable	21,348	—
Other noncontrolling interests	(104)	—
Conversion of Operating Partnership units held by noncontrolling interests for common stock	$—	$1,003
Acquisitions of real estate assets
Real estate assets, net	$6,475	$—
Notes payable	(6,475)	—

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At September 30, 2010, the Company had direct and indirect equity interests in 652 operating storage facilities.  In addition, the Company managed 157 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 809 located in 34 states and Washington, D.C.

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities.  As of September 30, 2010, there were six development projects in process that the Company expects to complete by the end of the second quarter of 2011. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self storage facilities.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) 810, “Consolidation,”  which amended guidance for determining whether an entity is a variable interest entity (“VIE”), and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  This guidance became effective for the first annual reporting period that began after November 15, 2009, with early adoption prohibited.  The Company adopted this guidance effective January 1, 2010 and reviewed the terms for all joint ventures in relation to the new guidance.  As a result of this analysis, the Company determined that five joint ventures that were consolidated under the previous accounting guidance should be deconsolidated as of January 1, 2010.  The assets and liabilities associated with these joint ventures were removed from the Company’s financial statements and the Company’s investments in these joint ventures were recorded under the equity method of accounting during the three and nine months ended September 30, 2010.

Reclassifications

Certain amounts in the 2009 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other liabilities - Swap Agreement 1	$(2,351)	$—	$(2,351)	$—
Other liabilities - Swap Agreement 2	(1,909)	—	(1,909)	—
Other liabilities - Swap Agreement 3	(957)	—	(957)	—
Other liabilities - Swap Agreement 4	(679)	—	(679)	—
Other liabilities - Swap Agreement 5	(1,063)	—	(1,063)	—
Other liabilities - Swap Agreement 6	(2,014)	—	(2,014)	—
Total	$(8,973)	$—	$(8,973)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010.

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

The Company treats property acquisitions as businesses and records the related assets and liabilities at their fair values as of the acquisition date.  Acquisition-related transaction costs are expensed as incurred. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the Company’s historical experience with turnover in its facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates.

On June 2, 2009, the Company announced the wind-down of its development activities.  As a result of this decision, the Company reviewed its properties under construction, unimproved land and its investments in development joint ventures for potential impairments.  This review included the preparation of updated models based on current market conditions, obtaining appraisals and reviewing recent sales and list prices of undeveloped land and mature self storage facilities.  Based on this review, the Company identified certain assets as being impaired.  The impairments relating to long lived assets where the Company intends to complete the development and hold the assets are the result of the estimated future undiscounted cash flows being less than the current carrying value of the assets.  The Company compared the carrying value of certain undeveloped land and seven vacant condominiums that the Company intends to sell to the fair value of similar undeveloped land and condominiums.  For the assets that the Company intends to sell, where the current estimated fair market value less costs to sell was below the carrying value, the Company reduced the carrying value of the assets to the current fair market value less selling costs and recorded an impairment charge.  These assets are classified as held for sale.  The impairments relating to investments in development joint ventures are the result of the Company comparing the estimated current fair value to the carrying value of the investment.  For those investments in development joint ventures where the current estimated fair market value was below the carrying value, the Company reduced the investment to the current fair market value through an impairment charge.  Losses relating to changes in fair value have been included in unrecovered development and acquisition costs on the Company’s condensed consolidated statements of operations.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and notes payable to trusts, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009 approximate fair value. The fair values of the Company’s notes receivable and fixed rate notes payable and notes payable to trusts are as follows:

	September 30, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$117,782	$100,000	$112,740	$100,000
Fixed rate notes payable and notes payable to trusts	$733,423	$677,678	$1,067,653	$1,015,063
Exchangeable senior notes	$122,918	$87,663	$110,122	$87,663

3.     NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average common shares outstanding including unvested share based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted net income per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those which reduce earnings per share, are included.

The Company’s Operating Partnership has $87,663 of exchangeable senior notes issued and outstanding as of September 30, 2010 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at September 30, 2010, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the third quarter of 2010; therefore holders of the exchangeable senior notes may not elect to convert them during the fourth quarter of 2010.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, ASC 260, “Earnings per Share,” requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computations for the three and nine months ended September 30, 2010 or 2009 because there was no excess over the accreted principal for these periods.

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

For the three months ended September 30, 2010 and 2009, options to purchase 1,161,799 and 4,458,370 shares of common stock and for the nine months ended September 30, 2010 and 2009, options to purchase 2,187,449 and 5,237,237 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to common stockholders	$7,667	$5,967	$17,415	$26,045
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	1,827	1,777	5,217	6,250
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)	(4,313)	(4,313)
Net income for diluted computations	$8,056	$6,306	$18,319	$27,982

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	87,484,731	86,437,877	87,244,161	86,260,442
Operating Partnership units	3,356,963	3,917,941	3,356,963	3,917,941
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Dilutive and cancelled stock options	358,178	203,186	378,765	153,140
Average number of common shares outstanding - diluted	92,189,852	91,548,984	91,969,869	91,321,503

Net income per common share
Basic	$0.09	$0.07	$0.20	$0.30
Diluted	$0.09	$0.07	$0.20	$0.30

4.     REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	September 30, 2010	December 31, 2009

Land - operating	$476,355	$501,674
Land - development	24,284	32,635
Buildings and improvements	1,585,480	1,675,340
Intangible assets - tenant relationships	31,214	33,463
Intangible lease rights	6,150	6,150
	2,123,483	2,249,262
Less: accumulated depreciation and amortization	(250,322)	(233,830)
Net operating real estate assets	1,873,161	2,015,432
Real estate under development	29,537	34,427
Net real estate assets	$1,902,698	$2,049,859

Real estate assets held for sale included in net real estate assets	$11,275	$11,275

Real estate assets held for sale include five parcels of vacant land and seven vacant condominiums.

On January 21, 2010, the Company entered into a joint venture with Harrison Street Real Estate Capital, LLC (“Harrison Street”).  Harrison Street contributed $15,750 in cash to the joint venture in return for a 50% ownership interest.  The Company contributed 19 wholly-owned properties with a fair market value of approximately $132,000 and received $15,750 in cash and a 50% ownership interest in the joint venture.  There was no step up in basis for the 50% ownership retained by the Company.  The joint venture assumed $101,000 of existing debt which is secured by the properties. The properties are located in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia.  The Company deconsolidated the 19 properties as of the acquisition date and will continue to manage the properties in exchange for a management fee.

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

5.     PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the nine months ended September 30, 2010, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid				Acquisition Date Fair Value
						Net
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Loan Assumed	Liabilities (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
New York	1	5/21/2010	$9,629	$3,231	$6,475	$(77)	$2,802	$6,536	$220	$71	Unrelated third party
Georgia	3	6/17/2010	7,661	7,551	—	110	2,769	4,487	318	87	Unrelated third party
Florida	1	7/15/2010	2,787	2,759	—	28	625	2,133	19	10	Unrelated third party
Alabama	2	8/23/2010	2,593	2,534	—	59	416	2,033	140	4	Unrelated third party

The Company treats property acquisitions as businesses and records the related assets and liabilities at their fair values as of the acquisition date.  Acquisition-related transaction costs are expensed as incurred.

6.     INVESTMENTS IN REAL ESTATE VENTURES

Investments in real estate ventures consisted of the following:

	Equity	Excess Profit	Investment balance at
	Ownership %	Participation %	September 30, 2010	December 31, 2009

Extra Space West One LLC (“ESW”)	5%	40%	$1,198	$1,175
Extra Space West Two LLC (“ESW II”)	5%	40%	4,645	4,749
Extra Space Northern Properties Six LLC (“ESNPS”)	10%	35%	1,184	1,388
Extra Space of Santa Monica LLC (“ESSM”)	48%	48%	2,919	2,419
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,210	3,245
HSRE-ESP IA, LLC (“HSRE”)	50%	50%	12,691	—
PRISA Self Storage LLC (“PRISA”)	2%	17%	11,510	11,907
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	9,912	10,239
PRISA III Self Storage LLC (“PRISA III”)	5%	20%	3,643	3,793
VRS Self Storage LLC (“VRS”)	45%	54%	44,824	45,579
WCOT Self Storage LLC (“WCOT”)	5%	20%	4,849	4,983
Storage Portfolio I LLC (“SP I”)	25%	25-40%	15,095	16,049
Storage Portfolio Bravo II (“SPB II”)	20%	20-45%	14,828	15,104
Extra Space Joint Ventures with Everest Real Estate Fund (“Everest”)	10-58%	35-50%	5,517	1,558
U-Storage de Mexico S.A. and related entities (“U-Storage”)	40%	40%	6,140	6,166
Other minority owned properties	10-70%	10-50%	1,956	2,095
			$144,121	$130,449

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation.  As of September 30, 2010, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

On June 15, 2010, the Company paid $193 to obtain an additional 7.2% percentage interest in ESSM, increasing the Company’s interest in the venture from 41.0% to 48.2%.

On June 28, 2010, the Company contributed $6,660 to ESW as a result of a capital call related to the joint venture’s repayment of its $16,650 loan.  On August 25, 2010, ESW closed on a new loan and on August 30, 2010, ESW returned $6,660 of investment capital to the Company.

The components of equity in earnings (losses) of real estate ventures consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Equity in earnings of ESW	$335	$294	$938	$878
Equity in losses of ESW II	(5)	(9)	(20)	(19)
Equity in earnings of ESNPS	69	119	177	215
Equity in losses of ESSM	(26)	(68)	(124)	(68)
Equity in earnings of Clarendon	118	101	309	285
Equity in losses of HSRE	(44)	—	(82)	—
Equity in earnings of PRISA	168	177	479	324
Equity in earnings of PRISA II	77	138	344	415
Equity in earnings of PRISA III	71	63	193	179
Equity in earnings of VRS	583	517	1,632	1,569
Equity in earnings of WCOT	65	56	184	184
Equity in earnings of SP I	268	183	675	648
Equity in earnings of SPB II	53	27	135	260
Equity in earnings (losses) of Everest	52	2	138	(23)
Equity in earnings (losses) of U-Storage	(31)	(8)	(26)	1
Equity in earnings (losses) of other minority owned properties	(17)	160	(156)	440
	$1,736	$1,752	$4,796	$5,288

Equity in earnings (losses) of ESW II, HSRE, SP I and SPB II and a minority owned property in Annapolis, Maryland includes the amortization of the Company’s excess purchase price of $26,075 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Variable Interests in Unconsolidated Real Estate Joint Ventures:

The Company has interests in four unconsolidated joint ventures with unrelated third parties which are VIEs (the “VIE JVs”).  The Company holds 18-70% equity interests in the VIE JVs, and has 50% of the voting rights in each of the VIE JVs.  Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures was not sufficient based on a qualitative and quantitative analysis performed by the Company.  The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE.  The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary.  Accordingly, these interests are recorded using the equity method.

The VIE JVs each own a single pre-stabilized self-storage property.  These joint ventures are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company.  The payables to the Company consist of amounts owed for expenses paid on behalf of the joint ventures by the Company as manager and mortgage notes payable to the Company.  The Company performs management services for the VIE JVs in exchange for a management fee of approximately 6% of cash collected by the properties.  The Company has not provided financial or other support during the periods presented to the VIE JVs that it was not previously contractually obligated to provide.

The Company guarantees the mortgage notes payable for the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of September 30, 2010 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures.  The Company believes that the risk of incurring a loss as a result of having to perform on the loan guarantees is unlikely and therefore no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

The following table compares the liability balance and the maximum exposure to loss related to the VIE JVs as of September 30, 2010:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Elk Grove	$—	527	4,811	2,820	$8,158	$(8,158)
ESS of Sacramento One LLC	—	(765)	5,000	5,348	9,583	(9,583)
ES of Washington Avenue LLC	—	405	6,129	2,896	9,430	(9,430)
ES of Franklin Blvd LLC	—	(304)	2,947	4,569	7,212	(7,212)
	$—	$(137)	$18,887	$15,633	$34,383	$(34,383)

The Company had no consolidated VIEs during the three and nine months ended September 30, 2010.

7.     OTHER ASSETS

The components of other assets are summarized as follows:

	September 30, 2010	December 31, 2009

Equipment and fixtures	$13,057	$11,836
Less: accumulated depreciation	(10,065)	(9,046)
Other intangible assets	3,343	3,303
Deferred financing costs, net	14,065	15,458
Prepaid expenses and deposits	7,856	5,173
Accounts receivable, net	12,007	15,086
Investments in Trusts	3,590	3,590
Deferred tax asset	5,194	5,576
	$49,047	$50,976

8.     NOTES PAYABLE

The components of notes payable are summarized as follows:

	September 30, 2010	December 31, 2009
Fixed Rate
Mortgage and construction loans with banks (inclulding loans subject to interest rate swaps) bearing interest at fixed rates between 4.2% and 7.3%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between June 2011 and August 2019.	$641,595	$895,473

Variable Rate

Mortgage and construction loans with banks bearing floating interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.5% (1.8% and 1.7% at September 30, 2010 and December 31, 2009, respectively) and LIBOR plus 4.0% (4.3% and 4.2% at September 30, 2010 and December 31, 2009, respectively). Interest rates based on Prime are between Prime plus 0.5% (3.8% at September 30, 2010 and December 31, 2009), and Prime plus 1.5% (4.8% at September 30, 2010 and December 31, 2009). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between December 2010 and May 2015.

	210,217	204,120

	$851,812	$1,099,593

Certain mortgage and construction loans with variable rate debt are subject to interest rate floors starting at 4.5%.  Real estate assets are pledged as collateral for the notes payable. Also, certain of these notes payable are cross-collateralized with other properties.  Of the Company’s $851,812 in notes payable outstanding as of September 30, 2010, $421,272 were recourse due to guarantees or other security provisions.  The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at September 30, 2010.

9.     DERIVATIVES

GAAP requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  A company must designate each qualifying hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in foreign operations.

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

The following table summarizes the terms of the Company’s derivative financial instruments at September 30, 2010:

Hedge Product	Hedge Type	Notional Amount	Strike	Effective Date	Maturity
Reverse Swap Agreement	Fair Value	$61,770	Libor plus 0.65%	10/31/2004	6/1/2009
Swap Agreement 1	Cash Flow	$63,000	4.24%	2/1/2009	6/30/2013
Swap Agreement 2	Cash Flow	$26,000	6.32%	7/1/2009	7/1/2014
Swap Agreement 3	Cash Flow	$8,462	6.98%	7/27/2009	6/27/2016
Swap Agreement 4	Cash Flow	$10,000	6.12%	11/2/2009	11/1/2014
Swap Agreement 5	Cash Flow	$20,700	5.80%	6/11/2010	6/1/2015
Swap Agreement 6	Cash Flow	$48,876	6.10%	7/1/2010	9/1/2014

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	Three months ended September 30,		Nine months ended September 30,
Type	Income (Expense)	2010	2009	2010	2009
Reverse Swap Agreement	Interest expense	$—	$—	$—	$916
Swap Agreement 1	Interest expense	(554)	(307)	(1,183)	(609)
Swap Agreement 2	Interest expense	(179)	(124)	(547)	(124)
Swap Agreement 3	Interest expense	(74)	(49)	(218)	(49)
Swap Agreement 4	Interest expense	(64)	—	(196)	—
Swap Agreement 5	Interest expense	(101)	—	(101)	—
Swap Agreement 6	Interest expense	(224)	—	(224)	—
		$(1,196)	$(480)	$(2,469)	$134

Information relating to the gains recognized on the swap agreements is as follows:

	Gain (loss)	Location of amounts	Gain (loss) reclassified from OCI
	recognized in OCI	reclassified from	Nine months ended
Type	September 30, 2010	OCI into income	September 30, 2010
Swap Agreement 1	$(2,351)	Interest expense	$(1,183)
Swap Agreement 2	(1,909)	Interest expense	(547)
Swap Agreement 3	(957)	Interest expense	(218)
Swap Agreement 4	(679)	Interest expense	(196)
Swap Agreement 5	(1,063)	Interest expense	(101)
Swap Agreement 6	(2,014)	Interest expense	(224)
	$(8,973)		$(2,469)

The Swap Agreements were highly effective for the nine months ended September 30, 2010.  The losses reclassified from other comprehensive income (“OCI”) in the preceding table represent the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the nine months ended September 30, 2010.

The balance sheet classification and carrying amounts of the interest rate swaps are as follows:

	Asset (Liability) Derivatives
	September 30, 2010		December 31, 2009
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments:	Location	Value	Location	Value
Swap Agreement 1	Other liabilities	$(2,351)	Other liabilities	$(340)
Swap Agreement 2	Other liabilities	(1,909)	Other liabilities	(478)
Swap Agreement 3	Other liabilities	(957)	Other liabilities	(244)
Swap Agreement 4	Other liabilities	(679)	Other liabilities	(49)
Swap Agreement 5	Other liabilities	(1,063)	N/A	—
Swap Agreement 6	Other liabilities	(2,014)	N/A	—
		$(8,973)		$(1,111)

10.  NOTES PAYABLE TO TRUSTS

During July 2005, ESS Statutory Trust III (the “Trust III”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40,000 of preferred securities which mature on July 31, 2035. In addition, the Trust III issued 1,238 of Trust common securities to the Operating Partnership for a purchase price of $1,238. On July 27, 2005, the proceeds from the sale of the preferred and common securities of $41,238 were loaned in the form of a note to the Operating Partnership (“Note 3”). Note 3 had a fixed rate of 6.91% through July 31, 2010, and is now payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 3, payable quarterly, will be used by the Trust III to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by the Trust with no prepayment premium on July 27, 2010.

During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $41,000 of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1,269. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42,269 were loaned in the form of a note to the Operating Partnership (“Note 2”). Note 2 had a fixed rate of 6.67% through June 30, 2010, and is now payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by the Trust with no prepayment premium on June 30, 2010.

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083 were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. Effective June 30, 2010, the Trust entered into an interest rate swap that fixes the interest rate to be paid at 5.62% and matures on June 30, 2015.  The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by the Trust with no prepayment premium on June 30, 2010.

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

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the trusts and the maximum exposure to loss the Company is subject to related to the trusts as of September 30, 2010:

	Notes payable
	to Trusts as of	Maximum
	September 30, 2010	exposure to loss	Difference
Trust	$36,083	$35,000	$1,083
Trust II	42,269	41,000	1,269
Trust III	41,238	40,000	1,238
	$119,590	$116,000	$3,590

As noted above, these differences represent the amounts that the trusts would repay the Company for its investment in the trusts’ common securities.

11.  EXCHANGEABLE SENIOR NOTES

On March 27, 2007, the Company’s Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the “Notes”). Costs incurred to issue the Notes were approximately $5,700. The remaining portion of these costs are being amortized over five years, which represents the estimated term of the Notes, and are included in other assets in the condensed consolidated balance sheet as of September 30, 2010. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of common stock or a combination of cash and shares of common stock at an exchange rate of approximately 42.6491 shares per one thousand dollars principal amount of Notes at the option of the Operating Partnership.

The Operating Partnership may redeem the Notes at any time to preserve the Company’s status as a REIT. In addition, on or after April 5, 2012, the Operating Partnership may redeem the Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days, but not more than 60 days, prior written notice to holders of the Notes.

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

Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	September 30, 2010	December 31, 2009
Carrying amount of equity component	$19,545	$19,545

Principal amount of liability component	$87,663	$87,663
Unamortized discount	(2,633)	(3,869)
Net carrying amount of liability component	$85,030	$83,794

The discount will be amortized over the remaining period of the debt through its first redemption date of April 1, 2012.  The effective interest rate on the liability component is 5.75%.

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Contractual interest	$801	$870	$2,377	$3,723
Amortization of discount	416	430	1,236	1,834
Total interest expense recognized	$1,217	$1,300	$3,613	$5,557

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

Information on the repurchases made during the nine months ended September 30, 2009 and the related gains is as follows:

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

There were no repurchases made during the nine months ended September 30, 2010.

12.  LINES OF CREDIT

On June 4, 2010, a subsidiary of the Company entered into a $45,000 revolving secured line of credit (the “Third Credit Line”) that is collateralized by mortgages on certain lease-up real estate assets and matures on May 31, 2013 with a two-year extension option available.  The Company intends to use the proceeds of the Third Credit Line to repay debt and for general corporate purposes.  The Third Credit Line has an interest rate of LIBOR plus 350 basis points (3.8% at September 30, 2010).  The Third Credit Line is guaranteed by the Company.  As of September 30, 2010, the Third Credit Line had $25,467 of capacity based on the lease-up of the assets collateralizing the Third Credit Line.  At September 30, 2010, $10,000 was drawn on the Third Credit Line.

On February 13, 2009, a subsidiary of the Company entered into a $50,000 revolving secured line of credit (the “Secondary Credit Line”) that is collateralized by mortgages on certain real estate assets and matures on February 13, 2013 with an option to extend one additional year.  The Company intends to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 350 basis points (3.8% at September 30, 2010 and 3.7% at December 31, 2009).  As of September 30, 2010 and December 31, 2009, there was $5,000 and $0, respectively, drawn on the Secondary Credit Line.  The Secondary Credit Line is guaranteed by the Company.

On October 16, 2007, a subsidiary entered into a $100,000 revolving secured line of credit (the “Credit Line” and together with the Secondary Credit Line and the Third Credit Line, the “Credit Lines”) that matures on October 31, 2010 with two one-year extensions available. As of September 30, 2010 and December 31, 2009, $100,000 was drawn on the Credit Line.  The Company intends to use the proceeds of the Credit Line to repay debt and for general corporate purposes.  The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company (1.3% at September 30, 2010 and 1.2% at December 31, 2009).  The Credit Line is collateralized by mortgages on certain real estate assets.  As of September 30, 2010, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.

13.       OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	September 30, 2010	December 31, 2009

Deferred rental income	$11,655	$12,045
Lease obligation liability	7,287	6,260
Fair value of interest rate swaps	8,973	1,111
Income taxes payable (receivable)	(4)	2,145
Other miscellaneous liabilities	4,330	3,413
	$32,241	$24,974

The lease obligation liability increased by $2,000 in the period ended September 30, 2010 as a result of the bankruptcy of a tenant subleasing office space from the Company in Memphis, TN.  The Memphis, TN office lease is a liability assumed in the Storage USA acquisition in July, 2005.  The increase in this liability was recognized through a $2,000 charge, which is included in loss on sublease in the condensed consolidated statement of operations.

14.       RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management services to certain joint ventures, franchises, third parties and other related party properties. Management agreements provide generally for management fees of 6% of gross rental revenues for the management of operations at the self-storage facilities.

Management fee revenues for related parties and affiliated real estate joint ventures are summarized as follows:

		Three months ended September 30,		Nine months ended September 30,
Entity	Type	2010	2009	2010	2009

ESW	Affiliated real estate joint ventures	$102	$100	$303	$302
ESW II	Affiliated real estate joint ventures	80	79	238	233
ESNPS	Affiliated real estate joint ventures	116	111	342	339
ESSM	Affiliated real estate joint ventures	12	5	29	5
HSRE	Affiliated real estate joint ventures	259	—	704	—
PRISA	Affiliated real estate joint ventures	1,223	1,188	3,592	3,619
PRISA II	Affiliated real estate joint ventures	997	993	2,969	2,995
PRISA III	Affiliated real estate joint ventures	437	422	1,283	1,263
VRS	Affiliated real estate joint ventures	289	281	850	848
WCOT	Affiliated real estate joint ventures	371	361	1,096	1,093
SP I	Affiliated real estate joint ventures	319	310	940	937
SPB II	Affiliated real estate joint ventures	239	236	704	712
Everest	Affiliated real estate joint ventures	137	114	393	341
Other	Franchisees, third parties and other	1,270	991	3,613	2,998
		$5,851	$5,191	$17,056	$15,685

Receivables from related parties and affiliated real estate joint ventures are summarized as follows:

	September 30, 2010	December 31, 2009

Mortgage notes receivable	$13,442	$—
Other receivables from properties	11,151	5,114
	$24,593	$5,114

Other receivables from properties consist of amounts due for management fees, development fees and expenses paid by the Company on behalf of the properties that the Company manages.  The Company believes that all of these related party and affiliated joint venture receivables are fully collectible. The Company did not have any payables to related parties at September 30, 2010 or December 31, 2009.

In January 2009, the Company purchased a lender’s interest in a construction loan from a joint venture that owns a single property located in Sacramento, CA.  The construction loan was to ESS of Sacramento One, LLC, a joint venture in which the Company owns a 50% interest, and was guaranteed by the Company.  In July 2009, the Company purchased a lender’s interest in a mortgage note from a joint venture that owns a single property located in Chicago, IL.  The note was to Extra Space of Montrose, a joint venture in which the Company holds a 39% interest, and was also guaranteed by the Company.  Both ESS of Sacramento One, LLC and Extra Space of Montrose were consolidated as of December 31, 2009, as each joint venture was considered to be a VIE of which the Company was the primary beneficiary.  The construction loan and mortgage note receivable were eliminated by the Company in consolidation as of December 31, 2009.  On January 1, 2010, the Company adopted changes to the accounting guidance in ASC 810, “Consolidation.” As a result of the adoption of this new guidance, the Company determined that these joint ventures should no longer be consolidated as the power to direct the activities that most significantly impact these entities’ economic performance is shared equally by the Company and their joint venture partners, and therefore there is no primary beneficiary of either joint venture.  The Company therefore deconsolidated these joint ventures as of January 1, 2010, and removed the associated assets and liabilities from its books.  The $7,295 note receivable from Extra Space of Montrose and the $3,824 loan receivable from ESS of Sacramento One, LLC are no longer eliminated in consolidation as the Company now accounts for its interest in these joint ventures using the equity method of accounting.

In August 2010, Extra Space of Franklin Boulevard LLC, a joint venture in which the Company holds a 50% interest, closed an amendment and extension of their existing loan.  This amendment required a partial pay down of the existing loan.  The Company loaned $2,323 to the joint venture, which is classified by the Company as a mortgage note receivable.

Centershift, a related party service provider, is partially owned by certain directors and members of management of the Company.  Effective January 1, 2004, the Company entered into a license agreement with Centershift to secure a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. The Company paid Centershift $211 and $352 for the three months ended September 30, 2010 and 2009, respectively, and $583 and $820 for the nine months ended September 30, 2010 and 2009, respectively, relating to the purchase of software and to license agreements.

The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, the Company’s Chairman and Chief Executive Officer.  Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft.  The Company paid SpenAero and related entities $170 and $151 for the three months ended September 30, 2010 and 2009, respectively, and $520 and $623 for the nine months ended September 30, 2010 and 2009, respectively.  The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

15.       STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2010, 87,545,312 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

All holders of the Company’s common stock are entitled to receive dividends and to one vote per share held on all matters submitted to a vote of stockholders.  The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

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

On June 25 and 26, 2007, nine of the ten properties were contributed to the Operating Partnership in exchange for consideration totaling $137,800. Preferred OP units totaling 909,075, with a value of $121,700, were issued along with the assumption of approximately $14,200 of third-party debt, of which $11,400 was paid off at close. The final property was contributed on August 1, 2007 in exchange for consideration totaling $14,700. There were 80,905 Preferred OP units with a value of $9,800 were issued along with $4,900 of cash.

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

GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interests to be accounted for similarly as equity transactions.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

The Company has evaluated the terms of the Preferred OP units and classifies the noncontrolling interest represented by the Preferred OP units as stockholders’ equity in the accompanying condensed consolidated balance sheets.  The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the condensed consolidated balance sheets.  Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

17.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.3% majority ownership interest therein as of September 30, 2010. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 4.7% are held by certain former owners of assets acquired by the Operating Partnership.  As of September 30, 2010, the Operating Partnership had 3,356,963 common OP units outstanding.

The noncontrolling interests in the Operating Partnership represent common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or Contingent Conversion Units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten day average closing stock price at September 30, 2010, was $16.43 and there were 3,356,963 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on September 30, 2010, and the Company elected to pay the noncontrolling members cash, the Company would have paid $55,155 in cash consideration to redeem the OP units.

During July 2010, 90,135 OP units were redeemed for $1,314 in cash.  During August 2010, 180,270 OP units were redeemed for $2,802 in cash.

GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interests to be accounted for similarly as equity transactions.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

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

18.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of September 30, 2010.  Two of these consolidated properties were under development, and one was in the lease-up stage at September 30, 2010.  The ownership interests of the third party owners range from 10% to 35%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

On June 25, 2010, the Company acquired all of its minority partners’ membership interests in two consolidated self-storage properties located in New Jersey for a total of $50 in cash.  Both of these properties are in the lease-up stage and are now wholly owned by the Company.

19.       STOCK-BASED COMPENSATION

The Company has the following plans under which shares were available for grant at September 30, 2010:

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

As of September 30, 2010, 3,029,012 shares were available for issuance under the Plans.

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2010
Outstanding at December 31, 2009	3,457,048	$13.02
Granted	308,680	11.75
Exercised	(442,990)	11.51
Forfeited	(157,562)	12.27
Outstanding at September 30, 2010	3,165,176	$13.14	6.10	$10,263
Vested and Expected to Vest	3,001,050	$13.33	5.96	$9,208
Ending Exercisable	2,131,346	$14.47	5.01	$4,147

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The weighted average fair value of stock options granted for the nine months ended September 30, 2010 and 2009, was $3.27 and $1.31, respectively.  The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,
	2010	2009
Expected volatility	47%	48%
Dividend yield	5.3%	3.5%
Risk-free interest rate	2.3%	2.3%
Average expected term (years)	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term.  The forfeiture rate, which is estimated at a weighted-average of 15.74% of unvested options outstanding as of September 30, 2010, is adjusted based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

The Company recorded compensation expense relating to outstanding options of $191 and $143 for the three months ended September 30, 2010 and 2009, respectively, and $582 and $620 for the nine months ended September 30, 2010 and 2009, respectively.  The Company received net proceeds from the exercise of options of $1,393 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $5,101 and $0 for the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, there was $1,228 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.35 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at September 30, 2010, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors

The Company granted 2,100 and 6,500 shares of common stock to certain employees and directors, without monetary consideration under the Plans during the three months ended September 30, 2010 and 2009, respectively, and 442,330 and 545,365 shares during the nine months ended September 30, 2010 and 2009, respectively.  The Company recorded compensation expense related to outstanding shares of common stock granted to employees and directors of $864 and $648 for the three months ended September 30, 2010 and 2009, respectively, and $2,875 and $2,332 for the nine months ended September 30, 2010 and 2009, respectively.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

A summary of the Company’s employee share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2009	768,929	$9.95
Granted	442,330	12.20
Released	(224,139)	10.97
Cancelled	(61,849)	10.07
Unreleased at September 30, 2010	925,271	$10.77

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

The income tax provision is comprised of the following components:

	Nine months ended September 30, 2010
	Federal	State	Total
Current	$3,258	$(42)	$3,216
Change in deferred benefit	131	—	131
Total tax expense	$3,389	$(42)	$3,347

	Nine months ended September 30, 2009
	Federal	State	Total
Current	$2,219	$215	$2,434
Change in deferred benefit	(107)	(10)	(117)
Total tax expense	$2,112	$205	$2,317

The major sources of temporary differences stated at their deferred tax effects are as follows:

	September 30,	December 31,
	2010	2009
Captive insurance subsidiary	$171	$182
Fixed assets	2,824	3,122
Various liabilities	1,469	1,603
Stock compensation	1,845	1,865
State net operating losses	1,047	939
	7,356	7,711
Valuation allowance	(2,162)	(2,135)
Net deferred tax asset	$5,194	$5,576

The state net operating losses expire between 2012 and 2027 and have been fully reserved through the valuation allowances.

21.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance.  Financial information for the Company’s business segments is set forth below:

	September 30, 2010	December 31, 2009
Balance Sheet
Investment in real estate ventures
Rental operations	$144,121	$130,449

Total assets
Property management, acquisition and development	$375,051	$466,399
Rental operations	1,777,344	1,922,643
Tenant reinsurance	22,755	18,514
	$2,175,150	$2,407,556

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Statement of Operations
Total revenues
Property management, acquisition and development	$5,851	$5,191	$17,056	$15,685
Rental operations	59,332	60,380	172,261	178,494
Tenant reinsurance	6,796	5,542	19,026	15,246
	$71,979	$71,113	$208,343	$209,425

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$13,378	$11,411	$36,800	$53,701
Rental operations	33,304	35,221	99,897	104,214
Tenant reinsurance	1,736	1,264	4,416	3,996
	$48,418	$47,896	$141,113	$161,911

Income (loss) from operations
Property management, acquisition and development	$(7,527)	$(6,220)	$(19,744)	$(38,016)
Rental operations	26,028	25,159	72,364	74,280
Tenant reinsurance	5,060	4,278	14,610	11,250
	$23,561	$23,217	$67,230	$47,514

Interest expense
Property management, acquisition and development	$(830)	$(746)	$(2,407)	$(2,728)
Rental operations	(15,288)	(17,381)	(48,038)	(48,414)
	$(16,118)	$(18,127)	$(50,445)	$(51,142)

Interest income
Property management, acquisition and development	$175	$262	$706	$1,082
Tenant reinsurance	3	(17)	8	16
	$178	$245	$714	$1,098

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,213	$3,638	$3,638

Gain on repurchase of exchangeable senior notes
Property management, acquisition and development	$—	$—	$—	$27,576

Equity in earnings of real estate ventures
Rental operations	$1,736	$1,752	$4,796	$5,288

Income tax expense
Tenant reinsurance	$(1,088)	$(726)	$(3,347)	$(2,317)

Net income (loss)
Property management, acquisition and development	$(6,969)	$(5,491)	$(17,807)	$(8,448)
Rental operations	12,476	9,530	29,122	31,154
Tenant reinsurance	3,975	3,535	11,271	8,949
	$9,482	$7,574	$22,586	$31,655

Depreciation and amortization expense
Property management, acquisition and development	$549	$1,598	$1,474	$2,402
Rental operations	11,970	12,199	35,666	36,758
	$12,519	$13,797	$37,140	$39,160

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(24,648)	$(27,378)

Development and construction of real estate assets
Property management, acquisition and development			$(28,523)	$(57,905)

22.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

			Guaranteed	Estimated
		Loan	Loan Amount	Fair Market
	Date of	Maturity	September 30,	Value of
	Guaranty	Date	2010	Assets
Extra Space of Elk Grove	Nov-08	Nov-10	$4,811	$7,291
ESS Baltimore LLC	Nov-04	Feb-13	$4,133	$6,927
Extra Space of Sacramento One LLC	Apr-09	Apr-11	$5,000	$9,993
Extra Space of Washington Avenue LLC	Mar-09	Mar-12	$6,129	$9,910
Extra Space of Franklin Boulevard LLC	Aug-08	Aug-13	$2,947	$6,905

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralizes the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of September 30, 2010, as the fair value of the guarantees was not material. The Company believes the risk of incurring a loss as a result of having to perform on these guarantees is unlikely.

Certain of the Company’s wholly-owned properties have contracts with various utility companies.  Under these contracts, the properties receive electricity at predetermined rates for a specified period of time.  As of September 30, 2010, the Company was obligated to make future payments of $561 under these contracts.

The Company has been involved in routine litigation arising in the ordinary course of business. As of September 30, 2010, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

23.       SUBSEQUENT EVENTS

On October 20, 2010, the Company purchased three properties for approximately $21,175.  The properties are located in Maryland, Utah and Virginia.

On October 31, 2010, the Company exercised its option to extend its $100,000 Credit Line to mature on October 31, 2011.

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

We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact, our property results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units, to actively manage rental rates, and on the ability of our tenants to make required rental payments. We believe we are able to respond quickly and effectively to changes in local, regional and national economic conditions by centrally adjusting rental rates through the combination of our revenue management team and our industry-leading technology systems.

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

•                      Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners that strengthen our acquisition pipeline through agreements which often give us first right of refusal to purchase the managed property in the event of a potential sale.

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

U.S. and international market and economic conditions have been challenging, with tighter credit conditions and slower growth.  For the nine months ended September 30, 2010, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy,  and have increased market uncertainty and instability.  Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of September 30, 2010, we owned or had ownership interests in 652 operating self-storage properties. Of these properties, 284 are wholly-owned and 368 are held in joint ventures. In addition, we managed an additional 157 properties for franchisees or third parties bringing the total number of operating properties which we own and/or manage to 809.  These properties are located in 34 states and Washington, D.C.  As of September 30, 2010, we owned and/or managed approximately 58 million square feet of space with more than 400,000 customers.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2010, the median length of stay was approximately eleven months.  The average annual rent per square foot at these stabilized properties was $13.45 at September 30, 2010 compared to $13.28 at September 30, 2009.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of September 30, 2010 and 2009. The information as of September 30, 2009, is on a pro forma basis as though all the properties owned and/or managed at September 30, 2010, were under our control as of September 30, 2009.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2010(1)	Number of Units as of September 30, 2009	Net Rentable Square Feet as of September 30, 2010(2)	Net Rentable Square Feet as of September 30, 2009	Square Foot Occupancy % September 30, 2010	Square Foot Occupancy % September 30, 2009
Wholly-owned properties
Alabama	3	1,368	1,411	173,779	172,725	79.2%	83.2%
Arizona	5	2,802	2,828	347,098	347,098	86.3%	85.9%
California	43	34,217	34,346	3,371,692	3,371,538	84.0%	81.7%
Colorado	8	3,760	3,791	476,064	476,484	88.5%	84.9%
Connecticut	3	2,011	2,028	178,010	178,115	86.8%	81.3%
Florida	28	18,263	18,323	1,945,179	1,945,388	84.4%	81.8%
Georgia	13	7,056	7,055	913,953	913,558	84.4%	79.8%
Hawaii	2	2,828	2,857	145,841	145,616	80.9%	81.7%
Illinois	5	3,335	3,322	341,784	342,239	84.5%	83.3%
Indiana	6	3,471	3,486	412,709	412,785	85.9%	83.8%
Kansas	1	507	506	50,310	50,190	90.0%	88.5%
Kentucky	3	1,571	1,578	193,901	194,001	89.1%	90.9%
Louisiana	2	1,412	1,412	150,035	150,335	85.8%	83.4%
Maryland	10	7,926	7,936	847,409	847,487	88.7%	86.8%
Massachusetts	28	16,724	16,778	1,717,716	1,709,222	85.5%	83.7%
Michigan	2	1,017	1,026	134,954	135,026	89.8%	84.9%
Missouri	6	3,145	3,146	374,897	374,277	88.3%	85.3%
Nevada	1	463	463	57,400	56,850	79.1%	87.3%
New Hampshire	2	1,007	1,006	125,473	125,473	85.9%	86.3%
New Jersey	23	18,738	18,818	1,832,536	1,835,446	87.6%	85.0%
New Mexico	1	539	545	71,475	71,705	93.6%	84.9%
New York	10	8,421	8,657	613,685	608,590	84.6%	83.0%
Ohio	2	1,184	1,186	156,519	157,079	87.5%	87.4%
Oregon	1	770	766	103,210	102,990	89.5%	86.0%
Pennsylvania	8	4,877	4,882	582,330	581,132	90.0%	85.6%
Rhode Island	1	719	729	75,976	75,521	85.4%	84.2%
South Carolina	4	2,173	2,175	253,406	253,406	90.4%	86.7%
Tennessee	2	987	990	148,155	148,395	83.5%	83.4%
Texas	16	10,199	10,224	1,144,191	1,143,522	87.2%	85.7%
Utah	3	1,548	1,540	211,263	210,561	85.3%	86.4%
Virginia	4	2,840	2,836	271,407	271,422	85.9%	84.4%
Washington	4	2,543	2,550	308,015	308,115	74.4%	93.1%
Total Wholly-Owned Stabilized	250	168,421	169,196	17,730,372	17,716,291	85.7%	83.8%

Joint-venture properties
Alabama	3	1,705	1,705	205,588	205,638	85.7%	82.8%
Arizona	11	6,830	6,838	751,661	751,414	83.6%	82.4%
California	82	59,031	59,060	6,075,413	6,082,838	85.0%	85.1%
Colorado	2	1,318	1,329	158,543	158,483	85.7%	82.2%
Connecticut	8	5,987	5,993	692,686	692,446	84.3%	80.3%
Delaware	1	583	585	71,735	71,655	88.2%	91.1%
Florida	26	21,003	21,243	2,162,563	2,171,397	83.6%	79.5%
Georgia	3	1,851	1,870	241,341	245,270	78.8%	79.9%
Illinois	9	6,452	6,429	693,623	694,329	84.7%	83.7%
Indiana	7	2,772	2,767	366,393	366,173	88.6%	86.7%
Kansas	3	1,221	1,210	163,750	160,060	80.2%	82.3%
Kentucky	4	2,277	2,279	269,629	269,916	87.4%	84.1%
Maryland	14	10,990	11,071	1,085,713	1,083,140	89.7%	86.5%
Massachusetts	17	9,250	9,218	1,049,757	1,046,848	84.3%	82.6%
Michigan	10	5,917	5,919	783,868	784,243	86.9%	85.2%
Missouri	2	960	953	118,045	117,945	87.0%	83.6%
Nevada	8	5,378	5,395	692,743	694,523	84.3%	82.9%
New Hampshire	3	1,314	1,317	137,914	137,594	86.7%	85.5%
New Jersey	21	15,639	15,666	1,645,791	1,647,176	85.9%	83.4%
New Mexico	9	4,672	4,680	542,414	542,709	85.6%	86.2%
New York	21	21,633	21,641	1,734,899	1,734,340	87.9%	87.5%
Ohio	13	5,857	5,857	872,430	872,000	82.8%	80.7%
Oregon	2	1,293	1,291	136,770	136,500	90.4%	86.7%
Pennsylvania	11	8,923	8,919	874,286	873,293	87.3%	85.3%
Rhode Island	2	1,076	1,090	127,975	129,925	73.4%	69.2%
Tennessee	25	13,812	13,831	1,821,624	1,821,412	84.3%	84.2%
Texas	22	13,771	13,859	1,807,299	1,807,415	84.7%	83.3%
Utah	1	522	520	59,250	59,000	84.7%	86.3%
Virginia	17	12,013	11,999	1,267,738	1,267,133	88.2%	86.2%
Washington	1	548	545	62,730	62,730	83.5%	86.5%
Washington, DC	1	1,533	1,535	102,003	102,003	92.5%	90.1%
Total Stabilized Joint-Ventures	359	246,131	246,614	26,776,174	26,789,548	85.4%	84.0%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2010(1)	Number of Units as of September 30, 2009	Net Rentable Square Feet as of September 30, 2010(2)	Net Rentable Square Feet as of September 30, 2009	Square Foot Occupancy % September 30, 2010	Square Foot Occupancy % September 30, 2009

Managed properties
Arizona	1	581	581	67,350	67,350	34.0%	32.6%
California	8	6,089	6,094	761,789	759,889	73.3%	72.9%
Colorado	6	2,164	2,160	265,707	264,656	83.5%	85.2%
Florida	16	7,684	7,713	916,394	867,082	72.2%	69.9%
Georgia	6	3,624	3,651	506,457	509,889	76.1%	72.0%
Illinois	4	2,315	2,319	260,999	261,394	72.1%	73.3%
Indiana	3	1,711	1,711	183,489	188,119	74.0%	74.2%
Kansas	3	1,506	1,516	225,250	226,470	84.7%	72.3%
Kentucky	1	523	539	66,000	66,000	86.6%	78.3%
Maryland	15	9,304	9,423	1,047,358	1,047,564	79.5%	75.2%
Massachusetts	2	2,110	2,132	190,019	190,099	76.4%	72.8%
Missouri	3	1,529	1,533	302,558	305,888	76.4%	72.2%
Nevada	2	1,576	1,576	170,375	170,775	82.3%	82.7%
New Jersey	5	4,134	4,150	389,655	386,367	84.0%	81.1%
New Mexico	2	1,107	1,106	132,282	131,907	90.4%	87.3%
New York	1	698	704	83,955	83,055	87.6%	82.3%
North Carolina	5	3,599	3,599	378,147	379,130	73.5%	75.0%
Ohio	4	1,074	1,094	158,160	167,060	68.4%	55.5%
Pennsylvania	20	8,352	8,384	1,018,706	1,021,451	70.3%	61.6%
South Carolina	2	1,174	1,024	161,737	137,827	72.4%	78.5%
Tennessee	2	885	882	131,440	131,140	85.1%	87.4%
Texas	4	2,203	2,226	281,692	280,204	83.5%	84.6%
Utah	1	371	371	46,805	46,805	98.0%	96.3%
Virginia	4	2,761	2,767	274,223	274,583	85.4%	84.5%
Washington, DC	2	1,263	1,255	112,459	111,759	90.9%	89.0%
Total Stabilized Managed Properties	122	68,337	68,510	8,133,006	8,076,463	76.7%	73.7%

Total Stabilized Properties	731	482,889	484,320	52,639,552	52,582,302	84.2%	82.4%

(1) Represents unit count as of September 30, 2010, which may differ from September 30, 2009 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2010, which may differ from September 30, 2009 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of September 30, 2010 and 2009. The information as of September 30, 2009, is on a pro forma basis as though all the properties owned and/or managed at September 30, 2010, were under our control as of September 30, 2009.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2010(1)	Number of Units as of September 30, 2009	Net Rentable Square Feet as of September 30, 2010(2)	Net Rentable Square Feet as of September 30, 2009	Square Foot Occupancy % September 30, 2010	Square Foot Occupancy % September 30, 2009
Wholly-owned properties
California	11	8,107	5,852	856,821	635,506	49.7%	34.7%
Florida	6	4,998	2,200	489,135	209,870	28.8%	20.0%
Georgia	3	1,368	1,167	176,338	141,208	66.1%	58.2%
Illinois	4	2,574	2,715	276,355	276,435	62.7%	44.7%
Maryland	3	2,219	1,393	236,922	149,937	54.3%	49.2%
Massachusetts	1	605	537	74,295	68,045	58.9%	53.1%
New Jersey	3	1,903	1,348	184,295	117,183	60.4%	48.9%
New York	1	674	670	42,563	42,313	58.1%	62.6%
Oregon	1	744	741	75,970	76,100	37.8%	0.0%
Tennessee	1	634	636	67,110	66,935	79.2%	61.3%
Total Wholly-Owned Lease up	34	23,826	17,259	2,479,804	1,783,532	50.3%	39.4%

Joint-venture properties
California	6	4,164	4,204	441,109	440,005	56.2%	34.6%
Illinois	2	1,206	1,026	120,616	107,836	61.1%	55.7%
Maryland	1	859	853	71,474	71,349	90.1%	75.3%
Total Lease up Joint-Ventures	9	6,229	6,083	633,199	619,190	61.0%	43.0%

Managed properties
California	2	1,739	1,739	236,239	237,259	63.0%	46.2%
Colorado	1	519	522	61,420	61,070	90.6%	73.0%
Florida	10	7,278	5,557	700,600	530,643	40.0%	18.7%
Georgia	6	3,585	3,594	535,336	535,029	52.6%	40.3%
Illinois	4	2,718	2,757	231,623	235,119	60.9%	53.9%
Massachusetts	2	1,199	1,209	123,048	122,843	46.8%	27.4%
New Jersey	1	850	848	78,295	77,895	73.0%	55.8%
New York	1	906	905	46,197	45,875	36.3%	15.0%
Pennsylvania	2	1,991	1,990	173,019	173,044	54.6%	35.7%
Rhode Island	1	985	—	90,995	—	23.1%	0.0%
South Carolina	1	760	—	76,575	—	33.6%	0.0%
Tennessee	1	505	505	69,550	69,550	72.4%	60.8%
Texas	1	934	—	103,350	—	17.3%	0.0%
Utah	1	654	658	75,601	75,451	78.8%	46.6%
Virginia	1	459	476	63,709	63,809	63.0%	40.3%
Total Lease up Managed Properties	35	25,082	20,760	2,665,557	2,227,587	50.6%	37.9%

Total Lease up Properties	78	55,137	44,102	5,778,560	4,630,309	51.6%	39.2%

(1) Represents unit count as of September 30, 2010, which may differ from September 30, 2009 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2010, which may differ from September 30, 2009 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2010 and 2009

Overview

Results for the three and nine months ended September 30, 2010 include the operations of 652 properties (285 of which were consolidated and 367 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2009, which included the operations of 635 properties (293 of which were consolidated and 342 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues:
Property rental	$59,332	$60,380	$(1,048)	(1.7)%	$172,261	$178,494	$(6,233)	(3.5)%
Management and franchise fees	5,851	5,191	660	12.7%	17,056	15,685	1,371	8.7%
Tenant reinsurance	6,796	5,542	1,254	22.6%	19,026	15,246	3,780	24.8%
Total revenues	$71,979	$71,113	$866	1.2%	$208,343	$209,425	$(1,082)	(0.5)%

Property Rental — The decreases in property rental revenues for the three and nine months ended September 30, 2010 consist primarily of decreases of $4,162 and $11,584, respectively associated with the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010.  There were additional decreases in revenues of $1,064 and $1,764, respectively, relating to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010.  These decreases were offset by increases in revenues of $1,674 and $4,181, respectively relating to increases in occupancy at our lease-up properties and $679 and $1,128, respectively, relating to acquisitions completed during 2009 and 2010.  Rental revenue at our stabilized properties increased by $1,825 and $1,806, respectively, during the three and nine months ended September 30, 2010 as a result of increases in occupancy and rental rates to new and existing customers during the quarter.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees, and unconsolidated joint ventures. The increase in management and franchise fees is related to the additional fees earned from the joint venture with Harrison Street and to the increase in third-party properties managed by us compared to the same period in the prior year.  We managed 157 third-party properties as of September 30, 2010 compared to 114 third-party properties as of September 30, 2009.

Tenant Reinsurance — The increase in tenant reinsurance revenues is due to the increase of overall customer participation to approximately 59% at September 30, 2010 compared to approximately 55% at September 30, 2009.

Expenses

The following table sets forth information on expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Expenses:
Property operations	$21,334	$23,022	$(1,688)	(7.3)%	$64,231	$67,456	$(3,225)	(4.8)%
Tenant reinsurance	1,736	1,264	472	37.3%	4,416	3,996	420	10.5%
Unrecovered development and acquisition costs	211	22	189	859.1%	423	18,905	(18,482)	(97.8)%
Loss on sublease	2,000	—	2,000	100.0%	2,000	—	2,000	100.0%
Severance costs	—	—	—	—	—	1,400	(1,400)	(100.0)%
General and administrative	10,618	9,791	827	8.4%	32,903	30,994	1,909	6.2%
Depreciation and amortization	12,519	13,797	(1,278)	(9.3)%	37,140	39,160	(2,020)	(5.2)%
Total expenses	$48,418	$47,896	$522	1.1%	$141,113	$161,911	$(20,798)	(12.8)%

Property Operations — The decreases in property operations expense during the three and nine months ended September 30, 2010 consist primarily of decreases of $1,526 and $4,165, respectively, related to the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010 and $559 and $1,047, respectively, related to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010.  Property operating expenses at our stabilized properties decreased by $786 and $1,019, respectively, during the three and nine months ended September 30, 2010 primarily as a result of decreases in office expenses, property taxes and insurance.  These decreases were offset by increases in expenses of $1,183 and $3,006 for the three and nine months ended September 30, 2010, respectively, primarily related to the addition of properties through acquisition and development.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance, and has increased when compared to the prior year as a result of overall customer participation increasing to approximately 59% at September 30, 2010 compared to approximately 55% at September 30, 2009.

Unrecovered Development and Acquisition Costs — Unrecovered development and acquisition costs for the three and nine months ended September 30, 2010 and 2009 relate to unsuccessful development activities and costs associated with the acquisition of properties.  The costs for the nine months ended September 30, 2009 include costs associated with the wind-down of our development program.  On June 2, 2009, we announced that we had begun a wind-down of our development program, and as a result of this decision, we recorded $18,883 of impairment charges in order to write down the carrying value of undeveloped land, development projects that will be completed, and investments in development projects to their estimated fair values less costs to sell.

Loss on Sublease —The costs incurred during the three and nine months ended September 30, 2010 represent a $2,000 expense relating to the bankruptcy of a tenant subleasing office space from us in Memphis, TN.  The Memphis, TN office lease is a liability assumed as part the Storage USA acquisition in July, 2005.

Severance Costs — On June 2, 2009, we announced that we had begun a wind-down of our development program.  As a result of this decision, we recorded severance costs of $1,400.  There were no severance costs for the three and nine months ended September 30, 2010.

General and Administrative — The increase in general and administrative expenses for the three and nine months ended September 30, 2010 was primarily due to the overall cost associated with the management of additional third-party properties.  We managed 157 third-party properties as of September 30, 2010 compared to 114 third-party properties as of September 30, 2009.

Depreciation and Amortization — Depreciation and amortization expense decreased primarily as a result of the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010.  This decrease was partially offset by the additional depreciation on new properties added through acquisition and development.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Other revenue and expenses:
Interest expense	$(15,702)	$(17,697)	$1,995	(11.3)%	$(49,209)	$(49,308)	$99	(0.2)%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(416)	(430)	14	(3.3)%	(1,236)	(1,834)	598	(32.6)%
Interest income	178	245	(67)	(27.3)%	714	1,098	(384)	(35.0)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—	3,638	3,638	—	—
Gain on repurchase of exchangeable senior notes	—	—	—	—	—	27,576	(27,576)	(100.0)%
Equity in earnings of real estate ventures	1,736	1,752	(16)	(0.9)%	4,796	5,288	(492)	(9.3)%
Income tax expense	(1,088)	(726)	(362)	49.9%	(3,347)	(2,317)	(1,030)	44.5%
Total other revenue (expense)	$(14,079)	$(15,643)	$1,564	(10.0)%	$(44,644)	$(15,859)	$(28,785)	181.5%

Interest Expense —The decrease in interest expense was primarily the result of decreases of $1,911 and $4,960, respectively, for the three and nine months ended September 30, 2010, relating to the deconsolidation of the debt related to the 19 properties sold to an unconsolidated joint venture with Harrison Street on January 21, 2010 and the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010.  These decreases were partially offset as a result of higher interest rates on new loans obtained in 2010 and 2009.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — The decrease in non-cash interest expense related to the amortization of discount on exchangeable senior notes for the three and nine months ended September 30, 2010 was due to our repurchase of $122,000 in aggregate principal amount of our exchangeable senior notes during 2009.  The discount associated with the repurchased notes was written off as a result of these repurchases, which decreased the ongoing amortization of the discount in 2010 when compared to 2009.

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

Gain on Repurchase of Exchangeable Senior Notes — The 2009 amounts represents the gain recorded on the repurchase of $114,500 total principal amount of our exchangeable senior notes in March and May 2009.  There were no repurchases of exchangeable senior notes during the three and nine months ended September 30, 2010.

Equity in Earnings of Real Estate Ventures — The decrease in equity in earnings of real estate ventures for the three and nine months ended September 30, 2010 is due primarily to the deconsolidation of five lease-up properties in conjunction with the adoption of amended accounting guidance in ASC 810 effective January 1, 2010.

Income Tax Expense — The increase in income tax expense relates to the increased profitability of Extra Space Management Inc., our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,524)	$(1,506)	$(18)	1.2%	$(4,510)	$(4,681)	$171	(3.7)%
Net income allocated to Operating Partnership and other noncontrolling interests	(291)	(101)	(190)	188.1%	(661)	(929)	268	(28.8)%
Total income allocated to noncontrolling interests:	$(1,815)	$(1,607)	$(208)	12.9%	$(5,171)	$(5,610)	$439	(7.8)%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred OP units for the periods ended September 30, 2010 and 2009 equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership for the periods ended September 30, 2010 and 2009 represents approximately 3.8% and 4.3%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Loss allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses.  The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets.  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with GAAP, excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

The following table sets forth the calculation of FFO for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to common stockholders	$7,667	$5,967	$17,415	$26,045

Adjustments:
Real estate depreciation	11,715	12,959	34,868	35,943
Amortization of intangibles	122	198	399	1,446
Joint venture real estate depreciation and amortization	2,172	1,475	6,181	4,284
Joint venture (gain)/loss on sale of properties	65	(20)	65	168
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)	(4,313)	(4,313)
Income allocated to Operating Partnership noncontrolling interests	1,827	1,777	5,217	6,250

Funds from operations	$22,130	$20,918	$59,832	$69,823

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

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2010	2009	Change	2010	2009	Change
Same-store rental and tenant reinsurance revenues	$57,531	$55,361	3.9%	$168,106	$165,204	1.8%
Same-store operating and tenant reinsurance expenses	19,149	19,766	(3.1)%	57,961	58,743	(1.3)%
Same-store net operating income	$38,382	$35,595	7.8%	$110,145	$106,461	3.5%

Non same-store rental and tenant reinsurance revenues	$8,597	$10,561	(18.6)%	$23,181	$28,536	(18.8)%
Non same-store operating and tenant reinsurance expenses	$3,921	$4,520	(13.3)%	$10,686	$12,709	(15.9)%

Total rental and tenant reinsurance revenues	$66,128	$65,922	0.3%	$191,287	$193,740	(1.3)%
Total operating and tenant reinsurance expenses	$23,070	$24,286	(5.0)%	$68,647	$71,452	(3.9)%

Same-store square foot occupancy as of quarter end	85.8%	84.0%		85.8%	84.0%

Properties included in same-store	246	246		246	246

The increases in same-store rental revenues for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 were due primarily to increased rental rates to incoming and existing customers and increased occupancy.  The decreases in same-store operating expenses for the three and nine months ended September 30, 2010 as compared to September 30, 2009, were primarily due to decreases in utilities, office expenses, property taxes, and insurance.

CASH FLOWS

Cash flows provided by operating activities were $74,730 and $66,092, respectively, for the nine months ended September 30, 2010 and 2009. The increase compared to the prior year primarily relates to the increase in funds collected from related parties and affiliated joint ventures of $9,373 when compared to the nine months ended September 30, 2009.  The decrease in net income in the current year when compared to the nine months ended September 30, 2009 was offset partially by a gain on the repurchase of exchangeable senior notes and a loss relating to the wind-down of our development program incurred in the period ended September 30, 2009.

Cash used in investing activities was $34,495 and $87,360 for the nine months ended September 30, 2010 and 2009, respectively. The decrease relates primarily to a decrease in cash used for the development of real estate assets of $29,382 when compared to the nine months ended September 30, 2009.  Additionally, we received $15,750 of cash as a result of the sale of 19 properties into the joint venture with Harrison Street in January 2010.  There was also a decrease in cash used for the acquisition of real estate assets of $2,730 when compared to the prior year.

Cash used in financing activities was $150,387 for the nine months ended September 30, 2010, compared to cash provided by financing activities of $58,288 for the nine months ended September 30, 2009.  The decrease in cash provided by financing activities is primarily the result of decreased proceeds from notes payable and lines of credit in the current year of $251,755 when compared to the prior year.  Additionally, we paid an additional $40,051 of principal payments on notes payable and lines of credit during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.  These decreases were offset by cash outflows of $80,853 that we paid during the nine months ended September 30, 2009 to repurchase exchangeable senior notes, compared to no repurchases of exchangeable senior notes during the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had $21,798 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2010 and 2011 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2009 and the first nine months of 2010 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

On June 4, 2010, a subsidiary entered into a $45,000 Third Credit Line that is collateralized by mortgages on certain lease-up real estate assets and matures on May 31, 2013 with a two-year extension option available.  We intend to use the proceeds of the Third Credit Line to repay debt and for general corporate purposes.  The Third Credit Line has an interest rate of LIBOR plus 350 basis points (3.8% at September 30, 2010).  As of September 30, 2010, the Third Credit Line had $25,467 of capacity based on the lease-up of the assets collateralizing the Third Credit Line.  At September 30, 2010, $10,000 was drawn on the Third Credit Line.  We guarantee the Third Credit Line.

On February 13, 2009, a subsidiary entered into a $50,000 Secondary Credit Line that is collateralized by mortgages on certain real estate assets and matures on February 13, 2013 with an option to extend one additional year.  We intend to use the proceeds of the Secondary Credit Line to repay debt and for general corporate purposes.  The Secondary Credit Line has an interest rate of LIBOR plus 350 basis points (3.8% at September 30, 2010).  As of September 30, 2010, $5,000 was drawn on the Secondary Credit Line.  We guarantee the Secondary Credit Line.

On October 16, 2007, a subsidiary entered into a $100,000 Credit Line. The outstanding balance on the Credit Line at September 30, 2010 was $100,000.  We intend to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios (1.3% at September 30, 2010). The Credit Line is collateralized by mortgages on certain real estate assets and matures on October 31, 2010 with two one-year extensions available.

As of September 30, 2010, we had $1,174,065 of debt, resulting in a debt to total capitalization ratio of 44.3%.  As of September 30, 2010, the ratio of total fixed rate debt and other instruments to total debt was 65.2% (including $162,431 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at September 30, 2010 was 4.7%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2010.

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

The U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen. These circumstances have impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to make acquisitions and fund current development projects. In addition, the financial condition of the lenders of our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial market may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of September 30, 2010:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$58,880	$5,942	$9,775	$6,988	$36,175
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	369,862	53,749	96,426	72,160	147,527
Principal	1,174,065	117,184	259,296	346,832	450,753
Total contractual obligations	$1,602,807	$176,875	$365,497	$425,980	$634,455

At September 30, 2010, the weighted-average interest rate for all fixed rate loans was 5.4%, and the weighted-average interest rate for all variable rate loans was 3.3%.

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

As of September 30, 2010, we had $1.2 billion in total debt, of which $408.7 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $2.7 million annually.

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

The fair values of our notes receivable and our fixed rate notes payable are as follows:

	September 30, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$117,782	$100,000	$112,740	$100,000
Fixed rate notes payable and notes payable to trusts	$733,423	$677,678	$1,067,653	$1,015,063
Exchangeable senior notes	$122,918	$87,663	$110,122	$87,663

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

We have a disclosure committee that is responsible to ensure that all disclosures made by the company to our security holders or to the investment community will be accurate and complete and will fairly present our financial condition and results of operations in all material respects, and are made on a timely basis as required by applicable laws, regulations and stock exchange requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Equity, (4) the Consolidated Statements of Cash Flows and (5) related notes to these financial statements, tagged as blocks of text.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: November 5, 2010	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)