Form 10-K
period 2010-12-31
Extra Space Storage Inc.
filed 2011-02-25
CIK 1289490

Use these links to rapidly review the document
EXTRA SPACE STORAGE INC. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         The aggregate market value of the common stock held by non-affiliates of the registrant was $1,108,215,405 based upon the closing price on the New York Stock Exchange on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 14, 2011 was 87,954,417.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual stockholders' meeting to be held in 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" below. Such factors include, but are not limited to:

  •
  adverse changes in general economic conditions, the real estate industry and in the markets in which we operate;

  •
  the effect of competition from new and existing self-storage facilities or other storage alternatives, which could cause rents and occupancy rates to decline;

  •
  difficulties in our ability to evaluate, finance, complete and integrate acquisitions and developments successfully and to lease up those properties, which could adversely affect our profitability;

  •
  potential liability for uninsured losses and environmental contamination;

  •
  the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts ("REITs"), which could increase our expenses and reduce our cash available for distribution;

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

        We were formed to continue the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2010, we held ownership interests in 660 operating properties. Of these operating properties, 295 are wholly owned, and 365 are owned in joint venture partnerships. An additional 160 operating properties are owned by franchisees or third parties and operated by us in exchange for a management fee, bringing the total number of operating properties which we own and/or manage to 820. These operating properties are located in 34 states and Washington, D.C. and contain approximately 59 million square feet of net rentable space in approximately 550,000 units and currently serve a customer base of over 425,000 tenants.

        We operate in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Our property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, we announced the wind-down of our development activities. As of December 31, 2010, there were six development projects in process. We expect to complete these projects by the end of 2011. Our rental operations activities include rental operations of self-storage facilities. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self storage facilities.

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

Management

        Members of our executive management team have significant experience in all aspects of the self-storage industry. The senior management team has collectively acquired and/or developed 536 properties since our IPO. Our executive management team and their years of industry experience are as follows: Spencer F. Kirk, Chairman and Chief Executive Officer, 10 years; Kent W. Christensen,

Executive Vice President and Chief Financial Officer, 13 years; Charles L. Allen, Executive Vice President and Chief Legal Officer, 13 years; and Karl Haas, Executive Vice President and Chief Operating Officer, 23 years.

        Members of the executive management team have guided the Company through substantial growth, developing and acquiring over $4.1 billion in assets since 1996. This growth has been funded through public equity offerings and more than $2.0 billion in private equity capital since 1998. This private equity capital has come primarily from sophisticated, high net-worth individuals and institutional investors such as affiliates of Prudential Financial, Inc. and Fidelity Investments.

        Our executive management and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 6,870,214 shares or 7.8% of our outstanding common stock as of February 14, 2011.

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

        Since inception in the early 1970's, the self-storage industry has experienced significant growth. In the past ten years, there has been even greater growth. According to the Self-Storage Almanac (the "Almanac"), in 2000 there were only 31,947 self-storage properties in the United States, with an average occupancy rate of 83.7% of net rentable square feet, compared to 49,356 self-storage properties in 2010 with an average occupancy rate of 75.5% of net rentable square feet.

        Increased supply has affected our business and has led to both pricing and discount pressure. The increased supply has limited our ability to increase revenues in many markets in which we operate. Many markets have been able to absorb the increase in self-storage development due to superior demographics and density. However, select markets have not been able to absorb the new facilities and have not performed as well.

        We have encountered competition when we have sought to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will likely continue.

        The industry is also characterized by fragmented ownership. According to the Almanac, the top ten self-storage companies in the United States owned approximately 10.9% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 14.5% of the total U.S. properties as of December 31, 2010. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to compete for acquisitions given our historical reputation for closing deals.

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

Long-Term Growth and Investment Strategies

        Our primary business objectives are to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We continue to evaluate a range of growth initiatives and opportunities, including the following:

  •
  Maximize the performance of properties through strategic, efficient and proactive management. We pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system's ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than most of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

  •
  Expand our management business.  Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners that strengthen our acquisition pipeline through agreements which typically give us first right of refusal to purchase the managed property in the event of a potential sale.

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

Financing of Our Long-Term Growth Strategies

  •
  Acquisition and Development Financing

    We currently have a $100.0 million revolving line of credit (the "Credit Line") that is collateralized by certain of our self-storage properties. As of December 31, 2010, the Credit Line had asset collateralizing capacity of $100.0 million of which $100.0 million was drawn. On February 13, 2009, we entered into a $50.0 million revolving secured line of credit (the "Second Credit Line") that is collateralized by certain of our self-storage properties. As of December 31, 2010, the Second Credit Line had asset collateralizing capacity of approximately $50.0 million of which $30.0 million was drawn. On June 4, 2010, we entered into a $45.0 million revolving secured line of credit (the "Third Credit Line") that is collateralized by mortgages on certain lease-up real estate assets. As of December 31, 2010, the Third Credit Line had asset collateralizing capacity of $34.7 million of which $25.5 million was drawn. On December 8, 2010, we entered into a $40.0 million revolving secured line of credit (the "Fourth Credit Line" and together with the Credit Line, Second Credit Line and Third Credit Line, the "Credit Lines") that is collateralized by mortgages on certain of our self-storage properties. As of December 31, 2010, the Fourth Credit Line had asset collateralizing capacity of approximately $40.0 million, of which $15.0 million was drawn. We expect to maintain a flexible approach in financing new property acquisitions. We plan to finance future acquisitions and development through a combination of cash, borrowings under the Credit Lines, traditional secured mortgage financing, joint ventures and additional equity offerings.

  •
  Joint Venture Financing

    We own 358 of our stabilized properties and seven of our lease-up properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we typically maintain the right to receive between 2.0% and 60.0% of the available cash flow from operations after our joint venture partners and the Company have received a predetermined return, and between 17.0% and 50.0% of the available cash flow from capital transactions after our joint venture partners and the Company have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

  •
  Disposition of Properties

    We will continue to review our portfolio for properties or groups of properties that are not strategically located and determine whether to dispose of these properties to fund other growth.

Regulation

        Generally, self-storage properties are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on properties, or laws affecting development, construction, operation, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of self-storage sites or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows.

        Under the Americans with Disabilities Act of 1990 (the "ADA"), places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws also exist that may require modifications to the properties, or restrict further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, thereby requiring substantial capital expenditures. To the extent our properties are not in compliance, we are likely to incur additional costs to comply with the ADA.

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

Employees

        As of February 14, 2011, we had 2,125 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.

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

  •
  a decline or worsening of the current economic environment;

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

        Recent U.S. and international market and economic conditions have been challenging, with tighter credit conditions and slower growth through 2008, 2009 and 2010. For the year ended December 31, 2010, concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability. Turbulence in U.S. and international markets may adversely affect our liquidity and financial condition, and the financial condition of our customers. If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

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

        We had 1,793 field personnel as of February 14, 2011 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

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

        Under the ADA, places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, per share trading price of our securities and our ability to satisfy our debt service obligations and to make cash distributions to our stockholders could be adversely affected.

We face competition for the acquisition of self-storage properties and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

        We compete with many other entities engaged in real estate investment activities for acquisitions of self-storage properties and other assets, including national, regional and local operators and developers of self-storage properties. These competitors may drive up the price we pay for self-storage properties or other assets we seek to acquire or may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition would result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single- property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for self-storage properties or other assets, our profitability will be reduced.

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

        We expect to make future acquisitions of self-storage properties. If we acquire any self-storage properties, we will be required to integrate them into our existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management's attention away from day-to-day operations, which could impair our operating results as a whole.

We do not always obtain independent appraisals of our properties, and thus the consideration paid for these properties may exceed the value that may be indicated by third-party appraisals.

        We do not always obtain third-party appraisals in connection with our acquisition of properties and the consideration being paid by us in exchange for those properties may exceed the value determined by third-party appraisals. In such cases, the value of the properties were determined by our senior management team.

Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions.

        On June 2, 2009, we announced the wind-down of our development activities. To the extent that we engage in development and redevelopment activities, we will be subject to the following risks normally associated with these projects:

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

        In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. We may underestimate the costs necessary to bring the property up to the standards established for its intended market position or may be unable to increase occupancy at a newly developed property as quickly as expected or at all. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these development or redevelopment projects and harm our operating results, liquidity and financial condition, which could result in a decline in the value of our securities.

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

        Our success depends, to a significant extent, on the continued services of members of our executive management team. Our executive management team has substantial experience in the self-storage industry. In addition, our ability to acquire or develop properties in the future depends on the significant relationships our executive management team has developed with our institutional joint venture partners such as affiliates of Prudential Financial, Inc. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our executive management team could harm our business and our prospects.

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

        We have provided certain tax protections to various third parties in connection with their property contributions to the Operating Partnership upon acquisition by the Company, including making available the opportunity to (1) guarantee debt or (2) enter into a special loss allocation and deficit restoration obligation. We have agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions. These obligations may require us to maintain certain indebtedness levels that we would not otherwise require for our business.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority.

        As of December 31, 2010, we held interests in 365 operating properties through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

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

        Spencer F. Kirk, Chairman and Chief Executive Officer, Kent W. Christensen, Executive Vice President and Chief Financial Officer, Charles L. Allen, Executive Vice President and Chief Legal Officer, other members of our senior management team and Kenneth M. Woolley, Director, had direct or indirect ownership interests in certain properties that were contributed to our Operating Partnership in the formation transactions. Following the completion of the formation transactions, we, under the agreements relating to the contribution of such interests, became entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. None of these contribution and non-competition agreements was negotiated at an arm's-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and non-competition agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

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

        The United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund development projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial markets may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

        As of December 31, 2010, we had approximately $1.2 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.

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

        As of December 31, 2010, we had approximately $1.2 billion of debt outstanding, of which approximately $429.9 million or 34.4% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 3.1% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points (excluding variable rate debt with interest rate floors), the increase in interest expense would decrease future earnings and cash flows by approximately $3.4 million annually.

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

        The maximum U.S. federal income tax rate for dividends paid by domestic corporations to individual U.S. stockholders is 15% (through 2012). Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our securities.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2010, we owned or had ownership interests in 660 operating self-storage properties. Of these properties, 295 are wholly-owned and 365 are held in joint ventures. In addition, we managed an additional 160 properties for franchisees or third parties bringing the total number of properties which we own and/or manage to 820. These properties are located in 34 states and Washington, D.C. We receive a management fee equal to approximately 6% of cash collected from total revenues to manage the joint venture, third party and franchise sites. As of December 31, 2010, we own and/or manage approximately 59 million square feet of rentable space configured in approximately 550,000 separate storage units. Approximately 70% of our properties are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

        We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

        As of December 31, 2010, over 425,000 tenants were leasing storage units at the 820 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2010, the median length of stay was approximately eleven months. The average annual rent per square foot at these stabilized properties was $13.49 at December 31, 2010 compared to $13.46 at December 31, 2009.

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

        The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of December 31, 2010 and 2009. The information as of December 31, 2009 is on a pro forma basis as though all the properties owned at December 31, 2010 were under our control as of December 31, 2009.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2010(1)	Number of Units as of December 31, 2009	Net Rentable Square Feet as of December 31, 2010(2)	Net Rentable Square Feet as of December 31, 2009	Square Foot Occupancy % December 31, 2010	Square Foot Occupancy % December 31, 2009
Wholly-owned properties
Alabama	3	1,372	1,370	174,019	173,499	76.4%	80.4%
Arizona	5	2,795	2,818	356,720	346,998	87.9%	83.6%
California	44	34,838	34,969	3,464,223	3,468,924	84.1%	80.2%
Colorado	8	3,760	3,790	476,464	476,484	85.1%	84.4%
Connecticut	3	1,980	2,023	177,985	178,040	86.6%	78.9%
Florida	28	18,246	18,303	1,944,092	1,944,925	84.5%	81.3%
Georgia	12	6,425	6,425	837,248	836,922	84.5%	82.1%
Hawaii	2	2,815	2,858	145,815	145,816	81.8%	80.4%
Illinois	5	3,336	3,320	341,734	341,724	82.2%	79.9%
Indiana	6	3,470	3,477	412,709	412,759	84.1%	82.3%
Kansas	1	506	507	50,310	50,190	89.0%	82.2%
Kentucky	3	1,568	1,578	193,901	194,051	86.4%	88.9%
Louisiana	2	1,412	1,412	150,035	150,335	84.4%	81.8%
Maryland	11	8,741	8,754	937,309	937,027	86.4%	85.5%
Massachusetts	28	16,804	16,772	1,718,219	1,708,997	84.3%	82.4%
Michigan	2	1,018	1,026	134,954	135,026	85.6%	85.7%
Missouri	6	3,152	3,141	374,962	374,292	84.6%	82.4%
Nevada	1	463	463	57,550	56,850	74.6%	84.7%
New Hampshire	2	1,007	1,006	125,473	125,473	87.3%	88.2%
New Jersey	23	18,732	18,801	1,831,826	1,834,626	86.8%	84.7%
New Mexico	1	541	541	71,575	71,555	86.9%	78.7%
New York	11	9,239	9,243	713,751	669,579	83.9%	82.1%
Ohio	2	1,185	1,184	156,519	156,839	85.6%	86.0%
Oregon	1	770	767	103,130	103,150	89.5%	84.7%
Pennsylvania	8	4,869	4,883	582,410	581,532	86.6%	87.1%
Rhode Island	1	721	722	75,816	75,521	86.9%	81.3%
South Carolina	4	2,173	2,175	253,406	253,406	86.0%	84.0%
Tennessee	2	985	990	148,150	148,395	83.5%	82.9%
Texas	16	10,184	10,223	1,142,451	1,143,979	85.7%	84.9%
Utah	6	2,688	2,651	351,263	347,324	84.1%	84.5%
Virginia	5	3,529	3,525	334,767	334,807	86.3%	82.6%
Washington	4	2,543	2,548	308,015	308,015	71.7%	90.6%

Total Wholly-Owned Stabilized	256	171,867	172,265	18,146,801	18,087,060	84.7%	82.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2010(1)	Number of Units as of December 31, 2009	Net Rentable Square Feet as of December 31, 2010(2)	Net Rentable Square Feet as of December 31, 2009	Square Foot Occupancy % December 31, 2010	Square Foot Occupancy % December 31, 2009
Joint-venture properties
Alabama	3	1,705	1,705	205,588	205,638	86.6%	82.5%
Arizona	11	6,822	6,829	766,785	751,889	86.4%	82.6%
California	81	57,708	58,437	5,984,222	5,987,901	85.1%	84.2%
Colorado	2	1,318	1,325	158,523	158,583	84.8%	82.7%
Connecticut	8	5,990	5,983	692,632	691,406	85.3%	82.8%
Delaware	1	581	584	71,740	71,680	88.8%	92.2%
Florida	26	21,001	21,120	2,163,071	2,168,592	83.9%	80.9%
Georgia	3	1,848	1,871	240,701	245,520	77.6%	80.1%
Illinois	9	6,455	6,431	693,583	694,185	85.1%	81.6%
Indiana	7	2,774	2,769	366,293	366,173	86.1%	86.4%
Kansas	3	1,222	1,211	163,750	160,060	79.7%	79.1%
Kentucky	4	2,275	2,268	269,545	268,886	87.6%	83.1%
Maryland	14	10,986	11,055	1,086,603	1,085,468	87.6%	84.5%
Massachusetts	17	9,248	9,252	1,048,351	1,049,070	85.0%	81.6%
Michigan	10	5,906	5,917	783,038	784,683	86.1%	81.8%
Missouri	2	961	956	118,045	118,045	83.5%	80.2%
Nevada	8	5,364	5,391	692,743	694,438	84.4%	82.7%
New Hampshire	3	1,305	1,316	136,994	137,434	87.8%	84.2%
New Jersey	21	15,633	15,656	1,644,776	1,647,200	84.1%	83.0%
New Mexico	9	4,657	4,673	539,430	542,799	83.7%	82.9%
New York	21	21,624	21,638	1,733,601	1,733,870	87.1%	86.2%
Ohio	13	5,862	5,848	872,890	871,140	81.4%	80.1%
Oregon	2	1,292	1,290	136,920	136,290	88.1%	84.2%
Pennsylvania	11	8,922	8,914	873,736	873,096	86.6%	84.8%
Rhode Island	2	1,078	1,089	127,975	129,865	76.5%	72.6%
Tennessee	25	13,820	13,822	1,820,218	1,820,900	84.1%	82.8%
Texas	22	13,768	13,852	1,807,914	1,807,615	83.5%	83.8%
Utah	1	522	520	59,250	59,000	82.8%	81.7%
Virginia	17	12,016	12,000	1,267,628	1,266,743	86.8%	85.3%
Washington	1	546	546	62,730	62,730	84.4%	86.4%
Washington, DC	1	1,533	1,536	102,003	102,003	91.7%	91.7%

Total Stabilized Joint-Ventures	358	244,742	245,804	26,691,278	26,692,902	85.0%	83.3%

Managed properties
Arizona	1	580	581	67,350	67,350	37.1%	32.6%
California	8	6,062	6,085	767,190	759,214	76.3%	71.1%
Colorado	6	2,246	2,237	257,217	264,096	81.8%	81.0%
Florida	16	7,672	7,713	924,708	867,182	71.7%	69.2%
Georgia	6	3,623	3,647	507,367	509,389	74.3%	72.0%
Illinois	5	2,980	2,977	315,719	328,584	70.5%	73.1%
Indiana	3	1,706	1,711	183,289	188,119	76.6%	74.8%
Kansas	3	1,506	1,518	225,250	226,120	79.7%	71.3%
Kentucky	1	525	532	66,100	66,000	84.0%	76.6%
Louisiana	1	1,009	1,008	135,970	106,853	63.4%	67.2%
Maryland	15	9,266	9,406	1,047,078	1,048,140	78.6%	74.6%
Massachusetts	2	2,109	2,114	189,899	190,099	76.8%	70.6%
Missouri	3	1,529	1,532	302,698	305,138	75.2%	72.9%
Nevada	2	1,574	1,576	170,375	170,775	80.2%	81.8%
New Jersey	5	4,131	4,138	389,580	386,517	84.1%	80.3%
New Mexico	2	1,106	1,101	132,282	131,857	85.9%	85.0%
New York	1	695	704	83,055	83,055	90.2%	81.5%
North Carolina	5	3,599	3,599	378,054	379,130	69.6%	75.0%
Ohio	4	1,075	1,087	158,160	161,760	66.6%	59.3%
Pennsylvania	20	8,347	8,380	1,017,666	1,017,521	72.1%	63.6%
South Carolina	2	1,175	1,024	162,337	137,827	67.5%	79.5%
Tennessee	2	885	883	131,490	131,140	86.0%	84.2%
Texas	7	3,213	3,263	422,870	421,759	78.5%	79.9%
Virginia	4	2,745	2,767	274,198	274,583	86.3%	83.0%
Washington, DC	2	1,263	1,263	112,459	112,459	86.2%	87.2%

Total Stabilized Managed Properties	126	70,621	70,846	8,422,361	8,334,667	75.8%	73.0%

Total Stabilized Properties	740	487,230	488,915	53,260,440	53,114,629	83.5%	81.6%

(1)
Represents unit count as of December 31, 2010, which may differ from December 31, 2009 unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2010, which may differ from December 31, 2009 net rentable square feet due to unit conversions or expansions.

        The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of December 31, 2010 and 2009. The information as of December 31, 2009 is on a pro forma basis as though all the properties owned at December 31, 2010 were under our control as of December 31, 2009.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2010(1)	Number of Units as of December 31, 2009	Net Rentable Square Feet as of December 31, 2010(2)	Net Rentable Square Feet as of December 31, 2009	Square Foot Occupancy % December 31, 2010	Square Foot Occupancy % December 31, 2009
Wholly-owned properties
California	13	9,234	8,522	1,002,847	930,294	55.8%	34.1%
Florida	6	5,002	3,240	492,325	314,255	32.9%	17.2%
Georgia	4	1,995	1,797	252,986	230,909	65.6%	55.1%
Illinois	4	2,565	2,689	276,250	276,265	66.0%	50.2%
Maryland	3	2,217	1,394	236,922	149,937	56.1%	55.1%
Massachusetts	1	605	594	72,225	72,150	63.1%	52.5%
New Jersey	3	1,888	1,965	184,135	184,570	63.1%	35.5%
New York	1	674	670	42,551	42,313	64.8%	62.5%
Oregon	1	730	744	76,120	76,375	44.9%	7.5%
Tennessee	1	635	635	67,110	66,935	79.3%	63.9%
Texas	2	1,087	1,087	156,050	156,050	60.1%	68.6%

Total Wholly-Owned Lease up	39	26,632	23,337	2,859,521	2,500,053	55.0%	40.2%

Joint-venture properties
California	4	3,011	3,025	295,224	294,133	64.8%	45.3%
Illinois	2	1,306	1,026	131,809	107,836	52.4%	57.4%
Maryland	1	857	853	71,474	71,349	90.8%	73.7%

Total Lease up Joint-Ventures	7	5,174	4,904	498,507	473,318	65.2%	52.3%

Managed properties
California	2	1,740	1,737	236,289	236,174	63.9%	50.9%
Colorado	1	519	508	61,420	61,070	90.2%	78.4%
Florida	9	6,611	4,919	623,978	454,890	42.9%	24.9%
Georgia	6	3,585	3,594	535,276	534,824	52.4%	42.6%
Illinois	4	2,640	2,757	231,010	233,234	61.9%	50.8%
Massachusetts	2	1,198	1,210	123,048	123,058	47.9%	30.8%
New Jersey	1	850	848	78,295	77,895	73.5%	57.4%
New York	1	906	914	46,197	46,197	39.6%	21.9%
Pennsylvania	2	1,991	1,990	173,019	173,019	58.1%	39.8%
Rhode Island	1	985	—	90,995	—	29.3%	0.0%
South Carolina	1	755	767	76,435	76,875	34.7%	0.0%
Tennessee	1	505	505	69,550	69,550	67.2%	62.1%
Texas	1	934	936	103,350	103,450	18.8%	0.0%
Utah	1	654	653	75,601	75,451	79.3%	61.2%
Virginia	1	459	476	63,709	63,709	64.0%	45.0%

Total Lease up Managed Properties	34	24,332	21,814	2,588,172	2,329,396	52.3%	39.0%

Total Lease up Properties	80	56,138	50,055	5,946,200	5,302,767	54.7%	40.8%

(1)
Represents unit count as of December 31, 2010, which may differ from December 31, 2009 unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2010, which may differ from December 31, 2009 net rentable square feet due to unit conversions or expansions.

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

Item 4.    (Removed and Reserved)

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

        The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

		Range
				Dividends Declared
Year	Quarter	High	Low
2009	1st	10.49	4.93	0.2500
	2nd	9.04	5.36	0.0000
	3rd	11.58	7.38	0.0000
	4th	12.23	9.13	0.1300
2010	1st	13.35	10.78	0.1000
	2nd	16.32	12.52	0.1000
	3rd	17.10	12.94	0.1000
	4th	17.70	15.39	0.1000

        On February 14, 2011, the closing price of our common stock as reported by the NYSE was $19.69. At February 14, 2011, we had 257 holders of record of our common stock. Certain shares of the Company are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues:
Property rental	$232,447	$238,256	$235,695	$206,315	$170,993
Fees, tenant reinsurance and other income	49,050	41,890	37,036	31,647	25,201

Total revenues	281,497	280,146	272,731	237,962	196,194

Expenses:
Property operations	86,165	88,935	84,522	73,070	62,243
Tenant reinsurance	6,505	5,461	5,066	4,710	2,328
Unrecovered development and acquisition costs, loss on sublease and severance	3,235	21,236	1,727	765	269
General and administrative	44,428	40,224	39,388	35,818	34,530
Depreciation and amortization	50,349	52,403	49,566	39,801	37,172

Total expenses	190,682	208,259	180,269	154,164	136,542

Income from operations	90,815	71,887	92,462	83,798	59,652
Interest expense	(65,780)	(69,818)	(68,671)	(64,045)	(50,953)
Interest income	5,748	6,432	8,249	10,417	2,469
Gain on repurchase of exchangeable senior notes	—	27,928	6,311	—	—
Loss on investments available for sale	—	—	(1,415)	(1,233)	—
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	—	—	1,054	—

Income before equity in earnings of real estate ventures and income tax expense	30,783	36,429	36,936	29,991	11,168
Equity in earnings of real estate ventures	6,753	6,964	6,932	5,300	4,693
Income tax expense	(4,162)	(4,300)	(519)	—	—

Net income	33,374	39,093	43,349	35,291	15,861
Noncontrolling interests in Operating Partnership and other	(7,043)	(7,116)	(7,568)	(3,562)	(985)
Fixed distribution paid to Preferred Operating Partnership unit holder	—	—	—	(1,510)	—

Net income attributable to common stockholders	$26,331	$31,977	$35,781	$30,219	$14,876

Net income per common share
Basic	$0.30	$0.37	$0.46	$0.47	$0.27
Diluted	$0.30	$0.37	$0.46	$0.46	$0.27
Weighted average number of shares
Basic	87,324,104	86,343,029	76,966,754	64,900,713	55,117,021
Diluted	92,050,453	91,082,834	82,352,988	70,715,640	59,409,836
Cash dividends paid per common share	$0.40	$0.38	$1.00	$0.93	$0.91
Balance Sheet Data
Total assets	$2,248,468	$2,407,556	$2,291,008	$2,054,075	$1,669,825
Total notes payable, notes payable to trusts, exchangeable senior notes and lines of credit	$1,246,918	$1,402,977	$1,286,820	$1,299,997	$948,174
Noncontrolling interests	$57,670	$62,040	$68,023	$66,217	$35,158
Total stockholders' equity	$881,401	$884,179	$878,770	$638,461	$643,555
Other Data
Net cash provided by operating activities	$104,815	$81,165	$98,391	$102,096	$76,885
Net cash used in investing activities	$(83,706)	$(104,410)	$(244,481)	$(354,344)	$(239,778)
Net cash provided by (used in) financing activities	$(106,309)	$91,223	$172,685	$98,824	$205,041

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward- looking statements, see the section in this Form 10-K entitled "Statements Regarding Forward-Looking Information." Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled "Risk Factors." (Amounts in thousands, except share and per share data.)

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. Since our IPO, our fully integrated development and acquisition teams have completed the development or acquisition of 536 self-storage properties.

        At December 31, 2010, we owned, had ownership interests in, or managed 820 operating properties in 34 states and Washington, D.C. Of these 820 operating properties, 295 were wholly owned, we held joint venture interests in 365 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 160 properties that are owned by franchisees or third parties in exchange for a management fee. These operating properties contain approximately 59 million square feet of rentable space contained in approximately 550,000 units and currently serve a customer base of over 425,000 tenants.

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

        We derive substantially all of our revenues from rents received from tenants under existing leases at each of our self-storage properties, from management fees on the properties we manage for joint-venture partners, franchisees and unaffiliated third parties and from our tenant reinsurance program. Our management fee is equal to approximately 6% of cash collected from total revenues generated by the managed properties.

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

        We continue to evaluate and implement a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

  •
  Maximize the performance of properties through strategic, efficient and proactive management. We pursue revenue generating and expense minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system's ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than most of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

  •
  Expand our management business.  Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners that strengthen our acquisition pipeline through agreements which typically give us first right of refusal to purchase the managed property in the event of a potential sale.

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

        During 2010, we acquired 15 wholly-owned properties and completed the development of four wholly-owned properties, all in our core markets. We have six development properties remaining. All six are wholly-owned and are scheduled for completion by the end of 2011.

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

        A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack the power, through voting or similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to have a variable interest, or combination of variable interests, that provides the enterprise with a controlling financial interest in the VIE is considered the primary beneficiary and must consolidate the VIE.

        We have concluded that under certain circumstances when we (1) enter into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (2) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, we have performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

        In connection with our acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, are determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. We measure the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers which is based on our historical experience with turnover in our facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.

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

        When real estate assets are identified as held for sale, we discontinue depreciating the assets and estimate the fair value of the assets, net of selling costs. If the estimated fair values, net of selling costs, of the assets that have been identified for sale are less than the net carrying value of the assets, then a valuation allowance is established. The operations of assets held for sale or sold during the period are generally presented as discontinued operations for all periods presented.

        FAIR VALUE OF FINANCIAL INSTRUMENTS:    The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and notes payable to trusts, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2010 and 2009 approximate fair value. The fair values of our notes receivable, our fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred Operating Partnership unit holder	$115,696	$100,000	$112,740	$100,000
Fixed rate notes payable and notes payable to trusts	$777,575	$731,588	$1,067,653	$1,015,063
Exchangeable senior notes	$118,975	$87,663	$110,122	$87,663

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2010, the Financial Accounting Standards Board ("FASB") issued new fair value measurements and disclosures standards to increase the transparency of these measures. The standards revise two disclosure requirements concerning fair value measurements and clarify two others. They require separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. They will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of the new standards did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In June 2009, the FASB issued changes to Accounting Standards Codification ("ASC") 810, "Consolidation," which amended guidance for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance became effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. We adopted this guidance effective January 1, 2010 and reviewed the terms of all joint ventures in relation to the new guidance. As a result of this analysis, we determined that five joint ventures that were consolidated under the previous accounting guidance should be deconsolidated as of January 1, 2010. The assets and liabilities associated with these joint ventures were removed from our financial statements and our investments in these joint ventures were recorded under the equity method of accounting during the year ended December 31, 2010.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Overview

        Results for the year ended December 31, 2010 included the operations of 660 properties (296 of which were consolidated and 364 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2009, which included operations of 642 properties (298 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method).

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Revenues:
Property rental	$232,447	$238,256	$(5,809)	(2.4)%
Management and franchise fees	23,122	20,961	2,161	10.3%
Tenant reinsurance	25,928	20,929	4,999	23.9%

Total revenues	$281,497	$280,146	$1,351	0.5%

        Property Rental—the decrease in property rental revenues relates primarily to a decrease of $15,669 associated with the sale of 19 properties to an unconsolidated joint venture with Harrison Street Real Estate Capital, LLC ("Harrison Street") on January 21, 2010. There was an additional decrease in revenue of $1,682 relating to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010. These decreases were offset by increases in revenues of $5,852 relating to increases in occupancy at our lease-up properties, $3,319 relating to increases in occupancy and rental rates to new and existing customers at our stabilized properties, and $2,371 associated with acquisitions completed in 2010 and 2009.

        Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures, franchisees and third parties. Management fees generally represent 6% of cash collected from properties owned by third parties, franchisees and unconsolidated joint ventures. The increase in management and franchise fees is related to additional fees earned from the joint venture with Harrison Street and to the increase in third-party properties managed by us compared to the prior year. We managed 160 third-party properties as of December 31, 2010, compared with 124 as of December 31, 2009.

        Tenant Reinsurance—The increase in tenant reinsurance revenues is due to the fact that during the year ended December 31, 2010, we successfully increased overall customer participation to approximately 60% at December 31, 2010 compared to approximately 54% at December 31, 2009. In addition we operated 820 properties at December 31, 2010, compared to 766 at December 31, 2009.

Expenses

        The following table sets forth information on expenses for the years indicated:

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Expenses:
Property operations	$86,165	$88,935	$(2,770)	(3.1)%
Tenant reinsurance	6,505	5,461	1,044	19.1%
Unrecovered development and acquisition costs	1,235	19,011	(17,776)	(93.5)%
Loss on sublease	2,000	—	2,000	100.0%
Severance costs	—	2,225	(2,225)	(100.0)%
General and administrative	44,428	40,224	4,204	10.5%
Depreciation and amortization	50,349	52,403	(2,054)	(3.9)%

Total expenses	$190,682	$208,259	$(17,577)	(8.4)%

        Property Operations—The decrease in property operations expense was primarily due to decreases of $5,695 related to the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010 and $692 related to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010. These decreases were partially offset by increases of $2,762 related to our stabilized and lease up properties and $855 associated with acquisitions completed in 2010 and 2009.

        Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense is related to the increase in overall customer participation in the tenant reinsurance program to approximately 60% at December 31, 2010 compared to approximately 54% at December 31, 2009. In addition we operated 820 properties at December 31, 2010, compared to 766 at December 31, 2009.

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

        Loss on Sublease—This expense is a result of a $2,000 charge relating to the bankruptcy of a tenant subleasing office space from us in Memphis, TN. The Memphis, TN office lease is a liability assumed as part of the Storage, USA acquisition in July 2005.

        Severance Costs—On June 2, 2009, the Company announced that it had begun a wind-down of its development program. As a result of this decision, the Company recorded severance costs of $1,400. In December 2009, the Company began the closure of its marketing office in Memphis, TN. As a result of this closure, the Company recorded severance costs of $825. There were no severance costs incurred during the year ended December 31, 2010.

        General and Administrative—General and administrative expenses increased primarily as a result of the additional costs related to the management of additional third-party properties. We operated 820 properties at December 31, 2010, compared to 766 at December 31, 2009.

        Depreciation and Amortization—Depreciation and amortization expense decreased primarily as a result of the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010. This decrease was partially offset by the additional depreciation on new properties added through acquisition and development during 2010 and 2009.

Other Revenue and Expenses

        The following table sets forth information on other revenue and expenses for the years indicated:

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Other revenue and expenses:
Interest expense	$(64,116)	$(67,579)	$3,463	(5.1)%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(1,664)	(2,239)	575	(25.7)%
Interest income	898	1,582	(684)	(43.2)%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Gain on repurchase of exchangeable senior notes	—	27,928	(27,928)	(100.0)%
Equity in earnings of real estate ventures	6,753	6,964	(211)	(3.0)%
Income tax expense	(4,162)	(4,300)	138	(3.2)%

Total other revenue (expense)	$(57,441)	$(32,794)	$(24,647)	75.2%

        Interest Expense—The decrease in interest expense was primarily the result of a decrease of $5,120 relating to the deconsolidation of the debt related to the 19 properties sold to an unconsolidated joint venture with Harrison Street on January 21, 2010 and a decrease of $694 related to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010. These decreases were partially offset as a result of higher interest rates on new loans obtained in 2010 and 2009.

        Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes—The decrease in non-cash interest expense related to amortization of discount on exchangeable senior notes for the year ended December 31, 2010 when compared to the prior year was due to the repurchase of a total principal amount of $122,000 of our notes during 2009. The discount associated with the repurchase of the notes was written off as a result of these repurchases, which decreased the ongoing amortization of the discount in 2010 when compared to 2009.

        Interest Income—The decrease in interest income is primarily due to a decrease in the average interest rate on our invested cash when compared to the same period in the prior year, along with a decrease in the average cash balance.

        Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder —Represents interest on a $100,000 loan to the holder of the Series A Participating Redeemable Preferred units of our Operating Partnership (the "Preferred OP units").

        Gain on Repurchase of Exchangeable Senior Notes—This amount represents the gain on the repurchase of $122,000 total principal amount of our exchangeable senior notes during 2009. We did not repurchase any of our exchangeable senior notes during the year ended December 31, 2010.

        Equity in Earnings of Real Estate Ventures—The decrease is related primarily to additional losses allocated to equity in earnings of real estate ventures due to the deconsolidation of five lease-up properties as a result of the adoption of new accounting guidance in ASC 810 effective January 1, 2010.

        Income Tax Expense—The decrease in income tax expense relates primarily to a $832 solar tax credit that was partially offset by increased taxes resulting from increased tenant reinsurance income earned by our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

        The following table sets forth information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(6,048)	$(6,186)	$138	(2.2)%
Net income allocated to Operating Partnership and other noncontrolling interests	(995)	(930)	(65)	7.0%

Total income allocated to noncontrolling interests:	$(7,043)	$(7,116)	$73	(1.0)%

        Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests —Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% of the remaining net income allocated after the adjustment for the fixed distribution paid for the years ended December 31, 2010 and 2009. The amount allocated to Preferred Operating Partnership noncontrolling interest was lower in 2010 than in 2009 as our net income was lower in 2010 than it was in 2009.

        Net Income Allocated to Operating Partnership and Other Noncontrolling Interests —Income allocated to the Operating Partnership represents approximately 3.8% and 4.4% of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder for the years ended December 31, 2010 and 2009, respectively. The loss allocated to the other noncontrolling interests was lower than the prior year due mainly to the deconsolidation of five lease-up properties with other noncontrolling interests effective January 1, 2010 as a result of the adoption of new accounting guidance in ASC 810.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Overview

        Results for the year ended December 31, 2009 included the operations of 642 properties (298 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2008, which included operations of 627 properties (283 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method). Results for both periods also included equity in earnings of real estate ventures, third-party management and franchise fees and tenant reinsurance.

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2009	2008	$ Change	% Change
Revenues:
Property rental	$238,256	$235,695	$2,561	1.1%
Management and franchise fees	20,961	20,945	16	0.1%
Tenant reinsurance	20,929	16,091	4,838	30.1%

Total revenues	$280,146	$272,731	$7,415	2.7%

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

Expenses

        The following table sets forth information on expenses for the years indicated:

	For the Year Ended December 31,
	2009	2008	$ Change	% Change
Expenses:
Property operations	$88,935	$84,522	$4,413	5.2%
Tenant reinsurance	5,461	5,066	395	7.8%
Unrecovered development and acquisition costs	19,011	1,727	17,284	1,000.8%
Severance costs	2,225	—	2,225	100.0%
General and administrative	40,224	39,388	836	2.1%
Depreciation and amortization	52,403	49,566	2,837	5.7%

Total expenses	$208,259	$180,269	$27,990	15.5%

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

        Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes—The decrease in non-cash interest expense related to amortization of discount on exchangeable senior notes for the year ended December 31, 2009 when compared to the prior year was due to the repurchase of a total principal amount of $162,337 of our notes during 2009 and 2008. The discount associated with the repurchase of the notes was written off as a result of these repurchases which decreased the ongoing amortization of the discount in 2009 when compared to 2008.

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

	For the Year Ended December 31,
	2010	2009	2008
Net income attributable to common stockholders	$26,331	$31,977	$35,781
Adjustments:
Real estate depreciation	47,063	48,417	42,834
Amortization of intangibles	650	1,647	4,494
Joint venture real estate depreciation and amortization	8,269	5,805	5,072
Joint venture loss on sale of properties	65	175	—
Distributions paid on Preferred Operating Partnership units	(5,750)	(5,750)	(5,750)
Income allocated to Operating Partnership noncontrolling interests	7,096	8,012	8,444

Funds from operations	$83,724	$90,283	$90,875

SAME-STORE STABILIZED PROPERTY RESULTS

        We consider our same-store stabilized portfolio to consist of only those properties which were wholly owned at the beginning and at the end of the applicable periods presented and that have achieved stabilization as of the first day of such period. The following table sets forth operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the properties shown below. These results provide information relating to property level operating changes without the effects of acquisitions and completed developments.

	For the Three Months Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change
	2010	2009		2010	2009
Same-store rental and tenant reinsurance revenues	$56,720	$54,897	3.3%	$224,826	$220,101	2.1%
Same-store operating and tenant reinsurance expenses	19,114	19,181	(0.3)%	77,075	77,924	(1.1)%

Same-store net operating income	$37,606	$35,716	5.3%	$147,751	$142,177	3.9%
Non same-store rental and tenant reinsurance revenues	$10,368	$10,548	(1.7)%	$33,549	$39,084	(14.2)%
Non same-store operating and tenant reinsurance expenses	$4,909	$3,763	30.5%	$15,595	$16,472	(5.3)%
Total rental and tenant reinsurance revenues	$67,088	$65,445	2.5%	$258,375	$259,185	(0.3)%
Total operating and tenant reinsurance expenses	$24,023	$22,944	4.7%	$92,670	$94,396	(1.8)%
Same-store square foot occupancy as of quarter end	84.8%	82.9%		84.8%	82.9%
Properties included in same-store	246	246		246	246

	For the Three Months Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change
	2009	2008		2009	2008
Same-store rental and tenant reinsurance revenues	$56,497	$58,863	(4.0)%	$226,899	$233,682	(2.9)%
Same-store operating and tenant reinsurance expenses	19,752	19,391	1.9%	80,009	80,142	(0.2)%

Same store net operating income	$36,745	$39,472	(6.9)%	$146,890	$153,540	(4.3)%
Non same-store rental and tenant reinsurance revenues	$8,948	$6,294	42.2%	$32,286	$18,104	78.3%
Non same-store operating and tenant reinsurance expenses	$3,192	$3,368	(5.2)%	$14,387	$9,446	52.3%
Total rental and tenant reinsurance revenues	$65,445	$65,157	0.4%	$259,185	$251,786	2.9%
Total operating and tenant reinsurance expenses	$22,944	$22,759	0.8%	$94,396	$89,588	5.4%
Same-store square foot occupancy as of quarter end	83.2%	82.2%		83.2%	82.2%
Properties included in same-store	252	252		252	252

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

        The increase in same-store rental revenues was primarily due to increased rental rates to incoming and existing customers and increased occupancy. The decreases in same-store operating expenses for the year ended December 31, 2010 were primarily due to decreases in utilities, office expenses, property taxes and insurance.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

        The decrease in same-store rental revenues was primarily due to lower rates to new customers and decreased average annual occupancy. These decreases were partially offset by rental rate increases to existing tenants.

CASH FLOWS

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

        Cash flows provided by operating activities were $104,815 and $81,165 for the years ended December 31, 2010 and 2009, respectively. The increase when compared to the prior year was due mainly to an increase in cash received from affiliated joint ventures and related parties during 2010 compared to 2009 to repay receivables from related parties and affiliated real estate joint ventures. The decrease in net income in the current year when compared to the prior year was offset by a gain on the repurchase of exchangeable senior notes and a loss relating to the wind-down of our development program in 2009.

        Cash used in investing activities was $83,706 and $104,410 for the years ended December 31, 2010 and 2009, respectively. The decrease in 2010 was primarily the result of $31,239 less cash being used to fund development activities in 2010 compared to 2009. Additionally, the Company received $15,750 in proceeds from the sale of 19 properties to a joint venture in 2010, compared to $0 in 2009. The decrease in cash used and proceeds from the sales of properties were offset by an increase of $31,403 in cash used to acquire new properties in 2010 compared to 2009.

        Cash used in financing activities was $106,309 for the year ended December 31, 2010, compared to cash provided by financing activities of $91,223 for the year ended December 31, 2009. The decrease in cash provided in 2010 when compared to the prior year was primarily the result of a decrease of $251,498 in the net proceeds from notes payable and lines of credit in 2010 when compared to 2009, and $39,885 more cash paid for principal payments on notes payable and lines of credit in 2010 when compared to 2009. These decreases were partially offset by $87,734 less cash being used to repurchase exchangeable senior notes in 2010 compared to 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2010, we had $46,750 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2011 and 2012 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT. Recently issued guidance from the IRS allowed for up to 90% of a REIT's dividends to be paid with its common stock through 2011 if certain conditions are met. It is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2010 we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        On December 8, 2010, we entered into a $40,000 Fourth Credit Line that is collateralized by mortgages on certain real estate assets and matures December 8, 2013 with two one-year extension options available. We intend to use the proceeds from the Fourth Credit Line to repay debt and for general corporate purposes. The Fourth Credit Line has an interest rate of LIBOR plus 320 basis points with an interest rate floor of 4.5% (4.5% as of December 31, 2010). At December 31, 2010, $15,000 was drawn on the Fourth Credit Line. The Company guarantees the Fourth Credit Line.

        On June 4, 2010, we entered into a $45,000 Third Credit Line that is collateralized by mortgages on certain lease-up real estate assets and matures on May 31, 2013 with a two-year extension available. We intend to use the proceeds of the Third Credit Line to repay debt and for general corporate purposes. The Third Credit Line has an interest rate of LIBOR plus 350 basis points (3.8% as of December 31, 2010). As of December 31, 2010, the Third Credit Line had $34,700 of capacity based on the lease-up of the assets collateralizing the Third Credit Line. At December 31, 2010 $25,467 was drawn on the Third Credit Line. The Company guarantees the Third Credit Line.

        On February 13, 2009, we entered into a $50,000 Second Credit Line that is collateralized by mortgages on certain real estate assets and matures February 13, 2013 with an option to extend one additional year. We intend to use the proceeds from the Second Credit Line to repay debt and for general corporate purposes. The Second Credit Line has an interest rate of LIBOR plus 350 basis points (3.8% as of December 31, 2010). As of December 31, 2010, $30,000 was drawn on the Second Credit Line. The Company guarantees the Second Credit Line.

        On October 19, 2007, we entered into a $100,000 Credit Line. The outstanding balance on the Credit Line at December 31, 2010 was $100,000. We intend to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate between 100 and 205 basis points over LIBOR, depending on certain of our financial ratios (1.3% as of December 31, 2010). The Credit Line is collateralized by mortgages on certain real estate assets. The Credit Line matures on October 31, 2011 with a one-year extension available.

        As of December 31, 2010, we had approximately $1,249,123 of debt, resulting in a debt to total capitalization ratio of 44.1%. As of December 31, 2010, the ratio of total fixed rate debt and other instruments to total debt was 65.6% (including $176,188 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2010 was 4.7%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2010.

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

        The U.S. credit markets have experienced dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen. These circumstances have impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to make acquisitions and fund development projects. In addition, the financial condition of the lenders of our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse affect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial market may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth information on payments due by period as of December 31, 2010:

	Payments due by Period:
	Total	Less Than 1 Year (2011)	1-3 Years (2012-2013)	3-5 Years (2014-2015)	After 5 Years (after 2015)
Operating leases	$61,362	$6,597	$11,429	$7,446	$35,890
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	310,730	53,782	92,157	60,761	104,030
Principal	1,249,123	292,888	257,809	353,728	344,698

Total contractual obligations	$1,621,215	$353,267	$361,395	$421,935	$484,618

        As of December 31, 2010, the weighted average interest rate for all fixed rate loans was 5.5%, and the weighted average interest rate on all variable rate loans was 3.1%.

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

        During 2008 and 2009, we repurchased $162,337 in aggregate principal amount of our exchangeable senior notes on the open market for $119,455 in cash. We may from time to time seek to retire, repurchase or redeem our additional outstanding debt including our exchangeable senior notes as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        As of December 31, 2010, we had approximately $1.2 billion in total debt, of which approximately $429.9 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $3.4 million annually.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah
February 25, 2011

Extra Space Storage Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2010	December 31, 2009
Assets:
Real estate assets:
Net operating real estate assets	$1,935,319	$2,015,432
Real estate under development	37,083	34,427

Net real estate assets	1,972,402	2,049,859
Investments in real estate ventures	140,560	130,449
Cash and cash equivalents	46,750	131,950
Restricted cash	30,498	39,208
Receivables from related parties and affiliated real estate joint ventures	10,061	5,114
Other assets, net	48,197	50,976

Total assets	$2,248,468	$2,407,556

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$871,403	$1,099,593
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Discount on exchangeable senior notes	(2,205)	(3,869)
Lines of credit	170,467	100,000
Accounts payable and accrued expenses	34,210	33,386
Other liabilities	28,269	24,974

Total liabilities	1,309,397	1,461,337

Commitments and contingencies
Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 87,587,322 and 86,721,841 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	876	867
Paid-in capital	1,148,820	1,138,243
Accumulated other comprehensive deficit	(5,787)	(1,056)
Accumulated deficit	(262,508)	(253,875)

Total Extra Space Storage Inc. stockholders' equity	881,401	884,179
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,733	29,886
Noncontrolling interests in Operating Partnership	26,803	31,381
Other noncontrolling interests	1,134	773

Total noncontrolling interests and equity	939,071	946,219

Total liabilities, noncontrolling interests and equity	$2,248,468	$2,407,556

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share data)

	For the Year Ended December 31,
	2010	2009	2008
Revenues:
Property rental	$232,447	$238,256	$235,695
Management and franchise fees	23,122	20,961	20,945
Tenant reinsurance	25,928	20,929	16,091

Total revenues	281,497	280,146	272,731

Expenses:
Property operations	86,165	88,935	84,522
Tenant reinsurance	6,505	5,461	5,066
Unrecovered development and acquisition costs	1,235	19,011	1,727
Loss on sublease	2,000	—	—
Severance costs	—	2,225	—
General and administrative	44,428	40,224	39,388
Depreciation and amortization	50,349	52,403	49,566

Total expenses	190,682	208,259	180,269

Income from operations	90,815	71,887	92,462
Interest expense	(64,116)	(67,579)	(64,611)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(1,664)	(2,239)	(4,060)
Interest income	898	1,582	3,399
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	4,850
Gain on repurchase of exchangeable senior notes	—	27,928	6,311
Loss on sale of investments available for sale	—	—	(1,415)

Income before equity in earnings of real estate ventures and income tax expense	30,783	36,429	36,936
Equity in earnings of real estate ventures	6,753	6,964	6,932
Income tax expense	(4,162)	(4,300)	(519)

Net income	33,374	39,093	43,349
Net income allocated to Preferred Operating Partnership noncontrolling interests	(6,048)	(6,186)	(6,269)
Net income allocated to Operating Partnership and other noncontrolling interests	(995)	(930)	(1,299)

Net income attributable to common stockholders	$26,331	$31,977	$35,781

Net income per common share
Basic	$0.30	$0.37	$0.46
Diluted	$0.30	$0.37	$0.46
Weighted average number of shares
Basic	87,324,104	86,343,029	76,996,754
Diluted	92,050,453	91,082,834	82,352,988
Cash dividends paid per common share	$0.40	$0.38	$1.00

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Paid-in Capital	Accumulated Other Comprehensive Deficit	Accumulated Deficit	Total Equity
Balances at December 31, 2007	$30,287	$36,124	$(194)	65,784,274	$658	$848,830	$(1,314)	$(209,713)	$704,678
Issuance of common stock upon the exercise of options	—	—	—	146,795	1	1,903	—	—	1,904
Restricted stock grants issued	—	—	—	361,624	4	—	—	—	4
Restricted stock grants cancelled	—	—	—	(10,186)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	3,500	—	—	3,500
Conversion of Contingent Conversion shares to common stock	—	—	—	1,428,325	14	—	—	—	14
Issuance of common stock, net of offering costs	—	—	—	17,950,000	180	276,421	—	—	276,601
New Operating Partnership units issued	—	3,621	—	—	—	—	—	—	3,621
Investments from other noncontrolling interests	—	—	2,628	—	—	—	—	—	2,628
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(1,025)	—	—	(1,025)
Conversion of Operating Partnership units to common stock	—	(1,239)	—	129,499	1	1,238	—	—	—
Comprehensive income:
Net income (loss)	6,269	2,175	(876)	—	—	—	—	35,781	43,349
Loss on sale of investments available for sale	20	81	—	—	—	—	1,314	—	1,415

Total comprehensive income									44,764
Tax effect from exercise of common stock options	—	—	—	—	—	97	—	—	97
Distributions to Operating Partnership units held by noncontrolling interests	(6,739)	(4,134)	—	—	—	—	—	—	(10,873)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(79,120)	(79,120)

Balances at December 31, 2008	$29,837	$36,628	$1,558	85,790,331	$858	$1,130,964	$—	$(253,052)	$946,793
Restricted stock grants issued	—	—	—	547,265	5	—	—	—	5
Restricted stock grants cancelled	—	—	—	(21,256)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	3,809	—	—	3,809
Noncontrolling interest consolidated as business acquisition	—	—	726	—	—	—	—	—	726
Investments from other noncontrolling interests	—	—	(615)	—	—	—	—	—	(615)
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(2,234)	—	—	(2,234)
Conversion of Operating Partnership units to common stock	—	(3,583)	—	405,501	4	3,579	—	—	—
Redemption of Operating Partnership units for cash	—	(1,908)	—	—	—	—	—	—	(1,908)
Comprehensive income:
Net income (loss)	6,186	1,826	(896)	—	—	—	—	31,977	39,093
Change in fair value of interest rate swap	(11)	(44)	—	—	—	—	(1,056)	—	(1,111)

Total comprehensive income									37,982
Tax effect from vesting of restricted stock grants	—	—	—	—	—	(414)	—	—	(414)
Tax effect from wind down of development program	—	—	—	—	—	2,539	—	—	2,539
Distributions to Operating Partnership units held by noncontrolling interests	(6,126)	(1,538)	—	—	—	—	—	—	(7,664)
Dividends paid on common stock at $0.38 per share	—	—	—	—	—	—	—	(32,800)	(32,800)

Balances at December 31, 2009	$29,886	$31,381	$773	86,721,841	$867	$1,138,243	$(1,056)	$(253,875)	$946,219
Issuance of common stock upon the exercise of options	—	—	—	484,261	5	5,656	—	—	5,661
Restricted stock grants issued	—	—	—	445,230	4	—	—	—	4
Restricted stock grants cancelled	—	—	—	(64,010)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	4,580	—	—	4,580
Deconsolidation of noncontrolling interests	—	—	104	—	—	—	—	—	104
Redemption of Operating Partnership units for cash	—	(4,116)	—	—	—	—	—	—	(4,116)
Investments from other noncontrolling interests	—	—	87	—	—	—	—	—	87
Purchase of noncontrolling interest	—	—	223	—	—	—	—	—	223
Comprehensive income:
Net income (loss)	6,048	1,048	(53)	—	—	—	—	26,331	33,374
Change in fair value of interest rate swap	(55)	(177)	—	—	—	—	(4,731)	—	(4,963)

Total comprehensive income									28,411
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	836	—	—	836
Tax effect from contribution of property to Taxable REIT Subsidiary	—	—	—	—	—	(495)	—	—	(495)
Distributions to Operating Partnership units held by noncontrolling interests	(6,146)	(1,333)	—	—	—	—	—	—	(7,479)
Dividends paid on common stock at $0.40 per share	—	—	—	—	—	—	—	(34,964)	(34,964)

Balances at December 31, 2010	$29,733	$26,803	$1,134	87,587,322	$876	$1,148,820	$(5,787)	$(262,508)	$939,071

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$33,374	$39,093	$43,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,349	52,403	49,566
Amortization of deferred financing costs	4,354	3,877	3,596
Non-cash interest expense related to amortization of discount on exchangeable senior notes	1,664	2,239	4,060
Gain on repurchase of exchangeable senior notes	—	(27,928)	(6,311)
Compensation expense related to stock-based awards	4,580	3,809	3,500
Loss on sale of investments available for sale	—	—	1,415
Non-cash unrecovered development and acquisition costs	—	19,011	1,727
Loss on sublease	2,000	—	—
Distributions from real estate ventures in excess of earnings	6,722	5,968	5,176
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	3,011	(12,347)	(5,976)
Other assets	(324)	(6,584)	(9,164)
Accounts payable and accrued expenses	824	(1,675)	3,435
Other liabilities	(1,739)	3,299	4,018

Net cash provided by operating activities	104,815	81,165	98,391

Cash flows from investing activities:
Acquisition of real estate assets	(69,588)	(38,185)	(127,293)
Development and construction of real estate assets	(36,062)	(67,301)	(66,071)
Proceeds from sale of real estate assets	—	4,652	340
Proceeds from sale of properties to joint venture	15,750	—	—
Investments in real estate ventures	(9,699)	(3,246)	(50,061)
Return of investment in real estate ventures	8,802	1,315	2,915
Net proceeds from sale of investments available for sale	—	—	21,812
Change in restricted cash	9,036	(497)	(3,781)
Purchase of equipment and fixtures	(1,945)	(1,148)	(2,342)

Net cash used in investing activities	(83,706)	(104,410)	(224,481)

Cash flows from financing activities:
Repurchase of exchangeable senior notes	—	(87,734)	(31,721)
Proceeds from notes payable and lines of credit	191,062	442,560	42,302
Principal payments on notes payable and lines of credit	(252,400)	(212,515)	(26,575)
Deferred financing costs	(4,160)	(8,716)	(1,007)
Investments from other noncontrolling interests	87	—	1,174
Redemption of Operating Partnership units held by noncontrolling interest	(4,116)	(1,908)	—
Proceeds from issuance of common shares, net	—	—	276,601
Net proceeds from exercise of stock options	5,661	—	1,904
Dividends paid on common stock	(34,964)	(32,800)	(79,120)
Distributions to noncontrolling interests in Operating Partnership	(7,479)	(7,664)	(10,873)

Net cash provided by (used in) financing activities	(106,309)	91,223	172,685

Net increase (decrease) in cash and cash equivalents	(85,200)	67,978	46,595
Cash and cash equivalents, beginning of the period	131,950	63,972	17,377

Cash and cash equivalents, end of the period	$46,750	$131,950	$63,972

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$60,100	$64,175	$62,831
Supplemental schedule of noncash investing and financing activities:
Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$(42,739)	$—	$—
Investments in real estate ventures	404	—	—
Receivables from related parties and affiliated real estate joint ventures	21,142	—	—
Other assets and other liabilities	(51)	—	—
Notes payable	21,348	—	—
Other noncontrolling interests	(104)	—	—
Conversion of Operating Partnership units held by noncontrolling interests for common stock	$—	$3,583	$1,239
Acquisitions of real estate assets
Real estate assets, net	$25,963	$—	$3,621
Notes payable assumed	(25,963)	—	—
Operating Partnership units issued as consideration	—	—	(3,621)
Change in receivables from related parties and affiliated real estate joint ventures due to consolidation of joint venture properties	$—	$18,568	$—

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2010

(Amounts in thousands, except property and share data)

1. DESCRIPTION OF BUSINESS

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

        The Company invests in self-storage facilities by acquiring or developing wholly owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2010, the Company had direct and indirect equity interests in 660 storage facilities. In addition, the Company managed 160 properties for franchisees or third parties bringing the total number of properties which it owns and/or manages to 820, located in 34 states and Washington, D.C.

        The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company's property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities. As of December 31, 2010, there were six remaining development projects in process. The Company expects to complete these projects by the end of 2011. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly or majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        The Company accounts for arrangements that are not controlled through voting or similar rights as variable interest entities ("VIEs"). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack the power, through voting or similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to have a variable interest, or combination of variable interests, that provides the enterprise with a controlling financial interest in the VIE, is considered the primary beneficiary and must consolidate the VIE

        The Company has concluded that under certain circumstances when the Company (1) enters into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (2) enters into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company's financial statements. Additionally, the Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

Reclassifications

        Certain amounts in the 2009 and 2008 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities—Swap Agreement 1	$(1,813)	$—	$(1,813)	$—
Other liabilities—Swap Agreement 2	(1,439)	—	(1,439)	—
Other liabilities—Swap Agreement 3	(643)	—	(643)	—
Other liabilities—Swap Agreement 4	(475)	—	(475)	—
Other liabilities—Swap Agreement 5	(562)	—	(562)	—
Other liabilities—Swap Agreement 6	(1,142)	—	(1,142)	—

Total	$(6,074)	$—	$(6,074)	$—

        There were no transfer of assets and liabilities between Level 1 and Level 2 during 2010. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs for the years ended December 31, 2010 or 2009.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        On June 2, 2009, the Company announced the wind-down of its development activities. As a result of this change, the Company reviewed its properties under construction, unimproved land and its investment in development joint ventures for potential impairments. This review included the preparation of updated models based on current market conditions, obtaining appraisals and reviewing recent sales and list prices of undeveloped land and mature self storage facilities. Based on this review, the Company identified certain assets as being impaired. The impairments relating to long-lived assets where the Company intends to complete the development and hold the asset are the result of the estimated undiscounted future cash flows being less than the current carrying value of the assets. The Company compared the carrying value of certain undeveloped land and seven vacant condominiums that the Company intends to sell to the fair market value of similar undeveloped land and condominiums. For the assets that the Company intends to sell, where the current estimated fair market value less costs to sell was below the carrying value, the Company reduced the carrying value of the asset to the current fair market value less selling costs and recorded an impairment charge. These assets are classified as held for sale. The impairments relating to investments in development joint ventures are the result of the Company comparing the estimated current fair market value to the carrying value of the investment. For those investments in development joint ventures where the current estimated fair market value was below the carrying value, the Company reduced the investment to the current fair market value through an impairment charge. Losses relating to changes in fair value have been included in unrecovered development and acquisition costs on the Company's statements of operations for the year ended December 31, 2009. No impairment losses were recorded during the year ended December 31, 2010.

        As of December 31, 2010, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and notes payable to trusts, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2010 and 2009 approximate fair value. The fair values of the Company's notes receivable, fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred Operating Partnership unit holder	$115,696	$100,000	$112,740	$100,000
Fixed rate notes payable and notes payable to trusts	$777,575	$731,588	$1,067,653	$1,015,063
Exchangeable senior notes	$118,975	$87,663	$110,122	$87,663

Real Estate Assets

        Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. Capitalized interest during the years ended December 31, 2010, 2009 and 2008 was $2,013, $4,148, and $5,506, respectively.

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

        In connection with the Company's acquisition of self-storage facilities, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, are determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers which is based on the Company's historical experience with turnover in its facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs incurred after December 31, 2008 have been expensed as incurred.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restricted Cash

        Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located in various states relating to earnest money deposits on potential acquisitions, real estate taxes, insurance, capital expenditures and lease liabilities.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

        The Company incurs advertising costs primarily attributable to directory, direct mail, internet and other advertising. Direct response advertising costs are deferred and amortized over the expected benefit period determined to be 12 months. All other advertising costs are expensed as incurred. The Company recognized $6,430, $5,892, and $5,935 in advertising expense for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company's consolidated statements of operations. For the year ended December 31, 2010, 0.1% (unaudited) of all distributions to stockholders qualifies as a return of capital.

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

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2010 and 2009, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2010 and 2009, the Company had no interest or penalties related to uncertain tax provisions.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company's Operating Partnership has $87,663 of exchangeable senior notes issued and outstanding as of December 31, 2010 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company's common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company's common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at December 31, 2010, and could change over time as described in the indenture. The price of the Company's common stock did not exceed 130% of the exchange price for the specified period of time during the fourth quarter of 2010; therefore holders of the exchangeable senior notes may not elect to convert them during the first quarter of 2011.

        The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, Accounting Standards Codification ("ASC") 260, "Earnings Per

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share," requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company's calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the computation at December 31, 2010, 2009 or 2008 because there was no excess over the accreted principal for the period.

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

        For the years ended December 31, 2010, 2009 and 2008, options to purchase approximately 1,788,142 shares, 4,925,153 shares, and 1,870,423 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive. All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

        The computation of net income per share is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Net income attributable to common stockholders	$26,331	$31,977	$35,781
Add: Income allocated to noncontrolling interest—Preferred Operating Partnership and Operating Partnership	7,096	8,012	8,444
Subtract: Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership	(5,750)	(5,750)	(5,751)

Net income for diluted computations	$27,677	$34,239	$38,474

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	87,324,104	86,343,029	76,996,754
Operating Partnership units	3,356,963	3,627,368	4,264,968
Preferred Operating Partnership units	989,980	989,980	989,980
Dilutive and cancelled stock options and CCS/CCU conversions	379,406	122,457	101,286

Average number of common shares outstanding—diluted	92,050,453	91,082,834	82,352,988
Net income per common share
Basic	$0.30	$0.37	$0.46
Diluted	$0.30	$0.37	$0.46

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

        In January 2010, the FASB issued new fair value measurements and disclosures standards to increase the transparency of these measures. The standards revise two disclosure requirements concerning fair value measurements and clarify two others. They require separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. They will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of the new standards did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2009, the FASB issued changes to ASC 810, "Consolidation," which amended guidance for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance became effective for the first annual reporting period that began after November 15, 2009, with early adoption prohibited. The Company adopted this guidance effective January 1, 2010 and reviewed the terms of all joint ventures in relation to the new guidance. As a result of this analysis, the Company determined that five joint ventures that were consolidated under the previous accounting guidance should be deconsolidated as of January 1, 2010. The assets and liabilities associated with these joint ventures were removed from the Company's financial statements and the Company's investments in these joint ventures were recorded under the equity method of accounting during the year ended December 31, 2010.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

3. REAL ESTATE ASSETS

        The components of real estate assets are summarized as follows:

	December 31, 2010	December 31, 2009
Land—operating	$494,005	$501,674
Land—development	24,284	32,635
Buildings and improvements	1,641,665	1,675,340
Intangible assets—tenant relationships	32,257	33,463
Intangible lease rights	6,150	6,150

	2,198,361	2,249,262
Less: accumulated depreciation and amortization	(263,042)	(233,830)

Net operating real estate assets	1,935,319	2,015,432
Real estate under development	37,083	34,427

Net real estate assets	$1,972,402	$2,049,859

Real estate assets held for sale included in net real estate assets	$11,275	$11,275

        The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $907, $1,905, and $4,760 for the years ended December 31, 2010, 2009 and 2008, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 7 to 51 years.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

4. PROPERTY ACQUISITIONS

        The following table shows the Company's acquisition of operating properties for the years ended December 31, 2010 and 2009 and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid				Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Loan Assumed	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs— expensed	Source of Acquisition
Texas	2	12/14/2010	$6,414	$6,359	$—	$55	$2,010	$4,221	$146	$37	Unrelated third party
New York	1	11/23/2010	9,727	4,547	5,601	(421)	5,676	3,784	209	58	Unrelated third party
Utah	2	11/23/2010	4,559	4,570	—	(11)	1,306	3,132	106	15	Unrelated third party
Maryland, Virginia	2	10/20/2010	16,784	16,828	—	(44)	1,461	14,668	490	165	Unrelated third party
Utah	1	10/20/2010	4,531	4,514	—	17	986	3,455	80	10	Unrelated third party
Alabama	2	8/23/2010	2,593	2,534	—	59	416	2,033	140	4	Unrelated third party
Florida	1	7/15/2010	2,787	2,759	—	28	625	2,133	19	10	Unrelated third party
Georgia	3	6/17/2010	7,661	7,551	—	110	2,769	4,487	318	87	Unrelated third party
New York	1	5/21/2010	9,629	3,231	6,475	(77)	2,802	6,536	220	71	Unrelated third party
Georgia	1	11/12/2009	5,731	5,749	—	(18)	1,958	3,625	108	40	Unrelated third party
Virginia	1	1/23/2009	7,425	7,438	—	(13)	2,076	5,175	122	52	Unrelated franchisee

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES

        Investments in real estate ventures at December 31, 2010 and 2009 consist of the following:

			Investment balance at
	Equity Ownership %	Excess Profit Participation %	December 31, 2010	December 31, 2009
Extra Space West One LLC ("ESW")	5%	40%	$1,077	$1,175
Extra Space West Two LLC ("ESW II")	5%	40%	4,606	4,749
Extra Space Northern Properties Six LLC ("ESNPS")	10%	35%	1,142	1,388
Extra Space of Santa Monica LLC ("ESSM")	48%	48%	2,901	2,419
Clarendon Storage Associates Limited Partnership ("Clarendon")	50%	50%	3,204	3,245
HSRE-ESP IA, LLC ("HSRE")	50%	50%	11,984	—
PRISA Self Storage LLC ("PRISA")	2%	17%	11,445	11,907
PRISA II Self Storage LLC ("PRISA II")	2%	17%	9,855	10,239
PRISA III Self Storage LLC ("PRISA III")	5%	20%	3,568	3,793
VRS Self Storage LLC ("VRS")	45%	54%	44,641	45,579
WCOT Self Storage LLC ("WCOT")	5%	20%	4,799	4,983
Storage Portfolio I LLC ("SP I")	25%	25-40%	14,873	16,049
Storage Portfolio Bravo II ("SPB II")	20%	20-45%	14,759	15,104
Extra Space Joint Ventures with Everest Real Estate Fund ("Everest")	10-58%	35-50%	5,514	1,558
U-Storage de Mexico S.A. and related entities ("U-Storage")	40%	40%	4,852	6,166
Other minority owned properties	18-50%	19-50%	1,340	2,095

			$140,560	$130,449

        In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

        In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation. As of December 31, 2010, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

        On June 28, 2010, the Company contributed $6,660 to ESW as a result of a capital call related to the joint venture's repayment of its $16,650 loan. On August 25, 2010, ESW closed on a new loan and on August 30, 2010, ESW returned $6,660 of investment capital to the Company.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        On June 15, 2010, the Company paid $193 to obtain an additional 7.2% percentage interest in ESSM, increasing the Company's interest in the venture from 41.0% to 48.2%.

        On January 21, 2010 the Company closed a joint venture transaction with an affiliate of Harrison Street Real Estate Capital LLC ("Harrison Street"). Harrison Street contributed approximately $15,800 in cash to the joint venture in return for a 50.0% ownership interest. The Company contributed 19 wholly owned properties and received approximately $15,800 in cash and a 50.0% ownership interest in the joint venture. The joint venture assumed approximately $101,000 of existing debt which is secured by the properties. The properties are located in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia. The Company will continue to operate the properties and will receive a 6.0% management fee. The Company's 50% joint venture interest will be accounted for using the equity method of accounting.

        On July 1, 2008, the Company purchased an additional 40.0% interest in VRS Self Storage LLC from Prudential Real Estate Investors for cash of $44,100, resulting in an increase in the Company's total interest in the joint venture from 5.0% to 45.0%.

        Equity in earnings (losses) of real estate ventures for the years ended December 31, 2010, 2009, and 2008 consists of the following:

	For the Year Ended December 31,
	2010	2009	2008
Equity in earnings of ESW	$1,213	$1,164	$1,333
Equity in losses of ESW II	(31)	(24)	(57)
Equity in earnings of ESNPS	239	277	236
Equity in losses of ESSM	(142)	(113)	—
Equity in earnings of Clarendon	417	375	304
Equity in losses of HSRE	(161)	—	—
Equity in earnings of PRISA	641	483	702
Equity in earnings of PRISA II	481	550	596
Equity in earnings of PRISA III	262	235	274
Equity in earnings of VRS	2,221	2,116	1,363
Equity in earnings of WCOT	251	242	299
Equity in earnings of SP I	934	793	1,211
Equity in earnings of SPB II	184	283	614
Equity in earnings (losses) of Everest	195	(6)	(212)
Equity in earnings (losses) of U-Storage	55	70	(64)
Equity in earnings (losses) of other minority owned properties	(6)	519	333

	$6,753	$6,964	$6,932

        Equity in earnings (losses) of ESW II, SP I and SPB II includes the amortization of the Company's excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Information (unaudited) related to the real estate ventures' debt at December 31, 2010 is set forth below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Fixed	$16,700	5.00%	September 2015
ESW II—Fixed	20,000	5.48%	March 2012
ESNPS—Fixed	34,500	5.27%	June 2015
ESSM—Variable	10,946	3.01%	November 2011
Clarendon—Swapped to fixed	8,378	5.93%	September 2018
PRISA	—	—	Unleveraged
PRISA II	—	—	Unleveraged
PRISA III—Fixed	145,000	4.97%	August 2012
VRS—Fixed	52,100	4.76%	August 2012
WCOT—Fixed	92,140	4.76%	August 2012
SP I—Fixed	115,000	4.62%	April 2011
SPB II—Fixed	58,772	8.00%	August 2014
U-Storage	—	—	Unleveraged
HSRE—Fixed	100,566	5.29%	August 2015
Other minority owned properties	133,002	various	various

        Combined, condensed unaudited financial information of ESW, ESW II, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, SP I and SPB II and HSRE as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008, follows:

	December 31,
Balance Sheets:	2010	2009
Assets:
Net real estate assets	$2,056,032	$1,977,184
Other	28,866	33,120

	$2,084,898	$2,010,304

Liabilities and members' equity:
Notes payable	$634,778	$535,475
Other liabilities	27,700	27,547
Members' equity	1,422,420	1,447,282

	$2,084,898	$2,010,304

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

	For the Year Ended December 31,
Statements of Income:	2010	2009	2008
Rents and other income	$297,658	$282,181	$295,824
Expenses	211,283	195,330	197,926

Net income	$86,375	$86,851	$97,898

Variable Interests in Unconsolidated Real Estate Joint Ventures:

        The Company has interests in two unconsolidated joint ventures with unrelated third parties which are VIEs (the "VIE JVs"). The Company holds 18-39% equity interests in the VIE JVs, and has 50% of the voting rights in each of the VIE JVs. Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE. The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary. Accordingly, these interests are recorded using the equity method.

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

        The Company guarantees the mortgage notes payable for the VIE JVs. The Company's maximum exposure to loss for these joint ventures as of December 31, 2010 is the total of the guaranteed loan balances, the payables due to the Company and the Company's investment balances in the joint ventures. The Company believes that the risk of incurring a loss as a result of having to perform on the loan guarantees is unlikely and therefore no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        The following table compares the liability balance and the maximum exposure to loss related to the VIE JVs as of December 31, 2010:

	Liability Balance	Investment Balance	Balance of Guaranteed Loan	Payables to Company	Maximum Exposure to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,240	$4,332	$3,034	$8,606	$(8,606)
Extra Space of Sacramento One LLC	—	(804)	5,000	1,495	5,691	(5,691)

	$—	$436	$9,332	$4,529	$14,297	$(14,297)

        The Company had no consolidated VIEs during the year ended December 31, 2010.

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

        At December 31, 2007, the Company had $24,460 invested in non mortgage- backed ARS. Uncertainties in the credit markets had prevented the Company and other investors from liquidating the holdings of auction rate securities in auctions for these securities because the amount of securities submitted for sale exceeded the amount of purchase orders. As a result, during the year ended December 31, 2007, the Company recorded an other-than-temporary impairment charge of $1,233 and a temporary impairment charge of $1,415, which reduced the carrying value of the Company's investments in ARS to an estimated fair value of $21,812 as of December 31, 2007. On February 29, 2008, the Company liquidated its holdings of ARS for $21,812 in cash. As a result of this settlement, the Company recognized $1,415 of the amount that was previously classified as a temporary impairment as a loss on sale of investments available for sale through earnings. The Company has not had investments in ARS or investments available for sale since March 1, 2008.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

7. OTHER ASSETS

        The components of other assets are summarized as follows:

	December 31, 2010	December 31, 2009
Equipment and fixtures	$13,552	$11,836
Less: accumulated depreciation	(10,490)	(9,046)
Other intangible assets	3,343	3,303
Deferred financing costs, net	14,519	15,458
Prepaid expenses and deposits	6,869	5,173
Accounts receivable, net	12,520	15,086
Investments in Trusts	3,590	3,590
Deferred tax asset	4,294	5,576

	$48,197	$50,976

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

8. NOTES PAYABLE

        The components of notes payable are summarized as follows:

	December 31, 2010	December 31, 2009
Fixed Rate
Mortgage and construction loans with banks (including loans subject to interest rate swaps) bearing interest at fixed rates between 4.2% and 7.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between June 2011 and August 2019.	$695,505	$895,473
Variable Rate

Mortgage and construction loans with banks bearing floating interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.5% (1.8% and 1.7% at December 31, 2010 and December 31, 2009, respectively) and LIBOR plus 4.0% (4.3% and 4.2% at December 31, 2010 and December 31, 2009, respectively). Interest rates based on Prime are between Prime plus 0.5% (3.8% at December 31, 2010 and December 31, 2009), and Prime plus 1.5% (4.8% at December 31, 2010 and December 31, 2009). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between February 2011 and May 2015.

	175,898	204,120

	$871,403	$1,099,593

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

8. NOTES PAYABLE (Continued)

        The following table summarizes the scheduled maturities of notes payable at December 31, 2010:

2011	$192,888
2012	57,234
2013	42,445
2014	149,428
2015	204,300
Thereafter	225,108

$871,403

        Certain mortgage and construction loans with variable rate debt are subject to interest rate floors starting at 4.5%. Real estate assets are pledged as collateral for the notes payable. Also, certain of these notes payable are cross-collateralized with other properties. Of the Company's $871,403 in notes payable outstanding at December 31, 2010, $511,229 were recourse due to guarantees or other security provisions. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at December 31, 2010.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

9. DERIVATIVES (Continued)

        Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

		For the Year Ended December 31,
	Classification of Income (Expense)
Type		2010	2009	2008
Reverse Swap Agreement	Interest expense	$—	$916	$223
Swap Agreement 1	Interest expense	(1,231)	(923)	—
Swap Agreement 2	Interest expense	(728)	(309)	—
Swap Agreement 3	Interest expense	(266)	(126)	—
Swap Agreement 4	Interest expense	(261)	(21)	—
Swap Agreement 5	Interest expense	(216)	—	—
Swap Agreement 6	Interest expense	(376)	—	—

		$(3,078)	$(463)	$223

        Information relating to the losses recognized on the swap agreements is as follows:

			Gain (loss) reclassified from OCI
	Gain (loss) recognized in OCI
		Location of amounts reclassified from OCI into income
			Year ended December 31, 2010
Type	December 31, 2010
Swap Agreement 1	$(1,473)	Interest expense	$(1,231)
Swap Agreement 2	(961)	Interest expense	(728)
Swap Agreement 3	(399)	Interest expense	(266)
Swap Agreement 4	(426)	Interest expense	(261)
Swap Agreement 5	(562)	Interest expense	(216)
Swap Agreement 6	(1,142)	Interest expense	(376)

	$(4,963)		$(3,078)

        The Swap Agreements were highly effective for the year ended December 31, 2010. The gain (loss) reclassified from OCI in the preceding table represents the effective portion of our cash flow hedges reclassified from OCI to interest expense during the year ended December 31, 2010.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

9. DERIVATIVES (Continued)

        The balance sheet classification and carrying amounts of the interest rate swaps are as follows:

	Asset (Liability) Derivatives
	December 31, 2010		December 31, 2009
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Swap Agreement 1	Other liabilities	$(1,813)	Other liabilities	$(340)
Swap Agreement 2	Other liabilities	(1,439)	Other liabilities	(478)
Swap Agreement 3	Other liabilities	(643)	Other liabilities	(244)
Swap Agreement 4	Other liabilities	(475)	Other liabilities	(49)
Swap Agreement 5	Other liabilities	(562)	N/A	—
Swap Agreement 6	Other liabilities	(1,142)	N/A	—

		$(6,074)		$(1,111)

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

        During April 2005, ESS Statutory Trust I (the "Trust"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

10. NOTES PAYABLE TO TRUSTS (Continued)

were loaned in the form of a note to the Operating Partnership (the "Note"). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. Effective June 30, 2010, the Trust entered into an interest rate swap that fixes the interest rate to be paid at 5.62% per annum and matures on June 30, 2015. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by the Trust with no prepayment premium on June 30, 2010.

        Trust, Trust II and Trust III are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have the power to direct the activities of the entities that most significantly affect the entities' economic performance because of their lack of voting or similar rights. Because the Operating Partnership's investment in the trusts' common securities was financed directly by the trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk. The Operating Partnership's investment in the trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the trusts. Since the Company is not the primary beneficiary of the trusts, they have not been consolidated. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trust, Trust II, and Trust III by the Company. The Company has also recorded its investment in the trusts' common securities as other assets.

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

        Following is a tabular comparison of the carrying amounts of the liabilities the Company has recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of December 31, 2010:

	Notes payable to Trusts as of December 31, 2010	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

11. EXCHANGEABLE SENIOR NOTES

        On March 27, 2007, the Company's Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the "Notes"). Costs incurred to issue the Notes were approximately $5,700. The remaining portion of these costs are being amortized as an adjustment to

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

11. EXCHANGEABLE SENIOR NOTES (Continued)

interest expense over five years, which represents the estimated term of the Notes, and are included in other assets, net in the consolidated balance sheet as of December 31, 2010 and 2009. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock at an initial exchange rate of approximately 42.6491 shares per $1,000 principal amount of Notes at the option of the Operating Partnership.

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

        Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	December 31, 2010	December 31, 2009
Carrying amount of equity component	$19,545	$19,545

Principal amount of liability component	$87,663	$87,663
Unamortized discount	(2,205)	(3,869)

Net carrying amount of liability component	$85,458	$83,794

        The remaining discount will be amortized over the remaining period of the debt through its first redemption date, April 1, 2012. The effective interest rate on the liability component is 5.75%.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

11. EXCHANGEABLE SENIOR NOTES (Continued)

        The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Contractual interest	$3,178	$4,524	$8,729
Amortization of discount	1,664	2,239	4,060

Total interest expense recognized	$4,842	$6,763	$12,789

Repurchases of Notes

        The Company has repurchased a portion of its Notes. The Company allocated the value of the consideration paid to repurchase the Notes (1) to the extinguishment of the liability component and (2) to the reacquisition of the equity component. The amount allocated to the extinguishment of the liability component is equal to the fair value of that component immediately prior to extinguishment. The difference between the consideration attributed to the extinguishment of the liability component and the sum of (a) the net carrying amount of the repurchased liability component, and (b) the related unamortized debt issuance costs, is recognized as a gain on debt extinguishment. The remaining settlement consideration is allocated to the reacquisition of the equity component of the repurchased Notes and recognized as a reduction of stockholders' equity.

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

12. LINES OF CREDIT

        On December 8, 2010, the Company entered into a $40,000 revolving secured line of credit (the "Fourth Credit Line") that is collateralized by mortgages on certain real estate assets and matures December 8, 2013 with two one-year extension options available. The Company intends to use the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

12. LINES OF CREDIT (Continued)

proceeds from the Fourth Credit Line to repay debt and for general corporate purposes. The Fourth Credit Line has an interest rate of LIBOR plus 320 basis points with an interest rate floor of 4.5% (4.5% as of December 31, 2010). At December 31, 2010, $15,000 was drawn on the Fourth Credit Line. The Fourth Credit Line is guaranteed by the Company.

        On June 4, 2010, the Company entered into a $45,000 revolving secured line of credit (the "Third Credit Line") that is collateralized by mortgages on certain lease-up real estate assets and matures May 31, 2013 with a two-year extension option available. The Company intends to use the proceeds from the Third Credit Line to repay debt and for general corporate purposes. The Third Credit Line has an interest rate of LIBOR plus 350 basis points (3.8% as of December 31, 2010). As of December 31, 2010, the Third Credit Line had $34,700 of capacity based on the lease-up of the assets collateralizing the Third Credit Line. At December 31, 2010, $25,467 was drawn on the Third Credit Line. The Third Credit Line is guaranteed by the Company.

        On February 13, 2009, the Company entered into a $50,000 revolving secured line of credit (the "Second Credit Line") that is collateralized by mortgages on certain real estate assets and matures February 13, 2013. The Company intends to use the proceeds of the Second Credit Line to repay debt and for general corporate purposes. The Second Credit Line has an interest rate of LIBOR plus 350 basis points (3.8% as of December 31, 2010 and 3.5% as of December 31, 2009). At December 31, 2010 and 2009, there was $30,000 and $0, respectively, drawn on the Second Credit Line. The Company is subject to certain covenants relating to the Second Credit Line. The Second Line of Credit is guaranteed by the Company.

        On October 19, 2007, the Company entered into a $100,000 secured revolving line of credit (the "Credit Line" and together with the Second Credit Line, Third Credit Line and Fourth Credit Line, the "Credit Lines") that matures October 31, 2011 with a one-year extension available. $100,000 was drawn on the Credit Line at December 31, 2010 and 2009. The Company intends to use the proceeds of the Credit Line to repay debt and for general corporate purposes. The Credit Line has an interest rate of between 100 and 205 basis points over LIBOR, depending on certain financial ratios of the Company (1.3% as of December 31, 2010 and 1.2% as of December 31, 2009). The Credit Line is collateralized by mortgages on certain real estate assets. As of December 31, 2010, the Credit Line had $100,000 of capacity based on the assets collateralizing the Credit Line.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

13. OTHER LIABILITIES

        The components of other liabilities are summarized as follows:

	December 31, 2010	December 31, 2009
Deferred rental income	$12,194	$12,045
Lease obligation liability	7,016	6,260
Fair value of interest rate swaps	6,074	1,111
Income taxes payable (receivable)	(1,353)	2,145
Other miscellaneous liabilities	4,338	3,413

	$28,269	$24,974

        Included in the lease obligation liability is approximately $2,000 related to minimum rentals to be received in the future under non cancelable subleases. The lease obligation liability increased by $2,000 during the year ended December 31, 2010 as a result of the bankruptcy of a tenant subleasing office space from the Company in Memphis, TN. The Memphis, TN office lease is a liability assumed in the Storage USA acquisition in July 2005. The increase in this liability was recognized through a $2,000 charge which is included as loss on sublease in the consolidated statement of operations.

14. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

        The Company provides management services to certain joint ventures, franchise, third parties and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from total revenues for the management of operations at the self-storage facilities.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

14. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        Management fee revenues for related party and affiliated real estate joint ventures are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2010	2009	2008
ESW	Affiliated real estate joint ventures	$403	$402	$432
ESW II	Affiliated real estate joint ventures	318	312	310
ESNPS	Affiliated real estate joint ventures	458	452	466
ESSM	Affiliated real estate joint ventures	44	11	—
HSRE	Affiliated real estate joint ventures	961	—	—
PRISA	Affiliated real estate joint ventures	4,917	4,793	5,076
PRISA II	Affiliated real estate joint ventures	3,964	3,989	4,147
PRISA III	Affiliated real estate joint ventures	1,722	1,686	1,774
VRS	Affiliated real estate joint ventures	1,136	1,128	1,175
WCOT	Affiliated real estate joint ventures	1,468	1,454	1,536
SP I	Affiliated real estate joint ventures	1,256	1,243	1,296
SPB II	Affiliated real estate joint ventures	943	943	1,003
Everest	Affiliated real estate joint ventures	491	359	351
Other	Franchisees, third parties and other	5,041	4,189	3,379

		$23,122	$20,961	$20,945

        Receivables from related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2010	December 31, 2009
Mortgage notes receivable	$6,943	$—
Other receivables from properties	3,118	5,114

	$10,061	$5,114

        Other receivables from properties consist of amounts due for management fees and expenses paid on behalf of the properties that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2010 and 2009.

        In January 2009, the Company purchased a lender's interest in a construction loan from a joint venture that owns a single property located in Sacramento, CA. The construction loan was to ESS of Sacramento One, LLC, a joint venture in which the Company owns a 50% interest, and was guaranteed by the Company. In July 2009, the Company purchased a lender's interest in a mortgage note from a joint venture that owns a single property located in Chicago, IL. The note was to Extra Space of Montrose, a joint venture in which the Company holds a 39% interest, and was also guaranteed by the Company. Both ESS of Sacramento One, LLC and Extra Space of Montrose were consolidated as of

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

14. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

December 31, 2009, as each joint venture was considered to be a VIE of which the Company was the primary beneficiary. The construction loan and mortgage note receivable were eliminated by the Company in consolidation as of December 31, 2009. On January 1, 2010, the Company adopted changes to the accounting guidance in ASC 810, "Consolidation." As a result of the adoption of this new guidance, the Company determined that these joint ventures should no longer be consolidated as the power to direct the activities that most significantly impact these entities' economic performance is shared equally by the Company and their joint venture partners, and therefore there is no primary beneficiary of either joint venture. The Company therefore deconsolidated these joint ventures as of January 1, 2010, and removed the associated assets and liabilities from its books. The $3,039 note receivable from Extra Space of Montrose and the $3,904 loan receivable from ESS of Sacramento One, LLC are no longer eliminated in consolidation as the Company now accounts for its interest in these joint ventures using the equity method of accounting.

        Centershift, a related party service provider, is partially owned by a certain director and certain members of management of the Company. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company's property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2010, 2009 and 2008, the Company paid Centershift $778, $1,081, and $989, respectively, relating to the purchase of software and to license agreements.

        The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. ("SpenAero") an affiliate of Spencer F. Kirk, the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2010, 2009 and 2008, the Company paid SpenAero $668, $631, and $440, respectively. The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

15. STOCKHOLDERS' EQUITY

        The Company's charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2010, 87,587,322 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

        On October 3, 2008, the Company issued 3,000,000 shares of its common stock at an offering price of $14.71 per share in a registered direct placement to certain clients of RREEF America L.L.C. The Company received aggregate gross proceeds of $44,130. Transaction costs were $247 for net proceeds of $43,883.

        On May 19, 2008, the Company closed a public common stock offering of 14,950,000 shares at an offering price of $16.35 per share, for aggregate gross proceeds of $244,433. Transaction costs were $11,715 for net proceeds of $232,718.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

15. STOCKHOLDERS' EQUITY (Continued)

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

        The Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") which provides for the designation and issuance of the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

16. NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS (Continued)

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

        The Company has evaluated the terms of the Preferred OP units and classifies the noncontrolling interest represented by the Preferred OP units as stockholders' equity in the accompanying consolidated balance sheets. The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets. Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.

17. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

        The Company's interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.3% majority ownership interest therein as of December 31, 2010. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 4.7% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2010, the Operating Partnership had 3,356,963 common OP units outstanding.

        The noncontrolling interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

17. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP (Continued)

Partnership received limited partnership units in the form of either OP units or Contingent Conversion units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company's common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2010, was $17.41 and there were 3,356,963 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP units on December 31, 2010 and the Company elected to pay the non-controlling members cash, the Company would have paid $58,445 in cash consideration to redeem the units.

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

        GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

17. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP (Continued)

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

        The Company has evaluated the terms of the common OP units and classifies the noncontrolling interest represented by the common OP units as stockholders' equity in the accompanying consolidated balance sheets. The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets. Any noncontrolling interests that fail to quality as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.

18. OTHER NONCONTROLLING INTERESTS

        Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of December 31, 2010. Two of these consolidated properties were under development, and one was in the lease-up stage as of December 31, 2010. The ownership interests of the third party owners range from 5.0% to 27.6%. Other noncontrolling interests are included in the stockholders' equity section of the Company's consolidated balance sheet. The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

        In October 2010, the Company paid $500 to obtain its joint venture partners' equity interests in three joint ventures: Extra Space of Franklin Blvd. LLC, Extra Space of Washington Avenue LLC and Extra Space of Elk Grove LLC. Each of these joint ventures owned a single pre-stabilized property. These properties are now wholly-owned and consolidated.

        On June 25, 2010, the Company acquired all of its minority partners' membership interests in two consolidated self-storage properties located in New Jersey for a total of $50 in cash. Both of these properties are in the lease-up stage and are now wholly-owned by the Company.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

19. STOCK-BASED COMPENSATION

        The Company has the following plans under which shares were available for grant at December 31, 2010:

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

        As of December 31, 2010, 3,046,273 shares were available for issuance under the Plans.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

19. STOCK-BASED COMPENSATION (Continued)

Option Grants

        A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2010
Outstanding at December 31, 2007	2,651,718	$14.54
Granted	380,000	15.57
Exercised	(146,795)	13.09
Forfeited	(43,000)	14.26

Outstanding at December 31, 2008	2,841,923	$14.76
Granted	723,000	6.22
Forfeited	(107,875)	13.36

Outstanding at December 31, 2009	3,457,048	$13.02
Granted	308,680	11.75
Exercised	(484,261)	11.69
Forfeited	(175,562)	12.27

Outstanding at December 31, 2010	3,105,905	$13.13	5.88	$13,880

Vested and Expected to Vest	2,960,347	$13.30	5.75	$12,749
Ending Exercisable	2,072,075	$14.48	4.77	$6,500

        The aggregate intrinsic value in the table above represents the total value (the difference between the Company's closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The weighted average fair value of stock options granted in 2010, 2009 and 2008 was $3.27, $1.31, and $1.83, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Expected volatility	47%	42%	26%
Dividend yield	5.3%	6.6%	6.5%
Risk-free interest rate	2.3%	1.7%	2.7%
Average expected term (years)	5	5	5

        The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

19. STOCK-BASED COMPENSATION (Continued)

and average expected term. The forfeiture rate, which is estimated at a weighted-average of 15.7% of unvested options outstanding as of December 31, 2010, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

        A summary of stock options outstanding and exercisable as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22—$11.59	742,680	8.42	$7.78	50,000	$6.22
$11.60—$12.50	812,699	4.14	12.47	735,299	12.50
$12.51—$15.53	839,775	5.48	14.83	708,025	14.86
$15.54—$19.00	510,751	5.50	16.49	428,751	16.33
$19.01—$19.91	200,000	6.14	19.91	150,000	19.91

$6.22—$19.91	3,105,905	5.88	$13.13	2,072,075	$14.48

        The Company recorded compensation expense relating to outstanding options of $801, $831, and $970 in general and administrative expense for the years ended December 31, 2010, 2009 and 2008, respectively. Total cash received for the years ended December 31, 2010, 2009 and 2008 related to option exercises was $5,661, $0, and $2,063, respectively. At December 31, 2010, there was $1,082 of total unrecognized compensation expense related to non-vested stock options under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2010, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors

        For the years ended December 31, 2010, 2009 and 2008, the Company granted 445,230, 547,265, and 361,624 shares, respectively of common stock to certain employees and directors, without monetary consideration under the Plans. The Company recorded $3,779, $2,978 and $2,530 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2010, 2009 and 2008, respectively. The forfeiture rate, which is estimated at a weighted-average of 7.0% of unvested awards outstanding as of December 31, 2010, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2010, there was $6,000 of total unrecognized compensation expense related to non-vested restricted stock awards under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

19. STOCK-BASED COMPENSATION (Continued)

        The fair value of common stock awards is determined based on the closing trading price of the Company's common stock on the grant date.

        A summary of the Company's employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2007	211,972	$17.23
Granted	361,624	15.69
Released	(122,206)	16.45
Cancelled	(10,186)	17.21

Unreleased at December 31, 2008	441,204	$16.21
Granted	547,265	6.19
Released	(198,284)	13.51
Cancelled	(21,256)	9.82

Unreleased at December 31, 2009	768,929	$9.95
Granted	445,230	12.22
Released	(228,885)	11.08
Cancelled	(64,010)	10.11

Unreleased at December 31, 2010	921,264	$10.75

20. EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2010, 2009 and 2008, the Company made matching contributions to the plan of $805, $755, and $779, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee's compensation.

21. INCOME TAXES

        As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary. In general, the Company's TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes." Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

21. INCOME TAXES (Continued)

        The income tax provision for the years ended December 31, 2010 and 2009 is comprised of the following components:

	For the Year Ended December 31, 2010
	Federal	State	Total
Current expense	$3,588	$124	$3,712
Investment tax credit	(832)	—	(832)
Change in deferred benefit	1,282	—	1,282

Total tax expense	$4,038	$124	$4,162

	For the Year Ended December 31, 2009
	Federal	State	Total
Current expense	$4,177	$1,171	$5,348
Change in deferred benefit	(1,048)	—	(1,048)

Total tax expense	$3,129	$1,171	$4,300

        A reconciliation of the statutory income tax provisions to the effective income tax provisions for the years ended December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
Expected tax at statutory rate	$13,204	35.0%	$15,188	35.0%
Non-taxable REIT income	(8,303)	(22.0)%	(12,580)	(29.0)%
State and local tax expense—net of federal benefit	124	0.3%	1,167	2.7%
Change in valuation allowance	804	2.1%	541	1.2%
Solar tax credits	(832)	(2.2)%	—	0.0%
Miscellaneous	(835)	(2.3)%	(16)	0.0%

Total provision	$4,162	10.9%	$4,300	9.9%

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

21. INCOME TAXES (Continued)

        The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2010	December 31, 2009
Captive insurance subsidiary	$236	$182
Fixed assets	1,589	3,122
Various liabilities	1,229	1,603
Stock compensation	2,140	1,865
State net operating losses	1,743	939

	6,937	7,711
Valuation allowance	(2,643)	(2,135)

Net deferred tax asset	$4,294	$5,576

        The state income tax net operating losses expire between 2012 and 2027. The deferred tax benefits associated with the state income tax net operating losses have been fully reserved through the valuation allowance.

22. SEGMENT INFORMATION

        The Company operates in three distinct segments; (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Financial information for the Company's business segments are set forth below:

	December 31, 2010	December 31, 2009
Balance Sheet
Investment in real estate ventures
Rental operations	$140,560	$130,449
Total assets
Property management, acquisition and development	$400,910	$466,399
Rental operations	1,831,150	1,922,643
Tenant reinsurance	16,408	18,514

	$2,248,468	$2,407,556

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

22. SEGMENT INFORMATION (Continued)

	For the Year Ended December 31,
	2010	2009	2008
Statement of Operations
Total revenues
Property management, acquisition and development	$23,122	$20,961	$20,945
Rental operations	232,447	238,256	235,695
Tenant reinsurance	25,928	20,929	16,091

	$281,497	$280,146	$272,731

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$49,762	$64,246	$42,577
Rental operations	134,415	138,552	132,626
Tenant reinsurance	6,505	5,461	5,066

	$190,682	$208,259	$180,269

Income (loss) from operations
Property management, acquisition and development	$(26,640)	$(43,285)	$(21,632)
Rental operations	98,032	99,704	103,069
Tenant reinsurance	19,423	15,468	11,025

	$90,815	$71,887	$92,462

Interest expense
Property management, acquisition and development	$(3,126)	$(3,463)	$(5,639)
Rental operations	(62,654)	(66,355)	(63,032)

	$(65,780)	$(69,818)	$(68,671)

Interest income
Property management, acquisition and development	$889	$1,563	$3,227
Tenant reinsurance	9	19	172

	$898	$1,582	$3,399

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$4,850	$4,850	$4,850

Gain on repurchase of exchangeable senior notes
Property management, acquisition and development	$—	$27,928	$6,311

Loss on sale of investments available for sale
Property management, acquisition and development	$—	$—	$(1,415)

Equity in earnings of real estate ventures
Rental operations	$6,753	$6,964	$6,932

Income tax expense
Tenant reinsurance	$(4,162)	$(4,300)	$(519)

Net income (loss)
Property management, acquisition and development	$(24,027)	$(12,407)	$(14,298)
Rental operations	42,131	40,313	46,969
Tenant reinsurance	15,270	11,187	10,678

	$33,374	$39,093	$43,349

Depreciation and amortization expense
Property management, acquisition and development	$2,099	$2,786	$1,462
Rental operations	48,250	49,617	48,104

	$50,349	$52,403	$49,566

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(69,588)	$(38,185)	$(127,293)
Development and construction of real estate assets
Property management, acquisition and development	$(36,062)	$(67,301)	$(66,071)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

23. COMMITMENTS AND CONTINGENCIES

        The Company has operating leases on its corporate offices and owns 14 self-storage facilities that are subject to ground leases. At December 31, 2010, future minimum rental payments under these non-cancelable operating leases are as follows (unaudited):

Less than 1 year	$6,597
Year 2	5,859
Year 3	5,570
Year 4	4,843
Year 5	2,603
Thereafter	35,890

$61,362

        The monthly rental amount for one of the ground leases is the greater of a minimum amount or a percentage of gross monthly receipts. The Company recorded expense of $2,416, $2,289, and $2,262 related to these leases in the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company has guaranteed loans for unconsolidated joint ventures as follows (unaudited):

	Date of Guaranty	Loan Maturity Date	Guaranteed Loan Amount December 31, 2010	Estimated Fair Market Value of Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$4,332	$8,625
Extra Space of Sacramento One LLC	Apr-09	Apr-11	$5,000	$9,940
ESS Baltimore LLC	Nov-04	Feb-13	$4,133	$6,819

        If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of December 31, 2010, as the fair value of the guarantees is not material. The Company believes the risk of incurring a loss as a result of having to perform on these guarantees is remote.

        The Company has been involved in routine litigation arising in the ordinary course of business. As of December 31, 2010, the Company was not involved in any material litigation nor, to its knowledge, is any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition or results of operations.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Amounts in thousands, except property and share data)

24. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$67,587	$68,777	$71,979	$73,154
Cost of operations	46,724	45,971	48,418	49,569

Revenues less cost of operations	$20,863	$22,806	$23,561	$23,585

Net income	$5,179	$7,925	$9,482	$10,788

Net income attributable to common stockholders	$3,568	$6,180	$7,667	$8,916

Net income—basic	$0.04	$0.07	$0.09	$0.10
Net income—diluted	$0.04	$0.07	$0.09	$0.10

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$69,247	$69,065	$71,113	$70,721
Cost of operations	47,324	66,691	47,896	46,348

Revenues less cost of operations	$21,923	$2,374	$23,217	$24,373

Net income (loss)	$30,762	$(6,681)	$7,574	$7,438

Net income (loss) attributable to common stockholders	$27,619	$(7,541)	$5,967	$5,932

Net income (loss)—basic	$0.32	$(0.09)	$0.07	$0.07
Net income (loss)—diluted	$0.32	$(0.09)	$0.07	$0.07

25. SUBSEQUENT EVENTS

        On January 18, 2011, the Company closed a CMBS loan for $82,185. The loan has a 10-year term and a fixed interest rate of 5.8%. The loan is collateralized by certain real estate assets. Proceeds from the loan will be used for general corporate purposes and to repay other debt.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2010
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Auburn	AL	$—	$325	$1,895	$—	$—	$—		$—		$325	$1,895	$2,220	$18	Aug-10
Auburn	AL	—	92	138	—	43	—		—		92	181	273	1	Aug-10
Hoover	AL	2,473	1,313	2,858	—	508	—		—		1,313	3,366	4,679	503	Aug-07
Mesa	AZ	1,362	849	2,547	—	78	—		—		849	2,625	3,474	449	Aug-04
Peoria	AZ	2,325	652	4,105	—	42	—		—		652	4,147	4,799	482	Apr-06
Peoria	AZ	—	1,060	—	—	—	—		—		1,060	—	1,060	—
Phoenix	AZ	7,368	1,441	7,982	—	465	—		—		1,441	8,447	9,888	1,289	Jul-05
Phoenix	AZ	—	669	4,135	—	135	—		—		669	4,270	4,939	457	Jan-07
Phoenix	AZ	3,440	552	3,530	—	164	—		—		552	3,694	4,246	476	Jun-06
Alameda	CA	—	2,919	12,984	—	1,402	—		—		2,919	14,386	17,305	1,528	Jun-07
Antelope	CA	6,131	1,525	8,345	—	(22)	(340)	(b)	—		1,185	8,323	9,508	490	Jul-08
Belmont	CA	—	3,500	7,280	—	25	—		—		3,500	7,305	10,805	633	May-07
Berkeley	CA	15,923	1,716	19,602	—	1,510	—		—		1,716	21,112	22,828	1,951	Jun-07
Burbank	CA	8,849	3,199	5,082	—	506	419	(a)	672	(a)	3,618	6,260	9,878	1,662	Aug-00
Castro Valley	CA	—	—	6,346	—	279	—		—		—	6,625	6,625	601	Jun-07
Chatsworth	CA	—	3,594	11,166	—	—	(3,594)	(g)	(11,166)	(g)	—	—	—	—	Jul-05
Claremont	CA	—	1,472	2,012	—	199	—		—		1,472	2,211	3,683	394	Jun-04
Colma	CA	16,254	3,947	22,002	—	2,052	—		—		3,947	24,054	28,001	2,342	Jun-07
Compton	CA	6,689	1,426	7,582	—	26	—		—		1,426	7,608	9,034	444	Sep-08
El Cajon	CA	—	1,100	6,380	—	—	—		—		1,100	6,380	7,480	176	Sep-09
El Sobrante	CA	—	1,209	4,018	—	935	—		—		1,209	4,953	6,162	562	Jun-07
Elk Grove	CA	4,392	952	6,936	—	16	123	(a)	234	(a)	1,075	7,186	8,261	45	Dec-07
Fontana	CA	1,916	1,246	3,356	—	142	54	(a)	179	(a) (c)	1,300	3,677	4,977	717	Oct-03
Fontana	CA	3,253	961	3,846	—	161	39	(a)	186	(a) (c)	1,000	4,193	5,193	928	Sep-02
Glendale	CA	—	—	6,084	—	188	—		—		—	6,272	6,272	1,098	Jun-04
Hawthorne	CA	—	1,532	3,871	—	177	—		—		1,532	4,048	5,580	725	Jun-04
Hayward	CA	—	3,149	8,006	—	1,864	—		—		3,149	9,870	13,019	1,045	Jun-07
Hemet	CA	5,277	1,146	6,369	—	214	—		—		1,146	6,583	7,729	969	Jul-05
Inglewood	CA	5,095	1,379	3,343	—	379	150	(a)	377	(a)	1,529	4,099	5,628	1,176	Aug-00
Lancaster	CA	—	1,425	5,855	—	32	—		—		1,425	5,887	7,312	158	Oct-09
Lancaster	CA	5,840	1,347	5,827	—	188	—		—		1,347	6,015	7,362	766	Jul-06
Livermore	CA	—	1,134	4,615	—	105	—		—		1,134	4,720	5,854	819	Jun-04
Long Beach	CA	—	1,403	7,595	—	—	(1,403)	(g)	(7,595)	(g)	—	—	—	—	Jul-05
Los Angeles	CA	5,300	1,431	2,976	—	111	180	(a)	374	(a)	1,611	3,461	5,072	964	Mar-00
Los Angeles	CA	—	3,991	9,774	—	29	—		—		3,991	9,803	13,794	758	Dec-07
Los Angeles	CA	—	2,200	8,108	—	2	—		—		2,200	8,110	10,310	479	Sep-08
Los Angeles	CA	—	3,075	—	—	—	(3,075)	(b)	—		—	—	—	—
Los Gatos	CA	—	2,550	—	—	—	—		—		2,550	—	2,550	—
Manteca	CA	3,777	848	2,543	—	82	—		—		848	2,625	3,473	490	Jan-04
Marina Del Rey	CA	—	4,248	23,549	—	—	(4,248)	(g)	(23,549)	(g)	—	—	—	—	Jul-05
Modesto	CA	1,519	909	3,043	—	245	—		—		909	3,288	4,197	341	Jun-07
North Highlands	CA	—	696	2,806	—	—	(696)	(g)	(2,806)	(g)	—	—	—	—	Jul-05
North Hollywood	CA	—	3,125	9,257	—	74	—		—		3,125	9,331	12,456	1,115	May-06
Oakland	CA	2,981	—	3,777	—	415	—		494	(a)	—	4,686	4,686	1,323	Apr-00
Oakland	CA	—	3,024	11,321	—	48	—		—		3,024	11,369	14,393	157	May-10
Oceanside	CA	9,658	3,241	11,361	—	621	—		—		3,241	11,982	15,223	1,827	Jul-05
Pacoima	CA	5,760	3,050	7,597	—	48	—		—		3,050	7,645	10,695	253	Aug-09
Palmdale	CA	—	1,225	5,379	—	2,140	—		—		1,225	7,519	8,744	1,086	Jan-05
Pico Rivera	CA	4,354	1,150	3,450	—	89	—		—		1,150	3,539	4,689	846	Aug-00
Pleasanton	CA	2,993	1,208	4,283	—	364	—		—		1,208	4,647	5,855	535	May-07
Richmond	CA	—	953	4,635	—	518	—		—		953	5,153	6,106	897	Jun-04
Riverside	CA	2,417	1,075	4,042	—	394	—		—		1,075	4,436	5,511	802	Aug-04
Sacramento	CA	4,182	852	4,720	—	343	—		—		852	5,063	5,915	806	Jul-05
Sacramento	CA	2,936	1,738	5,522	—	—	106	(a)	(81)	(a) (c)	1,844	5,441	7,285	35	Oct-10
Sacramento	CA	—	2,400	7,425	—	28	—		—		2,400	7,453	9,853	247	Sep-09
Sacramento	CA	—	2,410	8,244	—	3	(2,410)	(h)	(8,247)	(h)	—	—	—	—	Jan-09
San Bernardino	CA	—	1,213	3,061	—	107	—		—		1,213	3,168	4,381	569	Jun-04
San Bernardino	CA	—	750	5,135	—	36	—		—		750	5,171	5,921	552	Jun-06
San Francisco	CA	13,289	8,457	9,928	—	1,136	—		—		8,457	11,064	19,521	1,223	Jun-07
San Jose	CA	8,803	5,340	6,821	—	169	—		—		5,340	6,990	12,330	191	Sep-09
San Leandro	CA	6,207	3,343	6,630	—	17	(52)	(a)	(237)	(a)	3,291	6,410	9,701	43	Oct-10
San Leandro	CA	9,994	4,601	9,777	—	1,872	—		—		4,601	11,649	16,250	1,207	Aug-07

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2010
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Santa Clara	CA	7,791	4,750	8,218	—	13	—		—		4,750	8,231	12,981	272	Jul-09
Santa Fe Springs	CA	6,916	3,617	7,022	—	271	—		—		3,617	7,293	10,910	655	Oct-07
Sherman Oaks	CA	17,204	4,051	12,152	—	248	—		—		4,051	12,400	16,451	2,041	Aug-04
Simi Valley	CA	—	5,533	—	—	—	(1,285)	(e)	—		4,248	—	4,248	—
Stockton	CA	3,066	649	3,272	—	109	—		—		649	3,381	4,030	770	May-02
Sylmar	CA	4,385	3,058	4,671	—	221	—		—		3,058	4,892	7,950	383	May-08
Thousand Oaks	CA	—	4,500	—	—	—	(1,000)	(e)	—		3,500	—	3,500	—
Torrance	CA	—	3,710	6,271	—	483	400	(d)	—		4,110	6,754	10,864	1,185	Jun-04
Tracy	CA	2,866	778	2,638	—	102	133	(a)	481	(a) (c)	911	3,221	4,132	653	Jul-03
Tracy	CA	—	946	1,937	—	110	—		10	(c)	946	2,057	3,003	455	Apr-04
Vallejo	CA	2,081	1,177	2,157	—	789	—		—		1,177	2,946	4,123	350	Jun-07
Venice	CA	6,576	2,803	8,410	—	105	—		—		2,803	8,515	11,318	1,406	Aug-04
Watsonville	CA	3,385	1,699	3,056	—	155	—		—		1,699	3,211	4,910	499	Jul-05
Whittier	CA	2,408	—	2,985	—	66	—		20	(c)	—	3,071	3,071	696	Jun-02
Arvada	CO	—	286	1,521	—	446	—		—		286	1,967	2,253	644	Sep-00
Colorado Springs	CO	3,147	781	3,400	—	148	—		—		781	3,548	4,329	342	Aug-07
Colorado Springs	CO	3,468	1,525	4,310	—	148	—		—		1,525	4,458	5,983	255	Nov-08
Denver	CO	2,792	368	1,574	—	127	—		—		368	1,701	2,069	280	Jul-05
Denver	CO	—	602	2,052	—	472	143	(a)	512	(a)	745	3,036	3,781	836	Sep-00
Parker	CO	2,725	800	4,549	—	533	—		—		800	5,082	5,882	620	Sep-06
Thornton	CO	—	212	2,044	—	516	36	(a)	389	(a)	248	2,949	3,197	876	Sep-00
Westminster	CO	—	291	1,586	—	821	8	(a)	48	(a)	299	2,455	2,754	765	Sep-00
Groton	CT	2,458	1,277	3,992	—	328	—		46	(c)	1,277	4,366	5,643	892	Jan-04
Middletown	CT	2,098	932	2,810	—	136	—		—		932	2,946	3,878	230	Dec-07
Wethersfield	CT	2,801	709	4,205	—	122	—		16	(c)	709	4,343	5,052	964	Aug-02
Coral Springs	FL	3,991	3,638	6,590	—	194	—		—		3,638	6,784	10,422	474	Jun-08
Deland	FL	—	1,318	3,971	—	122	—		—		1,318	4,093	5,411	538	Jan-06
Estero	FL	—	2,198	8,215	—	5	—		—		2,198	8,220	10,418	272	Jul-09
Fort Myers	FL	4,381	1,985	4,983	—	339	—		—		1,985	5,322	7,307	855	Jul-05
Fort Myers	FL	3,098	1,691	4,711	—	144	—		29	(c)	1,691	4,884	6,575	868	Aug-04
Ft Lauderdale	FL	2,793	1,587	4,205	—	239	—		32	(c)	1,587	4,476	6,063	789	Aug-04
Ft Lauderdale	FL	2,637	2,750	—	—	—	—		—		2,750	—	2,750	—
Greenacres	FL	—	1,463	3,244	—	58	—		14	(c)	1,463	3,316	4,779	526	Mar-05
Hialeah	FL	5,159	2,800	7,588	—	51	—		—		2,800	7,639	10,439	454	Aug-08
Hialeah	FL	3,582	1,678	6,807	—	8	—		—		1,678	6,815	8,493	51	Sep-10
Hialeah	FL	2,730	1,750	7,150	—	9	—		—		1,750	7,159	8,909	176	Jan-10
Hollywood	FL	7,168	3,214	8,689	—	188	—		—		3,214	8,877	12,091	737	Nov-07
Kendall	FL	—	2,374	—	—	—	—		—		2,374	—	2,374	—
Madeira Beach	FL	2,719	1,686	5,163	—	114	—		29	(c)	1,686	5,306	6,992	911	Aug-04
Margate	FL	3,309	430	3,139	—	286	39	(a)	287	(a)	469	3,712	4,181	1,021	Aug-00
Miami	FL	3,434	1,325	4,395	—	324	114	(a)	388	(a)	1,439	5,107	6,546	1,422	Aug-00
Miami	FL	9,334	5,315	4,305	—	215	544	(a)	447	(a)	5,859	4,967	10,826	1,344	Aug-00
Miami	FL	5,519	1,238	7,597	—	201	—		—		1,238	7,798	9,036	770	May-07
Miami	FL	5,713	4,798	9,475	—	18	—		—		4,798	9,493	14,291	255	Nov-09
Naples	FL	—	2,570	5,102	—	—	(2,570)	(g)	(5,102)	(g)	—	—	—	—	Jul-05
North Lauderdale	FL	3,699	428	3,516	—	590	31	(a)	260	(a)	459	4,366	4,825	1,258	Aug-00
North Miami	FL	—	1,256	6,535	—	398	—		—		1,256	6,933	8,189	1,231	Jun-04
Ocoee	FL	2,237	872	3,642	—	127	—		17	(c)	872	3,786	4,658	629	Mar-05
Orlando	FL	3,188	1,216	5,008	—	176	—		39	(c)	1,216	5,223	6,439	916	Aug-04
Orlando	FL	4,499	2,233	9,223	—	229	—		21	(c)	2,233	9,473	11,706	1,473	Mar-05
Orlando	FL	4,091	1,474	6,101	—	106	—		21	(c)	1,474	6,228	7,702	966	Mar-05
Orlando	FL	3,390	1,166	4,816	—	1,123	—		15	(c)	1,166	5,954	7,120	873	Mar-05
Orlando	FL	—	625	2,133	—	28	—		—		625	2,161	2,786	26	Jul-10
Plantation	FL	—	3,850	—	—	—	(1,900)	(e)	—		1,950	—	1,950	—
Port Charlotte	FL	—	1,389	4,632	—	100	—		20	(c)	1,389	4,752	6,141	815	Aug-04
Riverview	FL	2,630	654	2,953	—	107	—		29	(c)	654	3,089	3,743	556	Aug-04
Tamiami	FL	—	2,979	5,351	—	—	(2,979)	(g)	(5,351)	(g)	—	—	—	—	Jul-05
Tampa	FL	4,190	1,425	4,766	—	264	—		—		1,425	5,030	6,455	551	Mar-07
Tampa	FL	3,520	883	3,533	—	129	—		—		883	3,662	4,545	406	Nov-06
Valrico	FL	3,139	1,197	4,411	—	111	—		34	(c)	1,197	4,556	5,753	790	Aug-04
Venice	FL	7,096	1,969	5,903	—	217	—		—		1,969	6,120	8,089	822	Jan-06
West Palm Beach	FL	—	1,449	2,586	—	—	(1,449)	(g)	(2,586)	(g)	—	—	—	—	Jul-05
West Palm Beach	FL	3,983	1,752	4,909	—	318	—		—		1,752	5,227	6,979	851	Jul-05

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2010
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
West Palm Beach	FL	1,630	1,164	2,511	—	263	82	(a)	180	(a)	1,246	2,954	4,200	836	Aug-00
West Palm Beach	FL	1,877	1,312	2,511	—	363	104	(a)	204	(a)	1,416	3,078	4,494	908	Aug-00
Alpharetta	GA	2,755	1,893	3,161	—	117	—		—		1,893	3,278	5,171	402	Aug-06
Atlanta	GA	—	3,737	8,333	—	288	—		35	(c)	3,737	8,656	12,393	1,467	Aug-04
Atlanta	GA	—	1,665	2,028	—	103	—		21	(c)	1,665	2,152	3,817	392	Aug-04
Atlanta	GA	—	3,319	8,325	—	330	—		33	(c)	3,319	8,688	12,007	1,383	Feb-05
Dacula	GA	3,879	1,993	3,001	—	82	—		—		1,993	3,083	5,076	405	Jan-06
Douglasville	GA	—	1,209	719	—	15	—		—		1,209	734	1,943	10	Jun-10
Duluth	GA	3,370	1,454	4,151	—	72	—		—		1,454	4,223	5,677	400	Jun-07
Kennesaw	GA	—	673	1,151	—	21	—		—		673	1,172	1,845	16	Jun-10
Lithonia	GA	—	1,958	3,645	—	13	—		—		1,958	3,658	5,616	107	Nov-09
Marietta	GA	—	887	2,617	—	4	—		—		887	2,621	3,508	36	Jun-10
Snellville	GA	—	2,691	4,026	—	145	—		23	(c)	2,691	4,194	6,885	735	Aug-04
Stone Mountain	GA	1,887	925	3,505	—	190	—		—		925	3,695	4,620	553	Jul-05
Stone Mountain	GA	—	1,817	4,382	—	133	—		24	(c)	1,817	4,539	6,356	790	Aug-04
Sugar Hill	GA	—	1,368	2,540	—	119	—		—		1,368	2,659	4,027	261	Jun-07
Sugar Hill	GA	—	1,371	2,547	—	115	—		—		1,371	2,662	4,033	265	Jun-07
Alpharetta	GL	—	1,973	1,587	—	129	—		20	(c)	1,973	1,736	3,709	320	Aug-04
Kahului	HI	—	3,984	15,044	—	492	—		—		3,984	15,536	19,520	1,490	Jun-07
Kapolei	HI	15,102	—	24,701	—	315	—		—		—	25,016	25,016	2,311	Jun-07
Chicago	IL	3,186	449	2,471	—	420	—		—		449	2,891	3,340	512	Jul-05
Chicago	IL	2,888	472	2,582	—	526	—		—		472	3,108	3,580	546	Jul-05
Chicago	IL	4,381	621	3,428	—	703	—		—		621	4,131	4,752	729	Jul-05
Chicago	IL	—	1,925	—	—	—	—		—		1,925	—	1,925	—
Chicago	IL	—	2,020	6,997	—	12	(2,020)	(h)	(7,009)	(h)	—	—	—	—	Jul-09
Crest Hill	IL	—	847	2,946	—	61	121	(a)	472	(a) (c)	968	3,479	4,447	711	Jul-03
Gurnee	IL	—	1,374	8,296	—	43	—		—		1,374	8,339	9,713	693	Oct-07
Naperville	IL	—	2,800	7,355	—	70	(850)	(e)	—		1,950	7,425	9,375	392	Dec-08
North Aurora	IL	5,001	600	5,833	—	61	—		—		600	5,894	6,494	389	May-08
South Holland	IL	1,606	839	2,879	—	109	26	(a)	108	(a) (c)	865	3,096	3,961	699	Oct-02
Tinley Park	IL	—	1,823	4,794	—	76	(275)	(e)	—		1,548	4,870	6,418	286	Aug-08
Carmel	IN	—	1,169	4,393	—	167	—		—		1,169	4,560	5,729	287	Oct-08
Fort Wayne	IN	—	1,899	3,292	—	230	—		—		1,899	3,522	5,421	230	Oct-08
Indianapolis	IN	2,922	588	3,457	—	168	—		—		588	3,625	4,213	361	Aug-07
Indianapolis	IN	—	426	2,903	—	194	—		—		426	3,097	3,523	208	Oct-08
Indianapolis	IN	—	850	4,545	—	223	—		—		850	4,768	5,618	303	Oct-08
Mishawaka	IN	2,150	630	3,349	—	172	—		—		630	3,521	4,151	228	Oct-08
Wichita	KS	2,154	366	1,897	—	290	—		—		366	2,187	2,553	330	Apr-06
Louisville	KY	2,987	586	3,244	—	192	—		—		586	3,436	4,022	561	Jul-05
Louisville	KY	2,618	1,217	4,611	—	127	—		—		1,217	4,738	5,955	719	Jul-05
Louisville	KY	3,685	892	2,677	—	133	—		—		892	2,810	3,702	386	Dec-05
Metairie	LA	—	2,056	4,216	—	100	—		18	(c)	2,056	4,334	6,390	743	Aug-04
New Orleans	LA	—	4,058	4,325	—	520	—		24	(c)	4,058	4,869	8,927	855	Aug-04
Ashland	MA	—	474	3,324	—	260	—		27	(c)	474	3,611	4,085	877	Jun-03
Auburn	MA	3,479	918	3,728	—	180	—		—		918	3,908	4,826	1,073	May-04
Brockton	MA	2,307	647	2,762	—	104	—		—		647	2,866	3,513	706	May-04
Dedham	MA	2,548	2,127	3,041	—	424	—		28	(c)	2,127	3,493	5,620	947	Mar-02
Dedham	MA	—	2,443	7,328	—	756	—		16	(c)	2,443	8,100	10,543	1,558	Feb-04
East Somerville	MA	—	—	—	—	132	—		14	(c)	—	146	146	64	Feb-04
Everett	MA	—	692	2,129	—	613	—		—		692	2,742	3,434	462	Jul-05
Foxboro	MA	3,479	759	4,158	—	405	—		—		759	4,563	5,322	1,511	May-04
Hudson	MA	2,647	806	3,122	—	259	—		—		806	3,381	4,187	1,043	May-04
Jamaica Plain	MA	2,841	3,285	11,275	—	54	—		—		3,285	11,329	14,614	888	Dec-07
Kingston	MA	—	555	2,491	—	87	—		32	(c)	555	2,610	3,165	671	Oct-02
Lynn	MA	2,347	1,703	3,237	—	226	—		—		1,703	3,463	5,166	911	Jun-01
Marshfield	MA	4,776	1,039	4,155	—	185	—		—		1,039	4,340	5,379	773	Mar-04
Milton	MA	—	2,838	3,979	—	6,227	—		20	(c)	2,838	10,226	13,064	1,281	Nov-02
North Oxford	MA	—	482	1,762	—	185	46	(a)	168	(a)	528	2,115	2,643	653	Oct-99
Northborough	MA	2,468	280	2,715	—	482	—		—		280	3,197	3,477	919	Feb-01
Norwood	MA	—	2,160	2,336	—	1,385	61	(a)	95	(a)	2,221	3,816	6,037	910	Aug-99
Plainville	MA	—	2,223	4,430	—	348	—		—		2,223	4,778	7,001	878	Jul-05
Quincy	MA	—	1,359	4,078	—	185	—		18	(c)	1,359	4,281	5,640	856	Feb-04
Raynham	MA	3,442	588	2,270	—	248	82	(a)	323	(a)	670	2,841	3,511	737	May-00

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2010
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Saugus	MA	3,917	1,725	5,514	—	326	—		104	(c)	1,725	5,944	7,669	1,351	Jun-03
Somerville	MA	7,070	1,728	6,570	—	459	3	(a)	13	(a)	1,731	7,042	8,773	1,657	Jun-01
Stoneham	MA	—	944	5,241	—	131	—		—		944	5,372	6,316	794	Jul-05
Stoughton	MA	2,912	1,754	2,769	—	212	—		—		1,754	2,981	4,735	830	May-04
Waltham	MA	—	3,770	11,310	—	656	—		17	(c)	3,770	11,983	15,753	2,167	Feb-04
Weymouth	MA	4,391	2,806	3,129	—	112	—		—		2,806	3,241	6,047	947	Sep-00
Woburn	MA	—	—	—	—	199	—		17	(c)	—	216	216	84	Feb-04
Worcester	MA	1,686	896	4,377	—	2,692	—		—		896	7,069	7,965	1,542	May-04
Worcester	MA	3,462	1,350	4,433	—	84	—		—		1,350	4,517	5,867	487	Dec-06
Annapolis	MD	3,728	1,375	8,896	—	231	—		—		1,375	9,127	10,502	847	Aug-07
Annapolis	MD	6,940	5,248	7,247	—	122	—		—		5,248	7,369	12,617	731	Apr-07
Arnold	MD	9,459	2,558	9,446	—	228	—		—		2,558	9,674	12,232	1,418	Jul-05
Baltimore	MD	3,120	800	5,955	—	35	—		—		800	5,990	6,790	339	Nov-08
Baltimore	MD	—	1,900	5,277	—	16	—		—		1,900	5,293	7,193	73	Jun-10
Bethesda	MD	12,745	—	18,331	—	256	—		—		—	18,587	18,587	2,896	Jul-05
Capitol Heights	MD	—	1,461	9,866	—	2	—		—		1,461	9,868	11,329	53	Oct-10
Columbia	MD	8,364	1,736	9,632	—	189	—		—		1,736	9,821	11,557	1,426	Jul-05
Edgewood	MD	—	1,000	—	—	—	(575)	(e)	—		425	—	425	—
Ft. Washington	MD	11,280	4,920	9,174	—	139	—		—		4,920	9,313	14,233	970	Jan-07
Lanham	MD	—	3,346	10,079	—	824	(728)	(b)	12	(c)	2,618	10,915	13,533	2,054	Feb-04
Laurel Heights	MD	4,920	3,000	5,930	—	26	—		—		3,000	5,956	8,956	477	Dec-07
Pasadena	MD	2,943	1,869	3,056	—	676	—		—		1,869	3,732	5,601	257	Sep-08
Pasadena	MD	—	3,500	—	—	—	—		—		3,500	—	3,500	—
Rockville	MD	12,680	4,596	11,328	—	185	—		—		4,596	11,513	16,109	1,299	Sep-06
Towson	MD	4,082	861	4,742	—	180	—		—		861	4,922	5,783	739	Jul-05
Grandville	MI	1,693	726	1,298	—	297	—		—		726	1,595	2,321	297	Jul-05
Mount Clemens	MI	2,091	798	1,796	—	263	—		—		798	2,059	2,857	340	Jul-05
Florissant	MO	3,429	1,241	4,648	—	279	—		—		1,241	4,927	6,168	516	Aug-07
Grandview	MO	1,095	612	1,770	—	300	—		—		612	2,070	2,682	382	Jul-05
St. Louis	MO	3,845	1,444	4,162	—	217	—		—		1,444	4,379	5,823	452	Aug-07
St. Louis	MO	2,735	676	3,551	—	228	—		—		676	3,779	4,455	394	Aug-07
St. Louis	MO	2,094	631	2,159	—	287	59	(a)	205	(a)	690	2,651	3,341	758	Jun-00
St. Louis	MO	1,606	156	1,313	—	366	17	(a)	151	(a)	173	1,830	2,003	530	Jun-00
Merrimack	NH	3,548	754	3,299	—	200	63	(a)	279	(a)	817	3,778	4,595	809	Apr-99
Nashua	NH	—	—	755	—	76	—		—		—	831	831	162	Jul-05
Avenel	NJ	8,080	1,518	8,037	—	218	—		24	(c)	1,518	8,279	9,797	1,316	Jan-05
Bayville	NJ	3,272	1,193	5,312	—	196	—		41	(c)	1,193	5,549	6,742	944	Dec-04
Bellmawr	NJ	6,600	3,600	4,765	—	28	75	(c)	—		3,675	4,793	8,468	214	Sep-08
Edison	NJ	5,762	2,519	8,547	—	366	—		—		2,519	8,913	11,432	2,164	Dec-01
Egg Harbor Twp.	NJ	7,588	1,724	5,001	—	610	—		—		1,724	5,611	7,335	1,384	Dec-01
Ewing	NJ	—	1,552	4,720	—	114	11	(c)	(362)	(e)	1,563	4,472	6,035	474	Mar-07
Glen Rock	NJ	3,858	1,109	2,401	—	133	113	(a)	249	(a) (c)	1,222	2,783	4,005	631	Mar-01
Hackensack	NJ	—	2,283	11,234	—	559	—		—		2,283	11,793	14,076	1,841	Jul-05
Hazlet	NJ	—	1,362	10,262	—	418	—		—		1,362	10,680	12,042	2,535	Dec-01
Hoboken	NJ	8,206	2,687	6,092	—	158	—		3	(c)	2,687	6,253	8,940	1,419	Jul-02
Howell	NJ	3,332	2,440	3,407	—	319	—		—		2,440	3,726	6,166	931	Dec-01
Iselin	NJ	3,864	505	4,524	—	360	—		—		505	4,884	5,389	1,246	Dec-01
Lawrenceville	NJ	—	3,402	10,230	—	342	—		8	(c)	3,402	10,580	13,982	1,944	Feb-04
Linden	NJ	—	1,517	8,384	—	152	—		—		1,517	8,536	10,053	1,237	Jul-05
Lumberton	NJ	3,719	831	4,060	—	126	—		22	(c)	831	4,208	5,039	754	Dec-04
Lyndhurst	NJ	6,566	2,679	4,644	—	206	250	(a)	446	(a) (c)	2,929	5,296	8,225	1,190	Mar-01
Metuchen	NJ	—	1,153	4,462	—	201	—		—		1,153	4,663	5,816	1,100	Dec-01
Monmouth Junction	NJ	5,400	1,700	5,835	—	18	—		—		1,700	5,853	7,553	143	Dec-09
Morrisville	NJ	—	2,487	7,494	—	1,091	—		11	(c)	2,487	8,596	11,083	1,589	Feb-04
Neptune	NJ	5,769	4,204	8,906	—	174	—		—		4,204	9,080	13,284	984	Nov-06
North Bergen	NJ	—	2,299	12,728	—	318	—		—		2,299	13,046	15,345	1,871	Jul-05
North Bergen	NJ	6,671	2,100	6,606	—	167	—		74	(c)	2,100	6,847	8,947	1,447	Jul-03
Old Bridge	NJ	5,195	2,758	6,450	—	655	—		—		2,758	7,105	9,863	1,745	Dec-01
Parlin	NJ	—	2,517	4,516	—	378	—		—		2,517	4,894	7,411	872	Jul-05
Parlin	NJ	4,008	—	5,273	—	274	—		—		—	5,547	5,547	1,607	May-04
Toms River	NJ	—	1,790	9,935	—	252	—		—		1,790	10,187	11,977	1,585	Jul-05
Union	NJ	—	1,754	6,237	—	178	—		78	(c)	1,754	6,493	8,247	1,118	Dec-04
Albuquerque	NM	4,090	1,298	4,628	—	585	—		—		1,298	5,213	6,511	508	Aug-07

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2010
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Las Vegas	NV	—	748	4,131	—	—	(748)	(g)	(4,131)	(g)	—	—	—	—	Jul-05
Las Vegas	NV	—	251	717	—	291	27	(a)	87	(a)	278	1,095	1,373	386	Feb-00
Bohemia	NY	1,630	1,456	1,398	—	318	—		—		1,456	1,716	3,172	157	Dec-07
Bronx	NY	9,817	3,995	11,870	—	511	—		28	(c)	3,995	12,409	16,404	2,170	Aug-04
Brooklyn	NY	14,338	12,993	10,405	—	88	—		—		12,993	10,493	23,486	610	Oct-08
Brooklyn	NY	6,475	2,802	6,536	—	69	—		—		2,802	6,605	9,407	106	May-10
Centereach	NY	2,163	2,226	1,657	—	93	—		—		2,226	1,750	3,976	109	Oct-08
Freeport	NY	5,592	5,676	3,784	—	—	—		—		5,676	3,784	9,460	12	Nov-10
Mount Vernon	NY	5,100	1,585	6,025	—	913	—		—		1,585	6,938	8,523	1,046	Jul-05
Mount Vernon	NY	3,451	1,926	7,622	—	551	—		33	(c)	1,926	8,206	10,132	1,739	Nov-02
Nanuet	NY	3,792	2,072	4,644	666	887	—		24	(c)	2,738	5,555	8,293	1,243	Feb-02
New Paltz	NY	3,272	2,059	3,715	—	316	—		—		2,059	4,031	6,090	664	Jul-05
New York	NY	10,263	3,060	16,978	—	580	—		—		3,060	17,558	20,618	2,602	Jul-05
Plainview	NY	5,184	4,287	3,710	—	551	—		—		4,287	4,261	8,548	1,191	Dec-00
Columbus	OH	2,888	483	2,654	—	439	—		—		483	3,093	3,576	596	Jul-05
Columbus	OH	—	601	3,336	—	—	(601)	(g)	(3,336)	(g)	—	—	—	—	Jul-05
Kent	OH	1,494	220	1,206	—	149	—		—		220	1,355	1,575	262	Jul-05
Whitehall	OH	—	374	2,059	—	—	(374)	(g)	(2,059)	(g)	—	—	—	—	Jul-05
Aloha	OR	—	1,221	6,262	—	166	—		—		1,221	6,428	7,649	971	Jul-05
King City	OR	4,550	2,520	6,845	—	33	—		—		2,520	6,878	9,398	184	Sep-09
Bensalem	PA	3,185	1,131	4,525	—	151	—		66	(c)	1,131	4,742	5,873	830	Dec-04
Bensalem	PA	—	750	3,015	—	122	—		—		750	3,137	3,887	422	Mar-06
Doylestown	PA	3,616	220	3,442	—	272	301	(a) (d)	384	(a)	521	4,098	4,619	920	Nov-99
Kennedy Township	PA	2,405	736	3,173	—	147	—		—		736	3,320	4,056	938	May-04
Philadelphia	PA	—	1,470	8,162	—	—	(1,470)	(g)	(8,162)	(g)	—	—	—	—	Jul-05
Philadelphia	PA	—	1,965	5,925	—	907	—		7	(c)	1,965	6,839	8,804	1,277	Feb-04
Pittsburgh	PA	2,798	889	4,117	—	363	—		—		889	4,480	5,369	1,206	May-04
Pittsburgh	PA	—	991	1,990	—	397	91	(a)	199	(a)	1,082	2,586	3,668	680	Aug-00
Johnston	RI	7,070	2,658	4,799	—	325	—		—		2,658	5,124	7,782	818	Jul-05
Charleston	SC	—	1,279	4,171	—	78	—		30	(c)	1,279	4,279	5,558	740	Aug-04
Columbia	SC	—	838	3,312	—	116	—		38	(c)	838	3,466	4,304	627	Aug-04
Goose Creek	SC	—	1,683	4,372	—	908	—		30	(c)	1,683	5,310	6,993	813	Aug-04
Summerville	SC	—	450	4,454	—	87	—		26	(c)	450	4,567	5,017	801	Aug-04
Cordova	TN	2,688	852	2,720	—	184	—		—		852	2,904	3,756	474	Jul-05
Cordova	TN	—	1,351	7,476	—	—	(1,351)	(g)	(7,476)	(g)	—	—	—	—	Jul-05
Cordova	TN	1,787	894	2,680	—	120	—		—		894	2,800	3,694	298	Jan-07
Memphis	TN	—	976	1,725	—	—	(976)	(g)	(1,725)	(g)	—	—	—	—	Jul-05
Memphis	TN	—	814	2,766	—	—	(814)	(g)	(2,766)	(g)	—	—	—	—	Jul-05
Nashville	TN	2,960	390	2,598	—	526	—		—		390	3,124	3,514	466	Apr-06
Allen	TX	4,406	901	5,553	—	161	—		—		901	5,714	6,615	621	Nov-06
Arlington	TX	1,635	534	2,525	—	219	—		34	(c)	534	2,778	3,312	543	Aug-04
Austin	TX	—	1,105	2,313	—	—	(1,105)	(g)	(2,313)	(g)	—	—	—	—	Jul-05
Austin	TX	5,095	870	4,455	—	178	—		35	(c)	870	4,668	5,538	832	Aug-04
Dallas	TX	—	1,010	5,547	—	—	(1,010)	(g)	(5,547)	(g)	—	—	—	—	Jul-05
Dallas	TX	11,700	1,980	12,501	—	251	—		—		1,980	12,752	14,732	1,552	May-06
Dallas	TX	2,080	337	2,216	—	370	—		—		337	2,586	2,923	397	Apr-06
Dallas	TX	7,983	4,432	6,181	—	362	—		36	(c)	4,432	6,579	11,011	1,151	Aug-04
Fort Worth	TX	2,266	631	5,794	—	136	—		31	(c)	631	5,961	6,592	1,032	Aug-04
Grand Prairie	TX	2,356	551	2,330	—	125	—		31	(c)	551	2,486	3,037	443	Aug-04
Houston	TX	—	749	4,122	—	—	(749)	(g)	(4,122)	(g)	—	—	—	—	Jul-05
Houston	TX	4,566	2,596	8,735	—	222	—		—		2,596	8,957	11,553	1,108	Apr-06
Houston	TX	—	402	1,870	—	—	—		—		402	1,870	2,272	2	Dec-10
La Porte	TX	—	1,608	2,351	—	4	—		—		1,608	2,355	3,963	3	Dec-10
Plano	TX	—	1,613	2,871	—	—	(1,613)	(g)	(2,871)	(g)	—	—	—	—	Jul-05
Plano	TX	4,615	1,010	6,203	—	229	—		—		1,010	6,432	7,442	691	Nov-06
Plano	TX	—	614	3,775	—	165	—		—		614	3,940	4,554	449	Nov-06
Rowlett	TX	2,091	1,002	2,601	—	256	—		—		1,002	2,857	3,859	344	Aug-06
San Antonio	TX	1,009	1,269	1,816	—	307	—		30	(c)	1,269	2,153	3,422	410	Aug-04
San Antonio	TX	1,168	253	1,496	—	88	—		32	(c)	253	1,616	1,869	303	Aug-04
San Antonio	TX	—	2,471	3,556	—	183	—		(408)	(f)	2,471	3,331	5,802	293	Dec-07
South Houston	TX	2,492	478	4,069	—	354	—		—		478	4,423	4,901	593	Apr-06
Kearns	UT	—	642	2,607	—	230	—		—		642	2,837	3,479	541	Jun-04
Murray	UT	—	571	986	—	2	—		—		571	988	1,559	5	Nov-10

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

											Gross carrying amount at December 31, 2010
Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
Salt Lake City	UT	—	986	3,455	—	6	—		—		986	3,461	4,447	42	Oct-10
Sandy	UT	4,119	1,349	4,372	—	226	—		—		1,349	4,598	5,947	699	Jul-05
West Jordan	UT	—	735	2,146	—	3	—		—		735	2,149	2,884	11	Nov-10
West Valley City	UT	1,850	461	1,722	—	123	—		—		461	1,845	2,306	295	Jul-05
Alexandria	VA	6,276	1,620	13,103	—	430	—		—		1,620	13,533	15,153	1,399	Jun-07
Arlington	VA	—	—	4,802	—	2	—		—		—	4,804	4,804	83	Oct-10
Burke	VA	—	2,067	4,261	—	—	(2,067)	(g)	(4,261)	(g)	—	—	—	—	Jul-05
Falls Church	VA	6,173	1,259	6,975	—	312	—		—		1,259	7,287	8,546	1,087	Jul-05
Richmond	VA	—	2,305	5,467	—	84	—		8	(c)	2,305	5,559	7,864	934	Aug-04
Stafford	VA	0	2,076	5,175	—	50	—		—		2,076	5,225	7,301	264	Jan-09
Lakewood	WA	4,600	1,917	5,256	—	148	—		—		1,917	5,404	7,321	697	Feb-06
Lakewood	WA	4,597	1,389	4,780	—	182	—		—		1,389	4,962	6,351	656	Feb-06
Seattle	WA	—	2,727	7,241	—	184	—		—		2,727	7,425	10,152	1,107	Jul-05
Tacoma	WA	3,428	1,031	3,103	—	124	—		—		1,031	3,227	4,258	437	Feb-06
Other corporate assets		—	849	2,202	—	6,960	(849)	(d)	—		—	9,162	9,162	2,699	Various
Construction in progress		—	—	—	—	37,083	—		—		—	37,083	37,083	—
Intangible tenant relationships and lease rights		—	—	38,407	—	—	—		—		—	38,407	38,407	32,772	Various

		$871,403	$558,748	$1,695,988	$666	$133,869	$(41,125)		$(112,702)		$518,289	$1,717,155	$2,235,444	$263,042

(a)
Adjustments relate to the acquisition of joint venture partners interests

(b)
Adjustment relates to partial disposition of land

(c)
Adjustment relates to asset transfers between land, building and/or equipment

(d)
Adjustment relates to asset transfers between entities

(e)
Adjustment relates to impairment charge

(f)
Adjustment relates to a purchase price adjustment

(g)
Adjustment relates to sale of assets to an unconsolidated joint venture in which the Company is a partner

(h)
Adjustment relates to deconsolidation of property

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in thousands)

Activity in real estate facilities during the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Operating facilities
Balance at beginning of year	$2,249,262	$2,121,257	$1,923,182
Acquisitions	89,750	21,764	110,258
Improvements	16,563	31,652	32,487
Transfers from construction in progress	33,407	78,148	55,824
Dispositions and other	(190,621)	(3,559)	(494)

Balance at end of year	$2,198,361	$2,249,262	$2,121,257

Accumulated depreciation:
Balance at beginning of year	$233,830	$182,335	$131,805
Depreciation expense	48,665	50,530	49,031
Dispositions and other	(19,453)	965	1,499

Balance at end of year	$263,042	$233,830	$182,335

Construction in progress
Balance at beginning of year	$34,427	$58,734	$49,945
Current development	36,063	67,301	64,344
Transfers to operating facilities	(33,407)	(78,148)	(55,824)
Dispositions and other	—	(13,460)	269

Balance at end of year	$37,083	$34,427	$58,734

Net real estate assets	$1,972,402	$2,049,859	$1,997,656

        The aggregate cost of real estate for U.S. federal income tax purposes is $2,117,151.

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

(ii)   Internal Control over Financial Reporting

(a)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

(b)   Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited Extra Space Storage Inc.'s (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extra Space Storage Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010, and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the period ended December 31, 2010 of Extra Space Storage Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah
February 25, 2011

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item is incorporated by reference to the information set forth under the captions "Executive Officers," and "Information About the Board of Directors and its Committees" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

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

Item 11.    Executive Compensation

        Information with respect to executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Security Ownership of Directors and Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions "Information about the Board of Directors and its Committees" and "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 14.    Principal Accountant Fees and Services

        Information with respect to principal accountant fees and services is incorporated by reference to the information set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

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
4.3	Junior Subordinated Note (incorporated by reference from Exhibit 4.3 of Form 10-K filed on February 26, 2010)
4.4	Trust Preferred Security Certificates (incorporated by reference from Exhibit 4.4 of Form 10-K filed on February 26, 2010)
4.5
Indenture, dated March 27, 2007 among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, N.A., as trustee, including the form of 3.625% Exchangeable Senior Notes due 2027 and form of guarantee (incorporated by reference from Exhibit 4.1 of Form 8-K filed on March 28, 2007).
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)
10.2	License between Centershift Inc. and Extra Space Storage LP.(1)

Exhibit Number	Description
10.3	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)
10.4	Extra Space Storage Performance Bonus Plan.(1)
10.5
Amended and Restated Employment Agreement dated August 28, 2008, by and between Extra Space Storage Inc. and Kent W. Christensen (incorporated by reference from Exhibit 10.2 of Form 8-K filed on September 4, 2008).
10.6
Amended and Restated Employment Agreement dated August 28, 2008, by and between Extra Space Storage Inc. and Charles L. Allen (incorporated by reference from Exhibit 10.4 of Form 8-K filed on September 4, 2008).
10.7
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements. (incorporated by reference from Exhibit 10.11 of Form 10-K filed on February 26, 2010)
10.8
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (incorporated by reference from Exhibit 10.12 of Form 10-K filed on February 26, 2010)
10.9	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference from Exhibit 10.13 of Form 10-K filed on February 26, 2010)
10.10	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.11	Extra Space Storage Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).
10.12	Purchase Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.13	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.14
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.15
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.16
Amended and Restated Employment Agreement dated August 28, 2008, by and between Extra Space Storage Inc. and Karl Haas (incorporated by reference from Exhibit 10.3 of Form 8-K filed on September 4, 2008).
10.17
Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 28, 2007).

Exhibit Number	Description
10.18	Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space. (incorporated by reference from Exhibit 10.23 of Form 10-K filed on February 26, 2010)
10.19	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.20	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).
10.21	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference from Exhibit 10.26 of Form 10-K filed on February 26, 2010)
10.22
First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A units among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe and Barbara Knuppe, dated September 28, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).
10.23	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.24	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.25
Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007. (incorporated by reference from Exhibit 10.30 of Form 10-K filed on February 26, 2010)
10.26	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC. (incorporated by reference from Exhibit 10.31 of Form 10-K filed on February 26, 2010)
10.27
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP, dated September 18, 2008. (incorporated by reference from Exhibit 10.32 of Form 10-K filed on February 26, 2010)
10.28
Revolving Promissory Note between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference from Exhibit 10.33 of Form 10-K filed on February 26, 2010)
10.29
Revolving Line of Credit between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference from Exhibit 10.34 of Form 10-K filed on February 26, 2010)
10.30	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2011).
14.0	Code of Business Conduct and Ethics adopted May 23, 2007 (incorporated by reference from the Definitive Proxy Statement on Form 14A filed on April 14, 2008.)
21.1	Subsidiaries of the Company(2)
23.1	Consent of Ernst & Young LLP(2)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101
Financial statements from the annual report on Form 10-K of Extra Space Storage Inc. for the fiscal year ended December 31, 2010, filed on February 25, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

(1)
Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

(2)
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011	EXTRA SPACE STORAGE INC.
	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2011	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 25, 2011	By:	/s/ KENT W. CHRISTENSEN Kent W. Christensen Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 25, 2011	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Senior Vice President Finance and Accounting (Principal Accounting Officer)
Date: February 25, 2011	By:	/s/ JOSEPH D. MARGOLIS Joseph D. Margolis Director
Date: February 25, 2011	By:	/s/ ROGER B. PORTER Roger B. Porter Director
Date: February 25, 2011	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director