Form 10-Q
period 2011-03-31
Extra Space Storage Inc.
filed 2011-05-06
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 29, 2011 was 88,791,581.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to:

•                  changes in general economic conditions, the real estate industry and the markets in which we operate;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$1,958,245	$1,935,319
Real estate under development	13,168	37,083
Net real estate assets	1,971,413	1,972,402

Investments in real estate ventures	141,525	140,560
Cash and cash equivalents	42,555	46,750
Restricted cash	40,527	30,498
Receivables from related parties and affiliated real estate joint ventures	9,334	10,061
Other assets, net	47,763	48,197
Total assets	$2,253,117	$2,248,468

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$915,533	$871,403
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Discount on exchangeable senior notes	(1,777)	(2,205)
Lines of credit	125,000	170,467
Accounts payable and accrued expenses	34,333	34,210
Other liabilities	25,632	28,269
Total liabilities	1,305,974	1,309,397

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 88,546,913 and 87,587,322 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	885	876
Paid-in capital	1,161,184	1,148,820
Accumulated other comprehensive deficit	(4,678)	(5,787)
Accumulated deficit	(266,588)	(262,508)
Total Extra Space Storage Inc. stockholders’ equity	890,803	881,401
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,701	29,733
Noncontrolling interests in Operating Partnership	25,510	26,803
Other noncontrolling interests	1,129	1,134
Total noncontrolling interests and equity	947,143	939,071
Total liabilities, noncontrolling interests and equity	$2,253,117	$2,248,468

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenues:
Property rental	$61,490	$56,143
Management and franchise fees	5,967	5,552
Tenant reinsurance	7,024	5,892
Total revenues	74,481	67,587

Expenses:
Property operations	23,344	21,956
Tenant reinsurance	1,615	1,223
Unrecovered development and acquisition costs	249	70
General and administrative	11,658	11,056
Depreciation and amortization	13,585	12,419
Total expenses	50,451	46,724

Income from operations	24,030	20,863

Interest expense	(16,414)	(17,274)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(428)	(404)
Interest income	182	325
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213
Income before equity in earnings of real estate ventures and income tax expense	8,583	4,723

Equity in earnings of real estate ventures	1,811	1,501
Income tax expense	(254)	(1,045)
Net income	10,140	5,179
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,532)	(1,479)
Net income allocated to Operating Partnership and other noncontrolling interests	(307)	(132)
Net income attributable to common stockholders	$8,301	$3,568

Net income per common share
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Weighted average number of shares
Basic	88,045,951	86,873,472
Diluted	92,812,067	91,666,076

Cash dividends paid per common share	$0.14	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating	Operating				Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2010	$29,733	$26,803	$1,134	87,587,322	$876	$1,148,820	$(5,787)	$(262,508)	$939,071

Issuance of common stock upon the exercise of options	—	—	—	684,030	7	8,551	—	—	8,558
Restricted stock grants issued	—	—	—	130,200	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	(4,639)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	1,126	—	—	1,126
Redemption of Operating Partnership units for common stock	—	(1,198)	—	150,000	1	1,197	—	—	—
Comprehensive income:
Net income (loss)	1,532	312	(5)	—	—	—	—	8,301	10,140
Change in fair value of interest rate swap	12	42	—	—	—	—	1,109	—	1,163
Total comprehensive income									11,303
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	1,490	—	—	1,490
Distributions to Operating Partnership units held by noncontrolling interests	(1,576)	(449)	—	—	—	—	—	—	(2,025)
Dividends paid on common stock at $0.14 per share	—	—	—	—	—	—	—	(12,381)	(12,381)
Balances at March 31, 2011	$29,701	$25,510	$1,129	88,546,913	$885	$1,161,184	$(4,678)	$(266,588)	$947,143

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	For the Three Months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$10,140	$5,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,585	12,419
Amortization of deferred financing costs	1,102	1,250
Non-cash interest expense related to amortization of discount on exchangeable senior notes	428	404
Compensation expense related to stock-based awards	1,126	919
Distributions from real estate ventures in excess of earnings	1,313	1,351
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	549	352
Other assets	3,110	(5,473)
Accounts payable and accrued expenses	123	512
Other liabilities	(1,474)	(898)
Net cash provided by operating activities	30,002	16,015

Cash flows from investing activities:
Acquisition of real estate assets	(3,811)	(2,962)
Development and construction of real estate assets	(3,431)	(6,019)
Proceeds from sale of properties to joint venture	—	15,750
Investments in real estate ventures	(3,077)	(1,057)
Change in restricted cash	(10,029)	6,246
Purchase of equipment and fixtures	(309)	(137)
Net cash provided by (used in) investing activities	(20,657)	11,821

Cash flows from financing activities:
Proceeds from notes payable and lines of credit	108,858	7,442
Principal payments on notes payable and lines of credit	(114,995)	(48,219)
Deferred financing costs	(1,555)	(149)
Net proceeds from exercise of stock options	8,558	487
Dividends paid on common stock	(12,381)	(8,707)
Distributions to noncontrolling interests in Operating Partnership	(2,025)	(1,900)
Net cash used in financing activities	(13,540)	(51,046)
Net decrease in cash and cash equivalents	(4,195)	(23,210)
Cash and cash equivalents, beginning of the period	46,750	131,950
Cash and cash equivalents, end of the period	$42,555	$108,740

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2011	2010

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$14,180	$15,384

Supplemental schedule of noncash investing and financing activities:
Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$—	$(42,739)
Investments in real estate ventures	—	404
Receivables from related parties and affiliated real estate joint ventures	—	21,142
Other assets and other liabilities	—	(51)
Notes payable	—	21,348
Other noncontrolling interests	—	(104)
Acquisitions of real estate assets
Real estate assets, net	$4,800	$—
Notes payable assumed	(4,800)	—
Redemption of Operating Partnership units held by noncontrolling interests for common stock	$1,198	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts in thousands, except property and share data

1.              ORGANIZATION

Extra Space Storage Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004 to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT (“UPREIT”). The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended.  To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At March 31, 2011, the Company had direct and indirect equity interests in 662 operating storage facilities.  In addition, the Company managed 167 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 829. These properties are located in 34 states and Washington, D.C.

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities.  As of March 31, 2011, there were two remaining development projects in process.  The Company expects to complete these projects by the end of the fourth quarter of 2011. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

3.              FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities - Cash Flow Hedge Swap Agreements	$(4,911)	$—	$(4,911)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2011.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011.

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

The Company assesses whether there are any indicators that the value of its investments in unconsolidated real estate ventures may be impaired annually and when events or circumstances indicate there may be impairment.  An investment is impaired if the Company’s estimate of the fair value of the investment is less than its carrying value.  To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount over the fair value of the investment.

In connection with the Company’s acquisition of self-storage facilities, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and notes payable to trusts, exchangeable senior notes, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010 approximate fair value. The fair values of the Company’s notes receivable, fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	March 31, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$114,167	$100,000	$115,696	$100,000
Fixed rate notes payable and notes payable to trusts	$771,129	$815,990	$777,575	$731,588
Exchangeable senior notes	$115,490	$87,663	$118,975	$87,663

4.              NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average common shares outstanding, including unvested share based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, warrants, convertible debt, exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.

The Company’s Operating Partnership has $87,663 of exchangeable senior notes issued and outstanding as of March 31, 2011 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at March 31, 2011, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the first quarter of 2011; therefore holders of the exchangeable senior notes may not elect to convert them during the second quarter of 2011.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, ASC 260, “Earnings Per Share,” requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares related to the exchangeable senior notes were included in the computation at March 31, 2011 or 2010 because there was no excess over the accreted principal for these periods.

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

For the three months ended March 31, 2011 and 2010, options to purchase 290,819 and 3,613,268 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	For the Three Months ended March 31,
	2011	2010
Net income attributable to common stockholders	$8,301	$3,568
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	1,844	1,628
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)
Net income for diluted computations	$8,707	$3,758

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	88,045,951	86,873,472
Operating Partnership units	3,206,963	3,627,368
Preferred Operating Partnership units	989,980	989,980
Dilutive and cancelled stock options	569,173	175,256
Average number of common shares outstanding - diluted	92,812,067	91,666,076

Net income per common share
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

5.              PROPERTY ACQUISITIONS

			Consideration Paid				Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Loan Assumed	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
Pennsylvania	1	1/1/2011	$4,525	$320	$4,800	$(595)	$1,297	$4,027	$—	$28	Purchase of JV interest

On January 1, 2011, the Company paid $320 in cash to obtain its joint venture partners’ equity interests in a joint venture.  No gain or loss was recognized on this transaction.  The joint venture owned a single stabilized self-storage property located in Pennsylvania and was previously accounted for under the equity method.  This property is now wholly owned and consolidated by the Company.

6.              VARIABLE INTERESTS

The Company has interests in two unconsolidated joint ventures with unrelated third parties which are variable interest entities (“VIEs” or the “VIE JVs”). The Company holds 18% and 39%, respectively, of the equity interests in the VIE JVs, and has 50% of the voting rights in each of the VIE JVs. Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE. The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary. Accordingly, these interests are recorded using the equity method.

The VIE JVs each own a single self-storage property. These joint ventures are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company. The payables to the Company consist of amounts owed for expenses paid on behalf of the joint ventures by the Company as manager and mortgage notes payable to the Company. The Company performs management services for the VIE JVs in exchange for a management fee of approximately 6% of cash collected by the properties. The Company has not provided financial or other support during the periods presented to the VIE JVs that it was not previously contractually obligated to provide.

The Company guarantees the mortgage notes payable for the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of March 31, 2011 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures. The Company believes that the risk of incurring a loss as a result of having to perform on the loan guarantees is unlikely and therefore no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

The following table compares the liability balance and the maximum exposure to loss related to the VIE JVs as of March 31, 2011:

	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,226	$4,332	$2,981	$8,539	$(8,539)
Extra Space of Sacramento One LLC	—	(834)	5,000	5,364	9,530	(9,530)
	$—	$392	$9,332	$8,345	$18,069	$(18,069)

The Operating Partnership has three wholly-owned unconsolidated subsidiaries (“Trust,” “Trust II,” and “Trust III,” together, the “Trusts”) that have issued trust preferred securities to third parties and common securities to the Operating Partnership.  The proceeds from the sale of the preferred and common securities were loaned in the form of notes to the Operating Partnership.  The Trusts are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have the power to direct the activities of the entities that most significantly affect the entities’ economic performance because of their lack of voting or similar rights.  Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk.  The Operating Partnership’s investment in the Trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the Trusts.  Since the Company is not the primary beneficiary of the Trusts, they have not been consolidated.  A debt obligation has been recorded in the form of notes for the proceeds as discussed above, which are owed to the Trusts.  The Company has also included its investment in the Trusts’ common securities in other assets on the condensed consolidated balance sheets.

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of March 31, 2011:

	Notes payable
	to Trusts as of	Investment	Maximum
	March 31, 2011	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the three months ended March 31, 2011 or 2010.

7.              DERIVATIVES

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

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and variable-rate borrowings.  The Company designates certain interest rate swaps as cash flow hedges of variable-rate borrowings and the remainder as fair value hedges of fixed-rate borrowings.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in the statement of operations.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings, and subsequently reclassified to earnings when the hedged transaction affects earnings.

The following table summarizes the terms of the Company’s derivative financial instruments at March 31, 2011:

Hedge Product	Hedge Type	Notional Amount	Strike	Effective Date	Maturity
Cash Flow Hedge Swap Agreements (6)	Cash Flow	$8,462 - $63,000	4.24% - 6.98%	2/2009 - 7/2010	6/2013 - 6/2016

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	For the Three Months Ended March 31,
Type	Income (Expense)	2011	2010
Cash Flow Hedge Swap Agreements	Interest expense	$(970)	$(632)

Information relating to the gains recognized on the interest rate swap agreements is as follows:

	Gain (loss) recognized in OCI	Location of amounts	Gain (loss) reclassified from OCI
Type	March 31, 2011	reclassified from OCI into income	Three months ended March 31, 2011
Cash Flow Hedge Swap Agreements	$(1,163)	Interest expense	$(970)

The interest rate swap agreements were highly effective for the three months ended March 31, 2011.  The gain (loss) reclassified from other comprehensive income (“OCI”) in the preceding table represents the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the three months ended March 31, 2011.

The balance sheet classification and carrying amounts of the derivative instruments are as follows:

Asset (Liability) Derivatives
	March 31, 2011		December 31, 2010
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments:	Location	Value	Location	Value
Cash Flow Hedge Swap Agreements	Other liabilities	$(4,911)	Other liabilities	$(6,074)

8.              NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the “Properties”) in exchange for the 989,980 Preferred OP units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

On June 25, 2007, the Operating Partnership loaned the holders of the Preferred OP units $100,000. The note receivable bears interest at 4.85% and is due September 1, 2017. The loan is secured by the borrower’s Preferred OP units. The holders of the Preferred OP units can convert up to 114,500 Preferred OP units prior to the maturity date of the loan. If any redemption in excess of 114,500 Preferred OP units occurs prior to the maturity date, the holder of the Preferred OP units is required to repay the loan as of the date of that Preferred OP unit redemption. Preferred OP units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Preferred OP units.

The Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership (as subsequently amended, the “Partnership Agreement”) which provides for the designation and issuance of the Preferred OP units. The Preferred OP units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

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

GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

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

9.              NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.5% majority ownership interest therein as of March 31, 2011. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 4.5% are held by certain former owners of assets acquired by the Operating Partnership.  As of March 31, 2011, the Operating Partnership had 3,206,963 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or Contingent Conversion Units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at March 31, 2011 was $20.10 and there were 3,206,963 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on March 31, 2011 and the Company elected to pay the noncontrolling members cash, the Company would have paid $64,460 in cash consideration to redeem the OP units.

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

10.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of March 31, 2011.  Two of these consolidated properties were under development, and one was in the lease-up stage at March 31, 2011.  The ownership interests of the third-party owners range from 5.0% to 27.6%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third- party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

11.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance.  Financial information for the Company’s business segments is set forth below:

	March 31, 2011	December 31, 2010
Balance Sheet
Investment in real estate ventures
Rental operations	$141,525	$140,560

Total assets
Property management, acquisition and development	$381,887	$400,910
Rental operations	1,855,845	1,831,150
Tenant reinsurance	15,385	16,408
	$2,253,117	$2,248,468

	For the Three Months Ended March 31,
	2011	2010
Statement of Operations
Total revenues
Property management, acquisition and development	$5,967	$5,552
Rental operations	61,490	56,143
Tenant reinsurance	7,024	5,892
	$74,481	$67,587

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$12,681	$11,567
Rental operations	36,155	33,934
Tenant reinsurance	1,615	1,223
	$50,451	$46,724

Income (loss) from operations
Property management, acquisition and development	$(6,714)	$(6,015)
Rental operations	25,335	22,209
Tenant reinsurance	5,409	4,669
	$24,030	$20,863

Interest expense
Property management, acquisition and development	$(782)	$(787)
Rental operations	(16,060)	(16,891)
	$(16,842)	$(17,678)

Interest income
Property management, acquisition and development	$179	$322
Tenant reinsurance	3	3
	$182	$325

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,213

Equity in earnings of real estate ventures
Rental operations	$1,811	$1,501

Income tax expense
Tenant reinsurance	$(254)	$(1,045)

Net income (loss)
Property management, acquisition and development	$(6,104)	$(5,267)
Rental operations	11,086	6,819
Tenant reinsurance	5,158	3,627
	$10,140	$5,179

Depreciation and amortization expense
Property management, acquisition and development	$774	$441
Rental operations	12,811	11,978
	$13,585	$12,419

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(3,811)	$(2,962)

Development and construction of real estate assets
Property management, acquisition and development	$(3,431)	$(6,019)

12.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

			Guaranteed	Estimated
		Loan	Loan Amount	Fair Market
	Date of	Maturity	at March 31,	Value of
	Guaranty	Date	2011	Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$4,332	$8,504
Extra Space of Sacramento One LLC	Apr-09	Apr-11	$5,000	$9,828
ESS Baltimore LLC	Nov-04	Feb-13	$4,092	$6,783

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralizes the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of March 31, 2011, as the fair value of the guarantees was not material. The Company believes the risk of incurring a loss as a result of having to perform on these guarantees is unlikely.

The Company has been involved in routine litigation arising in the ordinary course of business. As of March 31, 2011, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

13.       SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company purchased four properties for a total of $18,015.  These properties are located in California, Tennessee, Texas and Utah.

On April 29, 2011, the Company closed on a revolving credit facility of $50,000 with an interest rate of LIBOR plus 275 basis points. The credit facility has a 3 year term and is secured by mortgages on certain real estate assets.

Extra Space Storage Inc.

Management’s Discussion and Analysis

Amounts in thousands, except property and share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2010. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” (Amounts in thousands except property and share data unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2010, describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. We derive our revenues from rents received from tenants under existing leases at each of our self-storage properties, management fees on the properties we manage for joint venture partners, franchisees and unaffiliated third parties and our tenant reinsurance program.  Our management fee is equal to approximately 6% of total revenues generated by the managed properties.

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

•                      Acquire self-storage properties from strategic partners and third parties. Our acquisitions team continues to pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals.

•                      Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners that strengthen our acquisition pipeline through agreements that typically give us first right of refusal to purchase the managed property in the event of a potential sale.

U.S. and international market and economic conditions have been challenging, with tighter credit conditions and slower growth.  For the three months ended March 31, 2011, concerns about the systemic impact of inflation, energy costs, geopolitical issues, and other macro-economic factors have contributed to market volatility and diminished expectations for the global economy.  Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of March 31, 2011, we owned or had ownership interests in 662 operating self-storage properties. Of these properties, 300 are wholly-owned and 362 are held in joint ventures. In addition, we managed an additional 167 properties for franchisees or third parties bringing the total number of operating properties that we own and/or manage to 829.  These properties are located in 34 states and Washington, D.C.  As of March 31, 2011, we owned and/or managed approximately 60 million square feet of space with more than 550,000 units.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of March 31, 2011, the median length of stay was approximately eleven months.  The average annual rent per square foot at these stabilized properties was $13.25 at March 31, 2011, compared to $13.39 at March 31, 2010.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of March 31, 2011 and 2010. The information as of March 31, 2010 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2011 were under our control as of March 31, 2010.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2011 (1)	Number of Units as of March 31, 2010	Net Rentable Square Feet as of March 31, 2011 (2)	Net Rentable Square Feet as of March 31, 2010	Square Foot Occupancy % March 31, 2011	Square Foot Occupancy % March 31, 2010
Wholly-owned properties
Alabama	3	1,368	1,368	173,869	173,753	78.7%	81.1%
Arizona	5	2,795	2,808	356,520	346,998	89.2%	83.5%
California	45	35,498	35,593	3,539,919	3,539,517	84.0%	80.0%
Colorado	8	3,786	3,780	475,636	476,484	85.8%	85.9%
Connecticut	3	1,978	2,021	177,985	178,040	88.2%	81.1%
Florida	28	18,228	18,274	1,944,269	1,944,910	84.5%	80.4%
Georgia	12	6,422	6,423	837,168	836,897	84.9%	80.9%
Hawaii	2	2,800	2,856	145,828	145,624	86.7%	78.2%
Illinois	7	4,497	4,500	466,959	467,339	80.3%	78.2%
Indiana	6	3,466	3,478	412,709	412,709	85.2%	84.6%
Kansas	1	506	507	50,310	50,310	88.3%	80.6%
Kentucky	3	1,563	1,576	193,901	194,001	92.0%	88.7%
Louisiana	2	1,412	1,412	150,035	150,035	85.7%	81.1%
Maryland	12	9,323	9,355	1,017,301	1,018,449	85.9%	84.8%
Massachusetts	28	16,742	16,764	1,715,372	1,720,361	85.6%	81.6%
Michigan	2	1,018	1,026	134,674	135,026	86.8%	86.3%
Missouri	6	3,152	3,136	374,962	374,342	85.3%	83.7%
Nevada	1	463	463	57,550	56,850	73.7%	77.7%
New Hampshire	2	1,007	1,007	125,473	125,473	87.5%	85.7%
New Jersey	24	19,350	19,420	1,888,611	1,890,826	87.4%	83.6%
New Mexico	1	539	541	71,475	71,555	88.2%	82.4%
New York	11	9,211	9,252	709,936	675,494	85.2%	81.7%
Ohio	2	1,185	1,183	156,519	156,839	84.6%	86.3%
Oregon	1	770	767	103,130	103,150	88.9%	86.3%
Pennsylvania	9	5,782	5,792	655,735	653,975	86.8%	85.6%
Rhode Island	1	715	720	75,336	75,721	89.0%	82.4%
South Carolina	4	2,160	2,173	253,406	253,406	87.3%	83.2%
Tennessee	3	1,620	1,628	215,420	215,090	82.8%	77.2%
Texas	16	10,170	10,203	1,144,948	1,144,201	86.0%	85.1%
Utah	6	2,680	2,654	350,197	347,704	85.7%	84.2%
Virginia	5	3,525	3,528	334,767	334,802	87.3%	84.4%
Washington	4	2,540	2,547	308,015	308,015	71.8%	88.5%
Total Wholly-Owned Stabilized	263	176,271	176,755	18,617,935	18,577,896	85.2%	82.4%

Joint-venture properties
Alabama	3	1,708	1,705	205,798	205,638	85.4%	85.0%
Arizona	11	6,813	6,827	767,385	751,979	86.8%	82.9%
California	78	58,286	58,432	5,972,493	5,949,181	84.6%	82.6%
Colorado	2	1,310	1,323	158,523	158,603	82.8%	82.0%
Connecticut	8	5,991	5,980	692,872	691,306	85.9%	81.0%
Delaware	1	585	582	71,740	71,680	86.5%	89.4%
Florida	27	21,839	21,916	2,274,037	2,275,429	82.9%	78.8%
Georgia	3	1,848	1,872	240,701	245,755	78.7%	78.4%
Illinois	12	8,904	8,898	958,215	959,383	86.7%	82.3%
Indiana	7	2,776	2,774	366,293	366,333	87.5%	86.0%
Kansas	3	1,222	1,213	163,750	160,220	78.6%	80.8%
Kentucky	4	2,276	2,272	269,545	269,197	90.1%	83.9%
Maryland	16	12,737	12,780	1,228,268	1,227,441	87.4%	83.0%
Massachusetts	17	9,226	9,242	1,045,813	1,049,425	84.4%	81.5%
Michigan	10	5,896	5,922	782,538	784,683	86.5%	81.9%
Missouri	2	959	959	118,245	118,045	82.3%	79.3%
Nevada	8	5,361	5,390	692,583	694,188	82.4%	81.0%
New Hampshire	1	525	530	53,409	54,009	89.6%	84.4%
New Jersey	18	13,251	13,268	1,416,750	1,417,909	85.3%	83.4%
New Mexico	9	4,662	4,672	542,423	542,899	84.8%	83.9%
New York	20	22,065	22,068	1,714,314	1,714,641	86.5%	84.6%
Ohio	13	5,859	5,855	870,490	872,260	80.9%	80.5%
Oregon	2	1,292	1,292	136,920	136,610	88.5%	85.3%
Pennsylvania	11	8,908	8,913	873,800	873,336	88.6%	85.3%
Rhode Island	3	1,544	1,569	184,590	185,870	72.7%	68.6%
Tennessee	24	13,151	13,192	1,746,393	1,747,471	84.6%	82.5%
Texas	22	13,767	13,809	1,808,470	1,808,283	83.7%	82.9%
Utah	1	523	521	59,350	58,950	85.0%	86.7%
Virginia	19	13,575	13,557	1,411,987	1,410,962	88.8%	86.1%
Washington	1	546	546	62,730	62,730	87.0%	83.2%
Washington, DC	1	1,529	1,533	101,989	102,003	90.7%	93.9%
Total Stabilized Joint-Ventures	357	248,934	249,412	26,992,414	26,966,419	85.0%	82.6%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2011 (1)	Number of Units as of March 31, 2010	Net Rentable Square Feet as of March 31, 2011 (2)	Net Rentable Square Feet as of March 31, 2010	Square Foot Occupancy % March 31, 2011	Square Foot Occupancy % March 31, 2010

Managed properties
Arizona	1	580	581	67,350	67,350	45.0%	32.6%
California	9	6,520	6,564	822,435	814,479	78.1%	71.8%
Colorado	8	2,801	2,774	325,037	331,566	86.4%	84.4%
Florida	16	7,659	7,713	924,945	867,182	71.7%	69.2%
Georgia	6	3,619	3,645	507,237	508,757	73.4%	70.9%
Illinois	6	3,669	3,741	384,694	399,179	70.2%	73.9%
Indiana	3	1,701	1,711	182,879	188,119	77.6%	76.0%
Kansas	4	1,986	1,997	338,140	339,200	76.3%	73.7%
Kentucky	1	527	531	66,100	66,000	89.5%	84.8%
Louisiana	1	995	1,008	133,130	106,873	68.4%	63.8%
Maryland	15	9,225	9,384	1,044,604	1,047,940	79.2%	74.0%
Massachusetts	2	2,105	2,110	189,859	190,019	78.4%	73.3%
Missouri	3	1,526	1,532	302,498	305,138	76.2%	76.2%
Nevada	2	1,572	1,576	170,575	170,775	77.5%	77.4%
New Jersey	5	4,126	4,124	389,655	387,103	85.9%	82.8%
New Mexico	2	1,103	1,101	132,182	131,782	87.3%	85.4%
New York	1	691	704	82,755	83,055	94.5%	77.2%
North Carolina	5	3,550	3,599	377,613	379,130	70.4%	75.0%
Ohio	4	1,074	1,087	157,960	161,760	68.5%	59.8%
Pennsylvania	20	8,334	8,380	1,016,586	1,017,471	74.6%	65.5%
South Carolina	2	1,171	1,023	163,267	142,307	70.9%	78.2%
Tennessee	3	1,499	1,496	205,565	205,315	86.1%	86.5%
Texas	8	4,110	4,170	543,414	543,164	79.3%	78.4%
Virginia	4	2,745	2,767	274,198	274,483	85.4%	83.0%
Washington	1	479	482	56,590	56,590	64.8%	64.5%
Washington, DC	2	1,263	1,263	112,459	112,459	86.9%	85.2%
Total Stabilized Managed Properties	134	74,630	75,063	8,971,727	8,897,196	76.9%	73.7%

Total Stabilized Properties	754	499,835	501,230	54,582,076	54,441,511	83.8%	81.1%

(1)       Represents unit count as of March 31, 2011, which may differ from March 31, 2010 unit count due to unit conversions or expansions.

(2)       Represents net rentable square feet as of March 31, 2011, which may differ from March 31, 2010 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of March 31, 2011 and 2010. The information as of March 31, 2010 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2011 were under our control as of March 31, 2010.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2011 (1)	Number of Units as of March 31, 2010	Net Rentable Square Feet as of March 31, 2011 (2)	Net Rentable Square Feet as of March 31, 2010	Square Foot Occupancy % March 31, 2011	Square Foot Occupancy % March 31, 2010
Wholly-owned properties
Arizona	1	648	—	71,355	—	6.2%	0.0%
California	13	9,261	7,838	1,006,822	865,355	56.1%	35.9%
Florida	7	5,723	4,127	556,815	402,420	32.8%	18.2%
Georgia	4	1,993	1,999	252,086	252,779	66.4%	55.0%
Illinois	2	1,397	1,472	151,005	150,850	60.5%	39.4%
Maryland	3	2,431	775	235,455	69,885	28.0%	40.8%
Massachusetts	1	611	593	73,225	72,125	62.9%	54.8%
New Jersey	2	1,244	1,292	127,030	127,550	63.3%	38.2%
New York	1	670	670	42,811	42,313	67.2%	65.4%
Oregon	1	726	744	76,170	75,995	50.0%	15.0%
Texas	2	1,071	1,087	153,010	156,050	62.2%	71.3%
Total Wholly-Owned Lease up	37	25,775	20,597	2,745,784	2,215,322	49.7%	38.3%

Joint-venture properties
California	3	2,100	2,346	192,263	214,931	70.2%	41.6%
Illinois	2	1,307	999	131,418	107,475	54.8%	56.4%
Total Lease up Joint-Ventures	5	3,407	3,345	323,681	322,406	64.0%	46.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2011 (1)	Number of Units as of March 31, 2010	Net Rentable Square Feet as of March 31, 2011 (2)	Net Rentable Square Feet as of March 31, 2010	Square Foot Occupancy % March 31, 2011	Square Foot Occupancy % March 31, 2010

Managed properties
California	2	1,740	1,743	236,289	236,239	67.5%	54.8%
Florida	9	6,515	5,998	623,828	555,725	46.6%	25.1%
Georgia	6	3,581	3,597	534,646	535,724	56.6%	44.0%
Illinois	3	1,939	1,991	160,678	162,679	54.5%	40.2%
Massachusetts	2	1,197	1,208	123,048	123,833	51.1%	33.2%
New Jersey	1	846	848	78,295	77,895	78.5%	61.6%
New York	1	906	910	46,197	46,197	42.2%	29.1%
North Carolina	1	451	451	80,067	80,067	76.7%	46.3%
Pennsylvania	2	1,984	1,991	173,019	173,019	57.5%	43.0%
Rhode Island	1	985	985	90,995	92,050	32.9%	4.9%
South Carolina	1	745	767	76,435	76,875	46.3%	9.0%
Tennessee	1	505	506	69,550	69,550	67.2%	58.3%
Texas	1	934	934	103,350	103,350	20.4%	5.7%
Utah	1	655	654	75,801	75,601	82.2%	65.7%
Virginia	1	458	476	63,859	63,709	64.8%	45.9%
Total Lease up Managed Properties	33	23,441	23,059	2,536,057	2,472,513	54.5%	37.3%

Total Lease up Properties	75	52,623	47,001	5,605,522	5,010,241	52.7%	38.3%

(1) Represents unit count as of March 31, 2011, which may differ from March 31, 2010 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2011, which may differ from March 31, 2010 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 and 2010

Overview

Results for the three months ended March 31, 2011 include the operations of 662 properties (301 of which were consolidated and 361 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2010, which included the operations of 643 properties (275 of which were consolidated and 368 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenues:
Property rental	$61,490	$56,143	$5,347	9.5%
Management and franchise fees	5,967	5,552	415	7.5%
Tenant reinsurance	7,024	5,892	1,132	19.2%
Total revenues	$74,481	$67,587	$6,894	10.2%

Property Rental — The increases in property rental revenues for the three months ended March 31, 2011 consists primarily of an increase of $2,025 as a result of increases in occupancy and rental rates to new and existing customers at our stabilized properties, an increase of $1,519 related to increases in occupancy at our lease-up properties, and an increase of $2,723 associated with acquisitions completed in 2011 and 2010, offset by a $920 decrease associated with the sale of 19 properties to Harrison Street Real Estate Capital, LLC (Harrison Street) in January 2010.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees, and unconsolidated joint ventures. The increase in management and franchise fees is related to the additional fees earned from the joint venture with Harrison Street and to the increase in third-party managed properties compared to the same period in the prior year.  We managed 167 third-party properties as of March 31, 2011 compared to 125 third-party properties as of March 31, 2010.

Tenant Reinsurance — The increase in tenant reinsurance revenues was due to the increase of overall customer participation to approximately 61% at March 31, 2011 compared to approximately 57% at March 31, 2010.

Expenses

The following table sets forth information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Expenses:
Property operations	$23,344	$21,956	$1,388	6.3%
Tenant reinsurance	1,615	1,223	392	32.1%
Unrecovered development and acquisition costs	249	70	179	255.7%
General and administrative	11,658	11,056	602	5.4%
Depreciation and amortization	13,585	12,419	1,166	9.4%
Total expenses	$50,451	$46,724	$3,727	8.0%

Property Operations — The increase in property operations expense during the three months ended March 31, 2011 consists primarily of increases of $1,311 associated with acquisitions completed in 2011 and 2010 and $387 related to increases in expenses at our stabilized and lease-up properties offset by a decrease of $310 related to the sale of 19 properties to Harrison Street in January 2010.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

Unrecovered Development and Acquisition Costs — Unrecovered development and acquisition costs for the three months ended March 31, 2011 and 2010 relate to unsuccessful development activities and costs associated with the acquisition of properties during the periods indicated.  The increase was due to increased acquisition activity over the prior year.  Subsequent to the quarter end, we purchased four properties for a total of $18,015.

General and Administrative — The increase in general and administrative expenses for the three months ended March 31, 2011 was primarily due to the overall cost associated with the management of additional properties.  We managed 167 third-party properties as of March 31, 2011 compared to 125 third-party properties as of March 31, 2010.  In addition, we purchased 15 properties and opened four development properties in 2010.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition of 15 properties and the completion of four developments in 2010.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Other revenue and expenses:
Interest expense	$(16,414)	$(17,274)	$860	(5.0)%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(428)	(404)	(24)	5.9%
Interest income	182	325	(143)	(44.0)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—
Equity in earnings of real estate ventures	1,811	1,501	310	20.7%
Income tax expense	(254)	(1,045)	791	(75.7)%
Total other revenue (expense)	$(13,890)	$(15,684)	$1,794	(11.4)%

Interest Expense — The decrease in interest expense for the three months ended March 31, 2011 was primarily the result of a change in interest rate for the notes payable to Trusts from a fixed interest rate of 6.9% to a variable rate of LIBOR plus 2.4% (2.7% at March 31, 2011).

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — Represents the amortization of the discount on exchangeable senior notes which reflects the effective interest rate relative to the carrying amount of the liability.

Interest Income — The decrease in interest income for the three months ended March 31, 2011, when compared to the same period in the prior year was primarily due to a lower average cash balance.  Cash and cash equivalents at March 31, 2011 was $42,555 compared to $108,740 at March 31, 2010.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures — The increase in equity in earnings of real estate ventures for the three months ended March 31, 2011 was due to increased revenues at these joint ventures as a result of increases in occupancy and rental rates to new and existing customers.  In addition, during October 2010, the Company obtained its joint venture partners’ equity interests in three joint ventures that each owned a single pre-stabilized property.

Income Tax Expense — The decrease in income tax expense relates to a $1,388 solar tax credit that was partially offset by increased taxes resulting from increased tenant reinsurance income earned by our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,532)	$(1,479)	$(53)	3.6%
Net income allocated to Operating Partnership and other noncontrolling interests	(307)	(132)	(175)	132.6%
Total income allocated to noncontrolling interests:	$(1,839)	$(1,611)	$(228)	14.2%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred Operating Partnership as of March 31, 2011 and 2010 equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.1% of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of March 31, 2011 and 2010 represents approximately 3.5% and 4.0%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Loss allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures.

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

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income  as an indication of our performance, as an alternative to net cash flow from operating activities, as a measure of liquidity, or an indicator of our ability to make cash distributions.  The following table sets forth the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010
Net income attributable to common stockholders	$8,301	$3,568

Adjustments:
Real estate depreciation	12,365	11,659
Amortization of intangibles	308	183
Joint venture real estate depreciation and amortization	2,075	1,754
Joint venture loss on sale of properties	36	—
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)
Income allocated to Operating Partnership noncontrolling interests	1,844	1,628

Funds from operations	$23,491	$17,354

SAME-STORE STABILIZED PROPERTY RESULTS

We consider our same-store stabilized portfolio to consist of only those properties that were wholly-owned at the beginning and at the end of the applicable periods presented that have achieved stabilization as of the first day of such period. The following table sets forth operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the properties shown below. These results provide information relating to property-level operating changes without the effects of acquisitions or completed developments.

	For the Three Months Ended March 31,		Percent
	2011	2010	Change
Same-store rental and tenant reinsurance revenues	$58,168	$55,843	4.2%
Same-store operating and tenant reinsurance expenses	20,517	20,267	1.2%
Same-store net operating income	$37,651	$35,576	5.8%

Non same-store rental and tenant reinsurance revenues	$10,346	$6,192	67.1%
Non same-store operating and tenant reinsurance expenses	$4,442	$2,912	52.5%

Total rental and tenant reinsurance revenues	$68,514	$62,035	10.4%
Total operating and tenant reinsurance expenses	$24,959	$23,179	7.7%

Same-store square foot occupancy as of quarter end	85.4%	82.5%

Properties included in same-store	253	253

The increase in same-store rental revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was due primarily to increased rental rates to incoming and existing customers and increased occupancy.  The increase in same-store operating expenses for the three months ended March 31, 2011 as compared to March 31, 2010 was primarily due to increased property taxes and payroll expense.

CASH FLOWS

Cash flows provided by operating activities were $30,002 and $16,015, respectively, for the three months ended March 31, 2011 and 2010. The increases compared to the same period of the prior year primarily relates to a $4,961 increase in net income and an $8,583 change in other assets.

Cash used in investing activities was $20,657 for the three months ended March 31, 2011 compared to the cash provided by investing activities of $11,821 for the three months ended March 31, 2010. The decrease relates primarily to the sale of 19 properties to Harrison Street in January 2010 for $15,750, whereas no sales occurred during the first quarter 2011.  In addition, there was a decrease in the change in restricted cash of $16,275.

Cash used in financing activities was $13,540 and $51,046 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in cash used in financing activities was primarily the result of an increase in proceeds from notes payable and lines of credit of $101,416 over the same period of the prior year offset by an increase in cash paid for principal payments on notes payable and lines of credit of $66,776.  In addition, dividends paid on common stock increased $3,674.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $42,555 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2011 and 2012 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2010 and the first three months of 2011, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table sets forth information on our lines of credit for the periods indicated:

	As of March 31, 2011
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.2%	10/19/2007	10/31/2011	LIBOR plus 1.0% - 2.1%	(1),(5)
Credit Line 2	—	50,000	3.7%	2/13/2009	2/13/2013	LIBOR plus 3.5%	(1),(4),(5)
Credit Line 3	25,000	45,000	3.7%	6/4/2010	5/31/2013	LIBOR plus 3.5%	(2),(4),(6)
Credit Line 4	—	40,000	4.5%	11/16/2010	11/16/2013	LIBOR plus 3.2% with floor of 4.5%	(3),(4),(5)
	$125,000	$235,000

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

(4) Guaranteed by the Company

(5) Secured by mortgages on certain real estate assets

(6) Secured by mortgages on certain lease-up real estate assets

As of March 31, 2011, we had $1,247,786 of debt, resulting in a debt to total capitalization ratio of 39.6%.  As of March 31, 2011, the ratio of total fixed rate debt and other instruments to total debt was 72.4% (including $211,463 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at March 31, 2011 was 4.9%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2011.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under our lines of credit. In addition, we are pursuing additional term loans secured by unencumbered properties.

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

The U.S. credit markets have experienced dislocations and liquidity disruptions, which have caused the spreads on prospective debt financings to widen. These circumstances have impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to make acquisitions and fund current development projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial market may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to our condensed consolidated financial statements, we do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our condensed consolidated financial statements, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Our exchangeable senior notes provide for excess exchange value to be paid in shares of our common stock if our stock price exceeds a certain amount. For a further description of our exchangeable senior notes, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of March 31, 2011:

	Payments due by Period:
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$65,769	$6,949	$13,410	$8,945	$36,465
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	327,880	54,676	91,275	63,394	118,535
Principal	1,247,786	365,675	106,286	367,931	407,894
Total contractual obligations	$1,641,435	$427,300	$210,971	$440,270	$562,894

At March 31, 2011, the weighted-average interest rate for all fixed rate loans was 5.5%, and the weighted-average interest rate for all variable rate loans was 3.2%.

FINANCING STRATEGY

We will continue to employ leverage in our capital structure in amounts reviewed from time to time by our board of directors. Although our board of directors has not adopted a policy that limits the total amount of indebtedness that we may incur, we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, we will consider factors including but not limited to:

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

As of March 31, 2011, we had approximately $1.2 billion in total debt, of which $344.1 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $2.4 million annually.

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

The fair values of our notes receivable and our fixed rate notes payable, notes payable to trusts and exchangeable senior notes are as follows:

	March 31, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$114,167	$100,000	$115,696	$100,000
Fixed rate notes payable and notes payable to trusts	$771,129	$815,990	$777,575	$731,588
Exchangeable senior notes	$115,490	$87,663	$118,975	$87,663

ITEM 4. CONTROLS AND PROCEDURES

(1)                                 Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the

Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

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

101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets,

(2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statement of Equity, (4) the Condensed Consolidated Statements of Cash Flows and (5) related notes to these financial statements, tagged as blocks of text.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: May 6, 2011	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)