Form 10-Q
period 2011-06-30
Extra Space Storage Inc.
filed 2011-08-08
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 30, 2011 was 94,264,593.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$2,038,827	$1,935,319
Real estate under development	6,800	37,083
Net real estate assets	2,045,627	1,972,402

Investments in real estate ventures	137,997	140,560
Cash and cash equivalents	35,187	46,750
Restricted cash	32,700	30,498
Receivables from related parties and affiliated real estate joint ventures	8,490	10,061
Other assets, net	50,856	48,197
Total assets	$2,310,857	$2,248,468

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$855,323	$871,403
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Discount on exchangeable senior notes	(1,337)	(2,205)
Lines of credit	129,000	170,467
Accounts payable and accrued expenses	32,712	34,210
Other liabilities	28,962	28,269
Total liabilities	1,251,913	1,309,397

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 94,243,303 and 87,587,322 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	942	876
Paid-in capital	1,278,939	1,148,820
Accumulated other comprehensive deficit	(6,436)	(5,787)
Accumulated deficit	(269,173)	(262,508)
Total Extra Space Storage Inc. stockholders’ equity	1,004,272	881,401
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,658	29,733
Noncontrolling interests in Operating Partnership	23,900	26,803
Other noncontrolling interests	1,114	1,134
Total noncontrolling interests and equity	1,058,944	939,071
Total liabilities, noncontrolling interests and equity	$2,310,857	$2,248,468

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Property rental	$64,300	$56,786	$125,790	$112,929
Management and franchise fees	6,144	5,653	12,111	11,205
Tenant reinsurance	7,596	6,338	14,620	12,230
Total revenues	78,040	68,777	152,521	136,364

Expenses:
Property operations	22,712	20,941	46,056	42,897
Tenant reinsurance	1,382	1,457	2,997	2,680
Unrecovered development and acquisition costs	1,570	142	1,819	212
General and administrative	12,432	11,229	24,090	22,285
Depreciation and amortization	14,092	12,202	27,677	24,621
Total expenses	52,188	45,971	102,639	92,695

Income from operations	25,852	22,806	49,882	43,669

Interest expense	(16,261)	(16,233)	(32,675)	(33,507)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(440)	(416)	(868)	(820)
Interest income	189	211	371	536
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	2,425	2,425
Income before equity in earnings of real estate ventures and income tax expense	10,552	7,580	19,135	12,303

Equity in earnings of real estate ventures	2,376	1,559	4,187	3,060
Income tax expense	(411)	(1,214)	(665)	(2,259)
Net income	12,517	7,925	22,657	13,104
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,552)	(1,507)	(3,084)	(2,986)
Net income allocated to Operating Partnership and other noncontrolling interests	(356)	(238)	(663)	(370)
Net income attributable to common stockholders	$10,609	$6,180	$18,910	$9,748

Net income per common share
Basic	$0.12	$0.07	$0.21	$0.11
Diluted	$0.12	$0.07	$0.21	$0.11

Weighted average number of shares
Basic	91,439,042	87,367,967	89,733,518	87,122,064
Diluted	96,010,848	92,304,831	94,336,141	92,026,150

Cash dividends paid per common share	$0.14	$0.10	$0.28	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating	Operating				Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2010	$29,733	$26,803	$1,134	87,587,322	$876	$1,148,820	$(5,787)	$(262,508)	$939,071

Issuance of common stock upon the exercise of options	—	—	—	816,806	8	10,497	—	—	10,505
Restricted stock grants issued	—	—	—	220,630	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(10,519)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	5,335,423	53	112,479	—	—	112,532
Compensation expense related to stock-based awards	—	—	—	—	—	2,711	—	—	2,711
Redemption of Operating Partnership units for common stock	—	(2,344)	—	293,641	3	2,341	—	—	—
Redemption of Operating Partnership units for cash	—	(271)	—	—	—	—	—	—	(271)
Comprehensive income:
Net income (loss)	3,084	670	(7)	—	—	—	—	18,910	22,657
Change in fair value of interest rate swap	(7)	(18)	—	—	—	—	(649)	—	(674)
Total comprehensive income									21,983
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	2,091	—	—	2,091
Distributions to Operating Partnership units held by noncontrolling interests	(3,152)	(940)	—	—	—	—	—	—	(4,092)
Distributions to other noncontrolling interests	—	—	(13)	—	—	—	—	—	(13)
Dividends paid on common stock at $0.28 per share	—	—	—	—	—	—	—	(25,575)	(25,575)
Balances at June 30, 2011	$29,658	$23,900	$1,114	94,243,303	$942	$1,278,939	$(6,436)	$(269,173)	$1,058,944

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$22,657	$13,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,677	24,621
Amortization of deferred financing costs	2,233	2,347
Non-cash interest expense related to amortization of discount on exchangeable senior notes	868	820
Compensation expense related to stock-based awards	2,711	2,402
Distributions from real estate ventures in excess of earnings	5,169	3,095
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	1,393	2,767
Other assets	4,960	(65)
Accounts payable and accrued expenses	(1,498)	(1,193)
Other liabilities	(977)	(1,827)
Net cash provided by operating activities	65,193	46,071

Cash flows from investing activities:
Acquisition of real estate assets	(82,071)	(16,460)
Development and construction of real estate assets	(4,494)	(18,306)
Proceeds from sale of properties to joint venture	—	15,750
Investments in real estate ventures	(3,405)	(9,059)
Change in restricted cash	(2,202)	5,509
Purchase of equipment and fixtures	(3,463)	(1,115)
Net cash used in investing activities	(95,635)	(23,681)

Cash flows from financing activities:
Proceeds from the sale of common stock	112,532	—
Proceeds from notes payable and lines of credit	264,686	104,093
Principal payments on notes payable and lines of credit	(335,693)	(210,647)
Deferred financing costs	(3,200)	(1,884)
Redemption of Operating Partnership units held by noncontrolling interest	(271)	—
Net proceeds from exercise of stock options	10,505	3,705
Dividends paid on common stock	(25,575)	(17,455)
Distributions to noncontrolling interests (Operating Partnership and other)	(4,105)	(3,798)
Net cash provided by (used in) financing activities	18,879	(125,986)
Net decrease in cash and cash equivalents	(11,563)	(103,596)
Cash and cash equivalents, beginning of the period	46,750	131,950
Cash and cash equivalents, end of the period	$35,187	$28,354

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$31,533	$31,723

Supplemental schedule of noncash investing and financing activities:
Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$—	$(42,739)
Investments in real estate ventures	—	404
Receivables from related parties and affiliated real estate joint ventures	—	21,142
Other assets and other liabilities	—	(51)
Notes payable	—	21,348
Other noncontrolling interests	—	(104)
Redemption of Operating Partnership units held by noncontrolling interests for common stock	$2,344	$—
Acquisitions of real estate assets
Real estate assets, net	$8,660	$6,475
Notes payable	(8,660)	(6,475)

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At June 30, 2011, the Company had direct and indirect equity interests in 680 operating storage facilities.  In addition, the Company managed 180 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 860.  These properties are located in 34 states and Washington, D.C.

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities.  As of June 30, 2011, there was one remaining development project in process.  The Company expects to complete this project by the end of 2011.  The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

3.              FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities - Cash Flow Hedge Swap Agreements	$(6,748)	$—	$(6,748)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2011.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable and notes payable to trusts, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 approximate fair value. The fair values of the Company’s notes receivable, fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	June 30, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$95,582	$100,000	$115,696	$100,000
Fixed rate notes payable and notes payable to trusts	$791,198	$757,921	$777,575	$731,588
Exchangeable senior notes	$92,383	$87,663	$118,975	$87,663

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

The Company’s Operating Partnership has $87,663 of exchangeable senior notes issued and outstanding as of June 30, 2011 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at June 30, 2011, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the second quarter of 2011; therefore holders of the exchangeable senior notes may not elect to convert them during the third quarter of 2011.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares related to the exchangeable senior notes were included in the computations for the three and six month periods ended June 30, 2011 or 2010 because there was no excess over the accreted principal for these periods.

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

For the three months ended June 30, 2011 and 2010, options to purchase 122,321 and 1,902,695 shares of common stock, and for the six months ended June 30, 2011 and 2010, 99,482 and 2,387,550 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to common stockholders	$10,609	$6,180	$18,910	$9,748
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	1,910	1,762	3,754	3,390
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,437)	(1,437)	(2,875)	(2,875)
Net income for diluted computations	$11,082	$6,505	$19,789	$10,263

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	91,439,042	87,367,967	89,733,518	87,122,064
Operating Partnership units	3,049,935	3,627,368	3,049,935	3,627,368
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Dilutive and cancelled stock options	531,891	319,516	562,708	286,738
Average number of common shares outstanding - diluted	96,010,848	92,304,831	94,336,141	92,026,150

Net income per common share
Basic	$0.12	$0.07	$0.21	$0.11
Diluted	$0.12	$0.07	$0.21	$0.11

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the six months ended June 30, 2011 and does not include improvements made to existing assets:

			Consideration Paid				Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Loan Assumed	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
Utah, Texas	2	4/1/2011	$7,262	$7,205	$—	$57	$1,512	$5,548	$188	$14	Affiliated joint venture
California	1	4/7/2011	8,207	8,150	—	57	2,211	5,829	163	4	Unrelated third party
Tennessee	1	4/15/2011	2,577	2,514	—	25	652	1,791	79	17	Unrelated third party
Colorado	1	5/25/2011	3,540	2,262	1,290	(12)	407	3,077	61	(5)	Unrelated third party
Virginia	1	5/26/2011	10,513	5,205	5,463	(154)	932	9,349	202	31	Unrelated third party
New Jersey	1	6/2/2011	4,963	4,959	—	4	1,644	3,115	135	69	Affiliated joint venture
Colorado	1	6/10/2011	4,600	2,664	1,907	29	296	4,199	98	7	Unrelated third party
Nevada	1	6/22/2011	3,355	3,339	—	16	1,441	1,810	98	6	Unrelated third party
Ohio, Indiana, Kentucky	15	6/27/2011	39,773	39,387	—	386	13,587	24,991	903	292	Unrelated third party

On January 1, 2011, the Company paid $320 in cash to obtain its joint venture partners’ equity interests in a joint venture.  No gain or loss was recognized on this transaction.  The joint venture owned a single stabilized self-storage property located in Pennsylvania and was previously accounted for under the equity method.  This property is now wholly owned and consolidated by the Company.

6.              VARIABLE INTERESTS

The Company has interests in two unconsolidated joint ventures with unrelated third parties which are variable interest entities (“VIEs” or the “VIE JVs”). The Company holds 18% and 39% of the equity interests in the two VIE JVs, and has 50% of the voting rights in each of the VIE JVs. Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE. The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary. Accordingly, these interests are recorded using the equity method.

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

The Company guarantees the mortgage notes payable for the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of June 30, 2011 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantees is unlikely and therefore no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

The following table compares the liability balance and the maximum exposure to loss related to the VIE JVs as of June 30, 2011:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,214	$4,838	$2,469	$8,521	$(8,521)
Extra Space of Sacramento One LLC	—	(862)	4,307	6,094	9,539	(9,539)
	$—	$352	$9,145	$8,563	$18,060	$(18,060)

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of June 30, 2011:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the six months ended June 30, 2011 or 2010.

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

The following table summarizes the terms of the Company’s derivative financial instruments at June 30, 2011:

Hedge Product	Hedge Type	Notional Amounts	Strike	Effective Dates	Maturity Dates
Cash Flow Hedge Swap Agreements	Cash Flow	$8,462 - $63,000	4.24% - 6.98%	2/1/2009 - 6/11/2010	6/30/2013 - 6/27/2016

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	Three months ended June 30,		Six months ended June 30,
Type	Income (Expense)	2011	2010	2011	2010
Cash Flow Hedge Swap Agreements	Interest expense	(1,365)	(640)	(2,014)	(1,272)

Information relating to the gains recognized on the interest rate swap agreements is as follows:

Gain (loss)
reclassified from
	Gain (loss)	Location of amounts	OCI
	recognized in OCI	reclassified from OCI	Six months ended
Type	June 30, 2011	into income	June 30, 2011
Cash Flow Hedge Swap Agreements	$(674)	Interest expense	$(2,014)

The interest rate swap agreements were highly effective for the three and six months ended June 30, 2011.  The gain (loss) reclassified from other comprehensive income (“OCI”) in the preceding table represents the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the six months ended June 30, 2011.

The balance sheet classification and carrying amounts of the derivative instruments are as follows:

Asset (Liability) Derivatives
	June 30, 2011		December 31, 2010
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments:	Location	Value	Location	Value
Cash Flow Hedge Swap Agreements	Other liabilities	$(6,748)	Other liabilities	$(6,074)

8.              NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the “Properties”) in exchange for 989,980 Preferred OP units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

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

Under the Partnership Agreement, Preferred OP units in the amount of $115,000 bear a fixed priority return of 5% and have a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to, that of the common OP units. The Preferred OP units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

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

9.              NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.9% majority ownership interest therein as of June 30, 2011. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 4.1% are held by certain former owners of assets acquired by the Operating Partnership.  As of June 30, 2011, the Operating Partnership had 3,049,935 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of either OP units or Contingent Conversion Units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at June 30, 2011 was $20.66 and there were 3,049,935 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on June 30, 2011 and the Company elected to pay the noncontrolling members cash, the Company would have paid $63,012 in cash consideration to redeem the OP units.

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

10.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of June 30, 2011.  Two of these consolidated properties were under development, and one was in the lease-up stage at June 30, 2011.  The ownership interests of the third-party owners range from 5.0% to 27.6%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third- party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

11.       STOCK OFFERING

In May 2011, the Company closed a public stock offering of 5,335,423 shares of its common stock at an offering price of $21.16 per share.  The Company received gross proceeds of $112,898.  Transaction costs were $366 for net proceeds of $112,532.

12.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance.  Financial information for the Company’s business segments is set forth below:

	June 30, 2011	December 31, 2010
Balance Sheet
Investment in real estate ventures
Rental operations	$137,997	$140,560

Total assets
Property management, acquisition and development	$350,243	$400,910
Rental operations	1,939,044	1,831,150
Tenant reinsurance	21,570	16,408
	$2,310,857	$2,248,468

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Statement of Operations
Total revenues
Property management, acquisition and development	$6,144	$5,653	$12,111	$11,205
Rental operations	64,300	56,786	125,790	112,929
Tenant reinsurance	7,596	6,338	14,620	12,230
	$78,040	$68,777	$152,521	$136,364

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$14,854	$11,855	$27,536	$23,422
Rental operations	35,952	32,659	72,106	66,593
Tenant reinsurance	1,382	1,457	2,997	2,680
	$52,188	$45,971	$102,639	$92,695

Income (loss) from operations
Property management, acquisition and development	$(8,710)	$(6,202)	$(15,425)	$(12,217)
Rental operations	28,348	24,127	53,684	46,336
Tenant reinsurance	6,214	4,881	11,623	9,550
	$25,852	$22,806	$49,882	$43,669

Interest expense
Property management, acquisition and development	$(823)	$(790)	$(1,605)	$(1,577)
Rental operations	(15,878)	(15,859)	(31,938)	(32,750)
	$(16,701)	$(16,649)	$(33,543)	$(34,327)

Interest income
Property management, acquisition and development	$187	$209	$366	$531
Tenant reinsurance	2	2	5	5
	$189	$211	$371	$536

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,212	$1,212	$2,425	$2,425

Equity in earnings of real estate ventures
Rental operations	$2,376	$1,559	$4,187	$3,060

Income tax expense
Tenant reinsurance	$(411)	$(1,214)	$(665)	$(2,259)

Net income (loss)
Property management, acquisition and development	$(8,134)	$(5,571)	$(14,239)	$(10,838)
Rental operations	14,846	9,827	25,933	16,646
Tenant reinsurance	5,805	3,669	10,963	7,296
	$12,517	$7,925	$22,657	$13,104

Depreciation and amortization expense
Property management, acquisition and development	$852	$484	$1,627	$925
Rental operations	13,240	11,718	26,050	23,696
	$14,092	$12,202	$27,677	$24,621

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(82,071)	$(16,460)

Development and construction of real estate assets
Property management, acquisition and development			$(4,494)	$(18,306)

13.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

			Guaranteed	Estimated
		Loan	Loan Amount	Fair Market
	Date of	Maturity	June 30,	Value of
	Guaranty	Date	2010	Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$4,838	$8,500
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,826
ESS Baltimore LLC	Nov-04	Feb-13	$4,072	$6,735

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralizes the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of June 30, 2011, as the fair value of the guarantees was not material. The Company believes the risk of incurring a material loss as a result of having to perform on these guarantees is unlikely.

The Company has been involved in routine litigation arising in the ordinary course of business. As of June 30, 2011, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

14.       SUBSEQUENT EVENTS

On July 8, 2011, the Company purchased one property located in Maryland for $5,650.

On August 1, 2011, the Company purchased one property located in Maryland for $7,250.

On August 2, 2011, the Company purchased one property located in Texas for $2,400.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2010 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

U.S. and international market and economic conditions have been challenging with tighter credit conditions and slower growth.  For the six months ended June 30, 2011, concerns about the systemic impact of inflation, energy costs, geopolitical issues, and other macro-economic factors have contributed to market volatility and diminished expectations for the global economy.  Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of June 30, 2011, we owned or had ownership interests in 680 operating self-storage properties. Of these properties, 325 are wholly-owned and 355 are held in joint ventures. In addition, we managed an additional 180 properties for franchisees or third parties bringing the total number of operating properties that we own and/or manage to 860.  These properties are located in 34 states and Washington, D.C.  As of June 30, 2011, we owned and/or managed approximately 62 million square feet of space with more than 560,000 units.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2011, the median length of stay was approximately 13 months.  The average annual rent per square foot at these stabilized properties was $13.23 at June 30, 2011, compared to $13.25 at June 30, 2010.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of June 30, 2011 and 2010. The information as of June 30, 2010 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2011 were under our control as of June 30, 2010.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2011 (1)	Number of Units as of June 30, 2010	Net Rentable Square Feet as of June 30, 2011 (2)	Net Rentable Square Feet as of June 30, 2010	Square Foot Occupancy % June 30, 2011	Square Foot Occupancy % June 30, 2010

Wholly-owned properties
Alabama	3	1,396	1,368	173,419	173,779	86.7%	87.3%
Arizona	5	2,795	2,805	356,820	347,198	89.7%	86.7%
California	46	36,074	36,238	3,587,689	3,582,949	87.3%	83.3%
Colorado	10	4,508	4,524	569,286	569,884	90.6%	90.8%
Connecticut	3	1,980	2,011	178,030	178,040	93.6%	91.8%
Florida	28	18,206	18,269	1,944,945	1,945,619	86.9%	84.3%
Georgia	12	6,421	6,425	836,908	837,283	88.5%	85.4%
Hawaii	2	2,799	2,846	145,812	145,694	87.5%	80.9%
Illinois	7	4,493	4,501	465,002	467,649	84.9%	82.0%
Indiana	8	4,412	4,430	511,034	511,034	88.3%	83.2%
Kansas	1	506	507	50,340	50,310	95.2%	88.8%
Kentucky	4	2,188	2,201	254,191	254,191	91.4%	87.4%
Louisiana	2	1,413	1,412	150,165	150,035	90.1%	87.7%
Maryland	12	9,328	9,337	1,017,601	1,017,081	90.5%	89.9%
Massachusetts	28	16,730	16,733	1,718,082	1,722,676	90.0%	85.6%
Michigan	2	1,020	1,017	134,674	134,706	90.3%	90.3%
Missouri	6	3,157	3,141	374,962	374,572	91.0%	88.0%
Nevada	2	989	989	130,040	129,598	67.2%	68.6%
New Hampshire	2	1,007	1,007	125,473	125,473	90.0%	84.6%
New Jersey	25	20,069	20,121	1,971,586	1,973,931	89.8%	87.3%
New Mexico	1	536	538	71,395	71,395	92.8%	92.4%
New York	11	9,223	9,251	712,408	675,269	88.0%	83.2%
Ohio	14	8,765	8,699	994,064	994,659	78.1%	74.8%
Oregon	1	770	769	103,130	103,230	93.9%	91.1%
Pennsylvania	9	5,776	5,804	655,555	656,475	90.3%	87.3%
Rhode Island	1	717	719	75,336	75,841	87.4%	86.9%
South Carolina	4	2,156	2,173	253,406	253,406	91.6%	87.7%
Tennessee	3	1,617	1,626	215,420	215,265	88.4%	86.3%
Texas	17	10,900	10,937	1,247,355	1,244,888	89.6%	87.8%
Utah	7	3,195	3,204	408,357	408,988	87.7%	85.7%
Virginia	6	4,296	4,299	416,552	416,602	92.9%	91.3%
Washington	4	2,533	2,543	308,015	308,015	82.8%	83.3%
Total Wholly-Owned Stabilized	286	189,975	190,444	20,157,052	20,115,735	88.1%	85.3%

Joint-venture properties
Alabama	3	1,709	1,705	205,798	205,638	88.5%	89.1%
Arizona	11	6,819	6,833	767,393	751,711	87.0%	83.1%
California	81	58,627	58,710	6,049,702	6,023,426	87.8%	86.0%
Colorado	2	1,310	1,318	158,783	158,643	85.6%	86.7%
Connecticut	8	5,993	5,984	693,408	691,901	89.3%	84.0%
Delaware	1	585	582	71,680	71,735	89.9%	92.2%
Florida	25	20,453	20,597	2,069,715	2,076,098	85.5%	82.2%
Georgia	3	1,849	1,859	240,701	243,381	80.4%	82.9%
Illinois	9	6,450	6,446	692,131	693,715	88.5%	84.9%
Indiana	6	2,419	2,415	315,151	315,421	89.8%	87.8%
Kansas	3	1,223	1,221	163,750	163,750	83.4%	81.9%
Kentucky	4	2,277	2,276	269,545	269,257	90.4%	87.0%
Maryland	15	11,839	11,854	1,159,349	1,157,287	90.7%	88.5%
Massachusetts	17	9,234	9,234	1,046,695	1,049,716	87.8%	84.5%
Michigan	10	5,900	5,924	782,058	784,623	91.1%	86.6%
Missouri	2	959	960	118,245	118,045	90.0%	84.8%
Nevada	8	5,355	5,379	692,408	693,563	84.9%	84.1%
New Hampshire	3	1,310	1,321	137,314	138,234	91.2%	84.8%
New Jersey	20	14,878	14,913	1,559,726	1,562,266	88.1%	85.1%
New Mexico	9	4,655	4,670	542,327	542,699	87.1%	86.0%
New York	21	21,629	21,633	1,734,102	1,734,779	88.9%	88.1%
Ohio	13	5,854	5,856	867,920	872,430	85.6%	84.2%
Oregon	2	1,290	1,292	136,600	136,610	90.7%	88.8%
Pennsylvania	10	7,996	8,000	800,280	800,491	92.8%	89.7%
Rhode Island	2	1,066	1,075	128,165	128,075	78.2%	73.5%
Tennessee	24	13,145	13,196	1,746,123	1,747,039	88.4%	84.4%
Texas	19	11,762	11,768	1,536,352	1,535,099	88.9%	86.1%
Virginia	17	12,022	12,009	1,267,963	1,267,503	92.4%	90.2%
Washington	1	547	548	62,730	62,730	92.4%	88.1%
Washington, DC	1	1,529	1,533	101,989	102,003	94.9%	97.2%
Total Stabilized Joint-Ventures	350	240,684	241,111	26,118,103	26,097,868	88.3%	85.8%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2011 (1)	Number of Units as of June 30, 2010	Net Rentable Square Feet as of June 30, 2011 (2)	Net Rentable Square Feet as of June 30, 2010	Square Foot Occupancy % June 30, 2011	Square Foot Occupancy % June 30, 2010

Managed properties
Arizona	1	580	581	67,350	67,350	50.6%	32.6%
California	28	19,482	19,529	2,354,558	2,259,113	72.8%	70.4%
Colorado	8	2,802	2,776	324,917	332,336	91.4%	86.6%
Connecticut	1	501	504	61,460	61,980	66.3%	64.4%
Florida	16	7,663	7,712	934,499	917,707	74.0%	70.2%
Georgia	1	923	931	106,410	105,900	75.3%	70.9%
Hawaii	1	332	332	34,067	34,064	57.6%	59.6%
Illinois	6	3,666	3,734	384,234	398,859	73.3%	75.5%
Indiana	3	1,684	1,711	182,679	188,119	85.7%	81.0%
Kansas	4	1,982	1,989	336,290	339,600	81.9%	77.6%
Kentucky	1	522	532	66,100	66,000	93.8%	88.9%
Louisiana	1	996	1,008	133,080	106,873	66.9%	65.0%
Maryland	15	9,184	9,352	1,044,754	1,048,730	82.5%	77.8%
Massachusetts	2	2,091	2,110	189,769	190,019	82.6%	76.1%
Missouri	3	1,525	1,533	275,198	302,558	78.3%	77.8%
Nevada	2	1,568	1,576	170,375	170,775	78.3%	80.9%
New Jersey	5	3,887	3,882	357,237	355,782	84.2%	79.0%
New Mexico	2	1,105	1,104	132,262	131,782	93.2%	91.1%
North Carolina	5	3,538	3,599	377,227	379,130	76.4%	75.0%
Ohio	4	1,072	1,087	158,360	161,760	75.4%	65.4%
Pennsylvania	18	7,382	7,436	901,110	904,355	79.4%	69.0%
South Carolina	2	1,169	1,027	163,267	142,867	76.3%	81.0%
Tennessee	3	1,497	1,495	205,225	205,365	92.0%	91.4%
Texas	8	4,102	4,160	542,973	544,542	82.0%	79.1%
Virginia	2	1,304	1,304	114,396	114,396	89.6%	88.2%
Washington	1	472	482	56,590	56,590	72.3%	64.5%
Washington, DC	2	1,263	1,263	112,459	112,459	94.6%	92.7%
Total Stabilized Managed Properties	145	82,292	82,749	9,786,846	9,699,011	78.3%	74.8%

Total Stabilized Properties	781	512,951	514,304	56,062,001	55,912,614	86.5%	83.7%

(1)       Represents unit count as of June 30, 2011, which may differ from June 30, 2010 unit count due to unit conversions or expansions.

(2)       Represents net rentable square feet as of June 30, 2011, which may differ from June 30, 2010 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of June 30, 2011 and 2010. The information as of June 30, 2010 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2011 were under our control as of June 30, 2010.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2011 (1)	Number of Units as of June 30, 2010	Net Rentable Square Feet as of June 30, 2011 (2)	Net Rentable Square Feet as of June 30, 2010	Square Foot Occupancy % June 30, 2011	Square Foot Occupancy % June 30, 2010

Wholly-owned properties
Arizona	1	644	—	71,355	—	20.0%	0.0%
California	13	9,206	8,614	1,006,956	933,878	67.7%	41.5%
Florida	8	6,574	4,133	644,265	402,705	40.6%	25.9%
Georgia	4	1,982	2,000	252,086	253,118	74.7%	60.4%
Illinois	2	1,372	1,410	150,900	151,020	66.9%	47.6%
Maryland	3	2,448	1,631	241,910	156,825	42.7%	22.1%
Massachusetts	1	615	601	74,025	73,550	72.3%	63.9%
New Jersey	2	1,240	1,276	126,430	127,155	74.1%	48.3%
New York	1	667	674	42,571	42,563	73.5%	68.9%
Oregon	1	724	744	76,020	75,995	64.5%	28.0%
Tennessee	1	505	506	69,550	69,550	69.2%	63.6%
Texas	2	1,066	1,087	152,860	156,050	68.1%	72.1%
Total Wholly-Owned Lease up	39	27,043	22,676	2,908,928	2,442,409	59.5%	43.7%

Joint-venture properties
California	3	2,379	2,355	216,912	216,208	72.8%	46.5%
Illinois	2	1,307	1,209	131,418	121,052	63.3%	55.4%
Total Lease up Joint-Ventures	5	3,686	3,564	348,330	337,260	69.2%	49.7%

Managed properties
California	2	1,742	1,739	236,569	236,239	70.7%	60.6%
Colorado	1	587	—	60,896	—	21.2%	0.0%
Florida	9	6,523	6,640	623,242	624,260	53.2%	31.4%
Georgia	6	3,572	3,596	528,656	535,236	62.5%	49.9%
Illinois	3	1,934	1,978	160,235	161,067	63.8%	47.5%
Massachusetts	2	1,189	1,204	122,968	123,308	56.0%	39.7%
New Jersey	1	846	850	78,295	78,295	82.1%	69.7%
New York	1	904	909	46,197	46,197	47.2%	31.9%
North Carolina	2	659	662	105,991	106,755	85.2%	68.6%
Pennsylvania	2	1,984	1,991	173,019	173,019	66.9%	49.9%
Rhode Island	1	985	985	90,995	90,995	43.7%	14.5%
South Carolina	1	742	767	76,435	76,875	60.4%	20.9%
Texas	2	1,594	934	172,447	103,350	18.4%	11.9%
Utah	1	656	654	75,801	75,601	90.5%	74.3%
Virginia	1	459	464	63,794	63,709	78.2%	57.3%
Total Lease up Managed Properties	35	24,376	23,373	2,615,540	2,494,906	58.9%	43.9%

Total Lease up Properties	79	55,105	49,613	5,872,798	5,274,575	59.8%	44.2%

(1) Represents unit count as of June 30, 2011, which may differ from June 30, 2010 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2011, which may differ from June 30, 2010 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2011 and 2010

Overview

Results for the three and six months ended June 30, 2011 include the operations of 680 properties (326 of which were consolidated and 354 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2010, which included the operations of 649 properties (281 of which were consolidated and 368 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues:
Property rental	$64,300	$56,786	$7,514	13.2%	$125,790	$112,929	$12,861	11.4%
Management and franchise fees	6,144	5,653	491	8.7%	12,111	11,205	906	8.1%
Tenant reinsurance	7,596	6,338	1,258	19.8%	14,620	12,230	2,390	19.5%
Total revenues	$78,040	$68,777	$9,263	13.5%	$152,521	$136,364	$16,157	11.8%

Property Rental — The increases in property rental revenues for the three and six months ended June 30, 2011 consist primarily of increases of $3,562 and $6,285, respectively, associated with acquisitions completed in 2011 and 2010, increases of $2,348 and $4,373, respectively, resulting from increases in occupancy and increases in rental rates to existing customers at our stabilized properties, and increases of $1,604 and $3,124, respectively, related to increases in occupancy at our lease-up properties.  For the six months ended June 30, 2011, these increases were partially offset by a $921 decrease associated with the sale of 19 properties to Harrison Street Real Estate Capital, LLC (Harrison Street) in January 2010.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees, and unconsolidated joint ventures. The increases in management and franchise fees are related to the additional fees earned from the joint venture with Harrison Street and to the increase in third-party managed properties compared to the same periods in the prior year.  We managed 180 third-party properties as of June 30, 2011 compared to 140 third-party properties as of June 30, 2010.

Tenant Reinsurance — The increases in tenant reinsurance revenues were due to the increase of overall customer participation to approximately 64% at June 30, 2011 compared to approximately 59% at June 30, 2010.  In addition, we had 860 properties under management at June 30, 2011 compared to 789 at June 30, 2010.

Expenses

The following table sets forth information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Expenses:
Property operations	$22,712	$20,941	$1,771	8.5%	$46,056	$42,897	$3,159	7.4%
Tenant reinsurance	1,382	1,457	(75)	(5.1)%	2,997	2,680	317	11.8%
Unrecovered development and acquisition costs	1,570	142	1,428	1,005.6%	1,819	212	1,607	758.0%
General and administrative	12,432	11,229	1,203	10.7%	24,090	22,285	1,805	8.1%
Depreciation and amortization	14,092	12,202	1,890	15.5%	27,677	24,621	3,056	12.4%
Total expenses	$52,188	$45,971	$6,217	13.5%	$102,639	$92,695	$9,944	10.7%

Property Operations — The increases in property operations expense during the three and six months ended June 30, 2011 consist primarily of increases of $1,578 and $2,890, respectively, associated with acquisitions completed in 2011 and 2010 and increases of

$432 and $867, respectively, related to increases in expenses at our lease-up properties.  These increases for the three and six months ended June 30, 2011 were offset by decreases in expenses of $239 and $288, respectively, as a result of a reduction of expenses at our stabilized properties, which related mainly to property taxes, advertising and utilities expenses.  For the six months ended June 30, 2011, there was also a decrease in expenses of $310 related to the sale of 19 properties to Harrison Street in January 2010.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.  The increase in these expenses for the six months ended June 30, 2011 relates to the increase of overall customer participation to approximately 64% at June 30, 2011 compared to approximately 59% at June 30, 2010.  In addition, we had 860 properties under management at June 30, 2011 compared to 789 at June 30, 2010.

Unrecovered Development and Acquisition Costs — Unrecovered development and acquisition costs for the three and six months ended June 30, 2011 and 2010 relate to unsuccessful development activities and costs associated with the acquisition of properties during the periods indicated.  The increases were due to increased acquisition activity over the prior year.

General and Administrative — The increases in general and administrative expenses for the three and six months ended June 30, 2011 were primarily due to the overall cost associated with the management of additional properties.  We managed 180 third-party properties as of June 30, 2011 compared to 140 third-party properties as of June 30, 2010.  In addition, we purchased 24 properties and opened five development properties during the first six months of 2011.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition of 15 properties and the completion of four development properties in 2010 and the acquisition of 24 properties and the completion of five development properties during the first six months of 2011.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Other revenue and expenses:
Interest expense	$(16,261)	$(16,233)	$(28)	0.2%	$(32,675)	$(33,507)	$832	(2.5)%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(440)	(416)	(24)	5.8%	(868)	(820)	(48)	5.9%
Interest income	189	211	(22)	(10.4)%	371	536	(165)	(30.8)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	—	—	2,425	2,425	—	—
Equity in earnings of real estate ventures	2,376	1,559	817	52.4%	4,187	3,060	1,127	36.8%
Income tax expense	(411)	(1,214)	803	(66.1)%	(665)	(2,259)	1,594	(70.6)%
Total other revenue (expense)	$(13,335)	$(14,881)	$1,546	(10.4)%	$(27,225)	$(30,565)	$3,340	(10.9)%

Interest Expense — The decrease in interest expense for the six months ended June 30, 2011 was primarily the result of a decrease in our weighted average interest rate.  As of June 30, 2011, the weighted average interest rate of our debt was 4.8%, compared to a weighted average interest rate of 5.0% as of June 30, 2010.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — Represents the amortization of the discount on exchangeable senior notes, which reflects the effective interest rate relative to the carrying amount of the liability.

Interest Income — The decreases in interest income for the three and six months ended June 30, 2011, when compared to the same periods in the prior year, were primarily due to a lower average cash balance during the periods presented.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures — The increases in equity in earnings of real estate ventures for the three and six months ended June 30, 2011 were due primarily to increased revenues at these joint ventures as a result of increases in occupancy and rental rates to new and existing customers.  In addition, we recognized an additional $367 related to gains on property sales from a joint venture in which we have a 25% ownership.

Income Tax Expense — The decreases in income tax expense primarily relate to a solar tax credit that was partially offset by increased taxes resulting from increased tenant reinsurance income earned by our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,552)	$(1,507)	$(45)	3.0%	$(3,084)	$(2,986)	$(98)	3.3%
Net income allocated to Operating Partnership and other noncontrolling interests	(356)	(238)	(118)	49.6%	(663)	(370)	(293)	79.2%
Total income allocated to noncontrolling interests:	$(1,908)	$(1,745)	$(163)	9.3%	$(3,747)	$(3,356)	$(391)	11.7%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred OP units as of June 30, 2011 and 2010 equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.0% of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of June 30, 2011 and 2010 represents approximately 3.2% and 3.9%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Loss allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to common stockholders	$10,609	$6,180	$18,910	$9,748

Adjustments:
Real estate depreciation	12,677	11,494	25,042	23,153
Amortization of intangibles	412	94	720	277
Joint venture real estate depreciation and amortization	2,057	2,255	4,132	4,009
Joint venture (gain)/loss on sale of properties	(366)	—	(330)	—
Distributions paid on Preferred Operating Partnership units	(1,437)	(1,437)	(2,875)	(2,875)
Income allocated to Operating Partnership noncontrolling interests	1,910	1,762	3,754	3,390

Funds from operations	$25,862	$20,348	$49,353	$37,702

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2011	2010	Change	2011	2010	Change
Same-store rental and tenant reinsurance revenues	$59,714	$57,050	4.7%	$117,882	$112,893	4.4%
Same-store operating and tenant reinsurance expenses	19,297	19,544	(1.3)%	39,814	39,811	0.0%
Same-store net operating income	$40,417	$37,506	7.8%	$78,068	$73,082	6.8%

Non same-store rental and tenant reinsurance revenues	$12,182	$6,074	100.6%	$22,528	$12,266	83.7%
Non same-store operating and tenant reinsurance expenses	$4,797	$2,854	68.1%	$9,239	$5,766	60.2%

Total rental and tenant reinsurance revenues	$71,896	$63,124	13.9%	$140,410	$125,159	12.2%
Total operating and tenant reinsurance expenses	$24,094	$22,398	7.6%	$49,053	$45,577	7.6%

Same-store square foot occupancy as of quarter end	89.0%	86.1%		89.0%	86.1%

Properties included in same-store	253	253		253	253

The increases in same-store rental revenues for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 were due primarily to increased rental rates to incoming and existing customers and increased occupancy.  The decrease in same-store operating expenses for the three months ended June 30, 2011 as compared to June 30, 2010 was primarily due to decreased property taxes, advertising and utilities expense.

CASH FLOWS

Cash flows provided by operating activities were $65,193 and $46,071, respectively, for the six months ended June 30, 2011 and 2010. The increases compared to the same period of the prior year primarily relate to a $9,553 increase in net income and a $5,025 change in other assets.

Cash used in investing activities was $95,635 and $23,681, respectively, for the six months ended June 30, 2011 and 2010.  The increases relate primarily to an increase of $65,611 in the amount of cash used to acquire real estate assets during 2011 as compared to 2010 partially offset by a decrease of $13,812 in development and construction of real estate assets.  Additionally, in January 2010 we sold 19 properties to a joint venture with Harrison Street for $15,750, whereas no sales to joint ventures occurred during the six months ended June 30, 2011.

Cash provided by financing activities for the six months ended June 30, 2011 was $18,879, compared to cash used in financing activities of $125,986 for the six months ended June 30, 2010.  The increase in cash provided by financing activities was primarily the result of net proceeds from the sale of common stock of $112,532 in 2011 compared to $0 in 2010.  There was also an increase in proceeds from notes payable and lines of credit of $160,593 over the same period of the prior year offset by an increase in cash paid for principal payments on notes payable and lines of credit of $125,046.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had $35,187 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2011 and 2012 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2010 and the first six months of 2011, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table sets forth information on our lines of credit for the periods indicated:

	As of June 30, 2011
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.2%	10/19/2007	10/31/2011	LIBOR plus 1.0% - 2.1%	(1),(5)
Credit Line 2	—	50,000	3.7%	2/13/2009	2/13/2013	LIBOR plus 3.5%	(1),(4),(5)
Credit Line 3	29,000	75,000	2.4%	6/4/2010	5/31/2013	LIBOR plus 2.2%	(2),(4),(5)
Credit Line 4	—	40,000	4.5%	11/16/2010	11/16/2013	LIBOR plus 3.2% with floor of 4.5%	(3),(4,)(5)
Credit Line 5	—	50,000	2.9%	4/29/2011	4/29/2014	LIBOR plus 2.75%	(3),(4),(5)
	$129,000	$315,000

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

(4) Guaranteed by the Company

(5) Secured by mortgages on certain real estate assets

As of June 30, 2011, we had $1,191,576 of debt, resulting in a debt to total capitalization ratio of 36.5%.  As of June 30, 2011, the ratio of total fixed rate debt and other instruments to total debt was 71.0% (including $210,680 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at June 30, 2011 was 4.8%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2011.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP units and interest on our outstanding indebtedness, out of our operating cash flow, cash on hand and borrowings under our lines of credit. In addition, we are pursuing additional term loans secured by unencumbered properties.

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

The U.S. credit markets have experienced dislocations and liquidity disruptions, which have caused the spreads on prospective debt financings to widen. These circumstances have impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial market may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of June 30, 2011:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$65,907	$6,024	$11,643	$9,562	$38,678
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	319,264	54,848	93,094	58,961	112,361
Principal	1,191,576	243,369	215,440	403,526	329,241
Total contractual obligations	$1,576,747	$304,241	$320,177	$472,049	$480,280

At June 30, 2011, the weighted-average interest rate for all fixed rate loans was 5.6%, and the weighted-average interest rate for all variable rate loans was 3.1%.

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

As of June 30, 2011, we had approximately $1,191,576 in total debt, of which $345,992 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $2,443 annually.

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

The fair values of our notes receivable, our fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	June 30, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$95,582	$100,000	$115,696	$100,000
Fixed rate notes payable and notes payable to trusts	$791,198	$757,921	$777,575	$731,588
Exchangeable senior notes	$92,383	$87,663	$118,975	$87,663

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

101**

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statement of Equity, (4) the Condensed Consolidated Statements of Cash Flows and (5)  notes to these financial statements.

* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Extra Space Storage Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.  Signed originals of these certifications have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 8, 2011	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)