Form 10-Q
period 2011-09-30
Extra Space Storage Inc.
filed 2011-11-07
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2011 was 94,373,253.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Real estate assets:
Net operating real estate assets	$2,051,567	$1,935,319
Real estate under development	8,621	37,083
Net real estate assets	2,060,188	1,972,402

Investments in real estate ventures	134,219	140,560
Cash and cash equivalents	33,895	46,750
Restricted cash	30,352	30,498
Receivables from related parties and affiliated real estate joint ventures	61,184	10,061
Other assets, net	54,390	48,197
Total assets	$2,374,228	$2,248,468

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$869,866	$871,403
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Discount on exchangeable senior notes	(897)	(2,205)
Lines of credit	166,000	170,467
Accounts payable and accrued expenses	39,891	34,210
Other liabilities	30,046	28,269
Total liabilities	1,312,159	1,309,397

Commitments and contingencies

Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 94,357,528 and 87,587,322 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	943	876
Paid-in capital	1,281,378	1,148,820
Accumulated other comprehensive deficit	(7,819)	(5,787)
Accumulated deficit	(267,122)	(262,508)
Total Extra Space Storage Inc. stockholders’ equity	1,007,380	881,401
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,665	29,733
Noncontrolling interests in Operating Partnership	23,924	26,803
Other noncontrolling interests	1,100	1,134
Total noncontrolling interests and equity	1,062,069	939,071
Total liabilities, noncontrolling interests and equity	$2,374,228	$2,248,468

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Property rental	$69,475	$59,332	$195,265	$172,261
Management and franchise fees	6,353	5,851	18,464	17,056
Tenant reinsurance	8,269	6,796	22,889	19,026
Total revenues	84,097	71,979	236,618	208,343

Expenses:
Property operations	24,270	21,334	70,326	64,231
Tenant reinsurance	1,596	1,736	4,593	4,416
Unrecovered development and acquisition costs	346	211	2,165	423
Loss on sublease	—	2,000	—	2,000
General and administrative	12,306	10,618	36,396	32,903
Depreciation and amortization	14,364	12,519	42,041	37,140
Total expenses	52,882	48,418	155,521	141,113

Income from operations	31,215	23,561	81,097	67,230

Interest expense	(16,756)	(15,702)	(49,431)	(49,209)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(440)	(416)	(1,308)	(1,236)
Interest income	185	178	556	714
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	3,638	3,638
Income before equity in earnings of real estate ventures and income tax expense	15,417	8,834	34,552	21,137

Equity in earnings of real estate ventures	1,873	1,736	6,060	4,796
Income tax expense	62	(1,088)	(603)	(3,347)
Net income	17,352	9,482	40,009	22,586
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,598)	(1,524)	(4,682)	(4,510)
Net income allocated to Operating Partnership and other noncontrolling interests	(493)	(291)	(1,156)	(661)
Net income attributable to common stockholders	$15,261	$7,667	$34,171	$17,415

Net income per common share
Basic	$0.16	$0.09	$0.37	$0.20
Diluted	$0.16	$0.09	$0.37	$0.20

Weighted average number of shares
Basic	94,314,429	87,484,731	91,277,261	87,244,161
Diluted	98,867,803	92,189,852	95,866,290	91,969,869

Cash dividends paid per common share	$0.14	$0.10	$0.42	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
							Accumulated
	Preferred Operating	Operating				Paid-in	Other Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2010	$29,733	$26,803	$1,134	87,587,322	$876	$1,148,820	$(5,787)	$(262,508)	$939,071

Issuance of common stock upon the exercise of options	—	—	—	931,921	9	12,105	—	—	12,114
Restricted stock grants issued	—	—	—	222,130	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(12,909)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	5,335,423	53	112,299	—	—	112,352
Compensation expense related to stock-based awards	—	—	—	—	—	3,895	—	—	3,895
Redemption of Operating Partnership units for common stock	—	(2,344)	—	293,641	3	2,341	—	—	—
Redemption of Operating Partnership units for cash	—	(271)	—	—	—	—	—	—	(271)
Comprehensive income:
Net income (loss)	4,682	1,164	(8)	—	—	—	—	34,171	40,009
Change in fair value of interest rate swap	(21)	(62)	—	—	—	—	(2,032)	—	(2,115)
Total comprehensive income									37,894
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	1,918	—	—	1,918
Distributions to Operating Partnership units held by noncontrolling interests	(4,729)	(1,366)	—	—	—	—	—	—	(6,095)
Distributions to other noncontrolling interests	—	—	(26)	—	—	—	—	—	(26)
Dividends paid on common stock at $0.42 per share	—	—	—	—	—	—	—	(38,785)	(38,785)
Balances at September 30, 2011	$29,665	$23,924	$1,100	94,357,528	$943	$1,281,378	$(7,819)	$(267,122)	$1,062,069

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$40,009	$22,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,041	37,140
Amortization of deferred financing costs	3,720	3,323
Non-cash interest expense related to amortization of discount on exchangeable senior notes	1,308	1,236
Compensation expense related to stock-based awards	3,895	3,457
Loss on sublease	—	2,000
Distributions from real estate ventures in excess of earnings	4,665	4,830
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(301)	(1,237)
Other assets	1,108	(2,162)
Accounts payable and accrued expenses	5,681	2,059
Other liabilities	(1,469)	1,498
Net cash provided by operating activities	100,657	74,730

Cash flows from investing activities:
Acquisition of real estate assets	(108,403)	(24,648)
Development and construction of real estate assets	(6,315)	(28,523)
Proceeds from sale of properties to joint venture	—	15,750
Investments in real estate ventures	(3,737)	(9,371)
Return of investment in real estate ventures	4,614	7,432
Change in restricted cash	146	6,315
Purchase of affiliated joint venture note receivable	(51,000)	—
Purchase of equipment and fixtures	(4,493)	(1,450)
Net cash used in investing activities	(169,188)	(34,495)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of transaction costs	112,352	—
Proceeds from notes payable and lines of credit	370,242	131,124
Principal payments on notes payable and lines of credit	(389,706)	(248,032)
Deferred financing costs	(4,149)	(2,674)
Investments from noncontrolling interests	—	87
Redemption of Operating Partnership units held by noncontrolling interest	(271)	(4,116)
Net proceeds from exercise of stock options	12,114	5,101
Dividends paid on common stock	(38,785)	(26,206)
Distributions to noncontrolling interests (Operating Partnership and other)	(6,121)	(5,671)
Net cash provided by (used in) financing activities	55,676	(150,387)
Net decrease in cash and cash equivalents	(12,855)	(110,152)
Cash and cash equivalents, beginning of the period	46,750	131,950
Cash and cash equivalents, end of the period	$33,895	$21,798

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$45,048	$45,593

Supplemental schedule of noncash investing and financing activities:
Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$—	$(42,739)
Investments in real estate ventures	—	404
Receivables from related parties and affiliated real estate joint ventures	—	21,142
Other assets and other liabilities	—	(51)
Notes payable	—	21,348
Other noncontrolling interests	—	(104)
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$2,344	$—
Common stock and paid-in capital	(2,344)	—
Tax effect from vesting of restricted stock grants and stock option exercises:
Other assets	$1,918	$995
Paid-in capital	(1,918)	(995)
Acquisitions of real estate assets
Real estate assets, net	$8,660	$6,475
Notes payable	(8,660)	(6,475)

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At September 30, 2011, the Company had direct and indirect equity interests in 676 operating storage facilities.  In addition, the Company managed 178 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 854.  These properties are located in 34 states and Washington, D.C.

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. On June 2, 2009, the Company announced the wind-down of its development activities.  As of September 30, 2011, there was one remaining development project in process.  The Company expects to complete this project by the end of 2011.  The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

3.              FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities - Cash Flow Hedge Swap Agreements	$(8,189)	$—	$(8,189)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2011.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 approximate fair value. The fair values of the Company’s notes receivable, fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	September 30, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$103,994	$100,000	$115,696	$100,000
Fixed rate notes payable and notes payable to trusts	$937,327	$873,137	$777,575	$731,588
Exchangeable senior notes	$91,555	$87,663	$118,975	$87,663

4.              NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average common shares outstanding, including unvested share based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, convertible debt, exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.

The Company’s Operating Partnership had $87,663 of exchangeable senior notes issued and outstanding as of September 30, 2011 that also can potentially have a dilutive effect on its earnings per share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are not exchangeable unless the price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, or unless certain other events occur. The exchange price was $23.45 per share at September 30, 2011, and could change over time as described in the indenture. The price of the Company’s common stock did not exceed 130% of the exchange price for the specified period of time during the third quarter of 2011; therefore holders of the exchangeable senior notes may not elect to convert them during the fourth quarter of 2011.

The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares related to the exchangeable senior notes were included in the computations for the three and nine month periods ended September 30, 2011 or 2010 because there was no excess over the accreted principal for these periods.

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

For the three months ended September 30, 2011 and 2010, options to purchase 120,634 and 1,161,799 shares of common stock, and for the nine months ended September 30, 2011 and 2010, 106,726 and 2,187,449 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to common stockholders	$15,261	$7,667	$34,171	$17,415
Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	2,092	1,827	5,846	5,217
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)	(4,313)	(4,313)
Net income for diluted computations	$15,915	$8,056	$35,704	$18,319

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	94,314,429	87,484,731	91,277,261	87,244,161
Operating Partnership units	3,049,935	3,356,963	3,049,935	3,356,963
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Dilutive and cancelled stock options	513,459	358,178	549,114	378,765
Average number of common shares outstanding - diluted	98,867,803	92,189,852	95,866,290	91,969,869

Net income per common share
Basic	$0.16	$0.09	$0.37	$0.20
Diluted	$0.16	$0.09	$0.37	$0.20

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the nine months ended September 30, 2011 and does not include improvements made to existing assets:

			Consideration Paid				Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Loan Assumed	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
Utah, Texas	2	4/1/2011	$7,262	$7,205	$—	$57	$1,512	$5,548	$188	$14	Affiliated joint venture
California	1	4/7/2011	8,207	8,150	—	57	2,211	5,829	163	4	Unrelated third party
Tennessee	1	4/15/2011	2,539	2,514	—	25	652	1,791	79	17	Unrelated third party
Colorado	1	5/25/2011	3,540	2,262	1,290	(12)	407	3,077	61	(5)	Unrelated third party
Virginia	1	5/26/2011	10,514	5,205	5,463	(154)	932	9,349	202	31	Unrelated third party
New Jersey	1	6/2/2011	4,963	4,959	—	4	1,644	3,115	135	69	Affiliated joint venture
Colorado	1	6/10/2011	4,600	2,664	1,907	29	296	4,199	98	7	Unrelated third party
Nevada	1	6/22/2011	3,355	3,339	—	16	1,441	1,810	98	6	Unrelated third party
Ohio, Indiana, Kentucky	15	6/27/2011	39,773	39,387	—	386	13,587	24,991	903	292	Unrelated third party
Maryland	1	7/8/2011	5,785	5,795	—	(10)	1,303	4,218	125	139	Unrelated third party
Maryland	1	8/1/2011	7,352	7,342	—	10	764	6,340	143	105	Unrelated third party
Texas	1	8/2/2011	2,402	2,353	—	49	979	1,346	73	4	Unrelated third party

On January 1, 2011, the Company paid $320 in cash to obtain its joint venture partners’ equity interests in a joint venture.  No gain or loss was recognized on this transaction.  The joint venture owned a single stabilized self-storage property located in Pennsylvania and was previously accounted for under the equity method.  This property is now wholly owned and consolidated by the Company.

6.              RECEIVABLES FROM RELATED PARTIES AND AFFILIATED REAL ESTATE JOINT VENTURES

During September 2011, the Company purchased a note receivable from Bank of America for $51,000.  The receivable is due from Storage Associates Holdco, LLC, a joint venture in which the Company holds a 10% equity interest.  The note is due March 2012 and has a monthly interest rate of LIBOR plus 185 basis points.  The Company has eliminated the interest income related to its 10% ownership interest.

7.              VARIABLE INTERESTS

The Company has interests in three unconsolidated joint ventures with unrelated third parties which are variable interest entities (“VIEs” or the “VIE JVs”). The Company holds 10% to 39% of the equity interests in the VIE JVs, and has 50% of the voting rights in each of the VIE JVs. Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE. The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary. Accordingly, these interests are recorded using the equity method.

Two of the VIE JVs each own a single self-storage property. The third VIE JV owns six self-storage properties. These joint ventures are financed through a combination of (1) equity contributions from the Company and its joint venture partners, (2) mortgage notes payable and (3) payables to the Company. The payables to the Company consist of amounts owed for expenses paid on behalf of the joint ventures by the Company as manager and mortgage notes payable to the Company. The Company performs management services for the VIE JVs in exchange for a management fee of approximately 6% of cash collected by the properties. Except as disclosed, the Company has not provided financial or other support during the periods presented to the VIE JVs that it was not previously contractually obligated to provide.

The Company guarantees the mortgage notes payable for two of the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of September 30, 2011 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantees is unlikely and, therefore, no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

The following table compares the Company’s liability balance to the respective VIE JVs and the maximum exposure to loss related to the VIE JVs as of September 30, 2011 after netting such liability balance:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,202	$4,838	$2,478	$8,518	$(8,518)
Extra Space of Sacramento One LLC	—	(893)	4,307	6,099	9,513	(9,513)
Storage Associates Holdco, LLC	—	1,817	—	53,976	55,793	(55,793)
	$—	$2,126	$9,145	$62,553	$73,824	$(73,824)

Included in payables to Company for Storage Associates Holdco, LLC is a first mortgage secured by the six self-storage properties which was purchased by the Company from the bank lender in September 2011.  The note payable is due March 2012 and pays interest monthly at LIBOR plus 185 basis points.

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of September 30, 2011:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the nine months ended September 30, 2011 or 2010.

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

The following table summarizes the terms of the Company’s derivative financial instruments at September 30, 2011:

Hedge Product	Hedge Type	Notional Amounts	Strike	Effective Dates	Maturity Dates
Cash Flow Hedge Swap Agreements	Cash Flow	$8,462 - $63,000	4.24% - 6.98%	2/1/2009 - 7/1/2010	6/30/2013 - 6/27/2016

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	Three Months Ended September 30,		Nine Months Ended September 30,
Type	Income (Expense)	2011	2010	2011	2010
Cash Flow Hedge Swap Agreements	Interest expense	$(940)	$(1,196)	$(2,954)	$(2,469)

Information relating to the gains recognized on the interest rate swap agreements is as follows:

	Gain (loss) recognized in OCI	Location of amounts	Gain (loss) reclassified from OCI
Type	September 30, 2011	reclassified from OCI into income	Nine Months Ended September 30, 2011
Cash Flow Hedge Swap Agreements	$(2,115)	Interest expense	$(2,954)

The interest rate swap agreements were highly effective for the three and nine months ended September 30, 2011.  The gain (loss) reclassified from other comprehensive income (“OCI”) in the preceding table represents the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the nine months ended September 30, 2011.

The balance sheet classification and carrying amounts of the derivative instruments are as follows:

Asset (Liability) Derivatives
	September 30, 2011		December 31, 2010
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments:	Location	Value	Location	Value
Cash Flow Hedge Swap Agreements	Other liabilities	$(8,189)	Other liabilities	$(6,074)

9.              NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

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

10.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.9% majority ownership interest therein as of September 30, 2011. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 4.1% are held by certain former owners of assets acquired by the Operating Partnership.  As of September 30, 2011, the Operating Partnership had 3,049,935 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the

Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at September 30, 2011 was $19.70 and there were 3,049,935 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on September 30, 2011 and the Company elected to pay the noncontrolling members cash, the Company would have paid $60,084 in cash consideration to redeem the OP units.

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

11.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of September 30, 2011.  Two of these consolidated properties were under development, and one was in the lease-up stage at September 30, 2011.  The ownership interests of the third-party owners range from 5.0% to 27.6%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third-party owners based on their ownership percentages are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

12.       STOCK OFFERING

In May 2011, the Company closed a public stock offering of 5,335,423 shares of its common stock at an offering price of $21.16 per share.  The Company received gross proceeds of $112,898.  Transaction costs were $546 for net proceeds of $112,352.

13.       LOSS ON SUBLEASE

During the quarter ended September 30, 2010, a $2,000 charge was recorded as a result of the bankruptcy of a tenant subleasing office space from the Company in Memphis, Tennessee.  The Memphis, Tennessee office lease is a liability that was assumed in the Storage USA acquisition in July 2005.  The increase in this lease obligation liability was recognized through a $2,000 charge, which is included in loss on sublease in the condensed consolidated statement of operations.

14.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance.  Financial information for the Company’s business segments is set forth below:

	September 30, 2011	December 31, 2010
Balance Sheet
Investment in real estate ventures
Rental operations	$134,219	$140,560

Total assets
Property management, acquisition and development	$395,972	$400,910
Rental operations	1,957,662	1,831,150
Tenant reinsurance	20,594	16,408
	$2,374,228	$2,248,468

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Statement of Operations
Total revenues
Property management, acquisition and development	$6,353	$5,851	$18,464	$17,056
Rental operations	69,475	59,332	195,265	172,261
Tenant reinsurance	8,269	6,796	22,889	19,026
	$84,097	$71,979	$236,618	$208,343

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$13,237	$13,378	$40,773	$36,800
Rental operations	38,049	33,304	110,155	99,897
Tenant reinsurance	1,596	1,736	4,593	4,416
	$52,882	$48,418	$155,521	$141,113

Income (loss) from operations
Property management, acquisition and development	$(6,884)	$(7,527)	$(22,309)	$(19,744)
Rental operations	31,426	26,028	85,110	72,364
Tenant reinsurance	6,673	5,060	18,296	14,610
	$31,215	$23,561	$81,097	$67,230

Interest expense
Property management, acquisition and development	$(926)	$(830)	$(2,531)	$(2,407)
Rental operations	(16,270)	(15,288)	(48,208)	(48,038)
	$(17,196)	$(16,118)	$(50,739)	$(50,445)

Interest income
Property management, acquisition and development	$182	$175	$548	$706
Tenant reinsurance	3	3	8	8
	$185	$178	$556	$714

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,213	$3,638	$3,638

Equity in earnings of real estate ventures
Rental operations	$1,873	$1,736	$6,060	$4,796

Income tax expense
Property management, acquisition and development	$2,570	$—	$6,330	$—
Rental operations	(169)	—	(527)	—
Tenant reinsurance	(2,339)	(1,088)	(6,406)	(3,347)
	$62	$(1,088)	$(603)	$(3,347)

Net income (loss)
Property management, acquisition and development	$(3,845)	$(6,969)	$(14,324)	$(17,807)
Rental operations	16,860	12,476	42,435	29,122
Tenant reinsurance	4,337	3,975	11,898	11,271
	$17,352	$9,482	$40,009	$22,586

Depreciation and amortization expense
Property management, acquisition and development	$585	$549	$2,212	$1,474
Rental operations	13,779	11,970	39,829	35,666
	$14,364	$12,519	$42,041	$37,140

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(108,403)	$(24,648)

Development and construction of real estate assets
Property management, acquisition and development			$(6,315)	$(28,523)

15.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

				Estimated
		Loan		Fair Market
	Date of	Maturity	Guaranteed	Value of
	Guaranty	Date	Loan Amount	Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$4,838	$8,512
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,805
ESS Baltimore LLC	Nov-04	Feb-13	$4,052	$6,700

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralizes the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of September 30, 2011, as the fair value of the guarantees was not material. The Company believes the risk of incurring a material loss as a result of having to perform on these guarantees is unlikely.

The Company has been involved in routine litigation arising in the ordinary course of business. As of September 30, 2011, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

16.       SUBSEQUENT EVENTS

On October 6, 2011, the Company purchased one property located in New Jersey for $18,350.

On October 19, 2011, the Company purchased a portfolio of 19 properties located in California for $99,150.  In connection with this acquisition, the Company assumed $68,681 in debt.

On October 25, 2011, the Company purchased one property located in Florida for $5,700.

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

U.S. and international market and economic conditions have been challenging with tighter credit conditions and slower growth.  For the nine months ended September 30, 2011, concerns about the systemic impact of inflation, energy costs, geopolitical issues, and other macro-economic factors have contributed to market volatility and diminished expectations for the global economy.  Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of September 30, 2011, we owned or had ownership interests in 676 operating self-storage properties. Of these properties, 328 are wholly-owned and 348 are held in joint ventures. In addition, we managed an additional 178 properties for franchisees or third parties bringing the total number of operating properties that we own and/or manage to 854.  These properties are located in 34 states and Washington, D.C.  As of September 30, 2011, we owned and/or managed approximately 62 million square feet of space with approximately 570,000 units.

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

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2011, the median length of stay was approximately 13 months.  The average annual rent per square foot at these stabilized properties was $13.50 at September 30, 2011, compared to $13.45 at September 30, 2010.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of September 30, 2011 and 2010. The information as of September 30, 2010 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2011 were under our control as of September 30, 2010.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2011 (1)	Number of Units as of September 30, 2010	Net Rentable Square Feet as of September 30, 2011 (2)	Net Rentable Square Feet as of September 30, 2010	Square Foot Occupancy % September 30, 2011	Square Foot Occupancy % September 30, 2010

Wholly-owned properties
Alabama	3	1,396	1,368	172,804	173,779	79.0%	79.2%
Arizona	5	2,789	2,802	356,520	347,098	87.1%	86.3%
California	46	36,030	36,201	3,570,836	3,576,439	88.3%	83.4%
Colorado	10	4,520	4,497	569,886	569,514	90.9%	89.2%
Connecticut	3	1,975	2,011	178,050	178,010	89.2%	86.8%
Florida	28	18,185	18,263	1,943,341	1,945,179	87.6%	84.4%
Georgia	12	6,423	6,425	836,868	837,173	87.5%	85.6%
Hawaii	2	2,796	2,828	138,084	145,841	86.4%	80.9%
Illinois	7	4,498	4,502	464,809	467,119	85.2%	81.4%
Indiana	8	4,362	4,382	510,459	511,034	86.9%	84.0%
Kansas	1	506	507	50,340	50,310	91.2%	90.0%
Kentucky	4	2,152	2,160	253,991	254,041	89.5%	89.2%
Louisiana	2	1,413	1,412	150,165	150,035	88.7%	85.8%
Maryland	14	10,481	10,490	1,139,881	1,140,071	90.4%	88.0%
Massachusetts	28	16,722	16,724	1,716,857	1,717,716	90.6%	85.5%
Michigan	2	1,020	1,017	134,674	134,954	90.4%	89.8%
Missouri	6	3,158	3,145	374,987	374,897	89.2%	88.3%
Nevada	2	978	978	129,590	129,440	68.6%	69.7%
New Hampshire	2	1,007	1,007	125,473	125,473	89.6%	85.9%
New Jersey	25	20,099	20,108	1,966,065	1,972,816	90.3%	87.1%
New Mexico	1	536	539	71,635	71,475	94.9%	93.6%
New York	11	9,214	9,243	712,776	713,131	89.6%	85.5%
Ohio	14	8,472	8,470	991,604	994,464	81.1%	80.8%
Oregon	1	770	770	103,090	103,210	93.5%	89.5%
Pennsylvania	9	5,773	5,798	655,545	656,205	90.3%	87.9%
Rhode Island	1	715	719	74,836	75,976	84.7%	85.4%
South Carolina	4	2,151	2,173	253,396	253,406	94.0%	90.4%
Tennessee	3	1,612	1,621	214,260	215,265	86.4%	82.2%
Texas	18	11,459	11,525	1,330,771	1,330,712	88.2%	86.5%
Utah	7	3,189	3,195	408,607	409,163	87.9%	86.3%
Virginia	6	4,293	4,298	416,532	416,552	89.8%	86.5%
Washington	4	2,529	2,543	308,015	308,015	84.2%	74.4%
Total Wholly-Owned Stabilized	289	191,223	191,721	20,324,747	20,348,513	88.3%	85.1%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2011 (1)	Number of Units as of September 30, 2010	Net Rentable Square Feet as of September 30, 2011 (2)	Net Rentable Square Feet as of September 30, 2010	Square Foot Occupancy % September 30, 2011	Square Foot Occupancy % September 30, 2010

Joint-venture properties
Alabama	3	1,707	1,705	205,713	205,588	89.0%	85.7%
Arizona	10	6,396	6,412	729,254	713,770	87.5%	83.4%
California	81	58,579	58,707	6,045,190	6,021,564	88.8%	85.4%
Colorado	2	1,314	1,318	158,743	158,543	89.1%	85.7%
Connecticut	8	5,988	5,987	692,648	692,686	89.2%	84.3%
Delaware	1	585	583	71,680	71,735	88.7%	88.2%
Florida	25	20,415	20,577	2,065,251	2,075,938	85.6%	83.5%
Georgia	3	1,848	1,851	240,541	241,341	84.0%	78.8%
Illinois	9	6,456	6,452	692,866	693,623	89.2%	84.7%
Indiana	6	2,416	2,414	301,466	315,411	89.5%	88.6%
Kansas	2	838	836	108,905	108,905	84.2%	83.1%
Kentucky	4	2,279	2,277	269,545	269,629	90.3%	87.4%
Maryland	15	11,843	11,849	1,159,534	1,157,187	90.6%	89.8%
Massachusetts	16	8,619	8,630	970,918	972,867	88.8%	84.0%
Michigan	9	5,444	5,455	730,108	731,328	90.3%	86.9%
Missouri	1	530	531	61,275	61,075	91.2%	89.3%
Nevada	8	5,320	5,378	692,983	692,743	83.7%	84.3%
New Hampshire	3	1,311	1,314	137,474	137,914	87.8%	86.7%
New Jersey	20	14,876	14,904	1,559,481	1,562,651	89.6%	85.9%
New Mexico	9	4,643	4,672	542,381	542,414	87.0%	85.6%
New York	21	21,632	21,633	1,715,952	1,734,899	90.8%	87.9%
Ohio	13	5,850	5,857	866,960	872,430	87.6%	82.8%
Oregon	2	1,291	1,293	136,600	136,770	92.0%	90.4%
Pennsylvania	10	7,994	8,002	797,230	800,411	91.6%	88.8%
Rhode Island	1	473	481	56,255	56,015	76.5%	72.9%
Tennessee	23	12,542	12,588	1,669,853	1,670,319	87.6%	84.6%
Texas	19	11,742	11,764	1,534,459	1,535,059	87.9%	86.1%
Virginia	17	12,020	12,013	1,268,383	1,267,738	91.5%	88.2%
Washington	1	548	548	62,730	62,730	85.4%	83.5%
Washington, DC	1	1,529	1,533	101,989	102,003	92.0%	92.5%
Total Stabilized Joint-Ventures	343	237,028	237,564	25,646,367	25,665,286	88.7%	85.7%

Managed properties
Arizona	1	580	581	67,350	67,350	55.7%	34.0%
California	31	21,384	21,452	2,599,130	2,593,630	70.6%	68.4%
Colorado	5	2,047	2,043	229,575	229,355	71.3%	70.9%
Connecticut	1	496	496	61,120	61,120	69.0%	69.0%
Florida	15	7,165	7,196	885,909	865,039	77.2%	72.3%
Georgia	1	930	931	107,710	105,900	79.9%	74.1%
Hawaii	3	3,512	3,512	201,632	201,632	59.9%	59.9%
Illinois	6	3,657	3,717	382,803	396,739	77.8%	73.5%
Indiana	3	1,686	1,711	183,179	183,489	76.9%	74.0%
Kansas	4	1,975	1,974	334,750	335,710	81.0%	79.5%
Kentucky	1	522	523	66,100	66,000	92.1%	86.6%
Louisiana	1	1,012	1,012	134,995	134,995	68.9%	68.9%
Maryland	12	7,402	7,516	853,647	855,823	84.1%	79.9%
Massachusetts	3	3,107	3,129	274,213	274,518	61.1%	56.0%
Missouri	3	1,522	1,529	274,298	302,558	78.0%	76.4%
Nevada	2	1,566	1,576	170,375	170,375	80.4%	82.3%
New Jersey	5	3,886	3,888	356,887	356,595	85.5%	79.5%
New Mexico	2	1,105	1,107	132,262	132,282	93.1%	90.4%
North Carolina	5	3,531	3,599	375,405	378,147	78.6%	73.5%
Ohio	4	1,062	1,074	156,360	158,160	73.3%	68.4%
Pennsylvania	18	7,371	7,418	868,515	903,930	82.1%	70.1%
South Carolina	2	1,167	1,174	163,292	161,737	79.3%	72.4%
Tennessee	3	1,496	1,496	205,225	205,365	87.7%	87.0%
Texas	7	3,542	3,552	457,704	458,292	83.3%	83.0%
Virginia	2	1,303	1,303	114,316	114,316	87.6%	89.5%
Washington	1	464	464	56,590	56,590	78.9%	78.9%
Washington, DC	2	1,263	1,263	112,459	112,459	91.3%	90.9%
Total Stabilized Managed Properties	143	84,753	85,236	9,825,801	9,882,106	76.9%	73.1%

Total Stabilized Properties	775	513,004	514,521	55,796,915	55,895,905	86.5%	83.3%

(1)            Represents unit count as of September 30, 2011, which may differ from September 30, 2010 unit count due to unit conversions or expansions.

(2)            Represents net rentable square feet as of September 30, 2011, which may differ from September 30, 2010 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of September 30, 2011 and 2010. The information as of September 30, 2010 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2011 were under our control as of September 30, 2010.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2011 (1)	Number of Units as of September 30, 2010	Net Rentable Square Feet as of September 30, 2011 (2)	Net Rentable Square Feet as of September 30, 2010	Square Foot Occupancy % September 30, 2011	Square Foot Occupancy % September 30, 2010

Wholly-owned properties
Arizona	1	636	—	71,355	—	28.3%	0.0%
California	13	9,234	8,581	1,018,121	933,536	72.5%	47.4%
Florida	8	6,562	4,998	644,190	489,135	50.7%	28.8%
Georgia	4	1,981	1,999	251,566	253,118	78.9%	67.7%
Illinois	2	1,369	1,407	151,020	151,020	72.1%	53.9%
Maryland	3	2,448	1,631	241,895	156,870	51.9%	34.3%
Massachusetts	1	615	605	74,025	74,295	65.9%	58.9%
New Jersey	2	1,237	1,268	126,510	127,155	77.2%	54.9%
New York	1	664	674	42,486	42,563	78.2%	58.1%
Oregon	1	718	744	75,950	75,970	76.5%	37.8%
Tennessee	1	505	505	68,750	69,550	68.5%	72.4%
Texas	2	1,056	1,056	152,760	152,760	68.0%	68.0%
Total Wholly-Owned Lease up	39	27,025	23,468	2,918,628	2,525,972	65.3%	48.0%

Joint-venture properties
California	3	2,380	2,350	216,218	216,568	78.2%	51.3%
Illinois	2	1,307	1,206	131,418	120,616	70.8%	61.1%
Total Lease up Joint-Ventures	5	3,687	3,556	347,636	337,184	75.4%	54.8%

Managed properties
California	2	1,742	1,739	236,369	236,239	70.7%	63.0%
Colorado	1	572	572	59,246	59,246	50.3%	0.0%
Florida	9	6,547	6,631	622,582	623,785	58.8%	39.3%
Georgia	6	3,565	3,585	533,601	535,336	65.2%	52.6%
Illinois	3	1,928	1,960	160,495	161,378	68.0%	50.7%
Massachusetts	2	1,187	1,199	122,808	123,048	63.3%	46.8%
New Jersey	1	845	850	78,295	78,295	92.3%	73.0%
New York	1	904	906	46,197	46,197	55.9%	36.3%
North Carolina	2	654	654	104,665	104,665	79.6%	79.6%
Pennsylvania	2	1,984	1,991	173,059	173,019	68.8%	54.6%
Rhode Island	1	977	985	91,075	90,995	43.2%	23.1%
South Carolina	1	734	760	76,435	76,575	63.9%	33.6%
Texas	2	1,594	1,594	172,447	172,447	24.7%	14.4%
Utah	1	657	654	75,751	75,601	93.5%	78.8%
Virginia	1	458	459	63,794	63,709	89.6%	63.0%
Total Lease up Managed Properties	35	24,348	24,539	2,616,819	2,620,535	63.3%	48.4%

Total Lease up Properties	79	55,060	51,563	5,883,083	5,483,691	65.0%	48.6%

(1) Represents unit count as of September 30, 2011, which may differ from September 30, 2010 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2011, which may differ from September 30, 2010 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2011 and 2010

Overview

Results for the three and nine months ended September 30, 2011 include the operations of 676 properties (329 of which were consolidated and 347 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2010, which included the operations of 652 properties (285 of which were consolidated and 367 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues:
Property rental	$69,475	$59,332	$10,143	17.1%	$195,265	$172,261	$23,004	13.4%
Management and franchise fees	6,353	5,851	502	8.6%	18,464	17,056	1,408	8.3%
Tenant reinsurance	8,269	6,796	1,473	21.7%	22,889	19,026	3,863	20.3%
Total revenues	$84,097	$71,979	$12,118	16.8%	$236,618	$208,343	$28,275	13.6%

Property Rental — The increases in property rental revenues for the three and nine months ended September 30, 2011 consist primarily of increases of $5,736 and $12,021, respectively, associated with acquisitions completed in 2011 and 2010, increases of $2,527 and $6,900, respectively, resulting from increases in occupancy and rental rates to existing customers at our stabilized properties, and increases of $1,880 and $5,004, respectively, related to increases in occupancy at our lease-up properties.  For the nine months ended September 30, 2011, these increases were partially offset by a $921 decrease associated with the sale of 19 properties to Harrison Street Real Estate Capital, LLC (Harrison Street) in January 2010.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees, and unconsolidated joint ventures. The increases in management and franchise fees are related to the additional fees earned from the joint venture with Harrison Street and to the increase in third-party managed properties compared to the same periods in the prior year.  We managed 178 third-party properties as of September 30, 2011 compared to 157 third-party properties as of September 30, 2010.

Tenant Reinsurance — The increases in tenant reinsurance revenues were partially due to the increase of overall customer participation to 64.1% at September 30, 2011 compared to 59.0% at September 30, 2010.  In addition, the increases relate to the properties that were acquired in 2011 and 2010.  Also, we had 178 properties under management at September 30, 2011 compared to 157 at September 30, 2010.

Expenses

The following table sets forth information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Expenses:
Property operations	$24,270	$21,334	$2,936	13.8%	$70,326	$64,231	$6,095	9.5%
Tenant reinsurance	1,596	1,736	(140)	(8.1)%	4,593	4,416	177	4.0%
Unrecovered development and acquisition costs	346	211	135	64.0%	2,165	423	1,742	411.8%
Loss on sublease	—	2,000	(2,000)	(100.0)%	—	2,000	(2,000)	(100.0)%
General and administrative	12,306	10,618	1,688	15.9%	36,396	32,903	3,493	10.6%
Depreciation and amortization	14,364	12,519	1,845	14.7%	42,041	37,140	4,901	13.2%
Total expenses	$52,882	$48,418	$4,464	9.2%	$155,521	$141,113	$14,408	10.2%

Property Operations — The increases in property operations expense during the three and nine months ended September 30, 2011 consist primarily of increases of $2,278 and $5,168, respectively, associated with acquisitions completed in 2011 and 2010 and increases of $731 and $1,599, respectively, related to increases in expenses at our lease-up properties.  These increases for the three and nine months ended September 30, 2011 were offset by decreases in expenses of $73 and $362, respectively, as a result of a reduction of expenses at our stabilized properties, which related mainly to property taxes, advertising and utilities expenses.  For the nine months ended September 30, 2011, there was also a decrease in expenses of $310 related to the sale of 19 properties to Harrison Street in January 2010.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

Unrecovered Development and Acquisition Costs — Unrecovered development and acquisition costs for the three and nine months ended September 30, 2011 and 2010 relate to costs associated with the acquisition of properties during the periods indicated. The increases were due to increased acquisition activity over the prior year.  We acquired 27 properties during the nine months ended September 30, 2011 compared to seven properties during the same period in 2010.  For the nine months ended September 30, 2011, the increase also reflects expenses related to a portfolio of 19 properties that was acquired subsequent to the quarter end.

Loss on Sublease — The costs incurred during the three and nine months ended September 30, 2010 represents a $2,000 expense relating to the bankruptcy of a tenant subleasing office space from us in Memphis, Tennessee.  The Memphis, Tennessee office lease was a liability assumed as part of the Storage USA acquisition in July, 2005.  There were no such losses incurred during the three and nine months ended September 30, 2011.

General and Administrative — The increases in general and administrative expenses for the three and nine months ended September 30, 2011 were primarily due to the overall cost associated with the management and acquisition of additional properties.  During the nine months ended September 30, 2011, we purchased 27 properties, 19 of which we did not previously manage. In addition, we managed 178 third-party properties as of September 30, 2011 compared to 157 third-party properties as of September 30, 2010.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition of 17 properties and the completion of four development properties in 2010 and the acquisition of 27 properties and the completion of five development properties during the first nine months of 2011.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Other revenue and expenses:
Interest expense	$(16,756)	$(15,702)	$(1,054)	6.7%	$(49,431)	$(49,209)	$(222)	0.5%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(440)	(416)	(24)	5.8%	(1,308)	(1,236)	(72)	5.8%
Interest income	185	178	7	3.9%	556	714	(158)	(22.1)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—	3,638	3,638	—	—
Equity in earnings of real estate ventures	1,873	1,736	137	7.9%	6,060	4,796	1,264	26.4%
Income tax expense	62	(1,088)	1,150	(105.7)%	(603)	(3,347)	2,744	(82.0)%
Total other revenue (expense)	$(13,863)	$(14,079)	$216	(1.5)%	$(41,088)	$(44,644)	$3,556	(8.0)%

Interest Expense — The increases in interest expense for the three and nine months ended September 30, 2011 were primarily the result of costs associated with prepaying certain loans and an increase in the average amount of our debt outstanding when compared with the same period of the prior year.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — Represents the amortization of the discount on exchangeable senior notes, which reflects the effective interest rate relative to the carrying amount of the liability.

Interest Income — Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures — The increases in equity in earnings of real estate ventures for the three and nine months ended September 30, 2011 were due primarily to increased revenues at these joint ventures as a result of increases in occupancy and rental rates to new and existing customers.  In addition, we recognized an additional $330 related to gains (net of losses) on property sales from joint ventures during the nine months ended September 30, 2011.

Income Tax Expense — The decreases in income tax expense primarily relate to a solar tax credit.  For the nine months ended September 30, 2011, the decrease related to the credit was partially offset by increased taxes resulting from increased tenant reinsurance income earned by our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,598)	$(1,524)	$(74)	4.9%	$(4,682)	$(4,510)	$(172)	3.8%
Net income allocated to Operating Partnership and other noncontrolling interests	(493)	(291)	(202)	69.4%	(1,156)	(661)	(495)	74.9%
Total income allocated to noncontrolling interests:	$(2,091)	$(1,815)	$(276)	15.2%	$(5,838)	$(5,171)	$(667)	12.9%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred OP units as of September 30, 2011 and 2010 equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.0% and 1.1%, respectively, of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of September 30, 2011 and 2010 represents approximately 3.1% and 3.8%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Loss allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to common stockholders	$15,261	$7,667	$34,171	$17,415

Adjustments:
Real estate depreciation	12,958	11,715	38,000	34,868
Amortization of intangibles	651	122	1,371	399
Joint venture real estate depreciation and amortization	1,979	2,172	6,111	6,181
Joint venture loss on sale of properties	512	65	182	65
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)	(4,313)	(4,313)
Income allocated to Operating Partnership noncontrolling interests	2,092	1,827	5,846	5,217

Funds from operations	$32,015	$22,130	$81,368	$59,832

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2011	2010	Change	2011	2010	Change
Same-store rental and tenant reinsurance revenues	$61,723	$58,864	4.9%	$179,605	$171,757	4.6%
Same-store operating and tenant reinsurance expenses	19,690	19,693	0.0%	59,506	59,504	0.0%
Same-store net operating income	$42,033	$39,171	7.3%	$120,099	$112,253	7.0%

Non same-store rental and tenant reinsurance revenues	$16,021	$7,264	120.6%	$38,549	$19,530	97.4%
Non same-store operating and tenant reinsurance expenses	$6,176	$3,377	82.9%	$15,413	$9,143	68.6%

Total rental and tenant reinsurance revenues	$77,744	$66,128	17.6%	$218,154	$191,287	14.0%
Total operating and tenant reinsurance expenses	$25,866	$23,070	12.1%	$74,919	$68,647	9.1%

Same-store square foot occupancy as of quarter end	89.1%	85.7%		89.1%	85.7%

Properties included in same-store	253	253		253	253

The increases in same-store rental revenues for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 were due primarily to a 3.4% increase in occupancy, declines in discounts and increases in incoming rates to new tenants.

CASH FLOWS

Cash flows provided by operating activities were $100,657 and $74,730, respectively, for the nine months ended September 30, 2011 and 2010. The increase compared to the same period of the prior year primarily relates to a $17,423 increase in net income and $4,901 increase in depreciation expense.

Cash used in investing activities was $169,188 and $34,495, respectively, for the nine months ended September 30, 2011 and 2010.  The increase relates primarily to an increase of $83,755 in the amount of cash used to acquire real estate assets during 2011 as compared to 2010 and $51,000 related to the purchase of an affiliated joint venture note payable in September 2011.

Cash provided by financing activities for the nine months ended September 30, 2011 was $55,676, compared to cash used in financing activities of $150,387 for the nine months ended September 30, 2010.  The increase in cash provided by financing activities was primarily the result of net proceeds from the sale of common stock of $112,352 in 2011 compared to $0 in 2010.  There was also an increase in proceeds from notes payable and lines of credit of $239,118 over the same period of the prior year offset by an increase in cash paid for principal payments on notes payable and lines of credit of $141,674.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $33,895 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2011 and 2012 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2010 and the first nine months of 2011, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table sets forth information on our lines of credit for the periods indicated:

	As of September 30, 2011
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.2%	10/19/2007	10/31/2011	LIBOR plus 1.0% - 2.1%	(1,5)
Credit Line 2	—	50,000	2.4%	2/13/2009	2/13/2013	LIBOR plus 2.15%	(1,4,5)
Credit Line 3	57,000	75,000	3.7%	6/4/2010	5/31/2013	LIBOR plus 3.5%	(2,4,5)
Credit Line 4	9,000	40,000	2.4%	11/16/2010	11/16/2013	LIBOR plus 2.2%	(3,4,5)
Credit Line 5	—	50,000	3.0%	4/29/2011	4/29/2014	LIBOR plus 2.75%	(3,4,5)
	$166,000	$315,000

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

(4) Guaranteed by the Company

(5) Secured by mortgages on certain real estate assets

As of September 30, 2011, we had $1,243,119 of debt, resulting in a debt to total capitalization ratio of 40.4%.  As of September 30, 2011, the ratio of total fixed rate debt and other instruments to total debt was 77.3% (including $343,586 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at September 30, 2011 was 4.8%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2011.

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

Our liquidity needs consist primarily of cash distributions to stockholders, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We may from time to time seek to repurchase or redeem our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow or cash balances will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

The U.S. credit markets have experienced dislocations and liquidity disruptions. These circumstances have impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial market may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of September 30, 2011:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$63,121	$7,242	$13,013	$7,590	$35,276
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	359,527	55,138	94,749	60,120	149,520
Principal	1,243,119	241,749	295,104	353,065	353,201
Total contractual obligations	$1,665,767	$304,129	$402,866	$420,775	$537,997

At September 30, 2011, the weighted-average interest rate for all fixed rate loans was 5.3%, and the weighted-average interest rate for all variable rate loans was 2.8%.

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

As of September 30, 2011, we had approximately $1,243,119 in total debt, of which $282,319 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $2,005 annually.

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

The fair values of our notes receivable, our fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	September 30, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$103,994	$100,000	$115,696	$100,000
Fixed rate notes payable and notes payable to trusts	$937,327	$873,137	$777,575	$731,588
Exchangeable senior notes	$91,555	$87,663	$118,975	$87,663

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

101**

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statement of Equity, (4) the Condensed Consolidated Statements of Cash Flows and (5) notes to these financial statements.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: November 7, 2011	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2011	/s/ Kent W. Christensen
Kent W. Christensen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)