Form 10-K
period 2011-12-31
Extra Space Storage Inc.
filed 2012-02-29
CIK 1289490

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Registrant's telephone number, including area code: (801) 365-4600

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

         The aggregate market value of the common stock held by non-affiliates of the registrant was $1,864,609,793 based upon the closing price on the New York Stock Exchange on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 15, 2012 was 94,809,906.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual stockholders' meeting to be held in 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.    Business

General

        Extra Space Storage Inc. ("we," "our," "us" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities. We closed our initial public offering ("IPO") on August 17, 2004. Our common stock is traded on the New York Stock Exchange under the symbol "EXR."

        We were formed to continue the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2011, we held ownership interests in 697 operating properties. Of these operating properties, 356 are wholly-owned, and 341 are owned in joint venture partnerships. An additional 185 operating properties are owned by franchisees or third parties and operated by us in exchange for a management fee, bringing the total number of operating properties which we own and/or manage to 882. These operating properties are located in 34 states and Washington, D.C. and contain approximately 64 million square feet of net rentable space in approximately 585,000 units and currently serve a customer base of over 448,000 tenants.

        We operate in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Our property management, acquisition and development activities include managing, acquiring, developing, redeveloping and selling self-storage facilities. In June 2009, we announced the wind-down of our development activities. As of December 31, 2011, there was one development project in process. We expect to complete this project by the end of the first quarter of 2012. Our rental operations activities include rental operations of self-storage facilities. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self storage facilities.

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

        We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the "SEC"). You may obtain copies of these documents by visiting the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.extraspace.com, or by contacting our Secretary at our principal offices, which are located at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, telephone number (801) 365-4600.

Management

        Members of our executive management team have significant experience in all aspects of the self-storage industry. The senior management team has collectively acquired and/or developed 595 properties since our IPO. Our executive management team and their years of industry experience are as follows: Spencer F. Kirk, Chairman and Chief Executive Officer, 14 years; P. Scott Stubbs, Executive Vice President and Chief Financial Officer, 11 years; Charles L. Allen, Executive Vice President and Chief Legal Officer, 14 years; and Karl Haas, Executive Vice President and Chief Operating Officer, 24 years.

        Members of the executive management team have guided the Company through substantial growth, developing and acquiring over $4.4 billion in assets since 1996. This growth has been funded through public equity offerings and private equity capital. This private equity capital has come primarily from sophisticated, high net-worth individuals and institutional investors such as affiliates of Prudential Financial, Inc. and Fidelity Investments.

        Our executive management and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 6,480,191 shares or 6.8% of our outstanding common stock as of February 15, 2012.

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

        There are seasonal fluctuations in occupancy rates for self-storage properties. Based on our experience, generally, there is increased leasing activity at self-storage properties during the spring and summer months. The highest level of occupancy is typically at the end of July, while the lowest level of occupancy is seen in late February and early March.

        Since inception in the early 1970's, the self-storage industry has experienced significant growth. In the past few years, there has been even greater growth. According to the Self-Storage Almanac (the "Almanac"), in 2001 there were only 33,833 self-storage properties in the United States, with an average occupancy rate of 86.1% of net rentable square feet, compared to 50,048 self-storage properties in 2011 with an average occupancy rate of 79.7% of net rentable square feet.

        We have encountered competition when we have sought to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will likely continue.

        The industry is also characterized by fragmented ownership. According to the Almanac, the top ten self-storage companies in the United States owned approximately 11.1% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 15.1% of the total U.S. properties as of December 31, 2011. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to compete for acquisitions given our historical reputation for closing deals.

        We are the second largest self-storage operator in the United States. We are one of four public self-storage REITs along with Public Storage Inc., Sovran Self-Storage, Inc., and CubeSmart.

Long-Term Growth and Investment Strategies

        Our primary business objectives are to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We continue to evaluate a range of growth initiatives and opportunities, including the following:

  •
  Maximize the performance of properties through strategic, efficient and proactive management.  We pursue revenue-generating and expense minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system's ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than most of our competitors to implement national, regional and local marketing programs, which we believe attract more customers to our stores at a lower net cost.

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

Financing of Our Long-Term Growth Strategies

  •
  Acquisition and Development Financing

    The following table sets forth information on our lines of credit (the "Credit Lines") for the periods indicated (amounts in thousands):

	As of December 31, 2011
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.3%	10/19/2007	10/31/2012	LIBOR plus 1.00% - 2.10%	(5)
Credit Line 2	40,000	74,000	2.4%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1)(4)(5)
Credit Line 3	40,000	72,000	2.5%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2)(4)(5)
Credit Line 4	25,000	40,000	2.5%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)(4)(5)
Credit Line 5	10,000	50,000	2.4%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)(4)(5)

	$215,000	$336,000

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

  •
  Joint Venture Financing

    We own 336 of our stabilized properties and five of our lease-up properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we typically maintain the right to receive between 2.0% and 60.0% of the available cash flow from operations after our joint venture partners and the Company have received a predetermined return, and between 17.0% and 50.0% of the available cash flow from capital transactions after our joint venture partners and the Company have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

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

Employees

        As of February 15, 2012, we had 2,239 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.

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

If we are unable to promptly re-let our units or if the rates upon such re-letting are significantly lower than expected, our business and results of operations would be adversely affected.

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

        We had 1,884 field personnel as of February 15, 2012 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

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

        In June 2009, we announced the wind-down of our development activities. To the extent that we engage in development and redevelopment activities, we will be subject to the following risks normally associated with these projects:

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

        Our success depends on the continued services of members of our executive management team. Our executive management team has substantial experience in the self-storage industry. In addition, our ability to acquire or develop properties in the future depends on the significant relationships our executive management team has developed with our institutional joint venture partners such as affiliates of Prudential Financial, Inc. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our executive management team could harm our business and our prospects.

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

        As of December 31, 2011, we held interests in 341 operating properties through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

Spencer F. Kirk, Chairman and Chief Executive Officer, Charles L. Allen, Executive Vice President and Chief Legal Officer, and other members of our senior management team have outside business interests which could divert their time and attention away from us, which could harm our business.

        Spencer F. Kirk, our Chairman and Chief Executive Officer, as well as certain other members of our senior management team, have outside business interests. These business interests include the ownership of a self-storage property located in Pico Rivera, California. Other than this property, the members of our senior management are not currently engaged in any other self-storage activities outside the Company. These outside business interests could interfere with their ability to devote time to our business and affairs and, as a result, our business could be harmed.

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

        Spencer F. Kirk, Chairman and Chief Executive Officer, Charles L. Allen, Executive Vice President and Chief Legal Officer, other members of our senior management team and Kenneth M. Woolley, Director, had direct or indirect ownership interests in certain properties that were contributed to our Operating Partnership in the formation transactions. Following the completion of the formation transactions, we, under the agreements relating to the contribution of such interests, became entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. None of these contribution and non-competition agreements was negotiated at an arm's-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and non-competition agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

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

        In recent years, the U.S. and international credit markets have experienced significant dislocations and liquidity disruptions. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund development projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

        As of December 31, 2011, we had approximately $1.4 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.

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

        As of December 31, 2011, we had approximately $1.4 billion of debt outstanding, of which approximately $332.9 million or 24.5% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 2.7% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points (excluding variable rate debt with interest rate floors), the increase in interest expense would decrease future earnings and cash flows by approximately $2.6 million annually.

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

        To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we are subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While historically we have satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2011, recent Internal Revenue Service guidance allows us to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock, if certain conditions are met. Assuming we continue to satisfy these distributions requirements with cash, we may need to borrow funds on a short-term basis, or possibly long-term, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments.

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

        Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

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

We will pay some taxes.

        Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages self-storage properties for our joint venture properties and properties owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a taxable REIT subsidiary ("TRS") of our Company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to federal income tax and state insurance premiums tax. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we don't intend to sell properties as a dealer, the IRS could take a contrary position. To the extent that we are or our taxable REIT subsidiary is required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2011, we owned or had ownership interests in 697 operating self-storage properties. Of these properties, 356 are wholly-owned and 341 are held in joint ventures. In addition, we managed an additional 185 properties for franchisees or third parties bringing the total number of properties which we own and/or manage to 882. These properties are located in 34 states and Washington, D.C. We receive a management fee generally equal to approximately 6% of cash collected from total revenues to manage the joint venture, third party and franchise sites. As of December 31, 2011, we owned and/or managed approximately 64 million square feet of rentable space configured in approximately 585,000 separate storage units. Approximately 77% of our properties are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

        We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

        As of December 31, 2011, over 448,000 tenants were leasing storage units at the 882 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2011, the average length of stay was approximately 13 months. The average annual rent per square foot at these stabilized properties was approximately $13.67 at December 31, 2011, compared to $13.49 at December 31, 2010.

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

        The following table sets forth additional information regarding the occupancy of our stabilized properties on a state-by-state basis as of December 31, 2011 and 2010. The information as of December 31, 2010, is on a pro forma basis as though all the properties owned at December 31, 2011, were under our control as of December 31, 2010.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2011(1)	Number of Units as of December 31, 2010	Net Rentable Square Feet as of December 31, 2011(2)	Net Rentable Square Feet as of December 31, 2010	Square Foot Occupancy % December 31, 2011	Square Foot Occupancy % December 31, 2010
Wholly-owned properties
Alabama	3	1,395	1,372	172,779	174,019	75.4%	76.4%
Arizona	5	2,789	2,795	356,520	356,720	84.0%	87.9%
California	65	48,642	48,730	5,034,552	5,041,932	83.2%	81.0%
Colorado	10	4,519	4,497	569,886	569,914	86.0%	86.3%
Connecticut	3	1,964	1,980	178,050	177,985	89.5%	86.6%
Florida	30	19,652	19,831	2,120,505	2,127,182	87.2%	82.9%
Georgia	12	6,419	6,425	836,418	837,248	86.8%	84.5%
Hawaii	2	2,796	2,815	138,084	145,815	85.7%	81.8%
Illinois	9	6,004	6,016	656,722	657,732	88.2%	82.4%
Indiana	8	4,334	4,362	511,034	511,034	87.2%	83.0%
Kansas	1	505	506	50,340	50,310	89.5%	89.0%
Kentucky	4	2,155	2,159	254,065	254,241	89.2%	86.4%
Louisiana	2	1,413	1,412	150,165	150,035	88.5%	84.4%
Maryland	14	10,492	10,487	1,141,916	1,140,311	87.9%	86.5%
Massachusetts	29	17,494	17,588	1,792,111	1,792,969	88.7%	84.3%
Michigan	2	1,022	1,018	135,042	134,954	87.4%	85.6%
Missouri	6	3,156	3,152	374,912	374,962	88.5%	84.6%
Nevada	2	967	967	129,214	129,214	68.0%	68.7%
New Hampshire	2	1,005	1,007	124,873	125,473	90.3%	87.3%
New Jersey	27	22,305	22,331	2,149,112	2,150,593	89.5%	86.3%
New Mexico	1	536	541	71,555	71,575	91.6%	86.9%
New York	12	10,783	10,812	829,552	829,445	88.8%	83.7%
Ohio	14	8,276	8,275	994,129	993,889	81.2%	81.3%
Oregon	1	769	770	103,050	103,130	92.4%	89.5%
Pennsylvania	9	5,726	5,789	655,710	655,785	90.2%	84.7%
Rhode Island	2	1,181	1,204	130,756	131,831	84.2%	81.9%
South Carolina	4	2,154	2,173	253,396	253,406	87.4%	86.0%
Tennessee	3	1,608	1,620	214,260	215,260	84.7%	82.2%
Texas	18	11,481	11,484	1,329,891	1,328,570	87.2%	85.1%
Utah	7	3,189	3,210	409,223	410,513	85.7%	83.9%
Virginia	6	4,293	4,301	416,227	416,552	85.4%	86.5%
Washington	4	2,524	2,543	308,015	308,015	83.5%	71.7%

Total Wholly-Owned Stabilized	317	211,548	212,172	22,592,064	22,620,614	86.3%	83.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2011(1)	Number of Units as of December 31, 2010	Net Rentable Square Feet as of December 31, 2011(2)	Net Rentable Square Feet as of December 31, 2010	Square Foot Occupancy % December 31, 2011	Square Foot Occupancy % December 31, 2010
Joint-venture properties
Alabama	3	1,707	1,705	205,713	205,588	83.9%	86.6%
Arizona	10	6,398	6,402	728,830	728,894	89.4%	86.3%
California	81	58,614	58,680	6,047,219	6,022,553	88.1%	85.2%
Colorado	2	1,316	1,318	158,513	158,523	82.3%	84.8%
Connecticut	8	5,985	5,990	691,688	692,632	89.5%	85.3%
Delaware	1	585	581	71,680	71,740	93.7%	88.8%
Florida	24	19,604	19,697	1,964,253	1,964,436	85.7%	84.7%
Georgia	3	1,852	1,848	240,021	240,701	80.6%	77.6%
Illinois	7	4,944	4,937	502,328	502,830	87.8%	83.9%
Indiana	6	2,416	2,416	315,166	315,311	89.1%	86.0%
Kansas	2	838	837	108,905	108,905	82.2%	80.7%
Kentucky	4	2,281	2,275	269,845	269,545	87.1%	87.6%
Maryland	15	11,844	11,843	1,159,102	1,158,077	88.1%	87.8%
Massachusetts	15	7,822	7,844	893,653	896,711	86.6%	85.0%
Michigan	9	5,446	5,444	729,413	730,498	88.7%	85.8%
Missouri	1	530	531	61,275	61,075	90.8%	84.8%
Nevada	8	5,329	5,364	692,958	692,743	82.5%	84.4%
New Hampshire	3	1,310	1,305	137,314	136,994	87.2%	87.8%
New Jersey	20	14,883	14,898	1,559,273	1,561,636	88.0%	84.1%
New Mexico	9	4,646	4,657	542,685	539,430	85.4%	83.7%
New York	20	20,054	20,051	1,617,800	1,617,907	89.8%	87.5%
Ohio	12	5,398	5,451	786,354	798,054	88.3%	80.9%
Oregon	2	1,291	1,292	136,590	136,920	94.4%	88.1%
Pennsylvania	10	7,991	8,002	799,911	800,361	88.9%	88.2%
Tennessee	23	12,519	12,591	1,668,533	1,668,913	84.5%	84.4%
Texas	19	11,702	11,761	1,526,701	1,535,674	87.9%	85.0%
Virginia	17	12,020	12,016	1,268,369	1,267,628	87.5%	86.8%
Washington	1	548	546	62,730	62,730	87.6%	84.4%
Washington, DC	1	1,529	1,533	101,989	102,003	89.1%	91.7%

Total Stabilized Joint-Ventures	336	231,402	231,815	25,048,811	25,049,012	87.5%	85.3%

Managed properties
Arizona	1	578	580	67,300	67,350	54.8%	37.1%
California	38	25,049	25,078	3,103,318	3,102,918	69.7%	68.5%
Colorado	5	2,049	2,045	229,525	229,355	73.1%	69.7%
Connecticut	1	489	489	61,360	61,360	72.8%	72.8%
Florida	15	7,150	7,184	885,614	873,353	76.7%	71.8%
Georgia	1	931	929	107,660	106,810	77.5%	73.5%
Hawaii	3	3,516	3,516	202,429	202,429	57.1%	57.1%
Illinois	6	3,329	3,357	342,093	345,004	68.6%	64.9%
Indiana	3	1,693	1,706	184,754	183,289	78.4%	76.6%
Kansas	4	1,975	1,974	334,750	335,710	77.9%	76.2%
Kentucky	1	526	525	66,100	66,100	91.2%	84.0%
Louisiana	1	1,015	1,009	135,315	135,970	65.7%	63.4%
Maryland	12	7,416	7,476	854,717	855,543	82.4%	78.4%
Massachusetts	2	2,089	2,109	189,834	189,899	83.9%	76.8%
Missouri	5	2,741	2,751	455,334	455,434	75.6%	77.6%
Nevada	2	1,566	1,574	170,375	170,375	78.4%	80.2%
New Jersey	3	1,657	1,656	178,198	177,998	77.4%	71.8%
New Mexico	2	1,105	1,106	132,262	132,282	87.5%	85.9%
North Carolina	5	3,524	3,599	376,204	378,054	78.1%	69.6%
Ohio	4	1,061	1,075	156,360	158,160	73.0%	66.6%
Pennsylvania	18	7,368	7,413	901,985	902,890	79.7%	72.1%
South Carolina	2	1,161	1,175	162,212	162,337	77.9%	67.5%
Tennessee	3	1,491	1,500	205,225	205,415	86.4%	86.6%
Texas	7	3,541	3,554	456,024	456,373	81.4%	78.7%
Virginia	2	1,303	1,303	114,316	114,316	86.6%	88.2%
Washington	1	464	464	56,590	56,590	82.9%	82.9%
Washington, DC	2	1,263	1,263	112,459	112,459	89.0%	86.2%

Total Stabilized Managed Properties	149	86,050	86,410	10,242,313	10,237,773	75.4%	72.2%

Total Stabilized Properties	802	529,000	530,397	57,883,188	57,907,399	84.9%	82.3%

(1)
Represents unit count as of December 31, 2011, which may differ from December 31, 2010, unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2011, which may differ from December 31, 2010, net rentable square feet due to unit conversions or expansions.

        The following table sets forth additional information regarding the occupancy of our lease-up properties on a state-by-state basis as of December 31, 2011 and 2010. The information as of December 31, 2010, is on a pro forma basis as though all the properties owned at December 31, 2011, were under our control as of December 31, 2010.

Lease-up Property Data Based on Location

Location	Number of Properties	Number of Units as of December 31, 2011(1)	Number of Units as of December 31, 2010	Net Rentable Square Feet as of December 31, 2011(2)	Net Rentable Square Feet as of December 31, 2010	Square Foot Occupancy % December 31, 2011	Square Foot Occupancy % December 31, 2010
Wholly-owned properties
Arizona	1	636	—	71,355	—	36.0%	—
California	13	9,143	8,570	1,018,006	933,627	74.6%	53.8%
Florida	8	6,523	5,002	645,255	492,325	55.5%	32.9%
Georgia	4	1,986	1,995	252,766	252,986	75.6%	65.6%
Illinois	2	1,372	1,403	151,020	151,005	74.0%	59.4%
Maryland	3	2,448	1,629	241,895	156,870	54.2%	38.3%
Massachusetts	1	615	605	74,025	72,225	63.8%	63.1%
New Jersey	2	1,230	1,254	126,355	127,030	78.2%	58.8%
New York	1	665	674	42,476	42,551	82.5%	64.8%
Oregon	1	717	730	75,950	76,120	77.3%	44.9%
Tennessee	1	505	505	68,750	69,550	68.9%	67.2%
Texas	2	1,054	1,087	152,610	156,050	69.8%	60.1%

Total Wholly-Owned Lease up	39	26,894	23,454	2,920,463	2,530,339	67.5%	51.5%

Joint-venture properties
California	3	2,381	2,337	216,383	216,618	80.6%	57.7%
Illinois	2	1,307	1,306	131,418	131,809	68.2%	52.4%

Total Lease up Joint-Ventures	5	3,688	3,643	347,801	348,427	75.9%	55.7%

Managed properties
California	2	1,742	1,740	236,369	236,289	71.7%	63.9%
Colorado	1	572	572	59,259	59,259	54.2%	54.2%
Florida	9	6,477	6,611	621,987	623,978	60.4%	42.9%
Georgia	5	2,752	2,784	447,408	448,828	62.8%	49.0%
Illinois	3	1,928	1,940	160,670	161,053	69.6%	51.6%
Maryland	1	955	—	88,200	—	12.1%	—
Massachusetts	3	2,202	1,198	207,307	123,048	44.7%	47.9%
New Jersey	1	845	850	78,295	78,295	82.9%	73.5%
New York	1	904	906	46,197	46,197	58.6%	39.6%
North Carolina	2	643	643	103,655	103,655	81.8%	81.8%
Pennsylvania	2	1,984	1,991	173,059	173,019	70.3%	58.1%
Rhode Island	1	969	985	91,075	90,995	42.4%	29.3%
South Carolina	1	734	755	76,435	76,435	65.4%	34.7%
Texas	2	1,594	934	172,377	103,350	26.8%	18.8%
Utah	1	656	654	75,751	75,601	93.7%	79.3%
Virginia	1	457	459	63,644	63,709	84.8%	64.0%

Total Lease up Managed Properties	36	25,414	23,022	2,701,688	2,463,711	60.4%	50.6%

Total Lease up Properties	80	55,996	50,119	5,969,952	5,342,477	64.8%	51.4%

(1)
Represents unit count as of December 31, 2011, which may differ from December 31, 2010, unit count due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2011, which may differ from December 31, 2010, net rentable square feet due to unit conversions or expansions.

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

Item 4.    Mine Safety Disclosures

        Not Applicable.

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

        The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

		Range
				Dividends Declared
Year	Quarter	High	Low
2010	1st	$13.35	$10.78	$0.10
	2nd	16.32	12.52	0.10
	3rd	17.10	12.94	0.10
	4th	17.70	15.39	0.10
2011	1st	20.92	17.39	0.14
	2nd	22.22	19.27	0.14
	3rd	22.44	17.81	0.14
	4th	24.68	17.29	0.14

        On February 15, 2012, the closing price of our common stock as reported by the NYSE was $26.40. At February 15, 2012, we had 266 holders of record of our common stock. Certain shares of the Company are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues:
Property rental	$268,725	$232,447	$238,256	$235,695	$206,315
Fees, tenant reinsurance and other income	61,105	49,050	41,890	37,036	31,647

Total revenues	329,830	281,497	280,146	272,731	237,962

Expenses:
Property operations	95,481	86,165	88,935	84,522	73,070
Tenant reinsurance	6,143	6,505	5,461	5,066	4,710
Unrecovered development and acquisition costs, loss on sublease and severance	5,033	3,235	21,236	1,727	765
General and administrative	49,683	44,428	40,224	39,388	35,818
Depreciation and amortization	58,014	50,349	52,403	49,566	39,801

Total expenses	214,354	190,682	208,259	180,269	154,164

Income from operations	115,476	90,815	71,887	92,462	83,798
Interest expense	(69,062)	(65,780)	(69,818)	(68,671)	(64,045)
Interest income	5,877	5,748	6,432	8,249	10,417
Gain on repurchase of exchangeable senior notes	—	—	27,928	6,311	—
Loss on investments available for sale	—	—	—	(1,415)	(1,233)
Fair value adjustment of obligation associated with Preferred Operating Partnership units	—	—	—	—	1,054

Income before equity in earnings of real estate ventures and income tax expense	52,291	30,783	36,429	36,936	29,991
Equity in earnings of real estate ventures	7,287	6,753	6,964	6,932	5,300
Income tax expense	(1,155)	(4,162)	(4,300)	(519)	—

Net income	58,423	33,374	39,093	43,349	35,291
Noncontrolling interests in Operating Partnership and other	(7,974)	(7,043)	(7,116)	(7,568)	(3,562)
Fixed distribution paid to Preferred Operating Partnership unit holder	—	—	—	—	(1,510)

Net income attributable to common stockholders	$50,449	$26,331	$31,977	$35,781	$30,219

Net income per common share
Basic	$0.55	$0.30	$0.37	$0.46	$0.47
Diluted	$0.54	$0.30	$0.37	$0.46	$0.46
Weighted average number of shares
Basic	92,097,008	87,324,104	86,343,029	76,966,754	64,900,713
Diluted	96,683,508	92,050,453	91,082,834	82,352,988	70,715,640
Cash dividends paid per common share	$0.56	$0.40	$0.38	$1.00	$0.93
Balance Sheet Data
Total assets	$2,516,250	$2,249,820	$2,407,566	$2,291,008	$2,054,075
Total notes payable, notes payable to trusts, exchangeable senior notes and lines of credit	$1,363,656	$1,246,918	$1,402,977	$1,286,820	$1,299,997
Noncontrolling interests	$54,814	$57,670	$62,040	$68,023	$66,217
Total stockholders' equity	$1,018,947	$881,401	$884,179	$878,770	$638,461
Other Data
Net cash provided by operating activities	$144,164	$104,815	$81,165	$98,391	$102,096
Net cash used in investing activities	$(251,919)	$(83,706)	$(104,410)	$(244,481)	$(254,344)
Net cash provided by (used in) financing activities	$87,489	$(106,309)	$91,223	$172,685	$98,824

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

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. Since our IPO, our fully integrated development and acquisition teams have completed the development or acquisition of 595 self-storage properties.

        At December 31, 2011, we owned, had ownership interests in, or managed 882 operating properties in 34 states and Washington, D.C. Of these 882 operating properties, 356 were wholly-owned, we held joint venture interests in 341 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 185 properties that are owned by franchisees or third parties in exchange for a management fee. These operating properties contain approximately 64 million square feet of rentable space in approximately 585,000 units and currently serve a customer base of over 448,000 tenants.

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

        To maximize the performance of our properties, we employ a state-of-the-art, web-based tracking and yield management technology called STORE. Developed by our management team, STORE enables us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. In addition, we also have an industry-leading revenue management system. We believe that the combination of STORE's yield management capabilities and the systematic processes developed by our team using our revenue management system allows us to more proactively manage revenues.

        We derive substantially all of our revenues from rents received from tenants under existing leases at each of our self-storage properties, from management fees on the properties we manage for joint-venture partners, franchisees and unaffiliated third parties and from our tenant reinsurance program. Our management fee is generally equal to approximately 6% of cash collected from total revenues generated by the managed properties. We also receive an asset management fee of 0.5% of the total asset value from one of our joint ventures.

        We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact our property results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the use of STORE, and through the use of our revenue management system.

        We continue to evaluate and implement a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

  •
  Maximize the performance of properties through strategic, efficient and proactive management.  We pursue revenue-generating and expense minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system's ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than most of our competitors to implement national, regional and local marketing programs, which we believe attract more customers to our stores at a lower net cost.

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

        During 2011, we acquired 55 wholly-owned properties and completed the development of five wholly-owned properties, all in our core markets. We have one wholly-owned development property, which is scheduled for completion by the end of the first quarter of 2012.

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

        We have concluded that under certain circumstances when we (1) enter into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (2) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, we have performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. As of December 31, 2011, the Company had no consolidated VIEs. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

        When real estate assets are identified as held for sale, we discontinue depreciating the assets and estimate the fair value of the assets, net of selling costs. If the estimated fair values, net of selling costs, of the assets that have been identified for sale are less than the net carrying value of the assets, a valuation allowance is established. The operations of assets held for sale or sold during the period are generally presented as discontinued operations for all periods presented.

        FAIR VALUE OF FINANCIAL INSTRUMENTS:    The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2011 and 2010, approximate fair value. The fair values of our notes receivable, our fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred Operating Partnership unit holder	$104,049	$100,000	$115,696	$100,000
Fixed rate notes payable and notes payable to trusts	$1,008,039	$938,681	$777,575	$731,588
Exchangeable senior notes	$92,265	$87,663	$118,975	$87,663

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

        Our management assesses annually whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired and when events or circumstances indicate that there may be impairment. An investment is impaired if management's estimate of the fair value of the investment, using significant unobservable inputs, is less than its carrying value. To the extent impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

        INCOME TAXES:    We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, among other things, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to that portion of our income which meets certain criteria and is distributed annually to our stockholders. We plan to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax. We are subject to certain state and local taxes. Provision for such taxes has been included in income tax expense in our consolidated statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The Company's adoption of ASU 2011-05 is not expected to have a material impact on its financial condition or results of operations.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU No. 2011-04"). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Overview

        Results for the year ended December 31, 2011, included the operations of 697 properties (357 of which were consolidated and 340 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2010, which included operations of 660 properties (296 of which were consolidated and 364 of which were in joint ventures accounted for using the equity method).

Revenues

        The following table sets forth information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
Revenues:
Property rental	$268,725	$232,447	$36,278	15.6%
Management and franchise fees	29,924	23,122	6,802	29.4%
Tenant reinsurance	31,181	25,928	5,253	20.3%

Total revenues	$329,830	$281,497	$48,333	17.2%

        Property Rental—The increase in property rental revenues consists primarily of an increase of $20,303 associated with acquisitions completed in 2011 and 2010, an increase of $9,934 resulting from increases in occupancy and rental rates to existing customers at our stabilized properties and an increase of $6,961 related to increases in occupancy at our lease up properties. This is offset by a decrease of $920 related to the sale of 19 properties to a joint venture with Harrison Street Real Estate Capital LLC ("Harrison Street") in January 2010.

        Management and Franchise Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures, franchisees and third parties. Management fees generally represent 6% of cash collected from properties owned by third parties, franchisees and unconsolidated joint ventures. The Company also earns an asset management fee from the Storage Portfolio I ("SPI") joint venture, equal to 0.50% multiplied by the total asset value, provided certain conditions are met.

        During 2011, it was discovered that the asset management fee owed to the Company by the SPI joint venture had not been recorded by either party for the five-year period ended December 31, 2010. The annual asset management fee for this period was $885. After determining that the amounts were not material either in the prior periods or the current year for restatement purposes, $4,425 of asset management fees earned during the five-year period ended December 31, 2010, was recorded in the current year. Additionally, asset management fees earned during the year ended December 31, 2011, of $812 were also recorded. The remainder of the increase in management and franchise fees is related to the increase in third-party properties under management during 2011 compared to the prior year. We managed 185 third-party properties as of December 31, 2011, compared to 160 as of December 31, 2010.

        Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to 63% at December 31, 2011, compared to approximately 60% at December 31, 2010. In addition, we operated 882 properties at December 31, 2011, compared to 820 at December 31, 2010.

Expenses

        The following table sets forth information on expenses for the years indicated:

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
Expenses:
Property operations	$95,481	$86,165	$9,316	10.8%
Tenant reinsurance	6,143	6,505	(362)	(5.6)%
Unrecovered development and acquisition costs	2,896	1,235	1,661	134.5%
Loss on sublease	—	2,000	(2,000)	(100.0)%
Severance costs	2,137	—	2,137	100.0%
General and administrative	49,683	44,428	5,255	11.8%
Depreciation and amortization	58,014	50,349	7,665	15.2%

Total expenses	$214,354	$190,682	$23,672	12.4%

        Property Operations—The increase in property operations expense consists primarily of increases of $8,481 related to acquisitions completed in 2011 and 2010, and $1,781 related to increases in expenses at our lease-up properties. These increases were offset by a decrease of $946 resulting from lower expenses at our stabilized properties, which relates mainly to decreases in property taxes, advertising and utilities expenses.

        Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

        Unrecovered Development and Acquisition Costs—These costs relate to acquisition activities during the periods indicated. The increases were related to increased acquisition activity when compared to the prior year. During 2011, we acquired 55 properties, compared to only 15 during the year ended December 31, 2010.

        Loss on Sublease—This expense is a result of a $2,000 charge recorded in the year ended December 31, 2010, relating to the bankruptcy of a tenant subleasing office space from us in Memphis, TN. The Memphis, TN office lease is a liability assumed as part of the Storage, USA acquisition in July 2005. There were no such losses recorded for the year ended December 31, 2011.

        Severance Costs—The severance costs recorded during the year ended December 31, 2011, relate to severance granted to our former Executive Vice President and Chief Financial Officer, Kent Christensen, who left the Company on December 7, 2011. There were no severance costs incurred during the year ended December 31, 2010.

        General and Administrative—General and administrative expenses increased primarily as a result of the additional costs related to the management of additional properties. During the year ended December 31, 2011, we purchased 55 properties, 40 of which we did not previously manage. In addition, we managed 185 third-party properties at December 31, 2011, compared to 160 at December 31, 2010. Also included in general and administrative expenses for the year ended December 31, 2011, is an expense of $1,800 related to litigation matters. There were no such expenses incurred during the year ended December 31, 2010.

        Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition and development of new properties. We acquired 55 properties and completed the development of five properties during the year ended December 31, 2011.

Other Income and Expenses

        The following table sets forth information on other income and expenses for the years indicated:

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
Other income and expenses:
Interest expense	$(67,301)	$(64,116)	$(3,185)	5.0%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(1,761)	(1,664)	(97)	5.8%
Interest income	1,027	898	129	14.4%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Equity in earnings of real estate ventures	7,287	6,753	534	7.9%
Income tax expense	(1,155)	(4,162)	3,007	(72.2)%

Total other expense, net	$(57,053)	$(57,441)	$388	(0.7)%

        Interest Expense—The increase in interest expense was primarily the result of costs associated with prepaying certain loans and an increase in the average amount of debt outstanding when compared to the prior year.

        Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes—Represents the amortization of the discount on exchangeable senior notes, which reflects the effective interest rate relative to the carrying amount of the liability.

        Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions. The increase in interest income is due to slightly higher cash balances during the year ended December 31, 2011, primarily as a result of the cash proceeds received from the stock offering in May 2011.

        Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder —Represents interest on a $100,000 loan to the holder of the Series A Participating Redeemable Preferred units of our Operating Partnership (the "Preferred OP units").

        Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures was due primarily to an increase in revenues at joint ventures resulting from increases in occupancy and rental rates to new and existing customers. This increase was offset by a reduction of approximately $1,300 from the SPI joint venture as a result of the asset management fee expense recorded by the joint venture.

        During 2011, it was discovered that the asset management fee owed to us by the SPI joint venture had not been recorded by either party for the five-year period ended December 31, 2010. The annual asset management fee for this period was $885, offset by an annual reduction of $221 of equity in earnings of SPI. The total prior period adjustment for the years 2006 through 2010, increased asset management fee revenues by $4,425, and decreased equity in earnings by $1,106 and was recorded in the current year. The remaining reduction to equity in earnings related to the net effect of the current year asset management fee of $203.

        Income Tax Expense—The decrease in income tax expense relates primarily to solar tax credits. The decrease related to the credit was partially offset by increased taxes resulting from increased tenant reinsurance income earned by our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

        The following table sets forth information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(6,289)	$(6,048)	$(241)	4.0%
Net income allocated to Operating Partnership and other noncontrolling interests	(1,685)	(995)	(690)	69.3%

Total income allocated to noncontrolling interests:	$(7,974)	$(7,043)	$(931)	13.2%

        Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests —Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.0% and 1.1% of the remaining net income allocated after the adjustment for the fixed distribution paid for the years ended December 31, 2011 and 2010, respectively. The amount allocated to Preferred Operating Partnership noncontrolling interest was higher in 2011 than in 2010 as our net income was higher in 2011 than it was in 2010.

        Net Income Allocated to Operating Partnership and Other Noncontrolling Interests —Income allocated to the Operating Partnership represents approximately 3.2% and 3.8% of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder for the years ended December 31, 2011 and 2010, respectively. Losses allocated to other noncontrolling interests represents the losses allocated to partners in consolidated joint ventures.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Overview

        Results for the year ended December 31, 2010, included the operations of 660 properties (296 of which were consolidated and 364 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2009, which included operations of 642 properties (298 of which were consolidated and 344 of which were in joint ventures accounted for using the equity method).

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

        Tenant Reinsurance—The increase in tenant reinsurance revenues is due to the fact that during the year ended December 31, 2010, we successfully increased overall customer participation to approximately 60% at December 31, 2010, compared to approximately 54% at December 31, 2009. In addition we operated 820 properties at December 31, 2010, compared to 766 at December 31, 2009.

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

        Property Operations—The decrease in property operations expense was primarily due to decreases of $5,695 related to the sale of 19 properties to an unconsolidated joint venture with Harrison Street on January 21, 2010, and $692 related to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010. These decreases were partially offset by increases of $2,762 related to our stabilized and lease up properties and $855 associated with acquisitions completed in 2010 and 2009.

        Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense is related to the increase in overall customer participation in the tenant reinsurance program to approximately 60% at December 31, 2010, compared to approximately 54% at December 31, 2009. In addition we operated 820 properties at December 31, 2010, compared to 766 at December 31, 2009.

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

        Interest Expense—The decrease in interest expense was primarily the result of a decrease of $5,120 relating to the deconsolidation of the debt related to the 19 properties sold to an unconsolidated joint venture with Harrison Street on January 21, 2010, and a decrease of $694 related to the deconsolidation of five properties as a result of our adoption of amended accounting guidance in ASC 810 effective January 1, 2010. These decreases were partially offset as a result of higher interest rates on new loans obtained in 2010 and 2009.

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

FUNDS FROM OPERATIONS

        FFO provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of operating properties and impairment write-downs of depreciable real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

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

	For the Year Ended December 31,
	2011	2010	2009
Net income attributable to common stockholders	$50,449	$26,331	$31,977
Adjustments:
Real estate depreciation	52,647	47,063	48,417
Amortization of intangibles	2,375	650	1,647
Joint venture real estate depreciation and amortization	7,931	8,269	5,805
Joint venture loss on sale of properties	185	65	175
Distributions paid on Preferred Operating Partnership units	(5,750)	(5,750)	(5,750)
Income allocated to Operating Partnership noncontrolling interests	7,978	7,096	8,012

Funds from operations	$115,815	$83,724	$90,283

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

	For the Three Months Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change
	2011	2010		2011	2010
Same-store rental and tenant reinsurance revenues	$61,395	$58,026	5.8%	$241,001	$229,785	4.9%
Same-store operating and tenant reinsurance expenses	19,387	19,593	(1.1)%	78,892	79,098	(0.3)%

Same-store net operating income	$42,008	$38,433	9.3%	$162,109	$150,687	7.6%
Non same-store rental and tenant reinsurance revenues	$20,357	$9,062	124.6%	$58,905	$28,590	106.0%
Non same-store operating and tenant reinsurance expenses	$7,318	$4,430	65.2%	$22,732	$13,572	67.5%
Total rental and tenant reinsurance revenues	$81,752	$67,088	21.9%	$299,906	$258,375	16.1%
Total operating and tenant reinsurance expenses	$26,705	$24,023	11.2%	$101,624	$92,670	9.7%
Same-store square foot occupancy as of quarter end	87.8%	84.7%		87.8%	84.7%
Properties included in same-store	253	253		253	253

	For the Three Months Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change
	2010	2009		2010	2009
Same-store rental and tenant reinsurance revenues	$56,720	$54,897	3.3%	$224,826	$220,101	2.1%
Same-store operating and tenant reinsurance expenses	19,114	19,181	(0.3)%	77,075	77,924	(1.1)%

Same-store net operating income	$37,606	$35,716	5.3%	$147,751	$142,177	3.9%
Non same-store rental and tenant reinsurance revenues	$10,368	$10,548	(1.7)%	$33,549	$39,084	(14.2)%
Non same-store operating and tenant reinsurance expenses	$4,909	$3,763	30.5%	$15,595	$16,472	(5.3)%
Total rental and tenant reinsurance revenues	$67,088	$65,445	2.5%	$258,375	$259,185	(0.3)%
Total operating and tenant reinsurance expenses	$24,023	$22,944	4.7%	$92,670	$94,396	(1.8)%
Same-store square foot occupancy as of quarter end	84.8%	82.9%		84.8%	82.9%
Properties included in same-store	246	246		246	246

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

        The increase in same-store rental revenues was primarily due to increased rental rates to incoming and existing customers and increased occupancy. Occupancy increased 310 basis points over the prior year. The decreases in same-store operating expenses for the year ended December 31, 2011, were primarily due to lower utility costs, a decrease in yellow page advertising and lower than anticipated snow removal costs.

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

CASH FLOWS

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

        Cash flows provided by operating activities were $144,164 and $104,815 for the years ended December 31, 2011 and 2010, respectively. The increase when compared to the prior year was primarily due to an increase in net income. There was also a decrease in the amount of cash used to pay accounts payable and accrued expenses. These increases were offset by a decrease in cash received from affiliated joint ventures and related parties during 2011 compared to 2010.

        Cash used in investing activities was $251,919 and $83,706 for the years ended December 31, 2011 and 2010, respectively. The increase in 2011 was primarily the result of $125,371 more cash being used to acquire new properties in 2011 compared to 2010. The Company also paid $51,000 to purchase a note receivable, which was offset by $860 of principal payments received in 2011, compared to $0 in 2010. Additionally, the Company received $15,750 in proceeds from the sale of 19 properties to a joint venture in 2010, compared to $0 in 2011. These increases were offset by a decrease of $29,002 in the amount of cash used to fund development activities in 2011 compared to 2010.

        Cash provided by financing activities was $87,489 for the year ended December 31, 2011, compared to cash used in financing activities of $106,309 for the year ended December 31, 2010. The increase in cash provided was the result of $112,349 of net cash proceeds generated from the sale of common stock in the current year, compared with $0 in 2010, along with an increase of $284,425 in cash proceeds received from notes payable and lines of credit in 2011 when compared to 2010. These increases of cash were offset by the increase of $199,947 of cash used for principal repayments on notes payable and lines of credit during 2011 when compared to 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2011, we had $26,484 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2012 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

        Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2011, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        The following table sets forth information on our lines of credit for the periods indicated:

	As of December 31, 2011
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.3%	10/19/2007	10/31/2012	LIBOR plus 1.00% - 2.10%	(5)
Credit Line 2	40,000	74,000	2.4%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1)(4)(5)
Credit Line 3	40,000	72,000	2.5%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2)(4)(5)
Credit Line 4	25,000	40,000	2.5%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)(4)(5)
Credit Line 5	10,000	50,000	2.4%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)(4)(5)

	$215,000	$336,000

(1)
One year extension available

(2)
One two-year extension available

(3)
Two one-year extensions available

(4)
Guaranteed by the Company

(5)
Secured by mortgages on certain real estate assets

        As of December 31, 2011, we had $1,359,254 of debt, resulting in a debt to total capitalization ratio of 36.2%. As of December 31, 2011, the ratio of total fixed rate debt and other instruments to total debt was 75.5% (including $342,427 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2011 was 4.7%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2011.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth information on future payments due by period as of December 31, 2011:

	Payments due by Period:
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$62,305	$7,231	$12,936	$6,885	$35,253
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	364,438	59,808	99,582	60,234	144,814
Principal	1,359,254	225,977	413,887	370,748	348,642

Total contractual obligations	$1,785,997	$293,016	$526,405	$437,867	$528,709

        As of December 31, 2011, the weighted average interest rate for all fixed rate loans was 5.3%, and the weighted average interest rate on all variable rate loans was 2.7%.

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

        We may from time to time seek to retire, repurchase or redeem our additional outstanding debt, including our exchangeable senior notes, as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        As of December 31, 2011, we had approximately $1,400,000 in total debt, of which approximately $332,900 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $2,600 annually.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah February 29, 2012

Extra Space Storage Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets:
Real estate assets:
Net operating real estate assets	$2,254,429	$1,935,319
Real estate under development	9,366	37,083

Net real estate assets	2,263,795	1,972,402
Investments in real estate ventures	130,410	140,560
Cash and cash equivalents	26,484	46,750
Restricted cash	25,768	30,498
Receivables from related parties and affiliated real estate joint ventures	18,517	10,061
Other assets, net	51,276	49,549

Total assets	$2,516,250	$2,249,820

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$937,001	$871,403
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Premium (discount) on notes payable	4,402	(2,205)
Lines of credit	215,000	170,467
Accounts payable and accrued expenses	45,079	35,242
Other liabilities	33,754	28,589

Total liabilities	1,442,489	1,310,749

Commitments and contingencies
Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 94,783,590 and 87,587,322 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	948	876
Paid-in capital	1,290,021	1,148,820
Accumulated other comprehensive deficit	(7,936)	(5,787)
Accumulated deficit	(264,086)	(262,508)

Total Extra Space Storage Inc. stockholders' equity	1,018,947	881,401
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,695	29,733
Noncontrolling interests in Operating Partnership	24,018	26,803
Other noncontrolling interests	1,101	1,134

Total noncontrolling interests and equity	1,073,761	939,071

Total liabilities, noncontrolling interests and equity	$2,516,250	$2,249,820

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share data)

	For the Year Ended December 31,
	2011	2010	2009
Revenues:
Property rental	$268,725	$232,447	$238,256
Management and franchise fees	29,924	23,122	20,961
Tenant reinsurance	31,181	25,928	20,929

Total revenues	329,830	281,497	280,146

Expenses:
Property operations	95,481	86,165	88,935
Tenant reinsurance	6,143	6,505	5,461
Unrecovered development and acquisition costs	2,896	1,235	19,011
Loss on sublease	—	2,000	—
Severance costs	2,137	—	2,225
General and administrative	49,683	44,428	40,224
Depreciation and amortization	58,014	50,349	52,403

Total expenses	214,354	190,682	208,259

Income from operations	115,476	90,815	71,887
Interest expense	(67,301)	(64,116)	(67,579)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(1,761)	(1,664)	(2,239)
Interest income	1,027	898	1,582
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	4,850
Gain on repurchase of exchangeable senior notes	—	—	27,928

Income before equity in earnings of real estate ventures and income tax expense	52,291	30,783	36,429
Equity in earnings of real estate ventures	7,287	6,753	6,964
Income tax expense	(1,155)	(4,162)	(4,300)

Net income	58,423	33,374	39,093
Net income allocated to Preferred Operating Partnership noncontrolling interests	(6,289)	(6,048)	(6,186)
Net income allocated to Operating Partnership and other noncontrolling interests	(1,685)	(995)	(930)

Net income attributable to common stockholders	$50,449	$26,331	$31,977

Net income per common share
Basic	$0.55	$0.30	$0.37
Diluted	$0.54	$0.30	$0.37
Weighted average number of shares
Basic	92,097,008	87,324,104	86,343,029
Diluted	96,683,508	92,050,453	91,082,834
Cash dividends paid per common share	$0.56	$0.40	$0.38

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Paid-in Capital	Accumulated Other Comprehensive Deficit	Accumulated Deficit	Total Equity
Balances at December 31, 2008	$29,837	$36,628	$1,558	85,790,331	$858	$1,130,964	$—	$(253,052)	$946,793
Restricted stock grants issued	—	—	—	547,265	5	—	—	—	5
Restricted stock grants cancelled	—	—	—	(21,256)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	3,809	—	—	3,809
Noncontrolling interests consolidated as business acquisitions	—	—	726	—	—	—	—	—	726
Investments from other noncontrolling interests	—	—	(615)	—	—	—	—	—	(615)
Repurchase of equity portion of exchangeable senior notes	—	—	—	—	—	(2,234)	—	—	(2,234)
Redemption of Operating Partnership units for common stock	—	(3,583)	—	405,501	4	3,579	—	—	—
Redemption of Operating Partnership units for cash	—	(1,908)	—	—	—	—	—	—	(1,908)
Comprehensive income:
Net income (loss)	6,186	1,826	(896)	—	—	—	—	31,977	39,093
Change in fair value of interest rate swap, net of reclassification adjustment	(11)	(44)	—	—	—	—	(1,056)	—	(1,111)

Total comprehensive income									37,982
Tax effect from vesting of restricted stock grants	—	—	—	—	—	(414)	—	—	(414)
Tax effect from wind down of development program	—	—	—	—	—	2,539	—	—	2,539
Distributions to Operating Partnership units held by noncontrolling interests	(6,126)	(1,538)	—	—	—	—	—	—	(7,664)
Dividends paid on common stock at $0.38 per share	—	—	—	—	—	—	—	(32,800)	(32,800)

Balances at December 31, 2009	$29,886	$31,381	$773	86,721,841	$867	$1,138,243	$(1,056)	$(253,875)	$946,219
Issuance of common stock upon the exercise of options	—	—	—	484,261	5	5,656	—	—	5,661
Restricted stock grants issued	—	—	—	445,230	4	—	—	—	4
Restricted stock grants cancelled	—	—	—	(64,010)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	4,580	—	—	4,580
Deconsolidation of noncontrolling interests	—	—	104	—	—	—	—	—	104
Redemption of Operating Partnership units for cash	—	(4,116)	—	—	—	—	—	—	(4,116)
Investments from other noncontrolling interests	—	—	87	—	—	—	—	—	87
Purchase of noncontrolling interest	—	—	223	—	—	—	—	—	223
Comprehensive income:
Net income (loss)	6,048	1,048	(53)	—	—	—	—	26,331	33,374
Change in fair value of interest rate swap, net of reclassification adjustment	(55)	(177)	—	—	—	—	(4,731)	—	(4,963)

Total comprehensive income									28,411
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	836	—	—	836
Tax effect from contribution of property to Taxable REIT Subsidiary	—	—	—	—	—	(495)	—	—	(495)
Distributions to Operating Partnership units held by noncontrolling interests	(6,146)	(1,333)	—	—	—	—	—	—	(7,479)
Dividends paid on common stock at $0.40 per share	—	—	—	—	—	—	—	(34,964)	(34,964)

Balances at December 31, 2010	$29,733	$26,803	$1,134	87,587,322	$876	$1,148,820	$(5,787)	$(262,508)	$939,071
Issuance of common stock upon the exercise of options	—	—	—	1,388,269	14	18,608	—	—	18,622
Restricted stock grants issued	—	—	—	226,630	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(47,695)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	5,335,423	53	112,296	—	—	112,349
Compensation expense related to stock-based awards	—	—	—	—	—	5,757	—	—	5,757
Redemption of Operating Partnership units for common stock	—	(2,344)	—	293,641	3	2,341	—	—	—
Redemption of Operating Partnership units for cash	—	(271)	—	—	—	—	—	—	(271)
Comprehensive income:
Net income (loss)	6,289	1,689	(4)	—	—	—	—	50,449	58,423
Change in fair value of interest rate swap, net of reclassification adjustment	(22)	(66)	—	—	—	—	(2,149)	—	(2,237)

Total comprehensive income									56,186
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	2,199	—	—	2,199
Distributions to Operating Partnership units held by noncontrolling interests	(6,305)	(1,793)	—	—	—	—	—	—	(8,098)
Distributions to other noncontrolling interests	—	—	(29)	—	—	—	—	—	(29)
Dividends paid on common stock at $0.56 per share	—	—	—	—	—	—	—	(52,027)	(52,027)

Balances at December 31, 2011	$29,695	$24,018	$1,101	94,783,590	$948	$1,290,021	$(7,936)	$(264,086)	$1,073,761

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$58,423	$33,374	$39,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,014	50,349	52,403
Amortization of deferred financing costs	5,583	4,354	3,877
Non-cash interest expense related to amortization of discount on exchangeable senior notes	1,761	1,664	2,239
Gain on repurchase of exchangeable senior notes	—	—	(27,928)
Compensation expense related to stock-based awards	5,757	4,580	3,809
Non-cash unrecovered development and acquisition costs	—	—	19,011
Loss on sublease	—	2,000	—
Distributions from real estate ventures in excess of earnings	7,008	6,722	5,968
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(8,634)	3,011	(12,347)
Other assets	7,533	(1,676)	(6,584)
Accounts payable and accrued expenses	9,837	1,856	(1,675)
Other liabilities	(1,118)	(1,419)	3,299

Net cash provided by operating activities	144,164	104,815	81,165

Cash flows from investing activities:
Acquisition of real estate assets	(194,959)	(69,588)	(38,185)
Development and construction of real estate assets	(7,060)	(36,062)	(67,301)
Proceeds from sale of real estate assets	—	—	4,652
Proceeds from sale of properties to joint venture	—	15,750	—
Investments in real estate ventures	(4,088)	(9,699)	(3,246)
Return of investment in real estate ventures	4,614	8,802	1,315
Change in restricted cash	4,730	9,036	(497)
Purchase of affiliated joint venture note receivable, net of principal payments received	(50,140)	—	—
Purchase of equipment and fixtures	(5,016)	(1,945)	(1,148)

Net cash used in investing activities	(251,919)	(83,706)	(104,410)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	112,349	—	—
Repurchase of exchangeable senior notes	—	—	(87,734)
Proceeds from notes payable and lines of credit	475,487	191,062	442,560
Principal payments on notes payable and lines of credit	(452,347)	(252,400)	(212,515)
Deferred financing costs	(6,197)	(4,160)	(8,716)
Investments from other noncontrolling interests	—	87	—
Redemption of Operating Partnership units held by noncontrolling interest	(271)	(4,116)	(1,908)
Net proceeds from exercise of stock options	18,622	5,661	—
Dividends paid on common stock	(52,027)	(34,964)	(32,800)
Distributions to noncontrolling interests	(8,127)	(7,479)	(7,664)

Net cash provided by (used in) financing activities	87,489	(106,309)	91,223

Net increase (decrease) in cash and cash equivalents	(20,266)	(85,200)	67,978
Cash and cash equivalents, beginning of the period	46,750	131,950	63,972

Cash and cash equivalents, end of the period	$26,484	$46,750	$131,950

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$61,726	$60,100	$64,175
Income taxes paid	665	6,539	4,292
Supplemental schedule of noncash investing and financing activities:
Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$—	$(42,739)	$—
Investments in real estate ventures	—	404	—
Receivables from related parties and affiliated real estate joint ventures	—	21,142	—
Other assets and other liabilities	—	(51)	—
Notes payable	—	21,348	—
Other noncontrolling interests	—	(104)	—
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$2,344	$—	$3,583
Common stock and paid-in capital	(2,344)	—	(3,583)
Tax effect from vesting of restricted stock grants and stock option exercises
Other assets	$2,199	$836	$(414)
Paid-in capital	(2,199)	(836)	414
Acquisitions of real estate assets
Real estate assets, net	$137,177	$25,963	$—
Notes payable assumed	(132,327)	(25,963)	—
Notes payable issued to seller	(4,850)	—	—
Change in receivables from related parties and affiliated real estate joint ventures due to consolidation of joint venture properties	$—	$—	$18,568

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2011

(Amounts in thousands, except property and share data)

1. DESCRIPTION OF BUSINESS

        Extra Space Storage Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), formed as a Maryland Corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company's interest in its properties is held through its operating partnership, Extra Space Storage LP (the "Operating Partnership"), which was formed on May 5, 2004. The Company's primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

        The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2011, the Company had direct and indirect equity interests in 697 storage facilities. In addition, the Company managed 185 properties for franchisees or third parties bringing the total number of properties which it owns and/or manages to 882, located in 34 states and Washington, D.C.

        The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company's property management, acquisition and development activities include managing, acquiring, developing, redeveloping and selling self-storage facilities. In June 2009, the Company announced the wind-down of its development activities. As of December 31, 2011, there was one remaining development project in process. The Company expects to complete this project by the end of the first quarter of 2012. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly- or majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

        The Company accounts for arrangements that are not controlled through voting or similar rights as variable interest entities ("VIEs"). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack the power, through voting or

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to have a variable interest, or combination of variable interests, that provides the enterprise with a controlling financial interest in the VIE, is considered the primary beneficiary and must consolidate the VIE.

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

Reclassifications

        Certain amounts in the 2010 and 2009 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities—Cash Flow Hedge Swap Agreements	$(8,311)	$—	$(8,311)	$—

        There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2011. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2011 or 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Long-lived assets held for use are evaluated by the Company for impairment when events or circumstances indicate that there may be impairment. The Company reviews each self-storage facility at least annually to determine if any such events or circumstances have occurred or exist. The Company focuses on facilities where occupancy and/or rental income have decreased by a significant amount. For these facilities, the Company determines whether the decrease is temporary or permanent and whether the facility will likely recover the lost occupancy and/or revenue in the short term. In addition, the Company carefully reviews facilities in the lease-up stage and compares actual operating results to original projections.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

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

        As of December 31, 2011 and 2010, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2011 and 2010, approximate fair value. The fair values of the Company's notes receivable, fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred Operating Partnership unit holder	$104,049	$100,000	$115,696	$100,000
Fixed rate notes payable and notes payable to trusts	$1,008,039	$938,681	$777,575	$731,588
Exchangeable senior notes	$92,265	$87,663	$118,975	$87,663

Real Estate Assets

        Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. Capitalized interest during the years ended December 31, 2011, 2010 and 2009, was $752, $2,013, and $4,148, respectively.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

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

Restricted Cash

        Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

        Other assets consist primarily of equipment and fixtures, deferred financing costs, customer accounts receivable, investments in trusts, other intangible assets, income taxes receivable, deferred tax assets and prepaid expenses. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. Deferred financing costs are amortized to interest expense using the effective interest method over the terms of the respective debt agreements.

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

Risk Management and Use of Financial Instruments

        In the normal course of its ongoing business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the value of properties held by the Company. The Company has entered into interest rate swap agreements to manage a portion of its interest rate risk.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

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

Advertising Costs

        The Company incurs advertising costs primarily attributable to directory, direct mail, internet and other advertising. Direct response advertising costs are deferred and amortized over the expected benefit period determined to be 12 months. As of December 31, 2011 and 2010, the Company had $860 and $1,073, respectively, of prepaid advertising included in other assets on the consolidated balance sheets. All other advertising costs are expensed as incurred. The Company recognized $5,958, $6,430 and $5,892 in advertising expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company's consolidated statements of operations. For the year ended December 31, 2011, 0.0% (unaudited) of all distributions to stockholders qualifies as a return of capital.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company has elected to treat its corporate subsidiary, Extra Space Management, Inc. ("ESMI"), as a taxable REIT subsidiary ("TRS"). In general, the Company's TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or any lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. ESM Reinsurance Limited, a wholly-owned subsidiary of ESMI, generates income from insurance premiums that are subject to corporate federal income tax and state insurance premiums tax.

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2011 and 2010, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2011 and 2010, the Company had no interest or penalties related to uncertain tax provisions.

Stock-Based Compensation

        The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards granted are valued at fair value and any compensation element is recognized on a straight line basis over the service periods of each award.

Net Income Per Share

        Basic net income per common share is computed by dividing net income by the weighted average common shares outstanding including unvested share based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued and is calculated using either the treasury stock or if-converted method. Potential common shares are securities (such as options, convertible debt, exchangeable Series A Participating Redeemable Preferred Operating Partnership units ("Preferred OP units") and exchangeable Operating Partnership units ("OP units")) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included.

        The Company's Operating Partnership has $87,663 of exchangeable senior notes issued and outstanding as of December 31, 2011, that also can potentially have a dilutive effect on its earnings per

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

share calculations. The exchangeable senior notes are exchangeable by holders into shares of the Company's common stock under certain circumstances per the terms of the indenture governing the exchangeable senior notes. The exchangeable senior notes are exchangeable if the price of the Company's common stock is greater than or equal to 130% of the applicable exchange price for a specified period during a quarter, and under certain other circumstances. The exchange price was $23.20 per share at December 31, 2011, and could change over time as described in the indenture. The price of the Company's common stock did not exceed 130% of the exchange price for the specified period of time during the fourth quarter of 2011. The exchangeable senior notes are also exchangeable at any time from March 1, 2012 through April 1, 2012.

        The Company has irrevocably agreed to pay only cash for the accreted principal amount of the exchangeable senior notes relative to its exchange obligations, but has retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, Accounting Standards Codification ("ASC") 260, "Earnings Per Share," requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company's calculation of weighted average common shares outstanding for the diluted earnings per share computation using the treasury stock method. No shares were included in the computation at December 31, 2011, as the shares in excess over the accreted principal would have been anti-dilutive. For the years ending December 31, 2010 and 2009, no shares were included in the computation because there was no excess over the accreted principal for these periods.

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

        For the years ended December 31, 2011, 2010 and 2009, options to purchase approximately 107,523 shares, 1,788,142 shares, and 4,925,153 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive. All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of net income per share is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Net income attributable to common stockholders	$50,449	$26,331	$31,977
Add: Income allocated to noncontrolling interest—Preferred Operating Partnership and Operating Partnership	7,978	7,096	8,012
Subtract: Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership	(5,750)	(5,750)	(5,750)

Net income for diluted computations	$52,677	$27,677	$34,239

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	92,097,008	87,324,104	86,343,029
Operating Partnership units	3,049,935	3,356,963	3,627,368
Preferred Operating Partnership units	989,980	989,980	989,980
Dilutive and cancelled stock options	546,585	379,406	122,457

Average number of common shares outstanding—diluted	96,683,508	92,050,453	91,082,834
Net income per common share
Basic	$0.55	$0.30	$0.37
Diluted	$0.54	$0.30	$0.37

Recently Issued Accounting Standards

        In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The Company's adoption of ASU 2011-05 is not expected to have a material impact on its financial condition or results of operations.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU No. 2011-04"). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.

3. REAL ESTATE ASSETS

        The components of real estate assets are summarized as follows:

	December 31, 2011	December 31, 2010
Land—operating	$580,995	$494,005
Land—development	14,600	24,284
Buildings and improvements	1,934,693	1,641,665
Intangible assets—tenant relationships	37,293	32,257
Intangible lease rights	6,150	6,150

	2,573,731	2,198,361
Less: accumulated depreciation and amortization	(319,302)	(263,042)

Net operating real estate assets	2,254,429	1,935,319
Real estate under development	9,366	37,083

Net real estate assets	$2,263,795	$1,972,402

Real estate assets held for sale included in net real estate assets	$7,875	$11,275

        The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $2,633, $907, and $1,905, for the years ended December 31, 2011, 2010 and 2009, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 6 to 50 years.

        In June 2009, the Company announced the wind-down of its development activities. As a result of this change, the Company reviewed its properties under construction, unimproved land and its investment in development joint ventures for potential impairments. This review included the preparation of updated models based on current market conditions, obtaining appraisals and reviewing recent sales and list prices of undeveloped land and mature self storage facilities. Based on this review, the Company identified certain assets as being impaired. The impairments relating to long-lived assets where the Company intends to complete the development and hold the asset are the result of the estimated undiscounted future cash flows being less than the current carrying value of the assets. The Company compared the carrying value of certain undeveloped land and seven vacant condominiums that the Company intended to sell to the fair market value of similar undeveloped land and condominiums. For the assets that the Company intended to sell, where the current estimated fair market value less costs to sell was below the carrying value, the Company reduced the carrying value of the asset to the current fair market value less selling costs and recorded an impairment charge. These assets were classified as held for sale. The impairments relating to investments in development joint

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

3. REAL ESTATE ASSETS (Continued)

ventures were the result of the Company comparing the estimated current fair market value to the carrying value of the investment. For those investments in development joint ventures where the current estimated fair market value was below the carrying value, the Company reduced the investment to the current fair market value through an impairment charge. Losses relating to changes in fair value were included in unrecovered development and acquisition costs on the Company's statements of operations for the year ended December 31, 2009. No impairment losses were recorded during the years ended December 31, 2011 or 2010. During 2011, the Company decided to lease the seven condominiums and as such they are no longer included in real estate assets held for sale. The rental income related to the condominiums is included in property operations and was immaterial for the year ending December 31, 2011. Real estate assets held for sale included in net real estate assets as of December 31, 2011 are recorded at fair value and consisted of undeveloped land.

        On April 10, 2009, the Company sold vacant land in Los Angeles, California for cash of $4,652. A loss of $343 was recorded as a result of this sale, and is included in unrecovered development and acquisition costs in the consolidated statement of operations.

4. PROPERTY ACQUISITIONS

        The following table shows the Company's acquisition of operating properties for the years ended December 31, 2011 and 2010, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid						Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Loan Assumed	Notes Payable Issued to Seller	Previous equity interest	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs— expensed
New Jersey	1	12/16/2011	$6,832	$6,806	$—	$—	$—	$26	$1,093	$5,492	$157	$90
Florida, Illinois, Massachusetts, New York, Rhode Island	6	12/1/2011	61,797	4,941	50,140	4,850	1,817	49	15,645	46,139	—	13
Florida	1	10/25/2011	5,853	5,615	—	—	—	238	521	5,198	113	21
California	19	10/19/2011	104,029	31,464	73,527	—	—	(962)	32,270	69,496	2,164	99
New Jersey	1	10/6/2011	18,372	18,334	—	—	—	38	861	17,127	333	51
Texas	1	8/2/2011	2,402	2,353	—	—	—	49	978	1,347	73	4
Maryland	1	8/1/2011	7,343	7,342	—	—	—	1	764	6,331	143	105
Maryland	1	7/8/2011	5,785	5,795	—	—	—	(10)	1,303	4,218	125	139
Ohio, Indiana, Kentucky	15	6/27/2011	39,773	39,387	—	—	—	386	13,478	25,098	903	294
Nevada	1	6/22/2011	3,355	3,339	—	—	—	16	1,441	1,810	98	6
Colorado	1	6/10/2011	4,600	2,664	1,907	—	—	29	296	4,199	98	7
New Jersey	1	6/2/2011	4,963	4,959	—	—	—	4	1,644	3,115	135	69
Virginia	1	5/26/2011	10,514	5,205	5,463	—	—	(154)	932	9,349	202	31
Colorado	1	5/25/2011	3,540	2,262	1,290	—	—	(12)	407	3,077	61	(5)
Tennessee	1	4/15/2011	2,539	2,514	—	—	—	25	652	1,791	79	17
California	1	4/7/2011	8,207	8,150	—	—	—	57	2,211	5,829	163	4
Utah, Texas	2	4/1/2011	7,262	7,205	—	—	—	57	1,512	5,548	188	14
Texas	2	12/14/2010	6,414	6,359	—	—	—	55	2,010	4,221	146	37
New York	1	11/23/2010	9,727	4,547	5,601	—	—	(421)	5,676	3,784	209	58
Utah	2	11/23/2010	4,559	4,570	—	—	—	(11)	1,306	3,132	106	15
Maryland, Virginia	2	10/20/2010	16,784	16,828	—	—	—	(44)	1,461	14,668	490	165
Utah	1	10/20/2010	4,531	4,514	—	—	—	17	986	3,455	80	10
Alabama	2	8/23/2010	2,593	2,534	—	—	—	59	416	2,033	140	4
Florida	1	7/15/2010	2,787	2,759	—	—	—	28	625	2,133	19	10
Georgia	3	6/17/2010	7,661	7,551	—	—	—	110	2,769	4,487	318	87
New York	1	5/21/2010	9,629	3,231	6,475	—	—	(77)	2,802	6,536	220	71

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

4. PROPERTY ACQUISITIONS (Continued)

        As part of the acquisition of the 19-property portfolio purchased on October 19, 2011, the Company assumed three different mortgage loans with a total amount due of $68,681 at the closing date. At the time of purchase, the Company recorded a $4,846 premium on the debt assumed in order to record the loans at their fair values at the purchase date. This premium is included in premium (discount) on notes payable in the consolidated balance sheets and will be amortized to interest expense over the remaining term of the loans.

5. INVESTMENTS IN REAL ESTATE VENTURES

        Investments in real estate ventures consist of the following:

			Investment balance at
	Equity Ownership %	Excess Profit Participation %	December 31, 2011	December 31, 2010
Extra Space West One LLC ("ESW")	5%	40%	$689	$1,077
Extra Space West Two LLC ("ESW II")	5%	40%	4,501	4,606
Extra Space Northern Properties Six LLC ("ESNPS")	10%	35%	953	1,142
Extra Space of Santa Monica LLC ("ESSM")	48%	48%	3,015	2,901
Clarendon Storage Associates Limited Partnership ("Clarendon")	50%	50%	3,171	3,204
HSRE-ESP IA, LLC ("HSRE")	50%	50%	11,528	11,984
PRISA Self Storage LLC ("PRISA")	2%	17%	11,141	11,445
PRISA II Self Storage LLC ("PRISA II")	2%	17%	9,502	9,855
PRISA III Self Storage LLC ("PRISA III")	5%	20%	3,410	3,568
VRS Self Storage LLC ("VRS")	45%	54%	43,974	44,641
WCOT Self Storage LLC ("WCOT")	5%	20%	4,495	4,799
Storage Portfolio I LLC ("SP I")	25%	25 - 40%	11,853	14,873
Storage Portfolio Bravo II ("SPB II")	20%	20 - 45%	14,435	14,759
Extra Space Joint Ventures with Everest Real Estate Fund ("Everest")	39 - 58%	40 - 50%	3,609	5,514
U-Storage de Mexico S.A. and related entities ("U-Storage")	40%	40%	4,841	4,852
Other minority owned properties	18 - 50%	19 - 50%	(707)	1,340

			$130,410	$140,560

        In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

        In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation. As of December 31, 2011, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

        On December 1, 2011, the Company purchased Everest Real Estate Fund LLC's interest in Storage Associates Holdco, LLC, a joint venture in which the Company previously held a 10% equity interest, for $4,941 in cash and a $4,850 promissory note. This joint venture owned six properties located in Florida, Illinois, Massachusetts, New York and Rhode Island. These properties became wholly-owned and consolidated as of the date of the purchase. During September 2011, the Company purchased a note payable due from Holdco to the Bank of America for $51,000. The note payable had a monthly interest rate of LIBOR plus 185 basis points and was due in March 2012. Upon the purchase of the remaining equity interest in Holdco on December 1, 2011, the balance of the note of $50,140 was assumed by the Company and is subsequently eliminated in consolidation.

        On January 1, 2011, the Company paid $320 in cash to obtain its joint venture partners' equity interests in a joint venture. No gain or loss was recognized on this transaction. The joint venture owned a single stabilized self-storage property located in Pennsylvania and was previously accounted for under the equity method. The property is now wholly-owned and consolidated by the Company.

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

        On January 21, 2010, the Company closed a joint venture transaction with an affiliate of Harrison Street Real Estate Capital LLC ("Harrison Street"). Harrison Street contributed approximately $15,800 in cash to the joint venture in return for a 50.0% ownership interest. The Company contributed 19 wholly-owned properties and received approximately $15,800 in cash and a 50.0% ownership interest in the joint venture. The joint venture assumed approximately $101,000 of existing debt which is secured by the properties. The properties are located in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia. The Company continues to operate the properties and receives a 6.0% management fee. The Company's 50% joint venture interest is accounted for using the equity method of accounting.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Equity in earnings (losses) of real estate ventures consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
Equity in earnings of ESW	$1,156	$1,213	$1,164
Equity in losses of ESW II	(8)	(31)	(24)
Equity in earnings of ESNPS	338	239	277
Equity in earnings (losses) of ESSM	114	(142)	(113)
Equity in earnings of Clarendon	465	417	375
Equity in earnings (losses) of HSRE	388	(161)	—
Equity in earnings of PRISA	674	641	483
Equity in earnings of PRISA II	530	481	550
Equity in earnings of PRISA III	330	262	235
Equity in earnings of VRS	2,279	2,221	2,116
Equity in earnings of WCOT	92	251	242
Equity in earnings (losses) of SP I	(116)	934	793
Equity in earnings of SPB II	301	184	283
Equity in earnings (losses) of Everest	179	195	(6)
Equity in earnings (losses) of U-Storage	(11)	55	70
Equity in earnings (losses) of other minority owned properties	576	(6)	519

	$7,287	$6,753	$6,964

        Equity in earnings (losses) of ESW II, SP I and SPB II includes the amortization of the Company's excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Information (unaudited) related to the real estate ventures' debt at December 31, 2011, is set forth below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Fixed	$16,700	5.00%	September 2015
ESW II—Fixed	20,000	5.48%	March 2012
ESNPS—Fixed	34,500	5.27%	June 2015
ESSM—Variable	11,125	3.01%	November 2014
Clarendon—Swapped to fixed	8,266	5.93%	September 2018
HSRE—Fixed	99,203	5.29%	August 2015
PRISA	—	—	Unleveraged
PRISA II	—	—	Unleveraged
PRISA III—Fixed	145,000	4.97%	August 2012
VRS—Fixed	52,100	4.76%	August 2012
WCOT—Fixed	92,140	4.76%	August 2012
SP I—Fixed	98,568	4.66%	April 2018
SPB II—Fixed	57,350	8.00%	August 2014
U-Storage	—	—	Unleveraged
Other minority owned properties	74,402	Various	Various

        Combined, condensed unaudited financial information of ESW, ESW II, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, SP I and SPB II and HSRE as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009, follows:

	December 31,
Balance Sheets:	2011	2010
Assets:
Net real estate assets	$1,971,431	$2,056,032
Other	48,728	28,866

	$2,020,159	$2,084,898

Liabilities and members' equity:
Notes payable	$615,561	$634,778
Other liabilities	37,558	27,700
Members' equity	1,367,040	1,422,420

	$2,020,159	$2,084,898

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

	For the Year Ended December 31,
Statements of Income:	2011	2010	2009
Rents and other income	$304,499	$297,658	$282,181
Expenses	217,114	211,283	195,330

Net income	$87,385	$86,375	$86,851

Variable Interests in Unconsolidated Real Estate Joint Ventures:

        The Company has interests in two unconsolidated joint ventures with unrelated third parties which are variable interest entities ("VIEs" or the "VIE JVs"). The Company holds 18% and 39% of the equity interests in the two VIE JVs, and has 50% of the voting rights in each of the VIE JVs. Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE. The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary. Accordingly, these interests are recorded using the equity method.

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

        The Company guarantees the mortgage notes payable of the VIE JVs. The Company's maximum exposure to loss for these joint ventures as of December 31, 2011, is the total of the guaranteed loan balances, the payables due to the Company and the Company's investment balances in the joint ventures. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantees is unlikely and, therefore, no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        The following table compares the liability balance and the maximum exposure to loss related to the VIE JVs as of December 31, 2011:

	Liability Balance	Investment Balance	Balance of Guaranteed Loan	Payables to Company	Maximum Exposure to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,194	$5,120	$2,195	$8,509	$(8,509)
Extra Space of Sacramento One LLC	—	(914)	4,307	6,111	9,504	(9,504)

	$—	$280	$9,427	$8,306	$18,013	$(18,013)

        The Company had no consolidated VIEs for the year ended December 31, 2011.

6. OTHER ASSETS

        The components of other assets are summarized as follows:

	December 31, 2011	December 31, 2010
Equipment and fixtures	$12,146	$13,552
Less: accumulated depreciation	(8,847)	(10,490)
Other intangible assets	3,424	3,343
Deferred financing costs, net	15,386	14,519
Prepaid expenses and deposits	5,265	6,869
Accounts receivable, net	14,262	12,519
Investments in Trusts	3,590	3,590
Income taxes receivable	2,447	1,353
Deferred tax assets	3,603	4,294

	$51,276	$49,549

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

7. NOTES PAYABLE

        The components of notes payable are summarized as follows:

	December 31, 2011	December 31, 2010
Fixed Rate
Mortgage and construction loans with banks (including loans subject to interest rate swaps) bearing interest at fixed rates between 3.7% and 7.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between January 2012 and February 2021.	$819,091	$695,505
Variable Rate

Mortgage and construction loans with banks bearing floating interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 2.0% (2.3% at December 31, 2011 and December 31, 2010) and LIBOR plus 4.0% (4.3% at December 31, 2011 and December 31, 2010). Interest rates based on Prime are between Prime plus 0.5% (3.8% at December 31, 2011 and December 31, 2010), and Prime plus 1.5% (4.8% at December 31, 2011 and December 31, 2010). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between May 2012 and May 2015.

	117,910	175,898

	$937,001	$871,403

        The following table summarizes the scheduled maturities of notes payable at December 31, 2011:

2012	$38,314
2013	120,680
2014	166,291
2015	200,040
2016	182,624
Thereafter	229,052

$937,001

        Certain mortgage and construction loans with variable interest rates are subject to interest rate floors starting at 3.0%. Real estate assets are pledged as collateral for the notes payable. Also, certain of these notes payable are cross-collateralized with other properties. Of the Company's $937,001 in notes payable outstanding at December 31, 2011, $418,348 were recourse due to guarantees or other security provisions. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at December 31, 2011.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

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

        The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company's fixed and variable-rate borrowings.

        The following table summarizes the terms of the Company's seven derivative financial instruments:

Hedge Product	Hedge Type	Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	Cash Flow	$8,462 - $63,000	2.24% - 6.98%	2/1/2009 - 10/1/2011	6/30/2013 - 9/20/2018

        Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

		For the Year Ended December 31,
	Classification of Income (Expense)
Type		2011	2010	2009
Swap Agreements	Interest expense	$(3,771)	$(3,078)	$(463)

        Information relating to the losses recognized on the swap agreements is as follows:

			Gain (loss) reclassified from OCI
	Gain (loss) recognized in OCI
		Location of amounts reclassified from OCI into income	For the Year Ended December 31, 2011
Type	December 31, 2011
Swap Agreements	$(2,237)	Interest expense	$(3,771)

			Gain (loss) reclassified from OCI
	Gain (loss) recognized in OCI
		Location of amounts reclassified from OCI into income	For the Year Ended December 31, 2010
Type	December 31, 2010
Swap Agreements	$(4,963)	Interest expense	$(3,078)

        The Swap Agreements were highly effective for the year ended December 31, 2011. The gain (loss) reclassified from OCI in the preceding table represents the effective portion of our cash flow hedges reclassified from OCI to interest expense during the year ended December 31, 2011.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

8. DERIVATIVES (Continued)

        The balance sheet classification and carrying amounts of the interest rate swaps are as follows:

	Asset (Liability) Derivatives
	December 31, 2011		December 31, 2010
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Swap Agreements	Other liabilities	$(8,311)	Other liabilities	$(6,074)

9. NOTES PAYABLE TO TRUSTS

        During July 2005, ESS Statutory Trust III (the "Trust III"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40,000 of preferred securities which mature on July 31, 2035. In addition, the Trust III issued 1,238 of Trust common securities to the Operating Partnership for a purchase price of $1,238. On July 27, 2005, the proceeds from the sale of the preferred and common securities of $41,238 were loaned in the form of a note to the Operating Partnership ("Note 3"). Note 3 had a fixed rate of 6.91% through July 31, 2010, and then was payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. Effective July 11, 2011, the Trust III entered into an interest rate swap that fixes the interest rate to be paid at 4.99% per annum and matures July 11, 2018. The interest on Note 3, payable quarterly, will be used by the Trust III to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by the Trust III with no prepayment premium on July 27, 2010.

        During May 2005, ESS Statutory Trust II (the "Trust II"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company, issued an aggregate of $41,000 of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1,269. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42,269 were loaned in the form of a note to the Operating Partnership ("Note 2"). Note 2 had a fixed rate of 6.67% through June 30, 2010, and then was payable at a variable rate equal to the three-month LIBOR plus 2.40% per annum. Effective July 11, 2011, the Trust II entered into an interest rate swap that fixes the interest rate to be paid at 4.99% per annum and matures July 11, 2018. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by the Trust II with no prepayment premium on June 30, 2010.

        During April 2005, ESS Statutory Trust I (the "Trust"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083 were loaned in the form of a note to the Operating Partnership (the "Note"). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. Effective June 30, 2010, the Trust entered into an interest rate swap that fixes the interest rate to be paid at 5.62% per annum and matures on June 30, 2015. The interest on the Note, payable quarterly, will be used by the Trust to pay

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

9. NOTES PAYABLE TO TRUSTS (Continued)

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

        Following is a tabular comparison of the carrying amounts of the liabilities the Company has recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of December 31, 2011:

	Notes payable to Trusts as of December 31, 2011	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

10. EXCHANGEABLE SENIOR NOTES

        On March 27, 2007, the Company's Operating Partnership issued $250,000 of its 3.625% Exchangeable Senior Notes due April 1, 2027 (the "Notes"). Costs incurred to issue the Notes were approximately $5,700. The remaining portion of these costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term of the Notes, and are included in other assets, net in the consolidated balance sheet as of December 31, 2011 and 2010. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1,

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

10. EXCHANGEABLE SENIOR NOTES (Continued)

2027. The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock at an exchange rate as of December 31, 2011, of approximately 43.1091 shares per $1,000 principal amount of Notes at the option of the Operating Partnership.

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

        GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The Company, therefore, accounts for the liability and equity components of the Notes separately. The equity component is included in paid-in-capital in stockholders' equity in the consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The discount is being amortized over the period of the debt as additional interest expense.

        Information about the carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount are as follows:

	December 31, 2011	December 31, 2010
Carrying amount of equity component	$19,545	$19,545

Principal amount of liability component	$87,663	$87,663
Unamortized discount	(444)	(2,205)

Net carrying amount of liability component	$87,219	$85,458

        The remaining discount will be amortized over the remaining period of the debt through its first repurchase date, April 1, 2012. The effective interest rate on the liability component is 5.75%.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

10. EXCHANGEABLE SENIOR NOTES (Continued)

        The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Contractual interest	$3,178	$3,178	$4,524
Amortization of discount	1,761	1,664	2,239

Total interest expense recognized	$4,939	$4,842	$6,763

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

11. LINES OF CREDIT

        Information about the Company's lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, is summarized as follows:

	As of December 31, 2011
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.3%	10/19/2007	10/31/2012	LIBOR plus 1.00% - 2.10%	(5)
Credit Line 2	40,000	74,000	2.4%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1)(4)(5)
Credit Line 3	40,000	72,000	2.5%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2)(4)(5)
Credit Line 4	25,000	40,000	2.5%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)(4)(5)
Credit Line 5	10,000	50,000	2.4%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)(4)(5)

	$215,000	$336,000

(1)
One year extension available

(2)
One two-year extension available

(3)
Two one-year extensions available

(4)
Guaranteed by the Company

(5)
Secured by mortgages on certain real estate assets

12. OTHER LIABILITIES

        The components of other liabilities are summarized as follows:

	December 31, 2011	December 31, 2010
Deferred rental income	$14,907	$12,194
Lease obligation liability	5,828	7,016
Fair value of interest rate swaps	8,311	6,074
Other miscellaneous liabilities	4,708	3,305

	$33,754	$28,589

        Included in the lease obligation liability is approximately $1,747 and $1,865 for the years ended December 31, 2011 and 2010, respectively, related to minimum rentals to be received in the future under non cancelable subleases. The lease obligation liability increased by $2,000 during the year ended December 31, 2010, as a result of the bankruptcy of a tenant subleasing office space from the Company in Memphis, TN. The Memphis, TN office lease is a liability assumed in the Storage USA acquisition in July 2005. The increase in this liability was recognized through a $2,000 charge which is included as loss on sublease in the consolidated statement of operations for the year ended December 31, 2010.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

        The Company provides management services to certain joint ventures, franchise, third parties and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from total revenues for the management of operations at the self-storage facilities. In addition, the Company receives an asset management fee equal to 50 basis points multiplied by the total asset value of the properties owned by the SPI joint venture, provided certain requirements are met.

        Management fee revenues for related party and affiliated real estate joint ventures are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2011	2010	2009
ESW	Affiliated real estate joint ventures	$410	$403	$402
ESW II	Affiliated real estate joint ventures	335	318	312
ESNPS	Affiliated real estate joint ventures	479	458	452
ESSM	Affiliated real estate joint ventures	85	44	11
HSRE	Affiliated real estate joint ventures	1,045	961	—
PRISA	Affiliated real estate joint ventures	4,961	4,917	4,793
PRISA II	Affiliated real estate joint ventures	4,016	3,964	3,989
PRISA III	Affiliated real estate joint ventures	1,796	1,722	1,686
VRS	Affiliated real estate joint ventures	1,156	1,136	1,128
WCOT	Affiliated real estate joint ventures	1,497	1,468	1,454
SP I	Affiliated real estate joint ventures	6,392	1,256	1,243
SPB II	Affiliated real estate joint ventures	969	943	943
Everest	Affiliated real estate joint ventures	528	491	359
Other	Franchisees, third parties and other	6,255	5,041	4,189

		$29,924	$23,122	$20,961

        During 2011, it was discovered that the asset management fee owed to the Company by the SPI joint venture had not been recorded by either party for the five-year period ended December 31, 2010. The annual asset management fee for this period was $885, offset by an annual reduction of $221 of equity in earnings of SPI. Therefore, the Company's net income was understated by $664 for each year in the five-year period ended December 31, 2010. After determining that the amounts were not material either in the prior periods or the current year for restatement purposes, the Company recorded the asset management fee adjustments for the years 2006 through 2010 in the current year. The total prior period adjustment increased asset management fee revenues by $4,425, and decreased equity in earnings by $1,106. Additionally, the Company recorded a receivable of $5,327 which represents the asset management fee owed for 2006 through 2011. The Company expects this receivable to be fully paid by the end of 2012.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        Receivables from related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2011	December 31, 2010
Mortgage notes receivable	$7,253	$6,943
Other receivables from properties	11,264	3,118

	$18,517	$10,061

        Other receivables from properties consist of amounts due for management fees, asset management fees and expenses paid on behalf of the properties that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2011 and 2010.

        In January 2009, the Company purchased a lender's interest in a construction loan from a joint venture that owns a single property located in Sacramento, CA. The construction loan was to ESS of Sacramento One, LLC, a joint venture in which the Company owns a 50% interest, and was guaranteed by the Company. In July 2009, the Company purchased a lender's interest in a mortgage note from a joint venture that owns a single property located in Chicago, IL. The note was to Extra Space of Montrose, a joint venture in which the Company holds a 39% interest, and was also guaranteed by the Company. Both ESS of Sacramento One, LLC and Extra Space of Montrose were consolidated as of December 31, 2009, as each joint venture was considered to be a VIE of which the Company was the primary beneficiary. The construction loan and mortgage note receivable were eliminated by the Company in consolidation as of December 31, 2009. On January 1, 2010, the Company adopted changes to the accounting guidance in ASC 810, "Consolidation." As a result of the adoption of this new guidance, the Company determined that these joint ventures should no longer be consolidated as the power to direct the activities that most significantly impact these entities' economic performance is shared equally by the Company and their joint venture partners, and therefore there is no primary beneficiary of either joint venture. The Company therefore deconsolidated these joint ventures as of January 1, 2010, and removed the associated assets and liabilities from its books. The $2,251 note receivable from Extra Space of Montrose and the $5,002 loan receivable from ESS of Sacramento One, LLC are no longer eliminated in consolidation as the Company now accounts for its interest in these joint ventures using the equity method of accounting.

        Centershift, a related party service provider, is partially owned by a certain director and certain members of management of the Company. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company's property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2011, 2010 and 2009, the Company paid Centershift $1,087, $778, and $1,081, respectively, relating to the purchase of software and to license agreements.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        The Company has entered into an aircraft dry lease and service and management agreement with SpenAero, L.C. ("SpenAero"), an affiliate of Spencer F. Kirk, the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2011, 2010 and 2009, the Company paid SpenAero $608, $668, and $631, respectively. The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

14. STOCKHOLDERS' EQUITY

        The Company's charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2011, 94,783,590 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

        All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company's common stock is American Stock Transfer & Trust Company.

        In May 2011, the Company closed a public stock offering of 5,335,423 shares of its common stock at an offering price of $21.16 per share. The Company received gross proceeds of $112,898. Transaction costs were $549, for net proceeds of $112,349.

15. NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

        On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the "Properties") in exchange for 989,980 Preferred OP units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

15. NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS (Continued)

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

16. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

        The Company's interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.9% majority ownership interest therein as of December 31, 2011. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 4.1% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2011, the Operating Partnership had 3,049,935 common OP units outstanding.

        The noncontrolling interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company's common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

16. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP (Continued)

anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2011, was $24.01 and there were 3,049,935 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP units on December 31, 2011 and the Company elected to pay the non-controlling members cash, the Company would have paid $73,229 in cash consideration to redeem the units.

        In January 2011, 150,000 OP units were redeemed in exchange for the Company's common stock. During April 2011, 143,641 OP units were redeemed in exchange for the Company's common stock and 13,387 OP units were redeemed for $271 in cash.

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

17. OTHER NONCONTROLLING INTERESTS

        Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of December 31, 2011. Two of these consolidated properties were undeveloped, and one was in the lease-up stage as of December 31, 2011. The ownership interests of the third party owners range from 10.0% to 27.6%. Other noncontrolling interests are included in the stockholders' equity section of the Company's consolidated balance sheet. The income or losses

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

17. OTHER NONCONTROLLING INTERESTS (Continued)

attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

        In October 2010, the Company paid $500 to obtain its joint venture partners' equity interests in three joint ventures: Extra Space of Franklin Blvd. LLC, Extra Space of Washington Avenue LLC and Extra Space of Elk Grove LLC. Each of these joint ventures owned a single pre-stabilized property. These properties are now wholly-owned by the Company.

        On June 25, 2010, the Company acquired all of its minority partners' membership interests in two consolidated self-storage properties located in New Jersey for a total of $50 in cash. These properties are now wholly-owned by the Company.

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

18. STOCK-BASED COMPENSATION

        The Company has the following plans under which shares were available for grant at December 31, 2011:

  •
  The 2004 Long-Term Incentive Compensation Plan as amended and restated, effective March 25, 2008, and

  •
  The 2004 Non-Employee Directors' Share Plan (together, the "Plans").

        Option grants are issued with an exercise price equal to the closing price of stock on the date of grant. Unless otherwise determined by the Compensation, Nominating and Governance Committee ("CNG Committee") at the time of grant, options shall vest ratably over a four-year period beginning on the date of grant. Each option will be exercisable once it has vested. Options are exercisable at such times and subject to such terms as determined by the CNG Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company's charter. Options expire 10 years from the date of grant.

        Also as defined under the terms of the Plans, restricted stock grants may be awarded. The stock grants are subject to a vesting period over which the restrictions are released and the stock certificates are given to the grantee. During the performance or vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plans; however, the grantee has the ability to vote the shares and receive nonforfeitable dividends paid on shares. Unless otherwise determined by the CNG Committee at the time of grant, the forfeiture and transfer restrictions on the shares lapse over a four-year period beginning on the date of grant.

        As of December 31, 2011, 2,786,113 shares were available for issuance under the Plans.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

Option Grants

        A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2011
Outstanding at December 31, 2008	2,841,923	$14.76
Granted	723,000	6.22
Forfeited	(107,875)	13.36

Outstanding at December 31, 2009	3,457,048	$13.02
Granted	308,680	11.75
Exercised	(484,261)	11.69
Forfeited	(175,562)	12.27

Outstanding at December 31, 2010	3,105,905	$13.13
Granted	110,900	19.60
Exercised	(1,388,269)	13.44
Forfeited	(29,675)	15.65

Outstanding at December 31, 2011	1,798,861	$13.25	5.30	$19,759

Vested and Expected to Vest	1,744,908	$13.25	5.21	$19,162
Ending Exercisable	1,215,376	$14.37	4.20	$11,982

        The aggregate intrinsic value in the table above represents the total value (the difference between the Company's closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The weighted average fair value of stock options granted in 2011, 2010 and 2009, was $5.39, $3.27, and $1.31, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2011	2010	2009
Expected volatility	45%	47%	42%
Dividend yield	4.9%	5.3%	6.6%
Risk-free interest rate	2.4%	2.3%	1.7%
Average expected term (years)	5	5	5

        The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

and average expected term. The forfeiture rate, which is estimated at a weighted-average of 17.4% of unvested options outstanding as of December 31, 2011, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

        A summary of stock options outstanding and exercisable as of December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22 - $11.59	563,955	6.27	$7.76	190,570	$7.46
$11.60 - $12.50	284,950	4.12	12.42	226,900	12.48
$12.51 - $15.53	453,350	4.43	14.90	414,600	14.93
$15.54 - $19.00	250,756	5.22	17.11	218,256	17.16
$19.01 - $19.91	245,850	6.15	19.79	165,050	19.88

$6.22 - $19.91	1,798,861	5.30	$13.25	1,215,376	$14.37

        The Company recorded compensation expense relating to outstanding options of $942, $801, and $831, in general and administrative expense for the years ended December 31, 2011, 2010 and 2009, respectively. Total cash received for the years ended December 31, 2011, 2010 and 2009, related to option exercises was $18,622, $5,661, and $0, respectively. At December 31, 2011, there was $722 of total unrecognized compensation expense related to non-vested stock options under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.59 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2011, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors

        The Company recorded $4,815, $3,779, and $2,978 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2011, 2010 and 2009, respectively. The forfeiture rate, which is estimated at a weighted-average of 7% of unvested awards outstanding as of December 31, 2011, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2011, there was $5,117 of total unrecognized compensation expense related to non-vested restricted stock awards under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.99 years.

        The fair value of common stock awards is determined based on the closing trading price of the Company's common stock on the grant date.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2008	441,204	$16.21
Granted	547,265	6.19
Released	(198,284)	13.51
Cancelled	(21,256)	9.82

Unreleased at December 31, 2009	768,929	$9.95
Granted	445,230	12.22
Released	(228,885)	11.08
Cancelled	(64,010)	10.11

Unreleased at December 31, 2010	921,264	$10.75
Granted	226,630	20.09
Released	(386,113)	11.39
Cancelled	(47,695)	14.31

Unreleased at December 31, 2011	714,086	$13.15

19. EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2011, 2010 and 2009, the Company made matching contributions to the plan of $832, $805, and $755, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee's compensation.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

20. INCOME TAXES (Continued)

        The income tax provision for the years ended December 31, 2011, 2010 and 2009, is comprised of the following components:

	For the Year Ended December 31, 2011
	Federal	State	Total
Current expense	$1,350	$606	$1,956
Tax credits	(6,849)	—	(6,849)
Change in deferred benefit	6,048	—	6,048

Total tax expense	$549	$606	$1,155

	For the Year Ended December 31, 2010
	Federal	State	Total
Current expense	$3,588	$124	$3,712
Tax credits	(832)	—	(832)
Change in deferred benefit	1,282	—	1,282

Total tax expense	$4,038	$124	$4,162

	For the Year Ended December 31, 2009
	Federal	State	Total
Current expense	$4,177	$1,171	$5,348
Change in deferred benefit	(1,048)	—	(1,048)

Total tax expense	$3,129	$1,171	$4,300

        A reconciliation of the statutory income tax provisions to the effective income tax provisions for the years ended December 31, 2011 and 2010, is as follows:

	December 31, 2011		December 31, 2010
Expected tax at statutory rate	$20,854	35.0%	$13,204	35.0%
Non-taxable REIT income	(14,957)	(25.1)%	(8,303)	(22.0)%
State and local tax expense—net of federal benefit	617	1.0%	124	0.3%
Change in valuation allowance	1,298	2.2%	804	2.1%
Tax credits	(6,849)	(11.5)%	(832)	(2.2)%
Miscellaneous	192	0.3%	(835)	(2.3)%

Total provision	$1,155	1.9%	$4,162	10.9%

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

20. INCOME TAXES (Continued)

        The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2011	December 31, 2010
Captive insurance subsidiary	$232	$236
Fixed assets	(6,455)	1,589
Various liabilities	1,542	1,229
Solar credit	6,849	—
Stock compensation	1,955	2,140
State net operating losses	2,691	1,743

	6,814	6,937
Valuation allowance	(3,211)	(2,643)

Net deferred tax asset	$3,603	$4,294

        The state income tax net operating losses expire between 2012 and 2031. The deferred tax benefits associated with the state income tax net operating losses have been fully reserved through the valuation allowance.

21. SEGMENT INFORMATION

        The Company operates in three distinct segments; (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Financial information for the Company's business segments are set forth below:

	December 31, 2011	December 31, 2010
Balance Sheet
Investment in real estate ventures
Rental operations	$130,410	$140,560
Total assets
Property management, acquisition and development	$634,782	$302,262
Rental operations	1,837,756	1,931,150
Tenant reinsurance	43,712	16,408

	$2,516,250	$2,249,820

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

21. SEGMENT INFORMATION (Continued)

	For the Year Ended December 31,
	2011	2010	2009
Statement of Operations
Total revenues
Property management, acquisition and development	$29,924	$23,122	$20,961
Rental operations	268,725	232,447	238,256
Tenant reinsurance	31,181	25,928	20,929

	$329,830	$281,497	$280,146

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$58,012	$49,762	$64,246
Rental operations	150,199	134,415	138,552
Tenant reinsurance	6,143	6,505	5,461

	$214,354	$190,682	$208,259

Income (loss) from operations
Property management, acquisition and development	$(28,088)	$(26,640)	$(43,285)
Rental operations	118,526	98,032	99,704
Tenant reinsurance	25,038	19,423	15,468

	$115,476	$90,815	$71,887

Interest expense
Property management, acquisition and development	$(2,464)	$(3,126)	$(3,463)
Rental operations	(66,598)	(62,654)	(66,355)

	$(69,062)	$(65,780)	$(69,818)

Interest income
Property management, acquisition and development	$1,016	$889	$1,563
Tenant reinsurance	11	9	19

	$1,027	$898	$1,582

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$4,850	$4,850	$4,850

Gain on repurchase of exchangeable senior notes
Property management, acquisition and development	$—	$—	$27,928

Equity in earnings of real estate ventures
Rental operations	$7,287	$6,753	$6,964

Income tax expense
Property management, acquisition and development	$7,612	$2,639	$1,156
Tenant reinsurance	(8,767)	(6,801)	(5,456)

	$(1,155)	$(4,162)	$(4,300)

Net income (loss)
Property management, acquisition and development	$(17,074)	$(21,388)	$(11,251)
Rental operations	59,215	42,131	40,313
Tenant reinsurance	16,282	12,631	10,031

	$58,423	$33,374	$39,093

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

21. SEGMENT INFORMATION (Continued)

	For the Year Ended December 31,
	2011	2010	2009
Depreciation and amortization expense
Property management, acquisition and development	$3,296	$2,099	$2,786
Rental operations	54,718	48,250	49,617

	$58,014	$50,349	$52,403

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(194,959)	$(69,588)	$(38,185)
Development and construction of real estate assets
Property management, acquisition and development	$(7,060)	$(36,062)	$(67,301)

22. COMMITMENTS AND CONTINGENCIES

        The Company has operating leases on its corporate offices and owns 13 self-storage facilities that are subject to ground leases. At December 31, 2011, future minimum rental payments under these non-cancelable operating leases are as follows (unaudited):

Less than 1 year	$7,231
Year 2	6,765
Year 3	6,171
Year 4	4,020
Year 5	2,865
Thereafter	35,253

$62,305

        The monthly rental amount for one of the ground leases is the greater of a minimum amount or a percentage of gross monthly receipts. The Company recorded expense of $2,799, $2,416, and $2,289 related to these leases in the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company has fully guaranteed loans for the following unconsolidated joint ventures (unaudited):

	Date of Guaranty	Loan Maturity Date	Guaranteed Loan Amount	Estimated Fair Market Value of Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$5,120	$8,446
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,745
ESS Baltimore LLC	Nov-04	Feb-13	$4,031	$6,647

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

22. COMMITMENTS AND CONTINGENCIES (Continued)

        If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of December 31, 2011, as the fair value of the guarantees is not material. The Company believes the risk of incurring a material loss as a result of having to perform on these guarantees is remote.

        The Company has been involved in routine litigation arising in the ordinary course of business. As a result of these litigation matters, the Company has recorded a liability of $1,800, which is included in other liabilities on the consolidated balance sheets. The Company does not believe it to be reasonably possible that the loss related to these litigation matters will be in excess of the current amount accrued. As of December 31, 2011, the Company was not involved in any material litigation nor, to its knowledge, is any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition or results of operations.

23. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)
Revenues	$74,481	$78,040	$84,097	$93,212
Cost of operations	50,451	52,188	52,882	58,833

Revenues less cost of operations	$24,030	$25,852	$31,215	$34,379

Net income	$10,140	$12,517	$17,352	$18,414

Net income attributable to common stockholders	$8,301	$10,609	$15,261	$16,278

Net income—basic	$0.09	$0.12	$0.16	$0.17
Net income—diluted	$0.09	$0.12	$0.16	$0.17

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(Amounts in thousands, except property and share data)

23. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	For the Three Months Ended
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

(1)
Included in revenues are the cumulative effects of $4,425 of asset management fees related to the years 2006 through 2010 and $203 related to the first three quarters of 2011 offset by a cumulative reduction of $1,157 to equity in earnings for the same periods. For further discussion, refer to Note 13.

24. SUBSEQUENT EVENTS

        In February 2012, the Company sold its 40% interest in a joint venture that was not managed by the Company for $4,945.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
8115	Auburn	AL	—	325	1,895	—	36	—		—		325	1,931	2,256	67	Aug-10
8116	Auburn	AL	—	92	138	—	107	—		—		92	245	337	12	Aug-10
0654	Hoover	AL	—	1,313	2,858	—	530	—		—		1,313	3,388	4,701	663	Aug-07
8066	Mesa	AZ	1,320	849	2,547	—	125	—		—		849	2,672	3,521	522	Aug-04
1211	Peoria	AZ	2,286	652	4,105	—	71	—		—		652	4,176	4,828	595	Apr-06
1431	Peoria	AZ	—	1,060	4,731	—	52	—		—		1,060	4,783	5,843	97	Jan-11
0338	Phoenix	AZ	7,268	1,441	7,982	—	468	—		—		1,441	8,450	9,891	1,549	Jul-05
0659	Phoenix	AZ	—	669	4,135	—	144	—		—		669	4,279	4,948	587	Jan-07
1356	Phoenix	AZ	3,440	552	3,530	—	190	—		—		552	3,720	4,272	594	Jun-06
1370	Alameda	CA	—	2,919	12,984	—	1,673	—		—		2,919	14,657	17,576	2,020	Jun-07
1232	Antelope	CA	3,998	1,525	8,345	—	(19)	(340)	(b)	—		1,185	8,326	9,511	704	Jul-08
1471	Bellflower	CA	1,294	640	1,350	—	3	—		—		640	1,353	1,993	7	Oct-11
1222	Belmont	CA	—	3,500	7,280	—	30	—		—		3,500	7,310	10,810	823	May-07
1371	Berkeley	CA	15,630	1,716	19,602	—	1,724	—		—		1,716	21,326	23,042	2,584	Jun-07
1472	Bloomington	CA	2,526	934	1,937	—	3	—		—		934	1,940	2,874	10	Oct-11
1473	Bloomington	CA	1,533	647	1,303	—	3	—		—		647	1,306	1,953	7	Oct-11
1071	Burbank	CA	8,684	3,199	5,082	—	557	419	(a)	672	(a)	3,618	6,311	9,929	1,863	Aug-00
1461	Burlingame	CA	5,668	2,211	5,829	—	51	—		—		2,211	5,880	8,091	107	Apr-11
1256	Carson	CA	—	—	9,709	—	55	—		—		—	9,764	9,764	198	Mar-11
1372	Castro Valley	CA	—	—	6,346	—	346	—		—		—	6,692	6,692	789	Jun-07
1474	Cerritos	CA	17,581	8,728	15,895	—	2	—		—		8,728	15,897	24,625	85	Oct-11
1004	Claremont	CA	—	1,472	2,012	—	216	—		—		1,472	2,228	3,700	468	Jun-04
1475	Claremont	CA	2,390	1,375	1,434	—	3	—		—		1,375	1,437	2,812	8	Oct-11
1373	Colma	CA	15,986	3,947	22,002	—	2,121	—		—		3,947	24,123	28,070	3,088	Jun-07
1255	Compton	CA	4,160	1,426	7,582	—	33	—		—		1,426	7,615	9,041	642	Sep-08
1404	El Cajon	CA	—	1,100	6,380	—	34	—		—		1,100	6,414	7,514	346	Sep-09
1378	El Sobrante	CA	—	1,209	4,018	—	965	—		—		1,209	4,983	6,192	755	Jun-07
1166	Elk Grove	CA	4,290	952	6,936	—	32	123	(a)	234	(a)	1,075	7,202	8,277	231	Dec-07
1121	Fontana	CA	1,866	1,246	3,356	—	164	54	(a)	179	(a) (c)	1,300	3,699	4,999	820	Oct-03
1157	Fontana	CA	—	961	3,846	—	170	39	(a)	186	(a) (c)	1,000	4,202	5,202	1,051	Sep-02
1476	Fontana	CA	4,375	768	4,208	—	3	—		—		768	4,211	4,979	23	Oct-11
1477	Fontana	CA	4,848	778	4,723	—	3	—		—		778	4,726	5,504	25	Oct-11
1478	Fontana	CA	4,150	684	3,951	—	3	—		—		684	3,954	4,638	21	Oct-11
1031	Glendale	CA	—	—	6,084	—	224	—		—		—	6,308	6,308	1,281	Jun-04
1030	Hawthorne	CA	3,960	1,532	3,871	—	197	—		—		1,532	4,068	5,600	847	Jun-04
1374	Hayward	CA	8,811	3,149	8,006	—	2,127	—		—		3,149	10,133	13,282	1,413	Jun-07
0177	Hemet	CA	5,206	1,146	6,369	—	242	—		—		1,146	6,611	7,757	1,163	Jul-05
1479	Hesperia	CA	451	156	430	—	4	—		—		156	434	590	2	Oct-11
1070	Inglewood	CA	5,011	1,379	3,343	—	391	150	(a)	377	(a)	1,529	4,111	5,640	1,303	Aug-00
1480	Irvine	CA	5,176	3,821	3,999	—	3	—		—		3,821	4,002	7,823	21	Oct-11
1481	Lake Elsinore	CA	—	587	4,219	—	3	—		—		587	4,222	4,809	23	Oct-11

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1482	Lake Elsinore	CA	2,120	294	2,105	—	3	—		—		294	2,108	2,402	11	Oct-11
1278	Lancaster	CA	—	1,425	5,855	—	41	—		—		1,425	5,896	7,321	310	Oct-09
1358	Lancaster	CA	5,840	1,347	5,827	—	198	—		—		1,347	6,025	7,372	949	Jul-06
1013	Livermore	CA	—	1,134	4,615	—	128	—		—		1,134	4,743	5,877	951	Jun-04
1483	Long Beach	CA	2,798	1,772	2,539	—	2	—		—		1,772	2,541	4,313	14	Oct-11
1057	Los Angeles	CA	5,207	1,431	2,976	—	145	180	(a)	374	(a)	1,611	3,495	5,106	1,061	Mar-00
1160	Los Angeles	CA	—	3,991	9,774	—	36	—		—		3,991	9,810	13,801	1,014	Dec-07
1235	Los Angeles	CA	—	2,200	8,108	—	5	—		—		2,200	8,113	10,313	689	Sep-08
1296	Los Gatos	CA	—	2,550	—	—	—	—		—		2,550	—	2,550	—
8055	Manteca	CA	3,761	848	2,543	—	102	—		—		848	2,645	3,493	564	Jan-04
1383	Modesto	CA	1,494	909	3,043	—	261	—		—		909	3,304	4,213	447	Jun-07
1122	North Hollywood	CA	—	3,125	9,257	—	85	—		—		3,125	9,342	12,467	1,364	May-06
1053	Oakland	CA	2,929	—	3,777	—	463	—		494	(a)	—	4,734	4,734	1,472	Apr-00
1267	Oakland	CA	—	3,024	11,321	—	77	—		—		3,024	11,398	14,422	452	May-10
0645	Oceanside	CA	9,527	3,241	11,361	—	652	—		—		3,241	12,013	15,254	2,200	Jul-05
1254	Pacoima	CA	5,760	3,050	7,597	—	51	—		—		3,050	7,648	10,698	450	Aug-09
1111	Palmdale	CA	—	1,225	5,379	—	2,148	—		—		1,225	7,527	8,752	1,298	Jan-05
1484	Paramount	CA	2,693	1,404	2,549	—	4	—		—		1,404	2,553	3,957	14	Oct-11
1020	Pico Rivera	CA	4,290	1,150	3,450	—	128	—		—		1,150	3,578	4,728	946	Aug-00
1485	Placentia	CA	6,995	4,798	5,483	—	2	—		—		4,798	5,485	10,283	29	Oct-11
1382	Pleasanton	CA	2,944	1,208	4,283	—	376	—		—		1,208	4,659	5,867	701	May-07
1029	Richmond	CA	5,074	953	4,635	—	557	—		—		953	5,192	6,145	1,063	Jun-04
8016	Riverside	CA	2,341	1,075	4,042	—	442	—		—		1,075	4,484	5,559	952	Aug-04
0328	Sacramento	CA	4,125	852	4,720	—	371	—		—		852	5,091	5,943	965	Jul-05
1273	Sacramento	CA	2,867	1,738	5,522	—	42	106	(a)	(81)	(a) (c)	1,844	5,483	7,327	177	Oct-10
1433	Sacramento	CA	—	2,400	7,425	—	31	—		—		2,400	7,456	9,856	439	Sep-09
1007	San Bernardino	CA	—	1,213	3,061	—	126	—		—		1,213	3,187	4,400	662	Jun-04
1194	San Bernardino	CA	—	750	5,135	—	41	—		—		750	5,176	5,926	689	Jun-06
1486	San Dimas	CA	5,596	1,867	6,354	—	6	—		—		1,867	6,360	8,227	34	Oct-11
1368	San Francisco	CA	13,040	8,457	9,928	—	1,182	—		—		8,457	11,110	19,567	1,597	Jun-07
8145	San Jose	CA	8,939	5,340	6,821	—	169	—		—		5,340	6,990	12,330	377	Sep-09
1257	San Leandro	CA	4,328	3,343	6,630	—	37	(52)	(a)	(237)	(a)	3,291	6,430	9,721	209	Oct-10
1377	San Leandro	CA	9,829	4,601	9,777	—	1,881	—		—		4,601	11,658	16,259	1,631	Aug-07
1261	Santa Clara	CA	8,153	4,750	8,218	—	23	—		—		4,750	8,241	12,991	485	Jul-09
1384	Santa Fe Springs	CA	6,814	3,617	7,022	—	273	—		—		3,617	7,295	10,912	874	Oct-07
1487	Santa Maria	CA	—	1,556	2,740	—	24	—		—		1,556	2,764	4,320	15	Oct-11
1488	Santa Maria	CA	3,305	1,310	3,526	—	3	—		—		1,310	3,529	4,839	19	Oct-11
8008	Sherman Oaks	CA	17,129	4,051	12,152	—	260	—		—		4,051	12,412	16,463	2,377	Aug-04
1275	Simi Valley	CA	—	5,533	—	—	—	(1,285)	(e)	—		4,248	—	4,248	—
1095	Stockton	CA	—	649	3,272	—	159	—		—		649	3,431	4,080	868	May-02
1425	Sylmar	CA	4,240	3,058	4,671	—	226	—		—		3,058	4,897	7,955	534	May-08
1253	Thousand Oaks	CA	—	4,500	—	—	—	(1,000)	(e)	—		3,500	—	3,500	—

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1009	Torrance	CA	—	3,710	6,271	—	505	400	(d)	—		4,110	6,776	10,886	1,384	Jun-04
1112	Tracy	CA	2,819	778	2,638	—	137	133	(a)	481	(a) (c)	911	3,256	4,167	745	Jul-03
1174	Tracy	CA	—	946	1,937	—	150	—		10	(c)	946	2,097	3,043	521	Apr-04
1379	Vallejo	CA	—	1,177	2,157	—	815	—		—		1,177	2,972	4,149	488	Jun-07
8011	Venice	CA	6,421	2,803	8,410	—	125	—		—		2,803	8,535	11,338	1,637	Aug-04
1489	Victorville	CA	722	151	751	—	3	—		—		151	754	905	4	Oct-11
0144	Watsonville	CA	3,339	1,699	3,056	—	182	—		—		1,699	3,238	4,937	601	Jul-05
1083	Whittier	CA	—	—	2,985	—	83	—		20	(c)	—	3,088	3,088	784	Jun-02
1073	Arvada	CO	—	286	1,521	—	608	—		—		286	2,129	2,415	728	Sep-00
1458	Castle Rock	CO	1,261	407	3,077	—	32	—		—		407	3,109	3,516	50	May-11
0665	Colorado Springs	CO	—	781	3,400	—	163	—		—		781	3,563	4,344	451	Aug-07
0744	Colorado Springs	CO	3,401	1,525	4,310	—	183	—		—		1,525	4,493	6,018	386	Nov-08
1459	Colorado Springs	CO	1,881	296	4,199	—	71	—		—		296	4,270	4,566	60	Jun-11
0679	Denver	CO	2,742	368	1,574	—	154	—		—		368	1,728	2,096	341	Jul-05
1074	Denver	CO	—	602	2,052	—	555	143	(a)	512	(a)	745	3,119	3,864	945	Sep-00
1359	Parker	CO	2,672	800	4,549	—	562	—		—		800	5,111	5,911	796	Sep-06
1075	Thornton	CO	—	212	2,044	—	546	36	(a)	389	(a)	248	2,979	3,227	978	Sep-00
1076	Westminster	CO	—	291	1,586	—	874	8	(a)	48	(a)	299	2,508	2,807	881	Sep-00
1079	Groton	CT	2,386	1,277	3,992	—	346	—		46	(c)	1,277	4,384	5,661	1,028	Jan-04
1192	Middletown	CT	2,056	932	2,810	—	145	—		—		932	2,955	3,887	313	Dec-07
1097	Wethersfield	CT	—	709	4,205	—	135	—		16	(c)	709	4,356	5,065	1,083	Aug-02
1392	Coral Springs	FL	3,915	3,638	6,590	—	189	—		—		3,638	6,779	10,417	671	Jun-08
0752	Deland	FL	—	1,318	3,971	—	228	—		—		1,318	4,199	5,517	659	Jan-06
1402	Estero	FL	—	2,198	8,215	—	13	—		—		2,198	8,228	10,426	483	Jul-09
0101	Fort Myers	FL	4,322	1,985	4,983	—	372	—		—		1,985	5,355	7,340	1,028	Jul-05
1308	Fort Myers	FL	3,009	1,691	4,711	—	164	—		29	(c)	1,691	4,904	6,595	1,011	Aug-04
1310	Ft Lauderdale	FL	2,710	1,587	4,205	—	253	—		32	(c)	1,587	4,490	6,077	926	Aug-04
1427	Ft Lauderdale	FL	4,999	2,750	7,002	—	458	—		—		2,750	7,460	10,210	149	May-11
1337	Greenacres	FL	—	1,463	3,244	—	70	—		14	(c)	1,463	3,328	4,791	620	Mar-05
1266	Hialeah	FL	—	2,800	7,588	—	56	—		—		2,800	7,644	10,444	655	Aug-08
1403	Hialeah	FL	3,582	1,678	6,807	—	15	—		—		1,678	6,822	8,500	226	Sep-10
1409	Hialeah	FL	2,858	1,750	7,150	—	19	—		—		1,750	7,169	8,919	361	Jan-10
0763	Hollywood	FL	7,071	3,214	8,689	—	199	—		—		3,214	8,888	12,102	984	Nov-07
1424	Kendall	FL	—	2,375	5,543	—	45	—		—		2,375	5,588	7,963	77	Feb-11
1314	Madeira Beach	FL	2,677	1,686	5,163	—	140	—		29	(c)	1,686	5,332	7,018	1,060	Aug-04
1068	Margate	FL	3,247	430	3,139	—	320	39	(a)	287	(a)	469	3,746	4,215	1,133	Aug-00
1066	Miami	FL	3,332	1,325	4,395	—	370	114	(a)	388	(a)	1,439	5,153	6,592	1,577	Aug-00
1067	Miami	FL	9,158	5,315	4,305	—	247	544	(a)	447	(a)	5,859	4,999	10,858	1,488	Aug-00
1385	Miami	FL	5,414	1,238	7,597	—	218	—		—		1,238	7,815	9,053	996	May-07
1466	Miami	FL	—	521	5,198	—	8	—		—		521	5,206	5,727	28	Oct-11
1429	Miami	FL	5,712	4,798	9,475	—	25	—		—		4,798	9,500	14,298	499	Nov-09
1064	North Lauderdale	FL	3,629	428	3,516	—	621	31	(a)	260	(a)	459	4,397	4,856	1,422	Aug-00

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1060	North Miami	FL	—	1,256	6,535	—	440	—		—		1,256	6,975	8,231	1,450	Jun-04
1335	Ocoee	FL	2,202	872	3,642	—	178	—		17	(c)	872	3,837	4,709	743	Mar-05
1317	Orlando	FL	—	1,216	5,008	—	201	—		39	(c)	1,216	5,248	6,464	1,069	Aug-04
1333	Orlando	FL	4,368	2,233	9,223	—	315	—		21	(c)	2,233	9,559	11,792	1,755	Mar-05
1334	Orlando	FL	4,027	1,474	6,101	—	223	—		21	(c)	1,474	6,345	7,819	1,149	Mar-05
1336	Orlando	FL	3,337	1,166	4,816	—	1,144	—		15	(c)	1,166	5,975	7,141	1,038	Mar-05
8136	Orlando	FL	—	625	2,133	—	49	—		—		625	2,182	2,807	87	Jul-10
1432	Plantation	FL	—	3,850	—	—	—	(1,900)	(e)	—		1,950	—	1,950	—
1318	Port Charlotte	FL	—	1,389	4,632	—	132	—		20	(c)	1,389	4,784	6,173	950	Aug-04
1319	Riverview	FL	2,552	654	2,953	—	133	—		29	(c)	654	3,115	3,769	650	Aug-04
0545	Tampa	FL	3,994	1,425	4,766	—	285	—		—		1,425	5,051	6,476	707	Mar-07
1366	Tampa	FL	3,455	883	3,533	—	139	—		—		883	3,672	4,555	513	Nov-06
1324	Valrico	FL	3,080	1,197	4,411	—	162	—		34	(c)	1,197	4,607	5,804	922	Aug-04
0692	Venice	FL	7,065	1,969	5,903	—	243	—		—		1,969	6,146	8,115	1,004	Jan-06
0976	West Palm Beach	FL	3,929	1,752	4,909	—	361	—		—		1,752	5,270	7,022	1,027	Jul-05
1065	West Palm Beach	FL	1,581	1,164	2,511	—	341	82	(a)	180	(a)	1,246	3,032	4,278	933	Aug-00
1069	West Palm Beach	FL	1,821	1,312	2,511	—	445	104	(a)	204	(a)	1,416	3,160	4,576	1,019	Aug-00
1186	West Palm Beach	FL	—	1,729	4,058	—	—	—		—		1,729	4,058	5,787	4	Dec-11
0693	Alpharetta	GA	2,703	1,893	3,161	—	123	—		—		1,893	3,284	5,177	501	Aug-06
1304	Atlanta	GA	—	3,737	8,333	—	328	—		35	(c)	3,737	8,696	12,433	1,722	Aug-04
1320	Atlanta	GA	—	1,665	2,028	—	138	—		21	(c)	1,665	2,187	3,852	464	Aug-04
1338	Atlanta	GA	6,844	3,319	8,325	—	366	—		33	(c)	3,319	8,724	12,043	1,643	Feb-05
0699	Dacula	GA	3,862	1,993	3,001	—	93	—		—		1,993	3,094	5,087	492	Jan-06
8163	Douglasville	GA	—	1,209	719	—	20	—		—		1,209	739	1,948	30	Jun-10
0753	Duluth	GA	3,308	1,454	4,151	—	81	—		—		1,454	4,232	5,686	516	Jun-07
8162	Kennesaw	GA	—	673	1,151	—	63	—		—		673	1,214	1,887	49	Jun-10
8134	Lithonia	GA	—	1,958	3,645	—	27	—		—		1,958	3,672	5,630	204	Nov-09
8161	Marietta	GA	—	887	2,617	—	66	—		—		887	2,683	3,570	105	Jun-10
1321	Snellville	GA	—	2,691	4,026	—	198	—		23	(c)	2,691	4,247	6,938	859	Aug-04
0417	Stone Mountain	GA	1,826	925	3,505	—	209	—		—		925	3,714	4,639	669	Jul-05
1322	Stone Mountain	GA	2,945	1,817	4,382	—	206	—		24	(c)	1,817	4,612	6,429	919	Aug-04
0745	Sugar Hill	GA	—	1,368	2,540	—	148	—		—		1,368	2,688	4,056	343	Jun-07
0754	Sugar Hill	GA	—	1,371	2,547	—	131	—		—		1,371	2,678	4,049	347	Jun-07
1313	Alpharetta	GL	—	1,973	1,587	—	136	—		20	(c)	1,973	1,743	3,716	375	Aug-04
1375	Kahului	HI	—	3,984	15,044	—	500	—		—		3,984	15,544	19,528	1,942	Jun-07
1376	Kapolei	HI	14,824	—	24,701	—	328	—		—		—	25,029	25,029	2,986	Jun-07
0728	Chicago	IL	3,143	449	2,471	—	605	—		—		449	3,076	3,525	634	Jul-05
0729	Chicago	IL	2,848	472	2,582	—	594	—		—		472	3,176	3,648	677	Jul-05
0731	Chicago	IL	4,322	621	3,428	—	774	—		—		621	4,202	4,823	901	Jul-05
1226	Chicago	IL	—	1,925	—	—	—	—		—		1,925	—	1,925	—
1108	Crest Hill	IL	2,475	847	2,946	—	87	121	(a)	472	(a) (c)	968	3,505	4,473	806	Jul-03
1171	Gurnee	IL	—	1,374	8,296	—	74	—		—		1,374	8,370	9,744	911	Oct-07
1178	Highland Park	IL	—	5,798	6,016	—	8	—		—		5,798	6,024	11,822	6	Dec-11
1173	Naperville	IL	—	1,860	5,793	—	4	—		—		1,860	5,797	7,657	6	Dec-11
1259	Naperville	IL	—	2,800	7,355	—	79	(850)	(e)	—		1,950	7,434	9,384	584	Dec-08
1242	North Aurora	IL	—	600	5,833	—	86	—		—		600	5,919	6,519	547	May-08
1104	South Holland	IL	1,577	839	2,879	—	177	26	(a)	108	(a) (c)	865	3,164	4,029	787	Oct-02
1263	Tinley Park	IL	—	1,823	4,794	—	79	(275)	(e)	—		1,548	4,873	6,421	413	Aug-08
1393	Carmel	IN	—	1,169	4,393	—	199	—		—		1,169	4,592	5,761	426	Oct-08

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1514	Connersville	IN	—	472	315	—	51	—		—		472	366	838	5	Jun-11
1394	Fort Wayne	IN	—	1,899	3,292	—	238	—		—		1,899	3,530	5,429	344	Oct-08
0652	Indianapolis	IN	—	588	3,457	—	203	—		—		588	3,660	4,248	480	Aug-07
1395	Indianapolis	IN	—	426	2,903	—	216	—		—		426	3,119	3,545	312	Oct-08
1396	Indianapolis	IN	—	850	4,545	—	247	—		—		850	4,792	5,642	457	Oct-08
1397	Mishawaka	IN	—	630	3,349	—	196	—		—		630	3,545	4,175	341	Oct-08
1513	Richmond	IN	—	723	482	—	48	—		—		723	530	1,253	8	Jun-11
0586	Wichita	KS	2,154	366	1,897	—	306	—		—		366	2,203	2,569	415	Apr-06
1515	Covington	KY	—	839	2,543	—	53	—		—		839	2,596	3,435	36	Jun-11
0343	Louisville	KY	2,947	586	3,244	—	212	—		—		586	3,456	4,042	672	Jul-05
0648	Louisville	KY	2,535	1,217	4,611	—	138	—		—		1,217	4,749	5,966	862	Jul-05
0668	Louisville	KY	3,617	892	2,677	—	145	—		—		892	2,822	3,714	469	Dec-05
1315	Metairie	LA	4,009	2,056	4,216	—	111	—		18	(c)	2,056	4,345	6,401	864	Aug-04
1316	New Orleans	LA	5,668	4,058	4,325	—	555	—		24	(c)	4,058	4,904	8,962	1,011	Aug-04
1028	Ashland	MA	—	474	3,324	—	290	—		27	(c)	474	3,641	4,115	1,003	Jun-03
1010	Auburn	MA	—	918	3,728	—	215	—		—		918	3,943	4,861	1,187	May-04
1025	Brockton	MA	—	647	2,762	—	121	—		—		647	2,883	3,530	791	May-04
1056	Dedham	MA	2,473	2,127	3,041	—	472	—		28	(c)	2,127	3,541	5,668	1,071	Mar-02
1205	Dedham	MA	—	2,443	7,328	—	995	—		16	(c)	2,443	8,339	10,782	1,826	Feb-04
1208	East Somerville	MA	—	—	—	—	137	—		14	(c)	—	151	151	78	Feb-04
0675	Everett	MA	—	692	2,129	—	638	—		—		692	2,767	3,459	582	Jul-05
1001	Foxboro	MA	—	759	4,158	—	445	—		—		759	4,603	5,362	1,641	May-04
1002	Hudson	MA	—	806	3,122	—	283	—		—		806	3,405	4,211	1,149	May-04
1098	Jamaica Plain	MA	2,742	3,285	11,275	—	112	—		—		3,285	11,387	14,672	1,194	Dec-07
1084	Kingston	MA	—	555	2,491	—	118	—		32	(c)	555	2,641	3,196	764	Oct-02
7002	Lynn	MA	—	1,703	3,237	—	263	—		—		1,703	3,500	5,203	1,016	Jun-01
1035	Marshfield	MA	4,776	1,039	4,155	—	202	—		—		1,039	4,357	5,396	896	Mar-04
1099	Milton	MA	—	2,838	3,979	—	6,400	—		20	(c)	2,838	10,399	13,237	1,566	Nov-02
1011	North Oxford	MA	—	482	1,762	—	207	46	(a)	168	(a)	528	2,137	2,665	717	Oct-99
1022	Northborough	MA	—	280	2,715	—	498	—		—		280	3,213	3,493	1,028	Feb-01
1019	Norwood	MA	—	2,160	2,336	—	1,502	61	(a)	95	(a)	2,221	3,933	6,154	1,036	Aug-99
0519	Plainville	MA	5,198	2,223	4,430	—	369	—		—		2,223	4,799	7,022	1,068	Jul-05
1204	Quincy	MA	—	1,359	4,078	—	225	—		18	(c)	1,359	4,321	5,680	974	Feb-04
1023	Raynham	MA	—	588	2,270	—	261	82	(a)	323	(a)	670	2,854	3,524	835	May-00
1135	Revere	MA	—	2,275	6,935	—	—	—		—		2,275	6,935	9,210	7	Dec-11
1094	Saugus	MA	3,802	1,725	5,514	—	395	—		104	(c)	1,725	6,013	7,738	1,536	Jun-03
1107	Somerville	MA	6,939	1,728	6,570	—	519	3	(a)	13	(a)	1,731	7,102	8,833	1,871	Jun-01
0746	Stoneham	MA	6,163	944	5,241	—	153	—		—		944	5,394	6,338	950	Jul-05
1047	Stoughton	MA	—	1,754	2,769	—	236	—		—		1,754	3,005	4,759	930	May-04
1206	Waltham	MA	—	3,770	11,310	—	1,005	—		17	(c)	3,770	12,332	16,102	2,514	Feb-04
7001	Weymouth	MA	—	2,806	3,129	—	170	—		—		2,806	3,299	6,105	1,041	Sep-00

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1207	Woburn	MA	—	—	—	—	219	—		17	(c)	—	236	236	99	Feb-04
1003	Worcester	MA	—	896	4,377	—	2,718	—		—		896	7,095	7,991	1,764	May-04
1219	Worcester	MA	3,393	1,350	4,433	—	86	—		—		1,350	4,519	5,869	613	Dec-06
0152	Annapolis	MD	—	1,375	8,896	—	266	—		—		1,375	9,162	10,537	1,115	Aug-07
1381	Annapolis	MD	6,825	5,248	7,247	—	152	—		—		5,248	7,399	12,647	936	Apr-07
0919	Arnold	MD	9,331	2,558	9,446	—	287	—		—		2,558	9,733	12,291	1,700	Jul-05
1233	Baltimore	MD	3,067	800	5,955	—	53	—		—		800	6,008	6,808	495	Nov-08
1439	Baltimore	MD	—	1,900	5,277	—	53	—		—		1,900	5,330	7,230	211	Jun-10
0552	Bethesda	MD	12,572	—	18,331	—	321	—		—		—	18,652	18,652	3,522	Jul-05
1453	Capitol Heights	MD	—	1,461	9,866	—	104	—		—		1,461	9,970	11,431	313	Oct-10
0950	Columbia	MD	8,251	1,736	9,632	—	241	—		—		1,736	9,873	11,609	1,708	Jul-05
1262	Edgewood	MD	—	1,000	—	—	—	(575)	(e)	—		425	—	425	—
0980	Ft. Washington	MD	11,280	4,920	9,174	—	151	—		—		4,920	9,325	14,245	1,226	Jan-07
8248	Glen Burnie	MD	—	1,303	4,218	—	71	—		—		1,303	4,289	5,592	51	Jul-11
1195	Lanham	MD	—	3,346	10,079	—	922	(728)	(b)	12	(c)	2,618	11,013	13,631	2,389	Feb-04
1292	Laurel Heights	MD	6,360	3,000	5,930	—	57	—		—		3,000	5,987	8,987	641	Dec-07
0918	Pasadena	MD	—	1,869	3,056	—	693	—		—		1,869	3,749	5,618	403	Sep-08
1287	Pasadena	MD	—	3,500	7,407	—	7	—		—		3,500	7,414	10,914	103
8211	Randallstown	MD	4,839	764	6,331	—	16	—		—		764	6,347	7,111	62	Aug-11
0380	Rockville	MD	12,645	4,596	11,328	—	238	—		—		4,596	11,566	16,162	1,612	Sep-06
0507	Towson	MD	4,027	861	4,742	—	185	—		—		861	4,927	5,788	892	Jul-05
0309	Grandville	MI	1,670	726	1,298	—	357	—		—		726	1,655	2,381	367	Jul-05
0556	Mount Clemens	MI	2,063	798	1,796	—	315	—		—		798	2,111	2,909	418	Jul-05
0664	Florissant	MO	—	1,241	4,648	—	290	—		—		1,241	4,938	6,179	681	Aug-07
0985	Grandview	MO	1,080	612	1,770	—	304	—		—		612	2,074	2,686	475	Jul-05
0656	St. Louis	MO	—	1,444	4,162	—	240	—		—		1,444	4,402	5,846	597	Aug-07
0663	St. Louis	MO	2,834	676	3,551	—	251	—		—		676	3,802	4,478	523	Aug-07
1061	St. Louis	MO	2,057	631	2,159	—	305	59	(a)	205	(a)	690	2,669	3,359	845	Jun-00
1062	St. Louis	MO	1,577	156	1,313	—	369	17	(a)	151	(a)	173	1,833	2,006	604	Jun-00
8027	Merrimack	NH	—	754	3,299	—	209	63	(a)	279	(a)	817	3,787	4,604	926	Apr-99
0738	Nashua	NH	—	—	755	—	80	—		—		—	835	835	204	Jul-05
1329	Avenel	NJ	7,972	1,518	8,037	—	218	—		24	(c)	1,518	8,279	9,797	1,553	Jan-05
1330	Bayville	NJ	3,210	1,193	5,312	—	222	—		41	(c)	1,193	5,575	6,768	1,102	Dec-04
1408	Bellmawr	NJ	—	3,600	4,765	—	147	75	(c)	—		3,675	4,912	8,587	342	Sep-08
1115	Edison	NJ	5,690	2,519	8,547	—	450	—		—		2,519	8,997	11,516	2,421	Dec-01
1116	Egg Harbor Twp.	NJ	7,445	1,724	5,001	—	643	—		—		1,724	5,644	7,368	1,573	Dec-01
1258	Ewing	NJ	—	1,552	4,720	—	210	11	(c)	(362)	(e)	1,563	4,568	6,131	604	Mar-07
1038	Glen Rock	NJ	—	1,109	2,401	—	149	113	(a)	249	(a)(c)	1,222	2,799	4,021	713	Mar-01
0330	Hackensack	NJ	—	2,283	11,234	—	641	—		—		2,283	11,875	14,158	2,224	Jul-05
1117	Hazlet	NJ	8,019	1,362	10,262	—	526	—		—		1,362	10,788	12,150	2,834	Dec-01

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1039	Hoboken	NJ	8,170	2,687	6,092	—	198	—		3	(c)	2,687	6,293	8,980	1,589	Jul-02
1118	Howell	NJ	3,272	2,440	3,407	—	367	—		—		2,440	3,774	6,214	1,050	Dec-01
1120	Iselin	NJ	3,794	505	4,524	—	398	—		—		505	4,922	5,427	1,396	Dec-01
1196	Lawrenceville	NJ	—	3,402	10,230	—	408	—		8	(c)	3,402	10,646	14,048	2,245	Feb-04
0739	Linden	NJ	3,886	1,517	8,384	—	194	—		—		1,517	8,578	10,095	1,474	Jul-05
1328	Lumberton	NJ	3,649	831	4,060	—	146	—		22	(c)	831	4,228	5,059	879	Dec-04
1040	Lyndhurst	NJ	—	2,679	4,644	—	221	250	(a)	446	(a)(c)	2,929	5,311	8,240	1,340	Mar-01
8093	Maple Shade	NJ	—	1,093	5,492	—	1	—		—		1,093	5,493	6,586	6	Dec-11
0784	Merchantville	NJ	—	1,644	3,115	—	84	—		—		1,644	3,199	4,843	45	Jun-11
1054	Metuchen	NJ	—	1,153	4,462	—	208	—		—		1,153	4,670	5,823	1,237	Dec-01
1428	Monmouth Junction	NJ	—	1,700	5,835	—	22	—		—		1,700	5,857	7,557	294	Dec-09
1197	Morrisville	NJ	—	2,487	7,494	—	1,117	—		11	(c)	2,487	8,622	11,109	1,839	Feb-04
1360	Neptune	NJ	5,666	4,204	8,906	—	240	—		—		4,204	9,146	13,350	1,238	Nov-06
0677	North Bergen	NJ	—	861	17,127	—	—	—		—		861	17,127	17,988	92	Oct-11
0809	North Bergen	NJ	—	2,299	12,728	—	369	—		—		2,299	13,097	15,396	2,245	Jul-05
1089	North Bergen	NJ	6,545	2,100	6,606	—	183	—		74	(c)	2,100	6,863	8,963	1,636	Jul-03
1119	Old Bridge	NJ	5,130	2,758	6,450	—	909	—		—		2,758	7,359	10,117	1,972	Dec-01
0810	Parlin	NJ	—	2,517	4,516	—	396	—		—		2,517	4,912	7,429	1,050	Jul-05
1032	Parlin	NJ	—	—	5,273	—	329	—		—		—	5,602	5,602	1,770	May-04
0655	Toms River	NJ	5,123	1,790	9,935	—	277	—		—		1,790	10,212	12,002	1,891	Jul-05
1331	Union	NJ	—	1,754	6,237	—	232	—		78	(c)	1,754	6,547	8,301	1,299	Dec-04
0547	Albuquerque	NM	—	1,298	4,628	—	599	—		—		1,298	5,227	6,525	676	Aug-07
1058	Las Vegas	NV	1,244	251	717	—	323	27	(a)	87	(a)	278	1,127	1,405	433	Feb-00
1465	Las Vegas	NV	—	1,441	1,810	—	11	—		—		1,441	1,821	3,262	25	Jun-11
1391	Bohemia	NY	1,580	1,456	1,398	—	322	—		—		1,456	1,720	3,176	215	Dec-07
1042	Bronx	NY	—	3,450	21,210	—	—	—		—		3,450	21,210	24,660	23	Dec-11
1213	Bronx	NY	9,774	3,995	11,870	—	566	—		28	(c)	3,995	12,464	16,459	2,519	Aug-04
1399	Brooklyn	NY	14,069	12,993	10,405	—	110	—		—		12,993	10,515	23,508	893	Oct-08
1450	Brooklyn	NY	6,431	2,802	6,536	—	109	—		—		2,802	6,645	9,447	284	May-10
1398	Centereach	NY	2,135	2,226	1,657	—	116	—		—		2,226	1,773	3,999	165	Oct-08
1451	Freeport	NY	5,485	5,676	3,784	—	74	—		—		5,676	3,858	9,534	113	Nov-10
0502	Mount Vernon	NY	5,100	1,585	6,025	—	1,163	—		—		1,585	7,188	8,773	1,290	Jul-05
1087	Mount Vernon	NY	3,386	1,926	7,622	—	606	—		33	(c)	1,926	8,261	10,187	1,982	Nov-02

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1055	Nanuet	NY	3,776	2,072	4,644	666	948	—		24	(c)	2,738	5,616	8,354	1,412	Feb-02
0406	New Paltz	NY	3,210	2,059	3,715	—	367	—		—		2,059	4,082	6,141	810	Jul-05
0539	New York	NY	10,069	3,060	16,978	—	604	—		—		3,060	17,582	20,642	3,104	Jul-05
1050	Plainview	NY	5,119	4,287	3,710	—	577	—		—		4,287	4,287	8,574	1,324	Dec-00
1501	Cincinnati	OH	—	2,941	2,177	—	112	—		—		2,941	2,289	5,230	32	Jun-11
1502	Cincinnati	OH	4,832	1,815	5,733	—	152	—		—		1,815	5,885	7,700	84	Jun-11
1503	Cincinnati	OH	—	1,445	3,755	—	80	—		—		1,445	3,835	5,280	54	Jun-11
1504	Cincinnati	OH	—	1,217	1,941	—	86	—		—		1,217	2,027	3,244	29	Jun-11
0438	Columbus	OH	2,848	483	2,654	—	483	—		—		483	3,137	3,620	715	Jul-05
1511	Greenville	OH	—	189	302	—	30	—		—		189	332	521	5	Jun-11
1505	Hamilton	OH	—	673	2,910	—	59	—		—		673	2,969	3,642	42	Jun-11
0365	Kent	OH	1,473	220	1,206	—	152	—		—		220	1,358	1,578	319	Jul-05
1506	Lebanon	OH	—	1,657	1,566	—	62	—		—		1,657	1,628	3,285	23	Jun-11
1507	Middletown	OH	—	534	1,047	—	54	—		—		534	1,101	1,635	16	Jun-11
1509	Sidney	OH	—	201	262	—	51	—		—		201	313	514	5	Jun-11
1510	Troy	OH	—	273	544	—	37	—		—		273	581	854	9	Jun-11
1512	Washington Court House	OH	—	197	499	—	29	—		—		197	528	725	8	Jun-11
1508	Xenia	OH	—	302	1,022	—	45	—		—		302	1,067	1,369	15	Jun-11
0288	Aloha	OR	6,371	1,221	6,262	—	199	—		—		1,221	6,461	7,682	1,166	Jul-05
1294	King City	OR	4,550	2,520	6,845	—	43	—		—		2,520	6,888	9,408	362	Sep-09
1332	Bensalem	PA	3,127	1,131	4,525	—	181	—		66	(c)	1,131	4,772	5,903	963	Dec-04
1354	Bensalem	PA	—	750	3,015	—	150	—		—		750	3,165	3,915	518	Mar-06
1036	Doylestown	PA	—	220	3,442	—	313	301	(a)(d)	384	(a)	521	4,139	4,660	1,053	Nov-99
1046	Kennedy Township	PA	—	736	3,173	—	169	—		—		736	3,342	4,078	1,035	May-04
1198	Philadelphia	PA	—	1,965	5,925	—	968	—		7	(c)	1,965	6,900	8,865	1,483	Feb-04
1045	Pittsburgh	PA	—	889	4,117	—	474	—		—		889	4,591	5,480	1,353	May-04
1063	Pittsburgh	PA	—	991	1,990	—	448	91	(a)	199	(a)	1,082	2,637	3,719	760	Aug-00
1048	Willow Grove	PA	—	1,297	4,027	—	164	—		—		1,297	4,191	5,488	111	Jan-11
0741	Johnston	RI	6,974	2,658	4,799	—	365	—		—		2,658	5,164	7,822	991	Jul-05
1150	Johnston	RI	—	533	2,127	—	1	—		—		533	2,128	2,661	2	Dec-11
1303	Charleston	SC	3,614	1,279	4,171	—	100	—		30	(c)	1,279	4,301	5,580	859	Aug-04
1305	Columbia	SC	2,896	838	3,312	—	149	—		38	(c)	838	3,499	4,337	734	Aug-04
1311	Goose Creek	SC	—	1,683	4,372	—	931	—		30	(c)	1,683	5,333	7,016	961	Aug-04
1323	Summerville	SC	—	450	4,454	—	123	—		26	(c)	450	4,603	5,053	923	Aug-04
0487	Cordova	TN	2,652	852	2,720	—	224	—		—		852	2,944	3,796	578	Jul-05
0704	Cordova	TN	—	894	2,680	—	135	—		—		894	2,815	3,709	383	Jan-07
8122	Cordova	TN	2,143	652	1,791	—	3	—		—		652	1,794	2,446	33	Apr-11
0574	Nashville	TN	2,960	390	2,598	—	610	—		—		390	3,208	3,598	622	Apr-06

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1363	Allen	TX	4,325	901	5,553	—	182	—		—		901	5,735	6,636	788	Nov-06
1301	Arlington	TX	2,292	534	2,525	—	271	—		34	(c)	534	2,830	3,364	641	Aug-04
1302	Austin	TX	5,011	870	4,455	—	250	—		35	(c)	870	4,740	5,610	972	Aug-04
0514	Dallas	TX	11,700	1,980	12,501	—	275	—		—		1,980	12,776	14,756	1,914	May-06
0561	Dallas	TX	2,080	337	2,216	—	402	—		—		337	2,618	2,955	510	Apr-06
1307	Dallas	TX	11,188	4,432	6,181	—	417	—		36	(c)	4,432	6,634	11,066	1,352	Aug-04
0795	Euless	TX	—	671	3,213	—	182	—		—		671	3,395	4,066	60	Apr-11
1309	Fort Worth	TX	2,231	631	5,794	—	178	—		31	(c)	631	6,003	6,634	1,202	Aug-04
1312	Grand Prairie	TX	2,317	551	2,330	—	172	—		31	(c)	551	2,533	3,084	520	Aug-04
0584	Houston	TX	—	2,596	8,735	—	236	—		—		2,596	8,971	11,567	1,357	Apr-06
1457	Houston	TX	—	402	1,870	—	133	—		—		402	2,003	2,405	56	Dec-10
1456	La Porte	TX	—	1,608	2,351	—	185	—		—		1,608	2,536	4,144	73	Dec-10
1364	Plano	TX	4,435	1,010	6,203	—	270	—		—		1,010	6,473	7,483	875	Nov-06
1365	Plano	TX	—	614	3,775	—	198	—		—		614	3,973	4,587	569	Nov-06
1357	Rowlett	TX	2,052	1,002	2,601	—	264	—		—		1,002	2,865	3,867	441	Aug-06
1306	San Antonio	TX	993	1,269	1,816	—	458	—		30	(c)	1,269	2,304	3,573	506	Aug-04
1326	San Antonio	TX	1,150	253	1,496	—	113	—		32	(c)	253	1,641	1,894	353	Aug-04
1387	San Antonio	TX	—	2,471	3,556	—	186	—		(408)	(f)	2,471	3,334	5,805	393	Dec-07
0521	South Houston	TX	2,413	478	4,069	—	534	—		—		478	4,603	5,081	751	Apr-06
8246	Spring	TX	—	978	1,347	—	2	—		—		978	1,349	2,327	13	Aug-11
1006	Kearns	UT	—	642	2,607	—	250	—		—		642	2,857	3,499	639	Jun-04
1454	Murray	UT	—	571	986	—	259	—		—		571	1,245	1,816	38	Nov-10
0792	Orem	UT	—	841	2,335	—	11	—		—		841	2,346	3,187	42	Apr-11
8002	Salt Lake City	UT	3,180	986	3,455	—	79	—		—		986	3,534	4,520	110	Oct-10
0132	Sandy	UT	4,045	1,349	4,372	—	248	—		—		1,349	4,620	5,969	849	Jul-05
1455	West Jordan	UT	2,212	735	2,146	—	35	—		—		735	2,181	2,916	68	Nov-10
0230	West Valley City	UT	1,817	461	1,722	—	130	—		—		461	1,852	2,313	359	Jul-05
1380	Alexandria	VA	6,094	1,620	13,103	—	503	—		—		1,620	13,606	15,226	1,826	Jun-07
1452	Arlington	VA	—	—	4,802	—	45	—		—		—	4,847	4,847	486	Oct-10
0717	Dumfries	VA	5,421	932	9,349	—	38	—		—		932	9,387	10,319	151	May-11
0678	Falls Church	VA	6,090	1,259	6,975	—	349	—		—		1,259	7,324	8,583	1,306	Jul-05
1325	Richmond	VA	4,703	2,305	5,467	—	114	—		8	(c)	2,305	5,589	7,894	1,086	Aug-04
0764	Stafford	VA	4554	2,076	5,175	—	68	—		—		2,076	5,243	7,319	403	Jan-09
1341	Lakewood	WA	4,580	1,917	5,256	—	158	—		—		1,917	5,414	7,331	850	Feb-06
1342	Lakewood	WA	4,577	1,389	4,780	—	214	—		—		1,389	4,994	6,383	801	Feb-06
0643	Seattle	WA	7,574	2,727	7,241	—	203	—		—		2,727	7,444	10,171	1,323	Jul-05

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2011
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition	Building costs subsequent to acquisition	Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation	Date acquired or development completed
1343	Tacoma	WA	3,365	1,031	3,103	—	135	—		—		1,031	3,238	4,269	534	Feb-06
	Other corporate assets		4,850	849	2,202	—	31,806	(849)	(d)	—		—	34,008	34,008	4,377	Various
	Construction in progress		—	—	—	—	9,366	—		—		—	9,366	9,366	—
	Intangible tenant relationships and lease rights		—	—	38,407	—	5,035	—		—		—	43,442	43,442	35,741	Various

			$937,001	$598,732	$1,827,406	$666	$150,618	$(3,803)		$9,478		$595,595	$1,987,502	$2,583,097	$319,302

(a)
Adjustments relate to the acquisition of joint venture partners interests

(b)
Adjustment relates to partial disposition of land

(c)
Adjustment relates to asset transfers between land, building and/or equipment

(d)
Adjustment relates to asset transfers between entities

(e)
Adjustment relates to impairment charge

(f)
Adjustment relates to a purchase price adjustment

        Activity in real estate facilities during the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Operating facilities
Balance at beginning of year	$2,198,361	$2,249,262	$2,121,257
Acquisitions	301,531	89,750	21,764
Improvements	39,352	16,563	31,652
Transfers from construction in progress	34,777	33,407	78,148
Dispositions and other	(290)	(190,621)	(3,559)

Balance at end of year	$2,573,731	$2,198,361	$2,249,262

Accumulated depreciation:
Balance at beginning of year	$263,042	$233,830	$182,335
Depreciation expense	56,702	48,665	50,530
Dispositions and other	(442)	(19,453)	965

Balance at end of year	$319,302	$263,042	$233,830

Construction in progress
Balance at beginning of year	$37,083	$34,427	$58,734
Current development	7,060	36,063	67,301
Transfers to operating facilities	(34,777)	(33,407)	(78,148)
Dispositions and other	—	—	(13,460)

Balance at end of year	$9,366	$37,083	$34,427

Net real estate assets	$2,263,795	$1,972,402	$2,049,859

        The aggregate cost of real estate for U.S. federal income tax purposes is $2,117,151

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

(ii)   Internal Control over Financial Reporting

(a)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(b)   Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited Extra Space Storage Inc.'s (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extra Space Storage Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011, and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the period ended December 31, 2011 of Extra Space Storage Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 29, 2012

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item is incorporated by reference to the information set forth under the captions "Executive Officers," and "Information About the Board of Directors and its Committees" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

        We have adopted a Code of Business Conduct and Ethics in compliance with rules of the SEC that applies to all of our personnel, including our board of directors, Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Code of Business Conduct and Ethics is available free of charge on the "Investor Relations—Corporate Governance" section of our web site at www.extraspace.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our web site at the address and location specified above.

        The board of directors has adopted Corporate Governance Guidelines and charters for our Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on our website at the address and location specified above. Investors may obtain a free copy of the Code of Business Conduct and Ethics, the Corporate Governance Guidelines and the committee charters by contacting the Investor Relations Department at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, Attn: Clint Halverson or by telephoning (801) 365-4600.

Item 11.    Executive Compensation

        Information with respect to executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Security Ownership of Directors and Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions "Information about the Board of Directors and its Committees" and "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 14.    Principal Accountant Fees and Services

        Information with respect to principal accountant fees and services is incorporated by reference to the information set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

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
10.6
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (incorporated by reference from Exhibit 10.12 of Form 10-K filed on February 26, 2010)
10.7	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference from Exhibit 10.13 of Form 10-K filed on February 26, 2010)
10.8	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.9	Extra Space Storage Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).
10.10	Purchase Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.11	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.12
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.13
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.14
Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 28, 2007).
10.15
Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space. (incorporated by reference from Exhibit 10.23 of Form 10-K filed on February 26, 2010)
10.16	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.17	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).

Exhibit Number	Description
10.18	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference from Exhibit 10.26 of Form 10-K filed on February 26, 2010)
10.19
First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A units among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe and Barbara Knuppe, dated September 28, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).
10.20	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.21	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.22
Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007. (incorporated by reference from Exhibit 10.30 of Form 10-K filed on February 26, 2010)
10.23	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC. (incorporated by reference from Exhibit 10.31 of Form 10-K filed on February 26, 2010)
10.24
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP, dated September 18, 2008. (incorporated by reference from Exhibit 10.32 of Form 10-K filed on February 26, 2010)
10.25
Revolving Promissory Note between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference from Exhibit 10.33 of Form 10-K filed on February 26, 2010)
10.26
Revolving Line of Credit between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference from Exhibit 10.34 of Form 10-K filed on February 26, 2010)
10.27	First Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated April 9, 2009(2)
10.28	Second Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated May 4, 2009(2)
10.29	Third Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated August 27, 2010(2)
10.30	Fourth Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated October 19, 2011(2)
10.31	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2011).
10.32
Separation and Release Agreement, dated December 7, 2011, among Extra Space Storage Inc., Extra Space Storage LP and Kent W. Christensen (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 9, 2011).
10.33	Retention Agreement, dated February 21, 2012, between Extra Space Storage Inc. and Karl Haas, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 21, 2012).

Exhibit Number	Description
14.0	Code of Business Conduct and Ethics adopted May 23, 2007 (incorporated by reference from the Definitive Proxy Statement on Form 14A filed on April 14, 2008.)
21.1	Subsidiaries of the Company(2)
23.1	Consent of Ernst & Young LLP(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101
The following financial information from Registrant's Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on February 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

(1)
Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

(2)
Filed herewith

(3)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012	EXTRA SPACE STORAGE INC.
	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2012	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 29, 2012	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 29, 2012	By:	/s/ GRACE KUNDE Grace Kunde Vice President and Corporate Controller (Principal Accounting Officer)
Date: February 29, 2012	By:	/s/ JOSEPH D. MARGOLIS Joseph D. Margolis Director
Date: February 29, 2012	By:	/s/ ROGER B. PORTER Roger B. Porter Director
Date: February 29, 2012	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director