Form 10-Q
period 2012-03-31
Extra Space Storage Inc.
filed 2012-05-08
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 001-32269

EXTRA SPACE STORAGE INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1076777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2795 East Cottonwood Parkway, Suite 400

Salt Lake City, Utah 84121

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (801) 365-4600

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2012, was 103,860,494.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)

Assets:
Real estate assets, net	$2,266,536	$2,263,795

Investments in real estate ventures	125,336	130,410
Cash and cash equivalents	37,575	26,484
Restricted cash	24,273	25,768
Receivables from related parties and affiliated real estate joint ventures	15,415	18,517
Other assets, net	54,001	51,276
Total assets	$2,523,136	$2,516,250

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,025,923	$937,001
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	87,663	87,663
Premium on notes payable	4,273	4,402
Lines of credit	135,000	215,000
Accounts payable and accrued expenses	38,029	45,079
Other liabilities	32,916	33,754
Total liabilities	1,443,394	1,442,489

Commitments and contingencies

Noncontrolling Interest and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 95,042,862 and 94,783,590 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively	950	948
Paid-in capital	1,294,572	1,290,021
Accumulated other comprehensive deficit	(8,142)	(7,936)
Accumulated deficit	(262,874)	(264,086)
Total Extra Space Storage Inc. stockholders’ equity	1,024,506	1,018,947
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,706	29,695
Noncontrolling interests in Operating Partnership	24,425	24,018
Other noncontrolling interests	1,105	1,101
Total noncontrolling interests and equity	1,079,742	1,073,761
Total liabilities, noncontrolling interests and equity	$2,523,136	$2,516,250

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues:
Property rental	$75,844	$61,490
Management and franchise fees	6,586	5,967
Tenant reinsurance	8,557	7,024
Total revenues	90,987	74,481

Expenses:
Property operations	26,596	23,344
Tenant reinsurance	1,848	1,615
Acquisition related costs	609	249
General and administrative	12,640	11,658
Depreciation and amortization	16,524	13,585
Total expenses	58,217	50,451

Income from operations	32,770	24,030

Interest expense	(18,071)	(16,414)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(444)	(428)
Interest income	275	182
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213
Income before equity in earnings of real estate ventures and income tax expense	15,743	8,583

Equity in earnings of real estate ventures	2,296	1,811
Equity in earnings of real estate ventures - gain on sale of real estate assets	5,429	—
Income tax expense	(950)	(254)
Net income	22,518	10,140
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,649)	(1,532)
Net income allocated to Operating Partnership and other noncontrolling interests	(655)	(307)
Net income attributable to common stockholders	$20,214	$8,301

Net income per common share
Basic	$0.21	$0.09
Diluted	$0.21	$0.09

Weighted average number of shares
Basic	94,888,078	88,045,951
Diluted	99,927,352	92,812,067

Cash dividends paid per common share	$0.20	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

 (unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net income	$22,518	$10,140

Other comprehensive income:
Change in fair value of interest rate swaps	(215)	1,163
Comprehensive income	22,303	11,303
Less: comprehensive income (loss) attributable to noncontrolling interest	2,295	1,893
Comprehensive income attributable to common stockholders	$20,008	$9,410

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
							Accumulated
	Preferred						Other
	Operating	Operating				Paid-in	Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2011	$29,695	$24,018	$1,101	94,783,590	$948	$1,290,021	$(7,936)	$(264,086)	$1,073,761

Issuance of common stock upon the exercise of options	—	—	—	198,541	2	2,442	—	—	2,444
Restricted stock grants issued	—	—	—	73,050	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(12,319)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	957	—	—	957
New issuance of Operating Partnership units	—	377	—	—	—	—	—	—	377
Net income	1,649	651	4	—	—	—	—	20,214	22,518
Other comprehensive income	(2)	(7)	—	—	—	—	(206)	—	(215)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	1,152	—	—	1,152
Distributions to Operating Partnership units held by noncontrolling interests	(1,636)	(614)	—	—	—	—	—	—	(2,250)
Dividends paid on common stock at $0.20 per share	—	—	—	—	—	—	—	(19,002)	(19,002)
Balances at March 31, 2012	$29,706	$24,425	$1,105	95,042,862	$950	$1,294,572	$(8,142)	$(262,874)	$1,079,742

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$22,518	$10,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,524	13,585
Amortization of deferred financing costs	2,246	1,102
Non-cash interest expense related to amortization of discount on exchangeable senior notes	444	428
Non-cash reduction in interest expense related to amortization of premium on note payable	(316)	—
Compensation expense related to stock-based awards	957	1,126
Distributions from real estate ventures in excess of earnings	589	1,313
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	3,102	549
Other assets	2,979	3,110
Accounts payable and accrued expenses	(5,250)	123
Other liabilities	(3,003)	(1,474)
Net cash provided by operating activities	40,790	30,002

Cash flows from investing activities:
Acquisition of real estate assets	(17,549)	(3,811)
Development and construction of real estate assets	(946)	(3,431)
Investments in real estate ventures	(356)	(3,077)
Return of investment in real estate ventures	1,492	—
Change in restricted cash	1,495	(10,029)
Purchase of equipment and fixtures	(531)	(309)
Net cash used in investing activities	(16,395)	(20,657)

Cash flows from financing activities:
Proceeds from notes payable and lines of credit	206,970	108,858
Principal payments on notes payable and lines of credit	(198,048)	(114,995)
Deferred financing costs	(3,418)	(1,555)
Net proceeds from exercise of stock options	2,444	8,558
Dividends paid on common stock	(19,002)	(12,381)
Distributions to noncontrolling interests	(2,250)	(2,025)
Net cash used in financing activities	(13,304)	(13,540)
Net increase (decrease) in cash and cash equivalents	11,091	(4,195)
Cash and cash equivalents, beginning of the period	26,484	46,750
Cash and cash equivalents, end of the period	$37,575	$42,555

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$14,705	$14,180

Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$—	$1,198
Common stock and paid-in capital	—	(1,198)
Tax effect from vesting of restricted stock grants and stock option exercises
Other assets	$1,152	$1,490
Paid-in capital	(1,152)	(1,490)
Acquisitions of real estate assets
Real estate assets, net	$377	$4,800
Notes payable assumed	—	(4,800)
Operating Partnership units issued	(377)	—
Sale of interest in real estate venture
Other assets - note receivable	$3,349	$—
Investments in real estate ventures	(3,349)	—

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts in thousands, except property and share data

1.              ORGANIZATION

Extra Space Storage Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT (“UPREIT”). The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended.  To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At March 31, 2012, the Company had direct and indirect equity interests in 699 operating storage facilities.  In addition, the Company managed 183 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 882. These properties are located in 34 states and Washington, D.C.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of results that may be expected for the year ended December 31, 2012. The condensed consolidated balance sheet as of December 31, 2011, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

3.              FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities - Cash Flow Hedge Swap Agreements	$(8,526)	$—	$(8,526)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2012.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 approximate fair value. The fair values of the Company’s notes receivable, fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	March 31, 2012		December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$104,682	$100,000	$104,049	$100,000
Fixed rate notes payable and notes payable to trusts	$1,078,554	$1,001,099	$1,008,039	$938,681
Exchangeable senior notes	$87,663	$87,663	$92,265	$87,663

4.              NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average common shares outstanding, including unvested share based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the treasury stock or as if-converted method. Potential common shares are securities (such as options, convertible debt, exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive (those that reduce earnings per share) are included.

The Company’s Operating Partnership had $87,663 of exchangeable senior notes (the “Notes”) issued and outstanding as of March 31, 2012, that also could potentially have a dilutive effect on its earnings per share calculations as of that date. The Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes. The exchange price was $23.20 per share at March 31, 2012. The Company irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” requires an assumption that shares will be used to pay the exchange obligations in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three months ended March 31, 2012, 455,552 shares related to the Notes were included in the computation for diluted earnings per share as the stock price during this time exceeded the exchange price. No shares were included for the three months ended March 31, 2011 as the stock price during this time did not exceed the exchange price.

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

For the three months ended March 31, 2012 and 2011, options to purchase 32,612 and 290,819 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	For the Three Months Ended March 31,
	2012	2011
Net income attributable to common stockholders	$20,214	$8,301
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	2,300	1,844
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)
Net income for diluted computations	$21,076	$8,707

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	94,888,078	88,045,951
Operating Partnership units	3,064,128	3,206,963
Preferred Operating Partnership units	989,980	989,980
Shares related to Exchangeable Senior Notes, dilutive and cancelled stock options	985,166	569,173
Average number of common shares outstanding - diluted	99,927,352	92,812,067

Net income per common share
Basic	$0.21	$0.09
Diluted	$0.21	$0.09

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the three months ended March 31, 2012, and does not include improvements made to existing assets:

			Consideration Paid					Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
Texas	1	2/29/2012	$9,405	$9,323	$82	$—	—	$1,036	$8,133	$187	$49	Unrelated third party
Maryland	1	3/7/2012	6,284	5,886	21	377	14,193	465	5,600	128	91	Unrelated third party

6.              VARIABLE INTERESTS

The Company has interests in two unconsolidated joint ventures with unrelated third parties which are variable interest entities (“VIEs” or the “VIE JVs”). The Company holds 18% and 39% of the equity interests in the VIE JVs, and has 50% of the voting rights in each of the VIE JVs. Qualification as a VIE was based on the determination that the equity investments at risk for each of these joint ventures were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE. The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary. Accordingly, these interests are recorded using the equity method.

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

The Company guarantees the mortgage notes payable for the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of March 31, 2012 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantees is unlikely and, therefore, no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

The following table compares the Company’s liability balance to the respective VIE JVs and the maximum exposure to loss related to the VIE JVs as of March 31, 2012, after netting such liability balance:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,181	$5,120	$2,195	$8,496	$(8,496)
Extra Space of Sacramento One LLC	—	(942)	4,307	6,122	9,487	(9,487)
	$—	$239	$9,427	$8,317	$17,983	$(17,983)

The Operating Partnership has three wholly-owned unconsolidated subsidiaries (“Trust,” “Trust II” and “Trust III,” together, the “Trusts”) that have issued trust preferred securities to third parties and common securities to the Operating Partnership.  The proceeds from the sale of the preferred and common securities were loaned in the form of notes to the Operating Partnership.  The Trusts are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have the power to direct the activities of the entities that most significantly affect the entities’ economic performance because of their lack of voting or similar rights.  Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk.  The Operating Partnership’s investment in the Trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the Trusts.  Since the Company is not the primary beneficiary of the Trusts, they have not been consolidated.  A debt obligation has been recorded in the form of notes for the proceeds as discussed above, which are owed to the Trusts.  The Company has also included its investment in the Trusts’ common securities in other assets on the condensed consolidated balance sheets.

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of March 31, 2012:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the three months ended March 31, 2012 or 2011.

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

The following table summarizes the terms of the Company’s eleven derivative financial instruments at March 31, 2012:

Hedge Product	Hedge Type	Original Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	Cash Flow	$5,291 - $63,000	2.24% - 6.98%	2/1/2009 - 3/16/2012	6/30/2013 - 2/28/2019

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	For the Three Months Ended March 31,
Type	Income (Expense)	2012	2011
Swap Agreements	Interest expense	$(1,118)	$(970)

Information relating to the gain (loss) recognized on the interest rate swap agreements is as follows:

	Gain (loss)	Location of amounts	Gain (loss) reclassified from OCI
	recognized in OCI	reclassified from OCI	For the Three Months
Type	March 31, 2012	into income	Ended March 31, 2012
Swap Agreements	$(215)	Interest expense	$(1,118)

The interest rate swap agreements were highly effective for the three months ended March 31, 2012.  The gain (loss) reclassified from other comprehensive income (“OCI”) in the preceding table represents the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the three months ended March 31, 2012.

The balance sheet classification and carrying amounts of the derivative instruments are as follows:

Asset (Liability) Derivatives
	March 31, 2012		December 31, 2011
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments:	Location	Value	Location	Value
Swap Agreements	Other liabilities	$(8,526)	Other liabilities	$(8,311)

8. EXCHANGEABLE SENIOR NOTES

On March 27, 2007, the Company’s Operating Partnership issued $250,000 of 3.625% Exchangeable Senior Notes.  The Notes bear interest at 3.625% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the option of the Operating Partnership.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company, therefore, accounts for the liability and equity components of the Notes separately.  The equity component is included in paid-in-capital in stockholders’ equity in the condensed consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component.  The discount is being amortized over the period of the debt as additional interest expense.

On March 1, 2012, the Company announced that the holders of the Operating Partnership’s then-outstanding $87,663 principal amount of 3.625% Exchangeable Senior Notes had the right to surrender their Notes for repurchase by the Operating Partnership on April 1, 2012 for 100% of the principal amount of the Notes, pursuant to the holders’ rights under the indenture governing the Notes.  In addition, the Company announced that the Operating Partnership had given notice of its intention to redeem all of the Notes not otherwise surrendered for repurchase or exchange on April 5, 2012, pursuant to its option under the indenture, at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date. In connection with the redemption, holders of the Notes had the right to exchange their Notes at an exchange rate of 43.1091 shares of the Company’s common stock per $1,000 principal amount of the Notes surrendered.  The exchange price was $23.20 per share at March 31, 2012.  The Notes surrendered for exchange could be settled in cash or a combination of cash and stock, subject to the determination of the Operating Partnership.

As of April 3, 2012, the Company received notice that the holders of the entire $87,663 principal amount of the Notes had surrendered their Notes for exchange. On April 26, 2012, the Company settled the exchange by paying cash for the principal amount of the Notes, as required by the indenture, and issuing 684,685 shares of common stock for the value in excess of the principal amount.

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

10.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.9% majority ownership interest therein as of March 31, 2012. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 4.1% are held by certain former owners of assets acquired by the Operating Partnership.  As of March 31, 2012, the Operating Partnership had 3,064,128 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at March 31, 2012, was $28.12 and there were 3,064,128 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on March 31, 2012, and the Company elected to pay the noncontrolling members cash, the Company would have paid $86,163 in cash consideration to redeem the OP units.

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

11.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of March 31, 2012.  Two of these consolidated properties were under development, and one was in the lease-up stage at March 31, 2012.  The ownership interests of the third-party owners range from 5.0% to 27.6%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third-party owners based on their ownership percentages are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

12.       EQUITY IN EARNINGS OF REAL ESTATE VENTURES — GAIN ON SALE OF JOINT VENTURE REAL ESTATE ASSETS

On January 15, 2012, the Company sold its 40% equity interest in U-Storage de Mexico S.A. and related entities to its joint venture partners for $4,841. The Company received cash of $1,492 and a note receivable of $3,349. No gain or loss was recorded on the sale.

On February 17, 2012, a joint venture in which the Company held a 40% equity interest sold its only self-storage property.  The property was located in New York.  As a result of the sale, the joint venture was dissolved, and the Company received cash proceeds which resulted in a gain of $5,429.

13.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance.  Financial information for the Company’s business segments is set forth below:

	March 31, 2012	December 31, 2011
Balance Sheet
Investment in real estate ventures
Rental operations	$125,336	$130,410

Total assets
Property management, acquisition and development	$238,316	$250,953
Rental operations	2,262,113	2,243,441
Tenant reinsurance	22,707	21,856
	$2,523,136	$2,516,250

	For the Three Months Ended March 31,
	2012	2011
Statement of Operations
Total revenues
Property management, acquisition and development	$6,586	$5,967
Rental operations	75,844	61,490
Tenant reinsurance	8,557	7,024
	$90,987	$74,481

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$14,244	$12,681
Rental operations	42,125	36,155
Tenant reinsurance	1,848	1,615
	$58,217	$50,451

Income (loss) from operations
Property management, acquisition and development	$(7,658)	$(6,714)
Rental operations	33,719	25,335
Tenant reinsurance	6,709	5,409
	$32,770	$24,030

Interest expense
Property management, acquisition and development	$(731)	$(782)
Rental operations	(17,784)	(16,060)
	$(18,515)	$(16,842)

Interest income
Property management, acquisition and development	$272	$179
Tenant reinsurance	3	3
	$275	$182

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,213

Equity in earnings of real estate ventures
Rental operations	$2,296	$1,811

Equity in earnings of real estate ventures-gain on sale of real estate assets
Property management, acquisition and development	$5,429	$—

Income tax expense
Property management, acquisition and development	$1,399	$1,640
Tenant reinsurance	(2,349)	(1,894)
	$(950)	$(254)

Net income (loss)
Property management, acquisition and development	$(76)	$(4,464)
Rental operations	18,231	11,086
Tenant reinsurance	4,363	3,518
	$22,518	$10,140

Depreciation and amortization expense
Property management, acquisition and development	$995	$774
Rental operations	15,529	12,811
	$16,524	$13,585

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(17,549)	$(3,811)

Development and construction of real estate assets
Property management, acquisition and development	$(946)	$(3,431)

14.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

				Estimated
		Loan		Fair
	Date of	Maturity	Guaranteed	Value of
	Guaranty	Date	Loan Amount	Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$5,120	$8,369
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,676
ESS Baltimore LLC	Nov-04	Feb-13	$4,011	$6,534

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralizes the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of March 31, 2012, as the fair value of the guarantees was not material. The Company believes the risk of incurring a material loss as a result of having to perform on these guarantees is unlikely.

The Company has been involved in routine litigation arising in the ordinary course of business.  As a result of these litigation matters, the Company has recorded a liability of $1,800, which is included in other liabilities on the condensed consolidated balance sheets.  The Company does not believe that it is reasonably likely that the loss related to these litigation matters will be in excess of the current amount accrued.  As of March 31, 2012, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

15.      SUBSEQUENT EVENTS

On April 16, 2012, the Company announced that it will acquire Prudential Real Estate Investors’ (“PREI®”) 94.9% interest in the ESS PRISA III LLC joint venture that was formed in 2005.  The Company owns the remaining 5.1% interest.  The joint venture owns 36 properties located in 18 states.  The Company will pay approximately $298,000 to acquire PREI’s interest in the joint venture, consisting of approximately $160,000 in cash consideration and the assumption of an existing loan of $145,000, of which $138,000 relates to PREI’s interest.  It is anticipated that this transaction will close in July 2012.

On April 20, 2012, the Company issued and sold 8,050,000 shares of common stock in a public offering, including 1,050,000 shares pursuant to the underwriter’s full exercise of its option to purchase additional shares of common stock from the Company.  Net proceeds of the offering were approximately $226,900, after deducting the underwriting discount and estimated expenses, which will be used to fund acquisitions, pay down debt and for general corporate and working capital purposes.

Extra Space Storage Inc.

Management’s Discussion and Analysis

Amounts in thousands, except property and share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2011. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” (Amounts in thousands except property and share data unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2011 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. We derive our revenues from rents received from tenants under existing leases at each of our self-storage properties, management fees on the properties we manage for joint venture partners, franchisees and unaffiliated third parties, and our tenant reinsurance program.  Our management fee is equal to approximately 6% of total revenues generated by the managed properties.

We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact, our property results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units and actively manage rental rates, and on the ability of our tenants to make required rental payments. We believe we are able to respond quickly and effectively to changes in local, regional and national economic conditions by centrally adjusting rental rates through the combination of our revenue management team and our industry-leading technology systems.

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

•                      Acquire self-storage properties from strategic partners and third parties. Our acquisitions team continues to pursue the acquisition of single properties and multi-property portfolios that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals.  We continue to see available acquisitions on which to bid and are seeing increasing prices.  However, we remain a disciplined buyer and look for acquisitions that will strengthen our portfolio and increase stockholder value.

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

PROPERTIES

As of March 31, 2012, we owned or had ownership interests in 699 operating self-storage properties. Of these properties, 359 are wholly-owned and 340 are held in joint ventures. In addition, we managed an additional 183 properties for franchisees or third parties bringing the total number of operating properties that we own and/or manage to 882. These properties are located in 34 states and Washington, D.C.  As of March 31, 2012, we owned and/or managed approximately 64 million square feet of space with approximately 585,000 units.

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

As of March 31, 2012, over 475,000 tenants were leasing storage units at our 882 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as markets permit.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of March 31, 2012, the median length of stay was approximately 13 months. These existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends.  The average annual rent per square foot for our existing customers at these stabilized properties was $13.43 at March 31, 2012, compared to $13.25 at March 31, 2011.  This compares to our annual rent per square foot for new leases of $13.18 at March 31, 2012, compared to $12.62 at March 31, 2011.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties by state as of March 31, 2012 and 2011. The information as of March 31, 2011, is on a pro forma basis as though all the properties owned and/or managed at March 31, 2012, were under our control as of March 31, 2011.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2012 (1)	Number of Units as of March 31, 2011	Net Rentable Square Feet as of March 31, 2012 (2)	Net Rentable Square Feet as of March 31, 2011	Square Foot Occupancy % March 31, 2012	Square Foot Occupancy % March 31, 2011

Wholly-owned properties
Alabama	3	1,391	1,368	172,779	173,869	76.1%	78.7%
Arizona	5	2,791	2,795	356,520	356,520	82.7%	89.2%
California	71	52,975	53,034	5,522,914	5,534,195	84.1%	80.0%
Colorado	10	4,521	4,523	570,636	569,086	89.0%	87.1%
Connecticut	3	1,964	1,978	178,050	177,985	87.5%	88.2%
Florida	32	20,895	21,109	2,239,775	2,247,179	86.3%	80.8%
Georgia	16	8,413	8,415	1,085,709	1,089,254	84.8%	80.7%
Hawaii	2	2,794	2,800	137,969	145,828	85.8%	86.7%
Illinois	11	7,391	7,407	806,239	808,687	86.6%	78.8%
Indiana	8	4,305	4,332	511,034	511,034	88.1%	84.7%
Kansas	1	505	506	50,340	50,310	91.3%	88.3%
Kentucky	4	2,158	2,154	254,065	254,241	87.9%	90.6%
Louisiana	2	1,413	1,412	150,165	150,035	88.9%	85.7%
Maryland	16	11,728	11,713	1,263,038	1,261,165	86.6%	84.3%
Massachusetts	29	17,493	17,526	1,792,506	1,790,122	88.4%	85.6%
Michigan	2	1,027	1,018	135,842	134,674	89.4%	86.8%
Missouri	6	3,154	3,152	374,937	374,962	87.0%	85.3%
Nevada	2	963	965	129,214	129,214	68.5%	68.7%
New Hampshire	2	1,005	1,007	125,473	125,473	86.6%	87.5%
New Jersey	28	22,948	22,968	2,207,912	2,210,191	88.2%	86.9%
New Mexico	1	536	539	71,715	71,475	88.6%	88.2%
New York	13	11,444	11,454	871,851	868,441	88.5%	83.9%
Ohio	14	8,148	8,146	994,204	993,964	83.5%	82.9%
Oregon	1	770	770	103,050	103,130	92.2%	88.9%
Pennsylvania	9	5,718	5,782	655,805	655,735	89.2%	86.8%
Rhode Island	2	1,183	1,191	130,596	131,651	83.1%	81.7%
South Carolina	4	2,157	2,160	253,668	253,406	87.9%	87.3%
Tennessee	3	1,608	1,620	214,260	215,420	83.5%	82.8%
Texas	21	13,436	13,437	1,575,961	1,575,781	84.9%	82.6%
Utah	7	3,194	3,203	409,641	409,547	89.0%	85.6%
Virginia	6	4,293	4,297	416,202	416,552	86.2%	87.6%
Washington	4	2,509	2,540	307,915	308,015	87.6%	71.8%
Total Wholly-Owned Stabilized	338	224,830	225,321	24,069,985	24,097,141	86.1%	83.0%

Joint-venture properties
Alabama	3	1,710	1,708	205,913	205,798	84.8%	85.4%
Arizona	10	6,403	6,392	729,680	729,494	89.0%	86.8%
California	83	59,828	59,746	6,176,913	6,152,274	88.5%	85.0%
Colorado	2	1,316	1,310	158,513	158,523	85.3%	82.8%
Connecticut	8	5,987	5,991	692,563	692,872	88.1%	85.9%
Delaware	1	587	585	71,680	71,740	87.8%	86.5%
Florida	24	19,267	19,682	1,941,795	1,964,392	86.0%	84.4%
Georgia	3	1,853	1,848	240,761	240,701	81.0%	78.7%
Illinois	7	4,946	4,937	502,288	502,600	87.9%	85.1%
Indiana	6	2,414	2,418	314,931	315,311	89.6%	87.6%
Kansas	2	836	837	108,965	108,905	81.3%	78.1%
Kentucky	4	2,281	2,276	270,645	269,545	85.6%	90.1%
Maryland	15	11,838	11,850	1,159,202	1,159,454	87.8%	88.0%
Massachusetts	15	7,827	7,823	893,387	894,333	85.8%	84.4%
Michigan	9	5,453	5,434	729,423	730,188	90.2%	86.5%
Missouri	1	531	529	61,275	61,275	87.7%	83.2%
Nevada	8	5,320	5,361	693,228	692,583	81.0%	82.4%
New Hampshire	3	1,309	1,307	136,864	136,994	85.8%	90.3%
New Jersey	20	14,874	14,888	1,558,193	1,561,216	88.0%	84.9%
New Mexico	9	4,647	4,662	542,685	542,423	82.9%	84.8%
New York	19	19,027	19,022	1,554,643	1,554,598	89.1%	87.9%
Ohio	12	5,393	5,447	785,554	795,654	88.4%	80.1%
Oregon	2	1,293	1,292	136,590	136,920	94.9%	88.5%
Pennsylvania	10	7,946	7,996	800,217	800,425	89.6%	90.1%
Tennessee	23	12,530	12,543	1,669,239	1,669,013	84.0%	85.1%
Texas	19	11,734	11,760	1,530,301	1,536,230	88.8%	85.1%
Virginia	17	12,020	12,020	1,268,349	1,267,863	88.5%	88.5%
Washington	1	549	546	62,730	62,730	90.0%	87.0%
Washington, DC	1	1,529	1,529	101,989	101,989	90.9%	90.7%
Total Stabilized Joint-Ventures	337	231,248	231,739	25,098,516	25,116,043	87.5%	85.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2012 (1)	Number of Units as of March 31, 2011	Net Rentable Square Feet as of March 31, 2012 (2)	Net Rentable Square Feet as of March 31, 2011	Square Foot Occupancy % March 31, 2012	Square Foot Occupancy % March 31, 2011

Managed properties
Arizona	1	578	580	67,325	67,350	57.0%	45.0%
California	39	25,693	25,724	3,246,607	3,245,137	69.6%	68.7%
Colorado	4	1,522	1,515	167,315	167,220	91.0%	85.0%
Connecticut	1	488	488	61,240	61,240	75.8%	75.8%
Florida	15	7,141	7,172	884,329	873,590	77.3%	71.8%
Georgia	1	931	928	107,660	106,810	71.2%	70.8%
Hawaii	3	3,490	3,490	202,801	202,801	59.7%	59.7%
Illinois	6	3,329	3,347	341,678	343,619	72.7%	63.8%
Indiana	3	1,691	1,701	184,754	182,879	80.5%	77.6%
Kansas	4	1,967	1,986	334,750	338,140	81.1%	76.3%
Kentucky	1	528	527	66,100	66,100	91.6%	89.5%
Louisiana	1	1,013	995	135,540	133,130	67.4%	68.4%
Maryland	11	6,962	6,984	802,870	802,015	82.5%	78.3%
Massachusetts	5	5,223	5,262	460,277	460,302	66.4%	63.6%
Missouri	5	2,732	2,745	455,384	453,568	76.7%	78.9%
Nevada	2	1,563	1,572	170,535	170,575	75.4%	77.5%
New Jersey	3	1,656	1,656	179,118	177,998	81.2%	75.1%
New Mexico	2	1,107	1,103	132,262	132,182	87.9%	87.3%
North Carolina	8	5,221	5,261	577,214	578,863	80.6%	75.1%
Ohio	4	1,053	1,074	154,760	157,960	76.8%	68.5%
Pennsylvania	16	7,345	6,997	902,385	859,120	80.9%	75.3%
South Carolina	2	1,163	1,171	162,512	163,267	79.3%	70.9%
Tennessee	3	1,490	1,499	205,225	205,565	87.0%	86.1%
Texas	7	3,544	3,554	455,644	459,583	84.2%	79.9%
Utah	1	655	655	75,751	75,801	92.9%	82.2%
Virginia	3	1,760	1,761	177,960	178,175	88.1%	79.5%
Washington	1	464	479	56,590	56,590	80.1%	64.8%
Washington, DC	2	1,263	1,263	112,459	112,459	90.5%	86.9%
Total Stabilized Managed Properties	154	91,572	91,489	10,881,045	10,832,039	76.1%	72.9%

Total Stabilized Properties	829	547,650	548,549	60,049,546	60,045,223	84.9%	82.2%

(1)            Represents unit count as of March 31, 2012, which may differ from March 31, 2011 unit count due to unit conversions or expansions.

(2)            Represents net rentable square feet as of March 31, 2012, which may differ from March 31, 2011 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties by state as of March 31, 2012 and 2011. The information as of March 31, 2011 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2012 were under our control as of March 31, 2011.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2012 (1)	Number of Units as of March 31, 2011	Net Rentable Square Feet as of March 31, 2012 (2)	Net Rentable Square Feet as of March 31, 2011	Square Foot Occupancy % March 31, 2012	Square Foot Occupancy % March 31, 2011

Wholly-owned properties
Arizona	1	636	648	71,355	71,355	40.7%	6.2%
California	8	5,462	4,920	592,533	518,370	63.6%	44.0%
Florida	6	5,185	4,388	520,260	432,645	58.9%	29.8%
Maryland	2	1,677	1,660	172,035	165,595	49.9%	16.3%
Massachusetts	1	690	611	73,020	73,225	68.5%	62.9%
New Jersey	1	575	587	67,367	67,187	79.5%	66.3%
Oregon	1	721	726	75,750	76,170	81.1%	50.0%
Tennessee	1	506	505	68,740	69,550	73.0%	67.2%
Total Wholly-Owned Lease up	21	15,452	14,045	1,641,060	1,474,097	61.7%	38.2%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2012 (1)	Number of Units as of March 31, 2011	Net Rentable Square Feet as of March 31, 2012 (2)	Net Rentable Square Feet as of March 31, 2011	Square Foot Occupancy % March 31, 2012	Square Foot Occupancy % March 31, 2011

Joint-venture properties
California	1	970	982	87,853	87,853	77.7%	55.4%
Illinois	2	1,304	1,307	131,418	131,418	71.0%	54.8%
Total Lease up Joint-Ventures	3	2,274	2,289	219,271	219,271	73.7%	55.1%

Managed properties
Colorado	2	1,098	1,098	121,264	121,264	57.8%	28.9%
Florida	7	4,601	4,629	458,193	458,099	57.2%	43.5%
Georgia	5	2,739	2,780	447,408	448,198	66.5%	53.4%
Illinois	3	1,917	1,939	160,578	160,678	73.2%	54.5%
Maryland	1	955	—	88,200	—	24.8%	0.0%
Massachusetts	2	1,573	560	137,287	52,918	35.4%	54.3%
New York	1	904	906	46,197	46,197	63.2%	42.2%
North Carolina	2	1,052	451	143,790	80,067	60.0%	76.7%
Pennsylvania	1	865	866	68,409	68,569	78.4%	59.0%
Rhode Island	1	968	985	90,975	90,995	45.1%	32.9%
South Carolina	1	734	745	76,435	76,435	70.7%	46.3%
Texas	2	1,592	934	172,021	103,350	32.1%	20.4%
Utah	1	430	—	64,750	—	19.6%	0.0%
Total Lease up Managed Properties	29	19,428	15,893	2,075,507	1,706,770	55.4%	46.8%

Total Lease up Properties	53	37,154	32,227	3,935,838	3,400,138	59.1%	43.6%

(1) Represents unit count as of March 31, 2012, which may differ from March 31, 2011 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2012, which may differ from March 31, 2011 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2012 and 2011

Overview

Results for the three months ended March 31, 2012, include the operations of 699 properties (360 of which were consolidated and 339 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2011, which included the operations of 662 properties (301 of which were consolidated and 361 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenues:
Property rental	$75,844	$61,490	$14,354	23.3%
Management and franchise fees	6,586	5,967	619	10.4%
Tenant reinsurance	8,557	7,024	1,533	21.8%
Total revenues	$90,987	$74,481	$16,506	22.2%

Property Rental — The increases in property rental revenues for the three months ended March 31, 2012 consist primarily of an increase of $9,361 associated with acquisitions completed in 2012 and 2011.  We completed 55 property acquisitions in 2011 and have closed on two property acquisitions in 2012. In addition a $3,487 increase resulted from increases in occupancy and rental rates to existing customers at our stabilized properties.  Occupancy at our stabilized properties increased to 86.1% at March 31, 2012, as compared to 83.0% at March 31, 2011.  Rental rates to new tenants increased by 4.3% over the same period in the prior year. Increases in occupancy at our lease-up properties increased our property rental revenue by $1,506 when compared to March 31, 2011.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees and unconsolidated joint ventures. We managed 183 third-party properties as of March 31, 2012 compared to 167 third-party properties as of March 31, 2011.

Tenant Reinsurance — The increase in tenant reinsurance revenues was primarily due to the increase of overall customer participation to 64.8% at March 31, 2012 compared to 61.0% at March 31, 2011.  In addition, the number of properties that were owned and/or managed by us was 882 at March 31, 2012 compared to 829 at March 31, 2011.

Expenses

The following table sets forth information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Expenses:
Property operations	$26,596	$23,344	$3,252	13.9%
Tenant reinsurance	1,848	1,615	233	14.4%
Acquisition related costs	609	249	360	144.6%
General and administrative	12,640	11,658	982	8.4%
Depreciation and amortization	16,524	13,585	2,939	21.6%
Total expenses	$58,217	$50,451	$7,766	15.4%

Property Operations — The increase in property operations expense during the three months ended March 31, 2012 consisted primarily of an increase of $3,425 associated with acquisitions completed in 2012 and 2011 and an increase of $263 related to increases in expenses at our lease-up properties.  These increases were offset by decreases in expenses of $436 at our stabilized properties, which related mainly to lower snow removal and utilities expenses.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

Acquisition Related Costs — Acquisition related costs relate to acquisition activities during the periods indicated. We acquired two properties during the three months ended March 31, 2012 compared to one property during the same period in 2011.

General and Administrative — General and administrative expenses primarily include all expenses not directly related to the properties, including corporate payroll, travel and professional fees.  These expenses are recognized as incurred. The increase in general and administrative expenses for the three months ended March 31, 2012 was primarily due to the overall cost associated with the management of additional properties. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties. During the year ended December 31, 2011, we purchased 55 properties, 40 of which we did not previously manage.  We purchased an additional two properties during the three months ended March 31, 2012.  We managed 183 third-party properties as of March 31, 2012, compared to 167 third-party properties as of March 31, 2011.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition and development of new properties.  During the three months ended March 31, 2012, we completed the development of one property and acquired two properties.  During the year ended December 31, 2011, we purchased 55 properties and completed the development of five properties.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Other income and expenses:
Interest expense	$(18,071)	$(16,414)	$(1,657)	10.1%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(444)	(428)	(16)	3.7%
Interest income	275	182	93	51.1%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—
Equity in earnings of real estate ventures	2,296	1,811	485	26.8%
Equity in earnings of real estate assets-gain on sale of real estate assets	5,429	—	5,429	100.0%
Income tax expense	(950)	(254)	(696)	274.0%
Total other expense, net	$(10,252)	$(13,890)	$3,638	(26.2)%

Interest Expense — The increase in interest expense for the three months ended March 31, 2012 was primarily the result of costs associated with prepaying certain loans resulting in the acceleration of the recognition of deferred financing costs and an increase in the average amount of our debt outstanding when compared with the same period of the prior year.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — Represents the amortization of the discount on the Notes, which reflects the effective interest rate relative to the carrying amount of the liability.

Interest Income — Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures — The increase in equity in earnings of real estate ventures for the three months ended March 31, 2012 was due primarily to increased revenues at our joint ventures as a result of increases in occupancy and rental rates to new and existing customers and lower property expenses due to reduced utility and snow removal costs.

Equity in Earnings of Real Estate Assets-Gain on Sale of Real Estate Assets — During the three months ended March 31, 2012, a joint venture in which we held a 40% equity interest sold its only self-storage property.  As a result of the sale, the joint venture was dissolved, and we received cash proceeds which resulted in a gain of $5,429.  There were no significant equity in earnings on gains from the sale of real estate assets for the three months ended March 31, 2011.

Income Tax Expense — For the three months ended March 31, 2012 the increase in income tax expense primarily related to increased revenues at our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,649)	$(1,532)	$(117)	7.6%
Net income allocated to Operating Partnership and other noncontrolling interests	(655)	(307)	(348)	113.4%
Total income allocated to noncontrolling interests:	$(2,304)	$(1,839)	$(465)	25.3%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred OP units as of March 31, 2012 and 2011 equals the fixed distribution paid to the Preferred OP unit holder plus approximately 1.0% and 1.1%, respectively, of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of March 31, 2012 and 2011 represents approximately 3.1% and 3.5%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Income allocated to other noncontrolling interests represents the income allocated to partners in consolidated joint ventures.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses.  The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets.  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with GAAP, excluding gains or losses on sales of operating properties and impairment write downs of depreciable real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

	For the Three Months Ended March 31,
	2012		2011
		(per share)		(per share)
Net income attributable to common stockholders	$20,214	$0.21	$8,301	$0.09
Adjustments:
Real estate depreciation	14,633	0.14	12,365	0.13
Amortization of intangibles	1,052	0.01	308	—
Joint venture real estate depreciation and amortization	1,774	0.01	2,075	0.02
Joint venture (gain) loss on sale of properties	(5,429)	(0.05)	36	—
Distributions paid on Preferred Operating Partnership units	(1,438)	(0.01)	(1,438)	(0.01)
Income allocated to Operating Partnership noncontrolling interests	2,300	0.02	1,844	0.02
Funds from operations	$33,106	$0.33	$23,491	$0.25

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

	Three Months Ended March 31,		Percent
	2012	2011	Change
Same-store rental and tenant reinsurance revenues	$66,420	$62,479	6.3%
Same-store operating and tenant reinsurance expenses	22,212	22,595	(1.7)%
Same-store net operating income	$44,208	$39,884	10.8%

Non same-store rental and tenant reinsurance revenues	$17,981	$6,035	197.9%
Non same-store operating and tenant reinsurance expenses	$6,232	$2,364	163.6%

Total rental and tenant reinsurance revenues	$84,401	$68,514	23.2%
Total operating and tenant reinsurance expenses	$28,444	$24,959	14.0%

Same-store square foot occupancy as of quarter end	87.1%	83.7%

Properties included in same-store	282	282

The increases in same-store rental revenues for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was due primarily to a 3.4% increase in occupancy, a 3.3% decrease in discounts and an average increase of 4.2% in incoming rates to new tenants.  The decrease in same-store operating expenses was primarily due to reduced utility and snow removal expenses.

CASH FLOWS

Cash flows provided by operating activities were $40,790 and $30,002, respectively, for the three months ended March 31, 2012 and 2011. The increase compared to the same period of the prior year primarily relates to a $12,378 increase in net income and the increase in receivables from related parties and affiliated real estate joint ventures of $2,553.  These increases were offset by the decrease in accounts payable of $5,373.

Cash used in investing activities was $16,395 and $20,657, respectively, for the three months ended March 31, 2012 and 2011.  The decrease relates primarily to a change in restricted cash of $11,524, the reduction of cash spent on the development and construction of real estate assets of $2,485 and investments in real estate assets of $2,721, offset by an increase of $13,738 in the amount of cash used to acquire real estate assets during 2012 as compared to 2011.  In addition there was an increase of $1,492 from the return of investment in real estate ventures due to the sale of our investment in Mexico.

Cash used in financing activities for the three months ended March 31, 2012 was $13,304 compared to $13,540 for the three months ended March 31, 2011.  The changes in cash used in financing activities related to increases in proceeds from notes payable and lines of credit of $98,112 over the same period of the prior year, offset by an increase in cash paid for principal payments on notes payable and lines of credit of $83,053.  In addition, there was an increase in deferred financing costs of $1,863 over the same period of the prior year.  This was offset by a decrease in net proceeds from the exercise of stock options of $6,114 and an increase in dividends paid on common stock of $6,621.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $37,575 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2011 and the first three months of 2012, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table sets forth information on our lines of credit for the periods indicated:

	As of March 31, 2012
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.2%	10/19/2007	10/31/2012	LIBOR plus 1.00% - 2.10%	(5)
Credit Line 2	—	74,000	2.4%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1,4,5)
Credit Line 3	35,000	72,000	2.4%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2,4,5)
Credit Line 4	—	40,000	2.4%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3,4,5)
Credit Line 5	—	50,000	2.4%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3,4,5)
	$135,000	$336,000

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

(4) Guaranteed by the Company

(5) Secured by mortgages on certain real estate assets

As of March 31, 2012, we had $1,368,176 of debt, resulting in a debt to total capitalization ratio of 32.4%.  As of March 31, 2012, the ratio of total fixed rate debt and other instruments to total debt was 79.6% (including $421,349 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at March 31, 2012 was 4.6%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2012.

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

Our liquidity needs consist primarily of cash distributions to stockholders, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We may from time to time seek to repurchase shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow or cash balances will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

Our exchangeable senior notes provided for excess exchange value to be paid in shares of our common stock if our stock price exceeded a certain amount. For a further description of our Exchangeable Senior Notes, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of March 31, 2012:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$60,466	$7,199	$12,662	$5,850	$34,755
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	364,752	59,001	101,335	62,118	142,298
Principal	1,368,176	192,331	326,392	504,519	344,934
Total contractual obligations	$1,793,394	$258,531	$440,389	$572,487	$521,987

At March 31, 2012, the weighted-average interest rate for all fixed-rate loans was 5.2%, and the weighted-average interest rate for all variable-rate loans was 2.3%.

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

We may from time to time seek to retire, repurchase or redeem our additional outstanding debt, as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

As of March 31, 2012, we had approximately $1.4 billion in total debt, of which $279.4 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $2.4 million annually.

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

The fair values of our notes receivable, our fixed rate notes payable and notes payable to trusts and exchangeable senior notes are as follows:

	March 31, 2012		December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$104,682	$100,000	$104,049	$100,000
Fixed rate notes payable and notes payable to trusts	$1,078,554	$1,001,099	$1,008,039	$938,681
Exchangeable senior notes	$87,663	$87,663	$92,265	$87,663

ITEM 4. CONTROLS AND PROCEDURES

(1)           Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2012, we issued 684,685 shares of our common stock and the Operating Partnership paid approximately $87.7 million in cash to holders of the Operating Partnership’s 3.625% Exchangeable Senior Notes in exchange for approximately $87.7 million in aggregate principal amount of the Exchangeable Senior Notes at the request of holders pursuant to the terms of the indenture governing the Exchangeable Senior Notes.

The shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 506 of Regulation D promulgated thereunder. The issuance of the shares did not involve a public offering and was made without general solicitation or advertising. Each holder represented that, among other things, it is a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Retention Agreement, dated as of February 21, 2012, between Extra Space Storage Inc. and Karl Haas (incorporated by reference to the Company’s Form 8-K filed on February 21, 2012).

10.2

Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC (incorporated by reference to the Company’s Form 8-K filed on April 16, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: May 8, 2012	/s/ Spencer F. Kirk
Spencer F. Kirk
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)