Form 10-Q
period 2012-06-30
Extra Space Storage Inc.
filed 2012-08-08
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2012, was 104,150,848

EXTRA SPACE STORAGE INC.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends”, or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)

Assets:
Real estate assets, net	$2,278,331	$2,263,795

Investments in real estate ventures	125,729	130,410
Cash and cash equivalents	185,502	26,484
Restricted cash	37,234	25,768
Receivables from related parties and affiliated real estate joint ventures	15,976	18,517
Other assets, net	65,571	51,276
Total assets	$2,708,343	$2,516,250

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,088,413	$937,001
Premium on notes payable	3,958	4,402
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	—	87,663
Lines of credit	100,000	215,000
Accounts payable and accrued expenses	47,123	45,079
Other liabilities	38,616	33,754
Total liabilities	1,397,700	1,442,489

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 104,136,770 and 94,783,590 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	1,041	948
Paid-in capital	1,527,332	1,290,021
Accumulated other comprehensive deficit	(11,525)	(7,936)
Accumulated deficit	(261,288)	(264,086)
Total Extra Space Storage Inc. stockholders’ equity	1,255,560	1,018,947
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,692	29,695
Noncontrolling interests in Operating Partnership	24,279	24,018
Other noncontrolling interests	1,112	1,101
Total noncontrolling interests and equity	1,310,643	1,073,761
Total liabilities, noncontrolling interests and equity	$2,708,343	$2,516,250

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Property rental	$79,284	$64,300	$155,128	$125,790
Management and franchise fees	6,659	6,144	13,245	12,111
Tenant reinsurance	9,008	7,596	17,565	14,620
Total revenues	94,951	78,040	185,938	152,521

Expenses:
Property operations	26,012	22,712	52,608	46,056
Tenant reinsurance	1,424	1,382	3,272	2,997
Acquisition related costs	469	1,570	1,078	1,819
General and administrative	12,545	12,432	25,185	24,090
Depreciation and amortization	16,626	14,092	33,150	27,677
Total expenses	57,076	52,188	115,293	102,639

Income from operations	37,875	25,852	70,645	49,882

Interest expense	(15,854)	(16,261)	(33,925)	(32,675)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	—	(440)	(444)	(868)
Interest income	448	189	723	371
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	2,425	2,425
Income before equity in earnings of real estate ventures and income tax expense	23,681	10,552	39,424	19,135

Equity in earnings of real estate ventures	2,698	2,376	4,994	4,187
Equity in earnings of real estate ventures - gain on sale of real estate assets	—	—	5,429	—
Income tax expense	(1,634)	(411)	(2,584)	(665)
Net income	24,745	12,517	47,263	22,657
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,654)	(1,552)	(3,303)	(3,084)
Net income allocated to Operating Partnership and other noncontrolling interests	(678)	(356)	(1,333)	(663)
Net income attributable to common stockholders	$22,413	$10,609	$42,627	$18,910

Net income per common share
Basic	$0.22	$0.12	$0.43	$0.21
Diluted	$0.22	$0.12	$0.43	$0.21

Weighted average number of shares
Basic	102,107,535	91,439,042	98,497,788	89,733,518
Diluted	106,653,965	96,010,848	103,063,565	94,336,141

Cash dividends paid per common share	$0.20	$0.14	$0.40	$0.28

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$24,745	$12,517	$47,263	$22,657

Comprehensive income:
Change in fair value of interest rate swap	(3,517)	(1,837)	(3,732)	(674)
Total comprehensive income	21,228	10,680	43,531	21,983
Less: comprehensive income attributable to noncontrolling interests	2,198	1,829	4,493	3,722
Comprehensive income attributable to common stockholders	$19,030	$8,851	$39,038	$18,261

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating	Operating				Paid-in	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling Interests and
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2011	$29,695	$24,018	$1,101	94,783,590	$948	$1,290,021	$(7,936)	$(264,086)	$1,073,761

Issuance of common stock upon the exercise of options	—	—	—	465,035	4	6,134	—	—	6,138
Restricted stock grants issued	—	—	—	168,052	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(14,592)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	8,050,000	80	226,618	—	—	226,698
Issuance of common stock related to settlement of exchangeable senior notes	—	—	—	684,685	7	—	—	—	7
Compensation expense related to stock-based awards	—	—	—	—	—	2,321	—	—	2,321
New issuance of Operating Partnership units	—	429	—	—	—	—	—	—	429
Redemption of Operating Partnership units for cash	—	(155)	—	—	—	—	—	—	(155)
Net income	3,303	1,322	11	—	—	—	—	42,627	47,263
Other comprehensive loss	(35)	(108)	—	—	—	—	(3,589)	—	(3,732)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	2,238	—	—	2,238
Distributions to Operating Partnership units held by noncontrolling interests	(3,271)	(1,227)	—	—	—	—	—	—	(4,498)
Dividends paid on common stock at $0.40 per share	—	—	—	—	—	—	—	(39,829)	(39,829)
Balances at June 30, 2012	$29,692	$24,279	$1,112	104,136,770	$1,041	$1,527,332	$(11,525)	$(261,288)	$1,310,643

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$47,263	$22,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,150	27,677
Amortization of deferred financing costs	3,370	2,233
Non-cash interest expense related to amortization of discount on exchangeable senior notes	444	868
Non-cash interest expense related to amortization of premium on notes payable	(631)	—
Compensation expense related to stock-based awards	2,321	2,711
Distributions from real estate ventures in excess of earnings	186	5,169
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	2,541	1,393
Other assets	1,161	4,960
Accounts payable and accrued expenses	2,044	(1,498)
Other liabilities	772	(977)
Net cash provided by operating activities	92,621	65,193

Cash flows from investing activities:
Acquisition of real estate assets	(44,685)	(82,071)
Development and construction of real estate assets	(1,812)	(4,494)
Investments in real estate ventures	(702)	(3,405)
Return of investment in real estate ventures	1,848	—
Change in restricted cash	(11,466)	(2,202)
Purchase of notes receivable	(7,875)	—
Purchase of equipment and fixtures	(1,223)	(3,463)
Net cash used in investing activities	(65,915)	(95,635)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	226,698	112,532
Repurchase of exchangeable senior notes	(87,663)	—
Proceeds from notes payable and lines of credit	326,481	264,686
Principal payments on notes payable and lines of credit	(290,069)	(335,693)
Deferred financing costs	(4,791)	(3,200)
Redemption of Operating Partnership units held by noncontrolling interest	(155)	(271)
Net proceeds from exercise of stock options	6,138	10,505
Dividends paid on common stock	(39,829)	(25,575)
Distributions to noncontrolling interests	(4,498)	(4,105)
Net cash provided by financing activities	132,312	18,879
Net increase (decrease) in cash and cash equivalents	159,018	(11,563)
Cash and cash equivalents, beginning of the period	26,484	46,750
Cash and cash equivalents, end of the period	$185,502	$35,187

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Supplemental schedule of cash flow information:
Interest paid, net of amounts capitalized	$31,215	$30,400

Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$—	$2,344
Common stock and paid-in capital	—	(2,344)
Tax effect from vesting of restricted stock grants and stock option exercises:
Other assets	$2,238	$2,091
Paid-in capital	(2,238)	(2,091)
Acquisitions of real estate assets:
Real estate assets, net	$429	$8,660
Notes payable assumed	—	(8,660)
Operating Partnership units issued	(429)	—
Receivable from sale of interest in real estate ventures:
Other assets	$3,349	$—
Investments in real estate ventures	(3,349)	—

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At June 30, 2012, the Company had direct and indirect equity interests in 703 operating storage facilities.  In addition, the Company managed 179 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 882.  These properties are located in 34 states and Washington, D.C.

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self-storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of results that may be expected for the year ended December 31, 2012. The condensed consolidated balance sheet as of December 31, 2011, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

3.              FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities - cash flow hedge swap agreements	$(12,043)	$—	$(12,043)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three or six months ended June 30, 2012.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three or six months ended June 30, 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets held for use are evaluated for impairment when events or circumstances indicate there may be impairment.  The Company reviews each self-storage facility at least annually to determine if any such events or circumstances have occurred or exist.  The Company focuses on facilities where occupancy and/or rental income have decreased by a significant amount.  For these facilities, the Company determines whether the decrease is temporary or permanent, and whether the facility will likely recover the lost occupancy and/or revenue in the short term.  In addition, the Company carefully reviews facilities in the lease-up stage and compares actual operating results to original projections.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011 approximate fair value. The fair value of the Company’s note receivable from Preferred Operating Partnership unit holder is based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximates the current market rate for loans with similar maturities and credit quality.  The fair values of the Company’s fixed-rate notes payable, notes payable to trusts and exchangeable senior notes, were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality.

The fair values of the Company’s note receivable from Preferred Operating Partnership unit holder, fixed-rate notes payable and notes payable to trusts, and exchangeable senior notes are as follows:

	June 30, 2012		December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$106,421	$100,000	$104,049	$100,000
Fixed-rate notes payable and notes payable to trusts	$1,148,576	$1,072,355	$1,008,039	$938,681
Exchangeable senior notes	$—	$—	$92,265	$87,663

4.              NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average common shares outstanding, including unvested share-based payment awards that contain a non-forfeitable right to dividends or dividend equivalents. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the treasury stock or as if-converted method. Potential common shares are securities (such as options, convertible debt, exchangeable Series A Participating Redeemable Preferred Operating Partnership units (“Preferred OP units”) and exchangeable Operating Partnership units (“OP units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive (those that reduce earnings per share) are included.

The Company’s Operating Partnership had $87,663 of exchangeable senior notes (the “Notes”) issued and outstanding prior to April 2012, when all of the outstanding Notes were surrendered for exchange. Prior to their exchange, the Notes could potentially have had a dilutive effect on the Company’s earnings per share calculations. The Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes and at the time prior to surrender had an exchange price of $23.20 per share. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” required an assumption that shares would be used to pay the exchange obligations in excess of the accreted principal amount, and required that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included for the three or six months ended June 30, 2011 as the stock price during this time did not exceed the exchange price.  No shares were included for the three or six months ended June 30, 2012, as the Notes were no longer outstanding at June 30, 2012.

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

For the three months ended June 30, 2012 and 2011, options to purchase 66,042 and 122,321 shares of common stock, and for the six months ended June 30, 2012 and 2011, options to purchase 48,980 and 99,482  shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$22,413	$10,609	$42,627	$18,910
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	2,325	1,910	4,625	3,754
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,437)	(1,437)	(2,875)	(2,875)
Net income for diluted computations	$23,301	$11,082	$44,377	$19,789
Weighted average number of common shares outstanding - basic	102,107,535	91,439,042	98,497,788	89,733,518
Operating Partnership units	3,060,467	3,049,935	3,060,467	3,049,935
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Shares related to Dilutive and Cancelled Stock Options	495,983	531,891	515,330	562,708
Weighted average number of common shares outstanding - diluted	106,653,965	96,010,848	103,063,565	94,336,141

Net income per common share
Basic	$0.22	$0.12	$0.43	$0.21
Diluted	$0.22	$0.12	$0.43	$0.21

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the six months ended June 30, 2012, and does not include improvements made to existing assets:

			Consideration Paid					Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total Paid	Cash Paid	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition
Texas	1	2/29/2012	$9,405	$9,323	$82	$—	—	$1,036	$8,133	$187	$49	Unrelated third party
Maryland	1	3/7/2012	6,284	5,886	21	377	14,193	465	5,600	128	91	Unrelated third party
Florida	3	5/2/2012	14,942	14,792	150	—	—	1,933	12,682	321	6	Unrelated third party
Maryland	1	5/31/2012	6,501	6,438	11	52	1,814	1,185	5,051	147	118	Unrelated third party

6.              VARIABLE INTERESTS

The Company has interests in two unconsolidated joint ventures with unrelated third parties which are variable interest entities (“VIEs”). The Company holds 18% and 39% of the equity interests in the VIE joint ventures (“VIE JVs”), and has 50% of the voting rights in each of the VIE JVs. Qualification of each VIE JV as a VIE was based on the determination that the equity investments at risk for each of these joint ventures were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for these joint ventures to determine which party was the primary beneficiary of each VIE. The Company determined that since the powers to direct the activities most significant to the economic performance of these entities are shared equally by the Company and its joint venture partners, there is no primary beneficiary. Accordingly, these interests are recorded using the equity method.

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

The Company guarantees the mortgage notes payable for the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of June 30, 2012 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantees is unlikely and, therefore, no liability has been recorded related to these guarantees. The Company believes the payables to the Company are collectible. Additionally, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company.

In addition to the VIEs mentioned above, on May 1, 2012, the Company purchased two notes receivable from Capmark Bank for a total of $7,875.  These receivables are due from Spacebox Land O’Lakes, LLC and Spacebox North Fort Myers, LLC (collectively, “Spacebox”), a third party.  The notes bear interest at 15% per annum and are due April 30, 2013.  Spacebox owns two self-storage properties located in Florida, which are collateral for the notes. The Company began performing management services for these two properties at the time of the purchase of the notes receivable, for a management fee of approximately 6% of the cash collected by the properties.  These notes receivable are included in other assets on the condensed consolidated balance sheet.

The Company determined that the two Spacebox entities qualify as VIEs because the equity investments at risk for each of these entities were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company is not the primary beneficiary of either VIE. As of June 30, 2012, the Company’s maximum exposure to loss for these entities is equal to the balance of the notes receivable, accrued interest on the notes receivable, and payables due to the Company.  The payables to the Company consist of amounts owed for expenses paid on behalf of Spacebox by the Company as manager.  The Company believes the notes receivable are collectible.  Also, repossessing and/or selling the self-storage properties that collateralize the loans could provide funds sufficient to reimburse the Company.

The following table compares the Company’s liability balance to the respective VIEs and the maximum exposure to loss related to each VIE as of June 30, 2012, after netting such liability balance:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,148	$5,120	$2,205	$8,473	$(8,473)
Extra Space of Sacramento One LLC	—	(964)	4,307	6,131	9,474	(9,474)
Spacebox Land O’ Lakes LLC	—	—	—	3,684	3,684	(3,684)
Spacebox North Fort Myers, LLC	—	—	—	4,378	4,378	(4,378)
	$—	$184	$9,427	$16,398	$26,009	$(26,009)

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of June 30, 2012:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the three or six months ended June 30, 2012 or 2011.

7.              DERIVATIVES

GAAP requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  A company must designate each qualifying hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in foreign operations.

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed- and variable-rate borrowings.  The Company designates certain interest rate swaps as cash flow hedges of variable-rate borrowings and the remainder as fair value hedges of fixed-rate borrowings.

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

The following table summarizes the terms of the Company’s twelve cash flow hedges at June 30, 2012:

Hedge Product	Original Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$8,462 - $63,000	2.25% - 6.98%	2/1/2009 - 4/30/2012	6/30/2013 - 5/1/2020

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Type	Income (Expense)	2012	2011	2012	2011
Swap Agreements	Interest expense	$(1,397)	$(1,365)	$(2,515)	$(2,014)

Information relating to the gain (loss) recognized on the interest rate swap agreements is as follows:

	Gain (loss) recognized in OCI	Location of amounts	Gain (loss) reclassified from OCI
Type	June 30, 2012	reclassified from OCI into income	For the Six Months Ended June 30, 2012
Swap Agreements	$(3,732)	Interest expense	$(2,515)

The interest rate swap agreements were highly effective for the three and six months ended June 30, 2012.  The gain (loss) reclassified from other comprehensive income (“OCI”) in the preceding table represents the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the six months ended June 30, 2012.

The balance sheet classification and carrying amounts of the derivative instruments are as follows:

Asset (Liability) Derivatives
	June 30, 2012		December 31, 2011
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments:	Location	Value	Location	Value
Swap Agreements	Other liabilities	$(12,043)	Other liabilities	$(8,311)

8.              EXCHANGEABLE SENIOR NOTES

On March 27, 2007, the Company’s Operating Partnership issued $250,000 of 3.625% Exchangeable Senior Notes.  The Notes bore interest at 3.625% per annum and contained an exchange settlement feature, which provided that the Notes could, under certain circumstances, have been exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the option of the Operating Partnership.

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

As of April 3, 2012, the Company received notice that the holders of the entire $87,663 principal amount of the Notes had surrendered their Notes for exchange. On April 26, 2012, the Company settled the exchange by paying cash for the principal amount of the Notes, as required by the indenture, and issuing 684,685 shares of common stock for the value in excess of the principal amount.  The issuance of shares was reflected as an increase in paid-in-capital with a corresponding decrease in paid-in-capital attributable to the reacquisition of the equity component of the convertible debt, as discussed below.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company, therefore, accounted for the liability and equity components of the Notes separately.  The equity component was included in paid-in-capital in stockholders’ equity in the condensed consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component.  The discount was amortized over the period of the debt as additional interest expense.

9.              STOCK OFFERING

On April 16, 2012, the Company issued and sold 8,050,000 shares of its common stock in a public offering at a price of $28.22 per share. The Company received gross proceeds of $227,171. Transaction costs were $473, resulting in net proceeds of $226,698.

10.       NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

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

11.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 96.3% majority ownership interest therein as of June 30, 2012. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 3.7% are held by certain former owners of assets acquired by the Operating Partnership.  As of June 30, 2012, the Operating Partnership had 3,060,467 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at June 30, 2012, was $29.34 and there were 3,060,467 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on June 30, 2012, and the Company elected to pay the noncontrolling members cash, the Company would have paid $89,794 in cash consideration to redeem the OP units.

GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and requires changes in ownership interest to be accounted for similarly as equity transactions.  If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

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

12.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of June 30, 2012.  Two of these consolidated properties were under development, and one was in the lease-up stage at June 30, 2012.  The ownership interests of the third-party owners range from 5.0% to 27.6%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third-party owners based on their ownership percentages are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

13.       EQUITY IN EARNINGS OF REAL ESTATE VENTURES — GAIN ON SALE OF JOINT VENTURE REAL ESTATE ASSETS

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

14.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Financial information for the Company’s business segments is set forth below:

	June 30, 2012	December 31, 2011
Balance Sheet
Investment in real estate ventures
Rental operations	$125,729	$130,410

Total assets
Property management, acquisition and development	$418,189	$250,953
Rental operations	2,274,303	2,243,441
Tenant reinsurance	15,851	21,856
	$2,708,343	$2,516,250

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations
Total revenues
Property management, acquisition and development	$6,659	$6,144	$13,245	$12,111
Rental operations	79,284	64,300	155,128	125,790
Tenant reinsurance	9,008	7,596	17,565	14,620
	$94,951	$78,040	$185,938	$152,521

Rental operations	41,701	35,952	83,826	72,106
Tenant reinsurance	1,424	1,382	3,272	2,997
	$57,076	$52,188	$115,293	$102,639

Income (loss) from operations
Property management, acquisition and development	$(7,292)	$(8,710)	$(14,950)	$(15,425)
Rental operations	37,583	28,348	71,302	53,684
Tenant reinsurance	7,584	6,214	14,293	11,623
	$37,875	$25,852	$70,645	$49,882

Interest expense
Property management, acquisition and development	$(264)	$(823)	$(995)	$(1,605)
Rental operations	(15,590)	(15,878)	(33,374)	(31,938)
	$(15,854)	$(16,701)	$(34,369)	$(33,543)

Interest income
Property management, acquisition and development	$445	$187	$717	$366
Tenant reinsurance	3	2	6	5
	$448	$189	$723	$371

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,212	$1,212	$2,425	$2,425

Equity in earnings of real estate ventures
Rental operations	$2,698	$2,376	$4,994	$4,187

Equity in earnings of real estate ventures-gain on sale of real estate assets
Property management, acquisition and development	$—	$—	$5,429	$—

Income tax expense
Property management, acquisition and development	$1,021	$1,763	$2,421	$3,403
Tenant reinsurance	(2,655)	(2,174)	(5,005)	(4,068)
	$(1,634)	$(411)	$(2,584)	$(665)

Net income (loss)
Property management, acquisition and development	$(4,878)	$(6,371)	$(4,953)	$(10,836)
Rental operations	24,691	14,846	42,922	25,933
Tenant reinsurance	4,932	4,042	9,294	7,560
	$24,745	$12,517	$47,263	$22,657

Depreciation and amortization expense
Property management, acquisition and development	$937	$852	$1,932	$1,627
Rental operations	15,689	13,240	31,218	26,050
	$16,626	$14,092	$33,150	$27,677

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(44,685)	$(82,071)

Development and construction of real estate assets
Property management, acquisition and development			$(1,812)	$(4,494)

15.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

				Estimated
		Loan		Fair
	Date of	Maturity	Guaranteed	Value of
	Guaranty	Date	Loan Amount	Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$5,120	$8,393
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,662
ESS Baltimore LLC	Nov-04	Feb-13	$3,991	$6,559

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of June 30, 2012, as the fair value of the guarantees was not material. The Company believes the risk of incurring a material loss as a result of having to perform on these guarantees is unlikely.

The Company has been involved in routine litigation arising in the ordinary course of business.  As a result of these litigation matters, the Company has recorded a liability of $1,800, which is included in other liabilities on the condensed consolidated balance sheets.  The Company does not believe that it is reasonably likely that the loss related to these litigation matters will be in excess of the current amount accrued.  As of June 30, 2012, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

16.       SUBSEQUENT EVENTS

On July 2, 2012, the Company completed its acquisition of Prudential Real Estate Investors’ (“PREI®”) 94.9% interest in the ESS PRISA III LLC joint venture that was formed in 2005, resulting in full ownership by the Company. The joint venture owned 36 properties located in 18 states.  The Company paid approximately $300,000 to acquire PREI’s interest in the joint venture, consisting of approximately $162,000 in cash consideration and the assumption of an existing loan of $145,000, of which $138,000 related to PREI’s interest.

On July 18, 2012, the Company acquired one additional property, located in Colorado, for approximately $7,100.

On July 18, 2012, the Company acquired six additional properties for approximately $55,200.  These properties are located in New Jersey and New York.

On July 19, 2012, the Company acquired one additional property, located in South Carolina, for approximately $4,650.

On July 26, 2012, the Company acquired one additional property, located in California, for approximately $4,850.

On July 31, 2012, the Company purchased a parcel of land that was subject to a ground lease on an existing property, located in Maryland, for approximately $3,700.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2011 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. We derive our revenues from rents received from tenants under existing leases at each of our self-storage properties; management fees on the properties we manage for joint venture partners, franchisees and unaffiliated third parties; and our tenant reinsurance program.  Our management fee is equal to approximately 6% of total revenues generated by the managed properties.

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

We continue to evaluate a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

•                      Maximize the performance of properties through strategic, efficient and proactive management. We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows greater ability than the majority of our competitors to implement national, regional and local marketing programs, which we believe will attract more customers to our stores at a lower net cost.

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

PROPERTIES

As of June 30, 2012, we owned or had ownership interests in 703 operating self-storage properties. Of these properties, 363 are wholly-owned and 340 are held in joint ventures. In addition, we managed 179 properties for franchisees or third parties, bringing the total number of operating properties that we own and/or manage to 882. These properties are located in 34 states and Washington, D.C.  As of June 30, 2012, we owned and/or managed approximately 64 million square feet of space with approximately 585,000 units.

Our properties are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These areas all enjoy above-average population growth and income levels. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale.  Our acquisitions and management business have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

As of June 30, 2012, over 495,000 tenants were leasing storage units at our 882 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as markets permit.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2012, the median length of stay was approximately 13 months. These existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends.  The average annual rent per square foot for our existing customers at these stabilized properties, net of discounts and bad debt, was $13.49 at June 30, 2012, compared to $13.16 at June 30, 2011.  This compares to our average annual rent per square foot for new leases of $14.37 at June 30, 2012, compared to $13.88 at June 30, 2011.  The average discount on new leases for these periods was 5.8% and 6.8%, respectively.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties by state as of June 30, 2012 and 2011. The information as of June 30, 2011, is on a pro forma basis as though all the properties owned and/or managed at June 30, 2012, were under our control as of June 30, 2011.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2012 (1)	Number of Units as of June 30, 2011	Net Rentable Square Feet as of June 30, 2012 (2)	Net Rentable Square Feet as of June 30, 2011	Square Foot Occupancy % June 30, 2012	Square Foot Occupancy % June 30, 2011

Wholly-owned properties
Alabama	3	1,402	1,396	172,999	173,419	90.5%	86.7%
Arizona	5	2,793	2,795	356,720	356,820	85.0%	89.7%
California	71	53,009	52,929	5,526,619	5,541,764	85.9%	83.7%
Colorado	10	4,518	4,508	569,411	569,286	94.0%	90.6%
Connecticut	3	1,962	1,980	178,020	178,030	94.2%	93.6%
Florida	35	22,918	23,085	2,481,565	2,486,315	88.0%	83.6%
Georgia	16	8,407	8,403	1,084,429	1,088,994	90.1%	85.3%
Hawaii	2	2,792	2,799	137,869	145,812	85.9%	87.5%
Illinois	11	7,387	7,372	806,259	806,635	91.5%	83.0%
Indiana	8	4,310	4,388	511,034	511,034	92.8%	89.4%
Kansas	1	505	506	50,340	50,340	92.5%	95.2%
Kentucky	4	2,150	2,171	254,115	254,191	93.3%	91.4%
Louisiana	2	1,414	1,413	150,215	150,165	91.1%	90.1%
Maryland	17	12,390	12,360	1,334,699	1,334,440	90.2%	88.6%
Massachusetts	29	17,499	17,514	1,792,187	1,792,832	91.9%	90.0%
Michigan	2	1,026	1,020	135,842	134,674	93.5%	90.3%
Missouri	6	3,154	3,157	375,337	374,962	92.9%	91.0%
Nevada	2	963	989	129,214	130,040	71.8%	67.2%
New Hampshire	2	1,005	1,007	125,473	125,473	89.5%	90.0%
New Jersey	28	22,915	22,954	2,207,571	2,209,568	91.6%	89.4%
New Mexico	1	538	536	71,475	71,395	91.4%	92.8%
New York	13	11,448	11,463	872,199	870,313	90.7%	86.7%
Ohio	14	8,147	8,315	993,854	993,889	87.8%	82.2%
Oregon	1	768	770	103,090	103,130	95.3%	93.9%
Pennsylvania	9	5,725	5,776	659,845	655,555	89.9%	90.3%
Rhode Island	2	1,183	1,191	130,996	131,591	89.0%	82.0%
South Carolina	4	2,156	2,156	253,668	253,406	94.0%	91.6%
Tennessee	3	1,606	1,617	214,860	215,420	88.4%	88.4%
Texas	21	13,437	13,415	1,575,683	1,575,706	88.4%	86.4%
Utah	7	3,160	3,195	408,251	408,357	92.8%	87.7%
Virginia	6	4,288	4,296	416,202	416,552	90.4%	92.9%
Washington	4	2,502	2,533	307,950	308,015	92.3%	82.8%
Total Wholly-Owned Stabilized	342	227,477	228,009	24,387,991	24,418,123	89.3%	86.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2012 (1)	Number of Units as of June 30, 2011	Net Rentable Square Feet as of June 30, 2012 (2)	Net Rentable Square Feet as of June 30, 2011	Square Foot Occupancy % June 30, 2012	Square Foot Occupancy % June 30, 2011

Joint-venture properties
Alabama	3	1,712	1,709	206,053	205,798	90.6%	88.5%
Arizona	10	6,407	6,395	729,479	729,494	89.6%	86.7%
California	83	60,105	60,024	6,177,297	6,178,761	91.2%	87.6%
Colorado	2	1,316	1,310	158,543	158,783	94.0%	85.6%
Connecticut	8	5,988	5,993	692,963	693,408	90.2%	89.3%
Delaware	1	589	585	72,080	71,680	95.2%	89.9%
Florida	24	19,244	19,632	1,939,285	1,962,905	88.6%	86.1%
Georgia	3	1,851	1,849	240,161	240,701	88.0%	80.4%
Illinois	7	4,949	4,943	502,323	501,398	93.2%	87.5%
Indiana	6	2,431	2,419	315,141	315,151	95.3%	89.8%
Kansas	2	835	838	108,995	108,930	86.9%	85.7%
Kentucky	4	2,289	2,277	270,793	269,545	92.0%	90.4%
Maryland	15	11,877	11,839	1,160,302	1,159,349	92.0%	90.7%
Massachusetts	15	7,835	7,831	893,662	895,215	88.4%	88.1%
Michigan	9	5,472	5,438	729,273	729,708	94.2%	91.3%
Missouri	1	531	530	61,275	61,275	94.7%	93.8%
Nevada	8	5,273	5,354	741,182	692,308	81.0%	84.9%
New Hampshire	3	1,312	1,310	137,344	137,314	90.4%	91.2%
New Jersey	20	14,879	14,878	1,558,101	1,559,726	90.1%	88.1%
New Mexico	9	4,652	4,655	542,723	542,327	85.4%	87.1%
New York	19	19,021	19,026	1,554,803	1,555,373	91.3%	89.4%
Ohio	12	5,400	5,442	786,354	793,084	91.7%	85.0%
Oregon	2	1,294	1,290	136,540	136,600	97.6%	90.7%
Pennsylvania	10	7,937	7,996	800,077	800,280	92.9%	92.8%
Tennessee	23	12,544	12,536	1,669,916	1,668,743	88.1%	88.7%
Texas	19	11,742	11,762	1,531,151	1,536,352	92.4%	88.9%
Virginia	17	12,018	12,022	1,268,659	1,267,963	92.2%	92.4%
Washington	1	548	547	62,730	62,730	94.7%	92.4%
Washington, DC	1	1,529	1,529	101,989	101,989	93.2%	94.9%
Total Joint-Ventures Stabilized	337	231,580	231,959	25,149,194	25,136,890	90.6%	88.4%

Managed properties
Arizona	1	578	580	67,460	67,350	67.4%	50.6%
California	41	26,778	26,924	3,412,661	3,401,220	72.2%	71.2%
Colorado	4	1,523	1,516	167,265	167,300	95.2%	91.3%
Connecticut	1	484	501	61,480	61,460	81.4%	66.3%
Florida	17	9,028	9,072	1,103,669	1,100,259	75.2%	70.0%
Georgia	2	1,435	1,426	181,425	179,525	74.0%	71.2%
Hawaii	3	3,492	3,492	202,693	202,296	62.4%	62.6%
Illinois	6	3,536	3,547	350,458	352,469	84.2%	69.9%
Indiana	1	501	501	55,225	55,225	93.2%	92.5%
Kansas	1	468	476	110,520	112,000	80.3%	69.4%
Kentucky	1	530	522	66,100	66,100	94.3%	93.8%
Louisiana	1	1,014	996	135,140	133,080	73.5%	66.9%
Maryland	8	5,039	5,022	544,265	543,140	90.4%	86.7%
Massachusetts	5	5,215	5,248	459,138	459,283	70.1%	68.1%
Missouri	2	1,206	1,206	151,776	151,307	84.1%	89.7%
Nevada	2	1,563	1,568	170,575	170,375	75.6%	78.3%
New Jersey	3	1,648	1,659	180,718	178,498	84.4%	76.0%
New Mexico	3	1,649	1,647	188,520	188,520	83.3%	84.8%
North Carolina	8	5,206	5,248	577,327	578,827	87.9%	81.1%
Ohio	4	1,050	1,072	154,760	158,360	84.1%	75.4%
Pennsylvania	16	7,326	7,382	902,810	901,110	85.4%	79.4%
South Carolina	2	1,154	1,169	162,487	163,267	87.7%	76.3%
Tennessee	3	1,498	1,497	206,135	205,225	88.8%	92.0%
Texas	7	3,540	3,549	455,434	459,142	86.9%	82.6%
Utah	2	1,451	1,450	211,556	211,556	84.8%	83.7%
Virginia	3	1,758	1,763	177,960	178,190	93.4%	85.5%
Washington	1	466	472	56,590	56,590	90.0%	72.3%
Washington, DC	2	1,263	1,263	112,459	112,459	93.3%	94.6%
Total Managed Stabilized	150	90,399	90,768	10,626,606	10,614,133	79.2%	75.6%

Total Stabilized Properties	829	549,456	550,736	60,163,791	60,169,146	88.0%	85.3%

(1)      Represents unit count as of June 30, 2012, which may differ from June 30, 2011 unit count due to unit conversions or expansions.

(2)      Represents net rentable square feet as of June 30, 2012, which may differ from  June 30, 2011 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties by state as of June 30, 2012 and 2011. The information as of June 30, 2011 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2012 were under our control as of June 30, 2011.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2012 (1)	Number of Units as of June 30, 2011	Net Rentable Square Feet as of June 30, 2012 (2)	Net Rentable Square Feet as of June 30, 2011	Square Foot Occupancy % June 30, 2012	Square Foot Occupancy % June 30, 2011

Wholly-owned properties
Arizona	1	633	644	71,355	71,355	54.5%	20.0%
California	8	5,464	4,882	592,123	518,513	71.2%	56.9%
Florida	6	5,133	5,244	519,480	520,095	68.1%	38.1%
Maryland	2	1,677	1,677	172,035	172,050	61.7%	34.3%
Massachusetts	1	690	615	73,020	74,025	76.2%	72.3%
New Jersey	1	575	583	67,167	67,187	82.1%	80.0%
Oregon	1	724	724	75,750	76,020	94.7%	64.5%
Tennessee	1	519	505	70,700	69,550	79.2%	69.2%
Total Wholly-Owned in Lease up	21	15,415	14,874	1,641,630	1,568,795	70.6%	49.1%

Joint-venture properties
California	1	970	982	87,853	87,853	91.4%	66.1%
Illinois	2	1,311	1,307	131,470	131,418	80.9%	63.3%
Total Joint-Ventures in Lease up	3	2,281	2,289	219,323	219,271	85.1%	64.4%

Managed properties
Colorado	2	1,087	587	121,044	60,896	80.5%	21.2%
Florida	7	4,609	4,638	458,124	458,713	65.7%	50.5%
Georgia	5	2,720	2,771	447,333	442,208	70.4%	59.5%
Illinois	3	1,915	1,934	162,414	160,235	86.7%	63.8%
Maryland	1	955	—	88,200	—	34.5%	0.0%
Massachusetts	2	1,573	558	137,287	52,868	42.6%	53.9%
New York	1	920	—	97,084	—	23.8%	0.0%
North Carolina	2	1,043	659	143,725	105,991	72.1%	85.2%
Pennsylvania	1	852	866	68,409	68,569	82.4%	70.6%
Rhode Island	1	969	985	91,075	90,995	46.3%	43.7%
South Carolina	1	722	742	76,435	76,435	95.0%	60.4%
Texas	2	1,559	1,594	171,613	172,447	40.8%	18.4%
Utah	1	430	—	65,310	—	53.7%	0.0%
Total Managed in Lease up	29	19,354	15,334	2,128,053	1,689,357	63.3%	53.0%

Total Lease up Properties	53	37,050	32,497	3,989,006	3,477,423	67.5%	52.0%

(1) Represents unit count as of June 30, 2012, which may differ from June 30, 2011 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2012, which may differ from June 30, 2011 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2012 and 2011

Overview

Results for the three and six months ended June 30, 2012, include the operations of 703 properties (364 of which were consolidated and 339 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2011, which included the operations of 680 properties (326 of which were consolidated and 354 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues:
Property rental	$79,284	$64,300	$14,984	23.3%	$155,128	$125,790	$29,338	23.3%
Management and franchise fees	6,659	6,144	515	8.4%	13,245	12,111	1,134	9.4%
Tenant reinsurance	9,008	7,596	1,412	18.6%	17,565	14,620	2,945	20.1%
Total revenues	$94,951	$78,040	$16,911	21.7%	$185,938	$152,521	$33,417	21.9%

Property Rental — The increases in property rental revenues for the three and six months ended June 30, 2012 consist primarily of increases of $9,472 and $18,833, respectively, associated with acquisitions completed in 2012 and 2011.  We completed 55 property acquisitions in 2011 and closed on six property acquisitions during the six months ended June 30, 2012. In addition, increases of  $3,974 and $7,461 resulted from increases in occupancy and rental rates to existing customers at our stabilized properties for the three and six months ended June 30, 2012, respectively.  Occupancy at our stabilized properties increased to 89.3% at June 30, 2012, as compared to 86.5% at June 30, 2011.  Rental rates to new tenants increased by 3.0% over the same period in the prior year. Increases in occupancy at our lease-up properties increased our property rental revenue by $1,538 and $3,044, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc. manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees and unconsolidated joint ventures. The increase in management and franchise fee revenues is generally due to higher revenues generated at managed properties in 2012 when compared to 2011.

Tenant Reinsurance — The increase in tenant reinsurance revenues was primarily due to the increase of overall customer participation to 66.6% at June 30, 2012 compared to 64.0% at June 30, 2011.  In addition, the number of properties that were owned and/or managed by us was 882 at June 30, 2012 compared to 860 at June 30, 2011.

Expenses

The following table sets forth information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Expenses:
Property operations	$26,012	$22,712	$3,300	14.5%	$52,608	$46,056	$6,552	14.2%
Tenant reinsurance	1,424	1,382	42	3.0%	3,272	2,997	275	9.2%
Acquisition related costs	469	1,570	(1,101)	(70.1)%	1,078	1,819	(741)	(40.7)%
General and administrative	12,545	12,432	113	0.9%	25,185	24,090	1,095	4.5%
Depreciation and amortization	16,626	14,092	2,534	18.0%	33,150	27,677	5,473	19.8%
Total expenses	$57,076	$52,188	$4,888	9.4%	$115,293	$102,639	$12,654	12.3%

Property Operations — The increase in property operations expense during the three and six months ended June 30, 2012 consisted primarily of  increases associated with acquisitions completed in 2012 and 2011.  We completed 55 property acquisitions in 2011 and closed on six property acquisitions during the six months ended June 30, 2012.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

Acquisition Related Costs — Acquisition related costs relate to acquisition activities during the periods indicated. We acquired four properties during the three months ended June 30, 2012 compared to 24  properties during the same period in 2011.  We acquired six properties during the six months ended June 30, 2012, compared to 24 properties during the same period in 2011.

General and Administrative — General and administrative expenses primarily include all expenses not directly related to the properties, including corporate payroll, travel and professional fees.  These expenses are recognized as incurred. The increase in general and administrative expenses for the six months ended June 30, 2012 was primarily due to the overall cost associated with additional properties. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties. During the year ended December 31, 2011, we purchased 55 properties, 40 of which we did not previously manage.  During the six months ended June 30, 2012, we purchased an additional six properties.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition and development of new properties.  During the six months ended June 30, 2012, we completed the development of one property and acquired six properties.  During the year ended December 31, 2011, we purchased 55 properties and completed the development of five properties.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Other income and expenses:
Interest expense	$(15,854)	$(16,261)	$407	(2.5)%	$(33,925)	$(32,675)	$(1,250)	3.8%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	—	(440)	440	(100.0)%	(444)	(868)	424	(48.8)%
Interest income	448	189	259	137.0%	723	371	352	94.9%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	—	—	2,425	2,425	—	—
Equity in earnings of real estate ventures	2,698	2,376	322	13.6%	4,994	4,187	807	19.3%
Equity in earnings of real estate assets - gain on sale of real estate assets	—	—	—	—	5,429	—	5,429	100.0%
Income tax expense	(1,634)	(411)	(1,223)	297.6%	(2,584)	(665)	(1,919)	288.6%
Total other expense, net	$(13,130)	$(13,335)	$205	(1.5)%	$(23,382)	$(27,225)	$3,843	(14.1)%

Interest Expense — The decrease in interest expense for the three months ended June 30, 2012, when compared to the same period last year, was primarily the result of lower interest rates on new and existing loans.  The increase in interest expense for the six months ended June 30, 2012, compared to prior year, was due primarily to costs associated with prepaying certain loans.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — Represents the amortization of the discount on the Notes, which reflects the effective interest rate relative to the carrying amount of the liability.  All of the outstanding Notes were surrendered for exchange in April 2012.

Interest Income — Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions. The increase in interest income is primarily the result of a higher cash balance during the period ended June 30, 2012 when compared to the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures — The increase in equity in earnings of real estate ventures for the three and six months ended June 30, 2012 was due primarily to increased revenues at our joint ventures as a result of increases in occupancy and rental rates to new and existing customers and lower property expenses due to reduced utility and snow removal costs.

Equity in Earnings of Real Estate Assets - Gain on Sale of Real Estate Assets — In February 2012, a joint venture in which we held a 40% equity interest sold its only self-storage property.  As a result of the sale, the joint venture was dissolved, and we received cash proceeds which resulted in a gain of $5,429.  There was no significant equity in earnings on gains from the sale of real estate assets for the three or six months ended June 30, 2011.

Income Tax Expense — For the three and six months ended June 30, 2012 the increase in income tax expense primarily related to increased revenues at our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,654)	$(1,552)	$(102)	6.6%	$(3,303)	$(3,084)	$(219)	7.1%
Net income allocated to Operating Partnership and other noncontrolling interests	(678)	(356)	(322)	90.4%	(1,333)	(663)	(670)	101.1%
Total income allocated to noncontrolling interests:	$(2,332)	$(1,908)	$(424)	22.2%	$(4,636)	$(3,747)	$(889)	23.7%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred OP units as of June 30, 2012 and 2011 equals the fixed distribution paid to the Preferred OP unit holder, plus approximately 0.9% of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of June 30, 2012 and 2011 represents approximately 2.9% and 3.2%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Income allocated to other noncontrolling interests represents the income allocated to partners in consolidated joint ventures.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$22,413	$10,609	$42,627	$18,910

Adjustments:
Real estate depreciation	14,861	12,677	29,494	25,042
Amortization of intangibles	988	412	2,040	720
Joint venture real estate depreciation and amortization	1,828	2,057	3,602	4,132
Joint venture gain on sale of properties	—	(366)	(5,429)	(330)
Distributions paid on Preferred Operating Partnership units	(1,437)	(1,437)	(2,875)	(2,875)
Income allocated to Operating Partnership noncontrolling interests	2,325	1,910	4,625	3,754
Funds from operations	$40,978	$25,862	$74,084	$49,353

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2012	2011	Change	2012	2011	Change
Same-store rental and tenant reinsurance revenues	$68,549	$64,232	6.7%	$134,969	$126,711	6.5%
Same-store operating and tenant reinsurance expenses	21,235	21,279	(0.2)%	43,447	43,874	(1.0)%
Same-store net operating income	$47,314	$42,953	10.2%	$91,522	$82,837	10.5%

Non same-store rental and tenant reinsurance revenues	$19,743	$7,664	157.6%	$37,724	$13,699	175.4%
Non same-store operating and tenant reinsurance expenses	$6,201	$2,815	120.3%	$12,433	$5,179	140.1%

Total rental and tenant reinsurance revenues	$88,292	$71,896	22.8%	$172,693	$140,410	23.0%
Total operating and tenant reinsurance expenses	$27,436	$24,094	13.9%	$55,880	$49,053	13.9%

Same-store square foot occupancy as of quarter end	90.4%	87.7%		90.4%	87.7%

Properties included in same-store	282	282		282	282

The increases in same-store rental revenues for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, was due primarily to a 2.7% increase in occupancy, an 11% decrease in discounts and an average increase of 3.0% in incoming rates to new tenants.  The decrease in same-store operating expenses was primarily due to reduced utility and office expenses.

CASH FLOWS

Cash flows provided by operating activities were $92,621 and $65,193, respectively, for the six months ended June 30, 2012 and 2011. The increase compared to the same period of the prior year primarily relates to a $24,606 increase in net income and an increase in depreciation and amortization of $5,473.  These increases were offset by a decrease in distributions from real estate ventures in excess of earnings of $4,983.

Cash used in investing activities was $65,915 and $95,635, respectively, for the six months ended June 30, 2012 and 2011.  The decrease relates primarily to a decrease of $37,386 in the amount of cash used to acquire real estate assets during 2012 compared to 2011, as well as reductions of cash used for the development and construction of real estate assets of $2,682, and investments in real estate ventures of $2,703.  These decreases were offset by a change in restricted cash of $9,264, and cash used to purchase notes receivable of $7,875.

Cash provided by financing activities for the six months ended June 30, 2012 was $132,312 compared to $18,879 for the six months ended June 30, 2011.  The change in cash provided by financing activities related to an increase of $114,166 in proceeds from the sale of common stock, increases in proceeds from notes payable and lines of credit of $61,795 over the same period of the prior year, and a decrease in cash paid for principal payments on notes payable and lines of credit of $45,624.  These were offset by an increase in cash used to repurchase exchangeable senior notes of $87,663, and an increase in dividends paid on common stock of $14,254.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $185,502 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2011 and the first six months of 2012, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table sets forth information on our lines of credit for the periods indicated:

	As of June 30, 2012
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.2%	10/19/2007	10/31/2012	LIBOR plus 1.00% - 2.10%	(5)
Credit Line 2	—	74,000	2.4%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1,4,5)
Credit Line 3	—	75,000	2.4%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2,4,5)
Credit Line 4	—	40,000	2.4%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3,4,5)
Credit Line 5	—	50,000	2.4%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3,4,5)
	$100,000	$339,000

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

(4) Guaranteed by the Company

(5) Secured by mortgages on certain real estate assets

As of June 30, 2012, we had $1,308,003 of debt, resulting in a debt to total capitalization ratio of 28.3%.  As of June 30, 2012, the ratio of total fixed-rate debt and other instruments to total debt was 82.0% (including $519,874 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2012 was 4.5%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2012.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of June 30, 2012:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$63,912	$7,376	$13,873	$7,545	$35,118
Notes payable, notes payable to trusts, exchangeable senior notes and lines of credit
Interest	358,794	58,569	100,053	59,403	140,769
Principal	1,308,003	167,095	251,794	486,794	402,320
Total contractual obligations	$1,730,709	$233,040	$365,720	$553,742	$578,207

At June 30, 2012, the weighted-average interest rate for all fixed-rate loans was 5.1%, and the weighted-average interest rate for all variable-rate loans was 2.0%.

FINANCING STRATEGY

We will continue to employ leverage in our capital structure in amounts reviewed from time to time by our board of directors. Although our board of directors has not adopted a policy that limits the total amount of indebtedness that we may incur, we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed- or variable-rate. In making financing decisions, we will consider factors including but not limited to:

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

Our indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is non-recourse, the collateral will be limited to the particular properties to which the indebtedness relates. In addition, we may invest in properties subject to existing loans collateralized by mortgages or similar liens on our properties, or we may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing properties, for general working capital or to purchase additional interests in partnerships or joint ventures or for other purposes when we believe it is advisable.

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

As of June 30, 2012, we had approximately $1.3 billion in total debt, of which $235.6 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to change by 100 basis points, the effect on interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would affect future earnings and cash flows by approximately $2.1 million annually.

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

The fair value of the Company’s note receivable from Preferred Operating Partnership unit holder is based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximates the current market rate for loans with similar maturities and credit quality.  The fair values of the Company’s fixed-rate notes payable, notes payable to trusts and exchangeable senior notes, were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

The fair values of our note receivable from Preferred Operating Partnership unit hold, our fixed-rate notes payable and notes payable to trusts, and exchangeable senior notes are as follows:

	June 30, 2012		December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$106,421	$100,000	$104,049	$100,000
Fixed-rate notes payable and notes payable to trusts	$1,148,576	$1,072,355	$1,008,039	$938,681
Exchangeable senior notes	$—	$—	$92,265	$87,663

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

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

101**

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: August 8, 2012	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)