Form 10-Q
period 2012-09-30
Extra Space Storage Inc.
filed 2012-11-05
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2012, was 104,322,649.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)

Assets:
Real estate assets, net	$2,741,945	$2,263,795

Investments in real estate ventures	121,269	130,410
Cash and cash equivalents	43,608	26,484
Restricted cash	23,384	25,768
Receivables from related parties and affiliated real estate joint ventures	10,930	18,517
Other assets, net	71,786	51,276
Total assets	$3,012,922	$2,516,250

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,226,899	$937,001
Premium on notes payable	3,638	4,402
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	—	87,663
Lines of credit	240,000	215,000
Accounts payable and accrued expenses	49,609	45,079
Other liabilities	43,034	33,754
Total liabilities	1,682,770	1,442,489

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 104,322,435 and 94,783,590 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	1,043	948
Paid-in capital	1,531,975	1,290,021
Accumulated other comprehensive deficit	(14,956)	(7,936)
Accumulated deficit	(243,546)	(264,086)
Total Extra Space Storage Inc. stockholders’ equity	1,274,516	1,018,947
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,829	29,695
Noncontrolling interests in Operating Partnership	24,699	24,018
Other noncontrolling interests	1,108	1,101
Total noncontrolling interests and equity	1,330,152	1,073,761
Total liabilities, noncontrolling interests and equity	$3,012,922	$2,516,250

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Property rental	$94,065	$69,475	$249,193	$195,265
Tenant reinsurance	9,495	8,269	27,060	22,889
Management and franchise fees	6,231	6,353	19,476	18,464
Total revenues	109,791	84,097	295,729	236,618

Expenses:
Property operations	30,115	24,270	82,723	70,326
Tenant reinsurance	1,379	1,596	4,651	4,593
Acquisition related costs	2,486	346	3,564	2,165
General and administrative	12,559	12,306	37,744	36,396
Depreciation and amortization	19,768	14,364	52,918	42,041
Total expenses	66,307	52,882	181,600	155,521

Income from operations	43,484	31,215	114,129	81,097

Interest expense	(18,423)	(16,756)	(52,348)	(49,431)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	—	(440)	(444)	(1,308)
Interest income	461	185	1,184	556
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	3,638	3,638
Income before equity in earnings of real estate ventures and income tax expense	26,735	15,417	66,159	34,552

Equity in earnings of real estate ventures	2,854	1,873	7,848	6,060
Equity in earnings of real estate ventures - gain on sale of real estate assets and purchase of joint venture partner’s interest	13,620	—	19,049	—
Income tax expense	(1,656)	62	(4,240)	(603)
Net income	41,553	17,352	88,816	40,009
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,805)	(1,598)	(5,108)	(4,682)
Net income allocated to Operating Partnership and other noncontrolling interests	(1,142)	(493)	(2,475)	(1,156)
Net income attributable to common stockholders	$38,606	$15,261	$81,233	$34,171

Net income per common share
Basic	$0.37	$0.16	$0.81	$0.37
Diluted	$0.37	$0.16	$0.80	$0.37

Weighted average number of common shares
Basic	104,252,227	94,314,429	100,429,840	91,277,261
Diluted	108,755,316	98,867,803	104,981,176	95,866,290

Cash dividends paid per common share	$0.20	$0.14	$0.60	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$41,553	$17,352	$88,816	$40,009

Other Comprehensive income:
Change in fair value of interest rate swaps	(3,564)	(1,441)	(7,296)	(2,115)
Total comprehensive income	37,989	15,911	81,520	37,894
Less: comprehensive income attributable to noncontrolling interests	2,814	2,033	7,307	5,755
Comprehensive income attributable to common stockholders	$35,175	$13,878	$74,213	$32,139

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating	Operating				Paid-in	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling Interests and
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2011	$29,695	$24,018	$1,101	94,783,590	$948	$1,290,021	$(7,936)	$(264,086)	$1,073,761

Issuance of common stock upon the exercise of options	—	—	—	651,729	6	8,925	—	—	8,931
Restricted stock grants issued	—	—	—	168,052	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(15,621)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	8,050,000	80	226,612	—	—	226,692
Issuance of common stock related to settlement of exchangeable senior notes	—	—	—	684,685	7	—	—	—	7
Compensation expense related to stock-based awards	—	—	—	—	—	3,318	—	—	3,318
New issuance of Operating Partnership units	—	429	—	—	—	—	—	—	429
Redemption of Operating Partnership units for cash	—	(155)	—	—	—	—	—	—	(155)
Net income	5,108	2,455	20	—	—	—	—	81,233	88,816
Other comprehensive loss	(67)	(209)	—	—	—	—	(7,020)	—	(7,296)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	3,099	—	—	3,099
Distributions to Operating Partnership units held by noncontrolling interests	(4,907)	(1,839)	—	—	—	—	—	—	(6,746)
Distributions to other noncontrolling interests	—	—	(13)	—	—	—	—	—	(13)
Dividends paid on common stock at $0.60 per share	—	—	—	—	—	—	—	(60,693)	(60,693)
Balances at September 30, 2012	$29,829	$24,699	$1,108	104,322,435	$1,043	$1,531,975	$(14,956)	$(243,546)	$1,330,152

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Nine Months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$88,816	$40,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,918	42,041
Amortization of deferred financing costs	5,016	3,720
Non-cash interest expense related to amortization of discount on exchangeable senior notes	444	1,308
Non-cash interest expense related to amortization of premium on notes payable	(951)	—
Compensation expense related to stock-based awards	3,318	3,895
Gain on purchase of joint venture partner’s interest	(13,499)	—
Distributions from real estate ventures in excess of earnings	1,642	4,665
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	7,587	(301)
Other assets	4,866	1,108
Accounts payable and accrued expenses	4,530	5,681
Other liabilities	(1,726)	(1,469)
Net cash provided by operating activities	152,961	100,657

Cash flows from investing activities:
Acquisition of real estate assets	(365,616)	(108,403)
Development and construction of real estate assets	(3,137)	(6,315)
Investments in real estate ventures	(1,053)	(3,737)
Return of investment in real estate ventures	1,848	4,614
Change in restricted cash	2,384	146
Purchase of notes receivable	(7,875)	(51,000)
Purchase of equipment and fixtures	(1,620)	(4,493)
Net cash used in investing activities	(375,069)	(169,188)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	226,692	112,352
Repurchase of exchangeable senior notes	(87,663)	—
Proceeds from notes payable and lines of credit	640,655	370,242
Principal payments on notes payable and lines of credit	(473,349)	(389,706)
Deferred financing costs	(8,427)	(4,149)
Redemption of Operating Partnership units held by noncontrolling interest	(155)	(271)
Net proceeds from exercise of stock options	8,931	12,114
Dividends paid on common stock	(60,693)	(38,785)
Distributions to noncontrolling interests	(6,759)	(6,121)
Net cash provided by financing activities	239,232	55,676
Net increase (decrease) in cash and cash equivalents	17,124	(12,855)
Cash and cash equivalents, beginning of the period	26,484	46,750
Cash and cash equivalents, end of the period	$43,608	$33,895

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Nine Months ended September 30,
	2012	2011
Supplemental schedule of cash flow information:
Interest paid, net of amounts capitalized	$47,816	$45,048

Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$—	$2,344
Common stock and paid-in capital	—	(2,344)
Tax effect from vesting of restricted stock grants and stock option exercises:
Other assets	$3,099	$1,918
Paid-in capital	(3,099)	(1,918)
Acquisitions of real estate assets:
Real estate assets, net	$148,021	$8,660
Notes payable assumed	(147,592)	(8,660)
Operating Partnership units issued	(429)	—
Receivable from sale of interest in real estate ventures:
Other assets	$3,349	$—
Investments in real estate ventures	(3,349)	—

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

The Company invests in self-storage facilities by acquiring or developing wholly-owned facilities or by acquiring an equity interest in real estate entities.  At September 30, 2012, the Company had direct and indirect equity interests in 720 operating storage facilities.  In addition, the Company managed 190 properties for franchisees and third parties, bringing the total number of operating properties which it owns and/or manages to 910.  These properties are located in 34 states, Washington, D.C. and Puerto Rico.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of results that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet as of December 31, 2011, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Certain amounts in the 2011 financial statements and supporting note disclosures have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

3.              FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities - cash flow hedge swap agreements	$(15,607)	$—	$(15,607)	$—

The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three or nine months ended September 30, 2012.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three or nine months ended September 30, 2012.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011 approximate fair value. The fair value of the Company’s note receivable from Preferred Operating Partnership unit holder is based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximates the current market rate for loans with similar maturities and credit quality.  The fair values of the Company’s fixed-rate notes payable, notes payable to trusts and exchangeable senior notes, were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality.

The fair values of the Company’s fixed-rate assets and liabilities are as follows:

	September 30, 2012		December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$108,925	$100,000	$104,049	$100,000
Fixed-rate notes payable and notes payable to trusts	$1,264,295	$1,177,736	$1,008,039	$938,681
Exchangeable senior notes	$—	$—	$92,265	$87,663

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

The Company’s Operating Partnership had $87,663 of exchangeable senior notes (the “Notes”) that were surrendered for exchange in April 2012. Prior to their exchange, the Notes could potentially have had a dilutive effect on the Company’s earnings per share calculations. The Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes and at the time prior to surrender had an exchange price of $23.20 per share. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” required an assumption that shares would be used to pay the exchange obligations in excess of the accreted principal amount, and required that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the diluted share calculation for the three or nine months ended September 30, 2011 as the stock price during this time did not exceed the exchange price.  No shares were included for the three or nine months ended September 30, 2012 as the Notes were no longer outstanding.

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

For the three months ended September 30, 2012 and 2011, options to purchase 15,223 and 120,634 shares of common stock, and for the nine months ended September 30, 2012 and 2011, options to purchase 54,959 and 106,726 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$38,606	$15,261	$81,233	$34,171
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	2,938	2,092	7,563	5,846
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)	(4,313)	(4,313)
Net income for diluted computations	$40,106	$15,915	$84,483	$35,704
Weighted average number of common shares outstanding - basic	104,252,227	94,314,429	100,429,840	91,277,261
Operating Partnership units	3,060,467	3,049,935	3,060,467	3,049,935
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Shares related to Dilutive and Cancelled Stock Options	452,642	513,459	500,889	549,114
Weighted average number of common shares outstanding - diluted	108,755,316	98,867,803	104,981,176	95,866,290

Net income per common share
Basic	$0.37	$0.16	$0.81	$0.37
Diluted	$0.37	$0.16	$0.80	$0.37

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the nine months ended September 30, 2012, and does not include purchases of land or improvements made to existing assets:

			Consideration Paid								Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non-cash gain	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed	Source of Acquisition	Notes
Texas	1	2/29/2012	$9,405	$9,323	$—	$—	$—	$82	$—	—	$1,036	$8,133	$187	$49	Unrelated third party
Maryland	1	3/7/2012	6,284	5,886	—	—	—	21	377	14,193	465	5,600	128	91	Unrelated third party
Florida	3	5/2/2012	14,942	14,792	—	—	—	150	—	—	1,933	12,682	321	6	Unrelated third party
Maryland	1	5/31/2012	6,501	6,438	—	—	—	11	52	1,814	1,185	5,051	147	118	Unrelated third party
Various states	36	7/2/2012	322,516	162,705	145,000	13,499	3,355	(2,043)	—	—	67,550	246,133	8,142	691	Affiliated joint venture	(1)
New Jersey, New York	6	7/18/2012	55,622	55,748	—	—	—	(126)	—	—	8,584	45,359	1,227	452	Unrelated third party
Colorado	1	7/18/2012	7,085	7,038	—	—	—	47	—	—	—	6,945	137	3	Unrelated third party
South Carolina	1	7/19/2012	4,651	4,621	—	—	—	30	—	—	1,784	2,755	107	5	Unrelated third party
California	1	7/26/2012	4,860	2,376	2,592	—	—	(108)	—	—	2,428	2,317	93	22	Unrelated third party
New York	1	8/10/2012	15,300	15,377	—	—	—	(77)	—	—	2,800	12,173	269	58	Unrelated third party
Texas	2	8/10/2012	9,948	9,775	—	—	—	173	—	—	4,869	4,826	241	12	Unrelated third party
New Jersey	1	8/23/2012	9,091	9,099	—	—	—	(8)	—	—	2,144	6,660	158	129	Unrelated third party
New Jersey	1	8/23/2012	15,475	15,431	—	—	—	44	—	—	1,890	13,112	269	204	Unrelated third party
New Jersey	1	8/28/2012	13,678	13,678	—	—	—	—	—	—	1,511	11,732	241	194	Unrelated third party
Virginia	1	9/20/2012	6,884	6,850	—	—	—	34	—	—	1,172	5,562	119	31	Unrelated third party
Utah	1	9/28/2012	7,410	7,322	—	—	—	88	—	—	2,063	5,202	132	13	Related party	(2)

(1)   This represents the acquisition of Prudential Real Estate Investors’ (PREI®”) 94.9% interest in the ESS PRISA III LLC joint venture (“PRISA III”) that was formed in 2005, resulting in full ownership by the Company. The joint venture owned 36 properties located in 18 states.

(2)   This property was purchased from Sandy Self Storage, LLC, which was partially owned by Kenneth T. Woolley, the son of Kenneth M. Woolley, Executive Chairman of the Board of Directors and Chief Investment Officer.

On July 31, 2012, the Company acquired the land it had previously been leasing associated with a property in Bethesda, Maryland for a cash payment of $3,671.

As noted above, during the nine months ended September 30, 2012, the Company acquired 36 properties as part of the PRISA III acquisition. The following pro forma financial information is based on the combined historical financial statements of the Company and PRISA III and presents the Company’s results as if the PRISA III acquisition had occurred as of January 1, 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Total revenues	$109,791	$92,235	$312,130	$260,474
Net income attributable to common stockholders	$38,606	$16,978	$84,575	$38,819
Net income per common share
Basic	$0.37	$0.18	$0.84	$0.43
Diluted	$0.37	$0.18	$0.84	$0.42

The following table summarizes the revenues and earnings related to PRISA III since the acquisition date, included in the consolidated income statement for the three and nine months ended September 30, 2012:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012

Total revenues	$8,657	$8,657
Net income attributable to common stockholders	$3,067	$3,067

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

The Company guarantees the mortgage notes payable for the VIE JVs. The Company’s maximum exposure to loss for these joint ventures as of September 30, 2012 is the total of the guaranteed loan balances, the payables due to the Company and the Company’s investment balances in the joint ventures. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantees is unlikely and, therefore, no liability has been recorded related to these guarantees. The Company believes the payables to the Company are collectible. Additionally, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company.

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

The Company determined that the two Spacebox entities qualify as VIEs because the equity investments at risk for each of these entities were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company is not the primary beneficiary of either VIE. As of September 30, 2012, the Company’s maximum exposure to loss for these entities is equal to the balance of the notes receivable, accrued interest on the notes receivable, and payables due to the Company.  The payables to the Company consist of amounts owed for expenses paid on behalf of Spacebox by the Company as manager.  The Company believes the notes receivable are collectible.  Also, repossessing and/or selling the self-storage properties that collateralize the loans could provide funds sufficient to reimburse the Company.

The following table compares the Company’s liability balance to the respective VIEs and the maximum exposure to loss related to each VIE as of September 30, 2012, after netting such liability balance:

			Balance of		Maximum
	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,149	$5,120	$2,196	$8,465	$(8,465)
Extra Space of Sacramento One LLC	—	(996)	4,307	6,094	9,405	(9,405)
Spacebox Land O’ Lakes LLC	—	—	—	3,781	3,781	(3,781)
Spacebox North Fort Myers, LLC	—	—	—	4,452	4,452	(4,452)
	$—	$153	$9,427	$16,523	$26,103	$(26,103)

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of September 30, 2012:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the three or nine months ended September 30, 2012 or 2011.

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

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed- and variable-rate borrowings.  The interest rate swaps held by the Company all have been designated as cash flow hedges of variable-rate borrowings.  For cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings, and subsequently reclassified to earnings when the hedged transaction affects earnings.

The following table summarizes the terms of the Company’s fifteen cash flow hedges at September 30, 2012:

Hedge Product	Original Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$8,462 - $80,100	2.91% - 6.98%	2/1/2009 - 8/28/2012	6/30/2013 - 5/1/2020

Monthly interest payments were recognized as an increase or decrease in interest expense as follows:

	Classification of	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Type	Income (Expense)	2012	2011	2012	2011
Swap Agreements	Interest expense	$(1,876)	$(940)	$(4,429)	$(2,954)

Information relating to the gain (loss) recognized on the interest rate swap agreements is as follows:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from OCI
Type	September 30, 2012	Location of amounts reclassified from OCI into income	For the Nine Months Ended September 30, 2012
Swap Agreements	$(7,296)	Interest expense	$(4,429)

The interest rate swap agreements were highly effective for the three and nine months ended September 30, 2012.  The gain (loss) reclassified from other comprehensive income (“OCI”) in the preceding table represents the effective portion of the Company’s cash flow hedges reclassified from OCI to interest expense during the nine months ended September 30, 2012.

The balance sheet classification and carrying amounts of the derivative instruments are as follows:

Asset (Liability) Derivatives
	September 30, 2012		December 31, 2011
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments:	Location	Value	Location	Value
Swap Agreements	Other liabilities	$(15,607)	Other liabilities	$(8,311)

8.              EXCHANGEABLE SENIOR NOTES

On March 27, 2007, the Company’s Operating Partnership issued $250,000 of 3.625% Exchangeable Senior Notes.  The Notes bore interest at 3.625% per annum and contained an exchange settlement feature, which provided that the Notes, under certain circumstances, could have been exchangeable for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the option of the Operating Partnership.

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

9.              STOCK OFFERING

On April 16, 2012, the Company issued and sold 8,050,000 shares of its common stock in a public offering at a price of $28.22 per share. The Company received gross proceeds of $227,171. Transaction costs were $479, resulting in net proceeds of $226,692.

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

11.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 96.3% majority ownership interest therein as of September 30, 2012. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 3.7% are held by certain former owners of assets acquired by the Operating Partnership.  As of September 30, 2012, the Operating Partnership had 3,060,467 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at September 30, 2012, was $33.53 and there were 3,060,467 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on September 30, 2012, and the Company elected to pay the noncontrolling members cash, the Company would have paid $102,617 in cash consideration to redeem the OP units.

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

12.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of September 30, 2012.  Two of these consolidated properties were under development, and one was in the lease-up stage at September 30, 2012.  The ownership interests of the third-party owners range from 5.0% to 27.6%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third-party owners based on their ownership percentages are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

13.       EQUITY IN EARNINGS OF REAL ESTATE VENTURES — GAIN ON SALE OF JOINT VENTURE REAL ESTATE ASSETS AND PURCHASE OF JOINT VENTURE PARTNER’S INTEREST

On January 15, 2012, the Company sold its 40% equity interest in U-Storage de Mexico S.A. and related entities to its joint venture partners for $4,841. The Company received cash of $1,492 and a note receivable of $3,349. No gain or loss was recorded on the sale.

On February 17, 2012, a joint venture in which the Company held a 40% equity interest sold its only self-storage property.  The property was located in New York.  As a result of the sale, the joint venture was dissolved, and the Company received cash proceeds which resulted in a gain of $5,550.

On July 2, 2012, the Company completed the acquisition of PREI®’s 94.9% interest in PRISA III.  PRISA III was formed in 2005 and owned 36 properties located in 18 states.  Prior to the acquisition, the remaining 5.1% interest was owned by the Company, which accounted for its investment in PRISA III using the equity method.  Subsequent to the acquisition, the Company had full ownership.  GAAP requires an entity that completes a business combination in stages to remeasure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss, if any, in earnings. The Company recorded a gain of $13,499 related to this transaction, which represents the increase in fair value of the Company’s 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

14.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Financial information for the Company’s business segments is set forth below:

	September 30, 2012	December 31, 2011
Balance Sheet
Investment in real estate ventures
Rental operations	$121,269	$130,410

Total assets
Property management, acquisition and development	$244,653	$250,953
Rental operations	2,743,474	2,243,441
Tenant reinsurance	24,795	21,856
	$3,012,922	$2,516,250

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Statement of Operations
Total revenues
Property management, acquisition and development	$6,231	$6,353	$19,476	$18,464
Rental operations	94,065	69,475	249,193	195,265
Tenant reinsurance	9,495	8,269	27,060	22,889
	$109,791	$84,097	$295,729	$236,618

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$16,008	$13,237	$44,203	$40,773
Rental operations	48,920	38,049	132,746	110,155
Tenant reinsurance	1,379	1,596	4,651	4,593
	$66,307	$52,882	$181,600	$155,521

Income (loss) from operations
Property management, acquisition and development	$(9,777)	$(6,884)	$(24,727)	$(22,309)
Rental operations	45,145	31,426	116,447	85,110
Tenant reinsurance	8,116	6,673	22,409	18,296
	$43,484	$31,215	$114,129	$81,097

Interest expense
Property management, acquisition and development	$(848)	$(926)	$(1,843)	$(2,531)
Rental operations	(17,575)	(16,270)	(50,949)	(48,208)
	$(18,423)	$(17,196)	$(52,792)	$(50,739)

Interest income
Property management, acquisition and development	$459	$182	$1,176	$548
Tenant reinsurance	2	3	8	8
	$461	$185	$1,184	$556

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$1,213	$1,213	$3,638	$3,638

Equity in earnings of real estate ventures
Rental operations	$2,854	$1,873	$7,848	$6,060

Equity in earnings of real estate ventures-gain on sale of real estate assets and purchase of partner’s interest
Property management, acquisition and development	$13,620	$—	$19,049	$—

Income tax expense
Property management, acquisition and development	$1,354	$2,570	$4,096	$6,330
Rental operations	(169)	(169)	(491)	(527)
Tenant reinsurance	(2,841)	(2,339)	(7,845)	(6,406)
	$(1,656)	$62	$(4,240)	$(603)

Net income (loss)
Property management, acquisition and development	$6,021	$(3,845)	$1,389	$(14,324)
Rental operations	30,255	16,860	72,855	42,435
Tenant reinsurance	5,277	4,337	14,572	11,898
	$41,553	$17,352	$88,816	$40,009

Depreciation and amortization expense
Property management, acquisition and development	$963	$585	$2,895	$2,212
Rental operations	18,805	13,779	50,023	39,829
	$19,768	$14,364	$52,918	$42,041

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(365,616)	$(108,403)

Development and construction of real estate assets
Property management, acquisition and development			$(3,137)	$(6,315)

15.       COMMITMENTS AND CONTINGENCIES

The Company has guaranteed loans for unconsolidated joint ventures as follows:

				Estimated
		Loan		Fair
	Date of	Maturity	Guaranteed	Value of
	Guaranty	Date	Loan Amount	Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$5,120	$8,364
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,609
ESS Baltimore LLC	Nov-04	Feb-13	$3,970	$6,511

If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of September 30, 2012, as the fair value of the guarantees was not material. The Company believes the risk of incurring a material loss as a result of having to perform on these guarantees is unlikely.

The Company has been involved in routine litigation arising in the ordinary course of business.  As a result of these litigation matters, the Company has recorded a liability of $1,800, which is included in other liabilities on the condensed consolidated balance sheets.  The Company does not believe that it is reasonably likely that the loss related to these litigation matters will be in excess of the current amount accrued.  As of September 30, 2012, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

16.       SUBSEQUENT EVENTS

On October 26, 2012, the Company paid in full its line of credit with GE Capital Corporation.  At the time of payoff, the loan balance was $100,000.  The line of credit matured October 31, 2012.

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

•                      Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose properties would enhance our portfolio in the event an opportunity arises to acquire the properties.

Recent U.S. and international market and economic conditions have been challenging, with slower growth.  Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the financial condition of our customers.  If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

PROPERTIES

As of September 30, 2012, we owned or had ownership interests in 720 operating self-storage properties. Of these properties, 416 are wholly-owned and 304 are held in joint ventures. In addition, we managed 190 properties for franchisees or third parties, bringing the total number of operating properties that we own and/or manage to 910. These properties are located in 34 states, Washington, D.C. and Puerto Rico.  As of September 30, 2012, we owned and/or managed approximately 66.7 million square feet of space with approximately 610,000 units.

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

As of September 30, 2012, over 510,000 tenants were leasing storage units at our 910 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as markets permit.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2012, the median length of stay was approximately 13 months. These existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends.  The average annual rent per square foot for our existing customers at these stabilized properties, net of discounts and bad debt, was $13.81 at September 30, 2012, compared to $13.50 at September 30, 2011.  This compares to our average annual rent per square foot for new leases of $14.43 at September 30, 2012, compared to $13.94 at September 30, 2011.  The average discounts during these periods were 4.4% and 5.9%, respectively.

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

The following table sets forth additional information regarding the occupancy of our stabilized properties by state as of September 30, 2012 and 2011. The information as of September 30, 2011, is on a pro forma basis as though all the properties owned and/or managed at September 30, 2012, were under our control as of September 30, 2011.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2012 (1)	Number of Units as of September 30, 2011	Net Rentable Square Feet as of September 30, 2012 (2)	Net Rentable Square Feet as of September 30, 2011	Square Foot Occupancy % September 30, 2012	Square Foot Occupancy % September 30, 2011

Wholly-owned properties
Alabama	4	1,970	1,958	233,643	233,454	85.2%	81.2%
Arizona	6	3,546	3,544	436,093	436,368	86.5%	86.7%
California	77	57,040	56,900	5,892,866	5,891,909	87.2%	85.7%
Colorado	11	5,265	5,257	660,845	661,320	92.5%	91.6%
Connecticut	4	2,647	2,661	257,818	257,848	89.3%	89.3%
Florida	37	24,618	24,748	2,636,997	2,639,001	88.5%	85.5%
Georgia	16	8,406	8,404	1,087,694	1,088,434	89.3%	85.5%
Hawaii	2	2,697	2,796	136,389	138,084	85.3%	86.4%
Illinois	12	8,044	8,033	872,081	872,544	92.2%	84.8%
Indiana	8	4,316	4,357	510,468	510,459	91.4%	88.0%
Kansas	1	504	506	50,340	50,340	91.6%	91.2%
Kentucky	4	2,150	2,152	254,115	253,991	93.1%	89.5%
Louisiana	2	1,414	1,413	150,215	150,165	93.1%	88.7%
Maryland	19	13,740	13,709	1,475,679	1,472,946	89.2%	89.9%
Massachusetts	31	18,458	18,461	1,907,072	1,908,923	91.1%	90.3%
Michigan	3	1,781	1,769	253,312	252,144	91.2%	89.7%
Missouri	6	3,159	3,158	375,337	374,987	90.7%	89.2%
Nevada	2	963	978	129,214	129,590	72.5%	68.6%
New Hampshire	2	1,006	1,007	125,773	125,473	88.3%	89.6%
New Jersey	38	30,118	30,262	2,902,269	2,901,664	89.3%	88.7%
New Mexico	2	1,193	1,185	162,864	162,704	89.6%	90.9%
New York	21	17,201	17,568	1,472,490	1,480,677	89.9%	89.0%
Ohio	16	8,849	9,008	1,126,519	1,129,589	90.1%	84.6%
Oregon	2	1,409	1,410	174,660	174,720	90.8%	92.0%
Pennsylvania	9	5,721	5,773	649,855	655,545	90.6%	90.3%
Rhode Island	2	1,181	1,188	130,836	131,091	89.3%	81.2%
South Carolina	5	2,700	2,702	327,675	328,558	89.1%	89.9%
Tennessee	6	2,918	2,930	408,725	409,034	87.9%	86.2%
Texas	25	16,101	16,074	1,895,579	1,894,074	88.6%	86.5%
Utah	8	3,845	3,846	485,306	484,358	91.8%	88.8%
Virginia	9	6,349	6,357	627,006	627,779	90.1%	89.4%
Washington	5	3,052	3,077	370,630	370,745	89.6%	84.4%
Total Wholly-Owned Stabilized	395	262,361	263,191	28,180,365	28,198,518	89.1%	87.3%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2012 (1)	Number of Units as of September 30, 2011	Net Rentable Square Feet as of September 30, 2012 (2)	Net Rentable Square Feet as of September 30, 2011	Square Foot Occupancy % September 30, 2012	Square Foot Occupancy % September 30, 2011

Joint-venture properties
Alabama	2	1,147	1,145	145,243	145,063	89.9%	89.6%
Arizona	9	5,657	5,641	649,031	649,406	88.2%	87.8%
California	78	56,513	56,389	5,848,023	5,848,467	91.1%	88.7%
Colorado	2	1,320	1,314	158,553	158,743	93.0%	89.1%
Connecticut	7	5,299	5,302	612,445	612,850	90.0%	89.1%
Delaware	1	588	585	71,680	71,680	91.6%	88.7%
Florida	22	17,575	17,937	1,777,090	1,803,551	88.3%	85.6%
Georgia	3	1,850	1,848	240,061	240,541	89.1%	84.0%
Illinois	6	4,324	4,290	436,086	436,151	92.3%	87.8%
Indiana	6	2,431	2,416	315,086	301,466	92.6%	89.5%
Kansas	2	840	838	108,820	108,905	88.7%	84.2%
Kentucky	4	2,289	2,279	270,013	269,545	92.4%	90.3%
Maryland	13	10,524	10,490	1,021,369	1,020,186	91.8%	90.5%
Massachusetts	13	6,873	6,880	776,952	778,852	89.3%	89.3%
Michigan	8	4,747	4,695	612,118	612,638	92.1%	90.5%
Missouri	1	532	530	61,275	61,275	92.6%	91.2%
Nevada	8	5,288	5,320	742,282	692,983	84.3%	83.7%
New Hampshire	3	1,309	1,311	137,024	137,474	90.0%	87.8%
New Jersey	18	13,978	13,978	1,482,399	1,484,031	90.1%	89.5%
New Mexico	8	4,002	3,994	451,114	451,312	83.4%	86.9%
New York	13	14,075	14,122	1,105,611	1,088,055	91.7%	91.1%
Ohio	10	4,710	4,698	655,184	655,864	91.9%	88.3%
Oregon	1	652	651	64,970	64,970	95.6%	94.3%
Pennsylvania	10	7,936	7,994	799,424	797,230	91.4%	91.6%
Tennessee	20	11,252	11,224	1,475,010	1,475,079	87.9%	87.9%
Texas	17	10,525	10,503	1,388,028	1,388,863	90.5%	87.8%
Virginia	15	10,477	10,481	1,124,111	1,123,586	90.3%	91.6%
Washington, DC	1	1,529	1,529	101,989	101,989	91.5%	92.0%
Total Joint-Ventures Stabilized	301	208,242	208,384	22,630,991	22,580,755	90.1%	88.7%

Managed properties
Arizona	1	578	580	67,460	67,350	69.5%	55.7%
California	48	32,769	32,997	4,251,655	4,248,492	74.2%	72.8%
Colorado	4	1,522	1,518	167,193	167,290	95.0%	89.7%
Connecticut	1	484	496	61,480	61,120	81.8%	69.0%
Florida	17	9,015	9,048	1,102,983	1,102,634	77.9%	73.1%
Georgia	2	1,438	1,431	183,850	180,350	78.9%	77.2%
Hawaii	3	3,471	3,512	203,073	201,632	63.6%	59.9%
Illinois	6	3,592	3,593	355,168	355,091	88.1%	75.5%
Indiana	1	500	501	55,225	55,225	84.1%	73.1%
Kansas	1	467	468	110,320	110,460	81.7%	68.9%
Kentucky	1	530	522	66,100	66,100	93.4%	92.1%
Louisiana	1	1,013	1,012	134,940	134,995	75.0%	68.9%
Maryland	8	5,047	5,018	543,965	543,740	90.8%	89.2%
Massachusetts	5	5,216	5,246	459,147	459,237	69.6%	67.4%
Missouri	2	1,206	1,206	151,716	152,685	83.2%	87.0%
Nevada	2	1,562	1,566	170,575	170,375	75.9%	80.4%
New Jersey	7	4,126	4,140	428,475	425,635	71.3%	67.2%
New Mexico	3	1,644	1,642	185,195	185,195	83.3%	84.6%
North Carolina	8	5,149	5,237	577,133	577,005	81.8%	80.1%
Pennsylvania	16	7,320	7,371	902,760	868,515	84.6%	82.1%
South Carolina	1	605	616	88,430	88,130	89.9%	82.2%
Tennessee	3	1,503	1,496	206,465	205,225	87.5%	87.7%
Texas	8	4,215	4,129	551,289	546,014	86.4%	84.6%
Utah	1	795	795	136,005	136,005	76.0%	76.0%
Virginia	4	2,475	2,478	255,033	255,174	80.8%	77.4%
Washington	1	468	464	56,590	56,590	85.3%	78.9%
Washington, DC	2	1,263	1,263	112,459	112,459	90.4%	91.3%
Puerto Rico	4	2,799	2,799	288,903	288,903	78.5%	78.5%
Total Managed Stabilized	161	100,772	101,144	11,873,587	11,821,626	78.7%	76.1%

Total Stabilized Properties	857	571,375	572,719	62,684,943	62,600,899	87.5%	85.7%

(1)             Represents unit count as of September 30, 2012, which may differ from September 30, 2011 unit count due to unit conversions or expansions.

(2)             Represents net rentable square feet as of September 30, 2012, which may differ from  September 30, 2011 net rentable square feet due to unit conversions or expansions.

The following table sets forth additional information regarding the occupancy of our lease-up properties by state as of September 30, 2012 and 2011. The information as of September 30, 2011 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2012 were under our control as of September 30, 2011.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2012 (1)	Number of Units as of September 30, 2011	Net Rentable Square Feet as of September 30, 2012 (2)	Net Rentable Square Feet as of September 30, 2011	Square Foot Occupancy % September 30, 2012	Square Foot Occupancy % September 30, 2011

Wholly-owned properties
Arizona	1	633	636	71,355	71,355	54.9%	28.3%
California	8	5,462	4,873	590,923	529,113	75.5%	63.8%
Florida	6	5,087	5,232	519,600	520,020	76.1%	48.6%
Maryland	2	1,677	1,677	172,035	172,035	70.3%	42.4%
Massachusetts	1	690	615	73,020	74,025	71.3%	65.9%
New Jersey	1	613	579	66,167	66,867	88.4%	79.8%
Oregon	1	728	718	75,950	75,950	95.6%	76.5%
Tennessee	1	519	505	70,700	68,750	78.2%	68.5%
Total Wholly-Owned in Lease up	21	15,409	14,835	1,639,750	1,578,115	75.6%	56.4%

Joint-venture properties
California	1	971	982	87,853	87,853	91.3%	71.1%
Illinois	2	1,305	1,307	131,470	131,418	87.0%	70.8%
Total Joint-Ventures in Lease up	3	2,276	2,289	219,323	219,271	88.7%	70.9%

Managed properties
Colorado	2	1,087	1,101	121,044	121,531	88.6%	35.8%
Florida	7	4,592	4,669	458,423	458,263	70.8%	56.2%
Georgia	5	2,718	2,765	447,668	447,178	74.0%	61.2%
Illinois	2	1,237	1,294	91,785	91,995	86.5%	64.9%
Maryland	2	1,825	—	170,345	—	35.9%	0.0%
Massachusetts	2	1,572	1,577	137,262	137,207	45.8%	31.4%
New York	1	920	—	97,084	—	31.4%	0.0%
North Carolina	2	1,029	654	143,964	104,665	79.1%	79.6%
Pennsylvania	1	852	866	68,409	68,609	85.9%	73.6%
Rhode Island	1	969	977	91,075	91,075	44.1%	43.2%
South Carolina	1	721	734	76,385	76,435	87.4%	63.9%
Texas	2	1,552	1,594	171,163	172,447	49.6%	24.7%
Utah	1	434	—	67,230	—	70.1%	0.0%
Total Managed in Lease up	29	19,508	16,231	2,141,837	1,769,405	65.8%	53.3%

Total Lease up Properties	53	37,193	33,355	4,000,910	3,566,791	71.1%	55.7%

(1) Represents unit count as of September 30, 2012, which may differ from September 30, 2011 unit count due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2012, which may differ from September 30, 2011 net rentable square feet due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2012 and 2011

Overview

Results for the three and nine months ended September 30, 2012, include the operations of 720 properties (417 of which were consolidated and 303 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2011, which included the operations of 676 properties (329 of which were consolidated and 347 of which were in joint ventures accounted for using the equity method).

Revenues

The following table sets forth information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues:
Property rental	$94,065	$69,475	$24,590	35.4%	$249,193	$195,265	$53,928	27.6%
Tenant reinsurance	9,495	8,269	1,226	14.8%	27,060	22,889	4,171	18.2%
Management and franchise fees	6,231	6,353	(122)	(1.9)%	19,476	18,464	1,012	5.5%
Total revenues	$109,791	$84,097	$25,694	30.6%	$295,729	$236,618	$59,111	25.0%

Property Rental — The increases in property rental revenues for the three and nine months ended September 30, 2012 consist primarily of increases of $18,961 and $37,823, respectively, associated with acquisitions completed in 2012 and 2011.  We completed 55 property acquisitions in 2011 and closed on 59 property acquisitions during the nine months ended September 30, 2012. In addition, increases of $4,140 and $11,590 resulted from increases in occupancy and rental rates to existing customers at our stabilized properties for the three and nine months ended September 30, 2012, respectively.  Occupancy at our stabilized properties increased to 89.1% at September 30, 2012, as compared to 87.3% at September 30, 2011.  Rental rates to new tenants increased by 3.5% over the same period in the prior year. Increases in occupancy at our lease-up properties increased our property rental revenue by $1,489 and $4,515, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.

Management and Franchise Fees — Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures, franchisees and third parties.  Management and franchise fees generally represent 6% of revenues generated from properties owned by third parties, franchisees and unconsolidated joint ventures.  We increased the number of third party managed properties from 178 at September 30, 2011 to 190 at September 30, 2012.

Tenant Reinsurance — The increase in tenant reinsurance revenues for the nine months ended September 30, 2012 was primarily due to the increase of overall customer participation to 66.6% at September 30, 2012 compared to 64.1% at September 30, 2011.  In addition, the number of properties that were owned and/or managed by us was 910 at September 30, 2012 compared to 854 at September 30, 2011.

Expenses

The following table sets forth information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Expenses:
Property operations	$30,115	$24,270	$5,845	24.1%	$82,723	$70,326	$12,397	17.6%
Tenant reinsurance	1,379	1,596	(217)	(13.6)%	4,651	4,593	58	1.3%
Acquisition related costs	2,486	346	2,140	618.5%	3,564	2,165	1,399	64.6%
General and administrative	12,559	12,306	253	2.1%	37,744	36,396	1,348	3.7%
Depreciation and amortization	19,768	14,364	5,404	37.6%	52,918	42,041	10,877	25.9%
Total expenses	$66,307	$52,882	$13,425	25.4%	$181,600	$155,521	$26,079	16.8%

Property Operations — The increase in property operations expense during the three and nine months ended September 30, 2012 consisted primarily of increases associated with acquisitions completed in 2011 and 2012.  We completed 55 property acquisitions in 2011 and closed on 59 property acquisitions during the nine months ended September 30, 2012.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

Acquisition Related Costs — Acquisition related costs relate to acquisition activities during the periods indicated. We acquired 53 properties during the three months ended September 30, 2012 compared to three properties during the same period in 2011.  We acquired 59 properties during the nine months ended September 30, 2012, compared to 27 properties during the same period in 2011.

General and Administrative — General and administrative expenses primarily include all expenses not directly related to the properties, including corporate payroll, travel and professional fees.  These expenses are recognized as incurred. The increase in general and administrative expenses for the nine months ended September 30, 2012 was primarily due to the overall cost associated with additional properties. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties. At September 30, 2012, we owned and/or managed 910 properties, compared to 854 properties at September 30, 2011.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition and development of new properties.  During the nine months ended September 30, 2012, we completed the development of one property and acquired 59 properties.  During the year ended December 31, 2011, we purchased 55 properties and completed the development of five properties.

Other Revenues and Expenses

The following table sets forth information on other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Other income and expenses:
Interest expense	$(18,423)	$(16,756)	$(1,667)	9.9%	$(52,348)	$(49,431)	$(2,917)	5.9%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	—	(440)	440	(100.0)%	(444)	(1,308)	864	(66.1)%
Interest income	461	185	276	149.2%	1,184	556	628	112.9%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—	3,638	3,638	—	—
Equity in earnings of real estate ventures	2,854	1,873	981	52.4%	7,848	6,060	1,788	29.5%
Equity in earnings of real estate assets - gain on sale of real estate ventures and purchase of joint venture partner’s interest	13,620	—	13,620	100.0%	19,049	—	19,049	100.0%
Income tax expense	(1,656)	62	(1,718)	(2,771.0)%	(4,240)	(603)	(3,637)	603.2%
Total other expense, net	$(1,931)	$(13,863)	$11,932	(86.1)%	$(25,313)	$(41,088)	$15,775	(38.4)%

Interest Expense — The increase in interest expense for the three and nine months ended September 30, 2012, when compared to the same period last year, was primarily the result of an increase in debt.  At September 30, 2012 our total face value of debt was $1,586,489 compared to total face value of debt of $1,243,119 at September 30, 2011.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — Represents the amortization of the discount on the Notes, which reflects the effective interest rate relative to the carrying amount of the liability.  All of the outstanding Notes were surrendered for exchange in April 2012.

Interest Income — Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions. The increase in interest income is primarily the result of a higher cash balance during the period ended September 30, 2012 when compared to the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Preferred OP units.

Equity in Earnings of Real Estate Ventures — The increase in equity in earnings of real estate ventures for the three and nine months ended September 30, 2012 was due primarily to increased revenues at our joint ventures as a result of increases in occupancy and rental rates to new and existing customers.  Additionally, property expenses at our joint ventures were lower, primarily due to reduced utility, credit card, and repair and maintenance costs.

Equity in Earnings of Real Estate Ventures — Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partner’s Interest — In February 2012, a joint venture in which we held a 40% equity interest sold its only self-storage property.  As a result of the sale, the joint venture was dissolved, and we received cash proceeds which resulted in a gain of $5,550.

On July 2, 2012, we acquired Prudential Real Estate Investors’ (“PREI®”) 94.9% interest in the ESS PRISA III LLC joint venture (“PRISA III”).  This transaction resulted in a gain of $13,499, which represents the increase in fair value of our 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

There was no significant equity in earnings on gains from the sale of real estate ventures or from purchase of a joint venture partner’s interest for the three or nine months ended September 30, 2011.

Income Tax Expense — For the three and nine months ended September 30, 2012, the increase in income tax expense primarily related to increased revenues at our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table sets forth information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,805)	$(1,598)	$(207)	13.0%	$(5,108)	$(4,682)	$(426)	9.1%
Net income allocated to Operating Partnership and other noncontrolling interests	(1,142)	(493)	(649)	131.6%	(2,475)	(1,156)	(1,319)	114.1%
Total income allocated to noncontrolling interests:	$(2,947)	$(2,091)	$(856)	40.9%	$(7,583)	$(5,838)	$(1,745)	29.9%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred OP units as of September 30, 2012 and 2011 equals the fixed distribution paid to the Preferred OP unit holder, plus approximately 0.9% of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of September 30, 2012 and 2011 represents approximately 2.8% and 3.1%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Income allocated to other noncontrolling interests represents the income allocated to partners in consolidated joint ventures.  The increase in net income allocated to operating partnership and other noncontrolling interests for the three and nine months ended September 30, 2012, when compared to the same period last year, was primarily the result of an increase in net income.

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

The following table sets forth the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$38,606	$15,261	$81,233	$34,171

Adjustments:
Real estate depreciation	16,886	12,958	46,380	38,000
Amortization of intangibles	2,090	651	4,130	1,371
Joint venture real estate depreciation and amortization	1,741	1,979	5,343	6,111
Joint venture (gain) loss on sale of properties and purchase of partner’s interest	(13,620)	512	(19,049)	182
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)	(4,313)	(4,313)
Income allocated to Operating Partnership noncontrolling interests	2,938	2,092	7,563	5,846
Funds from operations	$47,203	$32,015	$121,287	$81,368

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
Same-store rental and tenant reinsurance revenues	$71,091	$66,589	6.8%	$206,060	$193,300	6.6%
Same-store operating and tenant reinsurance expenses	21,269	21,871	(2.8)%	64,716	65,745	(1.6)%
Same-store net operating income	$49,822	$44,718	11.4%	$141,344	$127,555	10.8%

Non same-store rental and tenant reinsurance revenues	$32,469	$11,155	191.1%	$70,193	$24,854	182.4%
Non same-store operating and tenant reinsurance expenses	$10,225	$3,995	155.9%	$22,658	$9,174	147.0%

Total rental and tenant reinsurance revenues	$103,560	$77,744	33.2%	$276,253	$218,154	26.6%
Total operating and tenant reinsurance expenses	$31,494	$25,866	21.8%	$87,374	$74,919	16.6%

Same-store square foot occupancy as of quarter end	89.8%	88.0%		89.8%	88.0%

Properties included in same-store	282	282		282	282

The increases in same-store rental revenues for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, were due primarily to an increase in occupancy of 1.8%; decreases of 14.9% and 11.3%, respectively, in discounts; and average increases of 4.4% and 4.4%, respectively, in incoming rates to new tenants.  The decreases in same-store operating expenses were primarily due to reduced repairs and maintenance, utility and office expenses.

CASH FLOWS

Cash flows provided by operating activities were $152,961 and $100,657, respectively, for the nine months ended September 30, 2012 and 2011. The increase compared to the same period of the prior year primarily relates to a $48,807 increase in net income, an increase in depreciation and amortization of $10,877 and a decrease in receivables from related parties and affiliated joint ventures of $7,888.  These items were offset by a non-cash gain on the purchase of a joint venture partner’s interest of $13,499, related to the PRISA III acquisition.

Cash used in investing activities was $375,069 and $169,188, respectively, for the nine months ended September 30, 2012 and 2011.  The increase relates primarily to an increase of $257,213 in the amount of cash used to acquire real estate assets during 2012 compared to 2011.  This was offset by reductions of cash used to purchase notes receivable of $43,125.

Cash provided by financing activities for the nine months ended September 30, 2012 was $239,232 compared to $55,676 for the nine months ended September 30, 2011.  The change in cash provided by financing activities related to an increase of $114,340 in proceeds from the sale of common stock and increases in proceeds from notes payable and lines of credit of $270,413 over the same period of the prior year.  These were offset by an increase in cash used to repurchase exchangeable senior notes of $87,663, an increase in cash used for principal payments on notes payable and lines of credit of $83,643 and an increase in dividends paid on common stock of $21,908.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $43,608 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2011 and the first nine months of 2012, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table sets forth information on our lines of credit for the periods indicated:

	As of September 30, 2012
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$100,000	$100,000	1.2%	10/19/2007	10/31/2012	LIBOR plus 1.00% - 2.10%	(5)
Credit Line 2	30,000	75,000	2.4%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1),(4),(5)
Credit Line 3	45,000	75,000	2.4%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2),(4),(5)
Credit Line 4	35,000	40,000	2.4%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3),(4),(5)
Credit Line 5	30,000	50,000	2.4%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3),(4),(5)
	$240,000	$340,000

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

(4) Guaranteed by the Company

(5) Secured by mortgages on certain real estate assets

As of September 30, 2012, we had $1,586,489 face value of debt, resulting in a debt to total capitalization ratio of 30.6%.  As of September 30, 2012, the ratio of total fixed-rate debt and other instruments to total debt was 74.2% (including $631,376 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2012 was 4.2%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2012.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth information on payments due by period as of September 30, 2012:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$67,987	$7,350	$13,027	$7,128	$40,482
Notes payable, notes payable to trusts, and lines of credit
Interest	371,989	64,289	104,793	62,448	140,459
Principal	1,586,489	221,254	470,570	413,708	480,957
Total contractual obligations	$2,026,465	$292,893	$588,390	$483,284	$661,898

The operating leases above include minimum future lease payments on ground leases for 17 of our operating properties as well as leases of our corporate offices.  Two ground leases include additional contingent rental payments based on the level of revenue achieved at the property.

At September 30, 2012, the weighted-average interest rate for all fixed-rate loans was 4.9%, and the weighted-average interest rate for all variable-rate loans was 2.1%.

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

As of September 30, 2012, we had approximately $1.6 billion in total debt, of which approximately $408.8 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to change by 100 basis points, the effect on interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would affect future earnings and cash flows by approximately $3.7 million annually.

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

The fair values of our fixed-rate assets and liabilities are as follows:

	September 30, 2012		December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$108,925	$100,000	$104,049	$100,000
Fixed-rate notes payable and notes payable to trusts	$1,264,295	$1,177,736	$1,008,039	$938,681
Exchangeable senior notes	$—	$—	$92,265	$87,663

The fair value of our note receivable from Preferred Operating Partnership unit holder is based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximates the current market rate for loans with similar maturities and credit quality.  The fair values of our fixed-rate notes payable, notes payable to trusts and exchangeable senior notes were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

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

101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: November 5, 2012	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2012	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)