Form 10-K
period 2012-12-31
Extra Space Storage Inc.
filed 2013-02-28
CIK 1289490

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         The aggregate market value of the common stock held by non-affiliates of the registrant was $2,990,113,517 based upon the closing price on the New York Stock Exchange on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 15, 2013 was 110,742,088.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual stockholders' meeting to be held in 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        We were formed to continue the business of Extra Space Storage LLC and its subsidiaries (the "Predecessor"), which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2012, we held ownership interests in 729 operating properties. Of these operating properties, 448 are wholly-owned, and 281 are owned in joint venture partnerships. An additional 181 operating properties are owned by third parties and operated by us in exchange for a management fee, bringing the total number of operating properties which we own and/or manage to 910. These operating properties are located in 34 states, Washington, D.C. and Puerto Rico and contain approximately 67.0 million square feet of net rentable space in approximately 610,000 units and currently serve a customer base of over 490,000 tenants.

        We operate in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Our property management, acquisition and development activities include managing, acquiring, developing and redeveloping self-storage facilities. Our rental operations activities include rental operations of self-storage facilities. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self storage facilities.

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

Management

        Members of our executive management team have significant experience in all aspects of the self-storage industry, having acquired and/or developed a significant number of properties since before our IPO. Our executive management team and their years of industry experience are as follows: Spencer F. Kirk, Chief Executive Officer, 15 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 12 years; Karl Haas, Executive Vice President and Chief Operating Officer, 25 years; Charles L. Allen, Executive Vice President and Chief Legal Officer, 15 years; and Kenneth M. Woolley, Executive Chairman and Chief Investment Officer, 32 years.

        Our executive management team and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 6,119,889 shares or 5.5% of our outstanding common stock as of February 15, 2013.

Industry & Competition

        Self-storage facilities refers to properties that offer month-to-month storage space rental for personal or business use. Self-storage offers a cost-effective and flexible storage alternative. Tenants rent fully enclosed spaces that can vary in size according to their specific needs and to which they have unlimited, exclusive access. Tenants have responsibility for moving their items into and out of their units. Self-storage unit sizes typically range from 5 feet by 5 feet to 20 feet by 20 feet, with an interior height of 8 feet to 12 feet. Properties generally have on-site managers who supervise and run the day-to-day operations, providing tenants with assistance as needed.

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

        Since inception in the early 1970's, the self-storage industry has experienced significant growth. According to the Self-Storage Almanac (the "Almanac"), in 2002 there were only 35,176 self-storage properties in the United States, with an average physical occupancy rate of 85.4% of net rentable square feet, compared to 50,859 self-storage properties in 2012 with an average physical occupancy rate of 79.7% of net rentable square feet.

        We have encountered competition when we have sought to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will likely continue.

        The industry is also characterized by fragmented ownership. According to the Almanac, the top ten self-storage companies in the United States owned approximately 11.4% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 15.1% of the total U.S. properties as of December 31, 2012. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to compete for acquisitions given our historical reputation for closing deals.

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

  •
  Expand our management business.  Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. This expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose properties would enhance our portfolio in the event an opportunity arises to acquire such properties.

Financing of Our Long-Term Growth Strategies

  •
  Acquisition and Development Financing

    The following table presents information on our lines of credit (the "Credit Lines") for the periods indicated (amounts in thousands):

	As of December 31, 2012
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$35,000	$75,000	2.36%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1)(4)(5)
Credit Line 2	—	75,000	2.41%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2)(4)(5)
Credit Line 3	—	40,000	2.41%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)(4)(5)
Credit Line 4	50,000	50,000	2.36%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)(4)(5)

	$85,000	$240,000

(1)
One year extension available

(2)
One two-year extension available

(3)
Two one-year extensions available

(4)
Guaranteed by the Company

(5)
Secured by mortgages on certain real estate assets

    We expect to maintain a flexible approach in financing new property acquisitions. We plan to finance future acquisitions through a combination of cash, borrowings under the Credit Lines, traditional secured mortgage financing, joint ventures and additional equity offerings.

  •
  Joint Venture Financing

    We own 280 of our stabilized properties and one of our lease-up properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we maintain the right to receive between 2.0% and 58.3% of the available cash flow from operations after our joint venture partners and the Company have received a predetermined return, and between 17.0% and 65.0% of the available cash flow from capital transactions after our joint venture partners and the Company have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

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

Employees

        As of February 15, 2013, we had 2,283 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.

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

        We had 1,925 field personnel as of February 15, 2013 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

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

Our tenant reinsurance business is subject to significant governmental regulation, which may adversely affect our results.

        Our tenant reinsurance business is subject to significant governmental regulation. The regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance providers. As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our reinsurance activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.

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

        We do not always obtain third-party appraisals in connection with our acquisition of properties and the consideration being paid by us in exchange for those properties may exceed the value determined by third-party appraisals. In such cases, the value of the properties was determined by our senior management team.

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

  •
  we may not complete development or redevelopment projects on schedule or within budgeted amounts;

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

        Our success depends on the continued services of members of our executive management team, who have substantial experience in the self-storage industry. In addition, our ability to acquire or develop properties in the future depends on the significant relationships our executive management team has developed with our institutional joint venture partners such as affiliates of Prudential Financial, Inc. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our executive management team could harm our business and our prospects.

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

        As of December 31, 2012, we held interests in 281 operating properties through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

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

        Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock or 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership could jeopardize our qualification as a REIT. These restrictions on ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our securities or otherwise be in the best interests of our stockholders. Different ownership limits apply to the family of Kenneth M. Woolley, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing; to Spencer F. Kirk, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing; and to certain designated investment entities as defined in our charter.

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

        Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund development projects. A downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

        As of December 31, 2012, we had approximately $1.6 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.

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

        Our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our portfolio at any time. If we become more highly leveraged, the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated cash distributions and/or to continue to make cash distributions to maintain our REIT qualification, and could harm our financial condition.

Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make cash distributions to our stockholders.

        As of December 31, 2012, we had approximately $1.6 billion of debt outstanding, of which approximately $298.7 million or 19.0% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 2.3% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points (excluding variable rate debt with interest rate floors), the increase in interest expense would decrease future earnings and cash flows by approximately $2.6 million annually.

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

We will pay some taxes.

        Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages self-storage properties for our joint venture properties and properties owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a taxable REIT subsidiary ("TRS") of our Company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to federal income tax and state insurance premiums tax. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we don't intend to sell properties as a dealer, the IRS could take a contrary position. To the extent that we are, or our taxable REIT subsidiary is, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2012, we owned or had ownership interests in 729 operating self-storage properties. Of these properties, 448 are wholly-owned and 281 are held in joint ventures. In addition, we managed an additional 181 properties for third parties bringing the total number of properties which we own and/or manage to 910. These properties are located in 34 states, Washington, D.C. and Puerto Rico. We receive a management fee generally equal to approximately 6% of cash collected from total revenues to manage the joint venture and third party sites. As of December 31, 2012, we owned and/or managed approximately 67.0 million square feet of rentable space configured in approximately 610,000 separate storage units. Approximately 81% of our properties are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for new self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

        We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

        As of December 31, 2012, over 490,000 tenants were leasing storage units at the 910 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2012, the average length of stay was approximately 13 months. The average annual rent per square foot at these stabilized properties was approximately $13.88 at December 31, 2012, compared to $13.50 at December 31, 2011.

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

        The following table presents additional information regarding the occupancy of our stabilized properties by state as of December 31, 2012 and 2011. The information as of December 31, 2011, is on a pro forma basis as though all the properties owned at December 31, 2012, were under our control as of December 31, 2011.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2012(1)	Number of Units as of December 31, 2011	Net Rentable Square Feet as of December 31, 2012(2)	Net Rentable Square Feet as of December 31, 2011	Square Foot Occupancy % December 31, 2012	Square Foot Occupancy % December 31, 2011
Wholly-owned properties
Alabama	4	1,971	1,957	233,643	233,429	85.4%	77.2%
Arizona	9	5,754	5,745	664,711	664,886	87.4%	86.5%
California	78	58,300	58,107	6,008,132	6,009,544	87.0%	83.6%
Colorado	11	5,290	5,256	660,425	661,320	88.6%	86.5%
Connecticut	4	2,644	2,650	257,813	257,848	88.8%	90.0%
Florida	43	29,213	29,197	3,175,399	3,178,605	86.5%	84.2%
Georgia	17	9,190	9,194	1,176,667	1,177,561	86.9%	84.1%
Hawaii	2	2,788	2,796	137,785	138,084	86.0%	85.7%
Illinois	12	8,070	8,032	872,672	873,699	90.6%	85.8%
Indiana	9	4,600	4,615	542,543	541,609	89.6%	87.2%
Kansas	1	506	505	50,350	50,340	84.9%	89.5%
Kentucky	4	2,151	2,155	254,115	254,065	90.1%	89.2%
Louisiana	2	1,412	1,413	149,865	150,165	89.3%	88.5%
Maryland	20	14,559	14,536	1,572,741	1,570,891	87.3%	87.4%
Massachusetts	32	19,572	19,390	2,000,034	1,988,816	89.2%	88.8%
Michigan	3	1,781	1,772	253,072	252,512	87.1%	87.7%
Missouri	6	3,155	3,156	374,537	374,912	86.9%	88.5%
Nevada	5	3,207	3,214	546,203	495,277	83.4%	79.2%
New Hampshire	2	1,005	1,005	125,773	124,873	90.2%	90.3%
New Jersey	44	35,248	35,328	3,402,478	3,404,398	89.6%	87.7%
New Mexico	3	1,592	1,579	216,064	215,864	86.2%	87.8%
New York	21	17,543	17,552	1,481,265	1,481,570	89.0%	88.6%
Ohio	18	9,670	9,748	1,257,321	1,248,006	88.9%	83.7%
Oregon	2	1,409	1,409	174,660	174,670	92.0%	93.0%
Pennsylvania	9	5,728	5,726	650,755	655,710	88.8%	90.2%
Rhode Island	2	1,180	1,181	130,836	130,756	86.3%	84.2%
South Carolina	5	2,700	2,698	327,725	327,478	85.9%	84.6%
Tennessee	9	4,926	4,889	673,159	668,954	85.3%	84.3%
Texas	25	16,095	16,085	1,894,205	1,891,005	87.4%	85.5%
Utah	8	4,032	3,845	503,750	484,974	87.3%	87.0%
Virginia	11	7,485	7,490	757,546	757,432	86.8%	86.3%
Washington	5	3,054	3,072	370,630	370,745	86.6%	84.2%

Total Wholly-Owned Stabilized	426	285,830	285,297	30,896,874	30,809,998	87.8%	85.8%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2012(1)	Number of Units as of December 31, 2011	Net Rentable Square Feet as of December 31, 2012(2)	Net Rentable Square Feet as of December 31, 2011	Square Foot Occupancy % December 31, 2012	Square Foot Occupancy % December 31, 2011
Joint-venture properties
Alabama	2	1,147	1,145	145,213	145,063	89.7%	84.6%
Arizona	7	4,211	4,195	493,191	493,422	88.6%	89.2%
California	77	55,510	55,292	5,732,449	5,732,572	90.9%	88.0%
Colorado	2	1,320	1,316	158,553	158,513	88.5%	82.3%
Connecticut	7	5,298	5,299	612,255	611,890	88.9%	89.2%
Delaware	1	589	585	71,680	71,680	92.8%	93.7%
Florida	19	15,274	15,673	1,532,906	1,565,600	87.8%	85.4%
Georgia	2	1,061	1,063	151,684	151,644	86.8%	79.5%
Illinois	6	4,328	4,288	436,411	436,371	89.4%	87.6%
Indiana	5	2,145	2,135	283,611	284,591	91.9%	89.3%
Kansas	2	842	838	108,990	108,905	85.0%	82.2%
Kentucky	4	2,289	2,281	270,013	269,845	89.5%	87.1%
Maryland	13	10,534	10,492	1,023,779	1,019,754	88.8%	87.9%
Massachusetts	13	6,871	6,867	777,077	777,977	90.2%	86.7%
Michigan	8	4,749	4,696	611,558	611,943	91.2%	88.8%
Missouri	1	532	530	61,275	61,275	88.5%	90.8%
Nevada	5	3,062	3,082	325,923	326,895	86.7%	81.7%
New Hampshire	3	1,309	1,310	137,024	137,314	89.7%	87.2%
New Jersey	16	12,869	12,880	1,356,579	1,357,758	90.7%	87.9%
New Mexico	7	3,612	3,603	398,007	398,376	80.8%	85.2%
New York	13	14,119	14,121	1,106,469	1,105,940	92.8%	89.9%
Ohio	8	3,946	3,926	531,937	532,477	87.1%	85.8%
Oregon	1	652	651	64,970	64,970	93.2%	94.9%
Pennsylvania	10	7,944	7,991	799,590	799,911	89.6%	88.9%
Tennessee	17	9,288	9,238	1,214,916	1,213,839	85.8%	84.7%
Texas	17	10,536	10,464	1,388,171	1,381,405	89.3%	88.2%
Virginia	13	9,337	9,343	993,256	993,239	86.7%	87.2%
Washington, DC	1	1,529	1,529	101,989	101,989	90.6%	89.1%

Total Joint-Ventures Stabilized	280	194,903	194,833	20,889,476	20,915,158	89.4%	87.4%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2012(1)	Number of Units as of December 31, 2011	Net Rentable Square Feet as of December 31, 2012(2)	Net Rentable Square Feet as of December 31, 2011	Square Foot Occupancy % December 31, 2012	Square Foot Occupancy % December 31, 2011
Managed properties
Arizona	1	578	578	67,460	67,300	69.5%	54.8%
California	48	32,763	33,075	4,275,594	4,255,844	73.8%	71.6%
Colorado	4	1,525	1,521	167,393	167,290	91.0%	87.6%
Connecticut	1	481	489	61,480	61,360	78.6%	72.8%
Florida	17	9,016	9,025	1,059,613	1,053,656	81.8%	78.0%
Georgia	2	1,437	1,432	183,800	180,550	80.0%	77.0%
Hawaii	3	3,449	3,516	195,833	202,429	65.5%	57.1%
Illinois	5	2,984	2,952	312,785	312,808	88.4%	74.5%
Indiana	1	498	501	55,225	55,225	81.0%	74.9%
Kentucky	1	535	526	66,868	66,100	89.4%	91.2%
Louisiana	1	1,013	1,015	134,940	135,315	76.5%	65.7%
Maryland	7	4,237	4,216	448,335	448,500	90.3%	87.2%
Massachusetts	4	4,267	4,306	376,423	376,623	61.7%	59.8%
Missouri	2	1,206	1,222	151,716	152,736	84.7%	82.2%
Nevada	2	1,562	1,566	170,575	170,375	75.6%	78.4%
New Jersey	7	4,114	4,127	430,198	427,358	74.4%	70.3%
New Mexico	2	1,109	1,105	132,137	132,262	88.8%	87.5%
North Carolina	8	5,130	5,224	577,589	577,804	80.0%	79.0%
Pennsylvania	15	6,980	7,031	860,662	860,285	82.9%	79.5%
South Carolina	1	606	617	88,430	88,130	88.6%	80.5%
Tennessee	3	1,503	1,491	206,465	205,225	87.3%	86.4%
Texas	8	4,119	4,128	551,599	544,094	87.0%	83.4%
Utah	1	795	795	136,005	136,005	74.8%	74.8%
Virginia	4	2,517	2,516	258,481	258,472	76.0%	74.6%
Washington	1	468	464	56,590	56,590	85.6%	82.9%
Washington, DC	2	1,263	1,263	112,459	112,459	84.7%	89.0%
Puerto Rico	4	2,775	2,775	289,003	289,003	80.2%	80.2%

Total Managed Stabilized	155	96,930	97,476	11,427,658	11,393,798	78.3%	75.3%

Total Stabilized Properties	861	577,663	577,606	63,214,008	63,118,954	86.6%	84.5%

(1)
Represents unit count as of December 31, 2012, which may differ from unit count as of December 31, 2011, due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2012, which may differ from net rentable square feet as of December 31, 2011, due to unit conversions or expansions.

        The following table presents additional information regarding the occupancy of our lease-up properties by state as of December 31, 2012 and 2011. The information as of December 31, 2011, is on a pro forma basis as though all the properties owned at December 31, 2012, were under our control as of December 31, 2011.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2012(1)	Number of Units as of December 31, 2011	Net Rentable Square Feet as of December 31, 2012(2)	Net Rentable Square Feet as of December 31, 2011	Square Foot Occupancy % December 31, 2012	Square Foot Occupancy % December 31, 2011
Wholly-owned properties
Arizona	1	633	636	71,355	71,355	57.0%	36.0%
California	8	5,455	4,806	591,953	528,983	78.5%	66.6%
Florida	7	5,522	5,670	576,266	577,001	81.1%	54.4%
Maryland	2	1,675	1,677	172,035	172,035	72.5%	45.3%
Massachusetts	1	684	615	72,770	74,025	64.4%	63.8%
New Jersey	1	614	575	66,267	66,967	90.6%	75.4%
Oregon	1	731	717	75,950	75,950	92.0%	77.3%
Tennessee	1	517	505	70,700	68,750	77.1%	68.9%

Total Wholly-Owned in Lease up	22	15,831	15,201	1,697,296	1,635,066	78.3%	59.5%

Joint-venture properties
California	1	971	982	88,013	87,853	88.5%	75.2%

Total Joint-Ventures in Lease up	1	971	982	88,013	87,853	88.5%	75.2%

Managed properties
Colorado	2	1,086	1,100	121,044	121,494	87.9%	44.0%
Florida	6	4,113	4,174	404,548	401,422	66.2%	56.8%
Georgia	4	2,138	2,167	374,470	374,104	72.9%	62.3%
Maryland	2	1,822	955	170,295	88,200	45.5%	12.1%
Massachusetts	2	1,572	1,573	137,337	137,207	43.9%	33.0%
New York	1	908	—	94,545	—	22.2%	0.0%
North Carolina	3	1,353	643	175,592	103,655	64.5%	81.8%
Pennsylvania	1	852	866	68,409	68,609	81.3%	74.6%
Rhode Island	1	964	969	91,095	91,075	41.0%	42.4%
South Carolina	1	720	734	76,335	76,435	83.3%	65.4%
Texas	2	1,551	1,594	171,238	172,377	50.7%	26.8%
Utah	1	429	—	66,750	—	82.8%	0.0%

Total Managed in Lease up	26	17,508	14,775	1,951,658	1,634,578	62.4%	51.5%

Total Lease up Properties	49	34,310	30,958	3,736,967	3,357,497	70.2%	56.0%

(1)
Represents unit count as of December 31, 2012, which may differ from unit count as of December 31, 2011, due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2012, which may differ from net rentable square feet as of December 31, 2011, due to unit conversions or expansions.

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

        The following table presents, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

		Range
				Dividends Declared
Year	Quarter	High	Low
2011	1st	$20.92	$17.39	$0.14
	2nd	22.22	19.27	0.14
	3rd	22.44	17.81	0.14
	4th	24.68	17.29	0.14
2012	1st	28.92	23.80	0.20
	2nd	30.82	27.45	0.20
	3rd	35.17	30.21	0.20
	4th	36.56	32.59	0.25

        On February 15, 2013, the closing price of our common stock as reported by the NYSE was $38.70. At February 15, 2013, we had 275 holders of record of our common stock. Certain shares of the Company are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Unregistered Sales of Equity Securities

        On April 26, 2012, we issued 684,685 shares of our common stock and the Operating Partnership paid approximately $87.7 million in cash to holders of the Operating Partnership's exchangeable senior notes in exchange for approximately $87.7 million in aggregate principal amount of the exchangeable senior notes at the request of holders pursuant to the terms of the indenture governing the notes.

        The shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. The issuance of the shares did not involve a public offering and was made without general solicitation or advertising.

        In December 2012, we issued 304,817 shares of our common stock to limited partners in the Operating Partnership in exchange for an equal number of Operating Partnership units. The shares were issued pursuant to the terms of the partnership agreement of the Operating Partnership in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.    Selected Financial Data

        The following table presents selected financial data and should be read in conjunction with the financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K (amounts in thousands, except share and per share data).

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues:
Property rental	$346,874	$268,725	$232,447	$238,256	$235,695
Tenant reinsurance and management fees	62,522	61,105	49,050	41,890	37,036

Total revenues	409,396	329,830	281,497	280,146	272,731

Expenses:
Property operations	114,028	95,481	86,165	88,935	84,522
Tenant reinsurance	7,869	6,143	6,505	5,461	5,066
Acquisition related costs, loss on sublease and severance	5,351	5,033	3,235	21,236	1,727
General and administrative	50,454	49,683	44,428	40,224	39,388
Depreciation and amortization	74,453	58,014	50,349	52,403	49,566

Total expenses	252,155	214,354	190,682	208,259	180,269

Income from operations	157,241	115,476	90,815	71,887	92,462
Interest expense	(72,294)	(69,062)	(65,780)	(69,818)	(68,671)
Interest income	6,666	5,877	5,748	6,432	8,249
Gain on repurchase of exchangeable senior notes	—	—	—	27,928	6,311
Loss on investments available for sale	—	—	—	—	(1,415)

Income before equity in earnings of real estate ventures and income tax expense	91,613	52,291	30,783	36,429	36,936
Equity in earnings of real estate ventures	10,859	7,287	6,753	6,964	6,932
Equity in earnings of real estate ventures—gain on sale of real estate assets and purchase of joint venture partners' interests	30,630	—	—	—	—
Income tax expense	(5,413)	(1,155)	(4,162)	(4,300)	(519)

Net income	127,689	58,423	33,374	39,093	43,349
Noncontrolling interests in Operating Partnership and other	(10,380)	(7,974)	(7,043)	(7,116)	(7,568)

Net income attributable to common stockholders	$117,309	$50,449	$26,331	$31,977	$35,781

Net income per common share
Basic	$1.15	$0.55	$0.30	$0.37	$0.46
Diluted	$1.14	$0.54	$0.30	$0.37	$0.46
Weighted average number of shares
Basic	102,290,200	92,097,008	87,324,104	86,343,029	76,966,754
Diluted	106,523,015	96,683,508	92,050,453	91,082,834	82,352,988
Cash dividends paid per common share	$0.85	$0.56	$0.40	$0.38	$1.00
Balance Sheet Data
Total assets	$3,223,477	$2,517,524	$2,249,820	$2,407,566	$2,291,008
Total notes payable, notes payable to trusts, exchangeable senior notes and lines of credit	$1,577,599	$1,363,656	$1,402,977	$1,402,977	$1,286,820
Noncontrolling interests	$53,524	$54,814	$57,670	$62,040	$68,023
Total stockholders' equity	$1,491,807	$1,018,947	$881,401	$884,179	$878,770
Other Data
Net cash provided by operating activities	$215,879	$144,164	$104,815	$81,165	$98,391
Net cash used in investing activities	$(606,938)	$(251,919)	$(83,706)	$(104,410)	$(244,481)
Net cash provided by (used in) financing activities	$395,360	$87,489	$(106,309)	$91,223	$172,685

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled "Statements Regarding Forward-Looking Information." Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled "Risk Factors." Amounts in thousands, except share and per share data.

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties.

        At December 31, 2012, we owned, had ownership interests in, or managed 910 operating properties in 34 states, Washington, D.C. and Puerto Rico. Of these 910 operating properties, we owned 448, we held joint venture interests in 281 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 181 properties that are owned by third parties. These operating properties contain approximately 67.0 million square feet of rentable space in approximately 610,000 units and currently serve a customer base of over 490,000 tenants.

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

        To maximize the performance of our properties, we employ state-of-the-art, web-based tracking and yield management technology, and an industry-leading revenue management system. Developed by our management team, these systems enable us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more proactively manage revenues.

        We derive substantially all of our revenues from rents received from tenants under existing leases at each of our wholly-owned self-storage properties, from management fees on the properties we manage for joint-venture partners and unaffiliated third parties, and from our tenant reinsurance program. Our management fee is generally equal to approximately 6% of cash collected from total revenues generated by the managed properties. We also receive an asset management fee of 0.5% of the total asset value from one of our joint ventures.

        We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact, our property results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the use of our systems.

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

        During 2012, we acquired 91 wholly-owned properties and completed the development of one wholly-owned property.

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

        We have concluded that under certain circumstances when we (1) enter into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (2) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, we have performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. As of December 31, 2012, the Company had no consolidated VIEs. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

        Intangible lease rights include: (1) purchase price amounts allocated to leases on three properties that cannot be classified as ground or building leases; these rights are amortized to expense over the term of the leases; and (2) intangibles related to ground leases on five properties where the ground leases were assumed by the Company at rates that were different than the current market rates for similar leases. The value associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

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

        REVENUE AND EXPENSE RECOGNITION:    Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized in income when earned. Management fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements. Tenant reinsurance premiums are recognized as revenues over the period of insurance coverage. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

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

        We have elected to treat one of our corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary ("TRS"). In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which provides companies with the option to first assess qualitative factors in determining whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. As permitted, we adopted these provisions in 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Overview

        Results for the year ended December 31, 2012, included the operations of 729 properties (449 of which were consolidated and 280 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2011, which included operations of 697 properties (357 of which were consolidated and 340 of which were in joint ventures accounted for using the equity method).

Revenues

        The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
Revenues:
Property rental	$346,874	$268,725	$78,149	29.1%
Tenant reinsurance	36,816	31,181	5,635	18.1%
Management fees	25,706	29,924	(4,218)	(14.1)%

Total revenues	$409,396	$329,830	$79,566	24.1%

        Property Rental—The increase in property rental revenues consists primarily of an increase of $56,777 associated with acquisitions completed in 2012 and 2011. We completed the acquisition of 91 properties during 2012 and 55 properties during 2011. In addition, revenues increased by $15,493 as a result of increases in occupancy and rental rates to existing customers at our stabilized properties. We have seen no significant increase in overall customer renewal rates; our average length of stay is approximately 13 months. For existing customers we seek to increase rental rates approximately 7% to 10% at least annually. Occupancy at our stabilized properties increased to 87.8% at December 31, 2012, as compared to 85.8% at December 31, 2011. Rental rates to new tenants increased by approximately 4.1% over the same period in the prior year. Finally, revenues at our lease-up properties increased by $5,879 as a result of increased occupancy.

        Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to 67% at December 31, 2012, compared to approximately 63% at December 31, 2011. In addition, we operated 910 properties at December 31, 2012, compared to 882 at December 31, 2011.

        Management Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties. Management fees generally represent 6% of cash collected from properties owned by third parties and unconsolidated joint ventures. The Company also earns an asset management fee from the Storage Portfolio I ("SPI") joint venture, equal to 0.50% multiplied by the total asset value, provided certain conditions are met.

        During 2011, it was discovered that the asset management fee owed to the Company by the SPI joint venture had not been recorded by either party for the five-year period ended December 31, 2010. The annual asset management fee for this period was $885. After determining that the amounts were not material either in the prior periods or the year ended December 31, 2011 for restatement purposes, $4,425 of asset management fees earned during the five-year period ended December 31, 2010, was recorded in the year ended December 31, 2011. There were no such adjustments made during the year ended December 31, 2012.

Expenses

        The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
Expenses:
Property operations	$114,028	$95,481	$18,547	19.4%
Tenant reinsurance	7,869	6,143	1,726	28.1%
Acquisition-related costs	5,351	2,896	2,455	84.8%
Severance costs	—	2,137	(2,137)	(100.0)%
General and administrative	50,454	49,683	771	1.6%
Depreciation and amortization	74,453	58,014	16,439	28.3%

Total expenses	$252,155	$214,354	$37,801	17.6%

        Property Operations—The increase in property operations expense consists primarily of increases of $18,375 related to acquisitions completed in 2012 and 2011. We completed the acquisition of 91 properties during the year ended December 31, 2012 and completed the acquisition of 55 properties during the year ended December 31, 2011.

        Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase is due primarily to approximately $1,000 of claims related to Superstorm Sandy which affected sites in the northeastern United States in October 2012.

        Acquisition-Related Costs—These costs relate to acquisition activities during the periods indicated. The increases were related to increased acquisition activity when compared to the prior year. During 2012, we acquired 91 properties, compared to 55 properties during the year ended December 31, 2011.

        Severance Costs—The severance costs recorded during the year ended December 31, 2011, relate to severance granted to our former Executive Vice President and Chief Financial Officer, Kent Christensen, who left the Company on December 7, 2011. There were no severance costs incurred during the year ended December 31, 2012.

        General and Administrative—General and administrative expenses primarily include all expenses not related to our properties, including corporate payroll, travel and professional fees. The expenses are recognized as incurred. General and administrative expense increased over the prior year primarily as a result of the costs related to the management of additional properties. During the year ended December 31, 2012, we purchased 91 properties, 31 of which we did not previously manage. We did not observe any material trends specific to payroll, travel or other expense that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties. Also included in general and administrative expenses for the year ended December 31, 2011, is an expense of $1,800 related to litigation matters. There were no such expenses incurred during the year ended December 31, 2012.

        Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition and development of new properties. We acquired 91 properties and completed the development of one property during the year ended December 31, 2012.

Other Income and Expenses

        The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
Other income and expenses:
Interest expense	$(71,850)	$(67,301)	$(4,549)	6.8%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(444)	(1,761)	1,317	(74.8)%
Interest income	1,816	1,027	789	76.8%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Equity in earnings of real estate ventures	10,859	7,287	3,572	49.0%
Equity in earnings of real estate assets—gain on sale of real estate ventures and purchase of joint venture partners' interests	30,630	—	30,630	100.0%
Income tax expense	(5,413)	(1,155)	(4,258)	100.0%

Total other expense, net	$(29,552)	$(57,053)	$27,501	(48.2)%

        Interest Expense—The increase in interest expense was primarily the result of an increase in the total amount of debt outstanding. At December 31, 2012, our total face value of debt was $1,574,280, compared to total face value of debt of $1,359,254 at December 31, 2011. The increase was partially offset by lower average interest rates of 4.2% as of December 31, 2012, compared to 4.7% as of December 31, 2011.

        Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes—Represents the amortization of the discount on exchangeable senior notes, which reflects the effective interest rate relative to the carrying amount of the liability. All of the outstanding notes were surrendered for exchange in April 2012.

        Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions. The increase in interest income is due to higher average cash balances during the year ended December 31, 2012, primarily as a result of the cash proceeds received from stock offerings completed in April 2012 and November 2012.

        Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder —Represents interest on a $100,000 loan to the holder of the Series A Participating Redeemable Preferred units of our Operating Partnership (the "Preferred OP units").

        Equity in Earnings of Real Estate Ventures—The increase in equity in earnings of real estate ventures was due primarily to an increase in revenues at joint ventures, which resulted from higher occupancy and rental rates to new and existing customers. This increase was partially offset by a slight decrease in equity in earnings due to the acquisition of our joint venture partners' interests in two joint ventures in July 2012 and November 2012.

        During 2011, there was an increase of approximately $1,100 in equity in earnings as a result of the asset management fee expense recorded by the SPI joint venture in the prior year. During 2011, it was discovered that the asset management fee owed to us by the SPI joint venture had not been recorded by either party for the five-year period ended December 31, 2010. The annual asset management fee for this period was $885, offset by an annual reduction of $221 of equity in earnings of SPI. The total prior period adjustment for the years 2006 through 2010 that was recorded during the year ended

December 31, 2011, increased asset management fee revenues by $4,425 and decreased equity in earnings by $1,106. There were no similar adjustments made during the year ended December 31, 2012.

        Equity in Earnings of Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners' Interests—In December 2012, two joint ventures in which we held a 20.0% equity interest, each sold its only self-storage property. As a result of the sales, the joint ventures were dissolved, and we received cash proceeds which resulted in a gain of $1,409.

        On November 30, 2012, we acquired our joint venture partner's 80.0% interest in the Storage Portfolio Bravo II LLC joint venture ("SPB II"). This transaction resulted in a non-cash gain of $10,171, which represents the increase in fair value of our 20.0% interest in SPB II from the formation of the joint venture to the acquisition date.

        On July 2, 2012, we acquired Prudential Real Estate Investors' ("PREI®") 94.9% interest in the ESS PRISA III LLC joint venture ("PRISA III"). This transaction resulted in a non-cash gain of $13,499, which represents the increase in fair value of our 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

        In February 2012, a joint venture in which we held a 40% equity interest sold its only self-storage property. As a result of the sale, the joint venture was dissolved, and we received cash proceeds which resulted in a gain of $5,550.

        Income Tax Expense—The increase in income tax expense relates primarily to increased tenant reinsurance income earned by our taxable REIT subsidiary.

Net Income Allocated to Noncontrolling Interests

        The following table presents information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(6,876)	$(6,289)	$(587)	9.3%
Net income allocated to Operating Partnership and other noncontrolling interests	(3,504)	(1,685)	(1,819)	108.0%

Total income allocated to noncontrolling interests:	$(10,380)	$(7,974)	$(2,406)	30.2%

        Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests —Income allocated to the Preferred Operating Partnership equals the fixed distribution paid to the Preferred OP unit holder plus approximately 0.9% and 1.0% of the remaining net income allocated after the adjustment for the fixed distribution paid for the years ended December 31, 2012 and 2011, respectively. The amount allocated to Preferred Operating Partnership noncontrolling interest was higher in 2012 when compared to 2011, as a result of an increase in net income.

        Net Income Allocated to Operating Partnership and Other Noncontrolling Interests —Income allocated to the Operating Partnership represents approximately 2.9% and 3.2% of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder for the years ended December 31, 2012 and 2011, respectively.

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

        Property Rental—The increase in property rental revenues consists primarily of an increase of $20,303 associated with acquisitions completed in 2011 and 2010, an increase of $9,934 resulting from increases in occupancy and rental rates to existing customers at our stabilized properties and an increase of $6,961 related to increases in occupancy at our lease-up properties. This is offset by a decrease of $920 related to the sale of 19 properties to a joint venture with Harrison Street Real Estate Capital LLC in January 2010.

        Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to 63% at December 31, 2011, compared to approximately 60% at December 31, 2010. In addition, we operated 882 properties at December 31, 2011, compared to 820 at December 31, 2010.

        Management Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties. Management fees generally represent 6% of cash collected from properties owned by third parties and unconsolidated joint ventures. We also earn an asset management fee from the SPI joint venture, equal to 0.50% of the total asset value, provided certain conditions are met.

        During 2011, it was discovered that the asset management fee owed to us by the SPI joint venture had not been recorded by either party for the five-year period ended December 31, 2010. The annual asset management fee for this period was $885. After determining that the amounts were not material either in the prior periods or the year ended December 31, 2011 for restatement purposes, $4,425 of asset management fees earned during the five-year period ended December 31, 2010, was recorded in the year ended December 31, 2011. Additionally, asset management fees earned during the year ended December 31, 2011, of $812 were recorded. The remainder of the increase in management fees is related to the increase in third-party properties under management during 2011 compared to the prior year. We managed 185 third-party properties as of December 31, 2011, compared to 160 as of December 31, 2010.

Expenses

        The following table sets forth information on expenses for the years indicated:

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
Expenses:
Property operations	$95,481	$86,165	$9,316	10.8%
Tenant reinsurance	6,143	6,505	(362)	(5.6)%
Acquisition-related costs	2,896	1,235	1,661	134.5%
Loss on sublease	—	2,000	(2,000)	(100.0)%
Severance costs	2,137	—	2,137	100.0%
General and administrative	49,683	44,428	5,255	11.8%
Depreciation and amortization	58,014	50,349	7,665	15.2%

Total expenses	$214,354	$190,682	$23,672	12.4%

        Property Operations—The increase in property operations expense consists primarily of increases of $8,481 related to acquisitions completed in 2011 and 2010, and $1,781 related to increases in expenses at our lease-up properties. These increases were offset by a decrease of $946 resulting from lower expenses at our stabilized properties, which relates mainly to decreases in property taxes and advertising and utilities expenses.

        Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

        Acquisition-Related Costs—These costs relate to acquisition activities during the periods indicated. The increase was related to increased acquisition activity when compared to the prior year. During 2011, we acquired 55 properties, compared to only 15 during the year ended December 31, 2010.

        Loss on Sublease—This expense is a result of a $2,000 charge recorded in the year ended December 31, 2010, relating to the bankruptcy of a tenant subleasing office space from us in Memphis, TN. The Memphis, TN office lease is a liability assumed as part of the Storage USA acquisition in July 2005. There were no such losses recorded for the year ended December 31, 2011.

        Severance Costs—The severance costs recorded during the year ended December 31, 2011, relate to severance granted to our former Executive Vice President and Chief Financial Officer, Kent Christensen, who left the Company on December 7, 2011. There were no severance costs incurred during the year ended December 31, 2010.

        General and Administrative—General and administrative expenses increased primarily as a result of costs related to the management of additional properties. During the year ended December 31, 2011, we purchased 55 properties, 40 of which we did not previously manage. In addition, we managed 185 third-party properties at December 31, 2011, compared to 160 at December 31, 2010. Also included in general and administrative expenses for the year ended December 31, 2011, is an expense of $1,800 related to litigation matters. There were no such expenses incurred during the year ended December 31, 2010.

        Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition and development of new properties. We acquired 55 properties and completed the development of five properties during the year ended December 31, 2011.

Other Revenues and Expenses

        The following table sets forth information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
Other revenues and expenses:
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

        Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions. The increase in interest income is due to slightly higher cash balances during the year ended December 31, 2011, primarily as a result of the cash proceeds received from the stock offering completed in May 2011.

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

        During 2011, it was discovered that the asset management fee owed to us by the SPI joint venture had not been recorded by either party for the five-year period ended December 31, 2010. The annual asset management fee for this period was $885, offset by an annual reduction of $221 of equity in earnings of SPI. The total prior period adjustment for the years 2006 through 2010 that was recorded during the year ended December 31, 2011, increased asset management fee revenues by $4,425 and decreased equity in earnings by $1,106. The remaining reduction to equity in earnings related to the net effect of the current year asset management fee of $203.

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

        The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
Net income attributable to common stockholders	$117,309	$50,449	$26,331
Adjustments:
Real estate depreciation	64,301	52,647	47,063
Amortization of intangibles	6,763	2,375	650
Joint venture real estate depreciation and amortization	7,014	7,931	8,269
Joint venture (gain) / loss on sale of properties and purchase of partner's interest	(30,630)	185	65
Distributions paid on Preferred Operating Partnership units	(5,750)	(5,750)	(5,750)
Income allocated to Operating Partnership noncontrolling interests	10,349	7,978	7,096

Funds from operations	$169,356	$115,815	$83,724

SAME-STORE STABILIZED PROPERTY RESULTS

        We consider our same-store stabilized portfolio to consist of only those properties which were wholly-owned at the beginning and at the end of the applicable periods presented and that have achieved stabilization as of the first day of such period. The following tables present operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the properties shown below because these results provide information relating to property level operating changes without the effects of acquisitions and completed developments.

	For the Three Months Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change
	2012	2011		2012	2011
Same-store rental and tenant reinsurance revenues	$70,751	$66,433	6.5%	$276,811	$259,733	6.6%
Same-store operating and tenant reinsurance expenses	21,698	21,208	2.3%	86,414	86,953	(0.6)%

Same-store net operating income	$49,053	$45,225	8.5%	$190,397	$172,780	10.2%
Non same-store rental and tenant reinsurance revenues	$36,686	$15,319	139.5%	$106,879	$40,173	166.0%
Non same-store operating and tenant reinsurance expenses	$12,825	$5,497	133.3%	$35,483	$14,671	141.9%
Total rental and tenant reinsurance revenues	$107,437	$81,752	31.4%	$383,690	$299,906	27.9%
Total operating and tenant reinsurance expenses	$34,523	$26,705	29.3%	$121,897	$101,624	19.9%
Same-store square foot occupancy as of quarter end	88.6%	86.9%		88.6%	86.9%
Properties included in same-store	282	282		282	282

	For the Three Months Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change
	2011	2010		2011	2010
Same-store rental and tenant reinsurance revenues	$61,395	$58,026	5.8%	$241,001	$229,785	4.9%
Same-store operating and tenant reinsurance expenses	19,387	19,593	(1.1)%	78,892	79,098	(0.3)%

Same-store net operating income	$42,008	$38,433	9.3%	$162,109	$150,687	7.6%
Non same-store rental and tenant reinsurance revenues	$20,357	$9,062	124.6%	$58,905	$28,590	106.0%
Non same-store operating and tenant reinsurance expenses	$7,318	$4,430	65.2%	$22,732	$13,572	67.5%
Total rental and tenant reinsurance revenues	$81,752	$67,088	21.9%	$299,906	$258,375	16.1%
Total operating and tenant reinsurance expenses	$26,705	$24,023	11.2%	$101,624	$92,670	9.7%
Same-store square foot occupancy as of quarter end	87.8%	84.7%		87.8%	84.7%
Properties included in same-store	253	253		253	253

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        The increase in same-store rental revenues was primarily due to increases in occupancy and rental rates to both incoming and existing customers, and to decreases in discounts to new customers. The decreases in same-store operating expenses for the year ended December 31, 2012 were primarily due to decreases in utilities and office expenses. These decreases were partially offset by increased expenses as a result of Superstorm Sandy and higher property taxes.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

        The increase in same-store rental revenues was primarily due to increased rental rates to both incoming and existing customers and increased occupancy. Occupancy increased 310 basis points over the prior year. The decreases in same-store operating expenses for the year ended December 31, 2011, were primarily due to lower utility costs, a decrease in yellow page advertising and lower than anticipated snow removal costs.

CASH FLOWS

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        Cash flows provided by operating activities were $215,879 and $144,164 for the years ended December 31, 2012 and 2011, respectively. The increase when compared to the prior year was primarily due to a $69,266 increase in net income. There was also an increase in depreciation and amortization of $16,439 and an increase of $16,073 in cash received from affiliated joint ventures and related parties in 2012 when compared to 2011. These increases were offset by a $23,670 non-cash gain on the purchase of joint venture partners' interests.

        Cash used in investing activities was $606,938 and $251,919 for the years ended December 31, 2012 and 2011, respectively. The increase in 2012 was primarily the result of $406,768 more cash being used to acquire new properties in 2012 compared to 2011. This increase was offset by a decrease of $42,265 in the amount paid to purchase notes receivable.

        Cash provided by financing activities was $395,360 and $87,489 for the years ended December 31, 2012 and 2011, respectively. The increase in cash provided was the result of an increase of $317,239 in the net cash proceeds generated from the sale of common stock in the current year compared to 2011, along with an increase of $598,776 in cash proceeds received from notes payable and lines of credit in 2012 when compared to 2011. These increases of cash were offset by the increase of $469,484 of cash used for principal repayments on notes payable and lines of credit during 2012 when compared to 2011, the use of $87,663 of cash to repurchase exchangeable senior notes in 2012, compared to $0 in 2011, and the increase of $36,260 of dividends paid on common stock in 2012, compared to 2011.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

        Cash flows provided by operating activities were $144,164 and $104,815 for the years ended December 31, 2011 and 2010, respectively. The increase when compared to the prior year was due primarily to an increase in net income and a decrease in the amount of cash used to pay accounts payable and accrued expenses, which were offset by a decrease in cash received from affiliated joint ventures and related parties during 2011 compared to 2010.

        Cash used in investing activities was $251,919 and $83,706 for the years ended December 31, 2011 and 2010, respectively. The increase in 2011 was primarily the result of $125,371 more cash being used to acquire new properties in 2011 compared to 2010. We also paid $51,000 to purchase a note receivable, which was offset by $860 of principal payments received in 2011, compared to $0 in 2010. Additionally, we received $15,750 in proceeds from the sale of 19 properties to a joint venture in 2010, compared to $0 in 2011. These increases in cash used in investing activities were offset by a decrease of $29,002 in the amount of cash used to fund development activities in 2011 compared to 2010.

        Cash provided by financing activities was $87,489 for the year ended December 31, 2011, compared to cash used in financing activities of $106,309 for the year ended December 31, 2010. The increase in cash provided was the result of $112,349 of net cash proceeds generated from the sale of common stock in the year ended December 31, 2011, compared with $0 in 2010, along with an increase of $284,425 in cash proceeds received from notes payable and lines of credit in 2011 when compared to 2010. These increases of cash were offset by the increase of $199,947 of cash used for principal repayments on notes payable and lines of credit during 2011 when compared to 2010.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2012, we had $30,785 available in cash and cash equivalents. We intend to use this cash to repay debt scheduled to mature in 2013 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

        Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2012, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        The following table presents information on our lines of credit:

	As of December 31, 2012
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$35,000	$75,000	2.36%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1)(4)(5)
Credit Line 2	—	75,000	2.41%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2)(4)(5)
Credit Line 3	—	40,000	2.41%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)(4)(5)
Credit Line 4	50,000	50,000	2.36%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)(4)(5)

	$85,000	$240,000

(1)
One year extension available

(2)
One two-year extension available

(3)
Two one-year extensions available

(4)
Guaranteed by the Company

(5)
Secured by mortgages on certain real estate assets

        As of December 31, 2012, we had $1,574,280 of debt, resulting in a debt to total capitalization ratio of 27.5%. As of December 31, 2012, the ratio of total fixed rate debt and other instruments to total debt was 81.0% (including $776,381 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2012 was 4.2%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2012.

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

        Our liquidity needs consist primarily of cash distributions to stockholders, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We may from time to time seek to repurchase our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth information on future payments due by period as of December 31, 2012:

	Payments due by Period:
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$69,396	$7,463	$12,536	$6,855	$42,542
Notes payable, notes payable to trusts and lines of credit
Interest	364,774	63,727	103,948	62,007	135,092
Principal	1,574,280	110,483	430,922	517,568	515,307

Total contractual obligations	$2,008,450	$181,673	$547,406	$586,430	$692,941

As of December 31, 2012, the weighted average interest rate for all fixed rate loans was 4.6%, and the weighted average interest rate on all variable rate loans was 2.3%.

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

        We may from time to time seek to retire or repurchase our outstanding debt, as well as shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        As of December 31, 2012, we had approximately $1,574,280 in total debt, of which approximately $298,675 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $2,600 annually.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 28, 2013

Extra Space Storage Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets:
Real estate assets, net	$2,991,722	$2,263,795
Investments in real estate ventures	106,313	130,410
Cash and cash equivalents	30,785	26,484
Restricted cash	16,976	25,768
Receivables from related parties and affiliated real estate joint ventures	11,078	18,517
Other assets, net	66,603	52,550

Total assets	$3,223,477	$2,517,524

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,369,690	$937,001
Premium on notes payable	3,319	4,402
Notes payable to trusts	119,590	119,590
Exchangeable senior notes	—	87,663
Lines of credit	85,000	215,000
Accounts payable and accrued expenses	52,299	46,353
Other liabilities	48,248	33,754

Total liabilities	1,678,146	1,443,763

Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 110,737,205 and 94,783,590 shares issued and outstanding at December 31, 2012, and December 31, 2011, respectively	1,107	948
Paid-in capital	1,740,037	1,290,021
Accumulated other comprehensive deficit	(14,273)	(7,936)
Accumulated deficit	(235,064)	(264,086)

Total Extra Space Storage Inc. stockholders' equity	1,491,807	1,018,947
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,918	29,695
Noncontrolling interests in Operating Partnership	22,492	24,018
Other noncontrolling interests	1,114	1,101

Total noncontrolling interests and equity	1,545,331	1,073,761

Total liabilities, noncontrolling interests and equity	$3,223,477	$2,517,524

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

	For the Year Ended December 31,
	2012	2011	2010
Revenues:
Property rental	$346,874	$268,725	$232,447
Tenant reinsurance	36,816	31,181	25,928
Management fees	25,706	29,924	23,122

Total revenues	409,396	329,830	281,497

Expenses:
Property operations	114,028	95,481	86,165
Tenant reinsurance	7,869	6,143	6,505
Acquisition related costs	5,351	2,896	1,235
Loss on sublease	—	—	2,000
Severance costs	—	2,137	—
General and administrative	50,454	49,683	44,428
Depreciation and amortization	74,453	58,014	50,349

Total expenses	252,155	214,354	190,682

Income from operations	157,241	115,476	90,815
Interest expense	(71,850)	(67,301)	(64,116)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(444)	(1,761)	(1,664)
Interest income	1,816	1,027	898
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	4,850

Income before equity in earnings of real estate ventures and income tax expense	91,613	52,291	30,783
Equity in earnings of real estate ventures	10,859	7,287	6,753
Equity in earnings of real estate ventures—gain on sale of real estate assets and purchase of joint venture partners' interests	30,630	—	—
Income tax expense	(5,413)	(1,155)	(4,162)

Net income	127,689	58,423	33,374
Net income allocated to Preferred Operating Partnership noncontrolling interests	(6,876)	(6,289)	(6,048)
Net income allocated to Operating Partnership and other noncontrolling interests	(3,504)	(1,685)	(995)

Net income attributable to common stockholders	$117,309	$50,449	$26,331

Net income per common share
Basic	$1.15	$0.55	$0.30
Diluted	$1.14	$0.54	$0.30
Weighted average number of shares
Basic	102,290,200	92,097,008	87,324,104
Diluted	106,523,015	96,683,508	92,050,453

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Net income	$127,689	$58,423	$33,374
Other comprehensive income:
Change in fair value of interest rate swaps	(6,587)	(2,237)	(4,963)

Total comprehensive income	121,102	56,186	28,411
Less: comprehensive income attributable to noncontrolling interests	10,130	7,886	6,811

Comprehensive income attributable to common stockholders	$110,972	$48,300	$21,600

See accompanying notes

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity

(dollars in thousands, except share data)

				Extra Space Storage Inc. Stockholders' Equity
	Noncontrolling Interests
							Accumulated Other Comprehensive Deficit
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Paid-in Capital		Accumulated Deficit	Total Equity
Balances at December 31, 2009	$29,886	$31,381	$773	86,721,841	$867	$1,138,243	$(1,056)	$(253,875)	$946,219
Issuance of common stock upon the exercise of options	—	—	—	484,261	5	5,656	—	—	5,661
Restricted stock grants issued	—	—	—	445,230	4	—	—	—	4
Restricted stock grants cancelled	—	—	—	(64,010)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	4,580	—	—	4,580
Deconsolidation of noncontrolling interests	—	—	104	—	—	—	—	—	104
Redemption of Operating Partnership units for cash	—	(4,116)	—	—	—	—	—	—	(4,116)
Investments from other noncontrolling interests	—	—	87	—	—	—	—	—	87
Purchase of noncontrolling interest	—	—	223	—	—	—	—	—	223
Net income (loss)	6,048	1,048	(53)	—	—	—	—	26,331	33,374
Other comprehensive loss	(55)	(177)	—	—	—	—	(4,731)	—	(4,963)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	836	—	—	836
Tax effect from contribution of property to Taxable REIT Subsidiary	—	—	—	—	—	(495)	—	—	(495)
Distributions to Operating Partnership units held by noncontrolling interests	(6,146)	(1,333)	—	—	—	—	—	—	(7,479)
Dividends paid on common stock at $0.40 per share	—	—	—	—	—	—	—	(34,964)	(34,964)

Balances at December 31, 2010	$29,733	$26,803	$1,134	87,587,322	$876	$1,148,820	$(5,787)	$(262,508)	$939,071
Issuance of common stock upon the exercise of options	—	—	—	1,388,269	14	18,608	—	—	18,622
Restricted stock grants issued	—	—	—	226,630	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(47,695)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	5,335,423	53	112,296	—	—	112,349
Compensation expense related to stock-based awards	—	—	—	—	—	5,757	—	—	5,757
Redemption of Operating Partnership units for common stock	—	(2,344)	—	293,641	3	2,341	—	—	—
Redemption of Operating Partnership units for cash	—	(271)	—	—	—	—	—	—	(271)
Net income (loss)	6,289	1,689	(4)	—	—	—	—	50,449	58,423
Other comprehensive loss	(22)	(66)	—	—	—	—	(2,149)	—	(2,237)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	2,199	—	—	2,199
Distributions to Operating Partnership units held by noncontrolling interests	(6,305)	(1,793)	—	—	—	—	—	—	(8,098)
Distributions to other noncontrolling interests	—	—	(29)	—	—	—	—	—	(29)
Dividends paid on common stock at $0.56 per share	—	—	—	—	—	—	—	(52,027)	(52,027)

Balances at December 31, 2011	$29,695	$24,018	$1,101	94,783,590	$948	$1,290,021	$(7,936)	$(264,086)	$1,073,761

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity (Continued)

(dollars in thousands, except share data)

				Extra Space Storage Inc. Stockholders' Equity
	Noncontrolling Interests
							Accumulated Other Comprehensive Deficit
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Paid-in Capital		Accumulated Deficit	Total Equity
Issuance of common stock upon the exercise of options	—	—	—	768,853	7	10,260	—	—	10,267
Restricted stock grants issued	—	—	—	182,052	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(16,792)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	14,030,000	140	429,448	—	—	429,588
Issuance of common stock related to settlement of exchangeable senior notes	—	—	—	684,685	7	—	—	—	7
Compensation expense related to stock-based awards	—	—	—	—	—	4,356	—	—	4,356
New issuance of Operating Partnership units	—	429	—	—	—	—	—	—	429
Redemption of Operating Partnership units for common stock	—	(2,479)	—	304,817	3	2,476	—	—	—
Redemption of Operating Partnership units for cash	—	(155)	—	—	—	—	—	—	(155)
Net income	6,876	3,473	31	—	—	—	—	117,309	127,689
Other comprehensive loss	(61)	(189)	—	—	—	—	(6,337)	—	(6,587)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	3,476	—	—	3,476
Distributions to Operating Partnership units held by noncontrolling interests	(6,592)	(2,605)	—	—	—	—	—	—	(9,197)
Distributions to other noncontrolling interests	—	—	(18)	—	—	—	—	—	(18)
Dividends paid on common stock at $0.85 per share	—	—	—	—	—	—	—	(88,287)	(88,287)

Balances at December 31, 2012	$29,918	$22,492	$1,114	110,737,205	$1,107	$1,740,037	$(14,273)	$(235,064)	$1,545,331

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$127,689	$58,423	$33,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,453	58,014	50,349
Amortization of deferred financing costs	5,889	5,583	4,354
Non-cash interest expense related to amortization of discount on exchangeable senior notes	444	1,761	1,664
Non-cash interest expense related to amortization of premium on notes payable	(1,270)	—	—
Compensation expense related to stock-based awards	4,356	5,757	4,580
Gain on purchase of joint venture partners' interests	(23,670)	—	—
Loss on sublease	—	—	2,000
Distributions from real estate ventures in excess of earnings	2,581	7,008	6,722
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	7,439	(8,634)	3,011
Other assets	8,746	7,533	(1,676)
Accounts payable and accrued expenses	7,220	9,837	1,856
Other liabilities	2,002	(1,118)	(1,419)

Net cash provided by operating activities	215,879	144,164	104,815

Cash flows from investing activities:
Acquisition of real estate assets	(601,727)	(194,959)	(69,588)
Development and construction of real estate assets	(3,759)	(7,060)	(36,062)
Proceeds from sale of properties to joint venture	—	—	15,750
Investments in real estate ventures	(1,423)	(4,088)	(9,699)
Return of investment in real estate ventures	2,421	4,614	8,802
Change in restricted cash	8,792	4,730	9,036
Purchase of notes receivable	(7,875)	(50,140)	—
Purchase of equipment and fixtures	(3,367)	(5,016)	(1,945)

Net cash used in investing activities	(606,938)	(251,919)	(83,706)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	429,588	112,349	—
Proceeds from notes payable and lines of credit	1,074,263	475,487	191,062
Principal payments on notes payable and lines of credit	(921,831)	(452,347)	(252,400)
Deferred financing costs	(11,607)	(6,197)	(4,160)
Repurchase of exchangeable senior notes	(87,663)	—	—
Investments from other noncontrolling interests	—	—	87
Redemption of Operating Partnership units held by noncontrolling interest	(155)	(271)	(4,116)
Net proceeds from exercise of stock options	10,267	18,622	5,661
Dividends paid on common stock	(88,287)	(52,027)	(34,964)
Distributions to noncontrolling interests	(9,215)	(8,127)	(7,479)

Net cash provided by (used in) financing activities	395,360	87,489	(106,309)

Net increase (decrease) in cash and cash equivalents	4,301	(20,266)	(85,200)
Cash and cash equivalents, beginning of the period	26,484	46,750	131,950

Cash and cash equivalents, end of the period	$30,785	$26,484	$46,750

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$65,687	$61,726	$60,100
Income taxes paid	831	665	6,539
Supplemental schedule of noncash investing and financing activities:
Deconsolidation of joint ventures due to application of Accounting Standards Codification 810:
Real estate assets, net	$—	$—	$(42,739)
Investments in real estate ventures	—	—	404
Receivables from related parties and affiliated real estate joint ventures	—	—	21,142
Other assets and other liabilities	—	—	(51)
Notes payable	—	—	21,348
Other noncontrolling interests	—	—	(104)
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$2,479	$2,344	$—
Common stock and paid-in capital	(2,479)	(2,344)	—
Tax effect from vesting of restricted stock grants and stock option exercises
Other assets	$3,476	$2,199	$836
Paid-in capital	(3,476)	(2,199)	(836)
Acquisitions of real estate assets
Real estate assets, net	$159,297	$137,177	$25,963
Notes payable assumed	(150,284)	(132,327)	(25,963)
Notes payable issued to seller	(8,584)	(4,850)	—
OP Units Issued	(429)	—	—

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2012

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

        The Company invests in self-storage facilities by acquiring wholly-owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2012, the Company had direct and indirect equity interests in 729 storage facilities. In addition, the Company managed 181 properties third parties bringing the total number of properties which it owns and/or manages to 910, located in 34 states, Washington, D.C. and Puerto Rico.

        The Company operates in three distinct segments: (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. The Company's property management, acquisition and development activities include managing, acquiring, developing and redeveloping self-storage facilities. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self-storage facilities.

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

December 31, 2012

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

Reclassifications

        Certain amounts in the 2011 and 2010 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Fair Value Disclosures

Derivative financial instruments

        Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves.

        The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the Financial Accounting Standard Board's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities—Cash Flow Hedge Swap Agreements	$(15,228)	$—	$(15,228)	$—

        There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2012. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2012 or 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Long-lived assets held for use are evaluated by the Company for impairment when events or circumstances indicate that there may be impairment. The Company reviews each self-storage facility at least annually to determine if any such events or circumstances have occurred or exist. The Company

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

        As of December 31, 2012 and 2011, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2012 and 2011, approximate fair value. The fair values of the Company's note receivable

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from Preferred Operating Partnership unit holder, fixed rate notes payable and notes payable to trusts, and exchangeable senior notes at December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred Operating Partnership unit holder	$108,138	$100,000	$104,049	$100,000
Fixed rate notes payable and notes payable to trusts	$1,342,957	$1,275,605	$1,008,039	$938,681
Exchangeable senior notes	$—	$—	$92,265	$87,663

Real Estate Assets

        Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use. Capitalized interest during the years ended December 31, 2012, 2011 and 2010, was $0, $752 and $2,013, respectively.

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

        Intangible lease rights represent: (1) purchase price amounts allocated to leases on three properties that cannot be classified as ground or building leases; these rights are amortized to expense over the life of the leases and (2) intangibles related to ground leases on five properties where the leases were assumed by the Company at rates that were lower than the current market rates for similar leases. The values associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

Derivative Instruments and Hedging Activities

        The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

        The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Revenue and Expense Recognition

        Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized as income when earned. Management fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements. Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

        Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. The Company accrues for property tax expense based

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

Advertising Costs

        The Company incurs advertising costs primarily attributable to directory, direct mail, internet and other advertising. Direct response advertising costs are deferred and amortized over the expected benefit period determined to be 12 months. As of December 31, 2012 and 2011, the Company had $0 and $860, respectively, of prepaid advertising included in other assets on the consolidated balance sheets. All other advertising costs are expensed as incurred. The Company recognized $6,026, $5,958, and $6,430 in advertising expense for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company's consolidated statements of operations. For the year ended December 31, 2012, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.

        The Company has elected to treat its corporate subsidiary, Extra Space Management, Inc. ("ESMI"), as a taxable REIT subsidiary ("TRS"). In general, the Company's TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. ESM Reinsurance Limited, a wholly-owned subsidiary of ESMI, generates income from insurance premiums that are subject to corporate federal income tax and state insurance premiums tax.

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2012 and 2011, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2012 and 2011, the Company had no interest or penalties related to uncertain tax provisions.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

        The Company's Operating Partnership had $87,663 of exchangeable senior notes (the "Notes") that were surrendered for exchange in April 2012. Prior to their exchange, the Notes could potentially have had a dilutive effect on the Company's earnings per share calculations. The Notes were exchangeable by holders into cash and shares of the Company's common stock under certain circumstances per the terms of the indenture governing the Notes and at the time prior to surrender had an exchange price of $23.20 per share. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company retained that right, Accounting Standards Codification ("ASC") 260, "Earnings Per Share," required an assumption that shares would be used to pay the exchange obligations in excess of the accreted principal amount, and required that those shares be included in the Company's calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the diluted share calculation for the years ended December 31, 2011 or 2010 as the stock price during this time did not exceed the exchange price. No shares were included for the year ended December 31, 2012 as the Notes were no longer outstanding.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

        For the years ended December 31, 2012, 2011 and 2010, options to purchase approximately 57,335 shares, 107,523 shares and 1,788,142 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive. All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

        The computation of net income per share is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Net income attributable to common stockholders	$117,309	$50,449	$26,331
Add: Income allocated to noncontrolling interest—Preferred Operating Partnership and Operating Partnership	10,349	7,978	7,096
Subtract: Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership	(5,750)	(5,750)	(5,750)

Net income for diluted computations	$121,908	$52,677	$27,677

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	102,290,200	92,097,008	87,324,104
Operating Partnership units	2,755,650	3,049,935	3,356,963
Preferred Operating Partnership units	989,980	989,980	989,980
Dilutive and cancelled stock options	487,185	546,585	379,406

Average number of common shares outstanding—diluted	106,523,015	96,683,508	92,050,453
Net income per common share
Basic	$1.15	$0.55	$0.30
Diluted	$1.14	$0.54	$0.30

Recently Issued Accounting Standards

        In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which provides companies with the option to first assess qualitative factors in determining whether events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. As permitted the Company adopted these provisions in 2012. The adoption of ASU 2012-02 did not have a material impact on the Company's financial position or results of operations.

3. REAL ESTATE ASSETS

        The components of real estate assets are summarized as follows:

	December 31, 2012	December 31, 2011
Land—operating	$755,565	$580,995
Land—development	12,050	14,600
Buildings and improvements	2,551,886	1,934,693
Intangible assets—tenant relationships	51,355	37,293
Intangible lease rights	8,656	6,150

	3,379,512	2,573,731
Less: accumulated depreciation and amortization	(391,928)	(319,302)

Net operating real estate assets	2,987,584	2,254,429
Real estate under development/redevelopment	4,138	9,366

Net real estate assets	$2,991,722	$2,263,795

Real estate assets held for sale included in net real estate assets	$8,600	$7,875

        The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $7,068, $2,633, and $907, for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 5 to 49 years.

        Real estate assets held for sale included in net real estate assets as of December 31, 2012 are recorded at fair value and consisted of undeveloped land and one self-storage property.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

4. PROPERTY ACQUISITIONS

        The following table shows the Company's acquisition of operating properties for the years ended December 31, 2012 and 2011, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid
												Acquisition Date Fair Value
							Notes Issued to/from Seller		Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non-cash gain		Previous equity interest				Land	Building	Intangible	Closing costs— expensed	Source of Acquisition	Notes
Florida	1	12/28/2012	$4,270	$4,258	$—	$—	$—	$—	$12	$—	—	$805	$3,345	$95	$25	Unrelated third party
Maryland	1	12/27/2012	13,107	10,596	2,692	—	—	—	(181)	—	—	4,314	8,412	206	175	Unrelated third party
Arizona	1	12/27/2012	8,667	8,608	—	—	—	—	59	—	—	2,973	5,545	141	8	Unrelated third party
Florida	2	12/27/2012	8,766	142	—	—	8,584	—	40	—	—	1,597	6,862	215	92	Unrelated third party	(4)
Florida	1	12/3/2012	4,273	4,254	—	—	—	—	19	—	—	1,133	3,017	99	24	Unrelated third party
Various states	21	11/30/2012	164,566	140,513	—	10,171	—	14,184	(302)	—	—	41,988	119,681	2,881	16	Affiliated joint venture	(3)
New Jersey	4	11/30/2012	39,336	39,283	—	—	—	—	53	—	—	10,920	26,712	825	879	Unrelated third party
Massachusetts	1	11/9/2012	9,011	8,994	—	—	—	—	17	—	—	3,115	5,684	190	22	Unrelated third party
Utah	1	9/28/2012	7,410	7,322	—	—	—	—	88	—	—	2,063	5,202	132	13	Related party	(2)
Virginia	1	9/20/2012	6,884	6,850	—	—	—	—	34	—	—	1,172	5,562	119	31	Unrelated third party
New Jersey	1	8/28/2012	13,678	13,678	—	—	—	—	—	—	—	1,511	11,732	241	194	Unrelated third party
New Jersey	1	8/23/2012	9,091	9,099	—	—	—	—	(8)	—	—	2,144	6,660	158	129	Unrelated third party
New Jersey	1	8/23/2012	15,475	15,431	—	—	—	—	44	—	—	1,890	13,112	269	204	Unrelated third party
New York	1	8/10/2012	15,300	15,377	—	—	—	—	(77)	—	—	2,800	12,173	269	58	Unrelated third party
Texas	2	8/10/2012	9,948	9,775	—	—	—	—	173	—	—	4,869	4,826	241	12	Unrelated third party
California	1	7/26/2012	4,860	2,376	2,592	—	—	—	(108)	—	—	2,428	2,317	93	22	Unrelated third party
South Carolina	1	7/19/2012	4,651	4,621	—	—	—	—	30	—	—	1,784	2,755	107	5	Unrelated third party
New Jersey, New York	6	7/18/2012	55,622	55,748	—	—	—	—	(126)	—	—	8,584	45,359	1,227	452	Unrelated third party
Colorado	1	7/18/2012	7,085	7,038	—	—	—	—	47	—	—	—	6,945	137	3	Unrelated third party
Various states	36	7/2/2012	322,516	162,705	145,000	13,499	—	3,355	(2,043)	—	—	67,550	246,133	8,142	691	Affiliated joint venture	(1)
Maryland	1	5/31/2012	6,501	6,438	—	—	—	—	11	52	1,814	1,185	5,051	147	118	Unrelated third party
Florida	3	5/2/2012	14,942	14,792	—	—	—	—	150	—	—	1,933	12,682	321	6	Unrelated third party
Maryland	1	3/7/2012	6,284	5,886	—	—	—	—	21	377	14,193	465	5,600	128	91	Unrelated third party
Texas	1	2/29/2012	9,405	9,323	—	—	—	—	82	—	—	1,036	8,133	187	49	Unrelated third party

2012 Totals	91		$761,648	$563,107	$150,284	$23,670	$8,584	$17,539	$(1,965)	$429	16,007	$168,259	$573,500	$16,570	$3,319

New Jersey	1	12/16/2011	$6,832	$6,806	$—	$—	$—	$—	$26	$—	—	$1,093	$5,492	$157	$90	Unrelated third party
Various	6	12/1/2011	61,797	4,941	50,140	—	4,850	1,817	49	—	—	15,645	46,139	—	13	Affiliated joint venture
Florida	1	10/25/2011	5,853	5,615	—	—	—	—	238	—	—	521	5,198	113	21	Unrelated third party
California	19	10/19/2011	104,029	31,464	73,527	—	—	—	(962)	—	—	32,270	69,496	2,164	99	Unrelated third party
New Jersey	1	10/6/2011	18,372	18,334	—	—	—	—	38	—	—	861	17,127	333	51	Unrelated third party
Texas	1	8/2/2011	2,402	2,353	—	—	—	—	49	—	—	978	1,347	73	4	Unrelated third party
Maryland	1	8/1/2011	7,343	7,342	—	—	—	—	1	—	—	764	6,331	143	105	Unrelated third party
Maryland	1	7/8/2011	5,785	5,795	—	—	—	—	(10)	—	—	1,303	4,218	125	139	Unrelated third party
Ohio, Indiana, Kentucky	15	6/27/2011	39,773	39,387	—	—	—	—	386	—	—	13,478	25,098	903	294	Unrelated third party
Nevada	1	6/22/2011	3,355	3,339	—	—	—	—	16	—	—	1,441	1,810	98	6	Unrelated third party
Colorado	1	6/10/2011	4,600	2,664	1,907	—	—	—	29	—	—	296	4,199	98	7	Unrelated third party
New Jersey	1	6/2/2011	4,963	4,959	—	—	—	—	4	—	—	1,644	3,115	135	69	Affiliated joint venture
Virginia	1	5/26/2011	10,514	5,205	5,463	—	—	—	(154)	—	—	932	9,349	202	31	Unrelated third party
Colorado	1	5/25/2011	3,540	2,262	1,290	—	—	—	(12)	—	—	407	3,077	61	(5)	Unrelated third party
Tennessee	1	4/15/2011	2,539	2,514	—	—	—	—	25	—	—	652	1,791	79	17	Unrelated third party
California	1	4/7/2011	8,207	8,150	—	—	—	—	57	—	—	2,211	5,829	163	4	Unrelated third party
Utah, Texas	2	4/1/2011	7,262	7,205	—	—	—	—	57	—	—	1,512	5,548	188	14	Affiliated joint venture

2011 Totals	55		$297,166	$158,335	$132,327	$—	$4,850	$1,817	$(163)	$—	—	$76,008	$215,164	$5,035	$959

(1)
This represents the acquisition of Prudential Real Estate Investors' ("PREI®") 94.9% interest in the ESS PRISA III LLC joint venture ("PRISA III") that was formed in 2005, resulting in full ownership by the Company. The joint venture owned 36 properties located in 18 states. Prior to the acquisition date, the Company accounted for its 5.1% interest in PRISA III as an equity-method investment. The acquisition date fair value of the previous equity interest was approximately $16,300 and is included as consideration transferred. The Company recognized a non-cash gain of $13,499 as a result of re-measuring its prior equity interest in PRISA III held before the acquisition.

(2)
This property was purchased from Sandy Self Storage, LLC, which was partially owned by Kenneth T. Woolley, the son of Kenneth M. Woolley, Executive Chairman and Chief Investment Officer.

(3)
This represents the acquisition of the Company's joint venture partner's 80% interest in the Storage Portfolio Bravo II LLC ("SPB II") joint venture, resulting in full ownership by the Company. The joint venture owned 21 properties in eleven states. Prior to the acquisition date, the Company accounted for its 20% interest in the joint venture as an equity-method investment. The acquisition date fair value of the previous equity interest was approximately $31,500 and is included as consideration transferred. The Company recognized a non-cash gain of $10,171 as a result of re-measuring its prior equity interest in SPB II held before the acquisition.

(4)
On May 1, 2012, the Company purchased two notes receivable from Capmark Bank for a total of $7,875. These receivables were due from Spacebox Land O'Lakes, LLC and Spacebox North Fort Myers, LLC (collectively, "Spacebox"), a third party. The notes bore interest at 15% per annum. Spacebox owned two self-storage facilities located in Florida that served as collateral for the notes. On December 27, 2012, the Company acquired the two properties owned by Spacebox in exchange for $142 of cash and forgiveness of the notes, which had an outstanding balance at the time of purchase of $8,584, including accrued interest.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

4. PROPERTY ACQUISITIONS (Continued)

        On July 31, 2012, the Company acquired the land it had previously been leasing associated with a property in Bethesda, Maryland for a cash payment of $3,671.

        As noted above, during the year ended December 31, 2012, the Company acquired 91 properties. The following pro forma financial information includes 77 of the 91 properties acquired. Fourteen properties were excluded as it was impractical to obtain the historical information from the previous owners, and in total they represent an immaterial amount of total revenues. The pro forma information is based on the combined historical financial statements of the Company and 77 of the properties acquired, and presents the Company's results as if the acquisitions had occurred as of January 1, 2011:

	For the Year Ended December 31,
	2012	2011
Total revenues	$450,787	$392,932
Net income attributable to common stockholders	$124,248	$56,454
Net income per common share
Basic	$1.21	$0.61
Diluted	$1.20	$0.60

        The following table summarizes the revenues and earnings related to the 91 acquisitions since the acquisition dates, included in the consolidated statements of operations for the year ended December 31, 2012:

For the Year Ended December 31, 2012
Total revenues	$29,381
Net income	$9,225

        As part of the acquisition of the 19-property portfolio purchased on October 19, 2011, the Company assumed three different mortgage loans with a total amount due of $68,681 at the closing date. At the time of purchase, the Company recorded a $4,846 premium on the debt assumed in order to record the loans at their fair values at the purchase date. This premium is included in premium on notes payable in the consolidated balance sheets and will be amortized to interest expense over the remaining term of the loans.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES

        Investments in real estate ventures consist of the following:

			Investment balance at December 31,
	Equity Ownership %	Excess Profit Participation %
			2012	2011
Extra Space West One LLC ("ESW")	5%	40%	$413	$689
Extra Space West Two LLC ("ESW II")	5%	40%	4,404	4,501
Extra Space Northern Properties Six LLC ("ESNPS")	10%	35%	626	953
Extra Space of Santa Monica LLC ("ESSM")	48%	48%	2,655	3,015
Clarendon Storage Associates Limited Partnership ("Clarendon")	50%	50%	3,160	3,171
HSRE-ESP IA, LLC ("HSRE")	50%	50%	12,506	11,528
PRISA Self Storage LLC ("PRISA")	2%	17%	10,972	11,141
PRISA II Self Storage LLC ("PRISA II")	2%	17%	9,331	9,502
PRISA III Self Storage LLC ("PRISA III")	5%	20%	—	3,410
VRS Self Storage LLC ("VRS")	45%	54%	43,107	43,974
WCOT Self Storage LLC ("WCOT")	5%	20%	4,315	4,495
Storage Portfolio I LLC ("SP I")	25%	25 - 40%	12,587	11,853
Storage Portfolio Bravo II ("SPB II")	20%	20 - 45%	—	14,435
Extra Space Joint Ventures with Everest Real Estate Fund ("Everest")	39 - 58%	40 - 50%	3,478	3,609
U-Storage de Mexico S.A. and related entities ("U-Storage")	40%	40%	—	4,841
Other minority owned properties	18 - 50%	19 - 50%	(1,241)	(707)

			$106,313	$130,410

        In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

        In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation. As of December 31, 2012, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

        On December 20, 2012 two joint ventures in which the Company held 20% interests each sold their only self storage properties. Both properties were located in Illinois. As a result of the sale, the joint ventures were dissolved, and the Company received cash proceeds which resulted in a gain of $1,409.

        On November 30, 2012, the Company completed the acquisition of its joint venture partner's 80% interest in SPB II, which owned 21 properties located in eleven states. Prior to the acquisition, the remaining 20% interest was owned by the Company, which accounted for its investment in SPB II using

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

the equity method. Subsequent to the acquisition, the Company had full ownership. GAAP requires an entity that completes a business combination in stages to re-measure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss, if any, in earnings. The Company recorded a gain of $10,171 related to this transaction, which represents the increase in fair value of the Company's 20% interest in SPB II from the time the Company purchased its interest in the joint venture to the acquisition date.

        On July 2, 2012, the Company completed the acquisition of PREI®'s 94.9% interest in PRISA III, which was formed in 2005 and owned 36 properties located in 18 states. Prior to the acquisition, the remaining 5.1% interest was owned by the Company, which accounted for its investment in PRISA III using the equity method. Subsequent to the acquisition, the Company had full ownership. GAAP requires an entity that completes a business combination in stages to re-measure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss, if any, in earnings. The Company recorded a gain of $13,499 related to this transaction, which represents the increase in fair value of the Company's 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

        On February 17, 2012, a joint venture in which the Company held a 40% equity interest sold its only self-storage property. The property was located in New York. As a result of the sale, the joint venture was dissolved, and the Company received cash proceeds which resulted in a gain of $5,550.

        On January 15, 2012, the Company sold its 40% equity interest in U-Storage de Mexico S.A. and related entities to its joint venture partners for $4,841. The Company received cash of $1,492 and a note receivable of $3,349. No gain or loss was recorded on the sale. At December 31, 2012, the balance of the note receivable was $1,853. The note receivable is due December 15, 2014.

        On December 1, 2011, the Company purchased Everest Real Estate Fund LLC's interest in Storage Associates Holdco, LLC, a joint venture in which the Company previously held a 10% equity interest, for $4,941 in cash and a $4,850 promissory note. This joint venture owned six properties located in Florida, Illinois, Massachusetts, New York and Rhode Island. These properties became wholly-owned and consolidated as of the date of the purchase. During September 2011, the Company purchased a note payable due from Holdco to the Bank of America for $51,000. The note payable had a monthly interest rate of LIBOR plus 185 basis points and was due in March 2012. Upon the purchase of the remaining equity interest in Holdco on December 1, 2011, the balance of the note of $50,140 was assumed by the Company and was subsequently eliminated in consolidation.

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

December 31, 2012

(amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Equity in earnings of real estate ventures consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
Equity in earnings of ESW	$1,263	$1,156	$1,213
Equity in earnings (losses) of ESW II	26	(8)	(31)
Equity in earnings of ESNPS	382	338	239
Equity in earnings (losses) of ESSM	314	114	(142)
Equity in earnings of Clarendon	471	465	417
Equity in earnings (losses) of HSRE	1,298	388	(161)
Equity in earnings of PRISA	821	674	641
Equity in earnings of PRISA II	643	530	481
Equity in earnings of PRISA III	187	330	262
Equity in earnings of VRS	2,849	2,279	2,221
Equity in earnings of WCOT	370	92	251
Equity in earnings (losses) of SP I	1,103	(116)	934
Equity in earnings of SPB II	430	301	184
Equity in earnings of Everest	137	179	195
Equity in earnings (losses) of U-Storage	—	(11)	55
Equity in earnings (losses) of other minority owned properties	565	576	(6)

	$10,859	$7,287	$6,753

Equity in earnings (losses) of ESW II, SP I and SPB II includes the amortization of the Company's excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

        Information (unaudited) related to the real estate ventures' debt at December 31, 2012, is presented below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Fixed	$16,700	5.00%	September 2015
ESW II—Swapped to fixed	19,717	3.57%	February 2019
ESNPS—Fixed	34,500	5.27%	June 2015
ESSM—Variable	11,125	3.01%	November 2014
Clarendon—Swapped to fixed	8,151	5.93%	September 2018
HSRE—Fixed	97,779	5.29%	August 2015
VRS—Swapped to fixed	52,100	3.34%	July 2019
WCOT—Swapped to fixed	87,500	3.34%	August 2019
SP I—Fixed	96,334	4.66%	April 2018
Other minority owned properties	62,458	Various	Various

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

5. INVESTMENTS IN REAL ESTATE VENTURES (Continued)

        Combined, condensed unaudited financial information of ESW, ESW II, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, SP I and SPB II and HSRE as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010, follows:

	December 31,
Balance Sheets:	2012(a)	2011
Assets:
Net real estate assets	$1,629,402	$1,971,431
Other	33,103	48,728

	$1,662,505	$2,020,159

Liabilities and members' equity:
Notes payable	$404,630	$615,561
Other liabilities	27,383	37,558
Members' equity	1,234,492	1,367,040

	$1,666,505	$2,020,159

	For the Year Ended December 31,
Statements of Operations:	2012	2011	2010
Rents and other income	$266,222	$304,499	$297,658
Expenses	164,285	217,114	211,283

Net income	$101,937	$87,385	$86,375

(a)
The balance sheet information as of December 31, 2012 does not include PRISA III or SPB II, which were acquired by the Company during 2012.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

        The Company guarantees the mortgage notes payable of the VIE JVs. The Company's maximum exposure to loss for these joint ventures as of December 31, 2012, is the total of the guaranteed loan balances, the payables due to the Company and the Company's investment balances in the joint ventures. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantees is unlikely and, therefore, no liability has been recorded related to these guarantees. Also, repossessing and/or selling the self-storage facility and land that collateralize the loans could provide funds sufficient to reimburse the Company. Additionally, the Company believes the payables to the Company are collectible.

        The following table compares the liability balance and the maximum exposure to loss related to the VIE JVs as of December 31, 2012:

	Liability Balance	Investment Balance	Balance of Guaranteed Loan	Payables to Company	Maximum Exposure to Loss	Difference
Extra Space of Montrose Avenue LLC	$—	$1,173	$5,120	$2,216	$8,509	$(8,509)
Extra Space of Sacramento One LLC	—	(1,015)	4,307	6,083	9,375	(9,375)

	$—	$158	$9,427	$8,299	$17,884	$(17,884)

The Company had no consolidated VIEs for the year ended December 31, 2012.

6. OTHER ASSETS

        The components of other assets are summarized as follows:

	December 31, 2012	December 31, 2011
Equipment and fixtures	$15,090	$12,146
Less: accumulated depreciation	(10,223)	(8,847)
Other intangible assets	3,434	3,424
Deferred financing costs, net	19,783	15,386
Prepaid expenses and deposits	7,934	5,265
Receivables, net	19,881	15,536
Investments in Trusts	3,590	3,590
Income taxes receivable	3,609	2,447
Deferred tax asset	3,505	3,603

	$66,603	$52,550

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

7. NOTES PAYABLE

        The components of notes payable are summarized as follows:

	December 31, 2012	December 31, 2011
Fixed Rate
Mortgage loans with banks (including loans subject to interest rate swaps) bearing interest at fixed rates between 2.8% and 7.0%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between April 2013 and February 2021.	$1,156,015	$819,091
Variable Rate
Mortgage and construction loans with banks bearing floating interest rates based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 2.0% (2.21% at December 31, 2012 and 2.30% December 31, 2011) and LIBOR plus 3.0% (3.21% at December 31, 2012 and 3.30% December 31, 2011). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between December 2013 and November 2019.	213,675	117,910

	$1,369,690	$937,001

The following table summarizes the scheduled maturities of notes payable at December 31, 2012:

2013	$110,483
2014	144,822
2015	201,100
2016	167,604
2017	349,964
Thereafter	395,717

$1,369,690

Certain mortgage and construction loans with variable interest rates are subject to interest rate floors starting at 2.15%. Real estate assets are pledged as collateral for the notes payable. Of the Company's $1,369,690 in notes payable outstanding at December 31, 2012, $845,317 were recourse due to guarantees or other security provisions. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at December 31, 2012.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

8. DERIVATIVES

        The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

        The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive deficit and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2013, the Company estimates that an additional $7,600 will be reclassified as an increase to interest expense.

        The following table summarizes the terms of the Company's derivative financial instruments as of December 31, 2012:

Hedge Product	Current Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$7,983 - $97,579	2.79% - 6.98%	2/1/2009 - 12/14/2012	6/30/2013 - 5/1/2020

Fair Values of Derivative Instruments

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2012 and 2011.

	Asset (Liability) Derivatives
	December 31, 2012		December 31, 2011
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Swap Agreements	Other liabilities	$(15,228)	Other liabilities	$(8,311)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

8. DERIVATIVES (Continued)

Effect of Derivative Instruments

        The tables below present the effect of the Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.

		For the Year Ended December 31,
	Classification of Income (Expense)
Type		2012	2011	2010
Swap Agreements	Interest expense	$(6,758)	$(3,771)	$(3,078)

			Gain (loss) reclassified from OCI
	Gain (loss) recognized in OCI
		Location of amounts reclassified from OCI into income	For the Year Ended December 31, 2012
Type	December 31, 2012
Swap Agreements	$(6,917)	Interest expense	$(6,758)

			Gain (loss) reclassified from OCI
	Gain (loss) recognized in OCI
		Location of amounts reclassified from OCI into income	For the Year Ended December 31, 2011
Type	December 31, 2011
Swap Agreements	$(2,237)	Interest expense	$(3,771)

Credit-risk-related Contingent Features

        The Company has agreements with some of its derivative counterparties that contain provisions pursuant to which, the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.

        The Company also has an agreement with some of its derivative counterparties that incorporates the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

        As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15,569. As of December 31, 2012, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value of $15,569.

9. NOTES PAYABLE TO TRUSTS

        During July 2005, ESS Statutory Trust III (the "Trust III"), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40,000 of preferred securities which mature on July 31, 2035. In addition, the Trust III issued 1,238

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

December 31, 2012

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

        Following is a tabular comparison of the carrying amounts of the liabilities the Company has recorded as a result of its involvements with the trusts to the maximum exposure to loss the Company is subject to related to the trusts as of December 31, 2012:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

10. EXCHANGEABLE SENIOR NOTES

        On March 27, 2007, the Company's Operating Partnership issued $250,000 of 3.625% Exchangeable Senior Notes ("the Notes"). The Notes bore interest at 3.625% per annum and contained an exchange settlement feature, which provided that the Notes, under certain circumstances, could have been exchanged for cash (up to the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock at the option of the Operating Partnership.

        On March 1, 2012, the Company announced that the holders of the Operating Partnership's then-outstanding $87,663 principal amount of the Notes had the right to surrender their Notes for repurchase by the Operating Partnership on April 1, 2012 for 100% of the principal amount of the Notes, pursuant to the holders' rights under the indenture governing the Notes.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

10. EXCHANGEABLE SENIOR NOTES (Continued)

        GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The Company, therefore, accounted for the liability and equity components of the Notes separately. The equity component was included in paid-in-capital in stockholders' equity in the condensed consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component. The discount was amortized over the period of the debt as additional interest expense. The effective interest rate on the liability component was 5.75%.

        The carrying amounts of the equity component, the principal amount of the liability component, its unamortized discount, and its net carrying amount for the years ended December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Carrying amount of equity component	$—	$19,545

Principal amount of liability component	$—	$87,663
Unamortized discount	—	(444)

Net carrying amount of liability component	$—	$87,219

        The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the years ended December 31, 2012 and 2011 were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Contractual interest	$790	$3,178	$3,178
Amortization of discount	444	1,761	1,664

Total interest expense recognized	$1,234	$4,939	$4,842

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

11. LINES OF CREDIT

        Information about the Company's lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, is summarized as follows:

	As of December 31, 2012
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$35,000	$75,000	2.36%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1)(4)(5)
Credit Line 2	—	75,000	2.41%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2)(4)(5)
Credit Line 3	—	40,000	2.41%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)(4)(5)
Credit Line 4	50,000	50,000	2.36%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)(4)(5)

	$85,000	$240,000

(1)
One year extension available

(2)
One two-year extension available

(3)
Two one-year extensions available

(4)
Guaranteed by the Company

(5)
Secured by mortgages on certain real estate assets

12. OTHER LIABILITIES

        The components of other liabilities are summarized as follows:

	December 31, 2012	December 31, 2011
Deferred rental income	$20,752	$14,907
Lease obligation liability	3,826	5,828
Fair value of interest rate swaps	15,228	8,311
Other miscellaneous liabilities	8,442	4,708

	$48,248	$33,754

        Included in the lease obligation liability is approximately $3,826 and $1,747 for the years ended December 31, 2012 and 2011, respectively, related to minimum rentals to be received in the future under non cancelable subleases.

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

        The Company provides management services to certain joint ventures, third parties and other related party properties. Management agreements provide generally for management fees of 6% of cash collected from total revenues for the management of operations at the self-storage facilities. In addition, the Company receives an asset management fee equal to 50 basis points multiplied by the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

total asset value of the properties owned by the SPI joint venture, provided certain requirements are met.

        Management fee revenues for related party and affiliated real estate joint ventures are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2012	2011	2010
ESW	Affiliated real estate joint ventures	$430	$410	$403
ESW II	Affiliated real estate joint ventures	354	335	318
ESNPS	Affiliated real estate joint ventures	498	479	458
ESSM	Affiliated real estate joint ventures	107	85	44
HSRE	Affiliated real estate joint ventures	1,094	1,045	961
PRISA	Affiliated real estate joint ventures	5,174	4,961	4,917
PRISA II	Affiliated real estate joint ventures	4,138	4,016	3,964
PRISA III	Affiliated real estate joint ventures	920	1,796	1,722
VRS	Affiliated real estate joint ventures	1,207	1,156	1,136
WCOT	Affiliated real estate joint ventures	1,520	1,497	1,468
SP I	Affiliated real estate joint ventures	1,885	6,392	1,256
SPB II	Affiliated real estate joint ventures	923	969	943
Everest	Affiliated real estate joint ventures	133	528	491
Other	Franchisees, third parties and other	7,323	6,255	5,041

		$25,706	$29,924	$23,122

        During 2011, it was discovered that the asset management fee owed to the Company by the SPI joint venture had not been recorded by either party for the five-year period ended December 31, 2010. The annual asset management fee for this period was $885, offset by an annual reduction of $221 of equity in earnings of SPI. Therefore, the Company's net income was understated by $664 for each year in the five-year period ended December 31, 2010. After determining that the amounts were not material either in the prior periods or the year ended December 31, 2011 for restatement purposes, the Company recorded the asset management fee adjustments for the years 2006 through 2010 in 2011. The total prior period adjustment increased asset management fee revenues by $4,425 and decreased equity in earnings by $1,106. Additionally, the Company recorded a receivable of $5,327 which represents the asset management fee owed for 2006 through 2011. This receivable was paid in full by December 31, 2012.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        Receivables from related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2012	December 31, 2011
Mortgage notes receivable	$7,670	$7,253
Other receivables from properties	3,408	11,264

	$11,078	$18,517

        Other receivables from properties consist of amounts due for management fees, asset management fees and expenses paid on behalf of the properties that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2012 and 2011.

        Centershift, a related party service provider, is partially owned by certain members of management of the Company. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company's property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2012, 2011 and 2010, the Company paid Centershift $1,235, $1,087, and $778, respectively, relating to the purchase of software and license agreements.

        The Company has entered into an annual aircraft dry lease and service and management agreement with SpenAero, L.C. ("SpenAero"), an affiliate of Spencer F. Kirk, the Company's Chief Executive Officer. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2012, 2011 and 2010, the Company paid SpenAero $649, $608, and $668, respectively. The services that the Company receives from SpenAero are similar in nature and price to those that are provided to other outside third parties.

14. STOCKHOLDERS' EQUITY

        The Company's charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2012, 110,737,205 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

        All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company's common stock is American Stock Transfer & Trust Company.

        On November 9, 2012, the Company issued and sold 5,980,000 shares of its common stock in a public offering at a price to the underwriter of $33.98 per share. The Company received gross proceeds of $203,200. Transaction costs were $300, resulting in net proceeds of $202,900.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

14. STOCKHOLDERS' EQUITY (Continued)

        On April 16, 2012, the Company issued and sold 8,050,000 shares of its common stock in a public offering at a price to the underwriter of $28.22 per share. The Company received gross proceeds of $227,171. Transaction costs were $483, resulting in net proceeds of $226,688.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

16. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

        The Company's interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 96.7% majority ownership interest therein as of December 31, 2012. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 3.3% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2012, the Operating Partnership had 2,755,650 common OP units outstanding.

        The noncontrolling interest in the Operating Partnership represents OP units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP units for cash based upon the fair market value of an equivalent number of shares of the Company's common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2012, was $36.03 and there were 2,755,650 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP units on December 31, 2012 and the Company elected to pay the non-controlling members cash, the Company would have paid $99,272 in cash consideration to redeem the units.

        In December 2012, 304,817 OP units were redeemed in exchange for the Company's common stock. In April 2012, 5,475 OP units were redeemed for $155 in cash.

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

December 31, 2012

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

17. OTHER NONCONTROLLING INTERESTS

        Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of December 31, 2012. Two of these consolidated properties were undeveloped, and one was in the lease-up stage as of December 31, 2012. The ownership interests of the third party owners range from 5.0% to 27.6%. Other noncontrolling interests are included in the stockholders' equity section of the Company's consolidated balance sheet. The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

18. STOCK-BASED COMPENSATION

        The Company has the following plans under which shares were available for grant at December 31, 2012:

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

grantee has the ability to vote the shares and receive nonforfeitable dividends paid on shares. Unless otherwise determined by the CNG Committee at the time of grant, the forfeiture and transfer restrictions on the shares lapse over a four-year period beginning on the date of grant.

        As of December 31, 2012, 2,553,769 shares were available for issuance under the Plans.

Option Grants

        A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2012
Outstanding at December 31, 2009	3,457,048	$13.02
Granted	308,680	11.75
Exercised	(484,261)	11.69
Forfeited	(175,562)	12.27

Outstanding at December 31, 2010	3,105,905	$13.13
Granted	110,900	19.60
Exercised	(1,388,269)	13.44
Forfeited	(29,675)	15.65

Outstanding at December 31, 2011	1,798,861	$13.25
Granted	67,084	27.18
Exercised	(768,853)	13.55

Outstanding at December 31, 2012	1,097,092	$13.89	5.50	$24,687

Vested and Expected to Vest	1,067,103	$13.67	5.41	$24,248
Ending Exercisable	724,368	$13.87	4.56	$16,313

        The aggregate intrinsic value in the table above represents the total value (the difference between the Company's closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

        The weighted average fair value of stock options granted in 2012, 2011 and 2010, was $6.64, $5.39 and $3.27, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2012	2011	2010
Expected volatility	44%	45%	47%
Dividend yield	4.5%	4.9%	5.3%
Risk-free interest rate	0.9%	2.4%	2.3%
Average expected term (years)	5	5	5

        The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 17.7% of unvested options outstanding as of December 31, 2012, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

        A summary of stock options outstanding and exercisable as of December 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22 - $11.50	273,715	6.13	$6.22	145,965	$6.22
$11.51 - $12.50	239,026	5.75	12.02	121,736	12.24
$12.51 - $15.50	204,000	3.91	14.73	204,000	14.73
$15.51 - $19.60	188,267	5.56	17.76	127,667	16.88
$19.61 - $28.79	192,084	5.90	22.45	125,000	19.91

$6.22 - $28.79	1,097,092	5.50	$13.89	724,368	$14.37

        The Company recorded compensation expense relating to outstanding options of $585, $942 and $801 in general and administrative expense for the years ended December 31, 2012, 2011 and 2010, respectively. Total cash received for the years ended December 31, 2012, 2011 and 2010, related to option exercises was $10,267, $18,622, and $5,661, respectively. At December 31, 2012, there was $742 of total unrecognized compensation expense related to non-vested stock options under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.32 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2012, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

Common Stock Granted to Employees and Directors

        The Company recorded $3,771, $4,815 and $3,779 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2012, 2011 and 2010, respectively. The forfeiture rate, which is estimated at a weighted-average of 9.3% of unvested awards outstanding as of December 31, 2012, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2012, there was $6,117 of total unrecognized compensation expense related to non-vested restricted stock awards under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.89 years.

        The fair value of common stock awards is determined based on the closing trading price of the Company's common stock on the grant date.

        A summary of the Company's employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2009	766,854	$9.94
Granted	445,230	12.24
Released	(256,950)	11.50
Cancelled	(64,010)	10.11

Unreleased at December 31, 2010	891,124	$10.62
Granted	226,630	20.09
Released	(407,293)	11.91
Cancelled	(47,695)	14.31

Unreleased at December 31, 2011	662,766	$12.81
Granted	182,052	28.39
Released	(287,754)	12.98
Cancelled	(16,792)	14.03

Unreleased at December 31, 2012	540,272	$17.93

19. EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2012, 2011 and 2010, the Company made matching contributions to the plan of $884, $832 and $805, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee's compensation.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

20. INCOME TAXES

        As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary. In general, the Company's TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes." Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company has elected to use the Tax-Law-Ordering approach to determine when excess tax benefits will be realized.

        The income tax provision for the years ended December 31, 2012, 2011 and 2010, is comprised of the following components:

	For the Year Ended December 31, 2012
	Federal	State	Total
Current expense	$8,240	$612	$8,852
Tax credits	(5,528)	—	(5,528)
Change in deferred benefit	2,089	—	2,089

Total tax expense	$4,801	$612	$5,413

	For the Year Ended December 31, 2011
	Federal	State	Total
Current expense	$1,350	$606	$1,956
Tax credits	(6,849)	—	(6,849)
Change in deferred benefit	6,048	—	6,048

Total tax expense	$549	$606	$1,155

	For the Year Ended December 31, 2010
	Federal	State	Total
Current expense	$3,588	$124	$3,712
Tax credits	(832)	—	(832)
Change in deferred benefit	1,282	—	1,282

Total tax expense	$4,038	$124	$4,162

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

20. INCOME TAXES (Continued)

        A reconciliation of the statutory income tax provisions to the effective income tax provisions for the years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
Expected tax at statutory rate	$46,586	35.0%	$20,854	35.0%
Non-taxable REIT income	(37,729)	(28.3)%	(14,957)	(25.1)%
State and local tax expense—net of federal benefit	612	0.5%	617	1.0%
Change in valuation allowance	1,641	1.2%	1,298	2.2%
Tax credits	(5,528)	(4.2)%	(6,849)	(11.5)%
Miscellaneous	(169)	(0.1)%	192	0.3%

Total provision	$5,413	4.1%	$1,155	1.9%

        The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2012	December 31, 2011
Captive insurance subsidiary	$385	$232
Fixed assets	(10,791)	(6,455)
Various liabilities	1,721	1,542
Solar credit	10,313	6,849
Stock compensation	1,610	1,955
State net operating losses	4,402	2,691

	7,640	6,814
Valuation allowance	(4,135)	(3,211)

Net deferred tax asset	$3,505	$3,603

        The state income tax net operating losses expire between 2013 and 2031. The deferred tax benefits associated with the state income tax net operating losses have been fully reserved through the valuation allowance. The solar tax credit carryforwards expire in 2016. The tax years 2007 through 2011 remain open related to the state returns and 2010 for the federal return, and the federal return for 2010 remains open for the Operating Partnership.

21. SEGMENT INFORMATION

        The Company operates in three distinct segments; (1) property management, acquisition and development; (2) rental operations; and (3) tenant reinsurance. Management fees collected for

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

21. SEGMENT INFORMATION (Continued)

wholly-owned properties are eliminated in consolidation. Financial information for the Company's business segments is set forth below:

	December 31, 2012	December 31, 2011
Balance Sheet
Investment in real estate ventures
Rental operations	$106,313	$130,410
Total assets
Property management, acquisition and development	$199,379	$250,953
Rental operations	2,996,453	2,244,715
Tenant reinsurance	27,645	21,856

	$3,223,477	$2,517,524

	For the Year Ended December 31,
	2012	2011	2010
Statement of Operations
Total revenues
Property management, acquisition and development	$36,816	$29,924	$23,122
Rental operations	346,874	268,725	232,447
Tenant reinsurance	25,706	31,181	25,928

	$409,396	$329,830	$281,497

Operating expenses, including depreciation and amortization
Property management, acquisition and development	$59,746	$58,012	$49,762
Rental operations	184,540	150,199	134,415
Tenant reinsurance	7,869	6,143	6,505

	$252,155	$214,354	$190,682

Income (loss) from operations
Property management, acquisition and development	$(22,930)	$(28,088)	$(26,640)
Rental operations	162,334	118,526	98,032
Tenant reinsurance	17,837	25,038	19,423

	$157,241	$115,476	$90,815

Interest expense
Property management, acquisition and development	$(1,822)	$(2,464)	$(3,126)
Rental operations	(70,472)	(66,598)	(62,654)

	$(72,294)	$(69,062)	$(65,780)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

21. SEGMENT INFORMATION (Continued)

	For the Year Ended December 31,
	2012	2011	2010
Interest income
Property management, acquisition and development	$1,804	$1,016	$889
Tenant reinsurance	12	11	9

	$1,816	$1,027	$898

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$4,850	$4,850	$4,850

Equity in earnings of real estate ventures
Rental operations	$10,859	$7,287	$6,753

Equity in earnings of real estate ventures-gain on sale of real estate assets and purchase of partners interests
Rental operations	$30,630	$—	$—

Income tax expense
Property management, acquisition and development	$4,986	$7,612	$2,639
Tenant reinsurance	(10,399)	(8,767)	(6,801)

	$(5,413)	$(1,155)	$(4,162)

Net income (loss)
Property management, acquisition and development	$(13,112)	$(17,074)	$(21,388)
Rental operations	133,351	59,215	42,131
Tenant reinsurance	7,450	16,282	12,631

	$127,689	$58,423	$33,374

Depreciation and amortization expense
Property management, acquisition and development	$3,941	$3,296	$2,099
Rental operations	70,512	54,718	48,250

	$74,453	$58,014	$50,349

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(601,727)	$(194,959)	$(69,588)
Development and construction of real estate assets
Property management, acquisition and development	$(3,759)	$(7,060)	$(36,062)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

22. COMMITMENTS AND CONTINGENCIES

        The Company has operating leases on its corporate offices and owns 18 self-storage facilities that are subject to ground leases. At December 31, 2012, future minimum rental payments under these non-cancelable operating leases were as follows (unaudited):

Less than 1 year	$7,463
Year 2	7,330
Year 3	5,206
Year 4	4,072
Year 5	2,783
Thereafter	42,542

$69,396

        The monthly rental amounts for two of the ground leases include contingent rental payments based on the level of revenue achieved at the properties. The Company recorded expense of $2,830, $2,799 and $2,416 related to these leases in the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company has fully guaranteed loans for the following unconsolidated joint ventures (unaudited):

	Date of Guaranty	Loan Maturity Date	Guaranteed Loan Amount	Estimated Fair Market Value of Assets
Extra Space of Montrose Avenue LLC	Dec-10	Dec-13	$5,120	$8,432
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,507
ESS Baltimore LLC	Nov-04	Feb-13	$3,950	$6,465

        If the joint ventures default on the loans, the Company may be forced to repay the loans. Repossessing and/or selling the self-storage facilities and land that collateralize the loans could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to these guarantees as of December 31, 2012, as the fair value of the guarantees is not material. The Company believes the risk of incurring a material loss as a result of having to perform on these guarantees is remote.

        The Company has been involved in routine litigation arising in the ordinary course of business. As a result of these litigation matters, the Company recorded a liability of $1,800 during the year ended December 31, 2011, which is included in other liabilities on the consolidated balance sheets. The Company does not believe it to be reasonably possible that the loss related to these litigation matters will be in excess of the current amount accrued. As of December 31, 2012, the Company was not involved in any material litigation nor, to its knowledge, is any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition or results of operations.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

(amounts in thousands, except property and share data)

23. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$90,987	$94,951	$109,791	$113,667
Cost of operations	58,217	57,076	66,307	70,555

Revenues less cost of operations	$32,770	$37,875	$43,484	$43,112

Net income	$22,518	$24,745	$41,553	$38,873

Net income attributable to common stockholders	$20,214	$22,413	$38,606	$36,076

Net income—basic	$0.21	$0.22	$0.37	$0.33
Net income—diluted	$0.21	$0.22	$0.37	$0.33

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)
Revenues	$74,481	$78,040	$84,097	$93,212
Cost of operations	50,451	52,188	52,882	58,833

Revenues less cost of operations	$24,030	$25,852	$31,215	$34,379

Net income	$10,140	$12,517	$17,352	$18,414

Net income attributable to common stockholders	$8,301	$10,609	$15,261	$16,278

Net income—basic	$0.09	$0.12	$0.16	$0.17
Net income—diluted	$0.09	$0.12	$0.16	$0.17

(1)
Included in revenues is $4,425 of asset management fees related to the years 2006 through 2010. For further discussion on the complete impact to the financial statements, refer to Note 13.

24. SUBSEQUENT EVENTS

        On February 12, 2013, the Company acquired two properties located in Illinois and Maryland for approximately $12,900 in cash by purchasing a partner's interest in an existing joint venture.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
0654	Hoover	AL	$2,754	$1,313	$2,858	$—	$608	$—		$—		$1,313	$3,466	$4,779	$821	Aug-07
8115	Auburn	AL	2,538	324	1,895	—	106	—		—		324	2,001	2,325	130	Aug-10
0751	Birmingham	AL	4,706	790	9,369	—	—	—		—		790	9,369	10,159	110	Jul-12
8116	Auburn	AL	—	92	138	—	144	—		—		92	282	374	32	Aug-10
0338	Phoenix	AZ	7,164	1,441	7,982	—	545	—		—		1,441	8,527	9,968	1,813	Jul-05
0659	Phoenix	AZ	—	669	4,135	—	169	—		—		669	4,304	4,973	720	Jan-07
1211	Peoria	AZ	2,248	652	4,105	—	100	—		—		652	4,205	4,857	717	Apr-06
1356	Phoenix	AZ	3,405	552	3,530	—	211	—		—		552	3,741	4,293	708	Jun-06
8066	Mesa	AZ	1,275	849	2,547	—	145	—		—		849	2,692	3,541	605	Aug-04
1431	Peoria	AZ	—	1,060	4,731	—	97	—		—		1,060	4,828	5,888	222	Jan-11
0239	Mesa	AZ	3,395	1,129	4,402	—	8	—		—		1,129	4,410	5,539	52	Jul-12
0814	Tucson	AZ	—	1,090	7,845	—	2	—		—		1,090	7,847	8,937	25	Nov-12
0822	Phoenix	AZ	—	2,257	7,820	—	—	—		—		2,257	7,820	10,077	25	Nov-12
1499	Mesa	AZ	—	2,973	5,545	—	4	—		—		2,973	5,549	8,522	6	Dec-12
1373	Colma	CA	15,718	3,947	22,002	—	2,136	—		—		3,947	24,138	28,085	3,833	Jun-07
1371	Berkeley	CA	15,336	1,716	19,602	—	1,806	—		—		1,716	21,408	23,124	3,234	Jun-07
8008	Sherman Oaks	CA	16,938	4,051	12,152	—	297	—		—		4,051	12,449	16,500	2,716	Aug-04
0645	Oceanside	CA	9,391	3,241	11,361	—	664	—		—		3,241	12,025	15,266	2,548	Jul-05
1370	Alameda	CA	—	2,919	12,984	—	1,851	—		—		2,919	14,835	17,754	2,540	Jun-07
1071	Burbank	CA	8,473	3,199	5,082	—	594	419	(a)	672	(a)	3,618	6,348	9,966	2,068	Aug-00
1377	San Leandro	CA	9,664	4,601	9,777	—	1,929	—		—		4,601	11,706	16,307	2,050	Aug-07
1368	San Francisco	CA	12,776	8,457	9,928	—	1,668	—		—		8,457	11,596	20,053	1,980	Jun-07
8011	Venice	CA	6,260	2,803	8,410	—	180	—		—		2,803	8,590	11,393	1,870	Aug-04
1374	Hayward	CA	8,702	3,149	8,006	—	2,337	—		—		3,149	10,343	13,492	1,802	Jun-07
1053	Oakland	CA	2,874	—	3,777	—	490	—		494	(a)	—	4,761	4,761	1,620	Apr-00
1122	North Hollywood	CA	7,265	3,125	9,257	—	92	—		—		3,125	9,349	12,474	1,613	May-06
1009	Torrance	CA	—	3,710	6,271	—	530	400	(d)	—		4,110	6,801	10,911	1,586	Jun-04
1111	Palmdale	CA	5,021	1,225	5,379	—	2,156	—		—		1,225	7,535	8,760	1,510	Jan-05
1031	Glendale	CA	—	—	6,084	—	240	—		—		—	6,324	6,324	1,464	Jun-04
1070	Inglewood	CA	4,927	1,379	3,343	—	418	150	(a)	377	(a)	1,529	4,138	5,667	1,430	Aug-00
0177	Hemet	CA	5,131	1,146	6,369	—	246	—		—		1,146	6,615	7,761	1,355	Jul-05
1160	Los Angeles	CA	—	3,991	9,774	—	44	—		—		3,991	9,818	13,809	1,272	Dec-07
1029	Richmond	CA	5,011	953	4,635	—	581	—		—		953	5,216	6,169	1,235	Jun-04
1157	Fontana	CA	3,367	961	3,846	—	175	39	(a)	186	(a) (c)	1,000	4,207	5,207	1,173	Sep-02
1057	Los Angeles	CA	5,109	1,431	2,976	—	175	180	(a)	374	(a)	1,611	3,525	5,136	1,163	Mar-00
0328	Sacramento	CA	4,066	852	4,720	—	428	—		—		852	5,148	6,000	1,121	Jul-05
1358	Lancaster	CA	5,781	1,347	5,827	—	218	—		—		1,347	6,045	7,392	1,116	Jul-06
1384	Santa Fe Springs	CA	6,707	3,617	7,022	—	276	—		—		3,617	7,298	10,915	1,092	Oct-07
8016	Riverside	CA	2,260	1,075	4,042	—	471	—		—		1,075	4,513	5,588	1,092	Aug-04
1013	Livermore	CA	—	1,134	4,615	—	210	—		—		1,134	4,825	5,959	1,087	Jun-04
1020	Pico Rivera	CA	4,222	1,150	3,450	—	146	—		—		1,150	3,596	4,746	1,054	Aug-00

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
1222	Belmont	CA	—	3,500	7,280	—	51	—		—		3,500	7,331	10,831	1,015	May-07
1372	Castro Valley	CA	—	—	6,346	—	349	—		—		—	6,695	6,695	972	Jun-07
1030	Hawthorne	CA	3,911	1,532	3,871	—	208	—		—		1,532	4,079	5,611	969	Jun-04
1095	Stockton	CA	2,572	649	3,272	—	172	—		—		649	3,444	4,093	967	May-02
1378	El Sobrante	CA	—	1,209	4,018	—	1,213	—		—		1,209	5,231	6,440	953	Jun-07
1121	Fontana	CA	1,816	1,246	3,356	—	165	54	(a)	179	(a) (c)	1,300	3,700	5,000	927	Oct-03
1232	Antelope	CA	3,902	1,525	8,345	—	(17)	(340)	(b)	—		1,185	8,328	9,513	920	Jul-08
1235	Los Angeles	CA	4,938	2,200	8,108	—	20	—		—		2,200	8,128	10,328	901	Sep-08
1083	Whittier	CA	—	—	2,985	—	132	—		20	(c)	—	3,137	3,137	878	Jun-02
1382	Pleasanton	CA	2,894	1,208	4,283	—	403	—		—		1,208	4,686	5,894	861	May-07
1255	Compton	CA	4,060	1,426	7,582	—	38	—		—		1,426	7,620	9,046	842	Sep-08
1112	Tracy	CA	2,771	778	2,638	—	173	133	(a)	481	(a) (c)	911	3,292	4,203	839	Jul-03
1194	San Bernardino	CA	—	750	5,135	—	55	—		—		750	5,190	5,940	829	Jun-06
1007	San Bernardino	CA	—	1,213	3,061	—	148	—		—		1,213	3,209	4,422	753	Jun-04
1267	Oakland	CA	—	3,024	11,321	—	150	—		—		3,024	11,471	14,495	753	May-10
0144	Watsonville	CA	3,292	1,699	3,056	—	195	—		—		1,699	3,251	4,950	699	Jul-05
1261	Santa Clara	CA	8,414	4,750	8,218	—	31	—		—		4,750	8,249	12,999	699	Jul-09
1425	Sylmar	CA	4,209	3,058	4,671	—	247	—		—		3,058	4,918	7,976	687	May-08
1254	Pacoima	CA	2,302	3,050	7,597	—	80	—		—		3,050	7,677	10,727	649	Aug-09
8055	Manteca	CA	3,719	848	2,543	—	119	—		—		848	2,662	3,510	639	Jan-04
1433	Sacramento	CA	—	2,400	7,425	—	53	—		—		2,400	7,478	9,878	633	Sep-09
1379	Vallejo	CA	3,098	1,177	2,157	—	932	—		—		1,177	3,089	4,266	631	Jun-07
1174	Tracy	CA	—	946	1,937	—	216	—		10	(c)	946	2,163	3,109	592	Apr-04
8145	San Jose	CA	8,713	5,340	6,821	—	195	—		—		5,340	7,016	12,356	565	Sep-09
1383	Modesto	CA	1,468	909	3,043	—	269	—		—		909	3,312	4,221	554	Jun-07
1004	Claremont	CA	—	1,472	2,012	—	228	—		—		1,472	2,240	3,712	544	Jun-04
1404	El Cajon	CA	—	1,100	6,380	—	44	—		—		1,100	6,424	7,524	519	Sep-09
1474	Cerritos	CA	17,385	8,728	15,895	—	172	—		—		8,728	16,067	24,795	503	Oct-11
1278	Lancaster	CA	—	1,425	5,855	—	46	—		—		1,425	5,901	7,326	464	Oct-09
1256	Carson	CA	—	—	9,709	—	74	—		—		—	9,783	9,783	449	Mar-11
1166	Elk Grove	CA	2,962	952	6,936	—	54	123	(a)	234	(a)	1,075	7,224	8,299	419	Dec-07
1257	San Leandro	CA	4,299	3,343	6,630	—	51	(52)	(a)	(237)	(a)	3,291	6,444	9,735	378	Oct-10
1273	Sacramento	CA	3,130	1,738	5,522	—	60	106	(a)	(81)	(a) (c)	1,844	5,501	7,345	322	Oct-10
1461	Burlingame	CA	5,555	2,211	5,829	—	95	—		—		2,211	5,924	8,135	260	Apr-11
1486	San Dimas	CA	5,533	1,867	6,354	—	44	—		—		1,867	6,398	8,265	201	Oct-11
1296	Los Gatos	CA	—	2,550	8,257	—	36	—		—		2,550	8,293	10,843	187	Jul-12
1485	Placentia	CA	6,917	4,798	5,483	—	65	—		—		4,798	5,548	10,346	176	Oct-11
1477	Fontana	CA	4,792	778	4,723	—	90	—		—		778	4,813	5,591	155	Oct-11
0305	Hawaiian Gardens	CA	9,613	2,964	12,478	—	95	—		—		2,964	12,573	15,537	148	Jul-12

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
1476	Fontana	CA	4,324	768	4,208	—	59	—		—		768	4,267	5,035	135	Oct-11
1481	Lake Elsinore	CA	—	587	4,219	—	34	—		—		587	4,253	4,840	134	Oct-11
0721	Santa Cruz	CA	—	1,588	11,160	—	5	—		—		1,588	11,165	12,753	131	Jul-12
1478	Fontana	CA	4,076	684	3,951	—	63	—		—		684	4,014	4,698	129	Oct-11
1480	Irvine	CA	5,118	3,821	3,999	—	48	—		—		3,821	4,047	7,868	129	Oct-11
0352	Los Angeles	CA	—	4,555	10,590	—	9	—		—		4,555	10,599	15,154	125	Jul-12
1488	Santa Maria	CA	3,268	1,310	3,526	—	38	—		—		1,310	3,564	4,874	112	Oct-11
1487	Santa Maria	CA	3,015	1,556	2,740	—	89	—		—		1,556	2,829	4,385	94	Oct-11
1483	Long Beach	CA	2,767	1,772	2,539	—	75	—		—		1,772	2,614	4,386	85	Oct-11
1484	Paramount	CA	2,663	1,404	2,549	—	105	—		—		1,404	2,654	4,058	85	Oct-11
1472	Bloomington	CA	2,496	934	1,937	—	129	—		—		934	2,066	3,000	75	Oct-11
1482	Lake Elsinore	CA	2,095	294	2,105	—	55	—		—		294	2,160	2,454	68	Oct-11
0353	Los Angeles	CA	—	3,099	4,889	—	29	—		—		3,099	4,918	8,017	58	Jul-12
1475	Claremont	CA	2,362	1,375	1,434	—	34	—		—		1,375	1,468	2,843	48	Oct-11
1473	Bloomington	CA	1,515	647	1,303	—	50	—		—		647	1,353	2,000	47	Oct-11
1471	Bellflower	CA	1,280	640	1,350	—	29	—		—		640	1,379	2,019	44	Oct-11
0231	Moreno Valley	CA	2,139	482	3,484	—	3	—		—		482	3,487	3,969	41	Jul-12
0825	Orange	CA	—	4,847	12,341	—	3	—		—		4,847	12,344	17,191	40	Nov-12
1489	Victorville	CA	713	151	751	—	85	—		—		151	836	987	28	Oct-11
1491	San Jose	CA	2,570	2,428	2,323	—	45	—		—		2,428	2,368	4,796	28	Jul-12
1479	Hesperia	CA	446	156	430	—	86	—		—		156	516	672	22	Oct-11
1253	Thousand Oaks	CA	—	4,500	—	—	—	(1,000)	(e)	—		3,500	—	3,500	—
1275	Simi Valley	CA	—	5,533	—	—	—	(1,285)	(e)	—		4,248	—	4,248	—
1075	Thornton	CO	2,966	212	2,044	—	651	36	(a)	389	(a)	248	3,084	3,332	1,084	Sep-00
1074	Denver	CO	2,708	602	2,052	—	598	143	(a)	512	(a)	745	3,162	3,907	1,060	Sep-00
1076	Westminster	CO	2,238	291	1,586	—	950	8	(a)	48	(a)	299	2,584	2,883	1,005	Sep-00
1359	Parker	CO	2,604	800	4,549	—	599	—		—		800	5,148	5,948	974	Sep-06
1073	Arvada	CO	1,913	286	1,521	—	647	—		—		286	2,168	2,454	824	Sep-00
0665	Colorado Springs	CO	4,024	781	3,400	—	207	—		—		781	3,607	4,388	566	Aug-07
0744	Colorado Springs	CO	3,314	1,525	4,310	—	212	—		—		1,525	4,522	6,047	524	Nov-08
0679	Denver	CO	2,678	368	1,574	—	202	—		—		368	1,776	2,144	406	Jul-05
1459	Colorado Springs	CO	1,833	296	4,199	—	192	—		—		296	4,391	4,687	181	Jun-11
1458	Castle Rock	CO	1,208	407	3,077	—	106	—		—		407	3,183	3,590	137	May-11
1460	Colorado Springs	CO	—	—	6,945	—	10	—		—		—	6,955	6,955	82	Jul-12
1097	Wethersfield	CT	4,197	709	4,205	—	187	—		16	(c)	709	4,408	5,117	1,203	Aug-02
1079	Groton	CT	2,309	1,277	3,992	—	383	—		46	(c)	1,277	4,421	5,698	1,166	Jan-04

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
1192	Middletown	CT	2,914	932	2,810	—	170	—		—		932	2,980	3,912	397	Dec-07
0568	Brookfield	CT	5,233	991	7,891	—	39	—		—		991	7,930	8,921	94	Jul-12
1333	Orlando	FL	4,237	2,233	9,223	—	330	—		21	(c)	2,233	9,574	11,807	2,046	Mar-05
1066	Miami	FL	3,230	1,325	4,395	—	421	114	(a)	388	(a)	1,439	5,204	6,643	1,728	Aug-00
1060	North Miami	FL	—	1,256	6,535	—	484	—		—		1,256	7,019	8,275	1,673	Jun-04
1067	Miami	FL	8,219	5,315	4,305	—	284	544	(a)	447	(a)	5,859	5,036	10,895	1,635	Aug-00
1064	North Lauderdale	FL	4,270	428	3,516	—	663	31	(a)	260	(a)	459	4,439	4,898	1,572	Aug-00
1334	Orlando	FL	—	1,474	6,101	—	233	—		21	(c)	1,474	6,355	7,829	1,340	Mar-05
1068	Margate	FL	3,508	430	3,139	—	356	39	(a)	287	(a)	469	3,782	4,251	1,246	Aug-00
0763	Hollywood	FL	6,968	3,214	8,689	—	259	—		—		3,214	8,948	12,162	1,242	Nov-07
1317	Orlando	FL	4,407	1,216	5,008	—	290	—		39	(c)	1,216	5,337	6,553	1,228	Aug-04
1385	Miami	FL	4,678	1,238	7,597	—	259	—		—		1,238	7,856	9,094	1,226	May-07
1314	Madeira Beach	FL	—	1,686	5,163	—	161	—		29	(c)	1,686	5,353	7,039	1,213	Aug-04
1336	Orlando	FL	—	1,166	4,816	—	1,168	—		15	(c)	1,166	5,999	7,165	1,205	Mar-05
0976	West Palm Beach	FL	3,872	1,752	4,909	—	387	—		—		1,752	5,296	7,048	1,199	Jul-05
0692	Venice	FL	6,986	1,969	5,903	—	311	—		—		1,969	6,214	8,183	1,190	Jan-06
0101	Fort Myers	FL	4,260	1,985	4,983	—	387	—		—		1,985	5,370	7,355	1,187	Jul-05
1308	Fort Myers	FL	2,919	1,691	4,711	—	203	—		29	(c)	1,691	4,943	6,634	1,154	Aug-04
1069	West Palm Beach	FL	1,765	1,312	2,511	—	513	104	(a)	204	(a)	1,416	3,228	4,644	1,128	Aug-00
1318	Port Charlotte	FL	—	1,389	4,632	—	176	—		20	(c)	1,389	4,828	6,217	1,087	Aug-04
1310	Ft Lauderdale	FL	2,627	1,587	4,205	—	271	—		32	(c)	1,587	4,508	6,095	1,064	Aug-04
1324	Valrico	FL	3,013	1,197	4,411	—	185	—		34	(c)	1,197	4,630	5,827	1,060	Aug-04
1065	West Palm Beach	FL	1,533	1,164	2,511	—	390	82	(a)	180	(a)	1,246	3,081	4,327	1,032	Aug-00
1392	Coral Springs	FL	6,627	3,638	6,590	—	207	—		—		3,638	6,797	10,435	871	Jun-08
0545	Tampa	FL	—	1,425	4,766	—	289	—		—		1,425	5,055	6,480	863	Mar-07
1335	Ocoee	FL	—	872	3,642	—	187	—		17	(c)	872	3,846	4,718	861	Mar-05
1266	Hialeah	FL	—	2,800	7,588	—	80	—		—		2,800	7,668	10,468	860	Aug-08
0752	Deland	FL	2,866	1,318	3,971	—	245	—		—		1,318	4,216	5,534	783	Jan-06
1319	Riverview	FL	2,475	654	2,953	—	155	—		29	(c)	654	3,137	3,791	745	Aug-04
1429	Miami	FL	6,950	4,798	9,475	—	26	—		—		4,798	9,501	14,299	745	Nov-09
1337	Greenacres	FL	2,655	1,463	3,244	—	90	—		14	(c)	1,463	3,348	4,811	716	Mar-05
1402	Estero	FL	—	2,198	8,215	—	20	—		—		2,198	8,235	10,433	696	Jul-09
1366	Tampa	FL	3,390	883	3,533	—	146	—		—		883	3,679	4,562	620	Nov-06
1409	Hialeah	FL	1,103	1,750	7,150	—	36	—		—		1,750	7,186	8,936	547	Jan-10

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
1403	Hialeah	FL	—	1,678	6,807	—	28	—		—		1,678	6,835	8,513	402	Sep-10
1427	Ft Lauderdale	FL	5,122	2,750	7,002	—	469	—		—		2,750	7,471	10,221	344	May-11
1424	Kendall	FL	—	2,375	5,543	—	55	—		—		2,375	5,598	7,973	221	Feb-11
1466	Miami	FL	—	521	5,198	—	104	—		—		521	5,302	5,823	173	Oct-11
8136	Orlando	FL	—	625	2,133	—	49	—		—		625	2,182	2,807	151	Jul-10
0254	Miami	FL	8,235	3,257	9,713	—	40	—		—		3,257	9,753	13,010	115	Jul-12
1494	Lakeland	FL	5,754	871	6,905	—	178	—		—		871	7,083	7,954	115	May-12
1186	West Palm Beach	FL	3,488	1,729	4,058	—	12	—		—		1,729	4,070	5,799	109	Dec-11
1493	Lakeland	FL	4,005	593	4,701	—	143	—		—		593	4,844	5,437	79	May-12
0208	Miami	FL	5,911	1,979	6,513	—	17	—		—		1,979	6,530	8,509	77	Jul-12
0812	Sarasota	FL	—	4,665	9,016	—	—	—		—		4,665	9,016	13,681	29	Nov-12
1492	Auburndale	FL	1,323	470	1,076	—	72	—		—		470	1,148	1,618	19	May-12
0831	Brandon	FL	—	1,327	5,656	—	—	—		—		1,327	5,656	6,983	18	Nov-12
0819	Fort Lauderdale	FL	—	1,576	5,397	—	1	—		—		1,576	5,398	6,974	17	Nov-12
8298	Land O Lakes	FL	—	798	4,490	—	—	—		—		798	4,490	5,288	5	Dec-12
8137	St Petersburg	FL	—	805	3,345	—	—	—		—		805	3,345	4,150	4	Dec-12
8187	Seminole	FL	4,742	1,133	3,017	—	—	—		—		1,133	3,017	4,150	3	Dec-12
8297	North Fort Myers	FL	—	799	2,372	—	—	—		—		799	2,372	3,171	3	Dec-12
1432	Plantation	FL	—	3,850	—	—	—	(1,900)	(e)	—		1,950	—	1,950	—
1304	Atlanta	GA	8,066	3,737	8,333	—	332	—		35	(c)	3,737	8,700	12,437	1,982	Aug-04
1338	Atlanta	GA	6,706	3,319	8,325	—	432	—		33	(c)	3,319	8,790	12,109	1,910	Feb-05
1322	Stone Mountain	GA	2,909	1,817	4,382	—	234	—		24	(c)	1,817	4,640	6,457	1,053	Aug-04
1321	Snellville	GA	—	2,691	4,026	—	251	—		23	(c)	2,691	4,300	6,991	989	Aug-04
0417	Stone Mountain	GA	1,761	925	3,505	—	278	—		—		925	3,783	4,708	788	Jul-05
0753	Duluth	GA	3,246	1,454	4,151	—	109	—		—		1,454	4,260	5,714	635	Jun-07
0693	Alpharetta	GA	2,648	1,893	3,161	—	138	—		—		1,893	3,299	5,192	598	Aug-06
0699	Dacula	GA	3,819	1,993	3,001	—	117	—		—		1,993	3,118	5,111	582	Jan-06
1320	Atlanta	GA	—	1,665	2,028	—	169	—		21	(c)	1,665	2,218	3,883	541	Aug-04
0754	Sugar Hill	GA	—	1,371	2,547	—	151	—		—		1,371	2,698	4,069	430	Jun-07
0745	Sugar Hill	GA	—	1,368	2,540	—	157	—		—		1,368	2,697	4,065	427	Jun-07
8134	Lithonia	GA	—	1,958	3,645	—	78	—		—		1,958	3,723	5,681	306	Nov-09
8161	Marietta	GA	—	887	2,617	—	201	—		—		887	2,818	3,705	188	Jun-10

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
8162	Kennesaw	GA	—	673	1,151	—	106	—		—		673	1,257	1,930	90	Jun-10
8163	Douglasville	GA	3,360	1,209	719	—	277	—		—		1,209	996	2,205	69	Jun-10
0815	Atlanta	GA	—	1,718	6,388	—	2	—		—		1,718	6,390	8,108	20	Nov-12
1313	Alpharetta	GL	—	1,973	1,587	—	182	—		20	(c)	1,973	1,789	3,762	432	Aug-04
1376	Kapolei	HI	14,545	—	24,701	—	417	—		—		—	25,118	25,118	3,670	Jun-07
1375	Kahului	HI	—	3,984	15,044	—	621	—		—		3,984	15,665	19,649	2,400	Jun-07
1171	Gurnee	IL	—	1,374	8,296	—	86	—		—		1,374	8,382	9,756	1,132	Oct-07
0731	Chicago	IL	4,260	621	3,428	—	851	—		—		621	4,279	4,900	1,073	Jul-05
1108	Crest Hill	IL	2,444	847	2,946	—	177	121	(a)	472	(a) (c)	968	3,595	4,563	907	Jul-03
1104	South Holland	IL	1,540	839	2,879	—	187	26	(a)	108	(a) (c)	865	3,174	4,039	879	Oct-02
0729	Chicago	IL	2,808	472	2,582	—	696	—		—		472	3,278	3,750	807	Jul-05
1259	Naperville	IL	—	2,800	7,355	—	116	(850)	(e)	—		1,950	7,471	9,421	782	Dec-08
0728	Chicago	IL	3,098	449	2,471	—	698	—		—		449	3,169	3,618	754	Jul-05
1242	North Aurora	IL	2,523	600	5,833	—	101	—		—		600	5,934	6,534	710	May-08
1263	Tinley Park	IL	—	1,823	4,794	—	82	(275)	(e)	—		1,548	4,876	6,424	540	Aug-08
1178	Highland Park	IL	7,344	5,798	6,016	—	64	—		—		5,798	6,080	11,878	165	Dec-11
1173	Naperville	IL	5,033	1,860	5,793	—	54	—		—		1,860	5,847	7,707	158	Dec-11
0730	Skokie	IL	4,260	1,119	7,502	—	26	—		—		1,119	7,528	8,647	88	Jul-12
1226	Chicago	IL	—	1,925	—	—	—	—		—		1,925	—	1,925	—
1396	Indianapolis	IN	—	850	4,545	—	307	—		—		850	4,852	5,702	614	Oct-08
0652	Indianapolis	IN	—	588	3,457	—	264	—		—		588	3,721	4,309	604	Aug-07
1393	Carmel	IN	—	1,169	4,393	—	223	—		—		1,169	4,616	5,785	569	Oct-08
1394	Fort Wayne	IN	—	1,899	3,292	—	258	—		—		1,899	3,550	5,449	460	Oct-08
1397	Mishawaka	IN	2,689	630	3,349	—	217	—		—		630	3,566	4,196	458	Oct-08
1395	Indianapolis	IN	—	426	2,903	—	248	—		—		426	3,151	3,577	422	Oct-08
1513	Richmond	IN	—	723	482	—	57	—		—		723	539	1,262	27	Jun-11
1514	Connersville	IN	—	472	315	—	56	—		—		472	371	843	20	Jun-11
0827	Indianapolis	IN	—	646	1,294	—	—	—		—		646	1,294	1,940	4	Nov-12
0586	Wichita	KS	2,132	366	1,897	—	361	—		—		366	2,258	2,624	499	Apr-06
0648	Louisville	KY	2,447	1,217	4,611	—	156	—		—		1,217	4,767	5,984	1,002	Jul-05
0343	Louisville	KY	2,904	586	3,244	—	355	—		—		586	3,599	4,185	785	Jul-05

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
0668	Louisville	KY	3,549	892	2,677	—	170	—		—		892	2,847	3,739	553	Dec-05
1515	Covington	KY	2,074	839	2,543	—	104	—		—		839	2,647	3,486	110	Jun-11
1316	New Orleans	LA	5,555	4,058	4,325	—	576	—		24	(c)	4,058	4,925	8,983	1,169	Aug-04
1315	Metairie	LA	3,929	2,056	4,216	—	130	—		18	(c)	2,056	4,364	6,420	986	Aug-04
1206	Waltham	MA	5,337	3,770	11,310	—	1,050	—		17	(c)	3,770	12,377	16,147	2,882	Feb-04
1205	Dedham	MA	—	2,443	7,328	—	1,229	—		16	(c)	2,443	8,573	11,016	2,101	Feb-04
1107	Somerville	MA	6,809	1,728	6,570	—	559	3	(a)	13	(a)	1,731	7,142	8,873	2,090	Jun-01
1003	Worcester	MA	4,660	896	4,377	—	3,076	—		—		896	7,453	8,349	1,996	May-04
1099	Milton	MA	—	2,838	3,979	—	6,499	—		20	(c)	2,838	10,498	13,336	1,863	Nov-02
1001	Foxboro	MA	—	759	4,158	—	507	—		—		759	4,665	5,424	1,778	May-04
1094	Saugus	MA	3,680	1,725	5,514	—	488	—		104	(c)	1,725	6,106	7,831	1,728	Jun-03
1098	Jamaica Plain	MA	9,894	3,285	11,275	—	132	—		—		3,285	11,407	14,692	1,508	Dec-07
1010	Auburn	MA	—	918	3,728	—	233	—		—		918	3,961	4,879	1,304	May-04
1002	Hudson	MA	3,409	806	3,122	—	322	—		—		806	3,444	4,250	1,255	May-04
0519	Plainville	MA	5,133	2,223	4,430	—	382	—		—		2,223	4,812	7,035	1,247	Jul-05
1056	Dedham	MA	2,393	2,127	3,041	—	518	—		28	(c)	2,127	3,587	5,714	1,190	Mar-02
1019	Norwood	MA	6,832	2,160	2,336	—	1,521	61	(a)	95	(a)	2,221	3,952	6,173	1,170	Aug-99
7001	Weymouth	MA	—	2,806	3,129	—	189	—		—		2,806	3,318	6,124	1,138	Sep-00
1022	Northborough	MA	4,654	280	2,715	—	498	—		—		280	3,213	3,493	1,133	Feb-01
1028	Ashland	MA	—	474	3,324	—	300	—		27	(c)	474	3,651	4,125	1,133	Jun-03
7002	Lynn	MA	—	1,703	3,237	—	314	—		—		1,703	3,551	5,254	1,131	Jun-01
0746	Stoneham	MA	6,087	944	5,241	—	163	—		—		944	5,404	6,348	1,105	Jul-05
1204	Quincy	MA	—	1,359	4,078	—	231	—		18	(c)	1,359	4,327	5,686	1,093	Feb-04
1047	Stoughton	MA	—	1,754	2,769	—	258	—		—		1,754	3,027	4,781	1,029	May-04
1035	Marshfield	MA	4,728	1,039	4,155	—	246	(13)		—		1,026	4,401	5,427	1,024	Mar-04
1023	Raynham	MA	—	588	2,270	—	322	82	(a)	323	(a)	670	2,915	3,585	926	May-00
1025	Brockton	MA	—	647	2,762	—	148	—		—		647	2,910	3,557	878	May-04
1084	Kingston	MA	—	555	2,491	—	128	—		32	(c)	555	2,651	3,206	862	Oct-02
1011	North Oxford	MA	—	482	1,762	—	237	46	(a)	168	(a)	528	2,167	2,695	785	Oct-99
1219	Worcester	MA	4,269	1,350	4,433	—	120	—		—		1,350	4,553	5,903	740	Dec-06
0675	Everett	MA	—	692	2,129	—	672	—		—		692	2,801	3,493	702	Jul-05
1135	Revere	MA	5,230	2,275	6,935	—	68	—		—		2,275	7,003	9,278	190	Dec-11
1207	Woburn	MA	—	—	—	—	228	—		17	(c)	—	245	245	117	Feb-04

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
1208	East Somerville	MA	—	—	—	—	137	—		14	(c)	—	151	151	92	Feb-04
0261	Tyngsboro	MA	3,554	1,843	5,004	—	26	—		—		1,843	5,030	6,873	59	Jul-12
8074	Danvers	MA	—	3,115	5,736	—	1	—		—		3,115	5,737	8,852	18	Nov-12
0734	Framingham	MA	—	—	—	—	8	—		—		—	8	8	1	Jul-12
0552	Bethesda	MD	12,392	3,671	18,331	—	399	—		—		3,671	18,730	22,401	4,150	Jul-05
1195	Lanham	MD	12,823	3,346	10,079	—	1,279	(728)	(b)	12	(c)	2,618	11,370	13,988	2,736	Feb-04
0950	Columbia	MD	8,132	1,736	9,632	—	257	—		—		1,736	9,889	11,625	1,988	Jul-05
0919	Arnold	MD	9,197	2,558	9,446	—	304	—		—		2,558	9,750	12,308	1,986	Jul-05
0380	Rockville	MD	12,502	4,596	11,328	—	253	—		—		4,596	11,581	16,177	1,930	Sep-06
0980	Ft. Washington	MD	9,424	4,920	9,174	—	193	—		—		4,920	9,367	14,287	1,488	Jan-07
0152	Annapolis	MD	6,229	1,375	8,896	—	288	—		—		1,375	9,184	10,559	1,388	Aug-07
1381	Annapolis	MD	6,704	5,248	7,247	—	186	—		—		5,248	7,433	12,681	1,145	Apr-07
0507	Towson	MD	3,969	861	4,742	—	204	—		—		861	4,946	5,807	1,041	Jul-05
1292	Laurel Heights	MD	6,232	3,000	5,930	—	67	—		—		3,000	5,997	8,997	809	Dec-07
1233	Baltimore	MD	4,550	800	5,955	—	105	—		—		800	6,060	6,860	655	Nov-08
1453	Capitol Heights	MD	8,617	1,461	9,866	—	182	—		—		1,461	10,048	11,509	586	Oct-10
0918	Pasadena	MD	3,869	1,869	3,056	—	701	—		—		1,869	3,757	5,626	551	Sep-08
1439	Baltimore	MD	—	1,900	5,277	—	90	—		—		1,900	5,367	7,267	352	Jun-10
1287	Pasadena	MD	—	3,500	7,407	—	128	—		—		3,500	7,535	11,035	297	Mar-11
8211	Randallstown	MD	1,967	764	6,331	—	146	—		—		764	6,477	7,241	234	Aug-11
8248	Glen Burnie	MD	—	1,303	4,218	—	172	—		—		1,303	4,390	5,693	179	Jul-11
0757	Cockeysville	MD	4,061	465	5,600	—	71	—		—		465	5,671	6,136	116	Mar-12
0588	Towson	MD	6,286	1,094	9,598	—	9	—		—		1,094	9,607	10,701	113	Jul-12
0258	Gambrills	MD	4,969	1,905	7,104	—	13	—		—		1,905	7,117	9,022	84	Jul-12
0750	Baltimore	MD	4,744	1,185	5,051	—	20	—		—		1,185	5,071	6,256	82	May-12
0512	Lexington Park	MD	2,665	4,314	8,412	—	—	—		—		4,314	8,412	12,726	9	Dec-12
1262	Edgewood	MD	—	1,000	—	—	—	(575)	(e)	—		425	—	425	—
0556	Mount Clemens	MI	2,033	798	1,796	—	350	—		—		798	2,146	2,944	493	Jul-05
0309	Grandville	MI	1,646	726	1,298	—	373	—		—		726	1,671	2,397	434	Jul-05
0553	Belleville	MI	4,156	954	4,984	—	7	—		—		954	4,991	5,945	59	Jul-12
1061	St. Louis	MO	2,009	631	2,159	—	330	59	(a)	205	(a)	690	2,694	3,384	927	Jun-00

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
0664	Florissant	MO	3,603	1,241	4,648	—	304	—		—		1,241	4,952	6,193	841	Aug-07
0656	St. Louis	MO	—	1,444	4,162	—	279	—		—		1,444	4,441	5,885	742	Aug-07
1062	St. Louis	MO	1,540	156	1,313	—	409	17	(a)	151	(a)	173	1,873	2,046	684	Jun-00
0663	St. Louis	MO	2,777	676	3,551	—	284	—		—		676	3,835	4,511	650	Aug-07
0985	Grandview	MO	1,065	612	1,770	—	341	—		—		612	2,111	2,723	557	Jul-05
8027	Merrimack	NH	3,933	754	3,299	—	233	63	(a)	279	(a)	817	3,811	4,628	1,045	Apr-99
0738	Nashua	NH	—	—	755	—	88	—		—		—	843	843	245	Jul-05
1117	Hazlet	NJ	7,920	1,362	10,262	—	579	—		—		1,362	10,841	12,203	3,149	Dec-01
1115	Edison	NJ	—	2,519	8,547	—	543	—		—		2,519	9,090	11,609	2,690	Dec-01
0809	North Bergen	NJ	10,476	2,299	12,728	—	402	—		—		2,299	13,130	15,429	2,620	Jul-05
0330	Hackensack	NJ	—	2,283	11,234	—	727	—		—		2,283	11,961	14,244	2,584	Jul-05
1196	Lawrenceville	NJ	5,724	3,402	10,230	—	440	—		8	(c)	3,402	10,678	14,080	2,555	Feb-04
1119	Old Bridge	NJ	5,765	2,758	6,450	—	963	—		—		2,758	7,413	10,171	2,213	Dec-01
0655	Toms River	NJ	5,060	1,790	9,935	—	303	—		—		1,790	10,238	12,028	2,189	Jul-05
1197	Morrisville	NJ	—	2,487	7,494	—	1,169	—		11	(c)	2,487	8,674	11,161	2,094	Feb-04
1032	Parlin	NJ	—	—	5,273	—	369	—		—		—	5,642	5,642	1,937	May-04
1089	North Bergen	NJ	6,402	2,100	6,606	—	248	—		74	(c)	2,100	6,928	9,028	1,830	Jul-03
1329	Avenel	NJ	7,859	1,518	8,037	—	279	—		24	(c)	1,518	8,340	9,858	1,797	Jan-05
1039	Hoboken	NJ	8,079	2,687	6,092	—	218	—		3	(c)	2,687	6,313	9,000	1,764	Jul-02
1116	Egg Harbor Twp.	NJ	3,319	1,724	5,001	—	675	—		—		1,724	5,676	7,400	1,764	Dec-01
0739	Linden	NJ	3,838	1,517	8,384	—	214	—		—		1,517	8,598	10,115	1,717	Jul-05
1120	Iselin	NJ	4,900	505	4,524	—	498	—		—		505	5,022	5,527	1,563	Dec-01
1360	Neptune	NJ	7,550	4,204	8,906	—	272	—		—		4,204	9,178	13,382	1,501	Nov-06

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
1040	Lyndhurst	NJ	—	2,679	4,644	—	276	250	(a)	446	(a) (c)	2,929	5,366	8,295	1,493	Mar-01
1331	Union	NJ	6,788	1,754	6,237	—	270	—		78	(c)	1,754	6,585	8,339	1,489	Dec-04
1054	Metuchen	NJ	5,992	1,153	4,462	—	261	—		—		1,153	4,723	5,876	1,377	Dec-01
1330	Bayville	NJ	3,146	1,193	5,312	—	280	—		41	(c)	1,193	5,633	6,826	1,257	Dec-04
0810	Parlin	NJ	—	2,517	4,516	—	444	—		—		2,517	4,960	7,477	1,218	Jul-05
1118	Howell	NJ	3,413	2,440	3,407	—	388	—		—		2,440	3,795	6,235	1,178	Dec-01
1328	Lumberton	NJ	3,576	831	4,060	—	176	—		22	(c)	831	4,258	5,089	1,007	Dec-04
1038	Glen Rock	NJ	—	1,109	2,401	—	151	113	(a)	249	(a) (c)	1,222	2,801	4,023	795	Mar-01
1258	Ewing	NJ	—	1,552	4,720	—	249	11	(c)	(362)	(e)	1,563	4,607	6,170	730	Mar-07
0677	North Bergen	NJ	—	861	17,127	—	63	—		—		861	17,190	18,051	533	Oct-11
1408	Bellmawr	NJ	—	3,600	4,765	—	178	75	(c)	—		3,675	4,943	8,618	478	Sep-08
1428	Monmouth Junction	NJ	3,117	1,700	5,835	—	85	—		—		1,700	5,920	7,620	447	Dec-09
8093	Maple Shade	NJ	4,385	1,093	5,492	—	70	—		—		1,093	5,562	6,655	152	Dec-11
0784	Merchantville	NJ	3,802	1,644	3,115	—	187	—		—		1,644	3,302	4,946	145	Jun-11
8347	Mahwah	NJ	8,335	1,890	13,112	—	44	—		—		1,890	13,156	15,046	127	Aug-12
8348	Montville	NJ	—	1,511	11,749	—	9	—		—		1,511	11,758	13,269	113	Aug-12
8343	Fairfield	NJ	—	—	9,402	—	70	—		—		—	9,472	9,472	111	Jul-12
8344	Newark	NJ	—	806	8,340	—	57	—		—		806	8,397	9,203	99	Jul-12
8341	Parsippany	NJ	—	2,353	7,798	—	52	—		—		2,353	7,850	10,203	93	Jul-12
8342	Berkeley Heights	NJ	—	1,598	7,553	—	62	—		—		1,598	7,615	9,213	90	Jul-12
0332	Harrison	NJ	3,686	300	6,003	—	24	—		—		300	6,027	6,327	72	Jul-12
8346	Hackettstown	NJ	—	2,144	6,660	—	25	—		—		2,144	6,685	8,829	64	Aug-12
0381	Mt Laurel	NJ	3,126	329	5,217	—	39	—		—		329	5,256	5,585	62	Jul-12
8345	North Brunswick	NJ	—	2,789	4,404	—	82	—		—		2,789	4,486	7,275	54	Jul-12
1516	Fort Lee	NJ	—	4,402	9,831	—	1	—		—		4,402	9,832	14,234	32	Nov-12
1517	Union	NJ	—	1,133	7,239	—	—	—		—		1,133	7,239	8,372	23	Nov-12
0821	Lawnside	NJ	—	1,249	5,613	—	1	—		—		1,249	5,614	6,863	18	Nov-12
1519	Cranbury	NJ	—	3,543	5,095	—	—	—		—		3,543	5,095	8,638	16	Nov-12
1518	Watchung	NJ	—	1,843	4,499	—	—	—		—		1,843	4,499	6,342	14	Nov-12
0818	Cherry Hill	NJ	—	2,323	1,549	—	7	—		—		2,323	1,556	3,879	5	Nov-12
0547	Albuquerque	NM	4,902	1,298	4,628	—	619	—		—		1,298	5,247	6,545	842	Aug-07
0485	Santa Fe	NM	5,996	3,066	7,366	—	20	—		—		3,066	7,386	10,452	87	Jul-12
0817	Albuquerque	NM	—	755	1,797	—	6	—		—		755	1,803	2,558	6	Nov-12
1058	Las Vegas	NV	1,219	251	717	—	353	27	(a)	87	(a)	278	1,157	1,435	477	Feb-00
1465	Las Vegas	NV	2,491	1,441	1,810	—	88	—		—		1,441	1,898	3,339	80	Jun-11
0830	Henderson	NV	—	2,934	8,897	—	—	—		—		2,934	8,897	11,831	29	Nov-12
0820	Las Vegas	NV	—	773	6,006	—	—	—		—		773	6,006	6,779	19	Nov-12
0816	Las Vegas	NV	—	400	4,936	—	—	—		—		400	4,936	5,336	16	Nov-12
0539	New York	NY	9,867	3,060	16,978	—	648	—		—		3,060	17,626	20,686	3,599	Jul-05
1213	Bronx	NY	9,665	3,995	11,870	—	614	—		28	(c)	3,995	12,512	16,507	2,873	Aug-04

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
1087	Mount Vernon	NY	7,297	1,926	7,622	—	612	—		33	(c)	1,926	8,267	10,193	2,229	Nov-02
1055	Nanuet	NY	3,733	2,072	4,644	667	992	—		24	(c)	2,739	5,660	8,399	1,589	Feb-02
0502	Mount Vernon	NY	3,819	1,585	6,025	—	1,422	—		—		1,585	7,447	9,032	1,572	Jul-05
1050	Plainview	NY	7,800	4,287	3,710	—	612	—		—		4,287	4,322	8,609	1,460	Dec-00
1399	Brooklyn	NY	13,788	12,993	10,405	—	272	—		—		12,993	10,677	23,670	1,183	Oct-08
0406	New Paltz	NY	3,146	2,059	3,715	—	399	—		—		2,059	4,114	6,173	958	Jul-05
1042	Bronx	NY	18,841	3,450	21,210	—	93	—		—		3,450	21,303	24,753	571	Dec-11
1450	Brooklyn	NY	8,335	2,802	6,536	—	157	—		—		2,802	6,693	9,495	467	May-10
1391	Bohemia	NY	1,527	1,456	1,398	—	329	—		—		1,456	1,727	3,183	273	Dec-07
0727	Brooklyn	NY	—	16,188	23,309	—	61	—		—		16,188	23,370	39,558	261	Jul-12
1451	Freeport	NY	5,373	5,676	3,784	—	429	—		—		5,676	4,213	9,889	244	Nov-10
1398	Centereach	NY	4,250	2,226	1,657	—	120	—		—		2,226	1,777	4,003	225	Oct-08
0630	Hicksville	NY	9,017	2,581	10,677	—	7	—		—		2,581	10,684	13,265	126	Jul-12
8349	Central Valley	NY	—	2,800	12,173	—	51	—		—		2,800	12,224	15,024	118	Aug-12
8350	Poughkeepsie	NY	—	1,038	7,862	—	7	—		—		1,038	7,869	8,907	93	Jul-12
0674	Hauppauge	NY	5,726	1,238	7,095	—	77	—		—		1,238	7,172	8,410	84	Jul-12
0470	Ridge	NY	6,319	1,762	6,934	—	4	—		—		1,762	6,938	8,700	82	Jul-12
0405	Kingston	NY	5,002	837	6,199	—	7	—		—		837	6,206	7,043	73	Jul-12
0409	Amsterdam	NY	922	715	241	—	45	—		—		715	286	1,001	6	Jul-12
0438	Columbus	OH	2,808	483	2,654	—	522	—		—		483	3,176	3,659	827	Jul-05
0365	Kent	OH	1,452	220	1,206	—	198	—		—		220	1,404	1,624	369	Jul-05
1502	Cincinnati	OH	4,735	1,815	5,733	—	206	—		—		1,815	5,939	7,754	255	Jun-11
1503	Cincinnati	OH	—	1,445	3,755	—	160	—		—		1,445	3,915	5,360	168	Jun-11
1505	Hamilton	OH	—	673	2,910	—	93	—		—		673	3,003	3,676	125	Jun-11
1501	Cincinnati	OH	—	2,941	2,177	—	185	—		—		2,941	2,362	5,303	109	Jun-11
1504	Cincinnati	OH	—	1,217	1,941	—	98	—		—		1,217	2,039	3,256	89	Jun-11
1506	Lebanon	OH	—	1,657	1,566	—	100	—		—		1,657	1,666	3,323	73	Jun-11
1507	Middletown	OH	1,351	534	1,047	—	67	—		—		534	1,114	1,648	50	Jun-11
1508	Xenia	OH	1,680	302	1,022	—	55	—		—		302	1,077	1,379	49	Jun-11
1510	Troy	OH	—	273	544	—	62	—		—		273	606	879	30	Jun-11
1512	Washington Court House	OH	—	197	499	—	54	—		—		197	553	750	27	Jun-11
0367	Willoughby	OH	1,143	155	1,811	—	—	—		—		155	1,811	1,966	21	Jul-12
0368	Mentor	OH	1,386	409	1,609	—	24	—		—		409	1,633	2,042	20	Jul-12
1509	Sidney	OH	—	201	262	—	62	—		—		201	324	525	18	Jun-11
1511	Greenville	OH	—	189	302	—	44	—		—		189	346	535	17	Jun-11
0829	Hilliard	OH	—	1,613	2,369	—	—	—		—		1,613	2,369	3,982	8	Nov-12

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
0826	Mentor	OH	—	658	1,267	—	—	—		—		658	1,267	1,925	4	Nov-12
0288	Aloha	OR	6,292	1,221	6,262	—	231	—		—		1,221	6,493	7,714	1,364	Jul-05
1294	King City	OR	3,143	2,520	6,845	—	45	—		—		2,520	6,890	9,410	541	Sep-09
0286	Beaverton	OR	4,772	2,014	5,786	—	23	—		—		2,014	5,809	7,823	79	Jul-12
1198	Philadelphia	PA	5,732	1,965	5,925	—	1,034	—		7	(c)	1,965	6,966	8,931	1,702	Feb-04
1045	Pittsburgh	PA	3,868	889	4,117	—	546	—		—		889	4,663	5,552	1,516	May-04
1036	Doylestown	PA	—	220	3,442	—	347	301	(a) (d)	384	(a)	521	4,173	4,694	1,190	Nov-99
1046	Kennedy Township	PA	2,622	736	3,173	—	180	—		—		736	3,353	4,089	1,135	May-04
1332	Bensalem	PA	3,068	1,131	4,525	—	190	—		66	(c)	1,131	4,781	5,912	1,101	Dec-04
1063	Pittsburgh	PA	2,622	991	1,990	—	589	91	(a)	199	(a)	1,082	2,778	3,860	855	Aug-00
1354	Bensalem	PA	—	750	3,015	—	169	—		—		750	3,184	3,934	613	Mar-06
1048	Willow Grove	PA	5,244	1,297	4,027	—	198	—		—		1,297	4,225	5,522	234	Jan-11
0741	Johnston	RI	6,874	2,659	4,799	—	417	—		—		2,659	5,216	7,875	1,165	Jul-05
1150	Johnston	RI	1,982	533	2,127	—	24	—		—		533	2,151	2,684	58	Dec-11
1311	Goose Creek	SC	—	1,683	4,372	—	963	—		30	(c)	1,683	5,365	7,048	1,117	Aug-04
1323	Summerville	SC	—	450	4,454	—	141	—		26	(c)	450	4,621	5,071	1,050	Aug-04
1303	Charleston	SC	3,569	1,279	4,171	—	129	—		30	(c)	1,279	4,330	5,609	983	Aug-04
1305	Columbia	SC	2,860	838	3,312	—	159	—		38	(c)	838	3,509	4,347	841	Aug-04
8174	Columbia	SC	—	1,784	2,745	—	2	—		—		1,784	2,747	4,531	32	Jul-12
0574	Nashville	TN	2,930	390	2,598	—	680	—		—		390	3,278	3,668	781	Apr-06
0487	Cordova	TN	2,614	852	2,720	—	229	—		—		852	2,949	3,801	682	Jul-05
0704	Cordova	TN	—	894	2,680	—	139	—		—		894	2,819	3,713	471	Jan-07
8122	Cordova	TN	2,100	652	1,791	—	67	—		—		652	1,858	2,510	82	Apr-11
0578	Bartlett	TN	2,591	632	3,798	—	4	—		—		632	3,802	4,434	45	Jul-12
0680	Memphis	TN	1,766	274	2,623	—	6	—		—		274	2,629	2,903	31	Jul-12
0823	Franklin	TN	—	3,357	8,984	—	—	—		—		3,357	8,984	12,341	29	Nov-12
0374	Memphis	TN	1,074	110	1,280	—	4	—		—		110	1,284	1,394	19	Jul-12
0811	Memphis	TN	—	1,040	3,867	—	—	—		—		1,040	3,867	4,907	12	Nov-12
0813	Memphis	TN	—	1,617	2,875	—	—	—		—		1,617	2,875	4,492	9	Nov-12
0514	Dallas	TX	11,582	1,980	12,501	—	318	—		—		1,980	12,819	14,799	2,278	May-06
0584	Houston	TX	8,981	2,596	8,735	—	307	—		—		2,596	9,042	11,638	1,617	Apr-06
1307	Dallas	TX	10,989	4,432	6,181	—	481	—		36	(c)	4,432	6,698	11,130	1,557	Aug-04
1309	Fort Worth	TX	—	631	5,794	—	187	—		31	(c)	631	6,012	6,643	1,375	Aug-04

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
1302	Austin	TX	4,927	870	4,455	—	275	—		35	(c)	870	4,765	5,635	1,115	Aug-04
1364	Plano	TX	—	1,010	6,203	—	316	—		—		1,010	6,519	7,529	1,064	Nov-06
1363	Allen	TX	4,244	901	5,553	—	207	—		—		901	5,760	6,661	957	Nov-06
0521	South Houston	TX	2,330	478	4,069	—	744	—		—		478	4,813	5,291	928	Apr-06
1301	Arlington	TX	2,251	534	2,525	—	304	—		34	(c)	534	2,863	3,397	743	Aug-04
1365	Plano	TX	—	614	3,775	—	224	—		—		614	3,999	4,613	690	Nov-06
0561	Dallas	TX	2,059	337	2,216	—	444	—		—		337	2,660	2,997	621	Apr-06
1306	San Antonio	TX	—	1,269	1,816	—	558	—		30	(c)	1,269	2,404	3,673	616	Aug-04
1312	Grand Prairie	TX	2,279	551	2,330	—	240	—		31	(c)	551	2,601	3,152	607	Aug-04
1357	Rowlett	TX	2,013	1,002	2,601	—	284	—		—		1,002	2,885	3,887	541	Aug-06
1387	San Antonio	TX	—	2,471	3,556	—	198	—		(408)	(f)	2,471	3,346	5,817	494	Dec-07
1326	San Antonio	TX	—	253	1,496	—	113	—		32	(c)	253	1,641	1,894	406	Aug-04
1490	Houston	TX	6,167	1,036	8,133	—	80	—		—		1,036	8,213	9,249	186	Feb-12
0795	Euless	TX	2,950	671	3,213	—	590	—		—		671	3,803	4,474	184	Apr-11
1456	La Porte	TX	—	1,608	2,351	—	255	—		—		1,608	2,606	4,214	162	Dec-10
1457	Houston	TX	—	402	1,870	—	146	—		—		402	2,016	2,418	118	Dec-10
0629	Dallas	TX	—	921	7,656	—	4	—		—		921	7,660	8,581	90	Jul-12
0306	Spring	TX	3,360	506	5,096	—	56	—		—		506	5,152	5,658	61	Jul-12
8246	Spring	TX	4,656	978	1,347	—	93	—		—		978	1,440	2,418	52	Aug-11
1497	Dallas	TX	3,986	2,542	3,274	—	54	—		—		2,542	3,328	5,870	32	Aug-12
1496	Grand Prairie	TX	—	2,327	1,551	—	8	—		—		2,327	1,559	3,886	15	Aug-12
0132	Sandy	UT	3,950	1,349	4,372	—	383	—		—		1,349	4,755	6,104	1,003	Jul-05
1006	Kearns	UT	—	642	2,607	—	283	—		—		642	2,890	3,532	723	Jun-04
0230	West Valley City	UT	1,775	461	1,722	—	144	—		—		461	1,866	2,327	419	Jul-05
8002	Salt Lake City	UT	3,116	986	3,455	—	157	—		—		986	3,612	4,598	208	Oct-10
1455	West Jordan	UT	2,168	735	2,146	—	315	—		—		735	2,461	3,196	132	Nov-10
0792	Orem	UT	2,155	841	2,335	—	91	—		—		841	2,426	3,267	105	Apr-11
1454	Murray	UT	—	571	986	—	440	—		—		571	1,426	1,997	91	Nov-10
8149	Sandy	UT	—	2,063	5,202	—	—	—		—		2,063	5,202	7,265	39	Sep-12
1380	Alexandria	VA	5,902	1,620	13,103	—	517	—		—		1,620	13,620	15,240	2,266	Jun-07
0678	Falls Church	VA	6,002	1,259	6,975	—	381	—		—		1,259	7,356	8,615	1,528	Jul-05
1325	Richmond	VA	4,644	2,305	5,467	—	152	—		8	(c)	2,305	5,627	7,932	1,244	Aug-04
1452	Arlington	VA	—	—	4,802	—	144	—		—		—	4,946	4,946	911	Oct-10
0764	Stafford	VA	4,498	2,076	5,175	—	77	—		—		2,076	5,252	7,328	545	Jan-09
0717	Dumfries	VA	5,345	932	9,349	—	131	—		—		932	9,480	10,412	406	May-11
0467	Alexandria	VA	13,770	5,029	18,943	—	15	—		—		5,029	18,958	23,987	223	Jul-12

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

												Gross carrying amount at December 31, 2012
							Building costs subsequent to acquisition									Date acquired or development completed
Property Number	Property Name	State	Debt	Land initial cost	Building and improvements initial cost	Land costs subsequent to acquisition		Land Adjustments	Notes	Building Adjustments	Notes	Land	Building and improvements	Total	Accumulated depreciation
0327	Fredericksburg	VA	4,377	2,128	5,398	—	17	—		—		2,128	5,415	7,543	63	Jul-12
0828	Falls Church	VA	—	5,703	13,307	—	5	—		—		5,703	13,312	19,015	43	Nov-12
1498	Stafford	VA	4,513	1,172	5,562	—	4	—		—		1,172	5,566	6,738	42	Sep-12
0824	Fredericksburg	VA	—	1,438	2,459	—	—	—		—		1,438	2,459	3,897	8	Nov-12
0643	Seattle	WA	7,480	2,727	7,241	—	220	—		—		2,727	7,461	10,188	1,530	Jul-05
1341	Lakewood	WA	4,529	1,917	5,256	—	181	—		—		1,917	5,437	7,354	1,004	Feb-06
1342	Lakewood	WA	4,526	1,389	4,780	—	216	—		—		1,389	4,996	6,385	942	Feb-06
1343	Tacoma	WA	3,301	1,031	3,103	—	141	—		—		1,031	3,244	4,275	628	Feb-06
0285	Vancouver	WA	3,159	709	4,280	—	35	—		—		709	4,315	5,024	51	Jul-12
	Other corporate assets		4,850	849	2,202	—	47,688	(849)	(d)	—		—	49,890	49,890	5,689	Various
	Construction in progress		—	—	—	—	4,138	—		—		—	4,138	4,138	—
	Intangible tenant relationships and lease rights		—	—	60,011	—	—	—		—		—	60,011	60,011	44,359	Various

			$1,369,690	$770,764	$2,430,654	$667	$175,903	$(3,816)		$9,478		$767,615	$2,616,035	$3,383,650	$391,928

(a)
Adjustments relate to the acquisition of joint venture partners interests

(b)
Adjustment relates to partial disposition of land

(c)
Adjustment relates to asset transfers between land, building and/or equipment

(d)
Adjustment relates to asset transfers between entities

(e)
Adjustment relates to impairment charges

(f)
Adjustment relates to a purchase price adjustment

        Activity in real estate facilities during the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Operating facilities
Balance at beginning of year	$2,573,731	$2,198,361	$2,249,262
Acquisitions	761,977	301,531	89,750
Improvements	34,964	39,352	16,563
Transfers from real estate under development/redevelopment	8,957	34,777	33,407
Dispositions and other	(117)	(290)	(190,621)

Balance at end of year	$3,379,512	$2,573,731	$2,198,361

Accumulated depreciation:
Balance at beginning of year	$319,302	$263,042	$233,830
Depreciation expense	72,626	56,702	48,665
Dispositions and other	—	(442)	(19,453)

Balance at end of year	$391,928	$319,302	$263,042

Real estate under development/redevelopment:
Balance at beginning of year	$9,366	$37,083	$34,427
Current development/redevelopment	3,759	7,060	36,063
Transfers to operating facilities	(8,987)	(34,777)	(33,407)
Dispositions and other	—	—	—

Balance at end of year	$4,138	$9,366	$37,083

Net real estate assets	$2,991,722	$2,263,795	$1,972,402

        The aggregate cost of real estate for U.S. federal income tax purposes is $3,194,952.

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

(ii)   Internal Control over Financial Reporting

(a)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(b)   Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited Extra Space Storage Inc.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extra Space Storage Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012, and 2011 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Extra Space Storage Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 28, 2013

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item is incorporated by reference to the information set forth under the captions "Executive Officers," and "Information About the Board of Directors and its Committees" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

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

Item 11.    Executive Compensation

        Information with respect to executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Security Ownership of Directors and Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions "Information about the Board of Directors and its Committees" and "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

Item 14.    Principal Accounting Fees and Services

        Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

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
3.5
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP, dated September 18, 2008 (incorporated by reference from Exhibit 10.32 of Form 10-K filed on February 26, 2010).
3.6	Declaration of Trust of ESS Holdings Business Trust I.(1)
3.7	Declaration of Trust of ESS Holdings Business Trust II.(1)
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
10.7	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference from Exhibit 10.13 of Form 10-K filed on February 26, 2010)
10.8	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.9	Extra Space Storage Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).
10.10	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.11
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.12
Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 28, 2007).
10.13
Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space. (incorporated by reference from Exhibit 10.23 of Form 10-K filed on February 26, 2010)
10.14	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.15	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).
10.16	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference from Exhibit 10.26 of Form 10-K filed on February 26, 2010)

Exhibit Number	Description
10.17	First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A units among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe and Barbara Knuppe, dated September 28, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).
10.18
Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 16, 2012).
10.19	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.20	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors' Share Plan (incorporated by reference from Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.21
Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007. (incorporated by reference from Exhibit 10.30 of Form 10-K filed on February 26, 2010)
10.22	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC. (incorporated by reference from Exhibit 10.31 of Form 10-K filed on February 26, 2010)
10.23
Revolving Promissory Note between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference from Exhibit 10.33 of Form 10-K filed on February 26, 2010)
10.24
Revolving Line of Credit between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference from Exhibit 10.34 of Form 10-K filed on February 26, 2010)
10.25
First Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated April 9, 2009 (incorporated by reference from Exhibit 10.27 of Form 10-K filed on February 29, 2012).
10.26
Second Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated May 4, 2009 (incorporated by reference from Exhibit 10.28 of Form 10-K filed on February 29, 2012).
10.27
Third Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated August 27, 2010 (incorporated by reference from Exhibit 10.29 of Form 10-K filed on February 29, 2012).
10.28
Fourth Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated October 19, 2011 (incorporated by reference from Exhibit 10.30 of Form 10-K filed on February 29, 2012).
10.29	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2011).
10.30
Separation and Release Agreement, dated December 7, 2011, among Extra Space Storage Inc., Extra Space Storage LP and Kent W. Christensen (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 9, 2011).
10.31	Retention Agreement, dated February 21, 2012, between Extra Space Storage Inc. and Karl Haas, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 21, 2012).

Exhibit Number	Description
21.1	Subsidiaries of the Company(2)
23.1	Consent of Ernst & Young LLP(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101
The following financial information from Registrant's Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on February 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

(1)
Incorporated by reference from our Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

(2)
Filed herewith
(c)
See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2013	EXTRA SPACE STORAGE INC.
	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2013	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Chief Executive Officer (Principal Executive Officer)
Date: February 28, 2013	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 28, 2013	By:	/s/ GRACE KUNDE Grace Kunde Vice President and Corporate Controller (Principal Accounting Officer)
Date: February 28, 2013	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Executive Chairman and Chief Investment Officer
Date: February 28, 2013	By:	/s/ JOSEPH D. MARGOLIS Joseph D. Margolis Director
Date: February 28, 2013	By:	/s/ ROGER B. PORTER Roger B. Porter Director
Date: February 28, 2013	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director