Form 10-Q
period 2013-03-31
Extra Space Storage Inc.
filed 2013-05-08
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2013, was 110,980,031.

EXTRA SPACE STORAGE INC.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information presented in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends”, or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets:
Real estate assets, net	$2,995,510	$2,991,722

Investments in unconsolidated real estate ventures	102,102	106,313
Cash and cash equivalents	35,575	30,785
Restricted cash	20,157	16,976
Receivables from related parties and affiliated real estate joint ventures	9,096	11,078
Other assets, net	66,656	66,603
Total assets	$3,229,096	$3,223,477

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,361,554	$1,369,690
Premium on notes payable	2,754	3,319
Notes payable to trusts	119,590	119,590
Lines of credit	100,000	85,000
Accounts payable and accrued expenses	45,435	52,299
Other liabilities	46,611	48,248
Total liabilities	1,675,944	1,678,146

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 110,924,996 and 110,737,205 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,109	1,107
Paid-in capital	1,742,569	1,740,037
Accumulated other comprehensive deficit	(12,759)	(14,273)
Accumulated deficit	(231,369)	(235,064)
Total Extra Space Storage Inc. stockholders’ equity	1,499,550	1,491,807
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	29,964	29,918
Noncontrolling interests in Operating Partnership	22,603	22,492
Other noncontrolling interests	1,035	1,114
Total noncontrolling interests and equity	1,553,152	1,545,331
Total liabilities, noncontrolling interests and equity	$3,229,096	$3,223,477

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues:
Property rental	$102,923	$75,844
Tenant reinsurance	10,221	8,557
Management fees	6,178	6,586
Total revenues	119,322	90,987

Expenses:
Property operations	34,437	26,596
Tenant reinsurance	1,910	1,848
Acquisition related costs	452	609
General and administrative	12,769	12,640
Depreciation and amortization	23,025	16,524
Total expenses	72,593	58,217

Income from operations	46,729	32,770

Interest expense	(17,366)	(18,071)
Non-cash interest expense related to amortization of discount on exchangeable senior notes	—	(444)
Interest income	184	275
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213
Income before equity in earnings of real estate ventures and income tax expense	30,760	15,743

Equity in earnings of unconsolidated real estate ventures	2,623	2,296
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	2,556	5,429
Income tax expense	(2,008)	(950)
Net income	33,931	22,518
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,717)	(1,649)
Net income allocated to Operating Partnership and other noncontrolling interests	(789)	(655)
Net income attributable to common stockholders	$31,425	$20,214

Net income per common share
Basic	$0.28	$0.21
Diluted	$0.28	$0.21

Weighted average number of shares
Basic	110,809,924	94,888,078
Diluted	114,967,087	99,927,352

Cash dividends paid per common share	$0.25	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net income	$33,931	$22,518

Other comprehensive income (loss):
Change in fair value of interest rate swaps	1,571	(215)
Total comprehensive income	35,502	22,303
Less: comprehensive income attributable to noncontrolling interests	2,563	2,295
Comprehensive income attributable to common stockholders	$32,939	$20,008

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating	Operating				Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Deficit	Deficit	Equity
Balances at December 31, 2012	$29,918	$22,492	$1,114	110,737,205	$1,107	$1,740,037	$(14,273)	$(235,064)	$1,545,331

Issuance of common stock upon the exercise of options	—	—	—	124,371	1	1,634	—	—	1,635
Restricted stock grants issued	—	—	—	70,105	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	(6,685)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	1,023	—	—	1,023
Purchase of additional equity interest in existing consolidated joint venture	—	—	(75)	—	—	(125)	—	—	(200)
Redemption of Operating Partnership units for cash	—	(20)	—	—	—	—	—	—	(20)
Net income	1,717	777	12	—	—	—	—	31,425	33,931
Other comprehensive income	14	43	—	—	—	—	1,514	—	1,571
Distributions to Operating Partnership units held by noncontrolling interests	(1,685)	(689)	—	—	—	—	—	—	(2,374)
Distributions to other noncontrolling interests	—	—	(16)	—	—	—	—	—	(16)
Dividends paid on common stock at $0.25 per share	—	—	—	—	—	—	—	(27,730)	(27,730)
Balances at March 31, 2013	$29,964	$22,603	$1,035	110,924,996	$1,109	$1,742,569	$(12,759)	$(231,369)	$1,553,152

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$33,931	$22,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,025	16,524
Amortization of deferred financing costs	1,510	2,246
Non-cash interest expense related to amortization of discount on exchangeable senior notes	—	444
Non-cash interest expense related to amortization of premium on notes payable	(565)	(316)
Compensation expense related to stock-based awards	1,023	957
Gain on purchase of joint venture partners’ interest	(2,556)	—
Distributions from unconsolidated real estate ventures in excess of earnings	1,154	589
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(277)	3,102
Other assets	1,051	2,979
Accounts payable and accrued expenses	(6,864)	(5,250)
Other liabilities	(316)	(3,003)
Net cash provided by operating activities	51,116	40,790

Cash flows from investing activities:
Acquisition, development and redevelopment of real estate assets	(18,754)	(18,495)
Investments in unconsolidated real estate ventures	(589)	(356)
Return of investment in real estate ventures	—	1,492
Change in restricted cash	(3,181)	1,495
Purchase of equipment and fixtures	(821)	(531)
Net cash used in investing activities	(23,345)	(16,395)

Cash flows from financing activities:
Proceeds from notes payable and lines of credit	81,776	206,970
Principal payments on notes payable and lines of credit	(74,912)	(198,048)
Deferred financing costs	(1,340)	(3,418)
Redemption of Operating Partnership units held by noncontrolling interest	(20)	—
Net proceeds from exercise of stock options	1,635	2,444
Dividends paid on common stock	(27,730)	(19,002)
Distributions to noncontrolling interests	(2,390)	(2,250)
Net cash used in financing activities	(22,981)	(13,304)
Net increase in cash and cash equivalents	4,790	11,091
Cash and cash equivalents, beginning of the period	30,785	26,484
Cash and cash equivalents, end of the period	$35,575	$37,575

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$15,909	$14,705
Income taxes paid	589	473

Supplemental schedule of noncash investing and financing activities:
Acquisitions of real estate assets
Real estate assets, net	$2,251	$377
Operating Partnership units issued	—	(377)
Receivables from related parties and affiliated real estate joint ventures	(2,251)	—
Sale of interest in unconsolidated real estate venture
Other assets	$—	$3,349
Investments in unconsolidated real estate ventures	—	(3,349)

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

The Company invests in self-storage facilities by acquiring wholly-owned facilities or by acquiring an equity interest in real estate entities.  At March 31, 2013, the Company had direct and indirect equity interests in 729 operating storage facilities.  In addition, the Company managed 236 properties for third parties, bringing the total number of operating properties which it owns and/or manages to 965.  These properties are located in 35 states, Washington, D.C. and Puerto Rico.

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self-storage facilities. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet as of December 31, 2012, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of  accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional  detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company adopted the amended standards beginning January 1, 2013 and presents accumulated other comprehensive income in accordance with the requirements of the standard.

3.              FAIR VALUE DISCLOSURES

Derivative Financial Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the Financial Accounting Standards Board’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2013, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities - Cash Flow Hedge Swap Agreements	$(13,657)	$—	$(13,657)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2013.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 approximate fair value. The fair value of the Company’s note receivable from Preferred Operating Partnership unit holder is based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximates the current market rate for loans with similar maturities and credit quality.  The fair values of the Company’s fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality.

The fair values of the Company’s fixed-rate assets and liabilities are as follows:

	March 31, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$107,215	$100,000	$108,138	$100,000
Fixed rate notes payable and notes payable to trusts	$1,317,283	$1,268,633	$1,342,957	$1,275,605

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

The Company’s Operating Partnership had $87,663 of exchangeable senior notes (the “Notes”) that were surrendered for exchange in April 2012. Prior to their exchange, the Notes could potentially have had a dilutive effect on the Company’s earnings per share calculations. The Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes and at the time prior to surrender had an exchange price of $23.20 per share. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” required an assumption that shares would be used to pay the exchange obligations in excess of the accreted principal amount, and required that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three months ended March 31, 2012, 455,552 shares related to the Notes were included in the computation for diluted earnings per share as the stock price during this period exceeded the exchange price.  No shares were included for the three months ended March 31, 2013 as the Notes were no longer outstanding.

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

For the three months ended March 31, 2013 and 2012, options to purchase 24,950 and 32,612 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share is as follows:

	For the Three Months Ended March 31,
	2013	2012
Net income attributable to common stockholders	$31,425	$20,214
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	2,494	2,300
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)
Net income for diluted computations	$32,481	$21,076

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	110,809,924	94,888,078
Operating Partnership units	2,755,650	3,064,128
Preferred Operating Partnership units	989,980	989,980
Shares related to Exchangeable senior notes and dilutive and cancelled stock options	411,533	985,166
Average number of common shares outstanding - diluted	114,967,087	99,927,352

Net income per common share
Basic	$0.28	$0.21
Diluted	$0.28	$0.21

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the three months ended March 31, 2013, and does not include purchases of land or improvements made to existing assets:

			Consideration Paid						Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid	Non-cash gain	Notes Issued to/from Seller	Previous equity interest	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Notes
Maryland	1	2/13/2013	$12,321	$8,029	$2,215	$—	$2,273	$(196)	$1,266	$10,789	$260	$6	(1)
Illinois	1	2/13/2013	11,083	7,592	341	2,251	1,173	(274)	1,318	9,485	190	90	(1)
2013 Totals	2		$23,404	$15,621	$2,556	$2,251	$3,446	$(470)	$2,584	$20,274	$450	$96

(1) Acquired from an affiliated joint venture

6.              VARIABLE INTERESTS

The Company has an interest in one unconsolidated joint venture with an unrelated third party which is a variable interest entity (“VIE”). The Company holds an 18% equity interest in the VIE joint venture (“VIE JV”), and has 50% of the voting rights in the VIE JV. Qualification as a VIE was based on the determination that the equity investments at risk for this joint venture were not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for this joint venture to determine which party was the primary beneficiary. The Company determined that, since the powers to direct the activities most significant to the economic performance of this entity are shared equally by the Company and its joint venture partner, there is no primary beneficiary. Accordingly, this interest is recorded using the equity method.

The VIE JV owns a single self-storage property. This joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partner, (2) a mortgage note payable and (3) payables to the Company. The payables to the Company consist of amounts owed for expenses paid on behalf of the joint venture by the Company as manager and a mortgage note payable to the Company. The Company performs management services for the VIE JV in exchange for a management fee of approximately 6% of cash collected by the property. Except as disclosed, the Company has not provided financial or other support during the periods presented to the VIE JV that it was not previously contractually obligated to provide.

The Company guarantees the mortgage note payable for the VIE JV. The Company’s maximum exposure to loss for this joint venture as of March 31, 2013 is the total of the guaranteed loan balance, payables due to the Company and the Company’s investment balance in the joint venture. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantee is unlikely and, therefore, no liability has been recorded related to this guarantee. Additionally, repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company.

The following table compares the Company’s liability balance to the VIE JV and the maximum exposure to loss as of March 31, 2013, after netting such liability balance:

	Liability	Investment	Guaranteed	Payables to	Exposure
	Balance	Balance	Loan	Company	to Loss	Difference
Extra Space of Sacramento One LLC	$—	$(1,041)	$4,307	$6,072	$9,338	$(9,338)

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of March 31, 2013:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the three months ended March 31, 2013 or 2012.

7.              DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposure that arises from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontolling interests.  During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table summarizes the terms of the Company’s 19 derivative financial instruments as of March 31, 2013:

Hedge Product	Current Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,873 - $97,211	2.79% - 6.98%	2/1/2009 - 3/21/2013	6/30/2013 - 4/1/2021

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

Asset (Liability) Derivatives
	March 31, 2013		December 31, 2012
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments:	Location	Value	Location	Value
Swap Agreements	Other liabilities	$(13,657)	Other liabilities	$(15,228)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the REIT:

	Classification of	For the Three Months Ended March 31,
Type	Income (Expense)	2013	2012
Swap Agreements	Interest expense	$(2,153)	$(1,118)

Gain (loss) reclassified
	Gain (loss)	Location of amounts	from OCI
	recognized in OCI	reclassified from OCI	For the Three Months
Type	March 31, 2013	into income	Ended March 31, 2013
Swap Agreements	$(582)	Interest expense	$(2,153)

Credit-risk-related Contingent Features

The Company has agreements with some of its derivative counterparties that contain provisions pursuant to which, the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.

The Company also has an agreement with some of its derivative counterparties that incorporates the loan covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $13,953. As of March 31, 2013, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $13,953.

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

9.              NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 96.7% majority ownership interest therein as of March 31, 2013. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 3.3% are held by certain former owners of assets acquired by the Operating Partnership.  As of March 31, 2013, the Operating Partnership had 2,755,650 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at March 31, 2013, was $38.82 and there were 2,755,650 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on March 31, 2013, and the Company elected to pay the noncontrolling members cash, the Company would have paid $106,974 in cash consideration to redeem the OP units.

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

10.      OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in three consolidated self-storage properties as of March 31, 2013.  Two of these consolidated properties were undeveloped at March 31, 2013.  The ownership interests of the third-party owners range from 3.3% to 27.6%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third-party owners based on percentages  outlined in the related agreements are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

In February 2013, the Company purchased one of its joint venture partner’s 1.7% capital interest and 17% profit interest in one of these consolidated properties for $200.  As a result, the Company’s capital interest percentage in this joint venture increased from 95% to 96.7%.  Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction.  The carrying amount of the noncontrolling interest was reduced to reflect the purchase, and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

11.       EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES — GAIN ON SALE OF REAL ESTATE ASSETS AND PURCHASE OF JOINT VENTURE PARTNERS’ INTERESTS

On February 13, 2013, the Company acquired its joint venture partner’s 48% equity interest in Extra Space of Eastern Avenue LLC (“Eastern Avenue”) for approximately $5,979, which owned one self-storage property located in Maryland. Prior to the acquisition, the remaining 52% interest was owned by the Company, which accounted for its investment in Eastern Avenue using the equity method. The Company recorded a non-cash gain of $2,215 related to this transaction, which represents the increase in fair value of the Company’s interest in Eastern Avenue from its formation to the acquisition date.

On February 13, 2013, the Company acquired its joint venture partner’s 61% equity interest in Extra Space of Montrose Avenue LLC (“Montrose”) for approximately $6,878, which owned one self-storage property located in Illinois. Prior to the acquisition, the remaining 39% interest was owned by the Company, which accounted for its investment in Montrose using the equity method. The Company recorded a non-cash gain of $341 related to this transaction, which represents the increase in fair value of the Company’s interest in the joint venture from its formation to the acquisition date.

On February 17, 2012, a joint venture in which the Company held a 40% equity interest sold its only self-storage property, which was located in New York. As a result of the sale, the joint venture was dissolved, and the Company received cash proceeds which resulted in a gain of $5,429.

On January 15, 2012, the Company sold its 40% equity interest in U-Storage de Mexico S.A. and related entities to its joint venture partners for $4,841. The Company received cash of $1,492 and a note receivable of $3,349. No gain or loss was recorded on the sale. At March 31, 2013, the balance of the note receivable was $1,500.  The note receivable is due December 31, 2014.

12.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned properties are eliminated in consolidation.  Financial information for the Company’s business segments is presented below:

	March 31, 2013	December 31, 2012
Balance Sheet
Investments in unconsolidated real estate ventures
Rental operations	$102,102	$106,313

Total assets
Rental operations	$3,002,322	$2,996,453
Tenant reinsurance	24,255	27,645
Property management, acquisition and development	202,519	199,379
	$3,229,096	$3,223,477

	For the Three Months Ended March 31,
	2013	2012
Statement of Operations
Total revenues
Rental operations	$102,923	$75,844
Tenant reinsurance	10,221	8,557
Property management, acquisition and development	6,178	6,586
	119,322	90,987

Operating expenses, including depreciation and amortization
Rental operations	55,968	42,125
Tenant reinsurance	1,910	1,848
Property management, acquisition and development	14,715	14,244
	72,593	58,217

Income (loss) from operations
Rental operations	46,955	33,719
Tenant reinsurance	8,311	6,709
Property management, acquisition and development	(8,537)	(7,658)
	46,729	32,770

Interest expense
Rental operations	(16,980)	(17,784)
Property management, acquisition and development	(386)	(731)
	(17,366)	(18,515)

Interest income
Tenant reinsurance	4	3
Property management, acquisition and development	180	272
	184	275

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213

Equity in earnings of unconsolidated real estate ventures
Rental operations	2,623	2,296

Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners’ interests
Rental operations	2,556	5,429

Income tax expense
Tenant reinsurance	(2,866)	(2,349)
Property management, acquisition and development	858	1,399
	(2,008)	(950)

Net income (loss)
Rental operations	35,154	23,660
Tenant reinsurance	5,449	4,363
Property management, acquisition and development	(6,672)	(5,505)
	$33,931	$22,518

Depreciation and amortization expense
Rental operations	$21,531	$15,529
Property management, acquisition and development	1,494	995
	$23,025	$16,524

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(18,754)	$(18,495)

13.       COMMITMENTS AND CONTINGENCIES

The Company has fully guaranteed a loan for the following unconsolidated joint venture:

Estimated
		Loan		Fair Market
	Date of	Maturity	Guaranteed	Value of
	Guaranty	Date	Loan Amount	Assets
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,438

If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to this guarantee as of March 31, 2013, as the fair value of the guarantee was not material. The Company believes the risk of incurring a material loss as a result of having to perform on this guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As a result of these litigation matters, the Company recorded a liability of $1,800 during the year ended December 31, 2011, the balance of which is included in other liabilities on the consolidated balance sheets. The Company does not believe it to be reasonably possible that the loss related to these litigation matters will be in excess of the current amount accrued.  As of March 31, 2013, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

14.       SUBSEQUENT EVENTS

On May 3, 2013 the Company acquired two properties located in Hawaii for an approximate purchase price of $27,454.

On May 8, 2013 the Company acquired a single property located in Texas for an approximate purchase price of $7,105.

Extra Space Storage Inc.

Management’s Discussion and Analysis

Amounts in thousands, except property and share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2012. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” (Amounts in thousands, except property and share data unless otherwise stated).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2012 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT, formed to continue the business commenced in 1977 by our predecessor companies to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties. We derive our revenues from rents received from tenants under existing leases at each of our self-storage properties; management fees on the properties we manage for joint venture partners and unaffiliated third parties; and our tenant reinsurance program.  Our management fee is equal to approximately 6% of total revenues generated by the managed properties.

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

We continue to evaluate a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

•                      Maximize the performance of properties through strategic, efficient and proactive management. We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement national and regional marketing programs, which we believe will attract more customers to our stores at a lower net cost.

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

PROPERTIES

As of March 31, 2013, we owned or had ownership interests in 729 operating self-storage properties. Of these properties, 450 are wholly-owned and 279 are held in joint ventures. In addition, we managed 236 properties for third parties, bringing the total number of operating properties that we own and/or manage to 965. These properties are located in 35 states, Washington, D.C. and Puerto Rico.  As of March 31, 2013, we owned and/or managed approximately 70.0 million square feet of space with approximately 640,000 units.

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

As of March 31, 2013, over 530,000 tenants were leasing storage units at our 965 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as markets permit.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of March 31, 2013, the average length of stay was approximately 12.5 months. These existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends.  The average annual rent per square foot for our existing customers at these stabilized properties, net of discounts and bad debt, was $13.67 at March 31, 2013, compared to $13.60 at March 31, 2012.  This compares to our average annual rent per square foot for new leases of $14.51 at March 31, 2013, compared to $13.87 at March 31, 2012.  The average discounts, as a percentage of rental revenues, during these periods were 4.4% and 5.3%, respectively.

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

The following table presents additional information regarding the occupancy of our stabilized properties by state as of March 31, 2013 and 2012. The information as of March 31, 2012, is on a pro forma basis as though all the properties owned and/or managed at March 31, 2013, were under our control as of March 31, 2012.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2013 (1)	Number of Units as of March 31, 2012	Net Rentable Square Feet as of March 31, 2013 (2)	Net Rentable Square Feet as of March 31, 2012	Square Foot Occupancy % March 31, 2013	Square Foot Occupancy % March 31, 2012

Wholly-Owned Properties
Alabama	4	1,971	1,954	233,617	233,579	86.4%	77.3%
Arizona	9	5,765	5,746	686,810	687,115	86.6%	84.7%
California	83	61,552	61,396	6,381,465	6,395,150	87.3%	83.9%
Colorado	11	5,283	5,258	655,145	662,070	92.2%	90.1%
Connecticut	4	2,644	2,650	257,788	257,848	91.8%	88.4%
Florida	46	31,521	31,462	3,422,773	3,418,657	86.8%	83.1%
Georgia	17	9,201	9,202	1,175,724	1,174,086	87.7%	84.8%
Hawaii	2	2,849	2,794	140,498	137,969	85.3%	85.8%
Illinois	13	9,054	8,986	946,061	946,461	91.8%	86.9%
Indiana	9	4,716	4,586	553,218	541,609	89.1%	88.2%
Kansas	1	506	505	50,350	50,340	84.0%	91.3%
Kentucky	4	2,153	2,158	254,065	254,065	90.4%	87.9%
Louisiana	2	1,411	1,413	149,665	150,165	88.6%	88.9%
Maryland	21	15,455	15,404	1,645,132	1,642,645	88.2%	86.9%
Massachusetts	32	19,514	19,390	1,987,151	1,989,415	91.3%	88.3%
Michigan	3	1,778	1,777	252,292	253,312	89.8%	89.3%
Missouri	6	3,154	3,154	372,937	374,937	90.0%	87.0%
Nevada	5	3,192	3,211	546,479	495,597	83.4%	79.2%
New Hampshire	2	1,004	1,005	125,773	125,473	90.9%	86.6%
New Jersey	45	35,357	35,365	3,410,097	3,412,109	90.4%	87.7%
New Mexico	3	1,594	1,580	215,704	216,024	85.4%	83.8%
New York	20	16,708	16,724	1,379,665	1,381,997	89.3%	87.7%
Ohio	18	9,634	9,615	1,255,321	1,247,281	90.5%	85.1%
Oregon	3	2,142	2,133	250,610	250,420	90.2%	90.0%
Pennsylvania	9	5,717	5,718	649,475	655,805	89.9%	89.2%
Rhode Island	2	1,176	1,183	131,486	130,596	83.9%	83.1%
South Carolina	5	2,697	2,702	327,600	327,750	86.6%	85.0%
Tennessee	10	5,450	5,402	743,695	737,280	84.6%	82.0%
Texas	25	16,143	16,102	1,894,506	1,894,080	88.7%	85.6%
Utah	7	3,529	3,524	444,485	444,842	90.8%	90.0%
Virginia	11	7,485	7,492	757,696	757,487	89.0%	87.6%
Washington	5	3,058	3,058	370,630	370,645	83.1%	88.0%
Total Wholly-Owned Stabilized	437	293,413	292,649	31,667,913	31,616,809	88.5%	85.7%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2013 (1)	Number of Units as of March 31, 2012	Net Rentable Square Feet as of March 31, 2013 (2)	Net Rentable Square Feet as of March 31, 2012	Square Foot Occupancy % March 31, 2013	Square Foot Occupancy % March 31, 2012

Joint-Venture properties
Alabama	2	1,149	1,147	145,213	145,113	93.3%	86.6%
Arizona	7	4,212	4,200	493,041	494,272	89.1%	88.8%
California	78	56,573	56,262	5,822,110	5,821,652	90.4%	88.4%
Colorado	2	1,320	1,316	158,553	158,513	91.4%	85.3%
Connecticut	7	5,295	5,301	611,615	612,765	89.2%	87.8%
Delaware	1	589	587	71,680	71,680	92.3%	87.8%
Florida	19	15,241	15,326	1,529,060	1,542,986	88.4%	85.8%
Georgia	2	1,060	1,064	151,524	152,384	84.1%	78.4%
Illinois	5	3,399	3,351	362,528	362,066	91.3%	87.5%
Indiana	5	2,169	2,133	284,991	284,356	92.8%	89.7%
Kansas	2	843	836	109,125	108,965	87.9%	81.3%
Kentucky	4	2,289	2,281	269,963	270,645	89.3%	85.6%
Maryland	12	9,650	9,618	952,680	948,030	89.5%	87.2%
Massachusetts	13	6,876	6,871	781,991	777,507	90.7%	86.0%
Michigan	8	4,755	4,703	611,508	611,953	91.9%	90.3%
Missouri	1	530	531	61,225	61,275	93.4%	87.7%
Nevada	5	3,061	3,072	327,198	326,845	85.0%	78.8%
New Hampshire	3	1,309	1,309	137,024	136,864	90.2%	85.8%
New Jersey	16	12,950	12,872	1,359,499	1,356,878	90.4%	88.0%
New Mexico	7	3,610	3,603	394,494	398,376	81.6%	83.5%
New York	13	14,115	14,124	1,106,194	1,106,175	92.4%	89.5%
Ohio	8	3,946	3,926	531,937	532,477	88.4%	87.0%
Oregon	1	652	651	64,970	64,970	95.4%	93.4%
Pennsylvania	10	7,949	7,946	799,865	800,217	89.3%	89.6%
Tennessee	17	9,299	9,242	1,213,086	1,214,959	86.2%	84.6%
Texas	17	10,549	10,496	1,388,076	1,385,005	89.9%	89.0%
Virginia	13	9,335	9,341	992,806	993,144	89.2%	88.5%
Washington, DC	1	1,529	1,529	101,989	101,989	90.7%	90.9%
Total Joint-Venture Stabilized	279	194,254	193,638	20,833,945	20,842,061	89.6%	87.5%

Managed Properties
Arizona	2	1,288	1,288	147,465	147,330	65.9%	57.8%
California	59	39,548	39,846	5,227,711	5,212,739	74.1%	71.5%
Colorado	5	2,082	2,091	226,052	226,244	93.3%	85.5%
Connecticut	1	482	488	61,480	61,240	80.9%	75.8%
Florida	23	13,472	13,471	1,627,496	1,618,825	77.2%	75.0%
Georgia	4	2,339	2,329	351,519	347,819	80.9%	74.8%
Hawaii	3	3,430	3,490	195,008	202,801	68.8%	59.7%
Illinois	10	5,935	5,910	630,731	634,134	84.5%	78.7%
Indiana	9	5,031	5,037	619,357	619,307	68.0%	67.5%
Kentucky	1	535	528	66,868	66,100	85.2%	91.6%
Louisiana	1	1,006	1,013	134,190	135,540	75.4%	67.4%
Maryland	7	4,236	4,217	447,935	448,335	91.5%	88.0%
Massachusetts	4	4,268	4,282	376,623	379,248	62.4%	60.9%
Mississippi	1	1,204	1,204	165,635	165,635	68.0%	68.0%
Missouri	2	1,208	1,219	151,716	152,736	86.5%	81.5%
Nevada	2	1,562	1,563	170,625	170,535	78.8%	75.4%
New Jersey	7	4,049	4,061	425,123	423,203	79.6%	76.7%
New Mexico	2	1,108	1,107	131,837	132,262	88.2%	87.9%
North Carolina	9	5,577	5,665	658,906	656,527	82.9%	80.5%
Ohio	10	3,516	3,516	491,354	491,354	70.1%	70.1%
Pennsylvania	16	7,816	7,871	927,166	929,094	83.3%	80.4%
South Carolina	2	1,323	1,352	164,815	164,865	87.0%	77.1%
Tennessee	3	1,506	1,490	206,465	205,225	87.3%	87.0%
Texas	18	9,101	8,997	1,225,159	1,217,154	79.8%	78.9%
Utah	1	795	795	136,005	136,005	77.2%	77.2%
Virginia	4	2,517	2,516	258,606	258,597	77.3%	77.4%
Washington	1	468	464	56,590	56,590	83.9%	80.1%
Washington, DC	2	1,263	1,263	112,459	112,459	86.6%	90.5%
Puerto Rico	4	2,733	2,733	287,907	287,907	80.7%	80.7%
Total Managed Stabilized	213	129,398	129,806	15,682,803	15,659,810	77.4%	74.8%

Total Stabilized Properties	929	617,065	616,093	68,184,661	68,118,680	86.3%	83.8%

(1)       Represents unit count as of March 31, 2013, which may differ from unit count as of March 31, 2012 due to unit conversions or expansions.

(2)       Represents net rentable square feet as of March 31, 2013, which may differ from rentable square feet as of March 31, 2012 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up properties by state as of March 31, 2013 and 2012. The information as of March 31, 2012 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2013 were under our control as of March 31, 2012.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2013 (1)	Number of Units as of March 31, 2012	Net Rentable Square Feet as of March 31, 2013 (2)	Net Rentable Square Feet as of March 31, 2012	Square Foot Occupancy % March 31, 2013	Square Foot Occupancy % March 31, 2012

Wholly-Owned Properties
Arizona	1	633	636	71,355	71,355	60.7%	40.7%
California	3	2,164	2,172	205,948	206,478	77.1%	42.7%
Florida	4	3,196	3,313	330,930	331,130	85.6%	56.9%
Maryland	2	1,675	1,677	171,985	172,035	74.0%	49.9%
Massachusetts	1	684	690	72,760	73,020	65.7%	68.5%
New York	1	822	822	100,480	99,446	63.4%	91.3%
Utah	1	504	325	59,300	40,550	74.1%	85.5%
Total Wholly-Owned in Lease up	13	9,678	9,635	1,012,758	994,014	75.8%	57.1%

Managed properties
Colorado	2	1,043	529	117,364	62,335	52.0%	46.3%
Florida	6	4,115	4,139	403,368	401,852	68.6%	55.6%
Georgia	2	1,239	1,264	206,976	207,110	71.3%	58.1%
Maryland	3	2,258	955	215,355	88,200	44.4%	24.8%
Massachusetts	2	1,572	1,573	137,337	137,287	47.1%	35.4%
New York	1	908	—	94,545	—	29.8%	0.0%
North Carolina	2	914	608	95,538	64,477	61.5%	36.4%
Rhode Island	1	959	968	91,145	90,975	42.7%	45.1%
Texas	2	1,549	1,592	171,063	172,021	53.9%	32.1%
Utah	1	429	430	66,750	64,750	89.0%	19.6%
Virginia	1	614	—	55,545	—	13.9%	0.0%
Total Managed in Lease up	23	15,600	12,058	1,654,986	1,289,007	56.3%	44.6%

Total Lease up Properties	36	25,278	21,693	2,667,744	2,283,021	63.7%	50.0%

(1) Represents unit count as of March 31, 2013, which may differ from unit count as of March 31, 2012 due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2013, which may differ from rentable square feet as of March 31, 2012 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2013 and 2012

Overview

Results for the three months ended March 31, 2013, include the operations of 729 properties (451 of which were consolidated and 278 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2012, which included the operations of 699 properties (360 of which were consolidated and 339 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenues:
Property rental	$102,923	$75,844	$27,079	35.7%
Tenant reinsurance	10,221	8,557	1,664	19.4%
Management fees	6,178	6,586	(408)	(6.2)%
Total revenues	$119,322	$90,987	$28,335	31.1%

Property Rental — The increase in property rental revenues for the three months ended March 31, 2013 consists primarily of an increase of $21,023 associated with acquisitions completed in 2013 and 2012.  We completed 91 property acquisitions in 2012 and closed on two property acquisitions during the three months ended March 31, 2013. In addition, an increase of $5,178 resulted from increases in occupancy and rental rates to existing customers at our stabilized properties for the three months ended March 31, 2013 compared to the same period for the prior year.  Occupancy at our stabilized properties increased to 88.5% at March 31, 2013, as compared to 85.7% at March 31, 2012.  Rental rates to new tenants increased approximately 3% to 4% over the same period in the prior year.

Tenant Reinsurance — The increase in tenant reinsurance revenues was primarily due to the increase in the number of properties that were owned and/or managed by us.  At March 31, 2013, we owned and/or managed 965 properties compared to 882 at March 31, 2012.  In addition, there was an increase of overall customer participation to 67.1% at March 31, 2013 compared to 64.8% at March 31, 2012.

Management Fees — Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties.  Management fees generally represent 6% of revenues generated from properties owned by third parties and unconsolidated joint ventures.  We also earn an asset management fee from one of our joint ventures equal to 0.50% of the total asset value of the venture, provided certain conditions are met.  The decrease in management fee revenues is due primarily to the purchase our joint venture partners’ interests in 57 properties during 2012.  At March 31, 2013 we managed 515 properties, 55 of which we began to manage during the last half of the quarter, compared to 523 properties at March 31, 2012.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Expenses:
Property operations	$34,437	$26,596	$7,841	29.5%
Tenant reinsurance	1,910	1,848	62	3.4%
Acquisition related costs	452	609	(157)	(25.8)%
General and administrative	12,769	12,640	129	1.0%
Depreciation and amortization	23,025	16,524	6,501	39.3%
Total expenses	$72,593	$58,217	$14,376	24.7%

Property Operations — The increase in property operations expense during the three months ended March 31, 2013 consisted primarily of increases associated with acquisitions completed in 2013 and 2012.  We completed 91 property acquisitions in 2012 and closed on two property acquisitions during the three months ended March 31, 2013.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.  The increase was due to the increase in properties we owned and/or managed at March 31, 2013.

Acquisition Related Costs — Acquisition related costs relate to acquisition activities during the periods indicated.

General and Administrative — General and administrative expenses primarily include all expenses not directly related to the properties, including corporate payroll, travel and professional fees.  These expenses are recognized as incurred. The increase in general and administrative expenses for the three months ended March 31, 2013 was primarily due to the overall cost associated with the management of additional properties. At March 31, 2013, we owned and/or managed 965 properties, compared to 882 properties at March 31, 2012. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition of new properties.  We acquired 91 properties during 2012 and two properties during the three months ended March 31, 2013.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Other income and expenses:
Interest expense	$(17,366)	$(18,071)	$705	(3.9)%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	—	(444)	444	(100.0)%
Interest income	184	275	(91)	(33.1)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—
Equity in earnings of unconsolidated real estate ventures	2,623	2,296	327	14.2%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	2,556	5,429	(2,873)	47.1%
Income tax expense	(2,008)	(950)	(1,058)	211.4%
Total other expense, net	$(12,798)	$(10,252)	$(2,546)	24.8%

Interest Expense — The decrease in interest expense was primarily the result of a lower combined weighted average interest rate of 4.1% for the three months ended March 31 2013, compared to 4.6% for the three months ended March 31, 2012.

Non-cash Interest Expense Related to Amortization of Discount on Exchangeable Senior Notes — Represents the amortization of the discount on the $87,663 of exchangeable senior notes issued by Extra Space Storage LP, which reflects the effective interest rate relative to the carrying amount of the liability.  All of the outstanding notes were surrendered for exchange in April 2012.

Interest Income — Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred units of our Operating Partnership (the “Preferred OP units”).

Equity in Earnings of Unconsolidated Real Estate Ventures — The increase in equity in earnings of unconsolidated real estate ventures for the three months ended March 31, 2013 was due primarily to increased revenues at our joint ventures as a result of increases in occupancy and rental rates to new and existing customers.  These increases were offset by decreases related to the purchase of our joint venture partners’ interests in two joint ventures in July 2012 and November 2012.

Equity in Earnings of Unconsolidated Real Estate Ventures — Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests — During the three months ended March 31, 2013, we acquired our partner’s equity interests in two joint ventures that each held one self-storage property.  As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in fair values of our prior interests in the joint ventures from their formations to the acquisition dates.

In February 2012, a joint venture in which we held a 40% equity interest sold its only self-storage property.  As a result of the sale, the joint venture was dissolved, and we received cash proceeds which resulted in a gain of $5,429.

Income Tax Expense — For the three months ended March 31, 2013, the increase in income tax expense primarily related to increased tenant reinsurance income earned by our taxable REIT subsidiary and lower solar tax credits when compared to the same period of the prior year.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,717)	$(1,649)	$(68)	4.1%
Net income allocated to Operating Partnership and other noncontrolling interests	(789)	(655)	(134)	20.5%
Total income allocated to noncontrolling interests:	$(2,506)	$(2,304)	$(202)	8.8%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred OP units as of March 31, 2013 and 2012 equals the fixed distribution paid to the Preferred OP unit holder, plus approximately 0.9% of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of March 31, 2013 and 2012 represents approximately 2.4% and 3.1%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Income allocated to other noncontrolling interests represents the income allocated to partners in consolidated joint ventures.  The increase in net income allocated to operating partnership and other noncontrolling interests for the three months ended March 31, 2013, when compared to the same period last year, was primarily the result of an increase in net income.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Net income attributable to common stockholders	$31,425	$20,214

Adjustments:
Real estate depreciation	18,921	14,633
Amortization of intangibles	2,869	1,052
Unconsolidated joint venture real estate depreciation and amortization	1,494	1,774
Unconsolidated joint venture gain on sale of real estate assets and purchase of partners’ interests	(2,556)	(5,429)
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)
Income allocated to Operating Partnership noncontrolling interests	2,494	2,300

Funds from operations	$53,209	$33,106

SAME-STORE STABILIZED PROPERTY RESULTS

We consider our same-store stabilized portfolio to consist of only those properties that were wholly-owned at the beginning and at the end of the applicable periods presented that have achieved stabilization as of the first day of such period. The following table presents operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the properties shown below because these results provide information relating to property-level operating changes without the effects of acquisitions or completed developments.

	For the Three Months Ended March 31,		Percent
	2013	2012	Change
Same-store rental and tenant reinsurance revenues	$82,818	$77,019	7.5%
Same-store operating and tenant reinsurance expenses	26,414	26,133	1.1%
Same-store net operating income	$56,404	$50,886	10.8%

Non same-store rental and tenant reinsurance revenues	$30,326	$7,382	310.8%
Non same-store operating and tenant reinsurance expenses	$9,933	$2,311	329.8%

Total rental and tenant reinsurance revenues	$113,144	$84,401	34.1%
Total operating and tenant reinsurance expenses	$36,347	$28,444	27.8%

Same-store square foot occupancy as of quarter end	88.6%	85.7%

Properties included in same-store	344	344

The increases in same-store rental revenues for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, were due primarily to an increase in occupancy of 2.9%, a decrease in discounts, and an average increase of 3% to 4% in incoming rates to new tenants.  The increase in same-store operating expenses was primarily due to higher payroll, property tax and credit card expenses, offset by lower advertising, utility and office expenses.

CASH FLOWS

Cash flows provided by operating activities were $51,116 and $40,790, respectively, for the three months ended March 31, 2013 and 2012. The increase compared to the same period of the prior year primarily relates to increases in net income of $11,413, and depreciation and amortization of $6,501, offset by a decrease in the change in receivables from related parties and affiliated joint ventures of $3,379 and a non-cash gain on the purchase of a joint venture partners’ interests of $2,556.

Cash used in investing activities was $23,345 and $16,395, respectively, for the three months ended March 31, 2013 and 2012.  The increase relates primarily to an increase in restricted cash of $4,676 and a decrease in the return of investment of real estate ventures of $1,492.

Cash used in financing activities was $22,981 and $13,304, respectively, for the three months ended March 31, 2013 and 2012.  The increase related primarily to an increase of $8,728 in dividends paid on common stock. Additionally, there was a decrease of $125,194 in proceeds from notes payable and lines of credit that was offset by a decrease of $123,136 in cash used for principal payments on notes payable and lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $35,575 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2012 and the first three months of 2013, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the periods indicated.  All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of March 31, 2013
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$5,000	$75,000	2.35%	2/13/2009	2/13/2014	LIBOR plus 2.15%	(1)
Credit Line 2	15,000	75,000	2.40%	6/4/2010	5/31/2013	LIBOR plus 2.20%	(2)
Credit Line 3	40,000	40,000	2.40%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)
Credit Line 4	40,000	50,000	2.35%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)
	$100,000	$240,000

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

As of March 31, 2013, we had $1,581,144 face value of debt, resulting in a debt to total market capitalization ratio of 26.0%.  As of March 31, 2013, the ratio of total fixed-rate debt and other instruments to total debt was 80.2% (including $800,031 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2013 was 4.1%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2013.

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

Our liquidity needs consist primarily of cash distributions to stockholders, property acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We may from time to time seek to retire or repurchase shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow or cash balances will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

OFF-BALANCE SHEET ARRANGEMENTS

Except as disclosed in the notes to our consolidated financial statements of our most recently filed Annual Report on Form 10-K, we do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our condensed consolidated financial statements, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

CONTRACTUAL OBLIGATIONS

The following table presents information on payments due by period as of March 31, 2013:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$67,458	$7,400	$11,671	$6,387	$42,000
Notes payable, notes payable to trusts and lines of credit
Interest	369,214	61,694	103,928	63,343	140,249
Principal	1,581,144	200,255	300,627	491,832	588,430
Total contractual obligations	$2,017,816	$269,349	$416,226	$561,562	$770,679

The operating leases above include minimum future lease payments on ground leases for 17 of our operating properties as well as leases of our corporate offices.  Two ground leases include additional contingent rental payments based on the level of revenue achieved at the property.

At March 31, 2013, the weighted-average interest rate for all fixed-rate loans was 4.6%, and the weighted-average interest rate for all variable-rate loans was 2.3%.

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

As of March 31, 2013, we had approximately $1.6 billion in total debt, of which approximately $312.5 million was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to change by 100 basis points, the effect on interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would affect future earnings and cash flows by approximately $2.8 million annually.

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

The fair values of our fixed-rate assets and liabilities are as follows:

	March 31, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$107,215	$100,000	$108,138	$100,000
Fixed rate notes payable and notes payable to trusts	$1,317,283	$1,268,633	$1,342,957	$1,275,605

The fair value of our note receivable from Preferred Operating Partnership unit holder is based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximates the current market rate for loans with similar maturities and credit quality.  The fair values of our fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

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

101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: May 8, 2013	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)