Form 10-Q
period 2013-06-30
Extra Space Storage Inc.
filed 2013-08-08
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2013, was 111,223,834.

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

•                  failure to close pending acquisitions on expected terms, or at all;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets:
Real estate assets, net	$3,027,654	$2,991,722

Investments in unconsolidated real estate ventures	101,698	106,313
Cash and cash equivalents	206,932	30,785
Restricted cash	20,502	16,976
Receivables from related parties and affiliated real estate joint ventures	3,258	11,078
Other assets, net	72,572	66,603
Total assets	$3,432,616	$3,223,477

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,409,982	$1,369,690
Premium on notes payable	2,546	3,319
Exchangeable senior notes	250,000	—
Discount on exchangeable senior notes	(18,133)	—
Notes payable to trusts	119,590	119,590
Lines of credit	—	85,000
Accounts payable and accrued expenses	46,982	52,299
Other liabilities	31,858	48,248
Total liabilities	1,842,825	1,678,146

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 111,223,460 and 110,737,205 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,112	1,107
Paid-in capital	1,765,577	1,740,037
Accumulated other comprehensive income (deficit)	5,108	(14,273)
Accumulated deficit	(241,391)	(235,064)
Total Extra Space Storage Inc. stockholders’ equity	1,530,406	1,491,807
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	30,033	29,918
Noncontrolling interests in Operating Partnership	28,877	22,492
Other noncontrolling interests	475	1,114
Total noncontrolling interests and equity	1,589,791	1,545,331
Total liabilities, noncontrolling interests and equity	$3,432,616	$3,223,477

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Property rental	$107,340	$79,284	$210,263	$155,128
Tenant reinsurance	12,110	9,008	22,331	17,565
Management fees	6,796	6,659	12,974	13,245
Total revenues	126,246	94,951	245,568	185,938

Expenses:
Property operations	33,462	26,012	67,899	52,608
Tenant reinsurance	2,202	1,424	4,112	3,272
Acquisition related costs	683	469	1,135	1,078
General and administrative	13,739	12,545	26,508	25,185
Depreciation and amortization	22,785	16,626	45,810	33,150
Total expenses	72,871	57,076	145,464	115,293

Income from operations	53,375	37,875	100,104	70,645

Gain on sale of real estate assets	800	—	800	—
Interest expense	(18,362)	(15,854)	(35,728)	(33,925)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(113)	—	(113)	(444)
Interest income	133	448	317	723
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	2,425	2,425
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	37,045	23,681	67,805	39,424

Equity in earnings of unconsolidated real estate ventures	2,914	2,698	5,537	4,994
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	—	—	2,556	5,429
Income tax expense	(2,858)	(1,634)	(4,866)	(2,584)
Net income	37,101	24,745	71,032	47,263
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,745)	(1,654)	(3,462)	(3,303)
Net income allocated to Operating Partnership and other noncontrolling interests	(890)	(678)	(1,679)	(1,333)
Net income attributable to common stockholders	$34,466	$22,413	$65,891	$42,627

Net income per common share
Basic	$0.31	$0.22	$0.59	$0.43
Diluted	$0.31	$0.22	$0.59	$0.43

Weighted average number of shares
Basic	111,137,437	102,107,535	110,974,504	98,497,788
Diluted	115,359,245	106,653,965	115,237,500	103,063,565

Cash dividends paid per common share	$0.40	$0.20	$0.65	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$37,101	$24,745	$71,032	$47,263

Other comprehensive income (loss):
Change in fair value of interest rate swaps	18,469	(3,517)	20,040	(3,732)
Total comprehensive income	55,570	21,228	91,072	43,531
Less: comprehensive income attributable to noncontrolling interests	3,237	2,198	5,800	4,493
Comprehensive income attributable to common stockholders	$52,333	$19,030	$85,272	$39,038

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
							Accumulated
	Preferred						Other
	Operating	Operating				Paid-in	Comprehensive	Accumulated	Total
	Partnership	Partnership	Other	Shares	Par Value	Capital	Income (Deficit)	Deficit	Equity
Balances at December 31, 2012	$29,918	$22,492	$1,114	110,737,205	$1,107	$1,740,037	$(14,273)	$(235,064)	$1,545,331

Issuance of common stock upon the exercise of options	—	—	—	369,363	4	5,548	—	—	5,552
Restricted stock grants issued	—	—	—	130,302	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	(13,410)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,585	—	—	2,585
Purchase of additional equity interests in existing consolidated joint ventures	—	—	(635)	—	—	(515)	—	—	(1,150)
Issuance of exchangeable senior notes - equity component	—	—	—	—	—	14,496	—	—	14,496
Issuance of Operating Partnership units for interest in real estate assets	—	6,130	—	—	—	—	—	—	6,130
Redemption of Operating Partnership units for cash	—	(41)	—	—	—	—	—	—	(41)
Net income	3,462	1,656	23	—	—	—	—	65,891	71,032
Other comprehensive income	171	488	—	—	—	—	19,381	—	20,040
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	3,426	—	—	3,426
Distributions to Operating Partnership units held by noncontrolling interests	(3,518)	(1,848)	—	—	—	—	—	—	(5,366)
Distributions to other noncontrolling interests	—	—	(27)	—	—	—	—	—	(27)
Dividends paid on common stock at $0.65 per share	—	—	—	—	—	—	—	(72,218)	(72,218)
Balances at June 30, 2013	$30,033	$28,877	$475	111,223,460	$1,112	$1,765,577	$5,108	$(241,391)	$1,589,791

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$71,032	$47,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,810	33,150
Amortization of deferred financing costs	3,035	3,370
Non-cash interest expense related to amortization of discount on exchangeable senior notes	113	444
Non-cash interest expense related to amortization of premium on notes payable	(773)	(631)
Compensation expense related to stock-based awards	2,585	2,321
Gain on purchase of joint venture partners’ interests	(2,556)	—
Distributions from unconsolidated real estate ventures in excess of earnings	1,924	186
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	5,561	2,541
Other assets	1,948	1,161
Accounts payable and accrued expenses	(5,317)	2,044
Other liabilities	3,189	772
Net cash provided by operating activities	126,551	92,621

Cash flows from investing activities:
Acquisition, development and redevelopment of real estate assets	(62,036)	(46,497)
Proceeds from sale of real estate assets	929	—
Investments in unconsolidated real estate ventures	(955)	(702)
Return of investment in unconsolidated real estate ventures	—	1,848
Change in restricted cash	(3,526)	(11,466)
Purchase of notes receivable	—	(7,875)
Purchase of equipment and fixtures	(1,478)	(1,223)
Net cash used in investing activities	(67,066)	(65,915)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	226,698
Net proceeds from issuance of exchangeable senior notes	246,250	—
Repurchase of exchangeable senior notes	—	(87,663)
Proceeds from notes payable and lines of credit	267,960	326,481
Principal payments on notes payable and lines of credit	(319,790)	(290,069)
Deferred financing costs	(5,658)	(4,791)
Redemption of Operating Partnership units held by noncontrolling interest	(41)	(155)
Net proceeds from exercise of stock options	5,552	6,138
Dividends paid on common stock	(72,218)	(39,829)
Distributions to noncontrolling interests	(5,393)	(4,498)
Net cash provided by financing activities	116,662	132,312
Net increase in cash and cash equivalents	176,147	159,018
Cash and cash equivalents, beginning of the period	30,785	26,484
Cash and cash equivalents, end of the period	$206,932	$185,502

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$32,548	$31,215
Income taxes paid	1,198	473

Supplemental schedule of noncash investing and financing activities:
Tax effect from vesting of restricted stock grants and stock option exercises:
Other assets	$3,426	$2,238
Paid-in capital	(3,426)	(2,238)
Acquisitions of real estate assets
Real estate assets, net	$15,503	$429
Notes payable assumed	(7,122)	—
Operating Partnership units issued	(6,130)	(429)
Receivables from related parties and affiliated real estate joint ventures	(2,251)	—
Receivable from sale of interest in real estate ventures
Other assets	$—	$3,349
Investments in unconsolidated real estate ventures	—	(3,349)

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

The Company invests in self-storage facilities by acquiring wholly-owned facilities or by acquiring an equity interest in real estate entities.  At June 30, 2013, the Company had direct and indirect equity interests in 732 operating storage facilities.  In addition, the Company managed 242 properties for third parties, bringing the total number of operating properties which it owns and/or manages to 974.  These properties are located in 35 states, Washington, D.C. and Puerto Rico.

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. The rental operations activities include rental operations of self-storage facilities. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self-storage facilities. The Company’s property management, acquisition and development activities include managing, acquiring, developing and redeveloping self-storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet as of December 31, 2012, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company adopted the amended standards beginning January 1, 2013 and presents accumulated other comprehensive income in accordance with the requirements of the standard.

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

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2013, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$9,687	$—	$9,687	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(5,037)	$—	$(5,037)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2013.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 approximate fair value. The fair value of the Company’s note receivable from Preferred Operating Partnership unit holder was based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality.  The fair values of the Company’s fixed-rate notes payable, notes payable to trusts and exchangeable senior notes were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$104,276	$100,000	$108,138	$100,000
Fixed rate notes payable and notes payable to trusts	$1,258,731	$1,257,954	$1,342,957	$1,275,605
Exchangeable senior notes	$231,250	$250,000	$—	$—

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

The Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes”) issued and outstanding as of June 30, 2013.  The Notes could potentially have a dilutive effect on the Company’s earnings per share calculations.  The Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes.  The exchange price of the Notes was $55.69 per share as of June 30, 2013, and could change over time as described in the indenture.  The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.  Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation.  For the three and six months ended June 30, 2013 no shares related to the Notes were included in the computation for diluted earnings per share as the per share price of the Company’s common stock during this period did not exceed the exchange price.

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

For the three months ended June 30, 2013 and 2012, options to purchase 52,471 and 66,042 shares of common stock, respectively, and for the six months ended June 30, 2013 and 2012, options to purchase 39,171 and 48,980 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share was as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$34,466	$22,413	$65,891	$42,627
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	2,624	2,325	5,118	4,625
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,437)	(2,875)	(2,875)
Net income for diluted computations	$35,652	$23,301	$68,134	$44,377

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	111,137,437	102,107,535	110,974,504	98,497,788
Operating Partnership units	2,898,510	3,060,467	2,898,510	3,060,467
Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Shares related to dilutive and cancelled stock options	333,318	495,983	374,506	515,330
Average number of common shares outstanding - diluted	115,359,245	106,653,965	115,237,500	103,063,565

Net income per common share
Basic	$0.31	$0.22	$0.59	$0.43
Diluted	$0.31	$0.22	$0.59	$0.43

5.              PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table summarizes the Company’s acquisitions of operating properties for the six months ended June 30, 2013, and does not include purchases of land, purchases of additional equity interests in existing consolidated joint ventures or improvements made to existing assets:

			Consideration Paid									Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non-cash gain	Notes Issued to/from Seller	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed	Notes
Maryland	1	2/13/2013	$12,321	$8,029	$—	$2,215	$—	$2,273	$(196)	$—	—	$1,266	$10,789	$260	$6	(1)
Illinois	1	2/13/2013	11,083	7,592	—	341	2,251	1,173	(274)	—	—	1,318	9,485	190	90	(1)
Hawaii	2	5/3/2013	27,560	27,648	—	—	—	—	(88)	—	—	5,991	20,976	438	155
Texas	1	5/8/2013	7,104	7,057	—	—	—	—	47	—	—	1,374	5,636	86	8
Maryland	1	6/10/2013	13,688	500	7,122	—	—	—	(64)	6,130	143,860	2,160	11,340	—	188
2013 Totals	6		$71,756	$50,826	$7,122	$2,556	$2,251	$3,446	$(575)	$6,130	143,860	$12,109	$58,226	$974	$447

(1) Acquired from an affiliated joint venture

In June 2013, the Company recorded a gain of $800 due to the condemnation of a portion of land at one self-storage property in California that resulted from eminent domain.

On May 16, 2013, the Company sold a property located in New York for $950.  No gain or loss was recorded as a result of the sale.

6.              VARIABLE INTERESTS

The Company has an interest in one unconsolidated joint venture with an unrelated third party which is a variable interest entity (“VIE”). The Company holds an 18% equity interest and a 50% profit interest in the VIE joint venture (“VIE JV”), and has 50% of the voting rights in the VIE JV. Qualification as a VIE was based on the determination that the equity investment at risk for this joint venture was not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for this joint venture to determine which party was the primary beneficiary. The Company determined that, since the powers to direct the activities most significant to the economic performance of this entity are shared equally by the Company and its joint venture partner, there is no primary beneficiary. Accordingly, this interest is recorded using the equity method.

The VIE JV owns a single self-storage property. This joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partner, (2) a primary mortgage note payable and (3) amounts payable to the Company. The amounts payable to the Company consist of expenses paid on behalf of the joint venture by the Company as manager and a secondary mortgage note payable to the Company. The Company performs management services for the VIE JV in exchange for a management fee of approximately 6% of cash collected by the property. Except as disclosed, the Company has not provided financial or other support during the periods presented to the VIE JV that it was not previously contractually obligated to provide.

The Company guarantees the primary mortgage note payable for the VIE JV. The Company’s maximum exposure to loss for this joint venture as of June 30, 2013 is the total of the guaranteed loan balance, amounts payable to the Company and the Company’s investment balance in the joint venture. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantee is unlikely and, therefore, no liability has been recorded related to this guarantee. Additionally, repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company.

The following table compares the Company’s liability balance to the VIE JV and the maximum exposure to loss as of June 30, 2013:

			Balance of	Amounts	Maximum
	Liability	Investment	Guaranteed	Payable to	Exposure
	Balance	Balance	Loan	the Company	to Loss	Difference
Extra Space of Sacramento One LLC	$—	$(1,064)	$4,307	$6,044	$9,287	$(9,287)

The Operating Partnership has three wholly-owned unconsolidated subsidiaries (“Trust,” “Trust II” and “Trust III,” together, the “Trusts”) that have issued trust preferred securities to third parties and common securities to the Operating Partnership.

The proceeds from the sale of the preferred and common securities were loaned in the form of notes to the Operating Partnership.  The Trusts are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have the power to direct the activities of the entities that most significantly affect the entities’ economic performance because of their lack of voting or similar rights.  Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered an equity investment at risk.  The Operating Partnership’s investment in the Trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the Trusts.  Since the Company is not the primary beneficiary of the Trusts, they have not been consolidated.  A debt obligation has been recorded in the form of notes for the proceeds as discussed above, which are owed to the Trusts.  The Company has also included its investment in the Trusts’ common securities in other assets on the condensed consolidated balance sheets.

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of June 30, 2013:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the six months ended June 30, 2013 or 2012.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests.  During the six months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table summarizes the terms of the Company’s 21 derivative financial instruments as of June 30, 2013:

Hedge Product	Current Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,873 - $97,211	2.79% - 6.98%	7/1/2009 - 5/6/2013	7/1/2014 - 4/1/2021

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	June 30, 2013		December 31, 2012
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments:	Location	Value	Location	Value
Swap Agreements	Other assets	$9,687	Other assets	$—
Swap Agreements	Other liabilities	$(5,037)	Other liabilities	$(15,228)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the REIT:

	Classification of	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Type	Income (Expense)	2013	2012	2013	2012
Swap Agreements	Interest expense	$(2,129)	$(1,397)	$(4,282)	$(2,515)

	Gain (loss)		Gain (loss) reclassified
	recognized in OCI	Location of amounts	from OCI
		reclassified from OCI	For the Six Months
Type	June 30, 2013	into income	Ended June 30, 2013
Swap Agreements	$15,222	Interest expense	$(4,282)

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

As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $5,166. As of June 30, 2013, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2013, it could have been required to settle its obligations under the agreements at their termination value of $5,166.

8.              EXCHANGEABLE SENIOR NOTES

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750.  Costs incurred to issue the Notes were approximately $1,672.  These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheet.  The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company.  Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033.  The Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s option.  The initial exchange rate of the Notes is approximately 17.96 shares of the Company’s common stock per $1,000 principal amount of the Notes.

The Operating Partnership may redeem the Notes at any time to preserve the Company’s status as a REIT.  In addition, on or after July 5, 2018, the Operating Partnership may redeem the Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the Notes.  The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes for cash, in whole or in part, on July 1 of the years 2018, 2023, and 2028, and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.  Certain events are considered “Events of Default,” as defined in the indenture governing the Notes, which may result in the accelerated maturity of the Notes.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company therefore accounts for the liability and equity components of the Notes separately.  The equity component is included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component.  The discount is being amortized as interest expense over the remaining period of the debt through its first redemption date, July 1, 2018. The effective interest rate on the liability component is 4.0%.

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount were as follows for the periods indicated:

	June 30, 2013	December 31, 2012
Carrying amount of equity component	$14,496	$—

Principal amount of liability component	$250,000	$—
Unamortized discount - equity component	(14,383)	—
Unamortized cash discount	(3,750)	—
Net carrying amount of liability component	$231,867	$—

$87,663 of the Operating Partnership’s 3.625% Exchangeable Senior Notes due 2027 (“the 2007 Notes”) were issued and outstanding prior to April 2012, when all of the outstanding 2007 Notes were surrendered for exchange.

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes and the 2007 Notes was as follows for the periods indicated:

	For the Six Months Ended June 30,
	2013	2012
Contractual interest	$146	$794
Amortization of discount on equity component	113	444
Total interest expense recognized	$259	$1,238

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

10.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 96.6% majority ownership interest therein as of June 30, 2013. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 3.4% are held by certain former owners of assets acquired by the Operating Partnership.  As of June 30, 2013, the Operating Partnership had 2,898,510 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at June 30, 2013, was $42.00 and there were 2,898,510 common OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their common OP units on June 30, 2013, and the

Company elected to pay the noncontrolling members cash, the Company would have paid $121,737 in cash consideration to redeem the OP units.

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

11.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in two consolidated self-storage properties as of June 30, 2013.  One of these consolidated properties was undeveloped at June 30, 2013.  The ownership interests of the third-party owners range from 3.3% to 10.0%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third-party owners based on percentages outlined in the related agreements are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

In February 2013, the Company purchased one of its joint venture partner’s 1.7% capital interest and 17% profit interest in one of these consolidated properties for $200.  As a result, the Company’s capital interest percentage in this joint venture increased from 95% to 96.7%.  Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction.  The carrying amount of the noncontrolling interest was reduced to reflect the purchase and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

In May 2013, the Company purchased one of its joint venture partner’s 27.65% capital interest and 35% profit interest in a previously unconsolidated joint venture for $950.  The partner’s interest was reported in other noncontrolling interests prior to the purchase.  As a result of the acquisition, the property became wholly-owned by the Company.  Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction.  The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

12.       EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES — GAIN ON SALE OF REAL ESTATE ASSETS AND PURCHASE OF JOINT VENTURE PARTNERS’ INTERESTS

On February 13, 2013, the Company acquired its joint venture partner’s 48% equity interest in Extra Space of Eastern Avenue LLC (“Eastern Avenue”), which owned one self-storage property located in Maryland, for approximately $5,979. Prior to the acquisition, the remaining 52% interest was owned by the Company, which accounted for its investment in Eastern Avenue using the equity method. The Company recorded a non-cash gain of $2,215 related to this transaction, which represents the increase in fair value of the Company’s interest in Eastern Avenue from its formation to the acquisition date.

On February 13, 2013, the Company acquired its joint venture partner’s 61% equity interest in Extra Space of Montrose Avenue LLC (“Montrose”), which owned one self-storage property located in Illinois, for approximately $6,878. Prior to the acquisition, the remaining 39% interest was owned by the Company, which accounted for its investment in Montrose using the equity method. The Company recorded a non-cash gain of $341 related to this transaction, which represents the increase in fair value of the Company’s interest in the joint venture from its formation to the acquisition date.

On February 17, 2012, a joint venture in which the Company held a 40% equity interest sold its only self-storage property, which was located in New York. As a result of the sale, the joint venture was dissolved, and the Company received proceeds which resulted in a cash gain of $5,429.

On January 15, 2012, the Company sold its 40% equity interest in U-Storage de Mexico S.A. and related entities to its joint venture partners for $4,841. The Company received cash of $1,492 and a note receivable of $3,349. No gain or loss was recorded on the sale. At June 30, 2013, the balance of the note receivable was $1,500.  The note receivable is due December 31, 2014.

13.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned properties are eliminated in consolidation.  Financial information for the Company’s business segments is presented below:

	June 30, 2013	December 31, 2012
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$101,698	$106,313

Total assets
Rental operations	$3,024,448	$2,981,927
Tenant reinsurance	34,524	27,645
Property management, acquisition and development	373,644	213,905
	$3,432,616	$3,223,477

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Statement of Operations
Total revenues
Rental operations	$107,340	$79,284	$210,263	$155,128
Tenant reinsurance	12,110	9,008	22,331	17,565
Property management, acquisition and development	6,796	6,659	12,974	13,245
	126,246	94,951	245,568	185,938

Operating expenses, including depreciation and amortization
Rental operations	54,904	41,701	110,872	83,826
Tenant reinsurance	2,202	1,424	4,112	3,272
Property management, acquisition and development	15,765	13,951	30,480	28,195
	72,871	57,076	145,464	115,293

Income (loss) from operations
Rental operations	52,436	37,583	99,391	71,302
Tenant reinsurance	9,908	7,584	18,219	14,293
Property management, acquisition and development	(8,969)	(7,292)	(17,506)	(14,950)
	53,375	37,875	100,104	70,645

Gain on sale of real estate assets
Rental operations	800	—	800	—

Interest expense
Rental operations	(18,069)	(15,590)	(35,049)	(33,374)
Property management, acquisition and development	(293)	(264)	(679)	(551)
	(18,362)	(15,854)	(35,728)	(33,925)

Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(113)	—	(113)	(444)

Interest income
Tenant reinsurance	4	3	8	6
Property management, acquisition and development	129	445	309	717
	133	448	317	723

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,212	1,212	2,425	2,425

Equity in earnings of unconsolidated real estate ventures
Rental operations	2,914	2,698	5,537	4,994

Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners’ interests
Rental operations	—	—	2,556	5,429

Income tax expense
Tenant reinsurance	(6,379)	(2,655)	(9,245)	(5,005)
Property management, acquisition and development	3,521	1,021	4,379	2,421
	(2,858)	(1,634)	(4,866)	(2,584)

Net income (loss)
Rental operations	38,081	24,691	73,235	48,351
Tenant reinsurance	3,533	4,932	8,982	9,294
Property management, acquisition and development	(4,513)	(4,878)	(11,185)	(10,382)
	$37,101	$24,745	$71,032	$47,263

Depreciation and amortization expense
Rental operations	$21,442	$15,689	$42,973	$31,218
Property management, acquisition and development	1,343	937	2,837	1,932
	$22,785	$16,626	$45,810	$33,150

14.       COMMITMENTS AND CONTINGENCIES

The Company has fully guaranteed a loan for the following unconsolidated joint venture:

Estimated
		Loan		Fair Market
	Date of	Maturity	Guaranteed	Value of
	Guaranty	Date	Loan Amount	Assets
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,377

If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to this guarantee as of June 30, 2013, as the fair value of the guarantee was not material. The Company believes the risk of incurring a material loss as a result of having to perform on this guarantee is remote.

The Company has been involved in routine litigation arising in the ordinary course of business. As a result of these litigation matters, the Company recorded a liability of $1,800 during the year ended December 31, 2011, the balance of which is included in other liabilities on the consolidated balance sheets. The Company does not believe that the loss related to these litigation matters will be in excess of the current amount accrued.  As of June 30, 2013, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

15.       SUBSEQUENT EVENTS

On July 25, 2013, the Company acquired two properties located in Arizona for an approximate purchase price of $9,310.

Extra Space Storage Inc.

Management’s Discussion and Analysis

Amounts in thousands, except property and share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2012. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.” (Amounts in thousands, except property and share data, unless otherwise stated).

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

PROPERTIES

As of June 30, 2013, we owned or had ownership interests in 732 operating self-storage properties. Of these properties, 453 were wholly-owned and 279 were held in joint ventures. In addition, we managed 242 properties for third parties, bringing the total number of operating properties that we owned and/or managed to 974. These properties are located in 35 states, Washington, D.C. and Puerto Rico.  As of June 30, 2013, we owned and/or managed approximately 71.0 million square feet of space with approximately 649,000 units.

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

As of June 30, 2013, over 550,000 tenants were leasing storage units at our 974 operating properties,  primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as markets permit.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2013, the average length of stay was approximately 12.4 months. These existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends.  The average annual rent per square foot for our existing customers at these stabilized properties, net of discounts and bad debt, was $13.75 at June 30, 2013, compared to $13.24 at June 30, 2012.  This compares to our average annual rent per square foot for new leases of $14.42 at June 30, 2013, compared to $14.04 at June 30, 2012.  The average discounts, as a percentage of rental revenues, during these periods were 5.1% and 5.8%, respectively.

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

The following table presents additional information regarding the occupancy of our stabilized properties by state as of June 30, 2013 and 2012. The information as of June 30, 2012, is on a pro forma basis as though all the properties owned and/or managed at June 30, 2013, were under our control as of June 30, 2012.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2013 (1)	Number of Units as of June 30, 2012	Net Rentable Square Feet as of June 30, 2013 (2)	Net Rentable Square Feet as of June 30, 2012	Square Foot Occupancy % June 30, 2013	Square Foot Occupancy % June 30, 2012

Wholly-Owned Properties
Alabama	4	1,972	1,966	233,617	233,799	91.3%	89.5%
Arizona	9	5,758	5,739	685,370	685,825	88.9%	87.1%
California	83	61,571	61,434	6,375,976	6,398,171	88.1%	86.0%
Colorado	11	5,287	5,255	655,295	660,845	94.7%	94.4%
Connecticut	4	2,643	2,648	257,788	257,818	93.2%	94.4%
Florida	46	31,527	31,529	3,423,850	3,421,867	88.3%	84.9%
Georgia	17	9,216	9,196	1,176,857	1,172,806	89.7%	90.3%
Hawaii	4	5,119	5,065	266,576	264,095	76.4%	76.7%
Illinois	13	9,079	8,979	945,602	946,534	95.0%	91.8%
Indiana	9	4,706	4,592	552,843	541,609	90.6%	92.9%
Kansas	1	504	505	50,360	50,340	93.1%	92.5%
Kentucky	4	2,153	2,150	254,015	254,115	92.9%	93.3%
Louisiana	2	1,413	1,414	150,015	150,215	92.7%	91.1%
Maryland	21	15,518	15,438	1,648,887	1,641,976	92.5%	90.5%
Massachusetts	32	19,502	19,396	1,988,046	1,989,086	94.8%	91.3%
Michigan	3	1,789	1,777	254,432	253,312	92.8%	93.8%
Missouri	6	3,154	3,154	372,687	375,337	91.2%	92.9%
Nevada	5	3,195	3,211	546,699	545,673	84.5%	78.6%
New Hampshire	2	1,003	1,005	125,773	125,473	91.0%	89.5%
New Jersey	45	35,356	35,339	3,420,819	3,422,537	93.5%	92.0%
New Mexico	3	1,575	1,582	216,154	215,784	87.8%	87.2%
New York	19	16,472	16,489	1,350,321	1,353,729	90.9%	90.6%
Ohio	18	9,648	9,619	1,263,311	1,247,571	91.5%	88.8%
Oregon	3	2,143	2,134	250,410	250,410	94.2%	95.7%
Pennsylvania	9	5,696	5,725	648,205	659,845	92.0%	89.9%
Rhode Island	2	1,174	1,183	131,391	130,996	89.4%	89.0%
South Carolina	5	2,699	2,703	327,880	327,725	91.3%	91.0%
Tennessee	10	5,449	5,424	744,710	740,085	89.3%	86.9%
Texas	26	16,733	16,699	1,961,765	1,959,898	91.8%	89.4%
Utah	7	3,542	3,527	445,296	444,892	93.2%	92.7%
Virginia	11	7,493	7,490	758,452	757,672	92.6%	91.2%
Washington	5	3,064	3,050	370,783	370,680	83.1%	92.7%
Total Wholly-Owned Stabilized	439	296,153	295,417	31,854,185	31,850,720	90.7%	88.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2013 (1)	Number of Units as of June 30, 2012	Net Rentable Square Feet as of June 30, 2013 (2)	Net Rentable Square Feet as of June 30, 2012	Square Foot Occupancy % June 30, 2013	Square Foot Occupancy % June 30, 2012

Joint-Venture properties
Alabama	2	1,150	1,148	145,213	145,253	94.4%	92.1%
Arizona	7	4,219	4,203	492,841	494,071	87.6%	88.7%
California	78	56,646	56,341	5,821,052	5,822,550	91.9%	91.2%
Colorado	2	1,321	1,316	158,653	158,543	96.6%	94.0%
Connecticut	7	5,295	5,302	611,790	613,165	91.1%	89.6%
Delaware	1	589	589	71,730	72,080	91.7%	95.2%
Florida	19	15,153	15,299	1,520,903	1,540,366	89.4%	88.4%
Georgia	2	1,057	1,062	151,479	151,784	85.7%	84.8%
Illinois	5	3,442	3,357	365,283	362,048	94.7%	93.0%
Indiana	5	2,170	2,149	284,976	284,566	93.5%	95.3%
Kansas	2	842	835	109,485	108,995	84.6%	86.9%
Kentucky	4	2,220	2,289	258,645	270,793	91.2%	92.0%
Maryland	12	9,677	9,639	953,970	948,655	93.3%	91.9%
Massachusetts	13	6,886	6,879	782,236	777,782	93.9%	89.2%
Michigan	8	4,773	4,721	612,417	611,803	93.0%	94.1%
Missouri	1	531	531	61,225	61,275	95.7%	94.7%
Nevada	5	3,053	3,025	327,148	324,723	86.6%	81.2%
New Hampshire	3	1,306	1,312	136,724	137,344	90.2%	90.4%
New Jersey	16	12,945	12,877	1,358,342	1,356,786	91.3%	89.6%
New Mexico	7	3,605	3,608	398,350	398,414	84.9%	85.5%
New York	13	14,110	14,118	1,105,422	1,106,335	93.5%	91.8%
Ohio	8	3,954	3,928	531,312	532,637	92.4%	91.1%
Oregon	1	652	652	64,970	64,970	96.0%	97.9%
Pennsylvania	10	7,954	7,937	800,450	800,077	93.5%	92.9%
Tennessee	17	9,329	9,245	1,223,661	1,215,391	90.2%	88.3%
Texas	17	10,565	10,497	1,389,671	1,385,855	93.4%	92.2%
Virginia	13	9,348	9,336	994,226	993,269	93.3%	92.6%
Washington, DC	1	1,530	1,529	102,017	101,989	94.9%	93.2%
Total Joint-Venture Stabilized	279	194,322	193,724	20,834,191	20,841,519	91.8%	90.7%

Managed Properties
Arizona	1	578	578	67,485	67,460	79.8%	67.4%
California	59	39,519	39,721	5,233,306	5,220,751	76.3%	73.8%
Colorado	7	3,462	3,467	387,701	387,863	95.3%	94.9%
Connecticut	1	482	484	61,480	61,480	85.8%	81.4%
Florida	24	13,909	13,909	1,659,897	1,654,604	80.9%	79.2%
Georgia	8	3,939	3,934	592,853	588,723	86.3%	80.4%
Hawaii	4	3,863	3,915	227,081	228,146	74.6%	65.1%
Illinois	10	5,899	5,882	628,080	631,028	90.2%	87.9%
Indiana	9	5,029	5,037	619,077	619,027	80.1%	79.8%
Kentucky	1	550	530	67,268	66,100	86.0%	94.3%
Louisiana	1	1,006	1,014	134,485	135,140	82.8%	73.5%
Maryland	7	4,232	4,229	444,385	448,635	94.0%	90.5%
Massachusetts	4	4,268	4,274	376,473	378,119	73.2%	65.5%
Mississippi	1	1,204	1,204	165,635	165,635	73.8%	73.8%
Missouri	2	1,213	1,206	152,841	151,776	91.7%	84.1%
Nevada	2	1,558	1,563	170,025	170,575	79.3%	75.6%
New Jersey	7	4,072	4,078	429,153	427,933	85.7%	82.7%
New Mexico	2	1,117	1,107	131,552	132,262	90.2%	91.0%
North Carolina	9	5,630	5,650	657,948	656,650	87.1%	87.3%
Ohio	10	3,514	3,514	489,284	489,284	76.2%	76.2%
Pennsylvania	16	7,814	7,838	927,351	929,319	85.8%	84.8%
South Carolina	2	1,329	1,329	164,815	164,865	95.5%	94.3%
Tennessee	3	1,508	1,498	207,670	206,135	89.6%	88.8%
Texas	17	8,611	8,407	1,151,443	1,149,643	82.7%	80.9%
Utah	1	795	794	136,005	135,755	82.8%	79.9%
Virginia	4	2,517	2,514	258,606	258,597	85.2%	85.7%
Washington	1	472	466	56,590	56,590	89.5%	90.0%
Washington, DC	2	1,262	1,263	112,409	112,459	96.0%	93.3%
Puerto Rico	4	2,722	2,722	287,637	287,637	80.6%	80.6%
Total Managed Stabilized	219	132,074	132,127	15,998,535	15,982,191	81.6%	79.4%

Total Stabilized Properties	937	622,549	621,268	68,686,911	68,674,430	88.9%	87.3%

(1)       Represents unit count as of June 30, 2013, which may differ from unit count as of June 30, 2012 due to unit conversions or expansions.

(2)       Represents net rentable square feet as of June 30, 2013, which may differ from rentable square feet as of June 30, 2012 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up properties by state as of June 30, 2013 and 2012. The information as of June 30, 2012 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2013 were under our control as of June 30, 2012.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2013 (1)	Number of Units as of June 30, 2012	Net Rentable Square Feet as of June 30, 2013 (2)	Net Rentable Square Feet as of June 30, 2012	Square Foot Occupancy % June 30, 2013	Square Foot Occupancy % June 30, 2012

Wholly-Owned Properties
Arizona	1	632	633	71,355	71,355	70.5%	54.5%
California	3	2,147	2,170	206,785	206,243	85.8%	57.5%
Florida	4	3,174	3,271	330,730	330,930	90.8%	67.2%
Maryland	3	2,662	1,677	274,831	172,035	60.5%	61.7%
Massachusetts	1	684	690	72,280	73,020	82.7%	76.2%
New York	1	822	822	100,480	99,446	69.5%	95.3%
Utah	1	508	290	59,650	39,160	90.4%	95.3%
Total Wholly-Owned in Lease up	14	10,629	9,553	1,116,111	992,189	78.7%	67.9%

Managed properties
Colorado	2	1,035	1,038	117,384	117,384	82.7%	64.0%
Florida	6	4,120	4,147	403,233	401,783	74.9%	63.0%
Georgia	3	1,883	1,246	261,106	207,035	68.6%	65.3%
Maryland	3	2,255	1,829	215,085	170,295	61.3%	39.5%
Massachusetts	1	1,014	1,015	84,579	84,579	49.9%	29.3%
New York	1	920	920	97,023	97,084	41.0%	0.0%
North Carolina	2	909	942	96,446	96,421	89.5%	59.8%
Rhode Island	1	960	969	91,215	91,075	45.0%	46.3%
Texas	2	1,549	1,559	171,063	171,613	61.5%	40.8%
Utah	1	425	430	66,270	65,310	93.9%	53.7%
Virginia	1	614	—	55,405	—	31.5%	0.0%
Total Managed in Lease up	23	15,684	14,095	1,658,809	1,502,579	66.6%	52.2%

Total Lease up Properties	37	26,313	23,648	2,774,920	2,494,768	71.4%	58.4%

(1) Represents unit count as of June 30, 2013, which may differ from unit count as of June 30, 2012 due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2013, which may differ from rentable square feet as of June 30, 2012 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2013 and 2012

Overview

Results for the three and six months ended June 30, 2013, include the operations of 732 properties (454 of which were consolidated and 278 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2012, which included the operations of 703 properties (364 of which were consolidated and 339 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues:
Property rental	$107,340	$79,284	$28,056	35.4%	$210,263	$155,128	$55,135	35.5%
Tenant reinsurance	12,110	9,008	3,102	34.4%	22,331	17,565	4,766	27.1%
Management fees	6,796	6,659	137	2.1%	12,974	13,245	(271)	(2.0)%
Total revenues	$126,246	$94,951	$31,295	33.0%	$245,568	$185,938	$59,630	32.1%

Property Rental — The increase in property rental revenues for the three and six months ended June 30, 2013 consisted primarily of increases of $21,740 and $42,763, respectively associated with acquisitions completed in 2013 and 2012.  We completed 91 property acquisitions in 2012 and closed on six property acquisitions during the six months ended June 30, 2013. In addition, for the three and six months ended June 30, 2013, increases of $5,591 and $10,878, respectively, resulted from increases in occupancy and rental rates to existing customers at our stabilized properties, compared to the same periods for the prior year.  Occupancy at our wholly-owned stabilized properties increased to 90.7% at June 30, 2013, as compared to 88.9% at June 30, 2012.  Rental rates to new tenants increased approximately 3% to 4% over the same period in the prior year.

Tenant Reinsurance — The increase in tenant reinsurance revenues was primarily due to the increase in the number of properties we owned and/or managed.  At June 30, 2013, we owned and/or managed 974 properties compared to 882 at June 30, 2012.  In addition, there was an increase of overall customer participation to 69.1% at June 30, 2013 compared to 66.6% at June 30, 2012.

Management Fees — Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties.  Management fees generally represent 6% of revenues generated from properties owned by third parties and unconsolidated joint ventures.  We also earn an asset management fee from one of our joint ventures equal to 0.50% of the total asset value of the venture, provided certain conditions are met.  At June 30, 2013, we managed 521 properties, compared to 519 properties at June 30, 2012.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Expenses:
Property operations	$33,462	$26,012	$7,450	28.6%	$67,899	$52,608	$15,291	29.1%
Tenant reinsurance	2,202	1,424	778	54.6%	4,112	3,272	840	25.7%
Acquisition related costs	683	469	214	45.6%	1,135	1,078	57	5.3%
General and administrative	13,739	12,545	1,194	9.5%	26,508	25,185	1,323	5.3%
Depreciation and amortization	22,785	16,626	6,159	37.0%	45,810	33,150	12,660	38.2%
Total expenses	$72,871	$57,076	$15,795	27.7%	$145,464	$115,293	$30,171	26.2%

Property Operations — The increase in property operations expense during the three and six months ended June 30, 2013 consisted primarily of increases associated with acquisitions completed in 2013 and 2012.  We completed 91 property acquisitions in 2012 and closed on six property acquisitions during the six months ended June 30, 2013.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.  The increase was primarily due to the increase in the number of properties we owned and/or managed.  At June 30, 2013, we owned and/or managed 974 properties compared to 882 at June 30, 2012.  In addition, there was an increase of overall customer participation to 69.1% at June 30, 2013 compared to 66.6% at June 30, 2012.

Acquisition Related Costs — Acquisition related costs relate to acquisition activities during the periods indicated.

General and Administrative — General and administrative expenses primarily include all expenses not directly related to the properties, including corporate payroll, travel and professional fees.  These expenses are recognized as incurred. The increase in general and administrative expenses for the three and six months ended June 30, 2013 was primarily due to the overall cost associated with the management of additional properties. At June 30, 2013, we owned and/or managed 974 properties, compared to 882 properties at June 30, 2012. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition of new properties.  We acquired 91 properties during 2012 and six properties during the six months ended June 30, 2013.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Other income and expenses:
Gain on sale of real estate assets	$800	$—	$800	—	$800	$—	$800	—
Interest expense	(18,362)	(15,854)	(2,508)	15.8%	(35,728)	(33,925)	(1,803)	5.3%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(113)	—	(113)	100.0%	(113)	(444)	331	(74.5)%
Interest income	133	448	(315)	(70.3)%	317	723	(406)	(56.2)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	—	—	2,425	2,425	—	—
Equity in earnings of unconsolidated real estate ventures	2,914	2,698	216	8.0%	5,537	4,994	543	10.9%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	—	—	—	—	2,556	5,429	(2,873)	(52.9)%
Income tax expense	(2,858)	(1,634)	(1,224)	74.9%	(4,866)	(2,584)	(2,282)	88.3%
Total other expense, net	$(16,274)	$(13,130)	$(3,144)	23.9%	$(29,072)	$(23,382)	$(5,690)	24.3%

Gain on Sale of Real Estate Assets — The gain on sale of real estate assets recorded for the three and six months ended June 30, 2013 was due to the condemnation of a portion of land at one self-storage property we own in California that resulted from eminent domain.

Interest Expense — The increase in interest expense during the three and six months ended June 30, 2013 was primarily the result of increased debt.  At June 30, 2013 total debt, including our lines of credit was $1,779,572 compared to $1,308,003 at June 30, 2012.  This increase was offset by a lower combined weighted average interest rate of 3.8% for the six months ended June 30, 2013, compared to 4.5% for the six months ended June 30, 2012.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes — Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by Extra Space Storage LP (our “Operating Partnership”), which reflects the effective interest rate relative to the carrying amount of the liability.  Our Operating Partnership had $87,663 of its 3.625% Exchangeable Senior Notes due 2027 outstanding prior to April 2012, when all of these notes were surrendered for exchange, and issued $250,000 of its 2.375% Exchangeable Senior Notes in June 2013.

Interest Income — Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable.  The decrease in interest income for the three and six months ended June 30, 2013 was partially due to a decrease in notes receivable.  We held notes receivable, including notes from related parties, of $18,877 at June 30, 2012 compared to $7,220 at June 30, 2013.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred units of our Operating Partnership (the “Preferred OP units”).

Equity in Earnings of Unconsolidated Real Estate Ventures — The increase in equity in earnings of unconsolidated real estate ventures for the three and six months ended June 30, 2013 was due primarily to increased revenues at our joint ventures as a result of increases in occupancy and rental rates to new and existing customers.  These increases were offset by decreases related to the purchase of our joint venture partners’ interests in joint ventures in July 2012, November 2012 and February 2013.

Equity in Earnings of Unconsolidated Real Estate Ventures — Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests — During the six months ended June 30, 2013, we acquired our partner’s equity interests in two joint ventures that each held one self-storage property.  As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in fair values of our prior interests in the joint ventures from their formations to the acquisition dates.

In February 2012, a joint venture in which we held a 40% equity interest sold its only self-storage property.  As a result of the sale, the joint venture was dissolved, and we received proceeds which resulted in a cash gain of $5,429.

Income Tax Expense — For the three and six months ended June 30, 2013, the increase in income tax expense primarily related to increased tenant reinsurance income earned by our taxable REIT subsidiary and lower solar tax credits when compared to the same period of the prior year.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(1,745)	$(1,654)	$(91)	5.5%	$(3,462)	$(3,303)	$(159)	4.8%
Net income allocated to Operating Partnership and other noncontrolling interests	(890)	(678)	(212)	31.3%	(1,679)	(1,333)	(346)	26.0%
Total income allocated to noncontrolling interests:	$(2,635)	$(2,332)	$(303)	13.0%	$(5,141)	$(4,636)	$(505)	10.9%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — Income allocated to the Preferred OP units as of June 30, 2013 and 2012 equals the fixed distribution paid to the Preferred OP unit holder, plus approximately 0.9% of the remaining net income allocated after the adjustment for the fixed distribution paid.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of June 30, 2013 and 2012 represents approximately 2.4% and 2.9%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holder.  Income allocated to other noncontrolling interests represents the income allocated to partners in consolidated joint ventures.  The increase in net income allocated to operating partnership and other noncontrolling interests for the three and six months ended June 30, 2013, when compared to the same period last year, was primarily the result of an increase in net income.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$34,466	$22,413	$65,891	$42,627

Adjustments:
Real estate depreciation	19,156	14,861	38,077	29,494
Amortization of intangibles	2,553	988	5,422	2,040
Gain on sale of real estate assets	(800)	—	(800)	—
Unconsolidated joint venture real estate depreciation and amortization	1,491	1,828	2,985	3,602
Unconsolidated joint venture gain on sale of real estate assets and purchase of partners’ interests	—	—	(2,556)	(5,429)
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,437)	(2,875)	(2,875)
Income allocated to Operating Partnership noncontrolling interests	2,624	2,325	5,118	4,625

Funds from operations	$58,052	$40,978	$111,262	$74,084

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2013	2012	Change	2013	2012	Change
Same-store rental and tenant reinsurance revenues	$85,806	$79,627	7.8%	$168,624	$156,646	7.6%
Same-store operating and tenant reinsurance expenses	25,749	25,252	2.0%	52,163	51,385	1.5%
Same-store net operating income	$60,057	$54,375	10.4%	$116,461	$105,261	10.6%

Non same-store rental and tenant reinsurance revenues	$33,644	$8,665	288.3%	$63,970	$16,047	298.6%
Non same-store operating and tenant reinsurance expenses	$9,915	$2,184	354.0%	$19,848	$4,495	341.6%

Total rental and tenant reinsurance revenues	$119,450	$88,292	35.3%	$232,594	$172,693	34.7%
Total operating and tenant reinsurance expenses	$35,664	$27,436	30.0%	$72,011	$55,880	28.9%

Same-store square foot occupancy as of quarter end	90.8%	89.0%		90.8%	89.0%

Properties included in same-store	344	344		344	344

The increases in same-store rental and tenant reinsurance revenues for the three and six months ended June 30, 2013, as compared to the same periods ended June 30, 2012, were due primarily to an increase in occupancy of 1.8%, a decrease in discounts, and an average increase of 3% to 4% in incoming rates to new tenants.  The increases in same-store operating and tenant reinsurance expenses for the three and six months ended June 30, 2013 were primarily due to higher payroll, insurance and repairs and maintenance expenses.

CASH FLOWS

Cash flows provided by operating activities were $126,551 and $92,621, respectively, for the six months ended June 30, 2013 and 2012. The increase compared to the same period of the prior year primarily relates to increases in net income of $23,769, and depreciation and amortization of $12,660.

Cash used in investing activities was $67,066 and $65,915, respectively, for the six months ended June 30, 2013 and 2012.  The increase relates primarily to an increase in acquisition, development and redevelopment of real estate assets of $15,539 and a decrease in return of investment in real estate ventures of $1,848, offset by a decrease in restricted cash of $7,940 and a decrease in the purchase of notes receivable of $7,875.

Cash provided by financing activities was $116,662 and $132,312, respectively, for the six months ended June 30, 2013 and 2012.  The decrease related primarily to a decrease in proceeds from the sale of common stock of $226,698 and an increase in dividends paid on common stock of $32,389, offset by an increase in proceeds of $246,250 from the Operating Partnership’s issuance of its 2.375% Exchangeable Senior Notes due 2033. Additionally, there was a decrease of $87,663 in cash used to repurchase the Operating Partnership’s 3.625% Exchangeable Senior Notes due 2027, offset by a decrease in proceeds from notes payable and lines of credit of $58,521 and an increase of $29,721 in cash used for principal payments on notes payable and lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $206,932 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2012 and the first six months of 2013, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the periods indicated.  All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of June 30, 2013
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$—	$73,866	2.09%	2/13/2009	2/13/2014	LIBOR plus 1.90%	(1)
Credit Line 2	—	85,000	2.09%	6/4/2010	6/3/2016	LIBOR plus 1.90%	(2)
Credit Line 3	—	40,000	2.39%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)
Credit Line 4	—	50,000	2.34%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)
	$—	$248,866

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

As of June 30, 2013, we had $1,779,572 face value of debt, resulting in a debt to total market capitalization ratio of 26.9%.  As of June 30, 2013, the ratio of total fixed-rate debt and other instruments to total debt was 84.7% (including $830,950 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2013 was 3.8%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2013.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on payments due by period as of June 30, 2013:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$65,517	$7,340	$10,806	$5,914	$41,457
Notes payable, notes payable to trusts and lines of credit
Interest	396,446	66,051	116,117	75,863	138,415
Principal	1,779,572	90,016	360,908	674,628	654,020
Total contractual obligations	$2,241,535	$163,407	$487,831	$756,405	$833,892

The operating leases above include minimum future lease payments on ground leases for 17 of our operating properties as well as leases of our corporate offices.  Two ground leases include additional contingent rental payments based on the level of revenue achieved at the property.

At June 30, 2013, the weighted-average interest rate for all fixed-rate loans was 4.1%, and the weighted-average interest rate for all variable-rate loans was 2.3%.

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

As of June 30, 2013, we had approximately $1.8 billion in total debt, of which approximately $271.6 million was subject to variable interest rates (excluding debt with interest rate swaps). If the applicable LIBOR were to change by 100 basis points, the effect on interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would affect future earnings and cash flows by approximately $2.3 million annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$104,276	$100,000	$108,138	$100,000
Fixed rate notes payable and notes payable to trusts	$1,258,731	$1,257,954	$1,342,957	$1,275,605
Exchangeable senior notes	$231,250	$250,000	$—	$—

The fair value of our note receivable from Preferred Operating Partnership unit holder was based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality.  The fair values of our exchangeable senior notes, fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1

Indenture, dated June 21, 2013, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 2.375% Exchangeable Senior Notes due 2033 and the form of guarantee (incorporated by reference from Exhibit 4.1 of Form 8-K filed on June 21, 2013).

10.1

Registration Rights Agreement, dated June 21, 2013, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 21, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: August 8, 2013	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)