Form 10-Q
period 2013-09-30
Extra Space Storage Inc.
filed 2013-11-04
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2013, was 111,253,494.

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

•                  the impact of the regulatory environment as well as national, state and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)

Assets:
Real estate assets, net	$3,223,672	$2,991,722

Investments in unconsolidated real estate ventures	100,455	106,313
Cash and cash equivalents	81,699	30,785
Restricted cash	22,803	16,976
Receivables from related parties and affiliated real estate joint ventures	7,928	11,078
Other assets, net	81,682	66,603
Total assets	$3,518,239	$3,223,477

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,402,432	$1,369,690
Premium on notes payable	2,336	3,319
Exchangeable senior notes	250,000	—
Discount on exchangeable senior notes	(17,299)	—
Notes payable to trusts	119,590	119,590
Lines of credit	—	85,000
Accounts payable and accrued expenses	58,248	52,299
Other liabilities	34,052	48,248
Total liabilities	1,849,359	1,678,146

Commitments and contingencies

Noncontrolling interest represented by Series B Preferred Operating Partnership units	33,713	—

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 111,236,044 and 110,737,205 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,112	1,107
Paid-in capital	1,766,691	1,740,037
Accumulated other comprehensive income (deficit)	3,146	(14,273)
Accumulated deficit	(256,640)	(235,064)
Total Extra Space Storage Inc. stockholders’ equity	1,514,309	1,491,807
Noncontrolling interest represented by Series A Preferred Operating Partnership units, net of $100,000 note receivable	29,880	29,918
Noncontrolling interests in Operating Partnership	90,504	22,492
Other noncontrolling interests	474	1,114
Total noncontrolling interests and equity	1,635,167	1,545,331
Total liabilities, noncontrolling interests and equity	$3,518,239	$3,223,477

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Property rental	$113,881	$94,065	$324,144	$249,193
Tenant reinsurance	12,294	9,495	34,625	27,060
Management fees	6,936	6,231	19,910	19,476
Total revenues	133,111	109,791	378,679	295,729

Expenses:
Property operations	34,376	30,115	102,275	82,723
Tenant reinsurance	2,873	1,379	6,985	4,651
Acquisition related costs	2,427	2,486	3,562	3,564
General and administrative	13,943	12,559	40,451	37,744
Depreciation and amortization	23,428	19,768	69,238	52,918
Total expenses	77,047	66,307	222,511	181,600

Income from operations	56,064	43,484	156,168	114,129

Gain on sale of real estate assets	—	—	800	—
Loss on extinguishment of debt related to portfolio acquisition	(9,153)	—	(9,153)	—
Interest expense	(16,264)	(18,423)	(51,992)	(52,348)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(834)	—	(947)	(444)
Interest income	202	461	519	1,184
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	3,638	3,638
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	31,228	26,735	99,033	66,159

Equity in earnings of unconsolidated real estate ventures	3,405	2,854	8,942	7,848
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	—	13,620	2,556	19,049
Income tax expense	(2,281)	(1,656)	(7,147)	(4,240)
Net income	32,352	41,553	103,384	88,816
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,033)	(1,805)	(5,495)	(5,108)
Net income allocated to Operating Partnership and other noncontrolling interests	(1,074)	(1,142)	(2,753)	(2,475)
Net income attributable to common stockholders	$29,245	$38,606	$95,136	$81,233

Net income per common share
Basic	$0.26	$0.37	$0.86	$0.81
Diluted	$0.26	$0.37	$0.84	$0.80

Weighted average number of shares
Basic	111,231,452	104,252,227	111,060,997	100,429,840
Diluted	117,604,515	108,755,316	117,483,010	104,981,176

Cash dividends paid per common share	$0.40	$0.20	$1.05	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$32,352	$41,553	$103,384	$88,816

Other comprehensive income (loss):
Change in fair value of interest rate swaps	(2,073)	(3,564)	17,967	(7,296)
Total comprehensive income	30,279	37,989	121,351	81,520
Less: comprehensive income attributable to noncontrolling interests	2,996	2,814	8,796	7,307
Comprehensive income attributable to common stockholders	$27,283	$35,175	$112,555	$74,213

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests				Extra Space Storage Inc. Stockholders’ Equity
	Series B	Series A						Accumulated
	Preferred	Preferred						Other
	Operating	Operating	Operating				Paid-in	Comprehensive	Accumulated	Total
	Partnership	Partnership	Partnership	Other	Shares	Par Value	Capital	Income (Deficit)	Deficit	Equity
Balances at December 31, 2012	$—	$29,918	$22,492	$1,114	110,737,205	$1,107	$1,740,037	$(14,273)	$(235,064)	$1,545,331

Issuance of common stock upon the exercise of options	—	—	—	—	387,393	4	5,872	—	—	5,876
Restricted stock grants issued	—	—	—	—	132,802	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	(21,356)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	3,654	—	—	3,654
Purchase of additional equity interests in existing consolidated joint ventures	—	—	—	(635)	—	—	(515)	—	—	(1,150)
Issuance of exchangeable senior notes - equity component	—	—	—	—	—	—	14,496	—	—	14,496
Issuance of Operating Partnership units in conjuction with portfolio acquisition	33,568	—	68,471	—	—	—	—	—	—	68,471
Redemption of Operating Partnership units for cash	—	—	(41)	—	—	—	—	—	—	(41)
Net income	335	5,160	2,715	38	—	—	—	—	95,136	103,049
Other comprehensive income	(22)	153	417	—	—	—	—	17,419	—	17,989
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	3,147	—	—	3,147
Distributions to Operating Partnership units held by noncontrolling interests	(168)	(5,351)	(3,550)	—	—	—	—	—	—	(8,901)
Distributions to other noncontrolling interests	—	—	—	(43)	—	—	—	—	—	(43)
Dividends paid on common stock at $1.05 per share	—	—	—	—	—	—	—	—	(116,712)	(116,712)
Balances at September 30, 2013	$33,713	$29,880	$90,504	$474	111,236,044	$1,112	$1,766,691	$3,146	$(256,640)	$1,635,167

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$103,384	$88,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,238	52,918
Amortization of deferred financing costs	4,198	5,016
Loss on extinguishment of debt related to portfolio acquisition	9,153	—
Non-cash interest expense related to amortization of discount on exchangeable senior notes	947	444
Non-cash interest expense related to amortization of premium on notes payable	(983)	(951)
Compensation expense related to stock-based awards	3,654	3,318
Gain on purchase of joint venture partners’ interests	(2,556)	(13,499)
Distributions from unconsolidated real estate ventures in excess of earnings	3,538	1,642
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	891	7,587
Other assets, net	(1,303)	4,866
Accounts payable and accrued expenses	5,949	4,530
Other liabilities	2,474	(1,726)
Net cash provided by operating activities	198,584	152,961

Cash flows from investing activities:
Acquisition, development and redevelopment of real estate assets	(86,890)	(368,753)
Proceeds from sale of real estate assets	889	—
Investments in unconsolidated real estate ventures	(1,126)	(1,053)
Return of investment in unconsolidated real estate ventures	—	1,848
Change in restricted cash	(5,827)	2,384
Issuance of notes receivable	(5,000)	(7,875)
Purchase of equipment and fixtures	(2,349)	(1,620)
Net cash used in investing activities	(100,303)	(375,069)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	226,692
Net proceeds from issuance of exchangeable senior notes	246,250	—
Repurchase of exchangeable senior notes	—	(87,663)
Proceeds from notes payable and lines of credit	364,855	640,655
Principal payments on notes payable and lines of credit, including defeasance	(532,348)	(473,349)
Deferred financing costs	(6,135)	(8,427)
Redemption of Operating Partnership units held by noncontrolling interest	(41)	(155)
Net proceeds from exercise of stock options	5,876	8,931
Dividends paid on common stock	(116,712)	(60,693)
Distributions to noncontrolling interests	(9,112)	(6,759)
Net cash provided by (used in) financing activities	(47,367)	239,232
Net increase in cash and cash equivalents	50,914	17,124
Cash and cash equivalents, beginning of the period	30,785	26,484
Cash and cash equivalents, end of the period	$81,699	$43,608

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Supplemental schedule of cash flow information
Interest paid	$46,360	$47,816
Income taxes paid	1,626	473

Supplemental schedule of noncash investing and financing activities:
Tax effect from vesting of restricted stock grants and stock option exercises:
Other assets	$3,147	$3,099
Paid-in capital	(3,147)	(3,099)
Acquisitions of real estate assets
Real estate assets, net	$210,372	$148,021
Notes payable assumed	(7,122)	(147,592)
Notes payable assumed and immediately defeased	(98,960)	—
Value of Operating Partnership units issued	(102,039)	(429)
Receivables from related parties and affiliated real estate joint ventures	(2,251)	—
Receivable from sale of interest in real estate ventures
Other assets	$—	$3,349
Investments in unconsolidated real estate ventures	$—	$(3,349)

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

The Company invests in self-storage facilities by acquiring wholly-owned facilities or by acquiring an equity interest in real estate entities.  At September 30, 2013, the Company had direct and indirect equity interests in 754 operating storage facilities.  In addition, the Company managed 253 properties for third parties, bringing the total number of operating properties which it owns and/or manages to 1,007.  These properties are located in 35 states, Washington, D.C. and Puerto Rico.

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. The rental operations activities include rental operations of self-storage facilities in which we have an ownership interest. No single tenant accounts for more than 5% of rental income.  Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s self-storage facilities. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities.

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Certain amounts in the 2012 financial statements and supporting note disclosures have been reclassified to conform to the current period presentation.  Such reclassifications did not impact previously reported net income or accumulated deficit.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2013, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$7,530	$—	$7,530	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(4,953)	$—	$(4,953)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 approximate fair value.

The fair value of the Company’s note receivable from Preferred Operating Partnership unit holder was based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality.  The fair values of the Company’s fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.  The fair value of the Company’s exchangeable senior notes was estimated using an average market price obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$104,299	$100,000	$108,138	$100,000
Fixed rate notes payable and notes payable to trusts	$1,272,278	$1,269,205	$1,342,957	$1,275,605
Exchangeable senior notes	$253,500	$250,000	$—	$—

4.              NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average common shares outstanding, including unvested share-based payment awards that contain a non-forfeitable right to dividends or dividend equivalents.  Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the treasury stock or as if-converted method. Potential common shares are securities (such as options, convertible debt, exchangeable Series A Participating Redeemable Preferred Units (“Series A Units”) and Series B Redeemable Preferred Units (“Series B Units”) (together, “Preferred OP Units”) and exchangeable Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per share, only potential common shares that are dilutive (those that reduce earnings per share) are included.

The Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes”) issued and outstanding as of September 30, 2013.  The Notes could potentially have a dilutive effect on the Company’s earnings per share calculations.  The Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes.  The exchange price of the Notes was $55.69 per share as of September 30, 2013, and could change over time as described in the indenture.  The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.  Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation.  For the three and nine months ended September 30, 2013 no shares related to the Notes were included in the computation for diluted earnings per share as the per share price of the Company’s common stock during this period did not exceed the exchange price.

For the purposes of computing the diluted impact on earnings per share of the potential conversion of Series A Units into common shares, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46.

For the purposes of computing the diluted impact on earnings per share of the potential conversion of Series B Units into common shares, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding at September 30, 2013, or $33,568, by the closing price of $45.75 per share at September 30, 2013.  Assuming full conversion to common shares as of September 30, 2013, 733,731 shares would have been issued to holders of the Series B units.

For the three months ended September 30, 2013 and 2012, options to purchase 51,036 and 15,223 shares of common stock, respectively, and for the nine months ended September 30, 2013 and 2012, options to purchase 43,273 and 54,959 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.  All restricted stock grants have been included in basic and diluted shares outstanding because such shares earn a non-forfeitable dividend and carry voting rights.

The computation of net income per common share was as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$29,245	$38,606	$95,136	$81,233
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership and Operating Partnership	3,092	2,938	8,210	7,563
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership	(1,438)	(1,438)	(4,313)	(4,313)
Net income for diluted computations	$30,899	$40,106	$99,033	$84,483

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	111,231,452	104,252,227	111,060,997	100,429,840
Operating Partnership units	4,346,618	3,060,467	4,346,618	3,060,467
Series A Preferred Operating Partnership units	989,980	989,980	989,980	989,980
Series B Preferred Operating Partnership units	733,731	—	733,731	—
Shares related to dilutive and cancelled stock options	302,734	452,642	351,684	500,889
Average number of common shares outstanding - diluted	117,604,515	108,755,316	117,483,010	104,981,176

Net income per common share
Basic	$0.26	$0.37	$0.86	$0.81
Diluted	$0.26	$0.37	$0.84	$0.80

5.              PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table summarizes the Company’s acquisitions of operating properties for the nine months ended September 30, 2013, and does not include purchases of land, purchases of additional equity interests in existing consolidated joint ventures or improvements made to existing assets:

			Consideration Paid									Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid (1)	Loans Assumed (1)	Non-cash gain	Notes Issued to/from Seller	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed	Notes

Maryland	1	2/13/2013	$12,321	$8,029	$—	$2,215	$—	$2,273	$(196)	$—	—	$1,266	$10,789	$260	$6	(2)
Illinois	1	2/13/2013	11,083	7,592	—	341	2,251	1,173	(274)	—	—	1,318	9,485	190	90	(2)
Hawaii	2	5/3/2013	27,560	27,648	—	—	—	—	(88)	—	—	5,991	20,976	438	155
Texas	1	5/8/2013	7,104	7,057	—	—	—	—	47	—	—	1,374	5,636	86	8
Maryland	1	6/10/2013	13,688	500	7,122	—	—	—	(64)	6,130	143,860	2,160	11,340	—	188
Arizona	2	7/25/2013	9,313	9,183	—	—	—	—	130	—	—	2,001	7,110	192	10
California	19	8/29/2013	186,427	96,085	—	—			519	89,823	2,613,728	100,446	81,830	2,997	1,154
California	1	9/26/2013	10,928	4,791	—	—	—	—	51	6,086	177,107	3,138	7,429	181	180
2013 Totals	28		$278,424	$160,885	$7,122	$2,556	$2,251	$3,446	$125	$102,039	2,934,695	$117,694	$154,595	$4,344	$1,791

(1) Loans assumed and immediately defeased at closing are excluded from loans assumed and included in cash paid.

(2) Acquired from an affiliated joint venture

On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 self-storage facilities affiliated with All Aboard Mini Storage, all of which are located in California.  On September 26, 2013, the Operating Partnership completed the purchase of the remaining facility.  These properties were acquired in exchange for $100,876 in cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,568 and 1,448,108 common OP Units valued at $62,341.  In accordance with ASC 805, “Business Combinations,” the assumed debt was recorded at its fair value as of the closing date.  The difference between the price paid to extinguish the debt, which included $9,153 of defeasance costs, and the carrying value of the debt was recorded as loss on extinguishment of debt related to portfolio acquisition on the Company’s Condensed Consolidated Statement of Operations.

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

The Company guarantees the primary mortgage note payable for the VIE JV. The Company’s maximum exposure to loss for this joint venture as of September 30, 2013 is the total of the guaranteed loan balance, amounts payable to the Company and the Company’s investment balance in the joint venture. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantee is unlikely and, therefore, no liability has been recorded related to this guarantee. Additionally, repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company.

The following table compares the Company’s liability balance to the VIE JV and the maximum exposure to loss as of September 30, 2013:

			Balance of	Amounts	Maximum
	Liability	Investment	Guaranteed	Payable to	Exposure
	Balance	Balance	Loan	the Company	to Loss	Difference
Extra Space of Sacramento One LLC	$—	$(1,077)	$4,307	$6,033	$9,263	$(9,263)

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

The following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of September 30, 2013:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the nine months ended September 30, 2013 or 2012.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests.  During the nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table summarizes the terms of the Company’s 21 derivative financial instruments as of September 30, 2013:

Hedge Product	Current Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,873 - $97,211	2.79% - 6.32%	7/1/2009 - 7/25/2013	7/1/2014 - 4/1/2021

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	September 30, 2013		December 31, 2012
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments:	Location	Value	Location	Value
Swap Agreements	Other assets	$7,530	Other assets	$—
Swap Agreements	Other liabilities	$(4,953)	Other liabilities	$(15,228)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the REIT:

	Classification of	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Type	Income (Expense)	2013	2012	2013	2012
Swap Agreements	Interest expense	$(2,307)	$(1,876)	$(6,589)	$(4,429)

	Gain (loss) recognized in OCI	Location of amounts	Gain (loss) reclassified from OCI
Type	September 30, 2013	reclassified from OCI into income	For the Nine Months Ended September 30, 2013
Swap Agreements	$10,837	Interest expense	$(6,589)

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

As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $5,162. As of September 30, 2013, the Company

had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2013, it could have been required to settle its obligations under the agreements at their termination value of $5,162.

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

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount were as follows for the periods indicated:

	September 30, 2013	December 31, 2012
Carrying amount of equity component	$14,496	$—

Principal amount of liability component	$250,000	$—
Unamortized discount - equity component	(13,720)	—
Unamortized cash discount	(3,579)	—
Net carrying amount of liability component	$232,701	$—

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

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes and the 2007 Notes was as follows for the periods indicated:

	For the Nine Months Ended September 30,
	2013	2012
Contractual interest	$1,632	$794
Amortization of discount on equity component	834	444
Total interest expense recognized	$2,466	$1,238

9.              NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

Classification of Noncontrolling Interests

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

Series A Participating Redeemable Preferred Units

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the “Properties”) in exchange for 989,980 Series A Units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

On June 25, 2007, the Operating Partnership loaned the holders of the Series A Units $100,000. The note receivable bears interest at 4.85% and is due September 1, 2017. The loan is secured by the borrower’s Series A Units. The holders of the Series A Units can convert up to 114,500 Series A Units prior to the maturity date of the loan. If any redemption in excess of 114,500 Series A Units occurs prior to the maturity date, the holder of the Series A Units is required to repay the loan as of the date of that redemption. Preferred OP Units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units.

The Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership (as subsequently amended, the “Partnership Agreement”) which provides for the designation and issuance of the Series A Units. The Series A Units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

Under the Partnership Agreement, Series A Units in the amount of $115,000 bear a fixed priority return of 5% and have a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to, that of the common OP units. The Series A Units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

Series B Redeemable Preferred Units

On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 self-storage facilities affiliated with All Aboard Mini Storage, all of which are located in California.  On September 26, 2013, the Operating Partnership completed the purchase of the remaining facility.  These properties were acquired in exchange for $100,876 in cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,568, and 1,448,108 common OP Units valued at $62,341.

The Operating Partnership entered into a Third Amended and Restated Agreement of Limited Partnership which provides for the designation and issuance of Series B Units.  The Series B Units rank junior to Series A Units but will have priority over all other partnership interests of the Operating Partnership with respect to distribution and liquidation.

The Series B Units have a fixed value of $25 per unit for a fixed liquidation value of $33,568, and have limited voting rights.  Holders of the Series B Units receive distributions at an annual rate of 6%.  These distributions are cumulative and accrue each quarter regardless of the declaration of dividends or distributions. The Series B Units will become redeemable at the option of the holder on August 29, 2014, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

As of September 30, 2013, the Company’s ability to issue stock upon redemption of the Series B Units was not solely within its control.  Therefore, the Company reported the Series B Units in temporary equity on the Condensed Consolidated Balance Sheet, as required by GAAP.

10.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company, through ESS Holding Business Trust II, a wholly-owned subsidiary of the Company, is also a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.3% majority ownership interest therein as of September 30, 2013. The remaining ownership interests in the Operating Partnership (including Preferred OP units) of 5.7% are held by certain former owners of assets acquired by the Operating Partnership.  As of September 30, 2013, the Operating Partnership had 4,346,618 common OP units outstanding.

The noncontrolling interest in the Operating Partnership represents common OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their common OP units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (ten-day average) at the time of the redemption. Alternatively, the Company may, at its option, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at September 30, 2013, was $46.02 and there were 4,346,618 common OP Units outstanding that were not owned by the Company. Assuming that all of the noncontrolling members exercised their right to redeem all of their common OP Units on September 30, 2013, and the Company elected to pay the noncontrolling members cash, the Company would have paid $200,031 in cash consideration to redeem the OP Units.

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

The Company has evaluated the terms of the common OP Units and classifies the noncontrolling interest in the Operating Partnership as stockholders’ equity in the accompanying condensed consolidated balance sheets.  The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the condensed consolidated balance sheets.  Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) the redemption value as of the end of the period in which the determination is made.

11.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in two consolidated self-storage properties as of September 30, 2013.  One of these consolidated properties was undeveloped at September 30, 2013.  The ownership interests of the third-party owners range from 3.3% to 10.0%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheet.  The income or losses attributable to these third-party owners based on percentages outlined in the related agreements are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statement of operations.

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

On July 2, 2012, the Company completed the acquisition of Prudential Real Estate Investors’ 94.9% interest in the ESS PRISA III LLC joint venture (“PRISA III”).  PRISA III was formed in 2005 and owned 36 properties located in 18 states.  Prior to the acquisition, the remaining 5.1% interest was owned by the Company, which accounted for its investment in PRISA III using the equity method.  Subsequent to the acquisition, the Company had full ownership of PRISA III.  GAAP requires an entity that completes a business combination in stages to remeasure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss, if any, in earnings.  The Company recorded a non-cash gain of $13,499 related to this transaction, which represents the increase in fair value of the Company’s 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

On February 17, 2012, a joint venture in which the Company held a 40% equity interest sold its only self-storage property, which was located in New York. As a result of the sale, the joint venture was dissolved, and the Company received proceeds which resulted in a cash gain of $5,550.

On January 15, 2012, the Company sold its 40% equity interest in U-Storage de Mexico S.A. and related entities to its joint venture partners for $4,841. The Company received cash of $1,492 and a note receivable of $3,349. No gain or loss was recorded on the sale. At September 30, 2013, the balance of the note receivable was $1,500.  The note receivable is due December 31, 2014.

13.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned properties are eliminated in consolidation.  Financial information for the Company’s business segments is presented below:

	September 30, 2013	December 31, 2012
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$100,455	$106,313

Total assets
Rental operations	$3,209,347	$2,981,927
Tenant reinsurance	30,057	27,645
Property management, acquisition and development	278,835	213,905
	$3,518,239	$3,223,477

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Statement of Operations
Total revenues
Rental operations	$113,881	$94,065	$324,144	$249,193
Tenant reinsurance	12,294	9,495	34,625	27,060
Property management, acquisition and development	6,936	6,231	19,910	19,476
	133,111	109,791	378,679	295,729

Operating expenses, including depreciation and amortization
Rental operations	56,428	48,920	167,300	132,746
Tenant reinsurance	2,873	1,379	6,985	4,651
Property management, acquisition and development	17,746	16,008	48,226	44,203
	77,047	66,307	222,511	181,600

Income (loss) from operations
Rental operations	57,453	45,145	156,844	116,447
Tenant reinsurance	9,421	8,116	27,640	22,409
Property management, acquisition and development	(10,810)	(9,777)	(28,316)	(24,727)
	56,064	43,484	156,168	114,129

Gain on sale of real estate assets
Rental operations	—	—	800	—

Loss on extinguishment of debt related to portfolio acquisition
Property management, acquisition and development	(9,153)	—	(9,153)	—

Interest expense
Rental operations	(15,608)	(17,575)	(50,657)	(50,949)
Property management, acquisition and development	(656)	(848)	(1,335)	(1,399)
	(16,264)	(18,423)	(51,992)	(52,348)

Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(834)	—	(947)	(444)
	(834)	—	(947)	(444)

Interest income
Tenant reinsurance	5	2	13	8
Property management, acquisition and development	197	459	506	1,176
	202	461	519	1,184

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213	3,638	3,638

Equity in earnings of unconsolidated real estate ventures
Rental operations	3,405	2,854	8,942	7,848

Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners’ interests
Rental operations	—	13,620	2,556	19,049

Income tax expense
Rental operations	—	(169)	—	(491)
Tenant reinsurance	(3,300)	(2,841)	(12,545)	(7,845)
Property management, acquisition and development	1,019	1,354	5,398	4,096
	(2,281)	(1,656)	(7,147)	(4,240)

Net income (loss)
Rental operations	45,250	43,875	118,485	91,904
Tenant reinsurance	6,126	5,277	15,108	14,572
Property management, acquisition and development	(19,024)	(7,599)	(30,209)	(17,660)
	$32,352	$41,553	$103,384	$88,816

Depreciation and amortization expense
Rental operations	$22,052	$18,805	$65,025	$50,023
Property management, acquisition and development	1,376	963	4,213	2,895
	$23,428	$19,768	$69,238	$52,918

Statement of Cash Flows
Acquisition, development and redevelopment of real estate assets
Property management, acquisition and development			$(86,890)	$(368,753)

14.       COMMITMENTS AND CONTINGENCIES

The Company has fully guaranteed a loan for the following unconsolidated joint venture:

Estimated
		Loan		Fair Market
	Date of	Maturity	Guaranteed	Value of
	Guaranty	Date	Loan Amount	Assets
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,359

If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to this guarantee as of September 30, 2013, as the fair value of the guarantee was not material. The Company believes the risk of incurring a material loss as a result of having to perform on this guarantee is remote.

As of September 30, 2013, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

15.      SUBSEQUENT EVENTS

On October 15, 2013, the Company acquired one property located in Georgia for an approximate purchase price of $12,400.

On October 15, 2013, the Company acquired one property located in North Carolina for an approximate purchase price of $5,500.

On November 1, 2013, the Company acquired a 49% interest in an existing joint venture from its joint venture partner for an approximate purchase price of $94,000.  As a result of this acquisition, the Company’s ownership in the joint venture increased to 99%.  The joint venture owns 19 self-storage properties in various states.

On November 4, 2013 the Company acquired 16 properties located in various states for an approximate purchase price of $96,385.

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

We continue to evaluate a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

•                      Maximize the performance of properties through strategic, efficient and proactive management. We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our advanced technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement more effective online marketing programs, which we believe will attract more customers to our stores at a lower net cost.

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

•                      Expand our management business. Our management business enables us to generate increased revenues through management fees and to expand our geographic footprint. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose properties would enhance our portfolio in the event an opportunity arises to acquire such properties.

PROPERTIES

As of September 30, 2013, we owned or held ownership interests in 754 operating properties. Of these operating properties, 475 were wholly-owned and 279 were owned in joint venture partnerships. In addition, we managed 253 properties for third parties, bringing the total number of operating properties that we owned and/or managed to 1,007.  These properties are located in 35 states, Washington, D.C. and Puerto Rico.  As of September 30, 2013, we owned and/or managed approximately 74.0 million square feet of space with approximately 667,000 units.

Our properties are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These areas all enjoy above-average population growth and income levels. The clustering of assets around these population centers enables us to reduce our operating costs thfrough economies of scale.  Our acquisitions and management business have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% average occupancy rate for a full year measured as of January 1, or has been open for three years.

As of September 30, 2013, over 575,000 tenants were leasing storage units at our 1,007 operating properties, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as markets permit.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2013, the average length of stay was approximately 12.3 months. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends.  The average annual rent per square foot for our existing customers at stabilized properties, net of discounts and bad debt, was $14.12 for the three months ended September 30, 2013, compared to $13.44 for the same period ended September 30, 2012.  Average annual rent per square foot for new leases was $14.32 for the three months ended September 30, 2013, compared to $13.98 for the same period ended September 30, 2012.  The average discounts, as a percentage of rental revenues, during these periods were 3.8% and 5.0%, respectively.

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

The following table presents additional information regarding the occupancy of our stabilized properties by state as of September 30, 2013 and 2012. The information as of September 30, 2012, is on a pro forma basis as though all the properties owned and/or managed at September 30, 2013, were under our control as of September 30, 2012.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2013 (1)	Number of Units as of September 30, 2012	Net Rentable Square Feet as of September 30, 2013 (2)	Net Rentable Square Feet as of September 30, 2012	Square Foot Occupancy % September 30, 2013	Square Foot Occupancy % September 30, 2012

Wholly-Owned Properties
Alabama	4	1,973	1,970	233,617	233,643	85.2%	85.2%
Arizona	11	6,931	6,909	814,993	814,943	88.2%	86.8%
California	103	76,054	75,881	7,899,688	7,922,672	87.6%	85.6%
Colorado	11	5,353	5,265	658,730	660,845	94.6%	92.5%
Connecticut	4	2,643	2,647	257,783	257,818	91.5%	89.3%
Florida	46	31,504	31,548	3,423,478	3,419,678	88.8%	86.1%
Georgia	17	9,240	9,195	1,176,907	1,176,071	90.0%	89.7%
Hawaii	4	4,695	4,546	256,116	250,169	82.0%	80.2%
Illinois	13	9,092	8,982	946,252	946,469	93.3%	92.0%
Indiana	9	4,705	4,598	553,118	541,043	87.0%	91.6%
Kansas	1	503	504	50,360	50,340	95.3%	91.6%
Kentucky	4	2,155	2,150	254,015	254,115	92.3%	93.1%
Louisiana	2	1,413	1,414	150,015	150,215	88.4%	93.1%
Maryland	21	15,530	15,439	1,646,412	1,643,608	92.1%	89.5%
Massachusetts	32	19,499	19,399	1,987,581	1,988,091	93.5%	91.1%
Michigan	3	1,796	1,781	254,432	253,312	93.2%	91.2%
Missouri	6	3,206	3,159	377,256	375,337	89.4%	90.7%
Nevada	5	3,184	3,209	546,649	546,073	88.0%	82.0%
New Hampshire	2	1,001	1,006	125,773	125,773	91.7%	88.3%
New Jersey	45	35,368	35,419	3,420,539	3,420,105	92.9%	90.1%
New Mexico	3	1,574	1,588	216,154	216,104	87.0%	87.4%
New York	19	16,521	16,129	1,350,584	1,342,864	89.9%	89.7%
Ohio	18	9,656	9,620	1,265,731	1,249,516	90.7%	90.3%
Oregon	3	2,144	2,137	250,410	250,610	94.4%	92.2%
Pennsylvania	9	5,719	5,721	648,915	649,855	91.1%	90.6%
Rhode Island	2	1,181	1,181	131,281	130,836	92.8%	89.3%
South Carolina	5	2,709	2,700	330,260	327,675	92.0%	89.1%
Tennessee	10	5,482	5,427	754,030	739,599	88.6%	87.2%
Texas	26	16,718	16,682	1,959,725	1,961,850	91.3%	88.7%
Utah	7	3,532	3,529	444,231	444,696	92.8%	91.9%
Virginia	11	7,491	7,490	758,522	757,861	90.3%	90.5%
Washington	5	3,064	3,052	370,983	370,630	83.1%	89.6%
Total Wholly-Owned Stabilized	461	311,636	310,277	33,514,540	33,472,416	90.0%	88.3%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2013 (1)	Number of Units as of September 30, 2012	Net Rentable Square Feet as of September 30, 2013 (2)	Net Rentable Square Feet as of September 30, 2012	Square Foot Occupancy % September 30, 2013	Square Foot Occupancy % September 30, 2012

Joint-Venture properties
Alabama	2	1,147	1,147	145,198	145,243	90.4%	89.9%
Arizona	7	4,224	4,206	492,841	493,471	89.8%	87.2%
California	78	56,746	56,341	5,819,920	5,818,437	92.1%	91.1%
Colorado	2	1,321	1,320	158,813	158,553	93.4%	93.0%
Connecticut	7	5,294	5,299	611,470	612,445	91.3%	90.0%
Delaware	1	590	588	71,705	71,680	90.9%	91.6%
Florida	19	15,153	15,290	1,522,089	1,535,457	89.4%	88.1%
Georgia	2	1,058	1,061	151,574	151,684	88.8%	85.7%
Illinois	5	3,444	3,386	365,133	361,698	93.1%	92.7%
Indiana	5	2,170	2,149	284,976	284,511	91.7%	92.4%
Kansas	2	842	840	109,325	108,820	85.4%	88.7%
Kentucky	4	2,228	2,289	254,899	270,013	89.5%	92.4%
Maryland	12	9,693	9,634	954,395	949,070	92.2%	91.7%
Massachusetts	13	6,899	6,873	782,667	776,952	92.4%	89.3%
Michigan	8	4,777	4,747	611,803	612,118	92.2%	92.1%
Missouri	1	531	532	61,225	61,275	91.4%	92.6%
Nevada	5	3,047	3,042	326,933	325,423	88.7%	83.6%
New Hampshire	3	1,305	1,309	136,674	137,024	86.6%	90.0%
New Jersey	16	12,945	12,874	1,358,183	1,356,684	91.8%	90.0%
New Mexico	7	3,602	3,607	398,225	397,874	87.2%	83.7%
New York	13	14,132	14,075	1,106,171	1,105,611	92.8%	91.7%
Ohio	8	3,959	3,939	531,312	532,187	91.8%	91.8%
Oregon	1	652	652	64,970	64,970	92.4%	95.6%
Pennsylvania	10	7,958	7,936	801,705	799,424	91.8%	91.4%
Tennessee	17	9,346	9,262	1,238,282	1,214,836	90.3%	87.9%
Texas	17	10,559	10,525	1,387,340	1,388,028	93.0%	90.5%
Virginia	13	9,358	9,336	994,426	993,306	91.0%	90.5%
Washington, DC	1	1,530	1,529	102,017	101,989	92.9%	91.5%
Total Joint-Venture Stabilized	279	194,510	193,788	20,844,271	20,828,783	91.5%	90.3%

Managed Properties
Arizona	3	1,229	1,229	230,767	230,742	82.7%	77.2%
California	60	40,227	40,319	5,316,888	5,303,302	78.1%	75.1%
Colorado	7	3,455	3,458	386,613	386,326	93.8%	94.1%
Connecticut	1	478	484	61,600	61,480	86.4%	81.8%
Florida	27	15,756	15,709	1,888,451	1,878,807	83.4%	82.5%
Georgia	9	4,623	4,621	703,203	701,353	86.9%	82.7%
Hawaii	4	4,071	4,136	233,172	243,639	80.3%	66.8%
Illinois	10	5,898	5,884	627,780	631,385	91.4%	91.0%
Indiana	9	5,029	5,038	619,237	619,087	85.1%	84.7%
Kentucky	1	548	530	67,268	66,100	87.6%	93.4%
Louisiana	1	1,006	1,013	135,035	134,940	77.6%	75.0%
Maryland	9	5,250	5,247	536,357	540,307	92.6%	90.2%
Massachusetts	1	1,106	1,117	108,080	108,605	92.8%	86.8%
Mississippi	1	1,203	1,203	165,635	165,635	73.7%	73.7%
Missouri	2	1,210	1,206	152,611	151,716	90.5%	83.2%
Nevada	2	1,558	1,562	170,025	170,575	80.2%	75.9%
New Jersey	7	4,052	4,126	428,823	428,475	88.0%	71.3%
New Mexico	2	1,120	1,107	131,472	132,262	91.7%	91.3%
North Carolina	13	7,392	7,339	903,552	902,533	84.4%	82.1%
Ohio	10	3,517	3,517	489,084	489,084	82.1%	82.1%
Pennsylvania	16	7,806	7,832	927,321	929,269	86.7%	84.3%
South Carolina	4	2,750	2,745	359,600	359,300	88.0%	88.1%
Tennessee	3	1,506	1,503	206,530	206,465	87.7%	87.5%
Texas	19	9,547	9,434	1,327,490	1,333,140	83.4%	81.3%
Utah	1	789	795	136,005	136,005	86.7%	76.0%
Virginia	4	2,511	2,475	258,556	255,033	83.7%	80.8%
Washington	1	474	468	56,590	56,590	88.2%	85.3%
Washington, DC	2	1,262	1,263	112,409	112,459	94.2%	90.4%
Puerto Rico	4	2,718	2,799	287,757	288,903	80.2%	78.5%
Total Managed Stabilized	233	138,091	138,159	17,027,911	17,023,517	83.3%	80.5%

Total Stabilized Properties	973	644,237	642,224	71,386,722	71,324,716	88.8%	87.0%

(1)             Represents unit count as of September 30, 2013, which may differ from unit count as of September30, 2012 due to unit conversions or expansions.

(2)             Represents net rentable square feet as of September 30, 2013, which may differ from rentable square feet as of September 30, 2012 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up properties by state as of September 30, 2013 and 2012. The information as of September 30, 2012 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2013 were under our control as of September 30, 2012.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2013 (1)	Number of Units as of September 30, 2012	Net Rentable Square Feet as of September 30, 2013 (2)	Net Rentable Square Feet as of September 30, 2012	Square Foot Occupancy % September 30, 2013	Square Foot Occupancy % September 30, 2012

Wholly-Owned Properties
Arizona	1	631	633	71,355	71,355	74.5%	54.9%
California	3	2,145	2,170	206,810	206,023	89.3%	65.5%
Florida	4	3,169	3,235	330,805	331,005	94.8%	75.7%
Maryland	3	2,661	1,677	274,287	172,035	65.7%	70.3%
Massachusetts	1	686	690	72,565	73,020	80.0%	71.3%
New York	1	822	822	100,480	100,446	76.6%	95.8%
Utah	1	503	316	59,300	40,610	90.8%	90.5%
Total Wholly-Owned in Lease up	14	10,617	9,543	1,115,602	994,494	82.5%	73.5%

Managed properties
Colorado	2	1,019	1,022	117,289	117,289	89.9%	85.2%
Florida	5	3,523	3,536	334,533	332,682	78.4%	67.5%
Georgia	3	1,838	1,241	259,697	207,040	71.5%	67.0%
Illinois	1	137	—	16,067	—	2.9%	0.0%
Maryland	3	2,255	1,825	215,085	170,345	72.9%	35.9%
North Carolina	2	904	922	96,316	96,241	91.2%	75.7%
Texas	2	1,551	1,552	173,623	171,163	65.9%	49.6%
Utah	1	425	434	66,270	67,230	91.9%	70.1%
Virginia	1	600	—	54,880	—	46.4%	0.0%
Total Managed in Lease up	20	12,252	10,532	1,333,760	1,161,990	74.9%	62.8%

Total Lease up Properties	34	22,869	20,075	2,449,362	2,156,484	78.4%	67.7%

(1) Represents unit count as of September 30, 2013, which may differ from unit count as of September 30, 2012 due to unit conversions or expansions.

(2) Represents net rentable square feet as of September 30, 2013, which may differ from rentable square feet as of September 30, 2012 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2013 and 2012

Overview

Results for the three and nine months ended September 30, 2013, include the operations of 754 properties (476 of which were consolidated and 278 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2012, which included the operations of 720 properties (417 of which were consolidated and 303 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues:
Property rental	$113,881	$94,065	$19,816	21.1%	$324,144	$249,193	$74,951	30.1%
Tenant reinsurance	12,294	9,495	2,799	29.5%	34,625	27,060	7,565	28.0%
Management fees	6,936	6,231	705	11.3%	19,910	19,476	434	2.2%
Total revenues	$133,111	$109,791	$23,320	21.2%	$378,679	$295,729	$82,950	28.0%

Property Rental — The increase in property rental revenues for the three and nine months ended September 30, 2013 consisted primarily of increases of $13,318 and $56,080, respectively associated with acquisitions completed in 2013 and 2012.  We completed 91 property acquisitions in 2012 and closed on 28 property acquisitions during the nine months ended

September 30, 2013. In addition, for the three and nine months ended September 30, 2013, increases of $5,780 and $16,658, respectively, resulted from increases in occupancy and rental rates to existing customers at our stabilized properties, compared to the same periods for the prior year.  Occupancy at our wholly-owned stabilized properties increased to 90.0% at September 30, 2013, as compared to 88.3% at September 30, 2012.  Rental rates to new tenants increased approximately 2% to 3% over the same periods in the prior year.

Tenant Reinsurance — The increase in tenant reinsurance revenues was primarily due to the increase in the number of properties we owned and/or managed.  At September 30, 2013, we owned and/or managed 1,007 properties compared to 910 at September 30, 2012.  In addition, there was an increase of overall customer participation to 68.8% at September 30, 2013 compared to 66.6% at September 30, 2012.

Management Fees — Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties.  Management fees generally represent 6% of revenues generated from properties owned by third parties and unconsolidated joint ventures.  We also earn an asset management fee from one of our joint ventures equal to 0.50% of the total asset value of the venture, provided certain conditions are met.  At September 30, 2013, we managed 532 properties, compared to 494 properties at September 30, 2012.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Expenses:
Property operations	$34,376	$30,115	$4,261	14.1%	$102,275	$82,723	$19,552	23.6%
Tenant reinsurance	2,873	1,379	1,494	108.3%	6,985	4,651	2,334	50.2%
Acquisition related costs	2,427	2,486	(59)	(2.4)%	3,562	3,564	(2)	(0.1)%
General and administrative	13,943	12,559	1,384	11.0%	40,451	37,744	2,707	7.2%
Depreciation and amortization	23,428	19,768	3,660	18.5%	69,238	52,918	16,320	30.8%
Total expenses	$77,047	$66,307	$10,740	16.2%	$222,511	$181,600	$40,911	22.5%

Property Operations — The increase in property operations expense during the three and nine months ended September 30, 2013 consisted of increases in expenses associated with acquisition completed in 2013 and 2012.  We completed 91 property acquisitions during 2012 and 28 property acquisitions during the nine months ended September 30, 2013.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.  The increase was due to claims resulting from fires at two properties and to the increase in the number of properties we owned and/or managed.  At September 30, 2013, we owned and/or managed 1,007 properties compared to 910 at September 30, 2012.  In addition, there was an increase of overall customer participation to 68.8% at September 30, 2013 compared to 66.6% at September 30, 2012.

Acquisition Related Costs — Acquisition related costs relate to acquisition activities during the periods indicated.

General and Administrative — General and administrative expenses primarily include all expenses not directly related to the properties, including corporate payroll, travel and professional fees.  These expenses are recognized as incurred. The increase in general and administrative expenses for the three and nine months ended September 30, 2013 was primarily due to the overall cost associated with the management of additional properties. At September 30, 2013, we owned and/or managed 1,007 properties, compared to 910 properties at September 30, 2012. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition of new properties.  We acquired 91 properties during 2012 and 28 properties during the nine months ended September 30, 2013.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Other income and expenses:
Gain on sale of real estate assets	$—	$—	$—	—	$800	$—	$800	100.0%
Loss on extinguishment of debt related to portfolio acquisition	(9,153)	—	(9,153)	100.0%	(9,153)	—	(9,153)	100.0%
Interest expense	(16,264)	(18,423)	2,159	(11.7)%	(51,992)	(52,348)	356	(0.7)%
Non-cash interest expense related to amortization of discount on exchangeable senior notes	(834)	—	(834)	100.0%	(947)	(444)	(503)	113.3%
Interest income	202	461	(259)	(56.2)%	519	1,184	(665)	(56.2)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—	3,638	3,638	—	—
Equity in earnings of unconsolidated real estate ventures	3,405	2,854	551	19.3%	8,942	7,848	1,094	13.9%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	—	13,620	(13,620)	(100.0)%	2,556	19,049	(16,493)	(86.6)%
Income tax expense	(2,281)	(1,656)	(625)	37.7%	(7,147)	(4,240)	(2,907)	68.6%
Total other expense, net	$(23,712)	$(1,931)	$(21,781)	1,128.0%	$(52,784)	$(25,313)	$(27,471)	108.5%

Gain on Sale of Real Estate Assets — The gain on sale of real estate assets recorded for the nine months ended September 30, 2013 was due to the condemnation of a portion of land at one self-storage property we own in California that resulted from eminent domain.

Loss on Extinguishment of Debt Related to Portfolio Acquisition — The loss on extinguishment of debt occurred as part of the loan assumption and immediate defeasance upon closing of a portfolio acquisition.

Interest Expense — The decrease in interest expense during the three and nine months ended September 30, 2013 was the result of a one-time benefit of approximately $2,500 related to the modification of existing debt, and a lower combined weighted average interest rate compared to the same periods in the prior year.  The weighted average interest rate of our fixed and variable debt was 3.8% as of September 30, 2013, compared to 4.2% as of September 30, 2012.  This decrease was offset slightly by an increase in our debt, including the issuance of 2.375% Exchangeable Senior Notes due 2033 in June 2013 by Extra Space Storage LP (our “Operating Partnership”).  At September 30, 2013, the total face value of our debt, including our lines of credit was $1,772,022 compared to $1,586,489 at September 30, 2012.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes — Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership, which reflects the effective interest rate relative to the carrying amount of the liability.  Our Operating Partnership had $87,663 of its 3.625% Exchangeable Senior Notes due 2027 outstanding prior to April 2012, when all of these notes were surrendered for exchange.  In June 2013, our Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033.

Interest Income — Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable.  The decrease in interest income for the three and nine months ended September 30, 2013 was primarily due to a decrease in notes receivable.  We held notes receivable, including notes from related parties, of $19,232 at September 30, 2012 compared to $12,295 at September 30, 2013.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder — Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (the “Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures — The increase in equity in earnings of unconsolidated real estate ventures for the three and nine months ended September 30, 2013 was due primarily to increased revenues at our joint ventures as a result of increases in occupancy and rental rates to new and existing customers.  These increases were offset by decreases related to the purchase of our joint venture partners’ interests in joint ventures in July 2012, November 2012 and February 2013.

Equity in Earnings of Unconsolidated Real Estate Ventures — Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests — In February 2013, we acquired our partner’s equity interests in two joint ventures that each held one self-storage property.  As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in fair values of our prior interests in the joint ventures from their formations to the acquisition dates.

In February 2012, a joint venture in which we held a 40% equity interest sold its only self-storage property.  As a result of the sale, the joint venture was dissolved, and we received proceeds which resulted in a cash gain of $5,550.  On July 2, 2012, we acquired Prudential Real Estate Investors’ 94.9% interest in the ESS PRISA III LLC joint venture (“PRISA III”).  This transaction resulted in a non-cash gain of $13,499, which represents the increase in the fair value of our 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

Income Tax Expense — For the three and nine months ended September 30, 2013, the increase in income tax expense primarily related to increased tenant reinsurance income earned by our taxable REIT subsidiary and lower solar tax credits when compared to the same period of the prior year.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(2,033)	$(1,805)	$(228)	12.6%	$(5,495)	$(5,108)	$(387)	7.6%
Net income allocated to Operating Partnership and other noncontrolling interests	(1,074)	(1,142)	68	(6.0)%	(2,753)	(2,475)	(278)	11.2%
Total income allocated to noncontrolling interests:	$(3,107)	$(2,947)	$(160)	5.4%	$(8,248)	$(7,583)	$(665)	8.8%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — During August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued 1,342,727 Series B Redeemable Preferred Units (“Series B Units”).  The Series B Units have a fixed value of $25 per unit and receive distributions at an annual rate of 6%.

Income allocated to the Preferred Operating Partnership noncontrolling interests for the nine months ended September 30, 2013 represents the fixed distributions paid to the holders of the Series A Units plus approximately 1.9% of the remaining net income allocated after the adjustment for the fixed distribution paid.  For the nine months ended September 30, 2012, income allocated to the Preferred Operating Partnership noncontrolling interest equals the fixed distribution paid to the Series A Unit holder, plus approximately 0.9% of the remaining net income allocated after the adjustment for the fixed distribution paid.  The increase in the percentage was primarily a result of the issuance of the Series B Units as noted above.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of September 30, 2013 and 2012 represents approximately 3.4% and 2.8%, respectively, of net income after the allocation of the fixed distribution paid to the Preferred OP unit holders.  The increase in this percentage was primarily the result of the issuance of 1,448,108 common OP Units as part of a portfolio acquisition completed during August and September 2013.

Income allocated to other noncontrolling interests represents the income allocated to partners in consolidated joint ventures. The increase in net income allocated to operating partnership and other noncontrolling interests for the nine months ended September 30, 2013, when compared to the same period last year, was primarily the result of an increase in net income.  Conversely, the decrease in net income allocated to operating partnership and other noncontrolling interests for the three months ended September 30, 2013 was due to a decrease in net income when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$29,245	$38,606	$95,136	$81,233

Adjustments:
Real estate depreciation	19,539	16,886	57,616	46,380
Amortization of intangibles	2,776	2,090	8,198	4,130
Gain on sale of real estate assets	—	—	(800)	—
Unconsolidated joint venture real estate depreciation and amortization	1,455	1,741	4,440	5,343
Unconsolidated joint venture gain on sale of real estate assets and purchase of partners’ interests	—	(13,620)	(2,556)	(19,049)
Distributions paid on Preferred Operating Partnership units	(1,438)	(1,438)	(4,313)	(4,313)
Income allocated to Operating Partnership noncontrolling interests	3,092	2,938	8,210	7,563

Funds from operations	$54,669	$47,203	$165,931	$121,287

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2013	2012	Change	2013	2012	Change
Same-store rental and tenant reinsurance revenues	$89,145	$82,713	7.8%	$257,769	$239,359	7.7%
Same-store operating and tenant reinsurance expenses	26,169	25,290	3.5%	78,306	76,675	2.1%
Same-store net operating income	$62,976	$57,423	9.7%	$179,463	$162,684	10.3%

Non same-store rental and tenant reinsurance revenues	$37,030	$20,847	77.6%	$101,000	$36,894	173.8%
Non same-store operating and tenant reinsurance expenses	$11,080	$6,204	78.6%	$30,954	$10,699	189.3%

Total rental and tenant reinsurance revenues	$126,175	$103,560	21.8%	$358,769	$276,253	29.9%
Total operating and tenant reinsurance expenses	$37,249	$31,494	18.3%	$109,260	$87,374	25.0%

Same-store square foot occupancy as of quarter end	90.6%	88.9%		90.6%	88.9%

Properties included in same-store	344	344		344	344

The increases in same-store rental and tenant reinsurance revenues for the three and nine months ended September 30, 2013, as compared to the same periods ended September 30, 2012, were due primarily to an increase in occupancy of 1.7%, a decrease in discounts to new customers, and an average increase of 2% to 3% in incoming rates to new tenants.  The increases in same-store operating and tenant reinsurance expenses for the three and nine months ended September 30, 2013 were primarily due to higher payroll, insurance and repairs and maintenance expenses.

CASH FLOWS

Cash flows provided by operating activities were $198,584 and $152,961 respectively, for the nine months ended September 30, 2013 and 2012. The increase compared to the same period of the prior year primarily related to increases in net income of $14,568, and depreciation and amortization of $16,320.

Cash used in investing activities was $100,303 and $375,069, respectively, for the nine months ended September 30, 2013 and 2012.  The decrease related primarily to a decrease in acquisition, development and redevelopment of real estate assets of $281,863.

Cash used in financing activities was $47,367 for the nine months ended September 30, 2013, compared to cash provided by financing activities of $239,232, for the nine months ended September 30, 2012.  The decrease related primarily to a decrease in proceeds from the sale of common stock of $226,692, a decrease in proceeds from notes payable and lines of credit of $275,800, an increase in principal payments on notes payable and lines of credit, including defeasance of $58,999 and an increase in dividends paid on common stock of $56,019.  These decreases were offset by an increase in proceeds of $246,250 from the Operating Partnership’s issuance of its 2.375% Exchangeable Senior Notes due 2033 and a decrease of $87,663 in cash used to repurchase the Operating Partnership’s 3.625% Exchangeable Senior Notes due 2027.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $81,699 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2012 and the first nine months of 2013, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the periods indicated.  All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of September 30, 2013
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$—	$75,000	2.08%	2/13/2009	2/13/2014	LIBOR plus 1.90%	(1)
Credit Line 2	—	85,000	2.08%	6/4/2010	6/3/2016	LIBOR plus 1.90%	(2)
Credit Line 3	—	40,000	2.38%	11/16/2010	11/16/2013	LIBOR plus 2.20%	(3)
Credit Line 4	—	50,000	2.33%	4/29/2011	5/1/2014	LIBOR plus 2.15%	(3)
	$—	$250,000

(1) One year extension available

(2) One two-year extension available

(3) Two one-year extensions available

As of September 30, 2013, we had $1,772,022 face value of debt, resulting in a debt to total market capitalization ratio of 24.8%.  As of September 30, 2013, the ratio of total fixed-rate debt and other instruments to total debt was 85.7% (including $856,427 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable-rate debt at September 30, 2013 was 3.8%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2013.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on payments due by period as of September 30, 2013:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$65,444	$7,550	$10,737	$6,127	$41,030
Notes payable, notes payable to trusts and lines of credit
Interest	403,292	66,434	119,211	79,770	137,877
Principal	1,772,022	25,520	337,011	729,431	680,060
Total contractual obligations	$2,240,758	$99,504	$466,959	$815,328	$858,967

The operating leases above include minimum future lease payments on ground leases for 17 of our operating properties as well as leases of our corporate offices.  Two ground leases include additional contingent rental payments based on the level of revenue achieved at the property.

At September 30, 2013, the weighted-average interest rate for all fixed-rate loans was 4.0%, and the weighted-average interest rate for all variable-rate loans was 2.2%.

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

As of September 30, 2013, we had approximately $1.8 billion in total debt, of which approximately $252.8 million was subject to variable interest rates (excluding debt with interest rate swaps). If the applicable LIBOR were to change by 100 basis points, the effect on interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would affect future earnings and cash flows by approximately $2.1 million annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holder	$104,299	$100,000	$108,138	$100,000
Fixed rate notes payable and notes payable to trusts	$1,272,278	$1,269,205	$1,342,957	$1,275,605
Exchangeable senior notes	$253,500	$250,000	$—	$—

The fair value of our note receivable from Preferred Operating Partnership unit holder was based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality.  The fair values of our fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.  The fair value of the Company’s exchangeable senior notes was estimated using an average market price obtained from a third party.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on August 29, 2013).

10.1	Third Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP, dated August 29, 2013 (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 29, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

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

EXTRA SPACE STORAGE INC.
Registrant

Date: November 4, 2013	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2013	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)