Form 10-K
period 2013-12-31
Extra Space Storage Inc.
filed 2014-03-03
CIK 1289490

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          The aggregate market value of the common stock held by non-affiliates of the registrant was $4,421,398,748 based upon the closing price on the New York Stock Exchange on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

          The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 21, 2014 was 115,802,553.

Documents Incorporated by Reference

          Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual stockholders' meeting to be held in 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts ("REITs"), tenant reinsurance and other aspects of our business, which could adversely affect our results;

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

 PART I

Item 1.    Business

General

        Extra Space Storage Inc. ("we," "our," "us" or the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities. We closed our initial public offering ("IPO") on August 17, 2004. Our common stock is traded on the New York Stock Exchange under the symbol "EXR."

        We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2013, we held ownership interests in 779 operating properties. Of these operating properties, 506 are wholly-owned, and 273 are owned in joint venture partnerships. An additional 250 operating properties are owned by third parties and operated by us in exchange for a management fee, bringing the total number of operating properties which we own and/or manage to 1,029. These operating properties are located in 35 states, Washington, D.C. and Puerto Rico and contain approximately 75.7 million square feet of net rentable space in approximately 680,000 units and currently serve a customer base of approximately 600,000 tenants.

        We operate in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Our rental operations activities include rental operations of self-storage facilities in which we have an ownership interest. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company's self-storage facilities. Our property management, acquisition and development activities include managing, acquiring, developing and selling self-storage facilities.

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

Management

        Members of our executive management team have significant experience in all aspects of the self-storage industry, having acquired and/or developed a significant number of properties since before our IPO. Our executive management team and their years of industry experience are as follows: Spencer F. Kirk, Chief Executive Officer, 16 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 13 years; Karl Haas, Executive Vice President and Chief Operating Officer, 26 years; Charles L. Allen, Executive Vice President and Chief Investment Officer, 16 years; and Kenneth M. Woolley, Executive Chairman, 33 years. Mr. Haas retired on December 31, 2013, at which time Samrat Sondhi, who has 10 years of industry experience, was appointed Senior Vice President Operations.

        Our executive management team and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 5,734,817 shares or 5.0% of our outstanding common stock as of February 14, 2014.

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

        Since inception in the early 1970's, the self-storage industry has experienced significant growth. According to the Self-Storage Almanac (the "Almanac"), in 2003 there were only 37,011 self-storage properties in the United States, with an average physical occupancy rate of 86.1% of net rentable square feet, compared to 48,151 self-storage properties in 2013 with an average physical occupancy rate of 87.8% of net rentable square feet.

        We have encountered competition when we have sought to acquire properties, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will likely continue.

        The industry is also characterized by fragmented ownership. According to the Almanac, the top ten self-storage companies in the United States owned approximately 12.2% of total U.S. self-storage properties, and the top 50 self-storage companies owned approximately 15.9% of the total U.S. properties as of December 31, 2013. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to compete for acquisitions given our historical reputation for closing deals.

        We are the second largest self-storage operator in the United States. We are one of four public self-storage REITs along with Public Storage Inc., CubeSmart and Sovran Self-Storage, Inc.

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

  •
  Acquire self-storage properties.    Our acquisitions team continues to pursue the acquisition of multi-property portfolios and single properties that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We continue to bid on available acquisitions and are seeing increasing prices. However, we remain a disciplined buyer and look for acquisitions that will strengthen our portfolio and increase stockholder value.

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

Financing of Our Long-Term Growth Strategies

Acquisition and Development Financing

        The following table presents information on our lines of credit (the "Credit Lines") for the periods indicated (amounts in thousands). All of our Credit Lines are guaranteed by us and secured by mortgages on certain real estate assets.

	As of December 31, 2013
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$—	$75,000	2.07%	2/13/2009	5/13/2014	LIBOR plus 1.90%	(1)
Credit Line 2	—	85,000	2.07%	6/4/2010	6/3/2016	LIBOR plus 1.90%	(2)
Credit Line 3	—	40,000	2.37%	11/16/2010	2/13/2017	LIBOR plus 2.20%	(3)(4)
Credit Line 4	—	80,000	1.87%	4/29/2011	11/18/2016	LIBOR plus 1.70%	(4)

	$—	$280,000

(1)
One year extension available

(2)
One two-year extension available

(3)
Amended February 13, 2014 to extend the maturity date to February 13, 2017, increase the capacity to $50,000 and lower the interest rate to Libor plus 1.75%.

(4)
Two one-year extensions available

We expect to maintain a flexible approach in financing new property acquisitions. We plan to finance future acquisitions through a combination of cash, borrowings under the Credit Lines, traditional secured mortgage financing, joint ventures and additional equity offerings.

Joint Venture Financing

        We own 273 of our stabilized properties through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying properties and have the right to participate in major decisions relating to sales of properties or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we maintain the right to receive between 2.0% and 99.0% of the available cash flow from operations after our joint venture partners and the Company have received a predetermined return, and between 17.0% and 99.0% of the available cash flow from capital transactions after our joint venture partners and the Company have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of properties by the joint venture.

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

Employees

        As of February 14, 2014, we had 2,584 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.

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

  •
  a decline of the current economic environment;

  •
  local or regional real estate market conditions, such as competing properties, the oversupply of self-storage or a reduction in demand for self-storage in a particular area;

  •
  perceptions by prospective users of our self-storage properties of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located;

  •
  increased operating costs, including the need for capital improvements, insurance premiums, real estate taxes and utilities;

  •
  the impact of environmental protection laws;

  •
  changes in tax, real estate and zoning laws; and

  •
  earthquakes, hurricanes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses.

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

        We had 2,241 field personnel as of February 14, 2014 in the management and operation of our properties. The general professionalism of our site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure self-storage properties. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our properties could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

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

        Our success depends on the continued services of members of our executive management team, who have substantial experience in the self-storage industry. In addition, our ability to acquire or develop properties in the future depends on the significant relationships our executive management team has developed with our institutional joint venture partners, such as affiliates of Prudential Financial, Inc. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our executive management team could harm our business and our prospects.

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

        As of December 31, 2013, we held interests in 273 operating properties through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new self-storage properties and acquiring existing properties. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the properties we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

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

        As of December 31, 2013, we had approximately $2.0 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.

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

        As of December 31, 2013, we had approximately $1,958 million of debt outstanding, of which approximately $339.3 million or 17.3% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 2.1% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points (excluding variable rate debt with interest rate floors), the increase in interest expense would decrease future earnings and cash flows by approximately $3.0 million annually.

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

        The maximum U.S. federal income tax rate for dividends paid by domestic corporations to individual U.S. stockholders is 20%. Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our securities.

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

We will pay some taxes.

        Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages self-storage properties for our joint ventures and properties owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a taxable REIT subsidiary ("TRS") of our Company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to federal income tax and state insurance premiums tax. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we don't intend to sell properties as a dealer, the IRS could take a contrary position. To the extent that we are, or our taxable REIT subsidiary is, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2013, we owned or had ownership interests in 779 operating self-storage properties. Of these properties, 506 are wholly-owned and 273 are held in joint ventures. In addition, we managed an additional 250 properties for third parties bringing the total number of properties which we own and/or manage to 1,029. These properties are located in 35 states, Washington, D.C. and Puerto Rico. We receive a management fee generally equal to approximately 6% of cash collected from total revenues to manage the joint venture and third party sites. As of December 31, 2013, we owned and/or managed approximately 75.7 million square feet of rentable space configured in approximately 680,000 separate storage units. Approximately 70% of our properties are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for self-storage properties. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

        We consider a property to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a property to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

        As of December 31, 2013, approximately 600,000 tenants were leasing storage units at the 1,029 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of December 31, 2013, the average length of stay was approximately 12 months.

        The average annual rent per square foot for our existing customers at stabilized properties, net of discounts and bad debt, was $13.96 for the year ended December 31, 2013, compared to $13.38 for the year ended December 31, 2012. Average annual rent per square foot for new leases was $14.18 for the year ended December 31, 2013, compared to $13.81 for the same period ended December 31, 2012. The average discounts, as a percentage of rental revenues, during these periods were 4.4% and 5.1%, respectively.

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

        The following table presents additional information regarding the occupancy of our stabilized properties by state as of December 31, 2013 and 2012. The information as of December 31, 2012, is on a pro forma basis as though all the properties owned at December 31, 2013, were under our control as of December 31, 2012.

  Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2013(1)	Number of Units as of December 31, 2012	Net Rentable Square Feet as of December 31, 2013(2)	Net Rentable Square Feet as of December 31, 2012	Square Foot Occupancy % December 31, 2013	Square Foot Occupancy % December 31, 2012
Wholly-Owned Properties
Alabama	4	1,973	1,971	233,537	233,643	84.1%	85.4%
Arizona	11	6,949	6,914	814,933	814,803	87.8%	86.7%
California	113	83,805	83,685	8,741,416	8,761,065	88.0%	86.4%
Colorado	11	5,350	5,290	658,305	660,425	86.9%	88.6%
Connecticut	5	3,130	3,137	301,174	301,204	89.3%	88.1%
Florida	46	31,115	31,136	3,390,855	3,386,961	89.6%	87.1%
Georgia	20	11,420	11,350	1,458,175	1,456,612	87.1%	85.3%
Hawaii	5	5,708	5,656	338,210	333,636	83.2%	82.0%
Illinois	18	12,166	11,992	1,267,164	1,259,870	90.3%	89.9%
Indiana	9	4,711	4,600	553,158	542,543	86.4%	89.6%
Kansas	1	504	506	50,360	50,350	91.7%	84.9%
Kentucky	4	2,156	2,151	254,141	254,115	89.4%	90.1%
Louisiana	2	1,414	1,412	150,065	149,865	91.5%	89.3%
Maryland	21	15,543	15,449	1,645,845	1,645,040	89.9%	87.3%
Massachusetts	35	21,327	21,395	2,173,269	2,186,312	91.7%	89.2%
Michigan	3	1,792	1,781	252,784	253,072	89.2%	87.1%
Missouri	6	3,208	3,155	376,256	374,537	88.0%	86.9%
Nevada	5	3,219	3,207	546,574	546,203	88.4%	83.4%
New Hampshire	2	1,002	1,005	125,773	125,773	91.8%	90.2%
New Jersey	45	35,373	35,862	3,431,693	3,468,745	91.4%	89.6%
New Mexico	3	1,573	1,592	216,154	216,064	85.0%	86.2%
New York	19	16,534	16,471	1,351,830	1,351,605	90.0%	90.1%
Ohio	19	10,254	10,279	1,353,710	1,345,470	88.7%	88.7%
Oregon	3	2,144	2,140	250,410	250,610	92.5%	92.0%
Pennsylvania	9	5,724	5,728	648,885	650,755	88.9%	88.8%
Rhode Island	2	1,183	1,180	131,321	130,836	91.6%	86.3%
South Carolina	5	2,709	2,700	329,700	327,725	90.5%	85.9%
Tennessee	10	5,487	5,443	753,427	743,859	88.9%	84.6%
Texas	30	19,396	19,375	2,303,491	2,305,064	86.4%	84.2%
Utah	7	3,523	3,528	443,431	444,500	90.5%	89.8%
Virginia	11	7,499	7,485	758,522	757,546	88.9%	86.8%
Washington	5	3,065	3,054	370,983	370,630	84.0%	86.6%

Total Wholly-Owned Stabilized	489	330,956	330,629	35,675,551	35,699,438	88.9%	87.3%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2013(1)	Number of Units as of December 31, 2012	Net Rentable Square Feet as of December 31, 2013(2)	Net Rentable Square Feet as of December 31, 2012	Square Foot Occupancy % December 31, 2013	Square Foot Occupancy % December 31, 2012
Joint-Venture Properties
Alabama	2	1,148	1,147	145,153	145,213	90.3%	89.7%
Arizona	7	4,224	4,211	492,831	493,191	90.4%	88.6%
California	72	51,819	51,540	5,322,350	5,323,259	91.3%	91.1%
Colorado	2	1,323	1,320	158,863	158,553	89.9%	88.5%
Connecticut	7	5,296	5,298	611,790	612,255	92.7%	88.9%
Delaware	1	590	589	71,705	71,680	92.4%	92.8%
Florida	19	15,189	15,274	1,526,503	1,532,906	89.4%	87.8%
Georgia	2	1,056	1,061	151,524	151,684	86.6%	86.8%
Illinois	5	3,442	3,390	364,933	361,998	90.4%	89.8%
Indiana	5	2,166	2,145	284,826	283,611	90.5%	91.9%
Kansas	2	843	842	109,605	108,990	83.4%	85.0%
Kentucky	4	2,228	2,289	254,769	270,013	87.6%	89.5%
Maryland	12	9,731	9,644	954,975	951,480	90.2%	88.8%
Massachusetts	13	6,904	6,871	782,515	777,077	90.9%	90.2%
Michigan	8	4,781	4,749	611,243	611,558	89.8%	91.2%
Missouri	1	531	532	61,225	61,275	83.8%	88.5%
Nevada	5	3,046	3,062	327,113	325,923	87.7%	86.7%
New Hampshire	3	1,305	1,309	137,024	137,024	88.6%	89.7%
New Jersey	16	12,947	12,869	1,357,003	1,356,579	90.3%	90.7%
New Mexico	7	3,605	3,612	398,245	398,007	85.4%	80.8%
New York	13	14,177	14,119	1,107,419	1,106,469	91.0%	92.8%
Ohio	8	3,963	3,946	531,522	531,937	88.6%	87.1%
Oregon	1	652	652	64,970	64,970	90.4%	93.2%
Pennsylvania	10	7,961	7,944	802,240	799,590	89.6%	89.6%
Tennessee	17	9,354	9,288	1,240,082	1,214,916	89.7%	85.8%
Texas	17	10,563	10,536	1,387,706	1,388,171	92.2%	89.3%
Virginia	13	9,359	9,337	994,449	993,306	89.7%	86.8%
Washington, DC	1	1,530	1,529	102,017	101,989	91.3%	90.6%

Total Joint-Venture Stabilized	273	189,733	189,105	20,354,600	20,333,624	90.4%	89.4%

Managed Properties
Arizona	3	1,225	1,225	228,847	228,822	86.4%	80.2%
California	60	40,240	40,305	5,313,158	5,326,706	79.0%	75.4%
Colorado	11	5,782	5,764	680,801	678,304	89.7%	90.4%
Connecticut	1	477	481	61,600	61,480	88.3%	78.6%
Florida	28	16,639	16,376	2,000,476	1,972,131	83.4%	82.2%
Georgia	9	4,630	4,621	703,228	700,948	86.0%	83.2%
Hawaii	4	4,109	4,112	234,772	236,279	81.1%	69.3%
Illinois	5	2,928	2,928	318,195	318,195	91.4%	91.4%
Indiana	9	5,035	5,039	618,777	618,727	86.5%	85.6%
Kentucky	1	547	535	67,268	66,868	85.7%	89.4%
Louisiana	1	1,006	1,013	135,035	134,940	77.0%	76.5%
Maryland	10	6,084	5,814	614,972	598,802	86.3%	89.2%
Massachusetts	1	1,100	1,109	108,405	108,605	87.4%	83.2%
Mississippi	2	1,893	1,893	281,823	281,823	79.2%	79.2%
Missouri	2	1,209	1,206	152,021	151,716	85.5%	84.7%
Nevada	2	1,554	1,562	170,025	170,575	80.1%	75.6%
New Jersey	7	4,033	4,114	428,388	430,198	90.7%	74.4%
New Mexico	2	1,119	1,109	131,112	132,137	87.0%	88.8%
North Carolina	10	5,721	5,630	704,621	704,818	86.8%	81.7%
Ohio	10	3,521	3,521	489,384	489,384	84.0%	84.0%
Pennsylvania	16	7,800	7,832	927,771	929,071	85.2%	82.7%
South Carolina	4	2,763	2,745	359,600	359,250	87.1%	85.1%
Tennessee	3	1,510	1,503	206,530	206,465	87.4%	87.3%
Texas	19	9,507	9,294	1,324,030	1,329,570	83.5%	81.9%
Utah	1	785	795	136,005	136,005	79.7%	74.8%
Virginia	4	2,513	2,517	258,556	258,481	81.8%	76.0%
Washington	1	470	468	56,590	56,590	89.1%	85.6%
Washington, DC	2	1,262	1,263	112,409	112,459	91.8%	84.7%
Puerto Rico	4	2,701	2,775	288,190	289,003	84.2%	80.2%

Total Managed Stabilized	232	138,163	137,549	17,112,589	17,088,352	83.3%	80.5%

Total Stabilized Properties	994	658,852	657,283	73,142,740	73,121,414	88.0%	86.3%

(1)
Represents unit count as of December 31, 2013, which may differ from unit count as of December 31, 2012, due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2013, which may differ from net rentable square feet as of December 31, 2012, due to unit conversions or expansions.

        The following table presents additional information regarding the occupancy of our lease-up properties by state as of December 31, 2013 and 2012. The information as of December 31, 2012, is on a pro forma basis as though all the properties owned at December 31, 2013, were under our control as of December 31, 2012.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2013(1)	Number of Units as of December 31, 2012	Net Rentable Square Feet as of December 31, 2013(2)	Net Rentable Square Feet as of December 31, 2012	Square Foot Occupancy % December 31, 2013	Square Foot Occupancy % December 31, 2012
Wholly-Owned Properties
Arizona	1	631	633	71,355	71,355	73.0%	57.0%
California	3	2,143	2,167	206,835	206,023	87.7%	71.5%
Florida	6	5,143	5,252	513,994	516,079	86.2%	75.9%
Maryland	3	2,679	1,675	274,237	172,035	69.9%	72.5%
Massachusetts	1	686	684	72,465	72,770	72.5%	64.4%
New York	1	822	822	100,480	100,480	78.9%	78.3%
North Carolina	1	568	564	64,477	64,427	84.8%	69.9%
Utah	1	501	504	59,500	59,250	86.7%	68.4%

Total Wholly-Owned in Lease-up	17	13,173	12,301	1,363,343	1,262,419	81.1%	72.5%

Managed Properties
Colorado	2	1,011	1,014	117,327	117,327	85.7%	81.9%
Florida	3	1,491	1,482	151,909	150,024	85.4%	66.4%
Georgia	3	1,844	1,835	261,037	258,566	72.7%	62.7%
Illinois	1	675	—	46,599	—	10.8%	0.0%
Maryland	3	2,256	2,255	215,035	215,085	76.2%	47.3%
North Carolina	1	715	345	61,386	31,145	46.4%	0.0%
Texas	3	2,384	1,551	266,493	171,238	46.2%	50.7%
Utah	1	424	429	65,790	66,750	86.8%	82.8%
Virginia	1	600	600	54,640	54,640	51.3%	0.0%

Total Managed in Lease-up	18	11,400	9,511	1,240,216	1,064,775	66.6%	59.1%

Total Lease up-Properties	35	24,573	21,812	2,603,559	2,327,194	74.2%	66.4%

(1)
Represents unit count as of December 31, 2013, which may differ from unit count as of December 31, 2012, due to unit conversions or expansions.

(2)
Represents net rentable square feet as of December 31, 2013, which may differ from net rentable square feet as of December 31, 2012, due to unit conversions or expansions.

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

        The following table presents, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

		Range
				Dividends Declared
Year	Quarter	High	Low
2012	1st	28.92	23.80	0.20
	2nd	30.82	27.45	0.20
	3rd	35.17	30.21	0.20
	4th	36.56	32.59	0.25
2013	1st	40.97	36.50	0.25
	2nd	45.29	38.87	0.40
	3rd	47.11	39.98	0.40
	4th	49.29	40.32	0.40

        On February 14, 2014, the closing price of our common stock as reported by the NYSE was $47.20. At February 14, 2014, we had 274 holders of record of our common stock. Certain shares of the Company are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Unregistered Sales of Equity Securities

        On December 2, 2013, we completed the purchase of six of eight self-storage facilities affiliated with Grupe Properties Co. Inc. ("Grupe"), all of which are located in California. On December 3, 2013, we completed the purchase of the remaining two facilities. We previously held 35% interests in five of these eight properties through separate joint ventures with Grupe. These properties were acquired in exchange for approximately $42.7 million in cash, the assumption of approximately $4.3 million in existing debt, and the issuance of 407,996 Series C Convertible Redeemable Preferred Units ("Series C Units") valued at approximately $17.2 million.

        The Series C Units rank junior to the Operating Partnership's Series A Participating Redeemable Preferred Units, on parity with the Operating Partnership's Series B Redeemable Preferred Units and senior to all other partnership interests with respect to distributions and liquidation. The Series C Units have a priority quarterly return per unit (1) before the fifth anniversary of the date of issuance of such units, equal to $0.18 plus the then-payable quarterly distribution per common unit of the Operating Partnership, and (2) after the fifth anniversary of the date of issuance of such units, equal to the aggregate quarterly distribution per common unit of the Operating Partnership for the four quarters immediately preceding the fifth anniversary of issuance divided by four. The Series C Units have a liquidation value of $42.10 per unit. The Series C Units will be convertible at the option of the holders after the first anniversary of the date of issuance of such units and until the fifth anniversary of the date of issuance of such units, into approximately 0.9145 common units of the Operating Partnership per Series C Unit. The Series C Units will be redeemable for the liquidation value per unit at the option of the holders after the first anniversary of the date of issuance of such units, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.

        The Series C Units were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues:
Property rental	$446,682	$346,874	$268,725	$232,447	$238,256
Tenant reinsurance and management fees	73,931	62,522	61,105	49,050	41,890

Total revenues	520,613	409,396	329,830	281,497	280,146

Expenses:
Property operations	140,012	114,028	95,481	86,165	88,935
Tenant reinsurance	9,022	7,869	6,143	6,505	5,461
Acquisition related costs, loss on sublease and severance	8,618	5,351	5,033	3,235	21,236
General and administrative	54,246	50,454	49,683	44,428	40,224
Depreciation and amortization	95,232	74,453	58,014	50,349	52,403

Total expenses	307,130	252,155	214,354	190,682	208,259

Income from operations	213,483	157,241	115,476	90,815	71,887
Interest expense	(73,034)	(72,294)	(69,062)	(65,780)	(69,818)
Interest income	5,599	6,666	5,877	5,748	6,432
Gain on repurchase of exchangeable senior notes	—	—	—	—	27,928
Loss on extinguishment of debt related to portfolio acquisition and gain on sale of real estate assets	(8,193)	—	—	—	—

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	137,855	91,613	52,291	30,783	36,429
Equity in earnings of unconsolidated real estate ventures	11,653	10,859	7,287	6,753	6,964
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners' interests	46,032	30,630	—	—	—
Income tax expense	(9,984)	(5,413)	(1,155)	(4,162)	(4,300)

Net income	185,556	127,689	58,423	33,374	39,093
Noncontrolling interests in Operating Partnership and other	(13,480)	(10,380)	(7,974)	(7,043)	(7,116)

Net income attributable to common stockholders	$172,076	$117,309	$50,449	$26,331	$31,977

Earnings per common share
Basic	$1.54	$1.15	$0.55	$0.30	$0.37
Diluted	$1.53	$1.14	$0.54	$0.30	$0.37
Weighted average number of shares
Basic	111,349,361	102,290,200	92,097,008	87,324,104	86,343,029
Diluted	113,105,094	106,523,015	96,683,508	92,050,453	91,082,834
Cash dividends paid per common share	$1.45	$0.85	$0.56	$0.40	$0.38

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Total assets	$3,977,140	$3,223,477	$2,517,524	$2,249,820	$2,407,566
Total notes payable, notes payable to trusts, exchangeable senior notes and lines of credit	$1,946,647	$1,577,599	$1,363,656	$1,246,918	$1,402,977
Noncontrolling interests	$173,425	$53,524	$54,814	$57,670	$62,040
Total stockholders' equity	$1,758,470	$1,491,807	$1,018,947	$881,401	$884,179
Other Data
Net cash provided by operating activities	$271,259	$215,879	$144,164	$104,815	$81,165
Net cash used in investing activities	$(366,976)	$(606,938)	$(251,919)	$(83,706)	$(104,410)
Net cash provided by (used in) financing activities	$191,655	$395,360	$87,489	$(106,309)	$91,223

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

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by Extra Space Storage LLC and its subsidiaries to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities.

        At December 31, 2013, we owned, had ownership interests in, or managed 1,029 operating properties in 35 states, Washington, D.C. and Puerto Rico. Of these 1,029 operating properties, we owned 506, we held joint venture interests in 273 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 250 properties that are owned by third parties. These operating properties contain approximately 75.7 million square feet of rentable space in approximately 680,000 units and currently serve a customer base of approximately 600,000 tenants.

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

        To maximize the performance of our properties, we employ industry-leading revenue management systems. Developed by our management team, these systems enable us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more proactively manage revenues.

        We derive substantially all of our revenues from rents received from tenants under leases at each of our wholly-owned self-storage properties, from management fees on the properties we manage for joint-venture partners and unaffiliated third parties, and from our tenant reinsurance program. Our management fee is generally equal to approximately 6% of cash collected from total revenues generated by the managed properties. We also receive an asset management fee of 0.5% of the total asset value from one of our joint ventures.

        We operate in competitive markets, often where consumers have multiple self-storage properties from which to choose. Competition has impacted, and will continue to impact, our property results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the combination of our revenue management team and our industry-leading technology systems.

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

  •
  Acquire self-storage properties.    Our acquisitions team continues to pursue the acquisition of multi-property portfolios and single properties that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We continue to see available acquisitions on which to bid and are seeing increasing prices. However, we remain a disciplined buyer and look for acquisitions that will strengthen our portfolio and increase stockholder value.

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

        We have concluded that under certain circumstances when we (1) enter into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (2) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or

(c) of the previous paragraph. For each VIE created, we have performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. As of December 31, 2013, we had no consolidated VIEs. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

        In connection with our acquisition of properties, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. We measure the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on our historical experience with turnover in our facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.

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

        EVALUATION OF ASSET IMPAIRMENT:    Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each storage facility at least annually to determine if any such events or circumstances have occurred or exist. We focus on facilities where occupancy and/or rental income have decreased by a significant amount. For these facilities, we determine whether the decrease is temporary or permanent and whether the facility will likely recover the lost occupancy and/or revenue in the short term. In addition, we review facilities in the lease-up stage and compare actual operating results to original projections.

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

        Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. We record an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. We use a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of two thousand dollars to ten thousand dollars of insurance coverage in exchange for a monthly fee. Our exposure per claim is limited by the maximum amount of coverage chosen by each tenant. We purchase reinsurance for losses exceeding a set amount on any one event. We do not currently have any amounts recoverable under the reinsurance arrangements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 "Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standard beginning January 1, 2013 and presents accumulated other comprehensive income in accordance with the requirements of the standard.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Overview

        Results for the year ended December 31, 2013, included the operations of 779 properties (525 of which were consolidated and 254 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2012, which included the operations of 729 properties (449 of which were consolidated and 280 of which were in joint ventures accounted for using the equity method).

Revenues

        The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
Revenues:
Property rental	$446,682	$346,874	$99,808	28.8%
Tenant reinsurance	47,317	36,816	10,501	28.5%
Management fees	26,614	25,706	908	3.5%

Total revenues	$520,613	$409,396	$111,217	27.2%

        Property Rental—The change in property rental revenues consists primarily of an increase of $75,401 associated with acquisitions completed in 2013 and 2012. We acquired 78 properties during 2013 and 91 properties during 2012. In addition, revenues increased by $21,551 as a result of increases in occupancy and rental rates to existing customers at our stabilized properties. We have seen no significant increase in overall customer renewal rates; our average length of stay is approximately 12 months. For existing customers we seek to increase rental rates approximately 7% to 10% at least annually. Occupancy at our stabilized properties increased to 88.0% at December 31, 2013, as compared to 86.3% at December 31, 2012. Rental rates to new tenants increased by approximately 2.7% over the same period in the prior year.

        Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to approximately 68.7% at December 31, 2013, compared to approximately 67.0% at December 31, 2012. In addition, we operated 1,029 properties at December 31, 2013, compared to 910 properties at December 31, 2012.

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

Expenses

        The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
Expenses:
Property operations	$140,012	$114,028	$25,984	22.8%
Tenant reinsurance	9,022	7,869	1,153	14.7%
Acquisition related costs	8,618	5,351	3,267	61.1%
General and administrative	54,246	50,454	3,792	7.5%
Depreciation and amortization	95,232	74,453	20,779	27.9%

Total expenses	$307,130	$252,155	$54,975	21.8%

        Property Operations—The increase in property operations expense consists primarily of an increase of $24,335 related to acquisitions completed in 2013 and 2012. We acquired 78 properties during the year ended December 31, 2013 and 91 properties during the year ended December 31, 2012.

        Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change is due primarily to the increase in the number of properties we owned and/or managed. At December 31, 2013, we owned and/or managed 1,029 properties compared to 910 properties at December 31, 2012. In addition, there was an increase in overall customer participation to approximately 68.7% at December 31, 2013 from approximately 67.0% at December 31, 2012.

        Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increase for the year ended December 31, 2013 when compared to the prior year was related primarily to the expense of $2,441 of defeasance reimbursement costs paid to the seller in a property acquisition in December 2013.

        General and Administrative—General and administrative expenses primarily include all expenses not related to our properties, including corporate payroll, travel and professional fees. The expenses are recognized as incurred. General and administrative expense increased over the prior year primarily as a result of the costs related to the management of additional properties. During the year ended December 31, 2013, we acquired 78 properties, 47 of which we did not previously manage. We did not observe any material trends specific to payroll, travel or other expense that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties.

        Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new properties. We acquired 78 properties during the year ended December 31, 2013, and 91 properties during the year ended December 31, 2012.

Other Income and Expenses

        The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
Other income and expenses:
Gain on sale of real estate assets	$960	$—	$960	100.0%
Loss on extinguishment of debt related to portfolio acquisition	(9,153)	—	(9,153)	100.0%
Interest expense	(71,630)	(71,850)	220	(0.3)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,404)	(444)	(960)	216.2%
Interest income	749	1,816	(1,067)	(58.8)%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Equity in earnings of unconsolidated real estate ventures	11,653	10,859	794	7.3%
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners' interests	46,032	30,630	15,402	50.3%
Income tax expense	(9,984)	(5,413)	(4,571)	84.4%

Total other expense, net	$(27,927)	$(29,552)	$1,625	(5.5)%

        Gain on Sale of Real Estate Assets—The gain on sale of real estate assets recorded for the year ended December 31, 2013 was related to two transactions: (1) we recorded a gain of $800 as a result of the condemnation of a portion of land in California that resulted from eminent domain, and (2) we recorded a gain of $160 as a result of the sale of one property in Florida for $3,250 in cash.

        Loss on Extinguishment of Debt Related to Portfolio Acquisition—The loss on extinguishment of debt occurred as part of a loan assumption and immediate defeasance upon closing of a portfolio acquisition during the year ended December 31, 2013.

        Interest Expense—Interest expense remained fairly constant as the increase the total amount of debt outstanding was offset by a decrease in the average interest rate. At December 31, 2013, our total face value of debt was $1,958,586, compared to total face value of debt of $1,574,280 at December 31, 2012. The average interest rate was 3.8% as of December 31, 2013, compared to 4.2% as of December 31, 2012.

        Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership, which reflects the effective interest rate relative to the carrying amount of the liability. Our Operating Partnership had $87,663 of its 3.625% Exchangeable Senior Notes due 2027 (the "Notes due 2027") outstanding prior to April 2012, when all of the Notes due 2027 were surrendered for exchange. In June 2013, our Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the "Notes due 2033").

        Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The decrease relates primarily to the payoff of two note receivables in December 2012 when the related properties were purchased by us.

        Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder —Represents interest on a $100,000 loan to the holder of the Operating Partnership's Series A Participating Redeemable Preferred Units (the "Series A Units").

        Equity in Earnings of Unconsolidated Real Estate Ventures—The increase in equity in earnings of unconsolidated real estate ventures was due primarily to an increase in revenues at joint ventures, which resulted from higher occupancy and rental rates to new and existing customers. This increase was partially offset by a slight decrease in equity in earnings due to the acquisition of our joint venture partners' interests in several joint ventures during 2012 and 2013.

        Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners' Interests—In December 2013, we acquired our partners' equity interest in five joint ventures that each held one self-storage property. Each of these joint venture partners was associated with with Grupe Properties Co. Inc. ("Grupe"). As a result of these transactions, we recorded non-cash gains of $9,340, which represents the increase in the fair values of our prior interests in the Grupe joint ventures from their formations to the acquisition dates.

        On November 1, 2013, we acquired an additional 49% equity interest from our joint venture partners, which retained a 1% interest in the HSRE-ESP IA, LLC joint venture ("HSRE") that owns 19 properties. This transaction resulted in a non-cash gain of $34,136, which represents the increase in the fair value of our 50% interest in HSRE from the formation of the joint venture to the acquisition date.

        In February 2013, we acquired our partners' equity interests in two joint ventures that each held one self-storage property. As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in the fair values of our prior interests in the joint ventures from their formations to the acquisition dates.

        In December 2012, two joint ventures in which we held a 20% equity interest, each sold its only self-storage property. As a result of the sales, the joint ventures were dissolved, and we received cash proceeds which resulted in a gain of $1,409.

        On November 30, 2012, we acquired our joint venture partner's 80% interest in the Storage Portfolio Bravo II LLC joint venture ("SPB II"). This transaction resulted in a non-cash gain of $10,171, which represents the increase in fair value of our 20% interest in SPB II from the formation of the joint venture to the acquisition date.

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

        Income Tax Expense—The increase in income tax expense relates primarily to increased tenant reinsurance income earned by our taxable REIT subsidiary and lower solar tax credits when compared to the prior year.

Net Income Allocated to Noncontrolling Interests

        The following table presents information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(8,006)	$(6,876)	$(1,130)	16.4%
Net income allocated to Operating Partnership and other noncontrolling interests	(5,474)	(3,504)	(1,970)	56.2%

Total income allocated to noncontrolling interests:	$(13,480)	$(10,380)	$(3,100)	29.9%

        Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—In December 2013, as part of a portfolio acquisition, our Operating Partnership issued 407,996 Series C Convertible Redeemable Preferred Units ("Series C Units"). The Series C Units have a liquidation value of $42.10 per unit. From issuance until the fifth anniversary of issuance, the Series C Units receive distributions at an annual rate of $0.18 plus the then-payable quarterly distribution per common OP Unit.

        During August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued 1,342,727 Series B Redeemable Preferred Units ("Series B Units"). The Series B Units have a liquidation value of $25.00 per unit and receive distributions at an annual rate of 6%.

        Income allocated to the Preferred Operating Partnership noncontrolling interests for the year ended December 31, 2013 represents the fixed distributions paid to the holders of the Series A Units, Series B Units, and Series C Units plus approximately 0.9% of the remaining net income allocated after adjustment for the fixed distribution paid.

        For the year ended December 31, 2012, income allocated to the Preferred Operating Partnership noncontrolling interest equals the fixed distribution paid to the Series A Unit holder, plus approximately 0.9% of the remaining net income allocated after the adjustment for the fixed distribution paid. The increase in the percentage was primarily a result of the issuance of the Series B Units and Series C Units as noted above.

        Net Income Allocated to Operating Partnership and Other Noncontrolling Interests —Income allocated to the Operating Partnership represents approximately 3.6% and 2.9% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the years ended December 31, 2013 and 2012, respectively.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Overview

        Results for the year ended December 31, 2012, included the operations of 729 properties (449 of which were consolidated and 280 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2011, which included the operations of 697 properties (357 of which were consolidated and 340 of which were in joint ventures accounted for using the equity method).

Revenues

        The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
Revenues:
Property rental	$346,874	$268,725	$78,149	29.1%
Tenant reinsurance	36,816	31,181	5,635	18.1%
Management fees	25,706	29,924	(4,218)	(14.1)%

Total revenues	$409,396	$329,830	$79,566	24.1%

        Property Rental—The increase in property rental revenues consists primarily of an increase of $56,777 associated with acquisitions completed in 2012 and 2011. We completed the acquisition of 91 properties during 2012 and 55 properties during 2011. In addition, revenues increased by $15,493 as a result of increases in occupancy and rental rates to existing customers at our stabilized properties. Occupancy at our stabilized properties increased to 87.8% at December 31, 2012, as compared to 85.8% at December 31, 2011. Rental rates to new tenants increased by approximately 4.1% in 2012 over the same period in 2011. Finally, revenues at our lease-up properties increased by $5,879 in 2012 as compared to 2011, as a result of increased occupancy.

        Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to 67% at December 31, 2012, compared to approximately 63% at December 31, 2011. In addition, we operated 910 properties at December 31, 2012, compared to 882 at December 31, 2011.

        Management Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties. Management fees generally represent 6% of cash collected from properties owned by third parties and unconsolidated joint ventures. We also earn an asset management fee from the Storage Portfolio I ("SPI") joint venture, equal to 0.50% of the total asset value, provided certain conditions are met.

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

Expenses

        The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
Expenses:
Property operations	$114,028	$95,481	$18,547	19.4%
Tenant reinsurance	7,869	6,143	1,726	28.1%
Acquisition related costs	5,351	2,896	2,455	84.8%
Severance costs	—	2,137	(2,137)	(100.0)%
General and administrative	50,454	49,683	771	1.6%
Depreciation and amortization	74,453	58,014	16,439	28.3%

Total expenses	$252,155	$214,354	$37,801	17.6%

        Property Operations—The increase in property operations expense consists primarily of an increase of $18,375 related to acquisitions completed in 2012 and 2011. We completed the acquisition of 91 properties during the year ended December 31, 2012 and 55 properties during the year ended December 31, 2011.

        Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase is due primarily to approximately $1,000 of claims related to Superstorm Sandy which affected sites in the northeastern United States in October 2012.

        Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increases were related to increased acquisition activity when compared to the prior year. During 2012, we acquired 91 properties, compared to 55 properties during the year ended December 31, 2011.

        Severance Costs—The severance costs recorded during the year ended December 31, 2011, relate to severance granted to our former Executive Vice President and Chief Financial Officer, Kent Christensen, who left the Company on December 7, 2011. There were no severance costs incurred during the year ended December 31, 2012.

        General and Administrative—General and administrative expenses primarily include all expenses not related to our properties, including corporate payroll, travel and professional fees. The expenses are recognized as incurred. General and administrative expenses increased over the prior year primarily as a result of costs related to the management of additional properties. During the year ended December 31, 2012, we purchased 91 properties, 31 of which we did not previously manage. We did not observe any material trends specific to payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties. Also included in general and administrative expenses for the year ended December 31, 2011, is an expense of $1,800 related to litigation matters. There were no such expenses incurred during the year ended December 31, 2012.

        Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition and development of new properties. We acquired 91 properties and completed the development of one property during the year ended December 31, 2012.

Other Income and Expenses

        The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
Other income and expenses:
Interest expense	$(71,850)	$(67,301)	$(4,549)	6.8%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(444)	(1,761)	1,317	(74.8)%
Interest income	1,816	1,027	789	76.8%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Equity in earnings of unconsolidated real estate ventures	10,859	7,287	3,572	49.0%
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners' interests	30,630	—	30,630	100.0%
Income tax expense	(5,413)	(1,155)	(4,258)	368.7%

Total other expense, net	$(29,552)	$(57,053)	$27,501	(48.2)%

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

        Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discount on the Notes due 2027, which reflects the effective interest rate relative to the carrying amount of the liability. All of the outstanding Notes due 2027 were surrendered for exchange in April 2012.

        Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions. The increase in interest income is due to higher average cash balances during the year ended December 31, 2012, primarily as a result of the cash proceeds received from stock offerings completed in April 2012 and November 2012.

        Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder —Represents interest on a $100,000 loan to the holder of the Series A Units.

        Equity in Earnings of Unconsolidated Real Estate Ventures—The increase in equity in earnings of real estate ventures was due primarily to an increase in revenues at joint ventures, which resulted from higher occupancy and rental rates to new and existing customers. This increase was partially offset by a slight decrease in equity in earnings due to the acquisition of our joint venture partners' interests in two joint ventures in July 2012 and November 2012.

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

        Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners' Interests—In December 2012, two joint ventures in which we held a 20.0% equity interest, each sold its only self-storage property. As a result of the sales, the joint ventures were dissolved, and we received cash proceeds which resulted in a gain of $1,409.

        On November 30, 2012, we acquired our joint venture partner's 80.0% interest in SPB II. This transaction resulted in a non-cash gain of $10,171, which represents the increase in fair value of our 20.0% interest in SPB II from the formation of the joint venture to the acquisition date.

        On July 2, 2012, we acquired PREI's 94.9% interest in PRISA III. This transaction resulted in a non-cash gain of $13,499, which represents the increase in fair value of our 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

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

        Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests —Income allocated to the Preferred Operating Partnership noncontrolling interest equals the fixed distribution paid to the Series A Units holder plus approximately 0.9% and 1.0% of the remaining net income allocated after the adjustment for the fixed distribution paid for the years ended December 31, 2012 and 2011, respectively. The amount allocated to Preferred Operating Partnership noncontrolling interests was higher in 2012 when compared to 2011, as a result of an increase in net income.

        Net Income Allocated to Operating Partnership and Other Noncontrolling Interests —Income allocated to the Operating Partnership represents approximately 2.9% and 3.2% of net income after the allocation of the fixed distribution paid to the Series A Units holder for the years ended December 31, 2012 and 2011, respectively.

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

        The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
Net income attributable to common stockholders	$172,076	$117,309	$50,449
Adjustments:
Real estate depreciation	78,943	64,301	52,647
Amortization of intangibles	11,463	6,763	2,375
Gain on sale of real estate assets	(960)	—	—
Unconsolidated joint venture real estate depreciation and amortization	5,676	7,014	7,931
Unconsolidated joint venture gain on sale of real estate assets and purchase of partners' interests	(46,032)	(30,630)	185
Distributions paid on Series A Preferred Operating Partnership units	(5,750)	(5,750)	(5,750)
Income allocated to Operating Partnership noncontrolling interests	13,431	10,349	7,978

Funds from operations	$228,847	$169,356	$115,815

SAME-STORE STABILIZED PROPERTY RESULTS

        We consider our same-store stabilized portfolio to consist of only those properties which were wholly-owned at the beginning and at the end of the applicable periods presented that had achieved stabilization as of the first day of such period. The following tables present operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the properties shown below because these results provide information relating to property level operating changes without the effects of acquisitions or completed developments.

	For the Three Months Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change
	2013	2012		2013	2012
Same-store rental and tenant reinsurance revenues	$88,056	$82,603	6.6%	$345,825	$321,962	7.4%
Same-store operating and tenant reinsurance expenses	26,071	25,704	1.4%	104,377	102,379	2.0%

Same-store net operating income	$61,985	$56,899	8.9%	$241,448	$219,583	10.0%
Non same-store rental and tenant reinsurance revenues	$47,174	$24,834	90.0%	$148,174	$61,728	140.0%
Non same-store operating and tenant reinsurance expenses	$13,703	$8,819	55.4%	$44,657	$19,518	128.8%
Total rental and tenant reinsurance revenues	$135,230	$107,437	25.9%	$493,999	$383,690	28.7%
Total operating and tenant reinsurance expenses	$39,774	$34,523	15.2%	$149,034	$121,897	22.3%
Same-store square foot occupancy as of quarter end	89.2%	87.9%		89.2%	87.9%
Properties included in same-store	344	344		344	344

	For the Three Months Ended December 31,			For the Year Ended December 31,
			Percent Change			Percent Change
	2012	2011		2012	2011
Same-store rental and tenant reinsurance revenues	$70,751	$66,433	6.5%	$276,811	$259,733	6.6%
Same-store operating and tenant reinsurance expenses	21,698	21,208	2.3%	86,414	86,953	(0.6)%

Same-store net operating income	$49,053	$45,225	8.5%	$190,397	$172,780	10.2%
Non same-store rental and tenant reinsurance revenues	$36,686	$15,319	139.5%	$106,879	$40,173	166.0%
Non same-store operating and tenant reinsurance expenses	$12,825	$5,497	133.3%	$35,483	$14,671	141.9%
Total rental and tenant reinsurance revenues	$107,437	$81,752	31.4%	$383,690	$299,906	27.9%
Total operating and tenant reinsurance expenses	$34,523	$26,705	29.3%	$121,897	$101,624	19.9%
Same-store square foot occupancy as of quarter end	88.6%	86.9%		88.6%	86.9%
Properties included in same-store	282	282		282	282

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

        The increases in same-store rental and tenant reinsurance revenues for the three months and year ended December 31, 2013, as compared to the same periods ended December 31, 2012, were due primarily to an increase in average occupancy, a decrease in discounts to new customers, and an average increase of 2.0% to 4.0% in incoming rates to new tenants. The increases in same-store operating and tenant reinsurance expenses for the three months and year ended December 31, 2013 were primarily due to increases in payroll, property taxes and repairs and maintenance expenses.

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

CASH FLOWS

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

        Cash provided by operating activities were $271,259 and $215,879 for the years ended December 31, 2013 and 2012, respectively. The change when compared to the prior year was primarily due to a $57,867 increase in net income. There was also an increase in depreciation and amortization of $20,779 and an increase of $9,153 in loss on extinguishment of debt related to portfolio acquisition. These increases were partially offset by an increase in the non-cash gain on the purchase of joint venture partners' interests of $22,362.

        Cash used in investing activities was $366,976 and $606,938 for the years ended December 31, 2013 and 2012, respectively. The change was primarily the result of a decrease of $249,061 in the amount of cash used to acquire new properties in 2013 when compared to 2012.

        Cash provided by financing activities was $191,655 and $395,360 for the years ended December 31, 2013 and 2012, respectively. The net decrease was due to a number of factors, including a decrease of $223,600 in the cash proceeds received from the sale of common stock, a decrease of $492,078 in the proceeds from notes payable and lines of credit, and an increase in cash paid for dividends of $74,727. These decreases in cash were partially offset by an increase of $246,250 in proceeds received from the issuance of the Notes due 2033, a decrease of $257,459 in cash paid for principal payments on notes payable and lines of credit, including defeasance, and an increase of $87,663 in cash paid to repurchase the Notes due 2027.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        Cash provided by operating activities was $215,879 and $144,164 for the years ended December 31, 2012 and 2011, respectively. The increase when compared to the prior year was primarily due to a $69,266 increase in net income. There was also an increase in depreciation and amortization of $16,439 and an increase of $16,073 in cash received from affiliated joint ventures and related parties in 2012 when compared to 2011. These increases were partially offset by a $23,670 non-cash gain on the purchase of joint venture partners' interests.

        Cash used in investing activities was $606,938 and $251,919 for the years ended December 31, 2012 and 2011, respectively. The increase in 2012 was primarily the result of $406,768 more cash being used to acquire new properties in 2012 compared to 2011. This increase was partially offset by a decrease of $42,265 in the amount paid to purchase notes receivable.

        Cash provided by financing activities was $395,360 and $87,489 for the years ended December 31, 2012 and 2011, respectively. The increase in cash provided was the result of an increase of $317,239 in the net cash proceeds generated from the sale of common stock in 2012 compared to 2011, along with an increase of $598,776 in cash proceeds received from notes payable and lines of credit in 2012 when compared to 2011. These increases of cash were partially offset by the increase of $469,484 of cash used for principal repayments on notes payable and lines of credit during 2012 when compared to 2011, the use of $87,663 of cash to repurchase the Notes due 2027 in 2012, compared to $0 in 2011, and the increase of $36,260 of dividends paid on common stock in 2012, compared to 2011.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2013, we had $126,723 available in cash and cash equivalents. We intend to use this cash for acquisitions, to repay debt scheduled to mature in 2014 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

        Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2013, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of December 31, 2013
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$—	$75,000	2.07%	2/13/2009	5/13/2014	LIBOR plus 1.90%		(1)
Credit Line 2	—	85,000	2.07%	6/4/2010	6/3/2016	LIBOR plus 1.90%		(2)
Credit Line 3	—	40,000	2.37%	11/16/2010	2/13/2017	LIBOR plus 2.20%		(3)(4)
Credit Line 4	—	80,000	1.87%	4/29/2011	11/18/2016	LIBOR plus 1.70%		(4)

	$—	$280,000

(1)
One year extension available

(2)
One two-year extension available

(3)
Amended February 13, 2014 to extend the maturity date to February 13, 2017, increase the capacity to $50,000 and lower the interest rate to Libor plus 1.75%.

(4)
Two one-year extensions available

        As of December 31, 2013, we had $1,958,186 face value of debt, resulting in a debt to total capitalization ratio of 27.5%. As of December 31, 2013, the ratio of total fixed rate debt and other instruments to total debt was 82.7% (including $857,966 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2012 was 3.8%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2013.

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

CONTRACTUAL OBLIGATIONS

        The following table presents information on future payments due by period as of December 31, 2013:

	Payments due by Period:
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$69,857	$7,806	$10,255	$5,934	$45,862
Notes payable, notes payable to trusts and lines of credit
Interest	401,949	73,593	122,404	75,633	130,319
Principal	1,958,186	29,004	413,747	810,009	705,426

Total contractual obligations	$2,429,992	$110,403	$546,406	$891,576	$881,607

        The operating leases above include minimum future lease payments on leases for 18 of our operating properties as well as leases of our corporate offices. Two ground leases include additional contingent rental payments based on the level of revenue achieved at the property.

        As of December 31, 2013, the weighted average interest rate for all fixed rate loans was 4.1%, and the weighted average interest rate on all variable rate loans was 2.1%.

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

        As of December 31, 2013, we had approximately $1,958,186 in total face value debt, of which approximately $339,302 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $3,000 annually.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 3, 2014

Extra Space Storage Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets:
Real estate assets, net	$3,636,544	$2,991,722
Investments in unconsolidated real estate ventures	88,125	106,313
Cash and cash equivalents	126,723	30,785
Restricted cash	21,451	16,976
Receivables from related parties and affiliated real estate joint ventures	7,542	11,078
Other assets, net	96,755	66,603

Total assets	$3,977,140	$3,223,477

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,588,596	$1,369,690
Premium on notes payable	4,948	3,319
Exchangeable senior notes	250,000	—
Discount on exchangeable senior notes	(16,487)	—
Notes payable to trusts	119,590	119,590
Lines of credit	—	85,000
Accounts payable and accrued expenses	60,601	52,299
Other liabilities	37,997	48,248

Total liabilities	2,045,245	1,678,146

Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 115,755,527 and 110,737,205 shares issued and outstanding at December 31, 2013, and December 31, 2012, respectively	1,157	1,107
Paid-in capital	1,973,159	1,740,037
Accumulated other comprehensive income (deficit)	10,156	(14,273)
Accumulated deficit	(226,002)	(235,064)

Total Extra Space Storage Inc. stockholders' equity	1,758,470	1,491,807
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	80,947	29,918
Noncontrolling interests in Operating Partnership	91,453	22,492
Other noncontrolling interests	1,025	1,114

Total noncontrolling interests and equity	1,931,895	1,545,331

Total liabilities, noncontrolling interests and equity	$3,977,140	$3,223,477

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

	For the Year Ended December 31,
	2013	2012	2011
Revenues:
Property rental	$446,682	$346,874	$268,725
Tenant reinsurance	47,317	36,816	31,181
Management fees	26,614	25,706	29,924

Total revenues	520,613	409,396	329,830

Expenses:
Property operations	140,012	114,028	95,481
Tenant reinsurance	9,022	7,869	6,143
Acquisition related costs	8,618	5,351	2,896
Severance costs	—	—	2,137
General and administrative	54,246	50,454	49,683
Depreciation and amortization	95,232	74,453	58,014

Total expenses	307,130	252,155	214,354

Income from operations	213,483	157,241	115,476
Gain on sale of real estate assets	960	—	—
Loss on extinguishment of debt related to portfolio acquisition	(9,153)	—	—
Interest expense	(71,630)	(71,850)	(67,301)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,404)	(444)	(1,761)
Interest income	749	1,816	1,027
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	4,850

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	137,855	91,613	52,291
Equity in earnings of unconsolidated real estate ventures	11,653	10,859	7,287
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners' interests	46,032	30,630	—
Income tax expense	(9,984)	(5,413)	(1,155)

Net income	185,556	127,689	58,423
Net income allocated to Preferred Operating Partnership noncontrolling interests	(8,006)	(6,876)	(6,289)
Net income allocated to Operating Partnership and other noncontrolling interests	(5,474)	(3,504)	(1,685)

Net income attributable to common stockholders	$172,076	$117,309	$50,449

Earnings per common share
Basic	$1.54	$1.15	$0.55

Diluted	$1.53	$1.14	$0.54

Weighted average number of shares
Basic	111,349,361	101,766,385	91,301,265
Diluted	113,105,094	103,767,365	93,633,573

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$185,556	$127,689	$58,423
Other comprehensive income:
Change in fair value of interest rate swaps	25,335	(6,587)	(2,237)

Total comprehensive income	210,891	121,102	56,186
Less: comprehensive income attributable to noncontrolling interests	14,386	10,130	7,886

Comprehensive income attributable to common stockholders	$196,505	$110,972	$48,300

See accompanying notes

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity

(dollars in thousands, except share data)

	Noncontrolling Interests					Extra Space Storage Inc. Stockholders' Equity
	Series A Preferred Operating Partnership	Series B Preferred Operating Partnership	Series C Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Paid-in Capital	Accumulated Other Comprehensive Deficit	Accumulated Deficit	Total Equity
Balances at December 31, 2010	$29,733	$—	$—	$26,803	$1,134	87,587,322	$876	$1,148,820	$(5,787)	$(262,508)	$939,071
Issuance of common stock upon the exercise of options	—	—	—	—	—	1,388,269	14	18,608	—	—	18,622
Restricted stock grants issued	—	—	—	—	—	226,630	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	—	—	(47,695)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	5,335,423	53	112,296	—	—	112,349
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	5,757	—	—	5,757
Redemption of Operating Partnership units for common stock	—	—	—	(2,344)	—	293,641	3	2,341	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	(271)	—	—	—	—	—	—	(271)
Net income (loss)	6,289	—	—	1,689	(4)	—	—	—	—	50,449	58,423
Other comprehensive loss	(22)	—	—	(66)	—	—	—	—	(2,149)	—	(2,237)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	2,199	—	—	2,199
Distributions to Operating Partnership units held by noncontrolling interests	(6,305)	—	—	(1,793)	—	—	—	—	—	—	(8,098)
Distributions to other noncontrolling interests	—	—	—	—	(29)	—	—	—	—	—	(29)
Dividends paid on common stock at $0.56 per share	—	—	—	—	—	—	—	—	—	(52,027)	(52,027)

Balances at December 31, 2011	$29,695	$—	$—	$24,018	$1,101	94,783,590	$948	$1,290,021	$(7,936)	$(264,086)	$1,073,761

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity (Continued)

(dollars in thousands, except share data)

	Noncontrolling Interests					Extra Space Storage Inc. Stockholders' Equity
	Series A Preferred Operating Partnership	Series B Preferred Operating Partnership	Series C Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Paid-in Capital	Accumulated Other Comprehensive Deficit	Accumulated Deficit	Total Equity
Issuance of common stock upon the exercise of options	—	—	—	—	—	768,853	7	10,260	—	—	10,267
Restricted stock grants issued	—	—	—	—	—	182,052	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	—	—	(16,792)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	14,030,000	140	429,448	—	—	429,588
Issuance of common stock related to settlement of exchangeable senior notes	—	—	—	—	—	684,685	7	—	—	—	7
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	4,356	—	—	4,356
New issuance of Operating Partnership units	—	—	—	429	—	—	—	—	—	—	429
Redemption of Operating Partnership units for common stock	—	—	—	(2,479)	—	304,817	3	2,476	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	(155)	—	—	—	—	—	—	(155)
Net income	6,876	—	—	3,473	31	—	—	—	—	117,309	127,689
Other comprehensive loss	(61)	—	—	(189)	—	—	—	—	(6,337)	—	(6,587)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	3,476	—	—	3,476
Distributions to Operating Partnership units held by noncontrolling interests	(6,592)	—	—	(2,605)	—	—	—	—	—	—	(9,197)
Distributions to other noncontrolling interests	—	—	—	—	(18)	—	—	—	—	—	(18)
Dividends paid on common stock at $0.85 per share	—	—	—	—	—	—	—	—	—	(88,287)	(88,287)

Balances at December 31, 2012	$29,918	$—	$—	$22,492	$1,114	110,737,205	$1,107	$1,740,037	$(14,273)	$(235,064)	$1,545,331

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders' Equity (Continued)

(dollars in thousands, except share data)

	Noncontrolling Interests					Extra Space Storage Inc. Stockholders' Equity
	Series A Preferred Operating Partnership	Series B Preferred Operating Partnership	Series C Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Paid-in Capital	Accumulated Other Comprehensive Deficit	Accumulated Deficit	Total Equity
Issuance of common stock upon the exercise of options	—	—	—	—	—	391,543	4	5,892	—	—	5,896
Restricted stock grants issued	—	—	—	—	—	137,602	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	(23,323)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	4,500,000	45	205,943	—	—	205,988
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	4,819	—	—	4,819
Purchase of additional equity interests in existing consolidated joint ventures	—	—	—	—	(1,008)	—	—	(1,481)	—	—	(2,489)
Noncontrolling interest related to consolidated joint venture	—	—	—	—	870	—	—	—	—	—	870
Issuance of exchangeable senior notes—equity component	—	—	—	—	—	—	—	14,496	—	—	14,496
Issuance of Operating Partnership units in conjunction with portfolio acquisition	—	33,568	17,177	68,471	—	—	—	—	—	—	119,216
Redemption of Operating Partnership units for common stock	—	—	—	(260)	—	12,500	—	260	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	(41)	—	—	—	—	—	—	(41)
Net income	7,255	673	78	5,425	49	—	—	—	—	172,076	185,556
Other comprehensive income	214	—	—	692	—	—	—	—	24,429	—	25,335
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	3,193	—	—	3,193
Distributions to Operating Partnership units held by noncontrolling interests	(7,185)	(673)	(78)	(5,326)	—	—	—	—	—	—	(13,262)
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on common stock at $1.45 per share	—	—	—	—	—	—	—	—	—	(163,014)	(163,014)

Balances at December 31, 2013	$30,202	$33,568	$17,177	$91,453	$1,025	115,755,527	$1,157	$1,973,159	$10,156	$(226,002)	$1,931,895

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$185,556	$127,689	$58,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,232	74,453	58,014
Amortization of deferred financing costs	5,997	5,889	5,583
Loss on extinguishment of debt related to portfolio acquisition	9,153	—	—
Gain on sale of real estate assets	(960)	—	—
Non-cash interest expense related to amortization of discount on exchangeable senior notes	1,404	444	1,761
Non-cash interest expense related to amortization of premium on notes payable	(1,194)	(1,270)	—
Compensation expense related to stock-based awards	4,819	4,356	5,757
Gain on purchase of joint venture partners' interests	(46,032)	(23,670)	—
Distributions from unconsolidated real estate ventures in excess of earnings	4,838	2,581	7,008
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	1,277	7,439	(8,634)
Other assets	8,725	8,746	7,533
Accounts payable and accrued expenses	8,302	7,220	9,837
Other liabilities	(5,858)	2,002	(1,118)

Net cash provided by operating activities	271,259	215,879	144,164

Cash flows from investing activities:
Acquisition, development and redevelopment of real estate assets	(356,425)	(605,486)	(202,019)
Proceeds from sale of real estate assets	6,964	—	—
Investments in unconsolidated real estate ventures	(1,516)	(1,423)	(4,088)
Return of investment in unconsolidated real estate ventures	—	2,421	4,614
Change in restricted cash	(4,475)	8,792	4,730
Purchase/issuance of notes receivable	(5,000)	(7,875)	(50,140)
Purchase of equipment and fixtures	(6,524)	(3,367)	(5,016)

Net cash used in investing activities	(366,976)	(606,938)	(251,919)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	205,988	429,588	112,349
Net proceeds from issuance of exchangeable senior notes	246,250	—	—
Proceeds from notes payable and lines of credit	582,185	1,074,263	475,487
Principal payments on notes payable and lines of credit, including defeasance	(664,372)	(921,831)	(452,347)
Deferred financing costs	(7,975)	(11,607)	(6,197)
Repurchase of exchangeable senior notes	—	(87,663)	—
Redemption of Operating Partnership units held by noncontrolling interest	(41)	(155)	(271)
Net proceeds from exercise of stock options	5,896	10,267	18,622
Dividends paid on common stock	(163,014)	(88,287)	(52,027)
Distributions to noncontrolling interests	(13,262)	(9,215)	(8,127)

Net cash provided by financing activities	191,655	395,360	87,489

Net increase (decrease) in cash and cash equivalents	95,938	4,301	(20,266)
Cash and cash equivalents, beginning of the period	30,785	26,484	46,750

Cash and cash equivalents, end of the period	$126,723	$30,785	$26,484

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$65,511	$65,687	$61,726
Income taxes paid	1,916	831	665
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$260	$2,479	$2,344
Common stock and paid-in capital	(260)	(2,479)	(2,344)
Tax effect from vesting of restricted stock grants and stock option exercises
Other assets	$3,193	$3,476	$2,199
Paid-in capital	(3,193)	(3,476)	(2,199)
Acquisitions of real estate assets
Real estate assets, net	$331,230	$159,297	$137,177
Notes payable assumed	(110,803)	(150,284)	(132,327)
Notes payable assumed and immediately defeased	(98,960)	—	—
Notes payable issued to seller	—	(8,584)	(4,850)
Value of Operating Partnership units issued	(119,216)	(429)	—
Receivables from related parties and affiliated joint ventures	(2,251)	—	—

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2013

(amounts in thousands, except property and share data)

1. DESCRIPTION OF BUSINESS

        Extra Space Storage Inc. (the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT"), formed as a Maryland Corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company's interest in its properties is held through its operating partnership, Extra Space Storage LP (the "Operating Partnership"), which was formed on May 5, 2004. The Company's primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

        The Company invests in self-storage facilities by acquiring wholly-owned facilities or by acquiring an equity interest in real estate entities. At December 31, 2013, the Company had direct and indirect equity interests in 779 storage facilities. In addition, the Company managed 250 properties for third parties bringing the total number of properties which it owns and/or manages to 1,029. These properties are located in 35 states, Washington, D.C. and Puerto Rico.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly- or majority- owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

December 31, 2013

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

Reclassifications

        Certain amounts in the 2012 and 2011 financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

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

December 31, 2013

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets—Cash Flow Hedge Swap Agreements	$13,630	$—	$13,630	$—
Other liabilities—Cash Flow Hedge Swap Agreements	$(3,684)	$—	$(3,684)	$—

        There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2013. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2013 or 2012.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Long-lived assets held for use are evaluated by the Company for impairment when events or circumstances indicate that there may be impairment. The Company reviews each self-storage facility at least annually to determine if any such events or circumstances have occurred or exist. The Company focuses on facilities where occupancy and/or rental income have decreased by a significant amount. For these facilities, the Company determines whether the decrease is temporary or permanent and whether the facility will likely recover the lost occupancy and/or revenue in the short term. In addition, the Company reviews facilities in the lease-up stage and compares actual operating results to original projections.

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

        As of December 31, 2013 and 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2013 and 2012, approximate fair value.

        The fair values of the Company's note receivable from Preferred Operating Partnership unit holders was based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company's fixed rate notes

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company's exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

        The fair values of the Company's fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred Operating Partnership unit holders	$103,491	$100,000	$108,138	$100,000
Fixed rate notes payable and notes payable to trusts	$1,365,290	$1,368,885	$1,342,957	$1,275,605
Exchangeable senior notes	$251,103	$250,000	$—	$—

Real Estate Assets

        Real estate assets are stated at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use. Capitalized interest during the years ended December 31, 2013, 2012 and 2011, was $0, $0 and $752, respectively.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

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

Cash and Cash Equivalents

        The Company's cash is deposited with financial institutions located throughout the United States and at times may exceed federally insured limits. The Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

Other Assets

        Other assets consist primarily of equipment and fixtures, deferred financing costs, customer accounts receivable, investments in trusts, other intangible assets, income taxes receivable, deferred tax assets, prepaid expenses and the fair value of interest rate swaps. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. Deferred financing costs are amortized to interest expense using the effective interest method over the terms of the respective debt agreements.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities

        The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Exchange of Common Operating Partnership Units

        Redemption of common Operating Partnership units for share of common stock, when redeemed under the original provisions of the Operating Partnership agreement, are accounted for by reclassifying the underlying net book value of the units from noncontrolling interest to the Company's equity. The difference between the fair value of the consideration paid and the adjustment to the carrying amount of the noncontrolling interest is recognized as additional paid in capital for the Company.

Revenue and Expense Recognition

        Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized as income when earned. Management fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements. Equity in earnings of unconsolidated real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.

        Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. The Company accrues for property tax expense based upon invoice amounts, estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

        Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of two thousand dollars to ten thousand dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2013, the average insurance coverage for tenants was approximately two thousand two hundred dollars. The Company's exposure per claim is limited by the maximum amount of coverage chosen by each tenant. The Company purchases reinsurance for losses exceeding a set amount for any one event. The Company does not currently have any amounts recoverable under the reinsurance arrangements.

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

Advertising Costs

        The Company incurs advertising costs primarily attributable to internet, directory and other advertising. These costs are expensed as incurred. The Company recognized $6,482, $6,026, and $5,958 in advertising expense for the years ended December 31, 2013, 2012 and 2011, respectively.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company's consolidated statements of operations. For the year ended December 31, 2013, 21.4% (unaudited) of all distributions to stockholders qualified as a return of capital.

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

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2013 and 2012, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2013 and 2012, the Company had no interest or penalties related to uncertain tax provisions.

Stock-Based Compensation

        The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards granted are valued at fair value and any compensation element is recognized on a straight line basis over the service periods of each award.

Earnings Per Common Share

        Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method of computing basic earnings per common share. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

additional weighted average common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the treasury stock or as if-converted method. Potential common shares are securities (such as options, convertible debt, redeemable Series A Participating Redeemable Preferred Units ("Series A Units"), Series B Redeemable Preferred Units, ("Series B Units"), redeemable and convertible Series C Convertible Redeemable Preferred Units ("Series C Units") and redeemable Operating Partnership units ("OP Units")) that do not have a current right to participate in earnings but could do so in the future by virtue of their option, or redemption right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the years ended December 31, 2013, 2012 and 2011, options to purchase approximately 44,958 shares, 57,335 shares and 107,523 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive. As of December 31, 2013, 3,334,956 OP Units, 257,266 Series B Units, and 33,202 Series C Units were excluded from the computation of earnings per share as their effect would have been anti-dilutive. As of December 31, 2012 and 2011, 2,755,650 OP Units and 3,049,935 OP Units, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

        The Company's Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the "Notes due 2033") issued and outstanding as of December 31, 2013. The Notes due 2033 could potentially have a dilutive impact on the Company's earnings per share calculations. The Notes due 2033 are exchangeable by holders into shares of the Company's common stock under certain circumstances per the terms of the indenture governing the Notes due 2033. The exchange price of the Notes due 2033 was $55.69 per share as of December 31, 2013, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes due 2033 relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, Accounting Standards Codification ("ASC") 260, "Earnings per Share," requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company's calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the year ended December 31, 2013, no shares related to the Notes due 2033 were included in the computation for diluted earnings per share as the per share price of the Company's common stock during this period did not exceed the exchange price.

        The Company's Operating Partnership had $87,663 of Exchangeable Senior Notes due 2027 (the "Notes due 2027") that were surrendered for exchange in April 2012. Prior to their exchange, the Notes due 2027 could potentially have had a dilutive effect on the Company's earnings per share calculations. The Notes due 2027 were exchangeable by holders into cash and shares of the Company's common stock under certain circumstances per the terms of the indenture governing the Notes due

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2027 and at the time prior to surrender had an exchange price of $23.20 per share. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the Notes due 2027 relative to its exchange obligations, but retained the right to satisfy the exchange obligations in excess of the accreted principal amount in cash and/or common stock. Though the Company retained that right, ASC 260 required an assumption that shares would be used to pay the exchange obligations in excess of the accreted principal amount, and required that those shares be included in the Company's calculation of weighted average common shares outstanding for the diluted earnings per share computation. No shares were included in the diluted share calculation for the year ended December 31, 2011 as the stock price during this time did not exceed the exchange price. No shares were included for the year ended December 31, 2012 as the Notes due 2027 were no longer outstanding.

        For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series A Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46.

        For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of December 31, 2013 of $33,568 by the closing price of the Company's common stock as of December 31, 2013 of $42.13 per share. Assuming full exchange for common shares as of December 31, 2013, 796,776 shares would have been issued to the holders of the Series B Units.

        For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series C Units into common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of December 31, 2013 of $17,177 by the closing price of the Company's common stock as of December 31, 2013 of $42.13 per share. Assuming full exchange for common shares as of December 31, 2013, 407,705 shares would have been issued to the holders of the Series C Units.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2013	2012	2011
Net income attributable to common stockholders	$172,076	$117,309	$50,449
Earnings and dividends allocated to participating securities	(567)	(279)	(365)

Earnings for basic computations	171,509	117,030	50,084
Earnings and dividends allocated to participating securities	567	279	365
Add: Income allocated to noncontrolling interest—Preferred Operating Partnership and Operating Partnership	7,255	6,876	6,289
Subtract: Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership	(5,750)	(5,750)	(5,750)

Net income for diluted computations	$173,581	$118,435	$50,988

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	111,349,361	101,766,385	91,301,265
Series A Units	989,980	989,980	989,980
Dilutive and cancelled stock options and restricted stock awards	765,753	1,011,000	1,342,328

Average number of common shares outstanding—diluted	113,105,094	103,767,365	93,633,573
Earnings per common share
Basic	$1.54	$1.15	$0.55
Diluted	$1.53	$1.14	$0.54

Recently Issued Accounting Standards

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 "Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company adopted the amended standard beginning January 1, 2013 and presents accumulated other comprehensive income in accordance with the requirements of the standard.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

3. REAL ESTATE ASSETS

        The components of real estate assets are summarized as follows:

	December 31, 2013	December 31, 2012
Land—operating	$1,009,500	$755,565
Land—development	10,421	12,050
Buildings and improvements	3,032,218	2,551,886
Intangible assets—tenant relationships	65,811	51,355
Intangible lease rights	8,698	8,656

	4,126,648	3,379,512
Less: accumulated depreciation and amortization	(496,754)	(391,928)

Net operating real estate assets	3,629,894	2,987,584
Real estate under development/redevelopment	6,650	4,138

Net real estate assets	$3,636,544	$2,991,722

Real estate assets held for sale included in net real estate assets	$5,625	$8,600

        The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $12,065, $7,177 and $2,633, for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 5 to 49 years.

        Real estate assets held for sale included in net real estate assets as of December 31, 2013 are recorded at fair value and consist of undeveloped land.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

4. PROPERTY ACQUISITIONS AND DISPOSITIONS

        The following table shows the Company's acquisition of operating properties for the years ended December 31, 2013 and 2012, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid									Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non-cash gain	Notes Issued to/from Seller	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs— expensed	Notes
Texas	1	12/9/2013	$4,616	$4,610	$—	$—	$—	$—	$6	$—	—	$2,033	$2,495	$70	$18
Hawaii	1	12/6/2013	8,029	7,987	—	—	—	—	42	—	—	—	7,776	218	35
California	2	12/3/2013	24,334	16,588	—	4,208	—	(1,263)	67	4,734	112,446	6,061	15,402	392	2,479	(1)
California	6	12/2/2013	48,514	26,114	4,342	5,131	—	311	173	12,443	295,550	8,859	38,347	864	444	(1)
Florida	2	11/8/2013	27,547	27,572	—	—	—	—	(25)	—	—	3,909	23,221	374	43
Florida	1	11/7/2013	10,500	10,460	—	—	—	—	40	—	—	2,108	8,028	161	203
Various states	16	11/4/2013	96,711	98,424	—	—	—	—	(1,713)	—	—	24,248	70,160	1,874	429
Various states	19	11/1/2013	187,825	43,475	99,339	34,137	—	12,373	(1,499)	—	—	85,123	99,500	3,203	1	(2)
Georgia	1	10/15/2013	12,414	12,382	—	—	—	—	32	—	—	1,773	10,456	174	11
North Carolina	1	10/15/2013	5,535	5,519	—	—	—	—	16	—	—	3,614	1,788	126	7
California	1	9/26/2013	10,928	4,791	—	—	—	—	51	6,086	177,107	3,138	7,429	181	180	(3)
California	19	8/29/2013	186,427	96,085	—	—	—	—	519	89,823	2,613,728	100,446	81,830	2,997	1,154	(3)
Arizona	2	7/25/2013	9,313	9,183	—	—	—	—	130	—	—	2,001	7,110	192	10
Maryland	1	6/10/2013	13,688	419	7,122	—	—	—	17	6,130	143,860	2,160	11,340	—	188
Texas	1	5/8/2013	7,104	7,057	—	—	—	—	47	—	—	1,374	5,636	86	8
Hawaii	2	5/3/2013	27,560	27,491	—	—	—	—	69	—	—	5,991	20,976	438	155
Illinois	1	2/13/2013	11,083	7,592	—	341	2,251	1,173	(274)	—	—	1,318	9,485	190	90
Maryland	1	2/13/2013	12,321	8,029	—	2,215	—	2,273	(196)	—	—	1,266	10,789	260	6

2013 Totals	78		$704,449	$413,778	$110,803	$46,032	$2,251	$14,867	$(2,498)	$119,216	3,342,691	$255,422	$431,768	$11,800	$5,461

Florida	1	12/28/2012	$4,270	$4,258	$—	$—	$—	$—	$12	$—	—	$805	$3,345	$95	$25
Maryland	1	12/27/2012	13,107	10,596	2,692	—	—	—	(181)	—	—	4,314	8,412	206	175
Arizona	1	12/27/2012	8,667	8,608	—	—	—	—	59	—	—	2,973	5,545	141	8
Florida	2	12/27/2012	8,766	142	—	—	8,584	—	40	—	—	1,597	6,862	215	92	(4)
Florida	1	12/3/2012	4,273	4,254	—	—	—	—	19	—	—	1,133	3,017	99	24
Various states	21	11/30/2012	164,566	140,513	—	10,171	—	14,184	(302)	—	—	41,988	119,681	2,881	16	(5)
New Jersey	4	11/30/2012	39,336	39,283	—	—	—	—	53	—	—	10,920	26,712	825	879
Massachusetts	1	11/9/2012	9,011	8,994	—	—	—	—	17	—	—	3,115	5,684	190	22
Utah	1	9/28/2012	7,410	7,322	—	—	—	—	88	—	—	2,063	5,202	132	13	(6)
Virginia	1	9/20/2012	6,884	6,850	—	—	—	—	34	—	—	1,172	5,562	119	31
New Jersey	1	8/28/2012	13,678	13,678	—	—	—	—	—	—	—	1,511	11,732	241	194
New Jersey	1	8/23/2012	9,091	9,099	—	—	—	—	(8)	—	—	2,144	6,660	158	129
New Jersey	1	8/23/2012	15,475	15,431	—	—	—	—	44	—	—	1,890	13,112	269	204
New York	1	8/10/2012	15,300	15,377	—	—	—	—	(77)	—	—	2,800	12,173	269	58
Texas	2	8/10/2012	9,948	9,775	—	—	—	—	173	—	—	4,869	4,826	241	12
California	1	7/26/2012	4,860	2,376	2,592	—	—	—	(108)	—	—	2,428	2,317	93	22
South Carolina	1	7/19/2012	4,651	4,621	—	—	—	—	30	—	—	1,784	2,755	107	5
New Jersey, New York	6	7/18/2012	55,622	55,748	—	—	—	—	(126)	—	—	8,584	45,359	1,227	452
Colorado	1	7/18/2012	7,085	7,038	—	—	—	—	47	—	—	—	6,945	137	3
Various states	36	7/2/2012	322,516	162,705	145,000	13,499	—	3,355	(2,043)	—	—	67,550	246,133	8,142	691	(7)
Maryland	1	5/31/2012	6,501	6,438	—	—	—	—	11	52	1,814	1,185	5,051	147	118
Florida	3	5/2/2012	14,942	14,792	—	—	—	—	150	—	—	1,933	12,682	321	6
Maryland	1	3/7/2012	6,284	5,886	—	—	—	—	21	377	14,193	465	5,600	128	91
Texas	1	2/29/2012	9,405	9,323	—	—	—	—	82	—	—	1,036	8,133	187	49

2012 Totals	91		$761,648	$563,107	$150,284	$23,670	$8,584	$17,539	$(1,965)	$429	16,007	$168,259	$573,500	$16,570	$3,319

(1)
This represents the acquisition of eight properties. The Company previously held no equity interest in three of the properties. For the remaining five, the Company acquired its joint venture partners' 65% interests in five joint ventures, each of which held one property in California, resulting in full ownership by the Company. Prior to the acquisition date the Company accounted for its 35% interests in these joint ventures as equity-method investments. The total acquisition date fair value of the previous equity interests was approximately $8,400 and is included as consideration transferred. The Company recognized non-cash gains of $9,340 as a result of re-measuring its prior equity interests in these joint ventures held before the acquisition. The eight were acquired in exchange for approximately $42,702 of cash and 407,996 Series C Units valued at $17,177.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

4. PROPERTY ACQUISITIONS AND DISPOSITIONS (Continued)

(2)
This represents the acquisition of a joint venture partner's 49% interest in HSRE-ESP IA, LLC ("HSRE"), an existing joint venture, for $43,475 in cash and the assumption of a $96,516 loan. The result of this acquisition is that the Company owns a 99% interest in HSRE. The joint venture partner retained a 1% interest, which is included in other noncontrolling interests on the Company's consolidated balance sheets. HSRE owns 19 properties in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia. Prior to the acquisition date, the Company accounted for its 50% interest in the joint venture as an equity-method investment. The acquisition date fair value of the previous equity interest was approximately $43,500 which was calculated based on the fair value of the assets in the joint venture, and is included as consideration transferred. The Company recognized a non-cash gain of $34,137 as a result of re-measuring its prior equity interest in HSRE held before the acquisition. The properties are now consolidated as the Company owns the majority interest in the joint venture. A premium of $2,823 on the debt assumed was recorded in order to record the loan at fair value on the date of purchase. This premium is included in premiums on notes payable in the consolidated balance sheets and will be amortized to interest expense over the remaining term of the loan.

(3)
On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 self-storage facilities affiliated with All Aboard Mini Storage, all of which are located in California. On September 26, 2013, the Operating Partnership completed the purchase of the remaining facility. These properties were acquired in exchange for $100,876 in cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,568 and 1,448,108 common OP Units valued at $62,341. In accordance with ASC 805, "Business Combinations," the assumed debt was recorded at its fair value as of the closing date. The difference between the price paid to extinguish the debt, which included $9,153 of defeasance costs, and the carrying value of the debt was recorded as loss on extinguishment of debt related to portfolio acquisition on the Company's Consolidated Statements of Operations.

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

(5)
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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

4. PROPERTY ACQUISITIONS AND DISPOSITIONS (Continued)

(6)
This property was purchased from Sandy Self Storage, LLC, which was partially owned by Kenneth T. Woolley, the son of Kenneth M. Woolley, Executive Chairman.

(7)
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

        On December 11, 2013, the Company sold 50% of its ownership in a parcel of undeveloped land held for sale located in California for $2,025. The buyer holds their 50% interest as a tenant in common. No gain or loss was recorded as a result of the sale.

        On December 6, 2013, the Company sold a property located in Florida for $3,250 in cash. As a result of this transaction, a gain of $160 was recorded.

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

        As noted above, during the year ended December 31, 2013, the Company acquired 78 properties. The following pro forma financial information includes 55 of the 78 properties acquired. Twenty-three properties were excluded as it was impractical to obtain the historical information from the previous owners and in total they represent an immaterial amount of total revenues. The pro forma information is based on the combined historical financial statements of the Company and 55 of the properties acquired, and presents the Company's results as if the acquisitions had occurred as of January 1, 2012:

	2013	2012
Total revenues	$558,484	$457,786
Net income attributable to common stockholders	$189,794	$132,744
Earnings per common share
Basic	$1.70	$1.30
Diluted	$1.70	$1.30

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

4. PROPERTY ACQUISITIONS AND DISPOSITIONS (Continued)

        The following table summarizes the revenues and earnings related to the acquisitions since the acquisition dates, included in the consolidated income statement for the year ended December 31, 2013:

For the Year Ended December 31, 2013
Total revenues	$17,907
Net income attributable to common stockholders	$6,132

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

        Investments in unconsolidated real estate ventures consist of the following:

			Investment balance at December 31,
	Equity Ownership %	Excess Profit Participation %
			2013	2012
Extra Space West One LLC ("ESW")	5%	40%	$138	$413
Extra Space West Two LLC ("ESW II")	5%	40%	4,286	4,404
Extra Space Northern Properties Six LLC ("ESNPS")	10%	35%	263	626
Extra Space of Santa Monica LLC ("ESSM")	48%	48%	2,541	2,655
Clarendon Storage Associates Limited Partnership ("Clarendon")	50%	50%	3,155	3,160
HSRE-ESP IA, LLC ("HSRE")	99%	99%	—	12,506
PRISA Self Storage LLC ("PRISA")	2%	17%	10,737	10,972
PRISA II Self Storage LLC ("PRISA II")	2%	17%	9,143	9,331
VRS Self Storage LLC ("VRS")	45%	54%	41,810	43,107
WCOT Self Storage LLC ("WCOT")	5%	20%	4,145	4,315
Storage Portfolio I LLC ("SP I")	25%	25 - 40%	12,343	12,587
Extra Space of Eastern Avenue LLC ("Eastern Avenue")	58%	40%	—	2,305
Extra Space of Montrose Avenue LLC ("Montrose")	39%	50%	—	1,173
Other unconsolidated real estate ventures	18 - 50%	19 - 50%	(436)	(1,241)

			$88,125	$106,313

        In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

        In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation. As of December 31, 2013, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES (Continued)

        On December 2, 2013 and December 3, 2013, the Company acquired its joint venture partners' 65% interests in five joint ventures, each of which held one property in California, resulting in full ownership by the Company. Prior to the acquisition date the Company accounted for its 35% interests in these joint ventures as equity-method investments. The total acquisition date fair value of the previous equity interests was approximately $8,400 and is included as consideration transferred. The Company recognized non-cash gains of $9,340 as a result of re-measuring its prior equity interests in these joint ventures held before the acquisition. These five properties were acquired in exchange for approximately $29,054 of cash and 295,107 Series C Units valued at $12,424. These amounts were previously classified in other minority owned properties in the table above.

        On November 1, 2013, the Company acquired its joint venture partner's 49% interest in HSRE-ESP IA, LLC ("HSRE"), an existing joint venture, for $43,475 in cash and the assumption of a $96,516 loan. The result of this acquisition is that the Company owns a 99% interest in HSRE. The joint venture partner retained a 1% interest, valued at $870, which was recorded at fair value based on the fair value of the assets in the joint venture and is included in other noncontrolling interests on the Company's consolidated balance sheets. HSRE owns 19 properties in various states. The properties are now consolidated as the Company owns the majority interest in the joint venture. Prior to the acquisition date, the Company accounted for its 50% interest in the joint venture as an equity-method investment. The acquisition date fair value of the previous equity interest was approximately $43,500, and is included as consideration transferred. The Company recognized a non-cash gain of $34,137 as a result of re-measuring its prior equity interest in HSRE held before the acquisition.

        On February 13, 2013, the Company acquired its joint venture partner's 48% equity interest in Extra Space of Eastern Avenue LLC ("Eastern Avenue"), which owned one self-storage property located in Maryland, for approximately $5,979. Prior to the acquisition, the remaining 52% interest was owned by the Company, which accounted for its investment in Eastern Avenue using the equity method. The Company recorded a non-cash gain of $2,215 related to this transaction, which represents the increase in fair value of the Company's interest in Eastern Avenue from its formation to the acquisition date.

        On February 13, 2013, the Company acquired its joint venture partner's 61% equity interest in Extra Space of Montrose Avenue LLC ("Montrose"), which owned one self-storage property located in Illinois, for approximately $6,878. Prior to the acquisition, the remaining 39% interest was owned by the Company, which accounted for its investment in Montrose using the equity method. The Company recorded a non-cash gain of $341 related to this transaction, which represents the increase in fair value of the Company's interest in the joint venture from its formation to the acquisition date.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES (Continued)

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

        On January 15, 2012, the Company sold its 40% equity interest in U-Storage de Mexico S.A. and related entities to its joint venture partners for $4,841. The Company received cash of $1,492 and a note receivable of $3,349. No gain or loss was recorded on the sale. At December 31, 2013, the balance of the note receivable was $747. The note receivable is due December 15, 2014.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES (Continued)

        Equity in earnings of unconsolidated real estate ventures consists of the following:

        Equity in earnings of real estate ventures consists of the following for the periods ended:

	For the Year Ended December 31,
	2013	2012	2011
Equity in earnings of ESW	$1,406	$1,263	$1,156
Equity in earnings (losses) of ESW II	50	26	(8)
Equity in earnings of ESNPS	461	382	338
Equity in earnings of ESSM	369	314	114
Equity in earnings of Clarendon	516	471	465
Equity in earnings of HSRE	1,428	1,298	388
Equity in earnings of PRISA	890	821	674
Equity in earnings of PRISA II	703	643	530
Equity in earnings of PRISA III	—	187	330
Equity in earnings of VRS	3,464	2,849	2,279
Equity in earnings of WCOT	448	370	92
Equity in earnings (losses) of SP I	1,243	1,103	(116)
Equity in earnings of SPB II	—	430	301
Equity in earnings of Everest	—	—	88
Equity in earnings of Eastern Avenue	461	157	137
Equity in losses of Montrose	—	(20)	(46)
Equity in earnings of other minority owned properties	214	565	565

	$11,653	$10,859	$7,287

        Equity in earnings (losses) of ESW II, SP I and SPB II includes the amortization of the Company's excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES (Continued)

        Information (unaudited) related to the real estate ventures' debt at December 31, 2013, is presented below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESW—Fixed	$16,700	5.00%	September 2015
ESW II—Swapped to fixed	19,327	3.57%	February 2019
ESNPS—Fixed	34,500	5.27%	June 2015
ESSM—Variable	11,125	2.19%	November 2014
Clarendon—Swapped to fixed	8,024	5.93%	September 2018
PRISA	—	—	Unleveraged
PRISA II	—	—	Unleveraged
VRS—Swapped to fixed	52,100	3.34%	July 2019
WCOT—Swapped to fixed	87,500	3.34%	August 2019
SP I—Fixed	93,994	4.66%	April 2018
Other minority owned properties	25,504	Various	Various

        Combined, condensed unaudited financial information of ESW, ESW II, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT, SP I and SPB II and HSRE as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, follows:

	December 31,
Balance Sheets:	2013(a)	2012(a)(b)
Assets:
Net real estate assets	$1,474,754	$1,633,402
Other	33,788	33,103

	$1,508,542	$1,666,505

Liabilities and members' equity:
Notes payable	$304,121	$404,630
Other liabilities	22,040	27,383
Members' equity	1,182,381	1,234,492

	$1,508,542	$1,666,505

	For the Year Ended December 31,
Statements of Income:	2013(a)	2012(a)(b)	2011(b)
Rents and other income	$260,487	$266,222	$304,499
Expenses	149,595	164,285	217,114

Net income	$110,892	$101,937	$87,385

(a)
On November 1, 2013 the Company acquired its partner's 49% interest in HSRE as disclosed in Note 4. Property Acquisitions and Dispositions. As such, HSRE is now consolidated on the Company's balance sheet and has been excluded from the 2013 balance sheet table above.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES (Continued)

(b)
The income statement information for the years ended December 31, 2012 and 2011 includes results from PRISA III and SPB II, which were acquired by the Company during 2012. Balance sheet information as of December 31, 2013 and 2012 does not include PRISA III or SPB II.

Variable Interests in Unconsolidated Real Estate Joint Ventures:

        The Company has an interest in one unconsolidated joint venture with an unrelated third party which is a variable interest entity ("VIE"). The Company holds an 18% equity interest and a 50% profit interest in the VIE joint venture ("VIE JV"), and has 50% of the voting rights in the VIE JV. Qualification as a VIE was based on the determination that the equity investment at risk for the joint venture was not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for the joint venture to determine which party was the primary beneficiary of each VIE. The Company determined that since the powers to direct the activities most significant to the economic performance of the entity is shared equally by the Company and its joint venture partner, there is no primary beneficiary. Accordingly, the interest is recorded using the equity method.

        The VIE JV owns a single self-storage property. This joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partner, (2) a primary mortgage note payable and (3) amounts payable to the Company. The amounts payable to the Company consist of amounts owed for expenses paid on behalf of the joint venture by the Company as manager and a secondary mortgage notes payable to the Company. The Company performs management services for the VIE JV in exchange for a management fee of approximately 6% of cash collected by the property. Except as disclosed, the Company has not provided financial or other support during the periods presented to the VIE JV that it was not previously contractually obligated to provide.

        The Company guarantees the primary mortgage notes payable of the VIE JV. The Company's maximum exposure to loss for this joint venture as of December 31, 2013, is the total of the guaranteed loan balance, the amounts payable to the Company and the Company's investment balances in the joint venture. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantee is unlikely and, therefore, no liability has been recorded related to this guarantee. Also, repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company.

        The following table compares the liability balance and the maximum exposure to loss related to the Company's VIE JV as of December 31, 2013:

	Liability Balance	Investment Balance	Balance of Guaranteed Loan	Amounts Payable to the Company	Maximum Exposure to Loss	Difference
Extra Space of Sacramento One LLC	$—	$(1,096)	$4,307	$6,283	$9,494	$(9,494)

The Company had no consolidated VIEs for the year ended December 31, 2013.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

6. OTHER ASSETS

        The components of other assets are summarized as follows:

	December 31, 2013	December 31, 2012
Equipment and fixtures	$21,774	$15,090
Less: accumulated depreciation	(12,805)	(10,223)
Other intangible assets	6,460	3,434
Deferred financing costs, net	21,881	19,783
Prepaid expenses and deposits	8,355	7,934
Receivables, net	32,025	19,881
Investments in Trusts	3,590	3,590
Income taxes receivable	1,845	3,609
Fair value of interest rate swaps	13,630	—
Deferred tax asset	—	3,505

	$96,755	$66,603

7. NOTES PAYABLE

        The components of notes payable are summarized as follows:

	December 31, 2013	December 31, 2012
Fixed Rate
Mortgage loans with banks (including loans subject to interest rate swaps) bearing interest at fixed rates between 2.8% and 6.7%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between May 2014 and April 2021.	$1,249,295	$1,156,015
Variable Rate
Mortgage loans with banks bearing floating interest rates based on LIBOR and Prime. Interest rates based on LIBOR are between LIBOR plus 1.8% (1.97% at December 31, 2013 and 2.21% December 31, 2012) and LIBOR plus 2.1% (2.27% at December 31, 2013 and 3.21% December 31, 2012). Interest rates based on Prime are 3.25% at December 31, 2013. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between December 2014 and April 2020.	339,301	213,675

	$1,588,596	$1,369,690

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

7. NOTES PAYABLE (Continued)

        The following table summarizes the scheduled maturities of notes payable at December 31, 2013:

2014	$29,004
2015	257,432
2016	156,315
2017	422,215
2018	137,794
Thereafter	585,836

$1,588,596

        Certain mortgage and construction loans with variable interest rates are subject to interest rate floors starting at 2.05%. Real estate assets are pledged as collateral for the notes payable. Of the Company's $1,588,596 in notes payable outstanding at December 31, 2013, $1,016,463 were recourse due to guarantees or other security provisions. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at December 31, 2013.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive deficit and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2013, 2012 and 2011, such derivatives were used to

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

8. DERIVATIVES (Continued)

hedge the variable cash flows associated with existing variable-rate debt. During 2014, the Company estimates that an additional $8,298 will be reclassified as an increase to interest expense.

        The following table summarizes the terms of the Company's 22 derivative financial instruments as of December 31, 2013:

Hedge Product	Current Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,780 - $96,107	2.79% - 6.32%	7/1/2009 - 7/25/2013	7/1/2014 - 4/1/2021

Fair Values of Derivative Instruments

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset (Liability) Derivatives
	December 31, 2013		December 31, 2012
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Swap Agreements	Other assets	$13,630	Other assets	$—
Swap Agreements	Other liabilities	$(3,684)	Other liabilities	$(15,228)

Effect of Derivative Instruments

        The tables below present the effect of the Company's derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

		For the Year Ended December 31,
	Classification of Income (Expense)
Type		2013	2012	2011
Swap Agreements	Interest expense	$(8,917)	$(6,758)	$(3,771)

			Gain (loss) reclassified from OCI
	Gain (loss) recognized in OCI
		Location of amounts reclassified from OCI into income	For the Year Ended December 31, 2013
Type	December 31, 2013
Swap Agreements	$13,718	Interest expense	$(8,917)

Credit-risk-related Contingent Features

        The Company has agreements with some of its derivative counterparties that contain provisions pursuant to which, the Company could be declared in default of its derivative obligations if the

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

8. DERIVATIVES (Continued)

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

        As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,684. As of December 31, 2013, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $3,946.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

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

        Trust, Trust II and Trust III (together, the "Trusts") are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have the power to direct the activities of the entities that most significantly affect the entities' economic performance because of their lack of voting or similar rights. Because the Operating Partnership's investment in the Trusts' common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk. The Operating Partnership's investment in the Trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the Trusts. Since the Company is not the primary beneficiary of the Trusts, they have not been consolidated. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trusts by the Company. The Company has also recorded its investment in the Trusts' common securities as other assets.

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

        Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the Trusts to the maximum exposure to loss the Company is subject to related to the Trusts as of December 31, 2013:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

10. EXCHANGEABLE SENIOR NOTES

        On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the Notes due 2033 were approximately $1,672. These costs are being amortized as an adjustment to interest expense over

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

10. EXCHANGEABLE SENIOR NOTES (Continued)

five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the consolidated balance sheet. The Notes due 2033 are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The Notes due 2033 bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the Notes due 2033 may, under certain circumstances, be exchangeable for cash (for the principal amount of the Notes due 2033) and, with respect to any excess exchange value, for cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock at the Company's option. The initial exchange rate of the Notes due 2033 is approximately 17.96 shares of the Company's common stock per $1,000 principal amount of the Notes due 2033.

        The Operating Partnership may redeem the Notes due 2033 at any time to preserve the Company's status as a REIT. In addition, on or after July 5, 2018, the Operating Partnership may redeem the Notes due 2033 for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the Notes due 2033. The holders of the Notes due 2033 have the right to require the Operating Partnership to repurchase the Notes due 2033 for cash, in whole or in part, on July 1 of the years 2018, 2023, and 2028, and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2033 plus accrued and unpaid interest. Certain events are considered "Events of Default," as defined in the indenture governing the Notes due 2033, which may result in the accelerated maturity of the Notes due 2033.

        GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. The Company therefore accounts for the liability and equity components of the Notes due 2033 separately. The equity component is included in paid-in capital in stockholders' equity in the consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The discount is being amortized as interest expense over the remaining period of the debt through its first redemption date, July 1, 2018. The effective interest rate on the liability component is 4.0%.

        Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount were as follows for the periods indicated:

	December 31, 2013	December 31, 2012
Carrying amount of equity component	$(14,496)	$—

Principal amount of liability component	$250,000	$—
Unamortized discount—equity component	(13,131)	—
Unamortized cash discount	(3,356)	—

Net carrying amount of liability component	$233,513	$—

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

10. EXCHANGEABLE SENIOR NOTES (Continued)

        On March 27, 2007, the Company's Operating Partnership issued $250,000 of 3.625% Exchangeable Senior Notes due 2027. The Notes due 2027 bore interest at 3.625% per annum and contained an exchange settlement feature, which provided that under certain circumstances, the Notes due 2027 could have been exchanged for cash (up to the principal amount) and, with respect to any excess exchange value, for cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock at the option of the Operating Partnership. The Company accounted for the liability and equity components of the Notes due 2027 separately as required under GAAP. The effective interest rate on the liability component of the Notes due 2027 was 5.75%.

        On March 1, 2012, the Company announced that the holders of the Operating Partnership's then-outstanding $87,663 principal amount of the Notes due 2027 had the right to surrender their notes for repurchase by the Operating Partnership on April 1, 2012 for 100% of the principal amount, pursuant to the holders' rights under the indenture governing the Notes due 2027.

        As of April 3, 2012, the Company received notice that the holders of the entire $87,663 principal amount of the Notes due 2027 had surrendered their notes for exchange. On April 26, 2012, the Company settled the exchange by paying cash for the principal amount, as required by the indenture, and issuing 684,685 shares of common stock for the value in excess of the principal amount. The issuance of shares was reflected as an increase in paid-in-capital with a corresponding decrease in paid-in-capital attributable to the reacquisition of the equity component of the convertible debt.

        The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the Notes due 2033 and the Notes due 2027 was as follows for the periods presented:

	For the Year Ended December 31,
	2013	2012	2011
Contractual interest	$3,134	$790	$3,178
Amortization of discount	1,404	444	1,761

Total interest expense recognized	$4,538	$1,234	$4,939

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

11. LINES OF CREDIT

        All of the Company's lines of credit are guaranteed by the Company and secured by mortgages on certain real estate assets. The following table presents information on the Company's lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2013
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$—	$75,000	2.07%	2/13/2009	5/13/2014	LIBOR plus 1.90%	(1)
Credit Line 2	—	85,000	2.07%	6/4/2010	6/3/2016	LIBOR plus 1.90%	(2)
Credit Line 3	—	40,000	2.37%	11/16/2010	2/13/2017	LIBOR plus 2.20%	(3)(4)
Credit Line 4	—	80,000	1.87%	4/29/2011	11/18/2016	LIBOR plus 1.70%	(4)

	$—	$280,000

(1)
One year extension available

(2)
One two-year extension available

(3)
Amended February 13, 2014 to extend the maturity date to February 13, 2017, increase the capacity to $50,000 and lower the interest rate to Libor plus 1.75%.

(4)
Two one-year extensions available

12. OTHER LIABILITIES

        The components of other liabilities are summarized as follows:

	December 31, 2013	December 31, 2012
Deferred rental income	$24,037	$20,752
Lease obligation liability	2,076	3,826
Fair value of interest rate swaps	3,684	15,228
Income taxes payable	671	1,414
Deferred tax liability	3,481	—
Other miscellaneous liabilities	4,048	7,028

	$37,997	$48,248

        Included in the lease obligation liability is approximately $2,352 and $3,826 for the years ended December 31, 2013 and 2012, respectively, related to minimum rentals to be received in the future under non-cancelable subleases.

        Included in other miscellaneous liabilities is unpaid claims related to the Company's tenant reinsurance program. For the years ended December 31, 2013, 2012 and 2011, the number of claims

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

12. OTHER LIABILITIES (Continued)

made were 2,316, 2,060 and 1,834, respectively. The roll forward of the liability of unpaid claims is as follows:

	For the Year Ended December 31,
	2013	2012
Unpaid claims liability at beginning of year	$1,414	$715
Provision for current year claims	3,817	3,417
Increase (decrease) in provision for prior year claims	(116)	22
Payments for current year claims	(2,627)	(2,028)
Payments for prior year claims	(1,252)	(712)

Unpaid claims liability at the end of the year	$1,236	$1,414

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        Management fee revenues for related party and affiliated real estate joint ventures are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2013	2012	2011
ESW	Affiliated real estate joint ventures	$450	$430	$410
ESW II	Affiliated real estate joint ventures	382	354	335
ESNPS	Affiliated real estate joint ventures	528	498	479
ESSM	Affiliated real estate joint ventures	117	107	85
HSRE	Affiliated real estate joint ventures	1,146	1,094	1,045
PRISA	Affiliated real estate joint ventures	5,215	5,174	4,961
PRISA II	Affiliated real estate joint ventures	4,397	4,138	4,016
PRISA III	Affiliated real estate joint ventures	—	920	1,796
VRS	Affiliated real estate joint ventures	1,286	1,207	1,156
WCOT	Affiliated real estate joint ventures	1,601	1,520	1,497
SP I	Affiliated real estate joint ventures	1,953	1,885	6,392
SPB II	Affiliated real estate joint ventures	—	923	969
Everest	Affiliated real estate joint ventures	15	133	528
Other	Franchisees, third parties and other	9,524	7,323	6,255

		$26,614	$25,706	$29,924

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

        Receivables from related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2013	December 31, 2012
Mortgage notes receivable	$5,818	$7,670
Other receivables from properties	1,724	3,408

	$7,542	$11,078

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

13. RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS (Continued)

        Other receivables from properties consist of amounts due for management fees, asset management fees and expenses paid on behalf of the properties that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2013 and 2012.

        Centershift, a related party service provider, is partially owned by one of the Company's board members. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secures a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company's property acquisition, development, redevelopment and operational activities. During the years ended December 31, 2013, 2012 and 2011, the Company paid Centershift $1,095, $1,235, and $1,087, respectively, relating to the purchase of software and license agreements. On October 1, 2013, the Company bought out the remainder of its three year contract with Centershift for $1,500, which is recorded in general and administrative expense. In addition, the Company purchased a copy of the STORE source code and some equipment from Centershift for $2,600. The Company no longer has any contractual liability to Centershift.

        The Company has entered into an annual aircraft dry lease and service and management agreement with SpenAero, L.C. ("SpenAero"), an affiliate of Spencer F. Kirk, the Company's Chief Executive Officer. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2013, 2012 and 2011, the Company paid SpenAero $803, $649, and $608, respectively. The services that the Company receives from SpenAero are similar in nature and comparable in price to those that are provided to other outside third parties.

14. STOCKHOLDERS' EQUITY

        The Company's charter provides that it can issue up to 300,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2013, 115,755,527 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

        All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company's common stock is American Stock Transfer & Trust Company.

        On November 8, 2013, the Company issued and sold 4,500,000 shares of its common stock in a public offering at a price to the underwriter of $45.81 per share. The Company received gross proceeds of $206,145. Transaction costs were $157, resulting in net proceeds of $205,988.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

14. STOCKHOLDERS' EQUITY (Continued)

        In May 2011, the Company closed a public stock offering of 5,335,423 shares of its common stock at an offering price of $21.16 per share. The Company received gross proceeds of $112,898. Transaction costs were $549, for net proceeds of $112,349.

15. NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

Classification of Noncontrolling Interests

        GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly as equity transactions. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

        The Company has evaluated the terms of the Operating Partnership's preferred units and classifies the noncontrolling interest represented by the such preferred units as stockholders' equity in the accompanying consolidated balance sheets. The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets. Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.

Series A Participating Redeemable Preferred Units

        On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities (the "Properties") in exchange for 989,980 Series A Units. The self-storage facilities are located in California and Hawaii.

        On June 25, 2007, the Operating Partnership loaned the holders of the Series A Units $100,000. The note receivable bears interest at 4.85%. During 2013 a loan amendment was signed extending the maturity date to September 1, 2020. The loan is secured by the borrower's Series A Units. The holders of the Series A Units can redeem up to 114,500 Series A Units prior to the maturity date of the loan. If any redemption in excess of 114,500 Series A Units occurs prior to the maturity date, the holder of the Series A Units is required to repay the loan as of the date of that redemption. The Series A Units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units.

        The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the Series A Units. The Series A Units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

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

        The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

        The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,568. Holders of the Series B Units receive distributions at an annual rate of 6%. These distributions are cumulative and accrue each quarter regardless of the declaration of dividends or distributions. The Series B Units will become redeemable at the option of the holder on August 29, 2014 and September 26, 2014, which redemption obligations may be satisfied at the Company's option in cash or shares of its common stock.

Series C Convertible Redeemable Preferred Units

        On December 2, 2013, the Operating Partnership completed the purchase of six of eight self-storage facilities affiliated with Grupe Properties Co. Inc. ("Grupe"), all of which are located in California. On December 3, 2013, the Operating Partnership completed the purchase of the remaining two facilities. The Company previously held 35% interests in five of these eight properties through separate joint ventures with Grupe. These properties were acquired in exchange for $42,702 of cash, the assumption of $4,342 in existing debt, and the issuance of 407,996 Series C Units valued at $17,177.

        The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units rank junior to the Series A Units, on parity with the Series B Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

        The Series C Units have a liquidation value of $42.10 per unit. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution for common OP Unit plus $0.18. Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

15. NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS (Continued)

the fifth anniversary of issuance divided by four. These distributions are cumulative. The Series C Units will become redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company's option in cash or shares of its common stock. The Series C Units will also become convertible into common OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 common OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.

16. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

        The Company's interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.2% majority ownership interest therein as of December 31, 2013. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 5.8% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2013, the Operating Partnership had 4,334,118 common OP Units outstanding.

        The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company's common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2013, was $42.05 and there were 4,334,118 OP units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP Units on December 31, 2013 and the Company elected to pay the non-controlling members cash, the Company would have paid $182,250 in cash consideration to redeem the units.

        In October 2013, 12,500 OP Units were redeemed in exchange for the Company's common stock. In March and April 2013, 1,000 OP Units were redeemed in exchange for $41 in cash.

        On August 29, 2013 and September 26, 2013, the Company purchased 20 properties in California. As part of the consideration, 1,448,108 OP Units were issued for a value of $62,341.

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

December 31, 2013

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

17. OTHER NONCONTROLLING INTERESTS

        Other noncontrolling interests represent the ownership interests of various third parties in two consolidated joint ventures as of December 31, 2013. One of these consolidated joint ventures owns one property which was under construction at December 31, 2013. The second consolidated joint venture owns 19 properties. The ownership interests of the third party owners range from 1.0% to 3.3%. Other noncontrolling interests are included in the stockholders' equity section of the Company's consolidated balance sheet. The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

        In November 2013, the Company purchased its joint venture partner's 10% membership interest in an existing joint venture for $1,292. The joint venture owned a single property located in California, and as a result of the acquisition, the property became wholly-owned by the Company. Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

        In May 2013, the Company purchased one of its joint venture partner's 27.6% capital interest and 35% profit interest in a previously unconsolidated joint venture for $950. The partner's interest was reported in other noncontrolling interests prior to the purchase. As a result of the acquisition, the property became wholly-owned by the Company. Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

        In February 2013, the Company purchased one of its joint venture partner's 1.7% capital interest and 17% profit interest in consolidated property for $200. As a result, the Company's capital interest

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

17. OTHER NONCONTROLLING INTERESTS (Continued)

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

18. STOCK-BASED COMPENSATION

        The Company has the following plans under which shares were available for grant at December 31, 2013:

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

        As of December 31, 2013, 2,390,415 shares were available for issuance under the Plans.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

Option Grants

        A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2013
Outstanding at December 31, 2010	3,105,905	$13.13
Granted	110,900	19.60
Exercised	(1,388,269)	13.44
Forfeited	(29,675)	15.65

Outstanding at December 31, 2011	1,798,861	$13.25
Granted	67,084	27.18
Exercised	(768,853)	13.55
Forfeited	—	—

Outstanding at December 31, 2012	1,097,092	$13.89
Granted	49,075	38.40
Exercised	(391,543)	14.81
Forfeited	—	—

Outstanding at December 31, 2013	754,624	$15.00	5.10	$20,471

Vested and Expected to Vest	734,400	$14.52	5.01	$20,276
Ending Exercisable	556,191	$11.84	4.21	$16,847

        The aggregate intrinsic value in the table above represents the total value (the difference between the Company's closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The weighted average fair value of stock options granted in 2013, 2012 and 2011, was $9.74, $6.64 and $5.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2013	2012	2011
Expected volatility	42%	44%	45%
Dividend yield	4%	5%	5%
Risk-free interest rate	1%	1%	2%
Average expected term (years)	5	5	5

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

        The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 5.0% of unvested options outstanding as of December 31, 2013, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

        A summary of stock options outstanding and exercisable as of December 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22 - $11.50	191,465	5.13	$6.22	191,465	$6.22
$11.51 - $12.50	192,960	4.83	12.06	134,315	12.17
$12.51 - $15.50	143,700	2.56	14.76	143,700	14.76
$15.51 - $19.60	116,350	5.32	18.37	75,950	17.71
$19.61 - $38.40	110,149	8.61	32.20	10,761	27.35

$6.22 - $38.40	754,624	5.10	$15.00	556,191	$11.84

        The Company recorded compensation expense relating to outstanding options of $536, $585 and $942 in general and administrative expense for the years ended December 31, 2013, 2012 and 2011, respectively. Total cash received for the years ended December 31, 2013, 2012 and 2011, related to option exercises was $5,896, $10,267 and $18,622, respectively. At December 31, 2013, there was $704 of total unrecognized compensation expense related to non-vested stock options under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.60 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2013, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors

        The Company recorded $4,283, $3,771 and $4,815 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2013, 2012 and 2011, respectively. The forfeiture rate, which is estimated at a weighted-average of 9.7% of unvested awards outstanding as of December 31, 2013, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2013 there was $6,659 of total unrecognized compensation expense related to non-vested restricted stock awards under the Company's 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.95 years.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

18. STOCK-BASED COMPENSATION (Continued)

        The fair value of common stock awards is determined based on the closing trading price of the Company's common stock on the grant date.

        A summary of the Company's employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2010	891,124	$10.62
Granted	226,630	20.09
Released	(407,293)	11.91
Cancelled	(47,695)	14.31

Unreleased at December 31, 2011	662,766	$12.81
Granted	182,052	28.39
Released	(287,754)	12.98
Cancelled	(16,792)	14.03

Unreleased at December 31, 2012	540,272	$17.93
Granted	137,602	39.51
Released	(259,191)	15.11
Cancelled	(23,323)	23.62

Unreleased at December 31, 2013	395,360	$26.96

19. EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2013, 2012 and 2011, the Company made matching contributions to the plan of $1,013, $894, and $832, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee's compensation.

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

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

20. INCOME TAXES (Continued)

        The income tax provision for the years ended December 31, 2013, 2012 and 2011, is comprised of the following components:

	For the Year Ended December 31, 2013
	Federal	State	Total
Current expense	$9,572	$615	$10,187
Tax credits	(4,556)	—	(4,556)
Change in deferred benefit	4,353	—	4,353

Total tax expense	$9,369	$615	$9,984

	For the Year Ended December 31, 2012
	Federal	State	Total
Current expense	$8,240	$612	$8,852
Tax credits	(5,528)	—	(5,528)
Change in deferred benefit	2,089	—	2,089

Total tax expense	$4,801	$612	$5,413

	For the Year Ended December 31, 2011
	Federal	State	Total
Current expense	$1,350	$606	$1,956
Tax credits	(6,849)	—	(6,849)
Change in deferred benefit	6,048	—	6,048

Total tax expense	$549	$606	$1,155

        A reconciliation of the statutory income tax provisions to the effective income tax provisions for the years ended December 31, 2013 and 2012 is as follows:

	For the Year Ended
	December 31, 2013		December 31, 2012
Expected tax at statutory rate	$67,012	35.0%	$46,586	35.0%
Non-taxable REIT income	(53,519)	(27.9)%	(37,729)	(28.3)%
State and local tax expense (benefit)—net of federal benefit	615	0.3%	612	0.5%
Change in valuation allowance	435	0.2%	1,641	1.2%
Tax Credits (WOTC & Solar)	(4,562)	(2.4)%	(5,528)	(4.2)%
Miscellaneous	3	0.0%	(169)	(0.1)%

Total provision	$9,984	5.2%	$5,413	4.1%

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

20. INCOME TAXES (Continued)

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2013	December 31, 2012
Deferred Tax Liabilities:
Fixed Assets	$(14,557)	$(9,951)
Other	(663)	(340)

Total Deferred Tax Liabilities	$(15,220)	$(10,291)

Deferred Tax Assets:
Capitive Insurance Subsidiary	$400	$385
Accrued liabilities	1,043	1,193
Stock compensation	1,394	1,333
Solar Credit	8,480	10,313
Other	422	572
State Deferreds	4,570	4,135

Total Deferred Tax Assets	$16,309	$17,931

Valuation Allowance	$(4,570)	$(4,135)

Net deferred income tax assets/(liabilities)	$(3,481)	$3,505

        The state income tax net operating losses expire between 2014 and 2032. The deferred tax benefits associated with the state income tax net operating losses have been fully reserved through the valuation allowance. The solar tax credit carryforwards expire in 2016. The tax years 2009 through 2012 remain open related to the state returns, and 2010 through 2012 for the federal returns.

21. SEGMENT INFORMATION

        The Company operates in three distinct segments; (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

21. SEGMENT INFORMATION (Continued)

wholly-owned properties are eliminated in consolidation. Financial information for the Company's business segments is set forth below:

	December 31, 2013	December 31, 2012
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$88,125	$106,313
Total assets
Property management, acquisition and development	$301,001	$199,379
Rental operations	3,641,746	2,996,453
Tenant reinsurance	34,393	27,645

	$3,977,140	$3,223,477

	For the Year Ended December 31,
	2013	2012	2011
Statement of Operations
Total revenues
Rental operations	$446,682	$346,874	$268,725
Tenant reinsurance	47,317	36,816	31,181
Property management, acquisition and development	26,614	25,706	29,924

	$520,613	$409,396	$329,830

Operating expenses, including depreciation and amortization
Rental operations	$229,229	$184,540	$150,199
Tenant reinsurance	9,022	7,869	6,143
Property management, acquisition and development	68,879	59,746	58,012

	$307,130	$252,155	$214,354

Income (loss) from operations
Rental operations	$217,453	$162,334	$118,526
Tenant reinsurance	38,295	28,947	25,038
Property management, acquisition and development	(42,265)	(34,040)	(28,088)

	$213,483	$157,241	$115,476

Gain on sale of real estate assets
Rental operations	$960	$—	$—

Loss on extinguishment of debt related to portfolio acquisition
Property management, acquisition and development	$(9,153)	$—	$—

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

21. SEGMENT INFORMATION (Continued)

	For the Year Ended December 31,
	2013	2012	2011
Interest expense
Rental operations	$(69,702)	$(70,472)	$(66,598)
Property management, acquisition and development	(1,928)	(1,378)	(703)

	$(71,630)	$(71,850)	$(67,301)

Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	$(1,404)	$(444)	$(1,761)

Interest income
Tenant reinsurance	$17	$12	$11
Property management, acquisition and development	732	1,804	1,016

	$749	$1,816	$1,027

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$4,850	$4,850	$4,850

Equity in earnings of unconsolidated real estate ventures
Rental operations	$11,653	$10,859	$7,287

Equity in earnings of unconsolidated real estate ventures-gain on sale of real estate assets and purchase of joint venture partners interests
Rental operations	$46,032	$30,630	$—

Income tax expense
Rental operations	$(149)	$(660)	$(696)
Tenant reinsurance	(13,409)	(10,399)	(8,767)
Property management, acquisition and development	3,574	5,646	8,308

	$(9,984)	$(5,413)	$(1,155)

Net income (loss)
Rental operations	$206,247	$132,691	$58,519
Tenant reinsurance	24,903	18,560	16,282
Property management, acquisition and development	(45,594)	(23,562)	(16,378)

	$185,556	$127,689	$58,423

Depreciation and amortization expense
Property management, acquisition and development	$6,015	$3,941	$3,296
Rental operations	89,217	70,512	54,718

	$95,232	$74,453	$58,014

Statement of Cash Flows
Acquisition, development and redevelopment of real estate assets
Property management, acquisition and development	$(356,425)	$(605,486)	$(202,019)

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

22. COMMITMENTS AND CONTINGENCIES

        The Company has operating leases on its corporate offices and owns 18 self-storage facilities that are subject to leases. At December 31, 2013, future minimum rental payments under these non-cancelable operating leases were as follows (unaudited):

Less than 1 year	$7,806
Year 2	5,690
Year 3	4,565
Year 4	3,274
Year 5	2,660
Thereafter	45,862

$69,857

        The monthly rental amounts for two of the ground leases include contingent rental payments based on the level of revenue achieved at the properties. The Company recorded expense of $2,983, $2,830 and $2,799 related to these ground leases in the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company has fully guaranteed loans for the following unconsolidated joint venture (unaudited):

	Date of Guaranty	Loan Maturity Date	Guaranteed Loan Amount	Estimated Fair Market Value of Assets
Extra Space of Sacramento One LLC	Apr-09	Apr-14	$4,307	$9,290

        If the joint venture defaults on the loan, the Company may be forced to repay the loan. Repossessing and/or selling the self-storage facility and land that collateralize the loan could provide funds sufficient to reimburse the Company. The Company has recorded no liability in relation to this guarantee as of December 31, 2013, as the fair value of the guarantee is not material. The Company believes the risk of incurring a material loss as a result of having to perform on this guarantee is remote.

        As of December 31, 2013, the Company was not involved in any material litigation nor, to its knowledge, is any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition or results of operations.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

(amounts in thousands, except property and share data)

23. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$119,322	$126,246	$133,111	$141,934
Cost of operations	72,593	72,871	77,047	84,619

Revenues less cost of operations	$46,729	$53,375	$56,064	$57,315

Net income	$33,931	$37,101	$32,352	$82,172

Net income attributable to common stockholders	$31,425	$34,466	$29,245	$76,940

Earnings per common share—basic	$0.28	$0.31	$0.26	$0.68
Earnings per common share—diluted	$0.28	$0.31	$0.26	$0.67

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$90,987	$94,951	$109,791	$113,667
Cost of operations	58,217	57,076	66,307	70,555

Revenues less cost of operations	$32,770	$37,875	$43,484	$43,112

Net income	$22,518	$24,745	$41,553	$38,873

Net income attributable to common stockholders	$20,214	$22,413	$38,606	$36,076

Earnings per common share—basic	$0.21	$0.22	$0.37	$0.33
Earnings per common share—diluted	$0.21	$0.22	$0.37	$0.33

24. SUBSEQUENT EVENTS

        On February 5, 2014 the Company purchased a single property located in Texas for $14,150.

        On January 7, 2014 the Company acquired a portfolio of 17 properties located in Virginia for $199,665.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
8115	Auburn	AL	$2,499	$324	$1,895	$112		$324	$2,007	$2,331	$197	Aug-10
8116	Auburn	AL	—	92	138	158		92	296	388	53	Aug-10
0751	Birmingham	AL	4,665	790	9,369	34		790	9,403	10,193	352	Jul-12
0654	Hoover	AL	2,712	1,313	2,858	621		1,313	3,479	4,792	936	Aug-07
1542	Chandler	AZ	—	547	4,213	3		547	4,216	4,763	50	Jul-13
0239	Mesa	AZ	3,291	1,129	4,402	40		1,129	4,442	5,571	168	Jul-12
1499	Mesa	AZ	—	2,973	5,545	76		2,973	5,621	8,594	155	Dec-12
1543	Mesa	AZ	—	1,453	2,897	16		1,453	2,913	4,366	35	Jul-13
8066	Mesa	AZ	—	849	2,547	165		849	2,712	3,561	691	Aug-04
1211	Peoria	AZ	4,374	652	4,105	136		652	4,241	4,893	843	Apr-06
1431	Peoria	AZ	—	1,060	4,731	12		1,060	4,743	5,803	352	Jan-11
0338	Phoenix	AZ	7,053	1,441	7,982	562		1,441	8,544	9,985	2,071	Jul-05
0659	Phoenix	AZ	—	669	4,135	248		669	4,383	5,052	858	Jan-07
0822	Phoenix	AZ	—	2,257	7,820	42		2,257	7,862	10,119	227	Nov-12
1356	Phoenix	AZ	3,361	552	3,530	230		552	3,760	4,312	815	Jun-06
0814	Tucson	AZ	—	1,090	7,845	22		1,090	7,867	8,957	228	Nov-12
1370	Alameda	CA	—	2,919	12,984	2,027		2,919	15,011	17,930	3,062	Jun-07
1522	Alhambra	CA	—	10,109	6,065	2		10,109	6,067	16,176	45	Aug-13
1523	Anaheim	CA	—	3,593	3,330	10		3,593	3,340	6,933	25	Aug-13
1524	Anaheim	CA	—	2,519	2,886	8		2,519	2,894	5,413	22	Aug-13
1232	Antelope	CA	—	1,525	8,345	(299)		1,185	8,386	9,571	1,136	Jul-08
1471	Bellflower	CA	1,264	640	1,350	35		640	1,385	2,025	82	Oct-11
1222	Belmont	CA	—	3,500	7,280	52		3,500	7,332	10,832	1,208	May-07
1371	Berkeley	CA	19,782	1,716	19,602	1,843		1,716	21,445	23,161	3,882	Jun-07
1472	Bloomington	CA	—	934	1,937	156		934	2,093	3,027	149	Oct-11
1473	Bloomington	CA	—	647	1,303	130		647	1,433	2,080	93	Oct-11
1071	Burbank	CA	—	3,199	5,082	1,751		3,618	6,414	10,032	2,266	Aug-00
1525	Burbank	CA	—	4,061	5,318	2		4,061	5,320	9,381	40	Aug-13
1461	Burlingame	CA	5,441	2,211	5,829	114		2,211	5,943	8,154	423	Apr-11
1256	Carson	CA	—	—	9,709	74		—	9,783	9,783	702	Mar-11
1372	Castro Valley	CA	—	—	6,346	384		—	6,730	6,730	1,147	Jun-07
1474	Cerritos	CA	17,173	8,728	15,895	565		8,728	16,460	25,188	953	Oct-11

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
0224	Chatsworth	CA	10,675	5,853	11,286	382		9,921	7,600	17,521	869	Nov-13
1004	Claremont	CA	—	1,472	2,012	231		1,472	2,243	3,715	618	Jun-04
1475	Claremont	CA	—	1,375	1,434	168		1,375	1,602	2,977	93	Oct-11
1373	Colma	CA	23,332	3,947	22,002	2,242		3,947	24,244	28,191	4,561	Jun-07
1255	Compton	CA	—	1,426	7,582	42		1,426	7,624	9,050	1,042	Sep-08
1526	Concord	CA	—	3,082	2,822	7		3,082	2,829	5,911	21	Aug-13
1404	El Cajon	CA	—	1,100	6,380	46		1,100	6,426	7,526	692	Sep-09
1378	El Sobrante	CA	—	1,209	4,018	1,280		1,209	5,298	6,507	1,154	Jun-07
0683	Elk Grove	CA	—	894	6,949	—		894	6,949	7,843	7	Dec-13
0696	Elk Grove	CA	—	640	8,640	—		640	8,640	9,280	9	Dec-13
1166	Elk Grove	CA	2,936	952	6,936	441		1,075	7,254	8,329	611	Dec-07
0765	Fair Oaks	CA	4,337	644	11,287	—		644	11,287	11,931	12	Dec-13
1121	Fontana	CA	5,418	1,246	3,356	477		1,300	3,779	5,079	1,037	Oct-03
1157	Fontana	CA	3,280	961	3,846	428		1,000	4,235	5,235	1,296	Sep-02
1476	Fontana	CA	—	768	4,208	117		768	4,325	5,093	254	Oct-11
1477	Fontana	CA	—	778	4,723	119		778	4,842	5,620	291	Oct-11
1478	Fontana	CA	3,997	684	3,951	97		684	4,048	4,732	241	Oct-11
1031	Glendale	CA	—	—	6,084	254		—	6,338	6,338	1,644	Jun-04
0305	Hawaiian Gardens	CA	9,468	2,964	12,478	95		2,964	12,573	15,537	487	Jul-12
1030	Hawthorne	CA	3,858	1,532	3,871	236		1,532	4,107	5,639	1,093	Jun-04
1374	Hayward	CA	8,585	3,149	8,006	2,359		3,149	10,365	13,514	2,194	Jun-07
0177	Hemet	CA	5,051	1,146	6,369	272		1,146	6,641	7,787	1,546	Jul-05
1479	Hesperia	CA	—	156	430	105		156	535	691	47	Oct-11
1070	Inglewood	CA	5,530	1,379	3,343	961		1,529	4,154	5,683	1,557	Aug-00
1480	Irvine	CA	5,056	3,821	3,999	59		3,821	4,058	7,879	240	Oct-11
1481	Lake Elsinore	CA	3,310	587	4,219	179		587	4,398	4,985	252	Oct-11
1482	Lake Elsinore	CA	—	294	2,105	80		294	2,185	2,479	129	Oct-11
1278	Lancaster	CA	—	1,425	5,855	79		1,425	5,934	7,359	619	Oct-09
1358	Lancaster	CA	5,706	1,347	5,827	234		1,347	6,061	7,408	1,278	Jul-06
1013	Livermore	CA	—	1,134	4,615	227		1,134	4,842	5,976	1,233	Jun-04
1483	Long Beach	CA	2,733	1,772	2,539	103		1,772	2,642	4,414	160	Oct-11
0354	Long Beach	CA	5,909	2,205	8,356	290		5,859	4,992	10,851	627	Nov-13

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
0352	Los Angeles	CA	10,345	4,555	10,590	33		4,555	10,623	15,178	400	Jul-12
0353	Los Angeles	CA	5,276	3,099	4,889	35		3,099	4,924	8,023	188	Jul-12
1057	Los Angeles	CA	9,014	1,431	2,976	743		1,611	3,539	5,150	1,263	Mar-00
1160	Los Angeles	CA	—	3,991	9,774	55		3,991	9,829	13,820	1,531	Dec-07
1235	Los Angeles	CA	4,862	2,200	8,108	47		2,200	8,155	10,355	1,117	Sep-08
1563	Los Angeles	CA	—	287	2,011	—		287	2,011	2,298	2	Dec-13
1296	Los Gatos	CA	—	2,550	8,257	52		2,550	8,309	10,859	402	Jul-12
8055	Manteca	CA	3,673	848	2,543	146		848	2,689	3,537	717	Jan-04
0107	Marina del Rey	CA	17,537	14,875	22,464	1,332		19,928	18,743	38,671	1,588	Nov-13
1527	Menlo Park	CA	—	7,675	1,812	3		7,675	1,815	9,490	14	Aug-13
1383	Modesto	CA	3,231	909	3,043	269		909	3,312	4,221	651	Jun-07
1528	Modesto	CA	—	1,647	4,215	8		1,647	4,223	5,870	32	Aug-13
0231	Moreno Valley	CA	2,121	482	3,484	21		482	3,505	3,987	132	Jul-12
0484	North Highlands	CA	2,097	1,020	2,516	75		798	2,813	3,611	288	Nov-13
1122	North Hollywood	CA	7,069	3,125	9,257	138		3,125	9,395	12,520	1,861	May-06
1529	North Hollywood	CA	—	4,501	4,465	2		4,501	4,467	8,968	33	Aug-13
1530	Northridge	CA	—	3,641	2,872	3		3,641	2,875	6,516	22	Aug-13
1053	Oakland	CA	4,271	—	3,777	990		—	4,767	4,767	1,764	Apr-00
1267	Oakland	CA	—	3,024	11,321	160		3,024	11,481	14,505	1,059	May-10
1531	Oakland	CA	—	6,359	5,753	5		6,359	5,758	12,117	43	Aug-13
1566	Oakland	CA	—	1,668	7,652	—		1,668	7,652	9,320	8	Dec-13
0645	Oceanside	CA	9,245	3,241	11,361	722		3,241	12,083	15,324	2,889	Jul-05
0825	Orange	CA	12,660	4,847	12,341	140		4,847	12,481	17,328	360	Nov-12
0695	Oxnard	CA	—	5,421	6,761	—		5,421	6,761	12,182	7	Dec-13
1254	Pacoima	CA	2,257	3,050	7,597	81		3,050	7,678	10,728	852	Aug-09
1111	Palmdale	CA	4,885	1,225	5,379	2,197		1,225	7,576	8,801	1,724	Jan-05
1484	Paramount	CA	2,630	1,404	2,549	121		1,404	2,670	4,074	163	Oct-11
1020	Pico Rivera	CA	4,150	1,150	3,450	161		1,150	3,611	4,761	1,160	Aug-00
1485	Placentia	CA	6,832	4,798	5,483	165		4,798	5,648	10,446	331	Oct-11
1382	Pleasanton	CA	7,127	1,208	4,283	418		1,208	4,701	5,909	1,001	May-07

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
1029	Richmond	CA	4,944	953	4,635	607		953	5,242	6,195	1,409	Jun-04
1532	Richmond	CA	—	3,139	7,437	6		3,139	7,443	10,582	56	Sep-13
8016	Riverside	CA	—	1,075	4,042	515		1,075	4,557	5,632	1,226	Aug-04
0684	Rocklin	CA	—	1,745	8,005	—		1,745	8,005	9,750	9	Dec-13
1555	Rohnert Park	CA	—	990	8,094	4		990	8,098	9,088	26	Nov-13
0328	Sacramento	CA	4,003	852	4,720	463		852	5,183	6,035	1,281	Jul-05
1273	Sacramento	CA	3,082	1,738	5,522	107		1,844	5,523	7,367	469	Oct-10
1433	Sacramento	CA	—	2,400	7,425	74		2,400	7,499	9,899	830	Sep-09
1007	San Bernardino	CA	—	1,213	3,061	109		1,173	3,210	4,383	843	Jun-04
1194	San Bernardino	CA	—	750	5,135	69		750	5,204	5,954	969	Jun-06
1533	San Diego	CA	—	5,919	6,729	6		5,919	6,735	12,654	50	Aug-13
1486	San Dimas	CA	5,466	1,867	6,354	132		1,867	6,486	8,353	376	Oct-11
1368	San Francisco	CA	12,498	8,457	9,928	1,767		8,457	11,695	20,152	2,368	Jun-07
1534	San Francisco	CA	—	5,098	4,054	7		5,098	4,061	9,159	30	Aug-13
1491	San Jose	CA	2,514	2,428	2,323	97		2,428	2,420	4,848	96	Jul-12
8145	San Jose	CA	—	5,340	6,821	197		5,340	7,018	12,358	753	Sep-09
1257	San Leandro	CA	—	3,343	6,630	(85)		3,291	6,597	9,888	548	Oct-10
1377	San Leandro	CA	14,812	4,601	9,777	1,933		4,601	11,710	16,311	2,429	Aug-07
1535	San Ramon	CA	—	4,819	5,819	2		4,819	5,821	10,640	44	Aug-13
1536	Santa Ana	CA	—	3,485	2,382	6		3,485	2,388	5,873	18	Aug-13
1261	Santa Clara	CA	8,249	4,750	8,218	31		4,750	8,249	12,999	915	Jul-09
0721	Santa Cruz	CA	8,828	1,588	11,160	18		1,588	11,178	12,766	419	Jul-12
1384	Santa Fe Springs	CA	6,590	3,617	7,022	285		3,617	7,307	10,924	1,300	Oct-07
1487	Santa Maria	CA	2,980	1,556	2,740	208		1,556	2,948	4,504	177	Oct-11
1488	Santa Maria	CA	3,228	1,310	3,526	59		1,310	3,585	4,895	209	Oct-11
8008	Sherman Oaks	CA	16,732	4,051	12,152	308		4,051	12,460	16,511	3,056	Aug-04
1275	Simi Valley	CA	—	5,533	—	(3,308)		2,225	—	2,225	—
1537	Stanton	CA	—	5,022	2,267	5		5,022	2,272	7,294	17	Aug-13
1095	Stockton	CA	2,506	649	3,272	172		649	3,444	4,093	1,066	May-02
1564	Stockton	CA	—	3,619	2,443	—		3,619	2,443	6,062	3	Dec-13
1538	Sunnyvale	CA	—	10,732	5,004	3		10,732	5,007	15,739	37	Aug-13
1425	Sylmar	CA	—	3,058	4,671	249		3,058	4,920	7,978	834	May-08
1253	Thousand Oaks	CA	—	4,500	—	(1,000)		3,500	—	3,500	—
1009	Torrance	CA	—	3,710	6,271	956		4,110	6,827	10,937	1,788	Jun-04
1112	Tracy	CA	5,159	778	2,638	808		911	3,313	4,224	935	Jul-03
1174	Tracy	CA	3,168	946	1,937	253		946	2,190	3,136	666	Apr-04
1379	Vallejo	CA	3,017	1,177	2,157	965		1,177	3,122	4,299	781	Jun-07

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
1539	Van Nuys	CA	—	7,939	2,576	6		7,939	2,582	10,521	19	Aug-13
8011	Venice	CA	14,658	2,803	8,410	193		2,803	8,603	11,406	2,106	Aug-04
1540	Ventura	CA	—	3,453	2,837	2		3,453	2,839	6,292	21	Aug-13
1489	Victorville	CA	—	151	751	138		151	889	1,040	58	Oct-11
0144	Watsonville	CA	3,241	1,699	3,056	216		1,699	3,272	4,971	795	Jul-05
1083	Whittier	CA	3,400	—	2,985	170		—	3,155	3,155	970	Jun-02
1541	Wilmington	CA	—	6,792	10,726	3		6,792	10,729	17,521	80	Aug-13
1073	Arvada	CO	1,861	286	1,521	671		286	2,192	2,478	918	Sep-00
1458	Castle Rock	CO	1,151	407	3,077	164		407	3,241	3,648	230	May-11
0665	Colorado Springs	CO	3,919	781	3,400	230		781	3,630	4,411	679	Aug-07
0744	Colorado Springs	CO	4,368	1,525	4,310	241		1,525	4,551	6,076	665	Nov-08
1459	Colorado Springs	CO	1,782	296	4,199	198		296	4,397	4,693	314	Jun-11
1460	Colorado Springs	CO	—	—	6,945	79		—	7,024	7,024	264	Jul-12
0679	Denver	CO	3,777	368	1,574	228		368	1,802	2,170	474	Jul-05
1074	Denver	CO	2,635	602	2,052	1,299		745	3,208	3,953	1,173	Sep-00
1359	Parker	CO	5,108	800	4,549	758		800	5,307	6,107	1,150	Sep-06
1075	Thornton	CO	2,886	212	2,044	1,100		248	3,108	3,356	1,195	Sep-00
1076	Westminster	CO	2,177	291	1,586	1,021		299	2,599	2,898	1,122	Sep-00
0568	Brookfield	CT	5,187	991	7,891	106		991	7,997	8,988	305	Jul-12
1079	Groton	CT	—	1,277	3,992	435		1,277	4,427	5,704	1,310	Jan-04
1192	Middletown	CT	2,853	932	2,810	183		932	2,993	3,925	486	Dec-07
1553	Newington	CT	—	1,363	2,978	1		1,363	2,979	4,342	10	Nov-13
1097	Wethersfield	CT	4,133	709	4,205	219		709	4,424	5,133	1,328	Aug-02
1492	Auburndale	FL	1,297	470	1,076	139		470	1,215	1,685	57	May-12
0831	Brandon	FL	—	1,327	5,656	126		1,327	5,782	7,109	168	Nov-12
1392	Coral Springs	FL	6,461	3,638	6,590	254		3,638	6,844	10,482	1,076	Jun-08
0752	Deland	FL	2,823	1,318	3,971	263		1,318	4,234	5,552	909	Jan-06
1402	Estero	FL	—	2,198	8,215	59		2,198	8,274	10,472	911	Jul-09
0819	Fort Lauderdale	FL	—	1,576	5,397	192		1,576	5,589	7,165	160	Nov-12

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
0101	Fort Myers	FL	4,194	1,985	4,983	429		1,985	5,412	7,397	1,346	Jul-05
1308	Fort Myers	FL	2,830	1,691	4,711	279		1,691	4,990	6,681	1,294	Aug-04
1310	Ft Lauderdale	FL	2,542	1,587	4,205	315		1,587	4,520	6,107	1,202	Aug-04
1427	Ft Lauderdale	FL	—	2,750	7,002	527		2,750	7,529	10,279	543	May-11
1337	Greenacres	FL	2,615	1,463	3,244	122		1,463	3,366	4,829	813	Mar-05
1266	Hialeah	FL	—	2,800	7,588	96		2,800	7,684	10,484	1,067	Aug-08
1403	Hialeah	FL	—	1,678	6,807	36		1,678	6,843	8,521	580	Sep-10
1409	Hialeah	FL	—	1,750	7,150	74		1,750	7,224	8,974	739	Jan-10
0763	Hollywood	FL	6,858	3,214	8,689	313		3,214	9,002	12,216	1,502	Nov-07
1424	Kendall	FL	—	2,375	5,543	70		2,375	5,613	7,988	368	Feb-11
1493	Lakeland	FL	3,926	593	4,701	150		593	4,851	5,444	223	May-12
1494	Lakeland	FL	5,640	871	6,905	208		871	7,113	7,984	310	May-12
8298	Land O Lakes	FL	—	798	4,490	(57)		798	4,433	5,231	118	Dec-12
1314	Madeira Beach	FL	3,915	1,686	5,163	244		1,686	5,407	7,093	1,364	Aug-04
1068	Margate	FL	3,421	430	3,139	704		469	3,804	4,273	1,358	Aug-00
0207	Miami	FL	5,814	4,867	7,126	382		5,042	7,333	12,375	572	Nov-13
0208	Miami	FL	5,793	1,979	6,513	113		1,979	6,626	8,605	253	Jul-12
0254	Miami	FL	8,121	3,257	9,713	102		3,257	9,815	13,072	374	Jul-12
1066	Miami	FL	3,126	1,325	4,395	946		1,439	5,227	6,666	1,881	Aug-00
1067	Miami	FL	8,056	5,315	4,305	1,383		5,859	5,144	11,003	1,786	Aug-00
1385	Miami	FL	4,561	1,238	7,597	290		1,238	7,887	9,125	1,448	May-07
1466	Miami	FL	—	521	5,198	123		521	5,321	5,842	324	Oct-11
8133	Miami	FL	—	3,305	11,997	—		3,305	11,997	15,302	38	Nov-13
1429	Miami	FL	6,853	4,798	9,475	118		4,798	9,593	14,391	995	Nov-09
0149	Naples	FL	5,147	2,226	4,655	(4)		1,990	4,887	6,877	332	Nov-13
8144	Naranja	FL	—	603	11,223	—		603	11,223	11,826	36	Nov-13
8297	North Fort Myers	FL	—	799	2,372	(3,171)	(a)	—	—	—	—	Dec-12
1064	North Lauderdale	FL	4,186	428	3,516	1,004		459	4,489	4,948	1,722	Aug-00
1060	North Miami	FL	—	1,256	6,535	567		1,256	7,102	8,358	1,903	Jun-04
1335	Ocoee	FL	3,113	872	3,642	209		872	3,851	4,723	977	Mar-05
1317	Orlando	FL	4,339	1,216	5,008	351		1,216	5,359	6,575	1,389	Aug-04
1333	Orlando	FL	4,106	2,233	9,223	371		2,233	9,594	11,827	2,337	Mar-05

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
1334	Orlando	FL	5,811	1,474	6,101	271		1,474	6,372	7,846	1,530	Mar-05
1336	Orlando	FL	4,062	1,166	4,816	1,248		1,166	6,064	7,230	1,374	Mar-05
8136	Orlando	FL	—	625	2,133	73		625	2,206	2,831	216	Jul-10
1560	Palm Springs	FL	—	2,108	8,028	1		2,108	8,029	10,137	26	Nov-13
1432	Plantation	FL	—	3,850	—	(1,504)		2,346	—	2,346	—
1318	Port Charlotte	FL	—	1,389	4,632	211		1,389	4,843	6,232	1,222	Aug-04
1319	Riverview	FL	2,398	654	2,953	262		654	3,215	3,869	840	Aug-04
0812	Sarasota	FL	—	4,666	9,016	208		4,666	9,224	13,890	265	Nov-12
8187	Seminole	FL	2,620	1,133	3,017	144		1,133	3,161	4,294	84	Dec-12
8137	St Petersburg	FL	2,531	805	3,345	32		805	3,377	4,182	91	Dec-12
0545	Tampa	FL	4,003	1,425	4,766	310		1,425	5,076	6,501	1,012	Mar-07
1366	Tampa	FL	3,679	883	3,533	146		883	3,679	4,562	725	Nov-06
1324	Valrico	FL	4,590	1,197	4,411	229		1,197	4,640	5,837	1,198	Aug-04
0692	Venice	FL	6,901	1,969	5,903	316		1,969	6,219	8,188	1,378	Jan-06
0976	West Palm Beach	FL	3,812	1,752	4,909	408		1,752	5,317	7,069	1,368	Jul-05
1065	West Palm Beach	FL	1,484	1,164	2,511	717		1,246	3,146	4,392	1,135	Aug-00
1069	West Palm Beach	FL	1,709	1,312	2,511	851		1,416	3,258	4,674	1,232	Aug-00
1186	West Palm Beach	FL	3,458	1,729	4,058	77		1,729	4,135	5,864	221	Dec-11
0515	West Palm Beach	FL	2,478	1,550	2,894	(11)		1,595	2,838	4,433	236	Nov-13
0693	Alpharetta	GA	2,589	1,893	3,161	153		1,893	3,314	5,207	692	Aug-06
0815	Atlanta	GA	—	1,718	6,388	61		1,718	6,449	8,167	186	Nov-12
1304	Atlanta	GA	7,943	3,737	8,333	395		3,737	8,728	12,465	2,240	Aug-04
1320	Atlanta	GA	—	1,665	2,028	199		1,665	2,227	3,892	619	Aug-04
1338	Atlanta	GA	6,569	3,319	8,325	499		3,319	8,824	12,143	2,179	Feb-05
1544	Augusta	GA	—	710	2,299	3		710	2,302	3,012	7	Nov-13
0699	Dacula	GA	3,773	1,993	3,001	127		1,993	3,128	5,121	673	Jan-06
8163	Douglasville	GA	—	1,209	719	310		1,209	1,029	2,238	122	Jun-10
0753	Duluth	GA	3,522	1,454	4,151	129		1,454	4,280	5,734	754	Jun-07
8162	Kennesaw	GA	—	673	1,151	127		673	1,278	1,951	135	Jun-10
1552	Lawrenceville	GA	—	2,117	2,784	3		2,117	2,787	4,904	9	Nov-13
8134	Lithonia	GA	—	1,958	3,645	86		1,958	3,731	5,689	410	Nov-09
8161	Marietta	GA	—	887	2,617	213		887	2,830	3,717	285	Jun-10

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
1321	Snellville	GA	—	2,691	4,026	280		2,691	4,306	6,997	1,120	Aug-04
0417	Stone Mountain	GA	2,629	925	3,505	305		925	3,810	4,735	912	Jul-05
1322	Stone Mountain	GA	2,870	1,817	4,382	293		1,817	4,675	6,492	1,189	Aug-04
0745	Sugar Hill	GA	—	1,368	2,540	190		1,368	2,730	4,098	511	Jun-07
0754	Sugar Hill	GA	—	1,371	2,547	184		1,371	2,731	4,102	512	Jun-07
1599	Tucker	GA	—	1,773	10,456	2		1,773	10,458	12,231	56	Oct-13
1313	Alpharetta	GL	—	1,973	1,587	248		1,973	1,835	3,808	494	Aug-04
1521	Honolulu	HI	—	4,674	18,350	12		4,674	18,362	23,036	295	May-13
1375	Kahului	HI	—	3,984	15,044	656		3,984	15,700	19,684	2,861	Jun-07
1376	Kapolei	HI	9,700	—	24,701	430		—	25,131	25,131	4,351	Jun-07
1567	Kapolei	HI	—	—	7,776	—		—	7,776	7,776	8	Dec-13
1520	Wahiawa	HI	—	1,317	2,626	15		1,317	2,641	3,958	43	May-13
8129	Bedford Park	IL	—	922	3,289	8		922	3,297	4,219	11	Nov-13
0728	Chicago	IL	3,050	449	2,471	744		449	3,215	3,664	875	Jul-05
0729	Chicago	IL	2,764	472	2,582	720		472	3,302	3,774	932	Jul-05
0731	Chicago	IL	4,194	621	3,428	904		621	4,332	4,953	1,229	Jul-05
1226	Chicago	IL	—	1,925	—	—		1,925	—	1,925	—
1229	Chicago	IL	8,642	1,318	9,485	35		1,318	9,520	10,838	214	Feb-13
8130	Chicago	IL	—	1,363	5,850	—		1,363	5,850	7,213	19	Nov-13
8131	Chicago	IL	—	1,143	6,138	4		1,143	6,142	7,285	20	Nov-13
8259	Chicago	IL	—	2,881	6,324	—		2,881	6,324	9,205	20	Nov-13
1108	Crest Hill	IL	2,412	847	2,946	810		968	3,635	4,603	1,010	Jul-03
1171	Gurnee	IL	—	1,374	8,296	118		1,374	8,414	9,788	1,355	Oct-07
1178	Highland Park	IL	7,232	5,798	6,016	74		5,798	6,090	11,888	331	Dec-11
8132	Lincolnshire	IL	—	1,438	5,128	—		1,438	5,128	6,566	16	Nov-13
1173	Naperville	IL	4,934	1,860	5,793	79		1,860	5,872	7,732	315	Dec-11
1259	Naperville	IL	—	2,800	7,355	(731)		1,950	7,474	9,424	982	Dec-08
1242	North Aurora	IL	2,485	600	5,833	121		600	5,954	6,554	875	May-08
0730	Skokie	IL	4,131	1,119	7,502	194		1,119	7,696	8,815	292	Jul-12
1104	South Holland	IL	2,543	839	2,879	336		865	3,189	4,054	972	Oct-02
1263	Tinley Park	IL	—	1,823	4,794	(191)		1,548	4,878	6,426	668	Aug-08
1393	Carmel	IN	—	1,169	4,393	238		1,169	4,631	5,800	716	Oct-08

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
1514	Connersville	IN	—	472	315	106		472	421	893	38	Jun-11
1394	Fort Wayne	IN	—	1,899	3,292	277		1,899	3,569	5,468	578	Oct-08
0652	Indianapolis	IN	—	588	3,457	284		588	3,741	4,329	725	Aug-07
0827	Indianapolis	IN	1,107	646	1,294	154		646	1,448	2,094	45	Nov-12
1395	Indianapolis	IN	—	426	2,903	308		426	3,211	3,637	538	Oct-08
1396	Indianapolis	IN	—	850	4,545	356		850	4,901	5,751	783	Oct-08
1397	Mishawaka	IN	2,648	630	3,349	247		630	3,596	4,226	578	Oct-08
1513	Richmond	IN	—	723	482	415		723	897	1,620	61	Jun-11
0586	Wichita	KS	2,105	366	1,897	371		366	2,268	2,634	582	Apr-06
1515	Covington	KY	2,033	839	2,543	104		839	2,647	3,486	190	Jun-11
0343	Louisville	KY	2,859	586	3,244	384		586	3,628	4,214	905	Jul-05
0648	Louisville	KY	4,664	1,217	4,611	185		1,217	4,796	6,013	1,143	Jul-05
0668	Louisville	KY	4,816	892	2,677	186		892	2,863	3,755	638	Dec-05
1315	Metairie	LA	3,848	2,056	4,216	173		2,056	4,389	6,445	1,110	Aug-04
1316	New Orleans	LA	5,441	4,058	4,325	626		4,058	4,951	9,009	1,331	Aug-04
1028	Ashland	MA	—	474	3,324	345		474	3,669	4,143	1,255	Jun-03
1010	Auburn	MA	—	918	3,728	262		918	3,990	4,908	1,421	May-04
1546	Billerica	MA	—	3,023	6,697	—		3,023	6,697	9,720	21	Nov-13
1025	Brockton	MA	—	647	2,762	165		647	2,927	3,574	967	May-04
1547	Brockton	MA	—	829	6,195	—		829	6,195	7,024	20	Nov-13
8074	Danvers	MA	—	3,115	5,736	65		3,115	5,801	8,916	167	Nov-12
1056	Dedham	MA	—	2,127	3,041	562		2,127	3,603	5,730	1,311	Mar-02
1205	Dedham	MA	—	2,443	7,328	1,356		2,443	8,684	11,127	2,384	Feb-04
1208	East Somerville	MA	—	—	—	167		—	167	167	107	Feb-04
0675	Everett	MA	—	692	2,129	773		692	2,902	3,594	821	Jul-05
1001	Foxboro	MA	—	759	4,158	559		759	4,717	5,476	1,917	May-04
0734	Framingham	MA	—	—	—	20		—	20	20	3	Jul-12

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
1002	Hudson	MA	3,368	806	3,122	361		806	3,483	4,289	1,365	May-04
1098	Jamaica Plain	MA	9,685	3,285	11,275	580		3,285	11,855	15,140	1,835	Dec-07
1084	Kingston	MA	—	555	2,491	171		555	2,662	3,217	950	Oct-02
7002	Lynn	MA	—	1,703	3,237	375		1,703	3,612	5,315	1,248	Jun-01
1035	Marshfield	MA	4,667	1,039	4,155	243		1,026	4,411	5,437	1,156	Mar-04
1099	Milton	MA	—	2,838	3,979	6,606		2,838	10,585	13,423	2,167	Nov-02
1554	North Andover	MA	—	773	4,120	—		773	4,120	4,893	13	Nov-13
1011	North Oxford	MA	—	482	1,762	462		528	2,178	2,706	855	Oct-99
1022	Northborough	MA	4,599	280	2,715	512		280	3,227	3,507	1,237	Feb-01
1019	Norwood	MA	6,729	2,160	2,336	1,704		2,221	3,979	6,200	1,304	Aug-99
0519	Plainville	MA	5,064	2,223	4,430	403		2,223	4,833	7,056	1,420	Jul-05
1204	Quincy	MA	—	1,359	4,078	250		1,359	4,328	5,687	1,212	Feb-04
1023	Raynham	MA	—	588	2,270	737		670	2,925	3,595	1,019	May-00
1135	Revere	MA	5,099	2,275	6,935	76		2,275	7,011	9,286	381	Dec-11
1094	Saugus	MA	—	1,725	5,514	645		1,725	6,159	7,884	1,925	Jun-03
1107	Somerville	MA	12,180	1,728	6,570	648		1,731	7,215	8,946	2,311	Jun-01
0746	Stoneham	MA	6,005	944	5,241	170		944	5,411	6,355	1,259	Jul-05
1047	Stoughton	MA	—	1,754	2,769	283		1,754	3,052	4,806	1,126	May-04
0261	Tyngsboro	MA	3,523	1,843	5,004	30		1,843	5,034	6,877	193	Jul-12
1206	Waltham	MA	5,256	3,770	11,310	1,108		3,770	12,418	16,188	3,255	Feb-04
7001	Weymouth	MA	—	2,806	3,129	218		2,806	3,347	6,153	1,234	Sep-00
1207	Woburn	MA	—	—	—	290		—	290	290	138	Feb-04
1003	Worcester	MA	4,568	896	4,377	3,159		896	7,536	8,432	2,251	May-04
1219	Worcester	MA	4,179	1,350	4,433	129		1,350	4,562	5,912	870	Dec-06
0152	Annapolis	MD	6,134	1,375	8,896	310		1,375	9,206	10,581	1,642	Aug-07
1381	Annapolis	MD	6,575	5,248	7,247	192		5,248	7,439	12,687	1,348	Apr-07
0919	Arnold	MD	9,054	2,558	9,446	417		2,558	9,863	12,421	2,272	Jul-05
0750	Baltimore	MD	4,644	1,185	5,051	130		1,185	5,181	6,366	216	May-12
1218	Baltimore	MD	3,936	1,266	10,789	65		1,266	10,854	12,120	244	Feb-13

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
1233	Baltimore	MD	4,487	800	5,955	110		800	6,065	6,865	822	Nov-08
1439	Baltimore	MD	—	1,900	5,277	131		1,900	5,408	7,308	501	Jun-10
0552	Bethesda	MD	12,200	3,671	18,331	427		3,671	18,758	22,429	4,779	Jul-05
1453	Capitol Heights	MD	8,447	1,461	9,866	201		1,461	10,067	11,528	865	Oct-10
0757	Cockeysville	MD	3,959	465	5,600	200		465	5,800	6,265	278	Mar-12
0950	Columbia	MD	8,006	1,736	9,632	265		1,736	9,897	11,633	2,266	Jul-05
1262	Edgewood	MD	—	1,000	—	(575)		425	—	425	—
0980	Ft. Washington	MD	9,232	4,920	9,174	208		4,920	9,382	14,302	1,742	Jan-07
0258	Gambrills	MD	4,926	1,905	7,104	25		1,905	7,129	9,034	268	Jul-12
8248	Glen Burnie	MD	4,585	1,303	4,218	286		1,303	4,504	5,807	320	Jul-11
1500	Hanover	MD	7,240	2,160	11,340	68		2,160	11,408	13,568	159	Jun-13
1195	Lanham	MD	12,477	3,346	10,079	583		2,618	11,390	14,008	3,098	Feb-04
1292	Laurel Heights	MD	6,104	3,000	5,930	87		3,000	6,017	9,017	978	Dec-07
0512	Lexington Park	MD	—	4,314	8,412	81		4,314	8,493	12,807	227	Dec-12
0918	Pasadena	MD	3,810	1,869	3,056	701		1,869	3,757	5,626	701	Sep-08
1287	Pasadena	MD	—	3,500	7,407	128		3,500	7,535	11,035	501	Mar-11
8211	Randallstown	MD	4,645	764	6,331	207		764	6,538	7,302	420	Aug-11
0380	Rockville	MD	12,348	4,596	11,328	308		4,596	11,636	16,232	2,249	Sep-06
0507	Towson	MD	3,908	861	4,742	211		861	4,953	5,814	1,187	Jul-05
0588	Towson	MD	6,231	1,094	9,598	45		1,094	9,643	10,737	363	Jul-12
0553	Belleville	MI	4,030	954	4,984	56		954	5,040	5,994	189	Jul-12
0309	Grandville	MI	1,620	726	1,298	396		726	1,694	2,420	503	Jul-05
0556	Mount Clemens	MI	2,002	798	1,796	439		798	2,235	3,033	569	Jul-05
0664	Florissant	MO	3,509	1,241	4,648	326		1,241	4,974	6,215	981	Aug-07
0985	Grandview	MO	1,048	612	1,770	387		612	2,157	2,769	635	Jul-05
0656	St. Louis	MO	—	1,444	4,162	339		1,444	4,501	5,945	874	Aug-07
0663	St. Louis	MO	2,720	676	3,551	304		676	3,855	4,531	765	Aug-07
1061	St. Louis	MO	2,677	631	2,159	616		690	2,716	3,406	1,010	Jun-00
1062	St. Louis	MO	2,647	156	1,313	617		173	1,913	2,086	765	Jun-00
8277	Cary	NC	—	3,614	1,788	1		3,614	1,789	5,403	10	Oct-13
8027	Merrimack	NH	3,887	754	3,299	599		817	3,835	4,652	1,168	Apr-99

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
0738	Nashua	NH	—	—	755	101		—	856	856	286	Jul-05
1329	Avenel	NJ	7,739	1,518	8,037	331		1,518	8,368	9,886	2,043	Jan-05
1330	Bayville	NJ	3,842	1,193	5,312	340		1,193	5,652	6,845	1,424	Dec-04
1408	Bellmawr	NJ	—	3,600	4,765	265		3,675	4,955	8,630	617	Sep-08
8342	Berkeley Heights	NJ	—	1,598	7,553	73		1,598	7,626	9,224	291	Jul-12
0818	Cherry Hill	NJ	—	2,323	1,549	106		2,323	1,655	3,978	52	Nov-12
1519	Cranbury	NJ	—	3,543	5,095	181		3,543	5,276	8,819	152	Nov-12
1115	Edison	NJ	—	2,519	8,547	717		2,519	9,264	11,783	2,973	Dec-01
1116	Egg Harbor Twp.	NJ	4,197	1,724	5,001	714		1,724	5,715	7,439	1,954	Dec-01
1258	Ewing	NJ	—	1,552	4,720	(83)		1,563	4,626	6,189	864	Mar-07
8343	Fairfield	NJ	—	—	9,402	78		—	9,480	9,480	359	Jul-12
1516	Fort Lee	NJ	—	4,402	9,831	208		4,402	10,039	14,441	286	Nov-12
1038	Glen Rock	NJ	—	1,109	2,401	551		1,222	2,839	4,061	880	Mar-01
0330	Hackensack	NJ	—	2,283	11,234	839		2,283	12,073	14,356	2,947	Jul-05
8346	Hackettstown	NJ	—	2,144	6,660	39		2,144	6,699	8,843	238	Aug-12
0332	Harrison	NJ	3,654	300	6,003	168		300	6,171	6,471	233	Jul-12
1117	Hazlet	NJ	7,813	1,362	10,262	598		1,362	10,860	12,222	3,470	Dec-01
1039	Hoboken	NJ	7,981	2,687	6,092	254		2,687	6,346	9,033	1,940	Jul-02
1118	Howell	NJ	3,361	2,440	3,407	423		2,440	3,830	6,270	1,308	Dec-01
1120	Iselin	NJ	4,832	505	4,524	532		505	5,056	5,561	1,728	Dec-01
0821	Lawnside	NJ	—	1,249	5,613	110		1,249	5,723	6,972	169	Nov-12
1196	Lawrenceville	NJ	5,575	3,402	10,230	494		3,402	10,724	14,126	2,866	Feb-04
0739	Linden	NJ	3,786	1,517	8,384	248		1,517	8,632	10,149	1,957	Jul-05
1328	Lumberton	NJ	4,198	831	4,060	222		831	4,282	5,113	1,136	Dec-04
1040	Lyndhurst	NJ	—	2,679	4,644	1,014		2,929	5,408	8,337	1,650	Mar-01
8347	Mahwah	NJ	—	1,890	13,112	200		1,890	13,312	15,202	475	Aug-12
8093	Maple Shade	NJ	4,276	1,093	5,492	85		1,093	5,577	6,670	306	Dec-11
0784	Merchantville	NJ	3,757	1,644	3,115	200		1,644	3,315	4,959	254	Jun-11
1054	Metuchen	NJ	5,830	1,153	4,462	276		1,153	4,738	5,891	1,515	Dec-01
1428	Monmouth Junction	NJ	3,052	1,700	5,835	122		1,700	5,957	7,657	609	Dec-09
8348	Montville	NJ	8,209	1,511	11,749	44		1,511	11,793	13,304	418	Aug-12
1197	Morrisville	NJ	—	2,487	7,494	1,214		2,487	8,708	11,195	2,352	Feb-04

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
0381	Mt Laurel	NJ	3,099	329	5,217	72		329	5,289	5,618	206	Jul-12
1360	Neptune	NJ	7,445	4,204	8,906	316		4,204	9,222	13,426	1,763	Nov-06
8344	Newark	NJ	—	806	8,340	91		806	8,431	9,237	320	Jul-12
0677	North Bergen	NJ	—	861	17,127	133		861	17,260	18,121	983	Oct-11
0809	North Bergen	NJ	10,318	2,299	12,728	432		2,299	13,160	15,459	2,997	Jul-05
1089	North Bergen	NJ	9,411	2,100	6,606	355		2,100	6,961	9,061	2,032	Jul-03
8345	North Brunswick	NJ	—	2,789	4,404	95		2,789	4,499	7,288	177	Jul-12
1119	Old Bridge	NJ	5,685	2,758	6,450	990		2,758	7,440	10,198	2,455	Dec-01
0810	Parlin	NJ	—	2,517	4,516	480		2,517	4,996	7,513	1,390	Jul-05
1032	Parlin	NJ	—	—	5,273	398		—	5,671	5,671	2,105	May-04
8341	Parsippany	NJ	—	2,353	7,798	103		2,353	7,901	10,254	306	Jul-12
0655	Toms River	NJ	4,992	1,790	9,935	341		1,790	10,276	12,066	2,480	Jul-05
1331	Union	NJ	6,605	1,754	6,237	372		1,754	6,609	8,363	1,682	Dec-04
1517	Union	NJ	—	1,133	7,239	74		1,133	7,313	8,446	211	Nov-12
1518	Watchung	NJ	—	1,843	4,499	113		1,843	4,612	6,455	133	Nov-12
0547	Albuquerque	NM	4,775	1,298	4,628	625		1,298	5,253	6,551	999	Aug-07
0817	Albuquerque	NM	1,949	755	1,797	27		755	1,824	2,579	54	Nov-12
0485	Santa Fe	NM	5,905	3,066	7,366	302		3,066	7,668	10,734	292	Jul-12
0830	Henderson	NV	—	2,934	8,897	80		2,934	8,977	11,911	260	Nov-12
0816	Las Vegas	NV	—	400	4,936	49		400	4,985	5,385	147	Nov-12
0820	Las Vegas	NV	4,512	773	6,006	67		773	6,073	6,846	179	Nov-12
1058	Las Vegas	NV	1,194	251	717	517		278	1,207	1,485	520	Feb-00
1465	Las Vegas	NV	2,462	1,441	1,810	105		1,441	1,915	3,356	141	Jun-11
0850	Las Vegas	NV	3,717	628	4,005	(453)		279	3,901	4,180	429	Nov-13
0409	Amsterdam	NY	—	715	241	(956)	(a)	—	—	—	—	Jul-12
1391	Bohemia	NY	1,470	1,456	1,398	351		1,456	1,749	3,205	330	Dec-07
1042	Bronx	NY	18,369	3,450	21,210	347		3,450	21,557	25,007	1,142	Dec-11
1213	Bronx	NY	9,548	3,995	11,870	781		3,995	12,651	16,646	3,234	Aug-04
0727	Brooklyn	NY	—	16,188	23,309	297		16,257	23,537	39,794	892	Jul-12
1399	Brooklyn	NY	20,074	12,993	10,405	306		12,993	10,711	23,704	1,492	Oct-08
1450	Brooklyn	NY	8,160	2,802	6,536	204		2,802	6,740	9,542	660	May-10
1398	Centereach	NY	4,191	2,226	1,657	192		2,226	1,849	4,075	286	Oct-08

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
8349	Central Valley	NY	—	2,800	12,173	380		2,800	12,553	15,353	446	Aug-12
1451	Freeport	NY	5,253	5,676	3,784	745		5,676	4,529	10,205	421	Nov-10
0674	Hauppauge	NY	5,676	1,238	7,095	336		1,238	7,431	8,669	284	Jul-12
0630	Hicksville	NY	8,939	2,581	10,677	29		2,581	10,706	13,287	402	Jul-12
0405	Kingston	NY	4,959	837	6,199	15		837	6,214	7,051	234	Jul-12
0502	Mount Vernon	NY	—	1,585	6,025	2,389		1,585	8,414	9,999	1,898	Jul-05
1087	Mount Vernon	NY	8,401	1,926	7,622	783		1,926	8,405	10,331	2,474	Nov-02
1055	Nanuet	NY	3,688	2,072	4,644	1,724		2,739	5,701	8,440	1,767	Feb-02
0406	New Paltz	NY	4,564	2,059	3,715	410		2,059	4,125	6,184	1,096	Jul-05
0539	New York	NY	19,326	3,060	16,978	696		3,060	17,674	20,734	4,095	Jul-05
1050	Plainview	NY	7,692	4,287	3,710	661		4,287	4,371	8,658	1,599	Dec-00
8350	Poughkeepsie	NY	—	1,038	7,862	71		1,038	7,933	8,971	303	Jul-12
0470	Ridge	NY	6,264	1,762	6,934	16		1,762	6,950	8,712	261	Jul-12
1501	Cincinnati	OH	—	2,941	2,177	195		2,941	2,372	5,313	195	Jun-11
1502	Cincinnati	OH	4,638	1,815	5,733	219		1,815	5,952	7,767	435	Jun-11
1503	Cincinnati	OH	—	1,445	3,755	185		1,445	3,940	5,385	292	Jun-11
1504	Cincinnati	OH	—	1,217	1,941	109		1,217	2,050	3,267	151	Jun-11
0438	Columbus	OH	2,764	483	2,654	568		483	3,222	3,705	940	Jul-05
0522	Columbus	OH	1,430	657	2,025	13		727	1,968	2,695	163	Nov-13
0525	Columbus	OH	3,622	924	5,113	247		1,227	5,057	6,284	495	Nov-13
1548	Fairfield	OH	—	904	3,856	7		904	3,863	4,767	12	Nov-13
1511	Greenville	OH	—	189	302	72		189	374	563	32	Jun-11
1505	Hamilton	OH	—	673	2,910	96		673	3,006	3,679	211	Jun-11
0829	Hilliard	OH	2,110	1,613	2,369	208		1,613	2,577	4,190	82	Nov-12
0365	Kent	OH	1,430	220	1,206	222		220	1,428	1,648	424	Jul-05
1506	Lebanon	OH	—	1,657	1,566	301		1,657	1,867	3,524	137	Jun-11
0368	Mentor	OH	1,343	409	1,609	97		409	1,706	2,115	71	Jul-12
0826	Mentor	OH	1,280	658	1,267	174		658	1,441	2,099	44	Nov-12
1507	Middletown	OH	1,310	534	1,047	93		534	1,140	1,674	88	Jun-11
1509	Sidney	OH	—	201	262	63		201	325	526	33	Jun-11
1510	Troy	OH	—	273	544	115		273	659	932	57	Jun-11
1512	Washington Court House	OH	—	197	499	61		197	560	757	47	Jun-11
0367	Willoughby	OH	1,108	155	1,811	34		155	1,845	2,000	69	Jul-12

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
1508	Xenia	OH	1,655	302	1,022	60		302	1,082	1,384	84	Jun-11
0288	Aloha	OR	6,207	1,221	6,262	265		1,221	6,527	7,748	1,561	Jul-05
0286	Beaverton	OR	4,730	2,014	5,786	46		2,014	5,832	7,846	223	Jul-12
1294	King City	OR	3,081	2,520	6,845	45		2,520	6,890	9,410	720	Sep-09
1332	Bensalem	PA	3,329	1,131	4,525	288		1,131	4,813	5,944	1,237	Dec-04
1354	Bensalem	PA	—	750	3,015	180		750	3,195	3,945	708	Mar-06
1036	Doylestown	PA	—	220	3,442	1,055		521	4,196	4,717	1,325	Nov-99
1046	Kennedy Township	PA	2,591	736	3,173	188		736	3,361	4,097	1,234	May-04
1198	Philadelphia	PA	5,646	1,965	5,925	1,083		1,965	7,008	8,973	1,928	Feb-04
0542	Philadelphia	PA	8,578	3,000	7,909	59		596	10,372	10,968	543	Nov-13
1045	Pittsburgh	PA	3,822	889	4,117	559		889	4,676	5,565	1,675	May-04
1063	Pittsburgh	PA	2,591	991	1,990	885		1,082	2,784	3,866	954	Aug-00
1048	Willow Grove	PA	5,182	1,297	4,027	212		1,297	4,239	5,536	361	Jan-11
0741	Johnston	RI	6,767	2,658	4,799	462		2,658	5,261	7,919	1,339	Jul-05
1150	Johnston	RI	1,932	533	2,127	47		533	2,174	2,707	118	Dec-11
1303	Charleston	SC	3,521	1,279	4,171	213		1,279	4,384	5,663	1,109	Aug-04
1305	Columbia	SC	2,821	838	3,312	251		838	3,563	4,401	944	Aug-04
8174	Columbia	SC	3,310	1,784	2,745	59		1,784	2,804	4,588	105	Jul-12
1311	Goose Creek	SC	—	1,683	4,372	1,020		1,683	5,392	7,075	1,274	Aug-04
1323	Summerville	SC	—	450	4,454	179		450	4,633	5,083	1,178	Aug-04
0578	Bartlett	TN	2,512	632	3,798	35		632	3,833	4,465	144	Jul-12
0487	Cordova	TN	6,576	2,627	9,786	432		8,187	4,658	12,845	788	Nov-13
0506	Cordova	TN	2,573	852	2,720	258		852	2,978	3,830	786	Jul-05
0704	Cordova	TN	—	894	2,680	151		894	2,831	3,725	555	Jan-07
8122	Cordova	TN	2,057	652	1,791	72		652	1,863	2,515	142	Apr-11
0823	Franklin	TN	—	3,357	8,984	143		3,357	9,127	12,484	267	Nov-12
0198	Memphis	TN	2,002	1,255	2,909	77		1,313	2,928	4,241	255	Nov-13
0252	Memphis	TN	2,955	1,154	4,217	119		803	4,687	5,490	313	Nov-13
0374	Memphis	TN	1,041	110	1,280	19		110	1,299	1,409	49	Jul-12
0680	Memphis	TN	1,713	274	2,623	21		274	2,644	2,918	101	Jul-12
0811	Memphis	TN	3,538	1,040	3,867	113		1,040	3,980	5,020	116	Nov-12
0813	Memphis	TN	2,629	1,617	2,875	87		1,617	2,962	4,579	85	Nov-12
0574	Nashville	TN	2,892	390	2,598	690		390	3,288	3,678	941	Apr-06
1363	Allen	TX	4,605	901	5,553	214		901	5,767	6,668	1,127	Nov-06
1301	Arlington	TX	2,206	534	2,525	403		534	2,928	3,462	844	Aug-04
0472	Austin	TX	2,287	2,790	4,991	134		3,411	4,504	7,915	360	Nov-13
1302	Austin	TX	5,169	870	4,455	327		870	4,782	5,652	1,259	Aug-04

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
0476	Dallas	TX	4,194	5,061	8,224	223		7,143	6,365	13,508	644	Nov-13
0514	Dallas	TX	11,432	1,980	12,501	344		1,980	12,845	14,825	2,642	May-06
0561	Dallas	TX	2,032	337	2,216	483		337	2,699	3,036	729	Apr-06
0629	Dallas	TX	5,306	921	7,656	64		921	7,720	8,641	289	Jul-12
1307	Dallas	TX	10,770	4,432	6,181	1,115		4,432	7,296	11,728	1,768	Aug-04
1497	Dallas	TX	3,926	2,542	3,274	196		2,542	3,470	6,012	131	Aug-12
0795	Euless	TX	2,915	671	3,213	624		671	3,837	4,508	331	Apr-11
8081	Euless	TX	—	1,374	5,636	61		1,374	5,697	7,071	92	May-13
1309	Fort Worth	TX	4,775	631	5,794	272		631	6,066	6,697	1,551	Aug-04
1551	Fort Worth	TX	—	3,158	2,512	5		3,158	2,517	5,675	8	Nov-13
1559	Fort Worth	TX	—	2,033	2,495	—		2,033	2,495	4,528	3	Dec-13
1549	Garland	TX	—	1,424	2,209	—		1,424	2,209	3,633	7	Nov-13
1312	Grand Prairie	TX	2,391	551	2,330	310		551	2,640	3,191	697	Aug-04
1496	Grand Prairie	TX	—	2,327	1,551	161		2,327	1,712	4,039	65	Aug-12
0466	Houston	TX	3,241	1,828	4,196	181		2,017	4,188	6,205	394	Nov-13
0584	Houston	TX	8,874	2,596	8,735	397		2,596	9,132	11,728	1,874	Apr-06
1457	Houston	TX	—	402	1,870	181		402	2,051	2,453	182	Dec-10
1490	Houston	TX	6,001	1,036	8,133	84		1,036	8,217	9,253	405	Feb-12
1550	Killeen	TX	—	1,207	1,688	—		1,207	1,688	2,895	5	Nov-13
1456	La Porte	TX	—	1,608	2,351	273		1,608	2,624	4,232	254	Dec-10
0473	Plano	TX	3,145	2,259	4,780	70		2,752	4,357	7,109	417	Nov-13
1364	Plano	TX	5,271	1,010	6,203	335		1,010	6,538	7,548	1,257	Nov-06
1365	Plano	TX	4,580	614	3,775	258		614	4,033	4,647	810	Nov-06
1357	Rowlett	TX	2,185	1,002	2,601	342		1,002	2,943	3,945	639	Aug-06
1306	San Antonio	TX	2,569	1,269	1,816	603		1,269	2,419	3,688	727	Aug-04
1326	San Antonio	TX	2,511	253	1,496	159		253	1,655	1,908	458	Aug-04
1387	San Antonio	TX	—	2,471	3,556	(194)		2,471	3,362	5,833	597	Dec-07
0521	South Houston	TX	3,331	478	4,069	772		478	4,841	5,319	1,105	Apr-06
0306	Spring	TX	3,310	506	5,096	117		506	5,213	5,719	203	Jul-12
8246	Spring	TX	1,943	978	1,347	158		978	1,505	2,483	99	Aug-11
1006	Kearns	UT	—	642	2,607	346		642	2,953	3,595	810	Jun-04
1454	Murray	UT	—	571	986	2,081		571	3,067	3,638	182	Nov-10
0792	Orem	UT	2,099	841	2,335	172		841	2,507	3,348	183	Apr-11
8002	Salt Lake City	UT	3,052	986	3,455	162		986	3,617	4,603	314	Oct-10
0132	Sandy	UT	5,583	1,349	4,372	450		1,349	4,822	6,171	1,158	Jul-05
8149	Sandy	UT	—	2,063	5,202	7		2,063	5,209	7,272	173	Sep-12
1455	West Jordan	UT	2,123	735	2,146	347		735	2,493	3,228	218	Nov-10
0230	West Valley City	UT	2,845	461	1,722	163		461	1,885	2,346	482	Jul-05

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation (Continued)
(Dollars in thousands)

								Gross carrying amount at December 31, 2013
						Adjustments and costs subsequent to acquisition						Date acquired or development completed
Property	Property Name	State	Debt	Land initial cost	Building and improvements initial cost		Notes	Land	Building and improvements	Total	Accumulated depreciation
0467	Alexandria	VA	13,563	5,029	18,943	44		5,029	18,987	24,016	713	Jul-12
1380	Alexandria	VA	5,698	1,620	13,103	567		1,623	13,667	15,290	2,650	Jun-07
1452	Arlington	VA	—	—	4,802	144		—	4,946	4,946	1,339	Oct-10
0707	Burke	VA	4,861	4,520	13,916	445		11,534	7,347	18,881	890	Nov-13
0717	Dumfries	VA	5,264	932	9,349	157		932	9,506	10,438	667	May-11
0678	Falls Church	VA	5,909	1,259	6,975	397		1,259	7,372	8,631	1,747	Jul-05
0828	Falls Church	VA	—	5,703	13,307	112		5,703	13,419	19,122	388	Nov-12
0327	Fredericksburg	VA	4,339	2,128	5,398	47		2,128	5,445	7,573	204	Jul-12
0824	Fredericksburg	VA	—	1,438	2,459	115		1,438	2,574	4,012	75	Nov-12
1325	Richmond	VA	4,582	2,305	5,467	315		2,305	5,782	8,087	1,409	Aug-04
0764	Stafford	VA	4,437	2,076	5,175	77		2,076	5,252	7,328	688	Jan-09
1498	Stafford	VA	4,445	1,172	5,562	110		1,172	5,672	6,844	192	Sep-12
1341	Lakewood	WA	4,474	1,917	5,256	199		1,917	5,455	7,372	1,159	Feb-06
1342	Lakewood	WA	4,471	1,389	4,780	290		1,389	5,070	6,459	1,083	Feb-06
0643	Seattle	WA	7,379	2,727	7,241	224		2,727	7,465	10,192	1,737	Jul-05
1343	Tacoma	WA	3,502	1,031	3,103	143		1,031	3,246	4,277	721	Feb-06
0285	Vancouver	WA	3,132	709	4,280	55		709	4,335	5,044	164	Jul-12
	Other corporate assets		(3,936)	849	2,202	64,023		—	67,074	67,074	8,728	Various
	Construction in progress		—	—	—	6,651		—	6,651	6,651	—
	Intangible tenant relationships and lease rights		—	—	60,011	14,498		—	74,509	74,509	60,330	Various

			$1,588,596	$1,000,356	$2,894,399	$238,543		$1,019,921	$3,113,377	$4,133,298	$496,754

(a)    Adjustments relate to sale of property

        Activity in real estate facilities during the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Operating facilities
Balance at beginning of year	$3,379,512	$2,573,731	$2,198,361
Acquisitions	711,710	761,977	301,531
Improvements	37,949	34,964	39,352
Transfers from construction in progress	3,643	8,957	34,777
Dispositions and other	(6,166)	(117)	(290)

Balance at end of year	$4,126,648	$3,379,512	$2,573,731

Accumulated depreciation:
Balance at beginning of year	$391,928	$319,302	$263,042
Depreciation expense	104,963	72,626	56,702
Dispositions and other	(137)	—	(442)

Balance at end of year	$496,754	$391,928	$319,302

Real estate under development/redevelopment:
Balance at beginning of year	$4,138	$9,366	$37,083
Current development	6,466	3,759	7,060
Transfers to operating facilities	(3,954)	(8,987)	(34,777)
Dispositions and other	—	—	—

Balance at end of year	$6,650	$4,138	$9,366

Net real estate assets	$3,636,544	$2,991,722	$2,263,795

        The aggregate cost of real estate for U.S. federal income tax purposes is $3,679,606.

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

(ii)
Internal Control over Financial Reporting

(a)
Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

(b)
Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

        We have audited Extra Space Storage Inc.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Extra Space Storage Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013, and 2012 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Extra Space Storage Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah
March 3, 2013

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item is incorporated by reference to the information set forth under the captions "Executive Officers," and "Information About the Board of Directors and its Committees" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

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

Item 11.    Executive Compensation

        Information with respect to executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Security Ownership of Directors and Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions "Information about the Board of Directors and its Committees" and "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

Item 14.    Principal Accounting Fees and Services

        Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

          (1)   and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—"Financial Statements and Supplementary Data" of this Annual Report on 10-K and reference is made thereto.

          (3)   The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated May 5, 2005 by and among Security Capital Self Storage Incorporated, as seller and Extra Space Storage LLC, PRISA Self Storage LLC, PRISA II Self Storage LLC, PRISA III Self Storage LLC, VRS Self Storage LLC, WCOT Self Storage LLC and Extra Space Storage LP, as purchaser parties and The Prudential Insurance Company of America (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 11, 2005).
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 3, 2007).
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 29, 2013).
3.4	Amended and Restated Bylaws of Extra Space Storage Inc.(incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 26, 2009)
3.5	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2013).
3.6	Declaration of Trust of ESS Holdings Business Trust I.(1)
3.7	Declaration of Trust of ESS Holdings Business Trust II.(1)
4.1
Junior Subordinated Indenture dated as of July 27, 2005, between Extra Space Storage LP and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 2, 2005).
4.2
Amended and Restated Trust Agreement, dated as of July 27, 2005, among Extra Space Storage LP, as depositor and JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interest in the assets of ESS Statutory Trust III (incorporated by reference to Exhibit 4.2 of Form 8-K filed on August 2, 2005).
4.3	Junior Subordinated Note (incorporated by reference to Exhibit 4.3 of Form 10-K filed on February 26, 2010)
4.4	Trust Preferred Security Certificates (incorporated by reference from Exhibit 4.4 of Form 10-K filed on February 26, 2010)
4.5
Indenture, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, N.A., as trustee, including the form of 3.625% Exchangeable Senior Notes due 2027 and form of guarantee (incorporated by reference from Exhibit 4.1 of Form 8-K filed on March 28, 2007).

Exhibit Number	Description
4.6	Indenture, dated June 21, 2013, among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 2.375% Exchangeable Senior Notes due 2033 and form of guarantee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 21, 2013).
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)
10.2	License between Centershift Inc. and Extra Space Storage LP.(1)
10.3	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)
10.4	Extra Space Storage Performance Bonus Plan.(1)
10.5	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on February 26, 2010)
10.6
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on February 26, 2010)
10.7	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010)
10.8	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.9	Extra Space Storage Non-Employee Directors' Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).
10.10	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.11
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 2, 2005).
10.12
Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 28, 2007).
10.13
Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space. (incorporated by reference to Exhibit 10.23 of Form 10-K filed on February 26, 2010)
10.14	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.15	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).

Exhibit Number	Description
10.16	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference to Exhibit 10.26 of Form 10-K filed on February 26, 2010)
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
10.19	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.20	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors' Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.21
Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007. (incorporated by reference to Exhibit 10.30 of Form 10-K filed on February 26, 2010)
10.22	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC. (incorporated by reference to Exhibit 10.31 of Form 10-K filed on February 26, 2010)
10.23
Revolving Promissory Note between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference to Exhibit 10.33 of Form 10-K filed on February 26, 2010)
10.24
Revolving Line of Credit between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K filed on February 26, 2010)
10.25
First Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated April 9, 2009 (incorporated by reference to Exhibit 10.27 of Form 10-K filed on February 29, 2012).
10.26
Second Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated May 4, 2009 (incorporated by reference to Exhibit 10.28 of Form 10-K filed on February 29, 2012).
10.27
Third Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated August 27, 2010 (incorporated by reference to Exhibit 10.29 of Form 10-K filed on February 29, 2012).
10.28
Fourth Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated October 19, 2011 (incorporated by reference to Exhibit 10.30 of Form 10-K filed on February 29, 2012).
10.29	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2011).

Exhibit Number	Description
10.30	Separation and Release Agreement, dated December 7, 2011, among Extra Space Storage Inc., Extra Space Storage LP and Kent W. Christensen (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 9, 2011).
10.31	Retention Agreement, dated February 21, 2012, between Extra Space Storage Inc. and Karl Haas, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 21, 2012).
10.32
Registration Rights Agreement, dated June 21, 2013, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 21, 2013).
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
101
The following financial information from Registrant's Annual Report on Form 10-K for the period ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements(2).

(1)
Incorporated by reference to Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

(2)
Filed herewith.

(c)
See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2014	EXTRA SPACE STORAGE INC.
	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2014	By:	/s/ SPENCER F. KIRK Spencer F. Kirk Chief Executive Officer (Principal Executive Officer)
Date: March 3, 2014	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 3, 2014	By:	/s/ GRACE KUNDE Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)
Date: March 3, 2014	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Executive Chairman
Date: March 3, 2014	By:	/s/ JOSEPH D. MARGOLIS Joseph D. Margolis Director
Date: March 3, 2014	By:	/s/ ROGER B. PORTER Roger B. Porter Director
Date: March 3, 2014	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director