Form 10-Q
period 2014-03-31
Extra Space Storage Inc.
filed 2014-05-08
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2014, was 115,942,427.

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

All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)

Assets:
Real estate assets, net	$3,862,679	$3,636,544

Investments in unconsolidated real estate ventures	89,326	88,125
Cash and cash equivalents	47,015	126,723
Restricted cash	20,026	21,451
Receivables from related parties and affiliated real estate joint ventures	8,966	7,542
Other assets, net	95,479	96,755
Total assets	$4,123,491	$3,977,140

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,664,872	$1,588,596
Premium on notes payable	4,053	4,948
Exchangeable senior notes	250,000	250,000
Discount on exchangeable senior notes	(15,637)	(16,487)
Notes payable to trusts	119,590	119,590
Lines of credit	87,000	—
Accounts payable and accrued expenses	52,886	60,601
Other liabilities	37,543	37,997
Total liabilities	2,200,307	2,045,245

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 115,869,909 and 115,755,527 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,158	1,157
Paid-in capital	1,976,597	1,973,159
Accumulated other comprehensive income	7,528	10,156
Accumulated deficit	(235,009)	(226,002)
Total Extra Space Storage Inc. stockholders’ equity	1,750,274	1,758,470
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	80,843	80,947
Noncontrolling interests in Operating Partnership	91,042	91,453
Other noncontrolling interests	1,025	1,025
Total noncontrolling interests and equity	1,923,184	1,931,895
Total liabilities, noncontrolling interests and equity	$4,123,491	$3,977,140

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues:
Property rental	$132,001	$102,923
Tenant reinsurance	13,463	10,221
Management fees	6,716	6,178
Total revenues	152,180	119,322

Expenses:
Property operations	43,482	34,437
Tenant reinsurance	2,567	1,910
Acquisition related costs	2,056	452
General and administrative	15,302	12,769
Depreciation and amortization	28,375	23,025
Total expenses	91,782	72,593

Income from operations	60,398	46,729

Interest expense	(19,598)	(17,366)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(662)	—
Interest income	269	184
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	41,620	30,760

Equity in earnings of unconsolidated real estate ventures	2,419	2,623
Equity in earnings of unconsolidated real estate ventures - purchase of joint venture partners’ interests	—	2,556
Income tax expense	(2,830)	(2,008)
Net income	41,209	33,931
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,492)	(1,717)
Net income allocated to Operating Partnership and other noncontrolling interests	(1,377)	(789)
Net income attributable to common stockholders	$37,340	$31,425

Earnings per common share
Basic	$0.32	$0.28
Diluted	$0.32	$0.28

Weighted average number of shares
Basic	115,438,325	110,314,668
Diluted	121,062,845	114,967,087

Cash dividends paid per common share	$0.40	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net income	$41,209	$33,931

Other comprehensive income (loss):
Change in fair value of interest rate swaps	(2,747)	1,571
Total comprehensive income	38,462	35,502
Less: comprehensive income attributable to noncontrolling interests	3,750	2,563
Comprehensive income attributable to common stockholders	$34,712	$32,939

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests					Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership			Operating					Accumulated Other Comprehensive	Accumulated	Total Noncontrolling Interests and
	Series A	Series B	Series C	Partnership	Other	Shares	Par Value	Paid-in Captial	Income	Deficit	Equity

Balances at December 31, 2013	$30,202	$33,568	$17,177	$91,453	$1,025	115,755,527	$1,157	$1,973,159	$10,156	$(226,002)	$1,931,895

Issuance of common stock upon the exercise of options	—	—	—	—	—	69,265	1	1,055	—	—	1,056
Restricted stock grants issued	—	—	—	—	—	47,000	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	(1,883)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	1,121	—	—	1,121
Net income	1,751	504	237	1,377	—	—	—	—	—	37,340	41,209
Other comprehensive income	(22)	—	—	(97)	—	—	—	—	(2,628)	—	(2,747)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	1,262	—	—	1,262
Distributions to Operating Partnership units held by noncontrolling interests	(1,833)	(504)	(237)	(1,691)	—	—	—	—	—	—	(4,265)
Dividends paid on common stock at $0.40 per share	—	—	—	—	—	—	—	—	—	(46,347)	(46,347)

Balances at March 31, 2014	$30,098	$33,568	$17,177	$91,042	$1,025	115,869,909	$1,158	$1,976,597	$7,528	$(235,009)	$1,923,184

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$41,209	$33,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,375	23,025
Amortization of deferred financing costs	1,641	1,510
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	662	—
Non-cash interest expense related to amortization of premium on notes payable	(895)	(565)
Compensation expense related to stock-based awards	1,121	1,023
Gain on purchase of joint venture partners’ interests	—	(2,556)
Distributions from unconsolidated real estate ventures in excess of earnings	1,024	1,154
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(1,424)	(277)
Other assets	1,448	1,051
Accounts payable and accrued expenses	(7,715)	(6,864)
Other liabilities	(874)	(316)
Net cash provided by operating activities	64,572	51,116

Cash flows from investing activities:
Acquisition, development and redevelopment of real estate assets	(256,759)	(18,754)
Investments in unconsolidated real estate ventures	—	(589)
Change in restricted cash	1,425	(3,181)
Purchase of equipment and fixtures	(1,274)	(821)
Net cash used in investing activities	(256,608)	(23,345)

Cash flows from financing activities:
Proceeds from notes payable and lines of credit	291,157	81,776
Principal payments on notes payable and lines of credit	(127,881)	(74,912)
Deferred financing costs	(1,392)	(1,340)
Redemption of Operating Partnership units held by noncontrolling interest	—	(20)
Net proceeds from exercise of stock options	1,056	1,635
Dividends paid on common stock	(46,347)	(27,730)
Distributions to noncontrolling interests	(4,265)	(2,390)
Net cash provided by (used in) financing activities	112,328	(22,981)
Net (decrease) increase in cash and cash equivalents	(79,708)	4,790
Cash and cash equivalents, beginning of the period	126,723	30,785
Cash and cash equivalents, end of the period	$47,015	$35,575

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$16,445	$15,909
Income taxes paid	1,244	589

Supplemental schedule of noncash investing and financing activities:
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$1,262	$—
Paid-in capital	(1,262)	—
Acquisitions of real estate assets
Real estate assets, net	$—	$2,251
Receivables from related parties and affiliated real estate joint ventures	—	(2,251)

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts in thousands, except property and share data, unless otherwise stated

1.              ORGANIZATION

Extra Space Storage Inc. (the “Company”) is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its properties is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, (“UPREIT”). The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended.  To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self-storage facilities by acquiring wholly-owned facilities or by acquiring an equity interest in real estate entities.  At March 31, 2014, the Company had direct and indirect equity interests in 800 operating storage facilities.  In addition, the Company managed 252 properties for third parties, bringing the total number of operating properties which it owns and/or manages to 1,052.  These properties are located in 35 states, Washington, D.C. and Puerto Rico.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Certain amounts in the Company’s 2013 consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation.  Such reclassifications did not impact previously reported net income or accumulated deficit.

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

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In conjunction with the Financial Accounting Standards Board’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2014, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$10,281	$—	$10,281	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(3,083)	$—	$(3,083)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2014.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2014 or December 31, 2013.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 approximate fair value.

The fair value of the Company’s note receivable from Preferred Operating Partnership unit holders was based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality.  The fair values of the Company’s fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.  The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2014		December 31, 2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holders	$100,497	$100,000	$103,491	$100,000
Fixed rate notes payable and notes payable to trusts	$1,334,941	$1,325,113	$1,365,290	$1,368,885
Exchangeable senior notes	$262,343	$250,000	$251,103	$250,000

4.              EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method.  Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, exchangeable Series A Participating Redeemable Preferred Units (“Series A Units”) and Series B Redeemable Preferred Units (“Series B Units”), redeemable and convertible Series C Convertible Redeemable Preferred Units (“Series C Units”) and redeemable common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per share) are included.  For the three months ended March 31, 2014 and 2013, options to purchase approximately 18,100 and 24,950 shares, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes”) issued and outstanding as of March 31, 2014.  The Notes could potentially have a dilutive effect on the Company’s earnings per common share calculations.  The Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes.  The exchange price of the Notes was $55.69 per share as of March 31, 2014, and could change over time as described in the indenture.  The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.  Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation.  For the three months ended March 31, 2014, no shares related to the Notes were included in the computation for diluted earnings per common share as the per share price of the Company’s common stock during this period did not exceed the exchange price.

For the purposes of computing the diluted impact on earnings per common share of the potential exchange of Series A Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per common share as allowed by ASC 260-10-45-46.

For the purposes of computing the diluted impact on earnings per common share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of March 31, 2014 of $33,568 by the average closing price of the Company’s common stock for the three months ended March 31, 2014 of $46.35 per share.  Assuming full exchange for common shares as of March 31, 2014, 724,232 shares would have been issued to holders of the Series B Units.  These shares were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact on earnings per common share of the potential exchange of Series C Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of March 31, 2014 of $17,177 by the average closing price of the Company’s common stock for the three months ended March 31, 2014 of $46.35 per share.  Assuming full exchange for common shares as of March 31, 2014, 370,585 shares would have been issued to holders of the Series C Units.  These shares were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended March 31,
	2014	2013

Net income attributable to common stockholders	$37,340	$31,425
Earnings and dividends allocated to participating securities	(117)	(120)
Earnings for basic computations	37,223	31,305

Earnings and dividends allocated to participating securities	—	120
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	3,128	2,494
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(1,438)	(1,438)
Net income for diluted computations	$38,913	$32,481

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	115,438,325	110,314,668
Series A Units	989,980	989,980
Common OP Units	4,334,118	2,755,650
Unvested restricted stock awards included for treasury stock method	—	495,256
Dilutive stock options	300,422	411,533
Average number of common shares outstanding - diluted	121,062,845	114,967,087

Earnings per common share
Basic	$0.32	$0.28
Diluted	$0.32	$0.28

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the three months ended March 31, 2014, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid			Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid	Net Liabilities/ (Assets) Assumed	Land	Building	Intangible	Closing costs - expensed	Notes
Virginia	17	1/7/2014	$200,588	$200,525	$63	$53,878	$142,840	$2,973	$897
Texas	1	2/5/2014	14,191	14,152	39	1,767	12,368	38	18
California	1	3/4/2014	7,000	6,974	26	2,150	4,734	113	3	(1)
Connecticut	1	3/17/2014	15,138	15,169	(31)	1,072	14,028	—	38
Alabama	1	3/20/2014	13,813	13,752	61	2,381	11,224	200	8

2014 Totals	21		$250,730	$250,572	$158	$61,248	$185,194	$3,324	$964

(1) This property was owned by Spencer F. Kirk, the Company’s Chief Executive Officer, and Kenneth M. Woolley, the Company’s Executive Chairman.  The Company acquired the building on March 4, 2014.  In a separate transaction on March 5, 2014, the Company acquired the land for $2,150 from a third party unrelated to the Company’s executives and terminated the existing ground lease.

6.              VARIABLE INTERESTS

The Company has an interest in one unconsolidated joint venture with an unrelated third party which is a variable interest entity (“VIE”). The Company holds an 18% equity interest and a 50% profit interest in the VIE joint venture (“VIE JV”), and has 50% of the voting rights in the VIE JV. Qualification as a VIE was based on the determination that the equity investment at risk for this joint venture was not sufficient based on a qualitative and quantitative analysis performed by the Company. The Company performed a qualitative analysis for the joint venture to determine which party was the primary beneficiary. The Company determined that since the powers to direct the activities most significant to the economic performance of the entity are shared equally by the Company and its joint venture partner, there is no primary beneficiary. Accordingly, the interest is recorded using the equity method.

The VIE JV owns a single self-storage property. This joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partner and (2) amounts payable to the Company. The amounts payable to the Company consist of expenses paid on behalf of the joint venture by the Company as manager and mortgage notes payable to the Company. The Company performs management services for the VIE JV in exchange for a management fee of approximately 6% of cash collected by the property. Except as disclosed, the Company has not provided financial or other support during the periods presented to the VIE JV that it was not previously contractually obligated to provide.

The Company’s maximum exposure to loss for this joint venture as of March 31, 2014 is the total of the amounts payable to the Company and the Company’s investment balance in the joint venture. The Company believes that the risk of incurring a material loss as a result of its investment in the property is unlikely and, therefore, no liability has been recorded. Also, repossessing and/or selling the self-storage facility and land that collateralize the amounts payable to the Company could provide funds sufficient to reimburse the Company.

The following table compares the liability balance and the maximum exposure to loss related to the Company’s VIE JV as of March 31, 2014:

			Amounts	Maximum
	Liability	Investment	Payable to the	Exposure
	Balance	Balance	Company	to Loss	Difference
Extra Space of Sacramento One LLC	$—	$(1,107)	$10,547	$9,440	$(9,440)

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

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of March 31, 2014:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the three months ended March 31, 2014.

7.              DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposure that arises from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests.  During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table summarizes the terms of the Company’s 22 derivative financial instruments as of March 31, 2014:

Hedge Product	Current Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,749 - $95,739	2.79% - 6.32%	7/1/2009 - 1/1/2014	7/1/2014 - 4/1/2021

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	March 31, 2014		December 31, 2013
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments:	Location	Value	Location	Value
Swap Agreements	Other assets	$10,281	Other assets	$13,630
Swap Agreements	Other liabilities	$(3,083)	Other liabilities	$(3,684)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Classification of	For the Three Months Ended March 31,
Type	Income (Expense)	2014	2013
Swap Agreements	Interest expense	$(2,293)	$(2,153)

	Gain (loss)	Location of amounts	Gain (loss) reclassified from OCI
	recognized in OCI	reclassified from OCI	For the Three Months
Type	March 31, 2014	into income	Ended March 31, 2014
Swap Agreements	$(5,040)	Interest expense	$(2,293)

	Gain (loss)	Location of amounts	Gain (loss) reclassified from OCI
	recognized in OCI	reclassified from OCI	For the Three Months
Type	March 31, 2013	into income	Ended March 31, 2013
Swap Agreements	$(582)	Interest expense	$(2,153)

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

As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $3,083. As of March 31, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $3,374.

8.              EXCHANGEABLE SENIOR NOTES

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750.  Costs incurred to issue the Notes were approximately $1,672.  These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets.  The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company.  Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033.  The Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option.  The initial exchange rate of the Notes is approximately 17.96 shares of the Company’s common stock per $1,000 principal amount of the Notes.

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

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company therefore accounts for the liability and equity components of the Notes separately.  The equity component is included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component.  The discount is being amortized as interest expense over the remaining period of the debt through its first redemption date, July 1, 2018. The effective interest rate on the liability component is 4.0%.

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount for the Notes was as follows for the periods indicated:

	March 31, 2014	December 31, 2013
Carrying amount of equity component	$(14,496)	$(14,496)

Principal amount of liability component	$250,000	$250,000
Unamortized discount - equity component	(12,469)	(13,131)
Unamortized cash discount	(3,168)	(3,356)
Net carrying amount of liability component	$234,363	$233,513

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Contractual interest	$1,484	$—
Amortization of discount	662	—
Total interest expense recognized	$2,146	$—

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

The Company has evaluated the terms of the Operating Partnership’s preferred units and classifies the noncontrolling interest represented by such preferred units as stockholders’ equity in the accompanying condensed consolidated balance sheets.  The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the condensed consolidated balance sheets.  Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount and (2) the redemption value as of the end of the period in which the determination is made.

Series A Participating Redeemable Preferred Units

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten self-storage facilities in exchange for 989,980 Series A Units of the Operating Partnership. The self-storage facilities are located in California and Hawaii.

On June 25, 2007, the Operating Partnership loaned the holders of the Series A Units $100,000. The note receivable bears interest at 4.85% and is due September 1, 2020.  The loan is secured by the borrower’s Series A Units. The holders of the Series A Units can redeem up to 114,500 Series A Units prior to the maturity date of the loan. If any redemption in excess of 114,500 Series A Units occurs prior to the maturity date, the holder of the Series A Units is required to repay the loan as of the date of that redemption. The Series A Units are shown on the condensed consolidated balance sheets net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units.

The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the Series A Units. The Series A Units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

Under the Partnership Agreement, Series A Units in the amount of $115,000 bear a fixed priority return of 5% and have a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to, that of the OP Units. The Series A Units are redeemable at the option of the holder, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

Series B Redeemable Preferred Units

On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 self-storage facilities affiliated with All Aboard Mini Storage, all of which are located in California.  On September 26, 2013, the Operating Partnership completed the purchase of the remaining facility.  These properties were acquired in exchange for $100,876 in cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,568, and 1,448,108 OP Units valued at $62,341.

The Partnership Agreement provides for the designation and issuance of the Series B Units.  The Series B Units rank junior to the Series A Units, on parity with the Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,568.  Holders of the Series B Units receive distributions at an annual rate of 6%.  These distributions are cumulative and accrue each quarter regardless of the declaration of dividends or distributions. The Series B Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Convertible Redeemable Preferred Units

On December 2, 2013, the Operating Partnership completed the purchase of six of eight self-storage facilities affiliated with Grupe Properties Co. Inc. (“Grupe”), all of which are located in California. On December 3, 2013, the Operating Partnership completed the purchase of the remaining two facilities. The Company previously held 35% interests in five of these eight properties through separate joint ventures with Grupe. These properties were acquired in exchange for $42,702 of cash, the assumption of $4,342 in existing debt, and the issuance of 407,996 Series C Units valued at $17,177.

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units rank junior to the Series A Units, on parity with the Series B Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series C Units have a liquidation value of $42.10 per unit for a fixed liquidation value of $17,177. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution per OP Unit plus $0.18.  Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance, divided by four. These distributions are cumulative. The Series C Units will become redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units will also become convertible into OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.

10.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.2% ownership interest in the Operating Partnership as of March 31, 2014. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 5.8% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at March 31, 2014 was $47.87 and there were 4,334,118 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2014 and the Company elected to pay the OP Unit holders cash, the Company would have paid $207,474 in cash consideration to redeem the units.

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

The Company has evaluated the terms of the OP Units and classifies the noncontrolling interest represented by the OP Units as stockholders’ equity in the accompanying condensed consolidated balance sheets.  The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the condensed consolidated balance sheets.  Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount and (2) the redemption value as of the end of the period in which the determination is made.

11.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in two consolidated joint ventures as of March 31, 2014.  One of these consolidated joint ventures owns one property which was under construction at March 31, 2014.  The second consolidated joint venture owns 19 operating properties.  The ownership interests of the third party owners range from 1.0% to 3.3%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets.  The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations.

In February 2013, the Company purchased one of its joint venture partner’s 1.7% capital interest and 17% profit interest in one of these consolidated joint ventures for $200.  As a result, the Company’s capital interest percentage in this joint venture increased from 95% to 96.7%.  Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction.  The carrying amount of the noncontrolling interest was reduced to reflect the purchase and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

12.       EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES — PURCHASE OF JOINT VENTURE PARTNERS’ INTERESTS

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

13.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned properties are eliminated in consolidation.  Financial information for the Company’s business segments is presented below:

	March 31, 2014	December 31, 2013
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$89,326	$88,125

Total assets
Rental operations	$3,873,654	$3,641,746
Tenant reinsurance	31,628	34,393
Property management, acquisition and development	218,209	301,001
	$4,123,491	$3,977,140

	For the Three Months Ended March 31,
	2014	2013
Statement of Operations
Total revenues
Rental operations	$132,001	$102,923
Tenant reinsurance	13,463	10,221
Property management, acquisition and development	6,716	6,178
	152,180	119,322

Operating expenses, including depreciation and amortization
Rental operations	69,942	55,968
Tenant reinsurance	2,567	1,910
Property management, acquisition and development	19,273	14,715
	91,782	72,593

Income (loss) from operations
Rental operations	62,059	46,955
Tenant reinsurance	10,896	8,311
Property management, acquisition and development	(12,557)	(8,537)
	60,398	46,729

Interest expense
Rental operations	(19,310)	(16,980)
Property management, acquisition and development	(288)	(386)
	(19,598)	(17,366)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(662)	—

Interest income
Tenant reinsurance	4	4
Property management, acquisition and development	265	180
	269	184

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213

Equity in earnings of unconsolidated real estate ventures
Rental operations	2,419	2,623

Equity in earnings of unconsolidated real estate ventures - purchase of partners’ interests
Rental operations	—	2,556

Income tax expense
Rental operations	1,419	1,009
Tenant reinsurance	(3,815)	(2,866)
Property management, acquisition and development	(434)	(151)
	(2,830)	(2,008)

Net income (loss)
Rental operations	46,587	36,163
Tenant reinsurance	7,085	5,449
Property management, acquisition and development	(12,463)	(7,681)
	$41,209	$33,931

Depreciation and amortization expense
Rental operations	$26,460	$21,531
Property management, acquisition and development	1,915	1,494
	$28,375	$23,025

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(256,759)	$(18,754)

14.       COMMITMENTS AND CONTINGENCIES

As of March 31, 2014, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

15.      SUBSEQUENT EVENTS

On April 3, 2014, the Company acquired a single self-storage facility located in Georgia for approximately $15,158 in cash and Series B Units valued at approximately $8,334.

On April 15, 2014, the Company acquired a single self-storage facility located in Florida for approximately $10,077 in cash.

On April 25, 2014, the Company acquired three self-storage facilities located in California for approximately $2,671 in cash, the assumption of approximately $18,419 of debt and Series C Units valued at approximately $9,527.  The Company previously had a 40% interest in one of these three properties, and acquired our joint venture partner’s 60% interest in the acquisition.

On April 30, 2014, the Company acquired a single self-storage facility located in Washington for approximately $4,350 in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except property and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2013. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2013 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT, formed to continue the business commenced in 1977 by Extra Space Storage LLC and its subsidiaries to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities.

We derive substantially all of our revenues from rents received from tenants under leases at each of our wholly-owned self-storage properties; from management fees on the properties we manage for joint venture partners and unaffiliated third parties; and from our tenant reinsurance program.  Our management fee is generally equal to approximately 6% of cash collected from total revenues generated by the managed properties.  We also receive an asset management fee of 0.5% of the total asset value from one of our joint ventures.

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

PROPERTIES

As of March 31, 2014, we owned, had ownership interests in, or managed 1,052 properties in 35 states, Washington, D.C. and Puerto Rico.  Of these 1,052 properties, we owned 527 properties, we held joint venture interests in 273 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 252 properties that are owned by third parties.  These operating properties contain approximately 78.0 million square feet of rentable space in approximately 700,000 units.

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

As of March 31, 2014, approximately 600,000 tenants were leasing storage units at the 1,052 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit.  Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of March 31, 2014, the average length of stay was approximately 12 months.

The average annual rent per square foot for our existing customers at stabilized properties, net of discounts and bad debt, was $14.09 for the three months ended March 31, 2014, compared to $13.50 for the same period ended March 31, 2013.  Average annual rent per square foot for new leases was $14.18 for the three months ended March 31, 2014, compared to $14.03 for the same period ended March 31, 2013.  The average discounts, as a percentage of rental revenues, during these periods were 4.0% and 4.8%, respectively.

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

The following table presents additional information regarding the occupancy of our stabilized properties by state as of March 31, 2014 and 2013. The information as of March 31, 2013 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2014 were under our control as of March 31, 2013.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2014 (1)	Number of Units as of March 31, 2013	Net Rentable Square Feet as of March 31, 2014 (2)	Net Rentable Square Feet as of March 31, 2013	Square Foot Occupancy % March 31, 2014	Square Foot Occupancy % March 31, 2013

Wholly-Owned Properties
Alabama	5	2,893	2,890	343,905	344,085	83.0%	83.3%
Arizona	11	6,935	6,949	814,648	817,048	87.7%	86.9%
California	117	86,426	86,214	9,013,093	9,011,145	89.3%	87.2%
Colorado	11	5,343	5,283	657,605	655,145	91.5%	92.2%
Connecticut	5	3,126	3,135	300,310	300,360	90.1%	90.6%
Florida	52	36,230	36,358	3,915,087	3,901,544	90.2%	86.7%
Georgia	20	11,384	11,315	1,458,799	1,455,453	86.5%	85.6%
Hawaii	5	5,566	5,586	333,809	332,023	86.4%	84.2%
Illinois	18	12,178	12,032	1,266,899	1,255,466	90.9%	90.9%
Indiana	9	4,711	4,716	553,558	553,218	89.2%	89.1%
Kansas	1	503	506	50,360	50,350	93.0%	84.0%
Kentucky	4	2,157	2,153	254,141	254,065	90.5%	90.4%
Louisiana	2	1,411	1,411	150,165	149,665	90.9%	88.6%
Maryland	23	17,251	17,130	1,818,053	1,817,117	90.8%	86.9%
Massachusetts	35	21,337	21,334	2,174,588	2,173,329	91.4%	91.1%
Michigan	3	1,791	1,778	251,432	252,292	90.5%	89.8%
Missouri	6	3,214	3,154	385,176	372,937	89.7%	90.0%
Nevada	5	3,202	3,192	547,154	546,479	86.4%	83.4%
New Hampshire	2	1,012	1,004	125,748	125,773	92.8%	90.9%
New Jersey	45	35,372	35,357	3,431,113	3,410,097	92.6%	90.4%
New Mexico	3	1,571	1,594	217,444	215,704	83.8%	85.4%
New York	19	16,799	16,458	1,357,460	1,350,485	90.3%	89.5%
North Carolina	1	566	565	64,477	64,377	88.0%	79.0%
Ohio	19	10,273	10,242	1,358,325	1,343,220	89.6%	90.1%
Oregon	3	2,148	2,142	250,530	250,610	92.3%	90.2%
Pennsylvania	9	5,726	5,717	649,100	649,475	89.3%	89.9%
Rhode Island	2	1,183	1,176	131,346	131,486	90.1%	83.9%
South Carolina	5	2,705	2,697	329,760	327,600	91.6%	86.6%
Tennessee	10	5,513	5,450	753,357	743,695	91.5%	84.6%
Texas	30	19,274	19,304	2,285,631	2,287,025	88.1%	86.0%
Utah	8	4,053	4,033	503,791	503,785	90.9%	88.9%
Virginia	28	21,629	21,593	2,303,206	2,302,340	85.2%	84.9%
Washington	5	3,071	3,058	370,983	370,630	88.6%	83.1%
Total Wholly-Owned Stabilized	521	356,553	355,526	38,421,053	38,318,023	89.5%	87.7%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2014 (1)	Number of Units as of March 31, 2013	Net Rentable Square Feet as of March 31, 2014 (2)	Net Rentable Square Feet as of March 31, 2013	Square Foot Occupancy % March 31, 2014	Square Foot Occupancy % March 31, 2013

Joint-Venture Properties
Alabama	2	1,149	1,149	145,231	145,213	92.2%	93.3%
Arizona	7	4,224	4,212	493,071	493,041	90.8%	89.1%
California	72	51,813	51,635	5,321,839	5,325,012	91.7%	90.7%
Colorado	2	1,323	1,320	159,443	158,553	90.6%	91.4%
Connecticut	7	5,297	5,295	611,790	611,615	92.2%	89.2%
Delaware	1	590	589	71,705	71,680	89.3%	92.3%
Florida	19	15,198	15,241	1,533,311	1,529,060	90.0%	88.4%
Georgia	2	1,059	1,060	151,524	151,524	84.8%	84.1%
Illinois	5	3,447	3,399	364,916	362,528	92.7%	91.3%
Indiana	5	2,170	2,169	285,386	284,991	89.8%	92.8%
Kansas	2	840	843	109,695	109,125	85.6%	87.9%
Kentucky	4	2,237	2,289	255,089	269,963	86.7%	89.3%
Maryland	12	9,743	9,650	954,725	952,680	89.8%	89.5%
Massachusetts	13	6,903	6,876	782,680	781,991	91.5%	90.7%
Michigan	8	4,787	4,755	610,718	611,508	91.3%	91.9%
Missouri	1	532	530	61,225	61,225	85.7%	93.4%
Nevada	5	3,047	3,061	326,863	327,198	87.0%	85.0%
New Hampshire	3	1,300	1,309	137,024	137,024	86.4%	90.2%
New Jersey	16	12,950	12,950	1,356,727	1,359,499	90.6%	90.4%
New Mexico	7	3,604	3,610	398,245	394,494	83.8%	81.6%
New York	13	14,173	14,115	1,106,731	1,106,194	91.4%	92.4%
Ohio	8	3,963	3,946	531,412	531,937	89.6%	88.4%
Oregon	1	653	652	64,970	64,970	92.5%	95.4%
Pennsylvania	10	7,964	7,949	803,620	799,865	89.6%	89.3%
Tennessee	17	9,373	9,299	1,241,427	1,213,086	90.7%	86.2%
Texas	17	10,561	10,549	1,387,664	1,388,076	92.2%	89.9%
Virginia	13	9,361	9,335	994,449	992,806	90.5%	89.2%
Washington, DC	1	1,530	1,529	102,017	101,989	91.8%	90.7%
Total Joint-Venture Stabilized	273	189,791	189,316	20,363,497	20,336,847	90.7%	89.7%

Managed Properties
Arizona	3	1,219	1,188	228,847	171,730	85.8%	58.4%
California	59	39,687	39,793	5,262,208	5,270,309	80.4%	74.2%
Colorado	14	7,297	7,281	946,077	943,279	91.6%	92.0%
Connecticut	1	473	482	61,600	61,480	87.9%	80.9%
Florida	32	19,345	19,137	2,349,422	2,319,698	84.4%	78.4%
Georgia	10	5,261	5,264	835,861	832,716	86.4%	81.4%
Hawaii	4	4,097	4,089	234,446	235,454	85.7%	73.1%
Illinois	5	2,929	2,957	318,120	321,326	91.3%	80.7%
Indiana	9	5,034	5,031	618,777	619,357	87.9%	68.0%
Kentucky	1	547	535	67,268	66,868	84.9%	85.2%
Louisiana	1	1,005	1,006	134,835	134,190	80.5%	75.4%
Maryland	10	6,089	5,813	614,972	598,402	86.9%	89.9%
Massachusetts	1	1,099	1,109	108,405	108,605	86.3%	85.8%
Mississippi	2	1,893	1,894	281,823	281,823	82.8%	76.6%
Missouri	2	1,209	1,208	152,141	151,716	89.4%	86.5%
Nevada	3	2,424	2,442	249,185	249,635	76.6%	76.6%
New Jersey	7	4,024	4,049	428,523	425,123	93.4%	79.6%
New Mexico	2	1,120	1,108	131,312	131,837	88.6%	88.2%
North Carolina	10	5,737	5,638	705,240	705,940	87.9%	84.4%
Ohio	7	2,537	2,527	354,544	355,644	89.0%	71.7%
Pennsylvania	15	6,944	6,964	861,372	858,737	86.9%	83.4%
South Carolina	4	2,735	2,738	359,700	359,400	88.4%	86.5%
Tennessee	3	1,514	1,506	206,580	206,465	89.4%	87.3%
Texas	19	9,480	9,428	1,322,852	1,329,195	83.2%	80.5%
Utah	2	1,203	1,224	201,795	202,755	84.8%	81.1%
Virginia	4	2,513	2,517	258,556	258,606	84.0%	77.3%
Washington	1	474	468	56,790	56,590	92.2%	83.9%
Washington, DC	2	1,263	1,263	112,409	112,459	89.2%	86.6%
Puerto Rico	4	2,694	2,733	287,417	287,907	83.0%	80.7%
Total Managed Stabilized	237	141,846	141,392	17,751,077	17,657,246	84.7%	78.9%

Total Stabilized Properties	1,031	688,190	686,234	76,535,627	76,312,116	88.7%	86.2%

(1)             Represents unit count as of March 31, 2014, which may differ from unit count as of March 31, 2013 due to unit conversions or expansions.

(2)             Represents net rentable square feet as of March 31, 2014, which may differ from rentable square feet as of March 31, 2013 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up properties by state as of March 31, 2014 and 2013. The information as of March 31, 2013 is on a pro forma basis as though all the properties owned and/or managed at March 31, 2014 were under our control as of March 31, 2013.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of March 31, 2014 (1)	Number of Units as of March 31, 2013	Net Rentable Square Feet as of March 31, 2014 (2)	Net Rentable Square Feet as of March 31, 2013	Square Foot Occupancy % March 31, 2014	Square Foot Occupancy % March 31, 2013

Wholly-Owned Properties
Arizona	1	614	633	71,355	71,355	79.7%	60.7%
Connecticut	1	1,095	—	90,210	—	0.9%	0.0%
Maryland	1	988	—	102,777	—	44.9%	0.0%
Massachusetts	1	686	684	72,465	72,760	73.1%	65.7%
New York	1	822	822	100,480	100,480	81.2%	63.4%
Texas	1	841	—	93,715	—	19.2%	0.0%
Total Wholly-Owned in Lease-up	6	5,046	2,139	531,002	244,595	48.3%	63.3%

Managed Properties
Colorado	1	482	517	54,992	54,889	82.9%	13.9%
Florida	2	1,192	626	156,187	68,015	60.4%	59.8%
Georgia	2	1,199	594	127,517	74,241	65.9%	70.0%
Illinois	1	675	—	46,599	—	18.0%	0.0%
Maryland	3	2,259	1,822	214,985	170,295	78.6%	54.7%
North Carolina	1	719	349	62,288	31,161	52.6%	25.2%
South Carolina	1	348	—	46,210	—	44.5%	0.0%
Texas	2	1,548	1,549	173,623	171,063	69.2%	53.9%
Utah	1	532	—	65,981	—	0.7%	0.0%
Virginia	1	600	614	54,520	55,545	59.9%	0.0%
Total Managed in Lease-up	15	9,554	6,071	1,002,902	625,209	60.6%	48.2%

Total Lease-up Properties	21	14,600	8,210	1,533,904	869,804	56.4%	52.4%

(1) Represents unit count as of March 31, 2014, which may differ from unit count as of March 31, 2013 due to unit conversions or expansions.

(2) Represents net rentable square feet as of March 31, 2014, which may differ from rentable square feet as of March 31, 2013 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2014 and 2013

Overview

Results for the three months ended March 31, 2014 included the operations of 800 properties (546 of which were consolidated and 254 of which were in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2013, which included the operations of 729 properties (451 of which were consolidated and 278 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Revenues:
Property rental	$132,001	$102,923	$29,078	28.3%
Tenant reinsurance	13,463	10,221	3,242	31.7%
Management fees	6,716	6,178	538	8.7%
Total revenues	$152,180	$119,322	$32,858	27.5%

Property Rental — The increase in property rental revenues for the three months ended March 31, 2014 consisted primarily of an increase of $21,813 associated with acquisitions completed in 2014 and 2013.  We completed 78 property acquisitions in 2013 and closed on 21 property acquisitions during the three months ended March 31, 2014.  In addition, for the three months ended March 31, 2014, an increase of $7,340 resulted from increases in occupancy and rental rates to existing customers at our stabilized properties, compared to the same period in the prior year.  Occupancy at our wholly-owned stabilized properties increased to 89.5% at March 31, 2014, as compared to 87.7% at March 31, 2013.  Average street rates to new tenants increased approximately 1.0% to 1.5% over the same period in the prior year.

Tenant Reinsurance — The increase in tenant reinsurance revenues was primarily due to the increase in the number of properties we owned and/or managed.  At March 31, 2014, we owned and/or managed 1,052 properties compared to 965 at March 31, 2013.  In addition, there was an increase of overall customer participation to 68.7% at March 31, 2014 compared to 67.1% at March 31, 2013.

Management Fees — Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties.  Management fees generally represent 6% of cash collected from properties owned by third parties and unconsolidated joint ventures.  We also earn an asset management fee from the Storage Portfolio I joint venture, equal to 0.50% of the total asset value of the venture, provided certain conditions are met.  At March 31, 2014, we managed 525 properties, compared to 515 properties at March 31, 2013.  The increase in management fee revenues was due to increased revenues at the properties managed.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Expenses:
Property operations	$43,482	$34,437	$9,045	26.3%
Tenant reinsurance	2,567	1,910	657	34.4%
Acquisition related costs	2,056	452	1,604	354.9%
General and administrative	15,302	12,769	2,533	19.8%
Depreciation and amortization	28,375	23,025	5,350	23.2%
Total expenses	$91,782	$72,593	$19,189	26.4%

Property Operations — The increase in property operations expense during the three months ended March 31, 2014 consisted primarily of increases in expenses associated with acquisitions completed in 2014 and 2013.  We completed 78 property acquisitions during 2013 and 21 property acquisitions during the three months ended March 31, 2014.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.  The increase was due to claims resulting from a flood at one property and to the increase in the number of properties we owned and/or managed.  At March 31, 2014, we owned and/or managed 1,052 properties compared to 965 at March 31, 2013.  In addition, there was an increase of overall customer participation to 68.7% at March 31, 2014 compared to 67.1% at March 31, 2013.

Acquisition Related Costs — Acquisition related costs relate to acquisition activities during the periods indicated.  We completed the acquisition of 21 properties during the three months ended March 31, 2014, compared to only two properties during the same period in the prior year.

General and Administrative — General and administrative expenses primarily include all expenses not directly related to our properties, including corporate payroll, travel and professional fees.  These expenses are recognized as incurred. General and administrative expenses for the three months ended March 31, 2014 increased when compared to the same period in the prior year primarily due to the overall cost associated with the management of additional properties. At March 31, 2014, we owned and/or managed 1,052 properties, compared to 965 properties at March 31, 2013.  In addition, we incurred a one-time expense of $938 related to our point of sale system.  We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition of new properties.  We acquired 78 properties during 2013 and 21 properties during the three months ended March 31, 2014.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Other income and expenses:
Interest expense	$(19,598)	$(17,366)	$(2,232)	12.9%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(662)	—	(662)	(100.0)%
Interest income	269	184	85	46.2%
Interest income on note receivable from Preferred Operating Partnership unit holders	1,213	1,213	—	—
Equity in earnings of unconsolidated real estate ventures	2,419	2,623	(204)	(7.8)%
Equity in earnings of unconsolidated real estate ventures - purchase of joint venture partners’ interests	—	2,556	(2,556)	(100.0)%
Income tax expense	(2,830)	(2,008)	(822)	40.9%
Total other expense, net	$(19,189)	$(12,798)	$(6,391)	49.9%

Interest Expense — The increase in interest expense during the three months ended March 31, 2014 was the result of an increase in debt over the same period in the prior year.  The total face value of our debt, including our lines of credit, was $2,121,462 at March 31, 2014 compared to $1,581,144 at March 31, 2013.

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

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders — Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures — Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures.  There were 254 operating properties owned by unconsolidated joint ventures as of March 31, 2014, compared with 278 properties as of March 31, 2013.

Equity in Earnings of Unconsolidated Real Estate Ventures — Purchase of Joint Venture Partners’ Interests — In February 2013, we acquired our partner’s equity interests in two joint ventures that each held one self-storage property.  As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in fair values of our prior interests in the joint ventures from their formations to the acquisition dates.  There were no similar transactions during the three months ended March 31, 2014.

Income Tax Expense — For the three months ended March 31, 2014, the increase in income tax expense primarily related to increased tenant reinsurance income earned by our taxable REIT subsidiary when compared to the same period of the prior year.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change

Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(2,492)	$(1,717)	$(775)	45.1%
Net income allocated to Operating Partnership and other noncontrolling interests	(1,377)	(789)	(588)	74.5%
Total income allocated to noncontrolling interests:	$(3,869)	$(2,506)	$(1,363)	54.4%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — In December 2013, as part of a portfolio acquisition, our Operating Partnership issued 407,996 Series C Convertible Redeemable Preferred Units (“Series C Units”). The Series C Units have a liquidation value of $42.10 per unit. From issuance until the fifth anniversary of issuance, the Series C Units receive distributions at an annual rate of $0.18 plus the then-payable quarterly distribution per OP Unit.

During August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued 1,342,727 Series B Redeemable Preferred Units (“Series B Units”). The Series B Units have a liquidation value of $25.00 per unit and receive distributions at an annual rate of 6%.

For the three months ended March 31, 2014, income allocated to the Preferred Operating Partnership noncontrolling interest equals the distributions paid to the Series B and Series C Unit holders and the fixed distribution paid to the Series A Unit holder, plus approximately 0.8% of the remaining net income after adjustment for these distributions.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of March 31, 2014 and 2013 represents approximately 3.5% and 2.4%, respectively, of net income after adjusting for the distributions paid and net income allocated to the Preferred Operating Partnership unit holders.  Income allocated to other noncontrolling interests represents the income allocated to partners in consolidated joint ventures.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses.  The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets.  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with GAAP, excluding gains or losses on sales of operating properties and impairment write downs of depreciable real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our condensed consolidated financial statements.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Net income attributable to common stockholders	$37,340	$31,425

Adjustments:
Real estate depreciation	23,240	18,921
Amortization of intangibles	3,726	2,869
Unconsolidated joint venture real estate depreciation and amortization	1,106	1,494
Unconsolidated joint venture purchase of partners’ interests	—	(2,556)
Distributions paid on Series A Preferred Operating Partnership units	(1,438)	(1,438)
Income allocated to Operating Partnership noncontrolling interests	3,869	2,494

Funds from operations	$67,843	$53,209

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

	For the Three Months Ended March 31,		Percent
	2014	2013	Change
Same-store rental and tenant reinsurance revenues	$115,005	$106,604	7.9%
Same-store operating and tenant reinsurance expenses	36,042	34,416	4.7%
Same-store net operating income	$78,963	$72,188	9.4%

Non same-store rental and tenant reinsurance revenues	$30,459	$6,540	365.7%
Non same-store operating and tenant reinsurance expenses	$10,007	$1,931	418.2%

Total rental and tenant reinsurance revenues	$145,464	$113,144	28.6%
Total operating and tenant reinsurance expenses	$46,049	$36,347	26.7%

Same-store square foot occupancy as of quarter end	90.4%	88.4%

Properties included in same-store	443	443

The increases in same-store rental revenues for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, were due primarily to an increase in occupancy of 2.0%, lower discounts to new customers and higher rental rates for both new and existing customers.  Average street rates to new tenants for the three months ended March 31, 2014 increased approximately 1% to 1.5% compared to the same period in the prior year.  The increase in same-store operating expenses was primarily due to higher snow removal and utility expenses due to the severe weather experienced in the Midwest and Eastern United States during the three months ended March 31, 2014.

CASH FLOWS

Cash flows provided by operating activities were $64,572 and $51,116, respectively, for the three months ended March 31, 2014 and 2013. The increase compared to the same period of the prior year primarily related to increases in net income of $7,278, and depreciation and amortization of $5,350.

Cash used in investing activities was $256,608 and $23,345, respectively, for the three months ended March 31, 2014 and 2013.  The increase related primarily to an increase in acquisition activities of $238,005, which related to the purchase of 21 properties during the three months ended March 31, 2014 compared to the purchase of two properties in the same period of the prior year.

Cash provided by financing activities was $112,328 for the three months ended March 31, 2014, compared to cash used by financing activities of $22,981 for the three months ended March 31, 2013.  The increase related primarily to the addition of $209,381 of new debt over the same period in the prior year, offset by an increase in the amount of principal payments on notes payable and lines of credit of $52,969 and an increase in the amount of dividends paid to common stockholders of $18,617.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had $47,015 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2013 and the first three months of 2014, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the periods indicated.  All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of March 31, 2014
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$—	$75,000	2.05%	2/13/2009	5/13/2014	LIBOR plus 1.90%	(1)
Credit Line 2	—	85,000	2.05%	6/4/2010	6/3/2016	LIBOR plus 1.90%	(2)
Credit Line 3	17,000	50,000	1.90%	11/16/2010	2/16/2017	LIBOR plus 1.75%	(3)
Credit Line 4	70,000	80,000	1.85%	4/29/2011	11/18/2016	LIBOR plus 1.70%	(3)
	$87,000	$290,000

(1) Option to extend maturity to February 13, 2015

(2) One two-year extension available

(3) Two one-year extensions available

As of March 31, 2014, we had $2,121,462 face value of debt, resulting in a debt to total market capitalization ratio of 26.4%.  As of March 31, 2014, the ratio of total fixed-rate debt and other instruments to total debt was 74.2% (including $817,768 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2014 was 3.6%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2014.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness, out of our operating cash flow, cash on hand and borrowings under our lines of credit. In addition, we are pursuing additional term loans secured by unencumbered properties.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on future payments due by period as of March 31, 2014:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$69,478	$8,031	$9,790	$5,716	$45,941
Notes payable, notes payable to trusts and lines of credit
Interest	388,976	75,424	120,048	69,721	123,783
Principal	2,121,462	41,744	652,755	719,855	707,108
Total contractual obligations	$2,579,916	$125,199	$782,593	$795,292	$876,832

The operating leases above include minimum future lease payments on leases for 18 of our operating properties as well as leases of our corporate offices.  Two ground leases include additional contingent rental payments based on the level of revenue achieved at the property.

As of March 31, 2014, the weighted average interest rate for all fixed-rate loans was 4.1%, and the weighted-average interest rate for all variable-rate loans was 2.0%.

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

Amounts in thousands, except property and share data, unless otherwise stated

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

As of March 31, 2014, we had approximately $2,121,462 in total face value of debt, of which approximately $546,350 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $5,072 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2014		December 31, 2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holders	$100,497	$100,000	$103,491	$100,000
Fixed rate notes payable and notes payable to trusts	$1,334,941	$1,325,113	$1,365,290	$1,368,885
Exchangeable senior notes	$262,343	$250,000	$251,103	$250,000

The fair value of our note receivable from Preferred Operating Partnership unit holders was based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality.  The fair values of our fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.  The fair value of our exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

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

We have a disclosure committee that is responsible to ensure that all disclosures we make to our security holders or to the investment community will be accurate and complete and fairly present our financial condition and results of operations in all material respects, and are made on a timely basis as required by applicable laws, regulations and stock exchange requirements.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Letter Agreement, dated as of November 22, 2013, amending the Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space, and the Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 8, 2014	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)