Form 10-Q
period 2014-06-30
Extra Space Storage Inc.
filed 2014-08-07
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2014, was 116,018,391.

EXTRA SPACE STORAGE INC.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information presented in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates” or “intends,” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

•                  economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•                  difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2014	December 31, 2013
	(Unaudited)

Assets:
Real estate assets, net	$3,941,042	$3,636,544

Investments in unconsolidated real estate ventures	86,794	88,125
Cash and cash equivalents	53,945	126,723
Restricted cash	20,651	21,451
Receivables from related parties and affiliated real estate joint ventures	12,640	7,542
Other assets, net	93,818	96,755
Total assets	$4,208,890	$3,977,140

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,794,049	$1,588,596
Premium on notes payable	4,775	4,948
Exchangeable senior notes	250,000	250,000
Discount on exchangeable senior notes	(14,787)	(16,487)
Notes payable to trusts	119,590	119,590
Lines of credit	10,000	—
Accounts payable and accrued expenses	65,539	60,601
Other liabilities	49,016	37,997
Total liabilities	2,278,182	2,045,245

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,017,391 and 115,755,527 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,160	1,157
Paid-in capital	1,981,186	1,973,159
Accumulated other comprehensive income	2,073	10,156
Accumulated deficit	(247,871)	(226,002)
Total Extra Space Storage Inc. stockholders’ equity	1,736,548	1,758,470
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	102,799	80,947
Noncontrolling interests in Operating Partnership	90,332	91,453
Other noncontrolling interests	1,029	1,025
Total noncontrolling interests and equity	1,930,708	1,931,895
Total liabilities, noncontrolling interests and equity	$4,208,890	$3,977,140

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Property rental	$138,778	$107,340	$270,779	$210,263
Tenant reinsurance	14,508	12,110	27,971	22,331
Management fees	6,954	6,796	13,670	12,974
Total revenues	160,240	126,246	312,420	245,568

Expenses:
Property operations	42,294	33,462	85,776	67,899
Tenant reinsurance	2,636	2,202	5,203	4,112
Acquisition related costs	1,393	683	3,449	1,135
General and administrative	14,985	13,739	30,287	26,508
Depreciation and amortization	28,271	22,785	56,646	45,810
Total expenses	89,579	72,871	181,361	145,464

Income from operations	70,661	53,375	131,059	100,104

Gain (loss) on sale of real estate and earnout from prior acquisition	(7,785)	800	(7,785)	800
Interest expense	(20,658)	(18,362)	(40,256)	(35,728)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(663)	(113)	(1,325)	(113)
Interest income	712	133	981	317
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	2,425	2,425
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	43,479	37,045	85,099	67,805

Equity in earnings of unconsolidated real estate ventures	2,604	2,914	5,023	5,537
Equity in earnings of unconsolidated real estate ventures - purchase of joint venture partners’ interests	3,438	—	3,438	2,556
Income tax expense	(3,513)	(2,858)	(6,343)	(4,866)
Net income	46,008	37,101	87,217	71,032
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,812)	(1,745)	(5,304)	(3,462)
Net income allocated to Operating Partnership and other noncontrolling interests	(1,531)	(890)	(2,908)	(1,679)
Net income attributable to common stockholders	$41,665	$34,466	$79,005	$65,891

Earnings per common share
Basic	$0.36	$0.31	$0.68	$0.59
Diluted	$0.36	$0.31	$0.68	$0.59

Weighted average number of shares
Basic	115,653,489	110,731,153	115,546,341	110,523,974
Diluted	121,254,222	113,962,981	121,161,292	114,247,520

Cash dividends paid per common share	$0.47	$0.40	$0.87	$0.65

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$46,008	$37,101	$87,217	$71,032

Other comprehensive income (loss):
Change in fair value of interest rate swaps	(5,701)	18,469	(8,448)	20,040
Total comprehensive income	40,307	55,570	78,769	91,072
Less: comprehensive income attributable to noncontrolling interests	4,097	3,237	7,847	5,800
Comprehensive income attributable to common stockholders	$36,210	$52,333	$70,922	$85,272

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Noncontrolling Interests and Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests					Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership			Operating					Accumulated Other Comprehensive	Accumulated	Total Noncontrolling Interests and
	Series A	Series B	Series C	Partnership	Other	Shares	Par Value	Paid-in Captial	Income	Deficit	Equity

Balances at December 31, 2013	$30,202	$33,568	$17,177	$91,453	$1,025	115,755,527	$1,157	$1,973,159	$10,156	$(226,002)	$1,931,895

Issuance of common stock upon the exercise of options	—	—	—	—	—	169,940	2	2,549	—	—	2,551
Restricted stock grants issued	—	—	—	—	—	105,570	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	(13,646)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	2,799	—	—	2,799
Issuance of Operating Partnership units in conjunction with portfolio acquisition	—	8,334	13,783	—	—	—	—	—	—	—	22,117
Net income	3,539	1,129	636	2,904	4	—	—	—	—	79,005	87,217
Other comprehensive income	(68)	—	—	(297)	—	—	—	—	(8,083)	—	(8,448)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	2,679	—	—	2,679
Distributions to Operating Partnership units held by noncontrolling interests	(3,736)	(1,129)	(636)	(3,728)	—	—	—	—	—	—	(9,229)
Dividends paid on common stock at $0.87 per share	—	—	—	—	—	—	—	—	—	(100,874)	(100,874)

Balances at June 30, 2014	$29,937	$41,902	$30,960	$90,332	$1,029	116,017,391	$1,160	$1,981,186	$2,073	$(247,871)	$1,930,708

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$87,217	$71,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,646	45,810
Amortization of deferred financing costs	3,236	3,035
Loss on earnout related to prior acquisition	7,785	—
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	1,325	113
Non-cash interest benefit related to amortization of premium on notes payable	(1,585)	(773)
Compensation expense related to stock-based awards	2,799	2,585
Gain on purchase of joint venture partners’ interests	(3,438)	(2,556)
Distributions from unconsolidated real estate ventures in excess of earnings	3,427	1,924
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(791)	5,561
Other assets	3,773	1,948
Accounts payable and accrued expenses	4,938	(5,317)
Other liabilities	2,427	3,189
Net cash provided by operating activities	167,759	126,551

Cash flows from investing activities:
Acquisition of real estate assets	(296,920)	(59,704)
Development and redevelopment of real estate assets	(5,958)	(2,332)
Proceeds from sale of real estate assets	—	929
Investments in unconsolidated real estate ventures	—	(955)
Change in restricted cash	800	(3,526)
Purchase of notes receivable	(9,028)	—
Purchase of equipment and fixtures	(2,336)	(1,478)
Net cash used in investing activities	(313,442)	(67,066)

Cash flows from financing activities:
Net proceeds from the issuance of exchangeable senior notes	—	246,250
Proceeds from notes payable and lines of credit	421,957	267,960
Principal payments on notes payable and lines of credit	(238,283)	(319,790)
Deferred financing costs	(3,217)	(5,658)
Redemption of Operating Partnership units held by noncontrolling interest	—	(41)
Net proceeds from exercise of stock options	2,551	5,552
Dividends paid on common stock	(100,874)	(72,218)
Distributions to noncontrolling interests	(9,229)	(5,393)
Net cash provided by financing activities	72,905	116,662
Net (decrease) increase in cash and cash equivalents	(72,778)	176,147
Cash and cash equivalents, beginning of the period	126,723	30,785
Cash and cash equivalents, end of the period	$53,945	$206,932

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Supplemental schedule of cash flow information
Interest paid	$33,859	$32,548
Income taxes paid	3,050	1,198

Supplemental schedule of noncash investing and financing activities:
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$2,679	$3,426
Paid-in capital	(2,679)	(3,426)
Acquisitions of real estate assets
Real estate assets, net	$55,308	$15,503
Notes payable assumed	(33,190)	(7,122)
Operating Partnership units issued	(22,118)	(6,130)
Receivables from related parties and affiliated real estate joint ventures	—	(2,251)

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

The Company invests in self-storage facilities by acquiring wholly-owned facilities or by acquiring an equity interest in real estate entities.  At June 30, 2014, the Company had direct and indirect equity interests in 807 operating storage facilities.  In addition, the Company managed 264 properties for third parties, bringing the total number of operating properties which it owns and/or manages to 1,071.  These properties are located in 35 states, Washington, D.C. and Puerto Rico.

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

2.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Certain amounts in the Company’s 2013 consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation.  Such reclassifications did not impact previously reported net income or accumulated deficit.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards.  ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2014, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$4,691	$—	$4,691	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(3,194)	$—	$(3,194)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2014.  The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2014 or December 31, 2013.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2014		December 31, 2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holders	$102,045	$100,000	$103,491	$100,000
Fixed rate notes payable and notes payable to trusts	$1,379,655	$1,351,136	$1,365,290	$1,368,885
Exchangeable senior notes	$269,525	$250,000	$251,103	$250,000

4.              EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method.  Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series C Convertible Redeemable Preferred Units (“Series C Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included.  For the three months ended June 30, 2014 and 2013, options to purchase approximately 33,059 and 52,471 shares of common stock, respectively, and for the six months ended June 30, 2014 and

2013, options to purchase approximately 25,068 and 39,171 shares of common stock, respectively, were excluded from the computation of earnings per common share as their effect would have been anti-dilutive.

The Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes”) issued and outstanding as of June 30, 2014.  The Notes could potentially have a dilutive effect on the Company’s earnings per common share calculations.  The Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes.  The exchange price of the Notes was $55.62 per share as of June 30, 2014, and could change over time as described in the indenture.  The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.  Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per common share computation.  For the three and six months ended June 30, 2014, no shares related to the Notes were included in the computation for diluted earnings per common share as the per share price of the Company’s common stock during this period did not exceed the exchange price.

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

For the purposes of computing the diluted impact on earnings per common share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has the ability to settle the redemption in shares, the Company divided the total weighted value of the Series B Units outstanding as of June 30, 2014 of $37,666 by the average closing price of the Company’s common stock for the six months ended June 30, 2014 of $48.99 per share.   The resulting 768,853 shares were excluded from the computation of earnings per common share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact on earnings per common share of the potential exchange of Series C Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has the ability to settle the redemption in shares, the Company divided the total weighted value of the Series C Units outstanding as of June 30, 2014 of $21,255 by the average closing price of the Company’s common stock for the six months ended June 30, 2014 of $48.99 per share.  The resulting 433,854 shares were excluded from the computation of earnings per common share as their effect would have been anti-dilutive.

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to common stockholders	$41,665	$34,466	$79,005	$65,891
Earnings and dividends allocated to participating securities	(125)	(146)	(242)	(246)
Earnings for basic computations	41,540	34,320	78,763	65,645

Earnings and dividends allocated to participating securities	—	—	—	246
Add: Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	3,315	2,624	6,443	5,118
Subtract: Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(1,437)	(1,438)	(2,875)	(2,875)
Net income for diluted computations	$43,418	$35,506	$82,331	$68,134

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	115,653,489	110,731,153	115,546,341	110,523,974
Series A Units	989,980	—	989,980	—
Common OP Units	4,334,118	2,898,510	4,334,118	2,898,510
Unvested restricted stock awards included for treasury stock method	—	—	—	450,530
Dilutive stock options	276,635	333,318	290,853	374,506
Average number of common shares outstanding - diluted	121,254,222	113,962,981	121,161,292	114,247,520

Earnings per common share
Basic	$0.36	$0.31	$0.68	$0.59
Diluted	$0.36	$0.31	$0.68	$0.59

5.              PROPERTY ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating properties for the six months ended June 30, 2014, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid								Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non-cash gain	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed	Notes
Virginia	17	1/7/2014	$200,588	$200,525	$—	$—	$—	$63	$—	—	$53,878	$142,840	$2,973	$897
Texas	1	2/5/2014	14,191	14,152	—	—	—	39	—	—	1,767	12,368	38	18
California	1	3/4/2014	7,000	6,974	—	—	—	26	—	—	2,150	4,734	113	3	(1)
Connecticut	1	3/17/2014	15,138	15,169	—	—	—	(31)	—	—	1,072	14,028	—	38
Alabama	1	3/20/2014	13,813	13,752	—	—	—	61	—	—	2,381	11,224	200	8
Georgia	1	4/3/2014	23,649	15,158	—	—	—	157	8,334	333,360	2,961	19,819	242	627
Florida	1	4/15/2014	10,186	10,077	—	—	—	109	—	—	1,640	8,358	149	39
California	3	4/25/2014	35,275	2,726	19,111	3,438	129	(580)	10,451	226,285	6,853	27,666	579	177	(2)
Washington	1	4/30/2014	4,388	4,388	—	—	—	—	—	—	437	3,808	102	41
California	1	5/28/2014	17,614	294	14,079	—	—	(92)	3,333	69,735	4,707	12,604	265	38
North Carolina	1	6/18/2014	7,310	7,307	—	—	—	3	—	—	2,940	4,265	93	12

2014 Totals	29		$349,152	$290,522	$33,190	$3,438	$129	$(245)	$22,118	629,380	$80,786	$261,714	$4,754	$1,898

(1) This property was owned by Spencer F. Kirk, the Company’s Chief Executive Officer, and Kenneth M. Woolley, the Company’s Executive Chairman.  The Company acquired the building on March 4, 2014.  In a separate transaction on March 5, 2014, the Company acquired the land for $2,150 from a third party unrelated to the Company’s executives and terminated the existing ground lease.

(2) The Company previously held an equity interest in one of three properties acquired.  The Company acquired its joint venture partner’s 60% interest in an existing joint venture which held the one property in California, resulting in full ownership by the Company.  Prior to the acquisition date, the Company accounted for its 40% interest in this joint venture as an equity method investment.  The total acquisition date fair value of the previous equity interest was approximately $3,567 and is included as consideration transferred.  The Company recognized a non-cash gain of $3,438 as a result of re-measuring its prior equity interest in this joint venture held before the acquisition.  The three properties were acquired in exchange for approximately $2,726 of cash and 226,285 Series C Units valued at $10,451.

6.              GAIN (LOSS) ON SALE OF REAL ESTATE AND EARNOUT FROM PRIOR ACQUISITION

During 2012, the Company acquired a portfolio of ten self-storage properties located in New York and New Jersey.  As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the properties acquired exceeded a specified amount of net rental income after two years.  At the time of acquisition, the Company believed that it was unlikely that any significant payment would be made as a result of this earnout provision.  The rental income of the properties has been higher than expected, resulting in a payment due to the sellers of $7,785. This amount is included in “Gain (loss) on sale of real estate and earnout from prior acquisition” on the Company’s condensed consolidated statements of operations.

In June 2013, the Company recorded a gain of $800 due to the condemnation of a portion of land at one self-storage property in California that resulted from eminent domain.

7.              VARIABLE INTERESTS

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

The VIE JV owns a single self-storage property. This joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partner and (2) amounts payable to the Company. The amounts payable to the Company consist of expenses paid on behalf of the joint venture by the Company as manager and mortgage notes payable to the Company. The Company performs management services for the VIE JV in exchange for a management fee of approximately 6% of cash collected by the property. The Company completed the purchase of the VIE JV’s mortgage loan on April 3, 2014.  Except as disclosed, the Company has not provided financial or other support during the periods presented to the VIE JV that it was not previously contractually obligated to provide.

The Company’s maximum exposure to loss for this joint venture as of June 30, 2014 is the total of the amounts payable to the Company and the Company’s investment balance in the joint venture. The Company believes that the risk of incurring a material loss as a result of its investment in the property is unlikely and, therefore, no liability has been recorded. Also, repossessing and/or selling the self-storage facility and land that collateralize the amounts payable to the Company could provide funds sufficient to reimburse the Company.

The following table compares the liability balance and the maximum exposure to loss related to the Company’s VIE JV as of June 30, 2014:

			Amounts	Maximum
	Liability	Investment	Payable to the	Exposure
	Balance	Balance	Company	to Loss	Difference
Extra Space of Sacramento One LLC	$—	$(1,203)	$10,819	$9,616	$(9,616)

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

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of June 30, 2014:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the six months ended June 30, 2014.

8.              DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposure that arises from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests.  During the three and six months ended June 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table summarizes the terms of the Company’s 22 derivative financial instruments as of June 30, 2014:

Hedge Product	Current Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,718 - $95,372	2.79% - 6.32%	7/1/2009 - 1/1/2014	7/1/2014 - 4/1/2021

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	June 30, 2014		December 31, 2013
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments:	Location	Value	Location	Value
Swap Agreements	Other assets	$4,691	Other assets	$13,630
Swap Agreements	Other liabilities	$(3,194)	Other liabilities	$(3,684)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Classification of	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Type	Income (Expense)	2014	2013	2014	2013
Swap Agreements	Interest expense	$(2,317)	$(2,129)	$(4,610)	$(4,282)

	Gain (loss) recognized in OCI	Location of amounts	Gain (loss) reclassified from OCI
Type	June 30, 2014	reclassified from OCI into income	For the Six Months Ended June 30, 2014
Swap Agreements	$(12,924)	Interest expense	$(4,610)

	Gain (loss) recognized in OCI	Location of amounts	Gain (loss) reclassified from OCI
Type	June 30, 2013	reclassified from OCI into income	For the Six Months Ended June 30, 2013
Swap Agreements	$15,222	Interest expense	$(4,282)

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

As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $3,194. As of June 30, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $3,533.

9.              EXCHANGEABLE SENIOR NOTES

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750.  Costs incurred to issue the Notes were approximately $1,672.  These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets.  The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company.  Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033.  The Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option.  The exchange rate of the Notes as of June 30, 2014 is approximately 17.98 shares of the Company’s common stock per $1,000 principal amount of the Notes.

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

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount for the Notes was as follows for the periods indicated:

	June 30, 2014	December 31, 2013
Carrying amount of equity component	$(14,496)	$(14,496)

Principal amount of liability component	$250,000	$250,000
Unamortized discount - equity component	(11,806)	(13,131)
Unamortized cash discount	(2,981)	(3,356)
Net carrying amount of liability component	$235,213	$233,513

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Contractual interest	$1,484	$146	$2,968	$146
Amortization of discount	663	113	1,325	113
Total interest expense recognized	$2,147	$259	$4,293	$259

10.       NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

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

Series B Redeemable Preferred Units

On April 3, 2014, the Operating Partnership completed the purchase of a self-storage facility located in Georgia.  This property was acquired in exchange for $15,158 of cash and 333,360 Series B Units valued at $8,334.

On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 self-storage facilities affiliated with All Aboard Mini Storage, all of which are located in California.  On September 26, 2013, the Operating Partnership completed the purchase of the remaining facility.  These properties were acquired in exchange for $100,876 of cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,568, and 1,448,108 OP Units valued at $62,341.

The Partnership Agreement provides for the designation and issuance of the Series B Units.  The Series B Units rank junior to the Series A Units, on parity with the Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $41,902.  Holders of the Series B Units receive distributions at an annual rate of 6%.  These distributions are cumulative and accrue each quarter regardless of the declaration of dividends or distributions. The Series B Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Convertible Redeemable Preferred Units

On November 19, 2013, the Company entered into Contribution Agreements with various entities affiliated with Grupe Properties Co. Inc. (“Grupe”), under which the Company agreed to acquire 12 self-storage facilities, all of which are located in California.  The Company completed the purchase of these self-storage facilities between December 2013 and May 2014. The Company previously held 35% interests in five of these properties and a 40% interest in one property through six separate joint ventures with Grupe. These properties were acquired in exchange for a total of approximately $45,722 of cash, the assumption of $37,532 in existing debt, and the issuance of 704,016 Series C Units valued at $30,960.

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units rank junior to the Series A Units, on parity with the Series B Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series C Units have a liquidation value of $42.10 per unit for a fixed liquidation value of $29,639. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution per OP Unit plus $0.18.  Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance, divided by four. These distributions are cumulative. The Series C Units will become redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units will also become convertible into OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.

11.       NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.8% ownership interest in the Operating Partnership as of June 30, 2014. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 6.2% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement.  The ten-day average closing stock price at June 30, 2014 was $53.45 and there were 4,334,118 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2014 and the Company elected to pay the OP Unit holders cash, the Company would have paid $231,659 in cash consideration to redeem the units.

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

12.       OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in two consolidated joint ventures as of June 30, 2014.  One of these consolidated joint ventures owns one property which was under construction at June 30, 2014.  The second consolidated joint venture owns 19 operating properties.  The ownership interests of the third-party owners range from 1.0% to 3.3%.  Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets.  The income or losses attributable to these third-party owners based on their ownership percentages are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations.

In February 2013, the Company purchased one of its joint venture partner’s 1.7% capital interest and 17% profit interest in one of these consolidated joint ventures for $200.  As a result, the Company’s capital interest percentage in this joint venture increased from 95.0% to 96.7%.  Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction.  The carrying amount of the noncontrolling interest was reduced to reflect the purchase and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

In May 2013, the Company purchased one of its joint venture partner’s 27.7% capital interest and 35.0% profit interest in a previously unconsolidated joint venture for $950. The partner’s interest was reported in other noncontrolling interests prior to the purchase. As a result of the acquisition, the property became wholly-owned by the Company. Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

13.       EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES — PURCHASE OF JOINT VENTURE PARTNERS’ INTERESTS

On April 25, 2014, as part of the Grupe acquisition, the Company acquired its joint venture partner’s 60% equity interest in Savi-Ranch SPC, LLC, which owned one self storage property located in California, resulting in full ownership by the Company.  Prior to the acquisition, the Company accounted for its 40% interest in this joint venture as an equity-method investment.  The total acquisition-date fair value of the previous equity interest was approximately $3,567, and is included as consideration transferred.  The Company recognized a non-cash gain of $3,438 as a result of re-measuring its prior equity interest in this joint venture held before the acquisition.  This property was acquired in exchange for approximately $1,785 of cash and 101,929 Series C Units valued at $4,291.

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

14.       SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned properties are eliminated in consolidation.  Financial information for the Company’s business segments is presented below:

	June 30, 2014	December 31, 2013
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$86,794	$88,125

Total assets
Rental operations	$3,954,126	$3,641,746
Tenant reinsurance	29,359	34,393
Property management, acquisition and development	225,405	301,001
	$4,208,890	$3,977,140

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Statement of Operations
Total revenues
Rental operations	$138,778	$107,340	$270,779	$210,263
Tenant reinsurance	14,508	12,110	27,971	22,331
Property management, acquisition and development	6,954	6,796	13,670	12,974
	160,240	126,246	312,420	245,568

Operating expenses, including depreciation and amortization
Rental operations	68,620	54,904	138,562	110,872
Tenant reinsurance	2,636	2,202	5,203	4,112
Property management, acquisition and development	18,323	15,765	37,596	30,480
	89,579	72,871	181,361	145,464

Income (loss) from operations
Rental operations	70,158	52,436	132,217	99,391
Tenant reinsurance	11,872	9,908	22,768	18,219
Property management, acquisition and development	(11,369)	(8,969)	(23,926)	(17,506)
	70,661	53,375	131,059	100,104

Gain (loss) on sale of real estate and earnout from prior acquisition
Property management, acquisition and development	(7,785)	800	(7,785)	800

Interest expense
Rental operations	(20,348)	(18,069)	(39,658)	(35,049)
Property management, acquisition and development	(310)	(293)	(598)	(679)
	(20,658)	(18,362)	(40,256)	(35,728)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Rental operations	(663)	(113)	(1,325)	(113)

Interest income
Tenant reinsurance	4	4	8	8
Property management, acquisition and development	708	129	973	309
	712	133	981	317

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,212	1,212	2,425	2,425

Equity in earnings of unconsolidated real estate ventures
Rental operations	2,604	2,914	5,023	5,537

Equity in earnings of unconsolidated real estate ventures - gain on purchase of joint venture partners’ interests
Rental operations	3,438	—	3,438	2,556

Income tax expense
Rental operations	601	3,838	2,020	4,847
Tenant reinsurance	(3,856)	(6,379)	(7,671)	(9,245)
Property management, acquisition and development	(258)	(317)	(692)	(468)
	(3,513)	(2,858)	(6,343)	(4,866)

Net income (loss)
Rental operations	55,790	41,006	101,715	77,169
Tenant reinsurance	8,020	3,533	15,105	8,982
Property management, acquisition and development	(17,802)	(7,438)	(29,603)	(15,119)
	$46,008	$37,101	$87,217	$71,032

Depreciation and amortization expense
Rental operations	$26,326	$21,442	$52,786	$42,973
Property management, acquisition and development	1,945	1,343	3,860	2,837
	$28,271	$22,785	$56,646	$45,810

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(40,161)	$(40,950)	$(296,920)	$(59,704)
Development and redevelopment of real estate assets
Property management, acquisition and development	$(3,138)	$(1,542)	$(5,958)	$(2,332)

15.       COMMITMENTS AND CONTINGENCIES

As of June 30, 2014, the Company was not involved in any material litigation nor, to its knowledge, was any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

16.       SUBSEQUENT EVENTS

On August 6, 2014 the Company purchased a single property located in Georgia for $11,150.

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

We derive substantially all of our revenues from rents received from tenants under leases at each of our wholly-owned self-storage properties; from management fees on the properties we manage for joint venture partners and unaffiliated third parties; and from our tenant reinsurance program.  Our management fee is generally equal to approximately 6% of cash collected from the managed properties.  We also receive an asset management fee of 0.5% of the total asset value from one of our joint ventures.

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

PROPERTIES

As of June 30, 2014, we owned, had ownership interests in, or managed 1,071 properties in 35 states, Washington, D.C. and Puerto Rico.  Of these 1,071 properties, we owned 535 properties, we held joint venture interests in 272 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 264 properties that are owned by third parties.  These operating properties contain approximately 79.0 million square feet of rentable space in approximately 715,000 units.

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

As of June 30, 2014, approximately 625,000 tenants were leasing storage units at the 1,071 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit.  Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends.  Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of June 30, 2014, the average length of stay was approximately 12.8 months for tenants that vacated during the preceding 12 month period.

The average annual rent per square foot for our existing customers at stabilized properties, net of discounts and bad debt, was $14.26 for the three months ended June 30, 2014, compared to $13.67 for the same period ended June 30, 2013.  Average annual rent per square foot for new leases was $15.02 for the three months ended June 30, 2014, compared to $14.39 for the same period ended June 30, 2013.  The average discounts, as a percentage of rental revenues, during these periods were 3.9% and 4.9%, respectively.

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

The following table presents additional information regarding the occupancy of our stabilized properties by state as of June 30, 2014 and 2013. The information as of June 30, 2013 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2014 were under our control as of June 30, 2013.

Stabilized Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2014 (1)	Number of Units as of June 30, 2013	Net Rentable Square Feet as of June 30, 2014 (2)	Net Rentable Square Feet as of June 30, 2013	Square Foot Occupancy % June 30, 2014	Square Foot Occupancy % June 30, 2013

Wholly-Owned Properties
Alabama	5	2,889	2,887	343,162	343,342	89.9%	88.9%
Arizona	11	6,934	6,948	814,810	815,673	89.8%	89.6%
California	121	90,062	89,694	9,363,735	9,355,939	91.6%	88.9%
Colorado	11	5,362	5,287	658,216	655,295	94.2%	94.7%
Connecticut	5	3,122	3,132	299,970	300,040	93.4%	92.9%
Florida	53	36,894	37,025	4,004,821	3,995,007	91.3%	88.7%
Georgia	21	12,344	12,270	1,568,657	1,564,788	88.4%	87.7%
Hawaii	5	5,623	6,087	335,465	345,082	90.2%	79.0%
Illinois	18	12,195	12,053	1,267,517	1,254,932	93.4%	93.9%
Indiana	9	4,722	4,706	554,558	552,843	93.2%	90.6%
Kansas	1	506	504	50,360	50,360	93.0%	93.1%
Kentucky	4	2,162	2,153	254,141	254,015	93.5%	92.9%
Louisiana	2	1,409	1,413	150,065	150,015	94.0%	92.7%
Maryland	23	17,272	17,192	1,818,067	1,820,797	93.7%	92.2%
Massachusetts	35	21,373	21,318	2,174,836	2,174,459	93.6%	94.6%
Michigan	3	1,799	1,789	254,064	254,432	93.3%	92.8%
Missouri	6	3,217	3,154	385,226	372,687	93.7%	91.2%
Nevada	5	3,201	3,195	548,124	546,699	86.3%	84.5%
New Hampshire	2	1,010	1,003	125,748	125,773	93.2%	91.0%
New Jersey	45	35,406	35,356	3,433,596	3,420,819	94.3%	93.5%
New Mexico	3	1,569	1,575	217,644	216,154	86.1%	87.8%
New York	19	16,798	16,472	1,358,998	1,350,321	91.7%	90.9%
North Carolina	2	1,282	909	127,361	96,446	81.9%	89.5%
Ohio	19	10,341	10,256	1,361,613	1,351,210	91.9%	91.4%
Oregon	3	2,150	2,143	250,530	250,410	95.5%	94.2%
Pennsylvania	9	5,728	5,696	649,160	648,205	91.5%	92.0%
Rhode Island	2	1,184	1,174	131,396	131,391	92.5%	89.4%
South Carolina	5	2,718	2,699	329,635	327,880	93.6%	91.3%
Tennessee	10	5,525	5,449	753,703	744,710	94.5%	89.3%
Texas	30	19,301	19,310	2,284,626	2,288,268	90.7%	89.7%
Utah	8	4,245	4,050	523,006	504,946	90.5%	92.9%
Virginia	28	21,580	21,605	2,304,173	2,302,312	85.5%	85.4%
Washington	6	3,560	3,536	427,603	427,373	91.2%	83.9%
Total Wholly-Owned Stabilized	529	363,483	362,040	39,124,586	38,992,623	91.6%	90.1%

Joint-Venture Properties
Alabama	2	1,150	1,150	145,231	145,213	91.2%	94.4%
Arizona	7	4,235	4,219	492,918	492,841	89.9%	87.6%
California	71	50,996	50,793	5,256,815	5,254,792	93.3%	92.0%
Colorado	2	1,324	1,321	159,703	158,653	95.1%	96.6%
Connecticut	7	5,297	5,295	611,790	611,790	93.3%	91.1%
Delaware	1	590	589	71,705	71,730	92.6%	91.7%
Florida	19	15,234	15,153	1,532,987	1,520,903	91.4%	89.4%
Georgia	2	1,063	1,057	151,724	151,479	89.6%	85.7%
Illinois	5	3,454	3,442	365,083	365,283	95.8%	94.7%
Indiana	5	2,189	2,170	286,498	284,976	91.5%	93.5%
Kansas	2	844	842	109,695	109,485	91.8%	84.6%
Kentucky	4	2,262	2,220	257,199	258,645	88.7%	91.2%
Maryland	12	9,760	9,677	955,170	953,970	93.0%	93.3%
Massachusetts	13	6,905	6,886	783,655	782,236	92.7%	93.9%
Michigan	8	4,803	4,773	612,523	612,417	93.1%	93.0%
Missouri	1	533	531	61,225	61,225	95.1%	95.7%
Nevada	5	3,035	3,053	327,013	327,148	87.6%	86.6%
New Hampshire	3	1,301	1,306	137,504	136,724	82.8%	90.2%
New Jersey	16	12,960	12,945	1,385,979	1,358,342	92.9%	91.3%
New Mexico	7	3,603	3,605	398,245	398,350	90.2%	84.9%
New York	13	14,168	14,110	1,106,431	1,105,422	92.6%	93.5%
Ohio	8	3,971	3,954	531,412	531,312	92.2%	92.4%
Oregon	1	653	652	64,970	64,970	95.0%	96.0%
Pennsylvania	10	7,965	7,954	804,466	800,450	93.5%	93.5%
Tennessee	17	9,406	9,329	1,240,917	1,223,661	94.2%	90.2%
Texas	17	10,579	10,565	1,387,680	1,389,671	94.2%	93.4%
Virginia	13	9,364	9,348	994,409	994,226	92.6%	93.3%
Washington, DC	1	1,530	1,530	102,017	102,017	93.3%	94.9%
Total Joint-Venture Stabilized	272	189,174	188,469	20,334,964	20,267,931	92.7%	91.8%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2014 (1)	Number of Units as of June 30, 2013	Net Rentable Square Feet as of June 30, 2014 (2)	Net Rentable Square Feet as of June 30, 2013	Square Foot Occupancy % June 30, 2014	Square Foot Occupancy % June 30, 2013
Managed Properties
Alabama	7	2,359	2,359	358,110	358,110	85.6%	85.6%
Arizona	3	1,208	752	226,407	126,695	82.0%	78.8%
California	59	39,616	39,764	5,262,235	5,275,904	83.9%	76.4%
Colorado	14	7,305	7,290	949,432	946,330	95.3%	95.5%
Connecticut	1	467	482	61,600	61,480	86.7%	85.8%
Florida	32	19,331	18,971	2,311,579	2,248,340	86.4%	82.1%
Georgia	10	5,260	5,250	836,749	834,034	87.0%	84.1%
Hawaii	4	4,150	4,100	240,187	242,131	84.7%	76.9%
Illinois	5	2,939	2,925	324,150	318,750	95.5%	90.0%
Indiana	9	5,038	5,029	618,777	619,077	93.9%	80.1%
Kentucky	1	547	550	67,268	67,268	94.6%	86.0%
Louisiana	1	999	1,006	133,435	134,485	85.6%	82.8%
Maryland	10	6,095	5,809	614,842	594,432	91.2%	92.7%
Massachusetts	1	1,098	1,109	108,405	108,605	93.5%	89.8%
Mississippi	2	1,890	1,892	281,508	281,553	87.5%	81.6%
Missouri	2	1,208	1,213	151,751	152,841	91.0%	91.7%
Nevada	4	3,094	3,107	315,885	315,935	75.8%	74.8%
New Jersey	7	4,022	4,072	428,058	429,153	94.5%	85.7%
New Mexico	2	1,120	1,117	131,312	131,552	91.6%	90.2%
North Carolina	10	5,772	5,691	704,672	705,182	93.7%	90.3%
Ohio	8	2,947	2,938	428,104	427,574	89.7%	78.2%
Pennsylvania	15	6,947	6,962	862,347	858,912	89.3%	85.6%
South Carolina	4	2,736	2,744	359,700	359,400	92.7%	91.9%
Tennessee	3	1,514	1,508	207,080	207,670	90.6%	89.6%
Texas	21	10,982	10,767	1,465,825	1,429,554	83.7%	83.7%
Utah	3	1,604	1,619	257,330	257,400	92.2%	88.2%
Virginia	4	2,513	2,517	258,506	258,606	90.9%	85.2%
Washington, DC	2	1,267	1,262	112,334	112,409	94.6%	96.0%
Puerto Rico	4	2,680	2,722	287,459	287,637	85.1%	80.6%
Total Managed Stabilized	248	146,708	145,527	18,365,047	18,151,019	87.5%	82.8%

Total Stabilized Properties	1,049	699,365	696,036	77,824,597	77,411,573	90.9%	88.8%

(1) Represents unit count as of June 30, 2014, which may differ from unit count as of June 30, 2013 due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2014, which may differ from rentable square feet as of June 30, 2013 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up properties by state as of June 30, 2014 and 2013. The information as of June 30, 2013 is on a pro forma basis as though all the properties owned and/or managed at June 30, 2014 were under our control as of June 30, 2013.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of June 30, 2014 (1)	Number of Units as of June 30, 2013	Net Rentable Square Feet as of June 30, 2014 (2)	Net Rentable Square Feet as of June 30, 2013	Square Foot Occupancy % June 30, 2014	Square Foot Occupancy % June 30, 2013

Wholly-Owned Properties
Arizona	1	616	632	71,155	71,355	86.7%	70.5%
Connecticut	1	1,111	—	89,310	—	21.8%	0.0%
Maryland	1	988	988	103,207	102,921	57.3%	0.0%
Massachusetts	1	686	684	72,465	72,280	85.3%	82.7%
New York	1	822	822	100,480	100,480	87.8%	69.5%
Texas	1	840	—	93,565	—	40.9%	0.0%
Total Wholly-Owned in Lease-up	6	5,063	3,126	530,182	347,036	62.0%	55.7%

Managed Properties
Colorado	1	483	512	55,005	55,049	94.6%	70.0%
Florida	2	1,186	626	144,406	68,015	74.0%	70.0%
Georgia	2	1,194	1,242	128,692	128,321	84.2%	55.0%
Illinois	1	673	—	46,581	—	43.4%	0.0%
Maryland	3	2,259	2,255	214,885	215,085	86.1%	61.3%
North Carolina	1	396	—	38,000	—	37.0%	0.0%
South Carolina	1	332	—	46,160	—	83.4%	0.0%
Texas	2	1,537	1,549	171,959	171,063	81.3%	61.5%
Utah	1	535	—	67,256	—	42.8%	0.0%
Virginia	2	1,059	614	106,441	55,405	40.4%	0.0%
Total Managed in Lease-up	16	9,654	6,798	1,019,385	692,938	72.3%	59.3%

Total Lease-up Properties	22	14,717	9,924	1,549,567	1,039,974	68.8%	58.1%

(1) Represents unit count as of June 30, 2014, which may differ from unit count as of June 30, 2013 due to unit conversions or expansions.

(2) Represents net rentable square feet as of June 30, 2014, which may differ from rentable square feet as of June 30, 2013 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2014 and 2013

Overview

Results for the three and six months ended June 30, 2014 included the operations of 807 properties (554 of which were consolidated and 253 of which were in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2013, which included the operations of 732 properties (454 of which were consolidated and 278 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:
Property rental	$138,778	$107,340	$31,438	29.3%	$270,779	$210,263	$60,516	28.8%
Tenant reinsurance	14,508	12,110	2,398	19.8%	27,971	22,331	5,640	25.3%
Management fees	6,954	6,796	158	2.3%	13,670	12,974	696	5.4%
Total revenues	$160,240	$126,246	$33,994	26.9%	$312,420	$245,568	$66,852	27.2%

Property Rental — The increases in property rental revenues for the three and six months ended June 30, 2014 consisted primarily of increases of $23,530 and $45,343, respectively, associated with acquisitions completed in 2014 and 2013.  We completed 78 property acquisitions in 2013 and 29 property acquisitions during the six months ended June 30, 2014.  In addition, for the three and six months ended June 30, 2014, increases of $7,903 and $15,243, respectively, resulted from increases in occupancy and rental rates to existing customers at our stabilized properties, compared to the same period in the prior year.  Occupancy at our wholly-owned stabilized properties increased to 91.6% at June 30, 2014, as compared to 90.1% at June 30, 2013.  Rental rates to new tenants for the three months ended June 30, 2014 increased an average of 4.5% over the same period in the prior year.

Tenant Reinsurance — The increase in tenant reinsurance revenues was primarily due to the increase in the number of properties we owned and/or managed.  At June 30, 2014, we owned and/or managed 1,071 properties compared to 974 at June 30, 2013.  In addition, there was an increase of overall customer participation to 70.2% at June 30, 2014 compared to 69.1% at June 30, 2013.

Management Fees — Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties.  Management fees generally represent 6% of cash collected from properties owned by third parties and unconsolidated joint ventures.  We also earn an asset management fee from one of our joint ventures, equal to 0.5% of the total asset value of the venture, provided certain conditions are met.  At June 30, 2014, we managed 536 properties, compared to 521 properties at June 30, 2013.  The increase in management fee revenues was due to and increase in the number of properties managed and an  increase in revenues at the managed properties.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Expenses:
Property operations	$42,294	$33,462	$8,832	26.4%	$85,776	$67,899	$17,877	26.3%
Tenant reinsurance	2,636	2,202	434	19.7%	5,203	4,112	1,091	26.5%
Acquisition related costs	1,393	683	710	104.0%	3,449	1,135	2,314	203.9%
General and administrative	14,985	13,739	1,246	9.1%	30,287	26,508	3,779	14.3%
Depreciation and amortization	28,271	22,785	5,486	24.1%	56,646	45,810	10,836	23.7%
Total expenses	$89,579	$72,871	$16,708	22.9%	$181,361	$145,464	$35,897	24.7%

Property Operations — The increases in property operations expense during the three and six months ended June 30, 2014 consisted primarily of increases in expenses associated with acquisitions completed in 2014 and 2013.  We completed 78 property acquisitions during 2013 and 29 property acquisitions during the six months ended June 30, 2014.

Tenant Reinsurance — Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.  The increase was due to the increase in the number of properties we owned and/or managed.  At June 30, 2014, we owned and/or managed 1,071 properties compared to 974 at June 30, 2013.  In addition, there was an increase of overall customer participation to 70.2% at June 30, 2014 compared to 69.1% at June 30, 2013.

Acquisition Related Costs — Acquisition related costs relate to acquisition activities during the periods indicated.  We completed the acquisition of 29 properties during the six months ended June 30, 2014, compared to only six properties during the same period in the prior year.

General and Administrative — General and administrative expenses primarily include all expenses not directly related to our properties, including corporate payroll, travel and professional fees.  These expenses are recognized as incurred. General and administrative expenses for the three and six months ended June 30, 2014 increased when compared to the same period in the prior year primarily due to the overall cost associated with the management of additional properties. At June 30, 2014, we owned and/or managed 1,071 properties, compared to 974 properties at June 30, 2013.  In addition, we incurred a one-time expense of $938 related to our point of sale system during the three months ended March 31, 2014.  We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties.

Depreciation and Amortization — Depreciation and amortization expense increased as a result of the acquisition of new properties.  We acquired 78 properties during 2013 and 29 properties during the six months ended June 30, 2014.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other income and expenses:
Gain (loss) on sale of real estate and earnout from prior acquisition	$(7,785)	$800	$(8,585)	(973.1)%	$(7,785)	$800	$(8,585)	(973.1)%
Interest expense	(20,658)	(18,362)	(2,296)	12.5%	(40,256)	(35,728)	(4,528)	12.7%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(663)	(113)	(550)	486.7%	(1,325)	(113)	(1,212)	1,072.6%
Interest income	712	133	579	435.3%	981	317	664	209.5%
Interest income on note receivable from Preferred Operating Partnership unit holders	1,212	1,212	—	—	2,425	2,425	—	—
Equity in earnings of unconsolidated real estate ventures	2,604	2,914	(310)	(10.6)%	5,023	5,537	(514)	(9.3)%
Equity in earnings of unconsolidated real estate ventures - gain on purchase of joint venture partners’ interests	3,438	—	3,438	—	3,438	2,556	882	34.5%
Income tax expense	(3,513)	(2,858)	(655)	22.9%	(6,343)	(4,866)	(1,477)	30.4%
Total other expense, net	$(24,653)	$(16,274)	$(8,379)	51.5%	$(43,842)	$(29,072)	$(14,770)	50.8%

Gain (Loss) on Sale of Real Estate and Earnout from Prior Acquisition — During 2012, we acquired a portfolio of 10 self-storage properties.  As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired properties exceeded a specified amount of net rental income two years after the acquisition date.  At the acquisition date, we believed that it was unlikely that any significant payment would be made as a result of this earnout provision.  The rental income of the properties has been significantly higher than expected, resulting in a payment due to the sellers of $7,785, which has been recorded as a loss.

The gain on sale of real estate assets recorded for the three and six months ended June 30, 2013 was due to the condemnation of a portion of land at one self-storage property we own in California that resulted from eminent domain.

Interest Expense — The increase in interest expense during the three and six months ended June 30, 2014 was the result of an increase in debt over the same period in the prior year.  The total face value of our debt, including our lines of credit, was $2,173,639 at June 30, 2014 compared to $1,779,572 at June 30, 2013.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes — In June 2013, our Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033.  This non-cash interest expense represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by Extra Space Storage LP (our “Operating Partnership”), which reflects the effective interest rate relative to the carrying amount of the liability.

Interest Income — Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable.  The increase relates primarily to an increase in notes receivable when compared to the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders — Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures — Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures.  The decrease is primarily the result of our acquisition of properties from our joint venture partners.  There were 253 operating properties owned by unconsolidated joint ventures as of June 30, 2014, compared with 278 properties as of June 30, 2013.

Equity in Earnings of Unconsolidated Real Estate Ventures — Gain on Purchase of Joint Venture Partners’ Interests — In April 2014, as part of the Grupe acquisition, we purchased our joint venture partner’s 60% interest in an existing joint venture that held one self-storage property.  As a result of this acquisition, we recognized a non-cash gain of $3,438, which represents the increase in fair value of our prior interest in the joint venture from our original purchase until the acquisition date.

In February 2013, we acquired our partner’s equity interests in two joint ventures that each held one self-storage property.  As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in fair values of our prior interests in the joint ventures from their formations to the acquisition dates.

Income Tax Expense — For the three and six months ended June 30, 2014, the increase in income tax expense primarily related to increased tenant reinsurance income earned by our taxable REIT subsidiary when compared to the same period of the prior year.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(2,812)	$(1,745)	$(1,067)	61.1%	$(5,304)	$(3,462)	$(1,842)	53.2%
Net income allocated to Operating Partnership and other noncontrolling interests	(1,531)	(890)	(641)	72.0%	(2,908)	(1,679)	(1,229)	73.2%
Total income allocated to noncontrolling interests:	$(4,343)	$(2,635)	$(1,708)	64.8%	$(8,212)	$(5,141)	$(3,071)	59.7%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests — In April and May 2014, as part of a portfolio acquisition, our Operating Partnership issued 296,020 Series C Units.  In December 2013, as part of the same portfolio acquisition, our Operating Partnership issued an additional 407,996 Series C Units. The Series C Units have a liquidation value of $42.10 per unit. From issuance until the fifth anniversary of issuance, the Series C Units receive distributions at an annual rate of $0.18 plus the then-payable quarterly distribution per OP Unit.

In April 2014, as part of a single property acquisition, our Operating Partnership issued 333,360 Series B Units.  In August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued an additional 1,342,727 Series B Units. The Series B Units have a liquidation value of $25.00 per unit and receive distributions at an annual rate of 6%.

For the three and six months ended June 30, 2014, income allocated to the Preferred Operating Partnership noncontrolling interest equals the distributions paid to the Series B and Series C Unit holders and the fixed distribution paid to the Series A Unit holder, plus approximately 0.8% of the remaining net income after adjustment for these distributions.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests — Income allocated to the Operating Partnership as of June 30, 2014 and 2013 represents approximately 3.5% and 2.4%, respectively, of net income after adjusting for the distributions paid and net income allocated to the Preferred Operating Partnership unit holders.  Income allocated to other noncontrolling interests represents the income allocated to partners in consolidated joint ventures.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$41,665	$34,466	$79,005	$65,891

Adjustments:
Real estate depreciation	23,722	19,156	46,962	38,077
Amortization of intangibles	3,109	2,553	6,835	5,422
(Gain) loss on sale of real estate and earnout from prior acquisition	7,785	(800)	7,785	(800)
Unconsolidated joint venture real estate depreciation and amortization	1,067	1,491	2,173	2,985
Unconsolidated joint venture gain on purchase of partners’ interests	(3,438)	—	(3,438)	(2,556)
Distributions paid on Series A Preferred Operating Partnership units	(1,437)	(1,438)	(2,875)	(2,875)
Income allocated to Operating Partnership noncontrolling interests	4,339	2,624	8,208	5,118

Funds from operations	$76,812	$58,052	$144,655	$111,262

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2014	2013	Change	2014	2013	Change
Same-store rental and tenant reinsurance revenues	$119,212	$110,478	7.9%	$234,217	$217,082	7.9%
Same-store operating and tenant reinsurance expenses	34,553	33,443	3.3%	70,595	67,859	4.0%
Same-store net operating income	$84,659	$77,035	9.9%	$163,622	$149,223	9.6%

Non same-store rental and tenant reinsurance revenues	$34,074	$8,972	279.8%	$64,533	$15,512	316.0%
Non same-store operating and tenant reinsurance expenses	$10,377	$2,221	367.2%	$20,384	$4,152	390.9%

Total rental and tenant reinsurance revenues	$153,286	$119,450	28.3%	$298,750	$232,594	28.4%
Total operating and tenant reinsurance expenses	$44,930	$35,664	26.0%	$90,979	$72,011	26.3%

Same-store square foot occupancy as of quarter end	92.4%	90.8%		92.4%	90.8%

Properties included in same-store	443	443		443	443

The increases in same-store rental revenues for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, were due primarily to an increase in occupancy of 1.6%, lower discounts to new customers and higher rental rates for both new and existing customers.  Rental rates to new tenants for the three months ended June 30, 2014 increased an average of 4.5% compared to the same period in the prior year.  The increase in same-store operating expenses for the three months ended June 30, 2014 was primarily due to higher payroll, office and property tax expenses.  These expenses were partially offset by a decrease in property insurance expense.  The increase in same-store operating expenses for the six months ended June 30, 2014 when compared to the prior year was due primarily to increased property taxes and higher snow removal and utility expenses due to the severe weather experienced in the Midwest and Eastern United States during the three months ended March 31, 2014.

CASH FLOWS

Cash flows provided by operating activities were $167,759 and $126,551, respectively, for the six months ended June 30, 2014 and 2013. The increase compared to the same period of the prior year primarily related to increases in net income of $16,185, increases in depreciation and amortization of $10,836 and the loss related to the earnout from a prior acquisition of $7,785 incurred in 2014.

Cash used in investing activities was $313,442 and $67,006, respectively, for the six months ended June 30, 2014 and 2013.  The increase is primarily a result of the increased acquisition activity.  Acquisition of real estate assets increased by $237,216 when compared to the prior year as we acquired 29 properties during the six months ended June 30, 2014 compared to six properties acquired during the same period of the prior year.

Cash provided by financing activities was $72,905 and $116,662, respectively, for the six months ended June 30, 2014 and 2013.  The decrease related primarily to a decrease in proceeds from the issuance of exchangeable senior notes of $246,250 and an increase in dividends paid on common stock of $28,656.  This decrease was offset by an increase in the amount of proceeds from notes payable and lines of credit of $153,997 and a decrease in the principal payments on notes payable and lines of credit of $81,508.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had $53,945 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. During 2013 and the first six months of 2014, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the periods indicated.  All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of June 30, 2014
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$—	$85,000	2.05%	6/4/2010	6/3/2016	LIBOR plus 1.90%	(1)
Credit Line 2	—	50,000	1.90%	11/16/2010	2/13/2017	LIBOR plus 1.75%	(2)
Credit Line 3	10,000	80,000	1.85%	4/29/2011	11/18/2016	LIBOR plus 1.70%	(2)
	$10,000	$215,000

(1) One two-year extension available

(2) Two one-year extensions available

As of June 30, 2014, we had $2,173,639 face value of debt, resulting in a debt to total enterprise value ratio of 24.8%.  As of June 30, 2014, the ratio of total fixed-rate debt and other instruments to total debt was 73.7% (including $814,057 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2014 was 3.6%.  Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2014.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on future payments due by period as of June 30, 2014:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$68,911	$7,838	$9,564	$5,774	$45,735
Notes payable, notes payable to trusts and lines of credit
Interest	378,796	76,829	116,245	67,875	117,847
Principal	2,173,639	58,973	587,746	971,951	554,969
Total contractual obligations	$2,621,346	$143,640	$713,555	$1,045,600	$718,551

The operating leases above include minimum future lease payments on leases for 18 of our operating properties as well as leases of our corporate offices.  Two ground leases include additional contingent rental payments based on the level of revenue achieved at the property.

As of June 30, 2014, the weighted average interest rate for all fixed-rate loans was 4.2%, and the weighted-average interest rate for all variable-rate loans was 2.0%.

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

As of June 30, 2014, we had $2,173,639 in total face value of debt, of which $572,502 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $5,259 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2014		December 31, 2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Note receivable from Preferred Operating Partnership unit holders	$102,045	$100,000	$103,491	$100,000
Fixed rate notes payable and notes payable to trusts	$1,379,655	$1,351,136	$1,365,290	$1,368,885
Exchangeable senior notes	$269,525	$250,000	$251,103	$250,000

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2014, our Operating Partnership issued 333,360 Series B Units in connection with the acquisition of a single property in Georgia.  The property was acquired in exchange for the Series B Units, valued at $8.3 million, and approximately $15.2 million of cash.  The Series B Units have a liquidation value of $25.00 per unit.  The Series B Units will be redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.

On April 25, 2014 and May 28, 2014, we acquired three properties located in California and our joint venture partner’s 60% equity interest in Savi-Ranch SPC, LLC, affiliated with Grupe Properties Co. Inc. (“Grupe”), which owned one self storage property located in California.  We previously held 40% interest in this joint venture.  These properties were acquired in exchange for approximately $3.0 million of cash, the assumption of approximately $33.2 million in existing debt and the issuance of 296,020 Series C Redeemable Operating Partnership units valued at $13.8 million.  The Series C Units have a liquidation value of $42.10 per unit. The Series C Units will be convertible at the option of the holder after the first anniversary of the date of issuance and until the fifth anniversary of the date of issuance, into approximately 0.9145 common units of the Operating Partnership per Series C Unit.  The Series C Units will be redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.

The Series B Units and Series C Units were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 28, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 7, 2014	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)