Form 10-Q
period 2014-09-30
Extra Space Storage Inc.
filed 2014-11-06
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2014, was 116,330,711.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Real estate assets, net	$3,954,759	$3,636,544

Investments in unconsolidated real estate ventures	86,232	88,125
Cash and cash equivalents	49,216	126,723
Restricted cash	26,205	21,451
Receivables from related parties and affiliated real estate joint ventures	12,283	7,542
Other assets, net	97,200	96,755

Total assets	$4,225,895	$3,977,140

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,779,201	$1,588,596
Premium on notes payable	4,010	4,948
Exchangeable senior notes	250,000	250,000
Discount on exchangeable senior notes	(13,920)	(16,487)
Notes payable to trusts	119,590	119,590
Lines of credit	40,000	—
Accounts payable and accrued expenses	73,528	60,601
Other liabilities	39,888	37,997

Total liabilities	2,292,297	2,045,245

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,033,989 and 115,755,527 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,160	1,157
Paid-in capital	1,982,612	1,973,159
Accumulated other comprehensive income	3,735	10,156
Accumulated deficit	(248,179)	(226,002)

Total Extra Space Storage Inc. stockholders’ equity	1,739,328	1,758,470
Noncontrolling interest represented by Preferred Operating Partnership units, net of $100,000 note receivable	102,818	80,947
Noncontrolling interests in Operating Partnership	90,420	91,453
Other noncontrolling interests	1,032	1,025

Total noncontrolling interests and equity	1,933,598	1,931,895

Total liabilities, noncontrolling interests and equity	$4,225,895	$3,977,140

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Property rental	$144,669	$113,881	$415,448	$324,144
Tenant reinsurance	15,385	12,294	43,356	34,625
Management fees	7,314	6,936	20,984	19,910

Total revenues	167,368	133,111	479,788	378,679

Expenses:
Property operations	43,294	34,376	129,070	102,275
Tenant reinsurance	2,930	2,873	8,133	6,985
Acquisition related costs	436	2,427	3,885	3,562
General and administrative	13,966	13,943	44,253	40,451
Depreciation and amortization	29,249	23,428	85,895	69,238

Total expenses	89,875	77,047	271,236	222,511

Income from operations	77,493	56,064	208,552	156,168

Gain (loss) on sale of real estate and earnout from prior acquisitions	(2,500)	—	(10,285)	800
Loss on extinguishment of debt related to portfolio acquisition	—	(9,153)	—	(9,153)
Interest expense	(20,681)	(16,264)	(60,937)	(51,992)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(679)	(834)	(2,004)	(947)
Interest income	186	202	1,167	519
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	3,638	3,638

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	55,032	31,228	140,131	99,033

Equity in earnings of unconsolidated real estate ventures	2,777	3,405	7,800	8,942
Equity in earnings of unconsolidated real estate ventures—gain on purchase of joint venture partners’ interests	378	—	3,816	2,556
Income tax (expense) benefit	1,006	(2,281)	(5,337)	(7,147)

Net income	59,193	32,352	146,410	103,384
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,977)	(2,033)	(8,281)	(5,495)
Net income allocated to Operating Partnership and other noncontrolling interests	(1,988)	(1,074)	(4,896)	(2,753)

Net income attributable to common stockholders	$54,228	$29,245	$133,233	$95,136

Earnings per common share
Basic	$0.47	$0.26	$1.15	$0.86

Diluted	$0.47	$0.26	$1.15	$0.85

Weighted average number of shares
Basic	115,726,911	110,827,793	115,606,845	110,624,757
Diluted	121,617,554	115,477,145	121,551,889	115,323,059

Cash dividends paid per common share	$0.47	$0.40	$1.34	$1.05

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$59,193	$32,352	$146,410	$103,384

Other comprehensive income (loss):
Change in fair value of interest rate swaps	1,834	(2,073)	(6,614)	17,967

Total comprehensive income	61,027	30,279	139,796	121,351
Less: comprehensive income attributable to noncontrolling interests	5,137	2,996	12,984	8,796

Comprehensive income attributable to common stockholders	$55,890	$27,283	$126,812	$112,555

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Noncontrolling Interests and Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests					Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership			Operating Partnership	Other	Shares	Par Value	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C
Balances at December 31, 2013	$30,202	$33,568	$17,177	$91,453	$1,025	115,755,527	$1,157	$1,973,159	$10,156	$(226,002)	$1,931,895

Issuance of common stock upon the exercise of options	—	—	—	—	—	186,465	2	2,715	—	—	2,717
Restricted stock grants issued	—	—	—	—	—	113,570	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	(21,573)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	3,855	—	—	3,855
Issuance of Operating Partnership units in conjunction with portfolio acquisitions	—	8,334	13,783	—	—	—	—	—	—	—	22,117
Net income	5,429	1,758	1,094	4,889	7	—	—	—	—	133,233	146,410
Other comprehensive income	(36)	—	—	(157)	—	—	—	—	(6,421)	—	(6,614)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	2,883	—	—	2,883
Distributions to Operating Partnership units held by noncontrolling interests	(5,639)	(1,758)	(1,094)	(5,765)	—	—	—	—	—	—	(14,256)
Dividends paid on common stock at $1.34 per share	—	—	—	—	—	—	—	—	—	(155,410)	(155,410)

Balances at September 30, 2014	$29,956	$41,902	$30,960	$90,420	$1,032	116,033,989	$1,160	$1,982,612	$3,735	$(248,179)	$1,933,598

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$146,410	$103,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,895	69,238
Amortization of deferred financing costs	4,955	4,198
Loss on earnout related to prior acquisition	2,500	—
Loss on extinguishment of debt related to portfolio acquisition	—	9,153
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	2,004	947
Non-cash interest benefit related to amortization of premium on notes payable	(2,350)	(983)
Compensation expense related to stock-based awards	3,855	3,654
Gain on purchase of joint venture partners’ interests	(3,438)	(2,556)
Distributions from unconsolidated real estate ventures in excess of earnings	3,989	3,538
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(434)	891
Other assets	467	(1,303)
Accounts payable and accrued expenses	12,927	5,949
Other liabilities	(216)	2,474

Net cash provided by operating activities	256,564	198,584

Cash flows from investing activities:
Acquisition of real estate assets	(328,235)	(82,949)
Development and redevelopment of real estate assets	(11,288)	(3,941)
Proceeds from sale of real estate assets	—	889
Investments in unconsolidated real estate ventures	—	(1,126)
Change in restricted cash	(4,754)	(5,827)
Purchase of notes receivable	(9,028)	—
Issuance of notes receivable	—	(5,000)
Purchase of equipment and fixtures	(3,636)	(2,349)

Net cash used in investing activities	(356,941)	(100,303)

Cash flows from financing activities:
Net proceeds from the issuance of exchangeable senior notes	—	246,250
Proceeds from notes payable and lines of credit	505,957	364,855
Principal payments on notes payable and lines of credit	(312,287)	(532,348)
Deferred financing costs	(3,851)	(6,135)
Redemption of Operating Partnership units held by noncontrolling interest	—	(41)
Net proceeds from exercise of stock options	2,717	5,876
Dividends paid on common stock	(155,410)	(116,712)
Distributions to noncontrolling interests	(14,256)	(9,112)

Net cash provided by (used in) financing activities	22,870	(47,367)

Net (decrease) increase in cash and cash equivalents	(77,507)	50,914
Cash and cash equivalents, beginning of the period	126,723	30,785

Cash and cash equivalents, end of the period	$49,216	$81,699

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental schedule of cash flow information
Interest paid	$55,694	$46,360
Income taxes paid	3,237	1,626

Supplemental schedule of noncash investing and financing activities:
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$2,883	$3,147
Paid-in capital	(2,883)	(3,147)
Acquisitions of real estate assets
Real estate assets, net	$60,465	$210,372
Notes payable assumed	(38,347)	(7,122)
Notes payable assumed and immediately defeased	—	(98,960)
Value of Operating Partnership units issued	(22,118)	(102,039)
Receivables from related parties and affiliated real estate joint ventures	—	(2,251)

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

The Company invests in self-storage facilities by acquiring wholly-owned facilities or by acquiring an equity interest in real estate entities. At September 30, 2014, the Company had direct and indirect equity interests in 810 operating storage facilities. In addition, the Company managed 271 properties for third parties, bringing the total number of operating properties which it owns and/or manages to 1,081. These properties are located in 35 states, Washington, D.C. and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Reclassifications

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2014, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets—Cash Flow Hedge Swap Agreements	$7,317	$—	$7,317	$—
Other liabilities—Cash Flow Hedge Swap Agreements	$(1,818)	$—	$(1,818)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2014. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2014 or December 31, 2013.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred Operating Partnership unit holders	$103,667	$100,000	$103,491	$100,000
Fixed rate notes payable and notes payable to trusts	$1,318,359	$1,294,510	$1,365,290	$1,368,885
Exchangeable senior notes	$259,843	$250,000	$251,103	$250,000

4.	EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series C Convertible Redeemable Preferred Units (“Series C Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right. In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended September 30, 2014 and 2013, options to purchase approximately 29,547 and 51,036 shares of common stock, respectively, and for the nine months ended September 30, 2014 and 2013, options to purchase approximately 27,045 and 43,273 shares of common stock, respectively, were excluded from the computation of earnings per common share as their effect would have been anti-dilutive.

The Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes”) issued and outstanding as of September 30, 2014. The Notes could potentially have a dilutive effect on the Company’s earnings per common share calculations. The Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes. The exchange price of the Notes was $55.62 per share as of September 30, 2014, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per common share computation. For the three and nine months ended September 30, 2014, no shares related to the Notes were included in the computation for diluted earnings per common share as the per share price of the Company’s common stock during this period did not exceed the exchange price.

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

For the purposes of computing the diluted impact on earnings per common share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has the ability to settle the redemption in shares, the Company divided the total weighted value of the Series B Units outstanding as of September 30, 2014 of $39,094 by the average closing price of the Company’s common stock for the nine months ended September 30, 2014 of $50.29 per share. The resulting 777,364 shares were excluded from the computation of earnings per common share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact on earnings per common share of the potential exchange of Series C Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has the ability to settle the redemption in shares, the Company divided the total weighted value of the Series C Units outstanding as of September 30, 2014 of $24,080 by the average closing price of the Company’s common stock for the nine months ended September 30, 2014 of $50.29 per share. The resulting 478,824 shares were excluded from the computation of earnings per common share as their effect would have been anti-dilutive.

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$54,228	$29,245	$133,233	$95,136
Earnings and dividends allocated to participating securities	(125)	(143)	(366)	(390)

Earnings for basic computations	54,103	29,102	132,867	94,746

Earnings and dividends allocated to participating securities	125	—	366	—
Income allocated to noncontrolling interest—Preferred Operating Partnership (Series A Units) and Operating Partnership	3,875	2,757	10,318	7,875
Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership (Series A Units)	(1,438)	(1,438)	(4,313)	(4,313)

Net income for diluted computations	$56,665	$30,421	$139,238	$98,308

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	115,726,911	110,827,793	115,606,845	110,624,757
Series A Units	989,980	—	989,980	—
Common OP Units	4,334,118	4,346,618	4,334,118	4,346,618
Unvested restricted stock awards included for treasury stock method	294,616	—	321,346	—
Dilutive stock options	271,929	302,734	299,600	351,684

Average number of common shares outstanding—diluted	121,617,554	115,477,145	121,551,889	115,323,059

Earnings per common share
Basic	$0.47	$0.26	$1.15	$0.86
Diluted	$0.47	$0.26	$1.15	$0.85

5.	PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table summarizes the Company’s acquisitions of operating properties for the nine months ended September 30, 2014, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid								Acquisition Date Fair Value
Property Location	Number of Properties	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non-cash gain	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed	Notes
Virginia	17	1/7/2014	$200,588	$200,525	$—	$—	$—	$63	$—	—	$53,878	$142,840	$2,973	$897
Texas	1	2/5/2014	14,191	14,152	—	—	—	39	—	—	1,767	12,368	38	18
California	1	3/4/2014	7,000	6,974	—	—	—	26	—	—	2,150	4,734	113	3	(1)
Connecticut	1	3/17/2014	15,138	15,169	—	—	—	(31)	—	—	1,072	14,028	—	38
Alabama	1	3/20/2014	13,813	13,752	—	—	—	61	—	—	2,381	11,224	200	8
Georgia	1	4/3/2014	23,649	15,158	—	—	—	157	8,334	333,360	2,961	19,819	242	627
Florida	1	4/15/2014	10,186	10,077	—	—	—	109	—	—	1,640	8,358	149	39
California	3	4/25/2014	35,275	2,726	19,111	3,438	129	(580)	10,451	226,285	6,853	27,666	579	177	(2)
Washington	1	4/30/2014	4,388	4,388	—	—	—	—	—	—	437	3,808	102	41
California	1	5/28/2014	17,614	294	14,079	—	—	(92)	3,333	69,735	4,707	12,604	265	38
North Carolina	1	6/18/2014	7,310	7,307	—	—	—	3	—	—	2,940	4,265	93	12
Georgia	1	8/6/2014	11,337	11,290	—	—	—	47	—	—	1,132	10,080	111	14
Texas	1	8/8/2014	11,246	6,134	5,157	—	—	(45)	—	—	1,047	9,969	181	49
Florida	1	9/3/2014	4,259	4,225	—	—	—	34	—	—	529	3,604	81	45

2014 Totals	32		$375,994	$312,171	$38,347	$3,438	$129	$(209)	$22,118	629,380	$83,494	$285,367	$5,127	$2,006

(1)	This property was owned by Spencer F. Kirk, the Company’s Chief Executive Officer, and Kenneth M. Woolley, the Company’s Executive Chairman. The Company acquired the building on March 4, 2014. In a separate transaction on March 5, 2014, the Company acquired the land for $2,150 from a third party unrelated to the Company’s executives and terminated the existing ground lease.
(2)	The Company previously held no equity interest in two of the three properties acquired. The Company acquired its joint venture partner’s 60% interest in an existing joint venture which held one property in California, resulting in full ownership by the Company. Prior to the acquisition date, the Company accounted for its 40% interest in this joint venture as an equity method investment. The total acquisition date fair value of the previous equity interest was approximately $3,567 and is included as consideration transferred. The Company recognized a non-cash gain of $3,438 as a result of remeasuring its prior equity interest in this joint venture held before the acquisition. The three properties were acquired in exchange for approximately $2,726 of cash and 226,285 Series C Units valued at $10,451.

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

On May 16, 2013, the Company sold a property located in New York for $950. No gain or loss was recorded as a result of the sale.

6.	GAIN (LOSS) ON SALE OF REAL ESTATE AND EARNOUT FROM PRIOR ACQUISITIONS

During 2011, the Company acquired a self-storage property located in Florida. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the net rental income generated by the acquired property exceeded a specified amount for any twelve-month period prior to June 30, 2015. At the time of acquisition, the Company believed that it was unlikely that any significant payment would be made as a result of this earnout provision. Based on the recent and projected net rental income of this property, the Company estimated that an earnout payment of $2,500 will be due to the seller. This amount is included in Gain (loss) on sale of real estate and earnout from prior acquisitions on the Company’s condensed consolidated statements of operations.

During 2012, the Company acquired a portfolio of ten self-storage properties located in New York and New Jersey. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the properties acquired exceeded a specified amount of net rental income after two years. At the time of acquisition, the Company believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental growth of the properties has been higher than expected, resulting in a payment to the sellers of $7,785. This amount is included in Gain (loss) on sale of real estate and earnout from prior acquisitions on the Company’s condensed consolidated statements of operations.

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

The VIE JV owns a single self-storage property. This joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partner and (2) amounts payable to the Company. The amounts payable to the Company consist of expenses paid on behalf of the joint venture by the Company as manager and mortgage notes payable to the Company. The Company performs management services for the VIE JV in exchange for a management fee of approximately 6% of cash collected by the property. The Company completed the purchase of the VIE JV’s mortgage loan on April 3, 2014. The mortgage notes payable are in default as of September 30, 2014. Except as disclosed, the Company has not provided financial or other support during the periods presented to the VIE JV that it was not previously contractually obligated to provide.

The Company’s maximum exposure to loss for this joint venture as of September 30, 2014 is the total of the amounts payable to the Company and the Company’s investment balance in the joint venture. The Company believes that the risk of incurring a material loss as a result of its investment in the property is unlikely and, therefore, no liability has been recorded. Also, repossessing and/or selling the self-storage facility and land that collateralize the amounts payable to the Company could provide funds sufficient to reimburse the Company.

The following table compares the liability balance and the maximum exposure to loss related to the Company’s VIE JV as of September 30, 2014:

	Liability Balance	Investment Balance	Amounts Payable to the Company	Maximum Exposure to Loss	Difference
Extra Space of Sacramento One LLC	$—	$(1,232)	$10,726	$9,494	$(9,494)

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

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of September 30, 2014:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the nine months ended September 30, 2014.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table summarizes the terms of the Company’s 20 derivative financial instruments as of September 30, 2014:

Hedge Product	Current Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,687 - $95,004	2.79% - 6.12%	11/2/2009 - 1/1/2014	11/1/2014 - 4/1/2021

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	September 30, 2014		December 31, 2013
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Swap Agreements	Other assets	$7,317	Other assets	$13,630
Swap Agreements	Other liabilities	$(1,818)	Other liabilities	$(3,684)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Classification of Income (Expense)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Type		2014	2013	2014	2013
Swap Agreements	Interest expense	$(2,172)	$(2,307)	$(6,782)	$(6,589)

	Gain (loss) recognized in OCI		Gain (loss) reclassified from OCI
Type	September 30, 2014	Location of amounts reclassified from OCI into income	For the Nine Months Ended September 30, 2014
Swap Agreements	$(11,099)	Interest expense	$(6,782)

	Gain (loss) recognized in OCI		Gain (loss) reclassified from OCI
Type	September 30, 2013	Location of amounts reclassified from OCI into income	For the Nine Months Ended September 30, 2013
Swap Agreements	$10,837	Interest expense	$(6,589)

Credit-risk-related Contingent Features

The Company has agreements with some of its derivative counterparties that contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.

The Company also has an agreement with some of its derivative counterparties that incorporates the loan covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $1,818. As of September 30, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $2,003.

9.	EXCHANGEABLE SENIOR NOTES

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the Notes as of September 30, 2014 was approximately 17.98 shares of the Company’s common stock per $1,000 principal amount of the Notes.

The Operating Partnership may redeem the Notes at any time to preserve the Company’s status as a REIT. In addition, on or after July 5, 2018, the Operating Partnership may redeem the Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the Notes. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes for cash, in whole or in part, on July 1 of the years 2018, 2023 and 2028, and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Certain events are considered “Events of Default,” as defined in the indenture governing the Notes, which may result in the accelerated maturity of the Notes.

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

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount for the Notes was as follows for the periods indicated:

	September 30, 2014	December 31, 2013
Carrying amount of equity component	$14,496	$14,496

Principal amount of liability component	$250,000	$250,000
Unamortized discount—equity component	(11,127)	(13,131)
Unamortized cash discount	(2,793)	(3,356)

Net carrying amount of liability component	$236,080	$233,513

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual interest	$1,484	$1,484	$4,452	$1,632
Amortization of discount	679	834	2,004	947

Total interest expense recognized	$2,163	$2,318	$6,456	$2,579

10.	NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

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

On June 25, 2007, the Operating Partnership loaned the holders of the Series A Units $100,000. The note receivable bears interest at 4.85% and is due September 1, 2020. The loan is secured by the borrower’s Series A Units. The holders of the Series A Units can redeem up to 114,500 Series A Units prior to the maturity date of the loan. If any redemption in excess of 114,500 Series A Units occurs prior to the maturity date, the holder of the Series A Units is required to repay the loan as of the date of that redemption. The Series A Units are shown on the condensed consolidated balance sheets net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units. Subsequent to the end of the quarter, the holder of the Series A Units redeemed 114,500 units for $4,794 of cash and 280,331 shares of the Company’s common stock for a total value of $19,175.

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

The outstanding Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $41,902. Holders of the Series B Units receive distributions at an annual rate of 6%. These distributions are cumulative. The Series B Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Convertible Redeemable Preferred Units

On November 19, 2013, the Company entered into Contribution Agreements with various entities affiliated with Grupe Properties Co. Inc. (“Grupe”), under which the Company agreed to acquire twelve self-storage facilities, all of which are located in California. The Company completed the purchase of these self-storage facilities between December 2013 and May 2014. The Company previously held 35% interests in five of these properties and a 40% interest in one property through six separate joint ventures with Grupe. These properties were acquired in exchange for a total of approximately $45,722 of cash, the assumption of $37,532 in existing debt, and the issuance of 704,016 Series C Units valued at $30,960.

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units rank junior to the Series A Units, on parity with the Series B Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The outstanding Series C Units have a liquidation value of $42.10 per unit for a fixed liquidation value of $29,639. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution per OP Unit plus $0.18. Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance, divided by four. These distributions are cumulative. The Series C Units will become redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units will also become convertible into OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.

11.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its properties is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.8% ownership interest in the Operating Partnership as of September 30, 2014. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 6.2% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in properties to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in properties have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at September 30, 2014 was $51.31 and there were 4,334,118 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2014 and the Company elected to pay the OP Unit holders cash, the Company would have paid $222,384 in cash consideration to redeem the units.

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

Other noncontrolling interests represent the ownership interests of various third parties in two consolidated joint ventures as of September 30, 2014. One of these consolidated joint ventures owns one property which was under construction at September 30, 2014. The second consolidated joint venture owns 19 operating properties. The ownership interests of the third-party owners range from 1.0% to 3.3%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The income or losses attributable to these third-party owners based on their ownership percentages are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations.

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

In February 2013, the Company purchased one of its joint venture partner’s 1.7% capital interest and 17.0% profit interest in one of its consolidated joint ventures for $200. As a result, the Company’s capital interest percentage in this joint venture increased from 95.0% to 96.7%. Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to reflect the purchase and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

13.	EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES—GAIN ON PURCHASE OF JOINT VENTURE PARTNERS’ INTERESTS

Between December 2013 and May 2014, as part of the Grupe acquisition, the Company acquired its joint venture partners’ 60% to 65% equity interests in six self-storage properties located in California. The Company previously held the remaining 35% to 40% interests in these properties through six separate joint ventures with Grupe. Prior to the acquisition, the Company accounted for its interests in these joint ventures as equity-method investments. The Company recognized a non-cash gain of $3,438 during the nine months ending September 30, 2014 as a result of re-measuring the fair value of its equity interest in one of these joint ventures held before the acquisition. During the three months ending September 30, 2014, the Company recorded a gain of $378 as a result of the final cash distributions received from the other five joint ventures associated with the acquisitions that were completed during 2013.

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

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned properties are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	September 30, 2014	December 31, 2013
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$86,232	$88,125

Total assets
Rental operations	$3,960,442	$3,641,746
Tenant reinsurance	32,520	34,393
Property management, acquisition and development	232,933	301,001

	$4,225,895	$3,977,140

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of Operations
Total revenues
Rental operations	$144,669	$113,881	$415,448	$324,144
Tenant reinsurance	15,385	12,294	43,356	34,625
Property management, acquisition and development	7,314	6,936	20,984	19,910

	167,368	133,111	479,788	378,679

Operating expenses, including depreciation and amortization
Rental operations	70,520	56,428	209,082	167,300
Tenant reinsurance	2,930	2,873	8,133	6,985
Property management, acquisition and development	16,425	17,746	54,021	48,226

	89,875	77,047	271,236	222,511

Income (loss) from operations
Rental operations	74,149	57,453	206,366	156,844
Tenant reinsurance	12,455	9,421	35,223	27,640
Property management, acquisition and development	(9,111)	(10,810)	(33,037)	(28,316)

	77,493	56,064	208,552	156,168

Gain (loss) on sale of real estate and earnout from prior acquisitions
Rental operations	—	—	—	800
Property management, acquisition and development	(2,500)	—	(10,285)	—

	(2,500)	—	(10,285)	800
Loss on extinguishment of debt related to portfolio acquisition
Property management, acquisition and development	—	(9,153)	—	(9,153)

Interest expense
Rental operations	(20,416)	(15,608)	(60,074)	(50,657)
Property management, acquisition and development	(265)	(656)	(863)	(1,335)

	(20,681)	(16,264)	(60,937)	(51,992)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(679)	(834)	(2,004)	(947)

Interest income
Tenant reinsurance	5	5	13	13
Property management, acquisition and development	181	197	1,154	506

	186	202	1,167	519

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213	3,638	3,638

Equity in earnings of unconsolidated real estate ventures
Rental operations	2,777	3,405	7,800	8,942

Equity in earnings of unconsolidated real estate ventures—gain on purchase of joint venture partners’ interests
Rental operations	378	—	3,816	2,556

Income tax (expense) benefit
Rental operations	(222)	334	(914)	(134)
Tenant reinsurance	2,011	(3,300)	(5,660)	(12,545)
Property management, acquisition and development	(783)	685	1,237	5,532

	1,006	(2,281)	(5,337)	(7,147)

Net income (loss)
Rental operations	56,666	45,584	156,994	118,351
Tenant reinsurance	14,471	6,126	29,576	15,108
Property management, acquisition and development	(11,944)	(19,358)	(40,160)	(30,075)

	$59,193	$32,352	$146,410	$103,384

Depreciation and amortization expense
Rental operations	$27,226	$22,052	$80,012	$65,025
Property management, acquisition and development	2,023	1,376	5,883	4,213

	$29,249	$23,428	$85,895	$69,238

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(31,315)	$(23,245)	$(328,235)	$(82,949)

Development and redevelopment of real estate assets
Property management, acquisition and development	$(5,330)	$(1,609)	$(11,288)	$(3,941)

15.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2014, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

16.	SUBSEQUENT EVENTS

On October 22, 2014, the Company purchased a self-storage property located in Georgia for $11,000.

On October 24, 2014, the Company purchased a self-storage property located in Colorado for $6,250.

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

We derive substantially all of our revenues from rents received from tenants under leases at each of our wholly-owned self-storage properties; from management fees on the properties we manage for joint venture partners and unaffiliated third parties; and from our tenant reinsurance program. Our management fee is equal to approximately 6% of cash collected from the managed properties. We also receive an asset management fee of 0.5% of the total asset value from one of our joint ventures.

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

PROPERTIES

As of September 30, 2014, we owned, had ownership interests in, or managed 1,081 properties in 35 states, Washington, D.C. and Puerto Rico. Of these 1,081 properties, we owned 538 properties, we held joint venture interests in 272 properties, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 271 properties that are owned by third parties. These operating properties contain approximately 80 million square feet of rentable space in approximately 720,000 units.

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

As of September 30, 2014, approximately 625,000 tenants were leasing storage units at the 1,081 operating properties that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our properties for an extended period of time. For properties that were stabilized as of September 30, 2014, the average length of stay was approximately 12.9 months for tenants that vacated during the preceding twelve month period.

The average annual rent per square foot for our existing customers at stabilized properties, net of discounts and bad debt, was $14.62 for the three months ended September 30, 2014, compared to $13.97 for the same period ended September 30, 2013. Average annual rent per square foot for new leases was $14.65 for the three months ended September 30, 2014, compared to $14.34 for the same period ended September 30, 2013. The average discounts, as a percentage of rental revenues, during these periods were 3.3% and 3.9%, respectively.

Our property portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” facilities, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized properties by state as of September 30, 2014 and 2013. The information as of September 30, 2013 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2014 were under our control as of September 30, 2013.

Stabilized Property Data Based on Location

	Number of Properties	Company	Pro forma	Company	Pro forma	Company	Pro forma
Location		Number of Units as of September 30, 2014 (1)	Number of Units as of September 30, 2013	Net Rentable Square Feet as of September 30, 2014 (2)	Net Rentable Square Feet as of September 30, 2013	Square Foot Occupancy % September 30, 2014	Square Foot Occupancy % September 30, 2013
Wholly-Owned Properties
Alabama	5	2,896	2,888	342,962	343,292	83.3%	84.1%
Arizona	11	6,942	6,931	814,628	814,993	90.8%	88.2%
California	121	90,262	89,450	9,334,455	9,287,822	92.1%	88.0%
Colorado	11	5,413	5,353	661,334	658,730	89.6%	94.6%
Connecticut	5	3,122	3,132	299,579	299,924	89.7%	91.2%
Florida	54	37,405	37,551	4,039,024	4,058,515	92.2%	89.3%
Georgia	22	12,964	12,914	1,633,322	1,629,258	89.2%	88.4%
Hawaii	5	5,614	5,662	335,409	334,607	91.2%	84.0%
Illinois	18	12,308	12,064	1,272,416	1,255,582	91.3%	92.6%
Indiana	9	4,734	4,705	555,308	553,118	90.5%	87.0%
Kansas	1	507	503	50,361	50,360	92.5%	95.3%
Kentucky	4	2,169	2,155	254,241	254,015	91.9%	92.3%
Louisiana	2	1,408	1,413	149,990	150,015	90.9%	88.4%
Maryland	23	17,285	17,203	1,817,202	1,817,922	92.1%	91.6%
Massachusetts	35	21,385	21,310	2,174,215	2,173,798	92.7%	93.5%
Michigan	3	1,808	1,796	257,554	254,432	91.1%	93.2%
Missouri	6	3,224	3,206	386,361	377,256	91.1%	89.4%
Nevada	5	3,183	3,184	548,594	546,649	87.9%	88.0%
New Hampshire	2	1,009	1,001	125,748	125,773	91.3%	91.7%
New Jersey	45	35,486	35,368	3,434,561	3,420,539	93.0%	92.9%
New Mexico	3	1,572	1,574	217,814	216,154	87.9%	87.0%
New York	19	16,807	16,521	1,360,340	1,350,584	90.3%	89.9%
North Carolina	2	1,288	904	130,786	96,316	83.8%	91.2%
Ohio	19	10,390	10,264	1,365,243	1,353,630	90.0%	90.6%
Oregon	3	2,150	2,144	250,450	250,410	94.7%	94.4%
Pennsylvania	9	5,744	5,719	649,320	648,915	91.2%	91.1%
Rhode Island	2	1,193	1,181	131,291	131,281	91.2%	92.8%
South Carolina	5	2,722	2,709	329,625	330,260	91.6%	92.0%
Tennessee	10	5,541	5,482	754,003	754,030	93.1%	88.6%
Texas	31	20,122	20,063	2,351,295	2,346,428	90.4%	89.4%
Utah	8	4,246	4,035	523,056	503,531	90.5%	92.5%
Virginia	28	21,562	21,603	2,304,925	2,303,056	86.1%	86.0%
Washington	6	3,573	3,538	427,483	427,573	90.0%	83.8%

Total Wholly-Owned Stabilized	532	366,034	363,526	39,282,895	39,118,768	91.1%	89.6%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2014 (1)	Number of Units as of September 30, 2013	Net Rentable Square Feet as of September 30, 2014 (2)	Net Rentable Square Feet as of September 30, 2013	Square Foot Occupancy % September 30, 2014	Square Foot Occupancy % September 30, 2013
Joint-Venture Properties
Alabama	2	1,152	1,147	145,196	145,198	89.0%	90.4%
Arizona	7	4,250	4,224	492,508	492,841	89.5%	89.8%
California	71	51,087	50,895	5,261,804	5,253,943	93.0%	92.2%
Colorado	2	1,323	1,321	159,803	158,813	90.7%	93.4%
Connecticut	7	5,298	5,294	611,490	611,470	92.7%	91.3%
Delaware	1	591	590	71,705	71,705	92.8%	90.9%
Florida	19	15,249	15,153	1,533,275	1,522,089	91.2%	89.4%
Georgia	2	1,067	1,058	152,684	151,574	91.0%	88.8%
Illinois	5	3,467	3,444	365,758	365,133	93.7%	93.1%
Indiana	5	2,205	2,170	287,328	284,976	90.9%	91.7%
Kansas	2	844	842	109,375	109,325	91.5%	85.4%
Kentucky	4	2,267	2,228	257,199	254,899	88.1%	89.5%
Maryland	12	9,772	9,693	955,370	954,395	91.3%	92.2%
Massachusetts	13	6,931	6,899	784,185	782,667	91.0%	92.4%
Michigan	8	4,808	4,777	612,833	611,803	92.9%	92.2%
Missouri	1	534	531	61,225	61,225	89.9%	91.4%
Nevada	5	3,043	3,047	327,383	326,933	87.3%	88.7%
New Hampshire	3	1,315	1,305	138,000	136,674	58.1%	86.6%
New Jersey	16	12,969	12,945	1,357,294	1,358,183	90.6%	91.8%
New Mexico	7	3,603	3,602	398,194	398,225	89.8%	87.2%
New York	13	14,171	14,132	1,106,502	1,106,171	92.1%	92.8%
Ohio	8	3,978	3,959	531,237	531,312	88.9%	91.8%
Oregon	1	653	652	64,970	64,970	94.1%	92.4%
Pennsylvania	10	7,975	7,958	805,342	801,705	92.8%	91.8%
Tennessee	17	9,420	9,346	1,240,967	1,238,282	91.4%	90.3%
Texas	17	10,592	10,559	1,388,200	1,387,340	92.8%	93.0%
Virginia	13	9,368	9,358	994,609	994,426	90.7%	91.0%
Washington, DC	1	1,530	1,530	102,017	102,017	93.5%	92.9%

Total Joint-Venture Stabilized	272	189,462	188,659	20,316,453	20,278,294	91.5%	91.5%

Managed Properties
Alabama	7	2,341	2,341	355,710	355,710	84.6%	84.6%
Arizona	3	1,210	1,229	226,459	230,767	85.9%	82.7%
California	60	40,501	40,519	5,367,328	5,358,838	86.0%	78.2%
Colorado	14	7,315	7,279	952,442	946,427	93.2%	93.2%
Connecticut	1	464	478	61,625	61,600	91.0%	86.4%
Florida	33	19,960	19,667	2,366,537	2,323,628	88.8%	84.5%
Georgia	10	5,265	5,266	837,366	836,053	88.1%	86.3%
Hawaii	5	4,500	4,437	278,713	271,922	86.5%	81.3%
Illinois	5	2,941	2,926	324,189	318,450	92.1%	92.2%
Indiana	9	5,037	5,029	618,777	619,237	91.1%	85.1%
Kentucky	1	550	548	67,268	67,268	91.6%	87.6%
Louisiana	1	999	1,006	133,485	135,035	88.1%	77.6%
Maryland	10	6,098	5,821	614,467	594,637	91.1%	92.2%
Mississippi	2	1,889	1,890	281,508	281,553	87.1%	81.0%
Missouri	2	1,210	1,210	150,771	152,611	92.3%	90.5%
Nevada	4	3,033	3,055	315,885	315,935	75.4%	75.1%
New Jersey	7	4,054	4,052	429,543	428,823	92.7%	88.0%
New Mexico	2	1,121	1,120	131,112	131,472	89.7%	91.7%
North Carolina	10	5,775	5,699	704,042	702,202	91.2%	85.2%
Ohio	8	2,955	2,942	429,089	428,259	90.5%	82.6%
Pennsylvania	15	6,946	6,954	861,847	858,882	88.7%	86.1%
South Carolina	5	3,220	3,242	440,880	440,780	88.5%	86.6%
Tennessee	3	1,532	1,506	206,420	206,530	86.8%	87.7%
Texas	20	10,452	10,191	1,438,384	1,408,063	82.9%	82.8%
Utah	3	1,603	1,612	257,090	257,340	90.8%	89.4%
Virginia	4	2,514	2,511	258,506	258,556	89.1%	83.7%
Washington, DC	2	1,267	1,262	112,334	112,409	91.6%	94.2%
Puerto Rico	4	2,669	2,718	286,758	287,757	84.4%	80.2%

Total Managed Stabilized	250	147,421	146,510	18,508,535	18,390,744	87.8%	83.5%

Total Stabilized Properties	1,054	702,917	698,695	78,107,883	77,787,806	90.4%	88.7%

(1)	Represents unit count as of September 30, 2014, which may differ from unit count as of September 30, 2013 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of September 30, 2014, which may differ from rentable square feet as of September 30, 2013 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up properties by state as of September 30, 2014 and 2013. The information as of September 30, 2013 is on a pro forma basis as though all the properties owned and/or managed at September 30, 2014 were under our control as of September 30, 2013.

Lease-up Property Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of September 30, 2014 (1)	Number of Units as of September 30, 2013	Net Rentable Square Feet as of September 30, 2014 (2)	Net Rentable Square Feet as of September 30, 2013	Square Foot Occupancy % September 30, 2014	Square Foot Occupancy % September 30, 2013
Wholly-Owned Properties
Arizona	1	615	631	71,115	71,355	91.3%	74.5%
Connecticut	1	1,121	—	90,515	—	40.4%	0.0%
Maryland	1	988	988	103,171	102,777	66.8%	72.9%
Massachusetts	1	686	686	72,545	72,565	83.0%	80.0%
New York	1	822	822	100,480	100,480	91.0%	76.6%
Texas	1	840	—	93,565	—	51.5%	68.4%

Total Wholly-Owned in Lease-up	6	5,072	3,127	531,391	347,177	69.7%	63.1%

Managed Properties
Colorado	1	488	496	55,005	54,954	89.1%	84.7%
Florida	2	1,165	1,152	143,656	143,656	81.8%	75.9%
Georgia	2	1,197	1,195	128,692	126,847	88.9%	59.5%
Illinois	1	673	137	46,417	16,067	57.7%	2.9%
Maryland	3	2,248	2,255	214,835	215,085	89.1%	72.9%
New York	1	348	—	33,764	—	15.2%	0.0%
North Carolina	1	394	394	37,780	37,780	73.7%	73.7%
South Carolina	3	2,012	336	202,480	46,180	23.1%	88.8%
Texas	3	2,197	2,210	273,604	275,293	79.1%	68.4%
Utah	2	984	984	124,342	124,342	63.2%	63.2%
Virginia	2	1,059	600	106,411	54,880	48.7%	46.4%

Total Managed in Lease-up	21	12,765	9,759	1,366,986	1,095,084	67.7%	68.5%

Total Lease-up Properties	27	17,837	12,886	1,898,377	1,442,261	68.3%	67.2%

(1)	Represents unit count as of September 30, 2014, which may differ from unit count as of September 30, 2013 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of September 30, 2014, which may differ from rentable square feet as of September 30, 2013 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2014 and 2013

Overview

Results for the three and nine months ended September 30, 2014 included the operations of 810 properties (557 of which were consolidated and 253 of which were in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2013, which included the operations of 754 properties (476 of which were consolidated and 278 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:
Property rental	$144,669	$113,881	$30,788	27.0%	$415,448	$324,144	$91,304	28.2%
Tenant reinsurance	15,385	12,294	3,091	25.1%	43,356	34,625	8,731	25.2%
Management fees	7,314	6,936	378	5.4%	20,984	19,910	1,074	5.4%

Total revenues	$167,368	$133,111	$34,257	25.7%	$479,788	$378,679	$101,109	26.7%

Property Rental—The increases in property rental revenues for the three and nine months ended September 30, 2014 consisted primarily of increases of $23,389 and $68,733, respectively, associated with acquisitions completed in 2014 and 2013. We completed

32 property acquisitions during the nine months ended September 30, 2014 and 78 property acquisitions in 2013. In addition, for the three and nine months ended September 30, 2014, increases of $7,544 and $23,068, respectively, resulted from increases in occupancy and rental rates to existing customers at our stabilized and lease up properties, compared to the same period in the prior year. Occupancy at our wholly-owned stabilized properties increased to 91.1% at September 30, 2014, as compared to 89.6% at September 30, 2013. Rental rates to new tenants for the three months ended September 30, 2014 increased an average of 5.4% over the same period in the prior year.

Tenant Reinsurance—The increase in tenant reinsurance revenues was primarily due to the increase in the number of properties we owned and/or managed. At September 30, 2014, we owned and/or managed 1,081 properties compared to 1,007 at September 30, 2013. In addition, there was an increase of overall customer participation to 70.7% at September 30, 2014 compared to 68.8% at September 30, 2013.

Management Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages properties owned by our joint ventures and third parties. Management fees represent approximately 6% of cash collected from properties owned by third parties and unconsolidated joint ventures. We also earn an asset management fee from one of our joint ventures, equal to 0.5% of the total asset value of the venture, provided certain conditions are met. The increase in management fee revenues was due to an increase in revenues at the managed properties.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Expenses:
Property operations	$43,294	$34,376	$8,918	25.9%	$129,070	$102,275	$26,795	26.2%
Tenant reinsurance	2,930	2,873	57	2.0%	8,133	6,985	1,148	16.4%
Acquisition related costs	436	2,427	(1,991)	(82.0%)	3,885	3,562	323	9.1%
General and administrative	13,966	13,943	23	0.2%	44,253	40,451	3,802	9.4%
Depreciation and amortization	29,249	23,428	5,821	24.8%	85,895	69,238	16,657	24.1%

Total expenses	$89,875	$77,047	$12,828	16.6%	$271,236	$222,511	$48,725	21.9%

Property Operations—The increases in property operations expense during the three and nine months ended September 30, 2014 consisted primarily of increases in expenses associated with acquisitions completed in 2014 and 2013. We completed 78 property acquisitions during 2013 and 32 property acquisitions during the nine months ended September 30, 2014.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase was due to the increase in the number of properties we owned and/or managed. At September 30, 2014, we owned and/or managed 1,081 properties compared to 1,007 at September 30, 2013. In addition, there was an increase of overall customer participation to 70.7% at September 30, 2014 compared to 68.8% at September 30, 2013.

Acquisition Related Costs—Acquisition related costs relate to acquisition activities during the periods indicated. We completed the acquisition of 32 properties during the nine months ended September 30, 2014, compared to 28 properties during the same period in the prior year. We completed the acquisition of three properties during the three months ended September 30, 2014, compared to 22 properties during the three months ended September 30, 2013.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our properties, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the three and nine months ended September 30, 2014 increased when compared to the same period in the prior year primarily due to the overall cost associated with the management of additional properties. At September 30, 2014, we owned and/or managed 1,081 properties, compared to 1,007 properties at September 30, 2013. In addition, we incurred a one-time expense of $938 related to our point of sale system during the three months ended March 31, 2014. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional properties.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new properties. We acquired 32 properties during the nine months ended September 30, 2014 and 78 properties during 2013.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other income and expenses:
Gain (loss) on sale of real estate and earnout from prior acquisitions	$(2,500)	$—	$(2,500)	100.0%	$(10,285)	$800	$(11,085)	(1,285.6%)
Loss on extinguishment of debt related to portfolio acquisition	—	(9,153)	9,153	100.0%	—	(9,153)	9,153	100.0%
Interest expense	(20,681)	(16,264)	(4,417)	27.2%	(60,937)	(51,992)	(8,945)	17.2%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(679)	(834)	155	(18.6%)	(2,004)	(947)	(1,057)	111.6%
Interest income	186	202	(16)	(7.9%)	1,167	519	648	124.9%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—	3,638	3,638	—	—
Equity in earnings of unconsolidated real estate ventures	2,777	3,405	(628)	(18.4%)	7,800	8,942	(1,142)	(12.8%)
Equity in earnings of unconsolidated real estate ventures—gain on purchase of joint venture partners’ interests	378	—	378	100.0%	3,816	2,556	1,260	49.3%
Income tax (expense) benefit	1,006	(2,281)	3,287	(144.1%)	(5,337)	(7,147)	1,810	(25.3%)

Total other expense, net	$(18,300)	$(23,712)	$5,412	(22.8%)	$(62,142)	$(52,784)	$(9,358)	17.7%

Gain (Loss) on Sale of Real Estate and Earnout from Prior Acquisitions—During 2011, the Company acquired a self-storage property located in Florida. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the net rental income generated by the acquired property exceeded a specified amount for any twelve-month period prior to June 30, 2015. At the time of acquisition, the Company believed that it was unlikely that any significant payment would be made as a result of this earnout provision. Based on the recent and projected net rental income of this property, the Company estimated that an earnout payment of $2,500 will be due to the seller. This amount is included in Gain (loss) on sale of real estate and earnout from prior acquisitions on the Company’s condensed consolidated statements of operations.

During 2012, we acquired a portfolio of ten self-storage properties. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired properties exceeded a specified amount of net rental income two years after the acquisition date. At the acquisition date, we believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental growth of the properties was significantly higher than expected, resulting in a payment to the sellers of $7,785, which was recorded as a loss during the nine months ended September 30, 2014.

The $800 gain on sale of real estate assets recorded for the nine months ended September 30, 2013 was due to the condemnation of a portion of land at one self-storage property we own in California that resulted from eminent domain.

Loss on Extinguishment of Debt Related to Portfolio Acquisition—The loss on extinguishment of debt occurred as part of the assumption and immediate defeasance of a loan upon the closing of a portfolio acquisition in August 2013.

Interest Expense—The increase in interest expense during the three and nine months ended September 30, 2014 was the result of an increase in debt over the same periods in the prior year. The total face value of our debt, including our lines of credit, was $2,188,791 at September 30, 2014 compared to $1,772,022 at September 30, 2013.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—In June 2013, our Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033. This non-cash interest expense represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership, which reflects the effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increase for the nine months ended September 30, 2014 relates primarily to an increase in the average balance of notes receivable when compared to the same period in the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The decrease is primarily the result of the acquisition of our joint venture partners interests in certain joint ventures during 2013, causing the properties to be wholly-owned by us. There were 253 operating properties owned by unconsolidated joint ventures as of September 30, 2014, compared with 278 properties as of September 30, 2013.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Purchase of Joint Venture Partners’ Interests—Between December 2013 and May 2014, as part of the Grupe acquisition, the Company acquired its joint venture partners’ 60% to 65% equity interests in six self-storage properties located in California. The Company previously held the remaining 35% to 40% interests in these properties through six separate joint ventures with Grupe. Prior to the acquisition, the Company accounted for its interests in these joint ventures as equity-method investments. The Company recognized a non-cash gain of $3,438 during the nine months ending September 30, 2014 as a result of re-measuring the fair value of its equity interest in one of these joint ventures held before the acquisition. During the three months ending September 30, 2014, the Company recorded a gain of $378 as a result of the final cash distributions received from the other five joint ventures associated with the acquisitions that were completed during 2013.

In February 2013, we acquired our partner’s equity interests in two joint ventures that each held one self-storage property. As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in fair values of our prior interests in the joint ventures from their formations to the acquisition dates.

Income Tax (Expense) Benefit—For the three and nine months ended September 30, 2014, the decrease in income tax expense is related to a royalty fee charged by the REIT to our captive insurance company.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(2,977)	$(2,033)	$(944)	46.4%	$(8,281)	$(5,495)	$(2,786)	50.7%
Net income allocated to Operating Partnership and other noncontrolling interests	(1,988)	(1,074)	(914)	85.1%	(4,896)	(2,753)	(2,143)	77.8%

Total income allocated to noncontrolling interests:	$(4,965)	$(3,107)	$(1,858)	59.8%	$(13,177)	$(8,248)	$(4,929)	59.8%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—Between December 2013 and May 2014, as part of the Grupe acquisition, our Operating Partnership issued 704,016 Series C Units. The Series C Units have a liquidation value of $42.10 per unit. From issuance until the fifth anniversary of issuance, the Series C Units receive distributions at an annual rate of $0.18 plus the then-payable quarterly distribution per OP Unit.

In April 2014, as part of a single property acquisition, our Operating Partnership issued 333,360 Series B Units. In August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued an additional 1,342,727 Series B Units. The Series B Units have a liquidation value of $25.00 per unit and receive distributions at an annual rate of 6%.

For the three and nine months ended September 30, 2014, income allocated to the Preferred Operating Partnership noncontrolling interest equals the distributions paid to the Series B and Series C Unit holders and the fixed distribution paid to the Series A Unit holder, plus approximately 0.8% of the remaining net income after adjustment for these distributions.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership as of September 30, 2014 and 2013 represents approximately 3.5% and 3.4%, respectively, of net income after adjusting for the distributions paid and net income allocated to the Preferred Operating Partnership unit holders. In August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued 1,448,108 OP Units valued at $62,341.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$54,228	$29,245	$133,233	$95,136

Adjustments:
Real estate depreciation	25,005	19,539	71,967	57,616
Amortization of intangibles	2,759	2,776	9,594	8,198
(Gain) loss on sale of real estate and earnout from prior acquisitions	2,500	—	10,285	(800)
Unconsolidated joint venture real estate depreciation and amortization	1,131	1,455	3,304	4,440
Unconsolidated joint venture gain on purchase of partners’ interests	(378)	—	(3,816)	(2,556)
Distributions paid on Series A Preferred Operating Partnership units	(1,438)	(1,438)	(4,313)	(4,313)
Income allocated to Operating Partnership noncontrolling interests	4,962	3,092	13,170	8,210

Funds from operations	$88,769	$54,669	$233,424	$165,931

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

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2014	2013		2014	2013
Same-store rental and tenant reinsurance revenues	$123,487	$115,154	7.2%	$357,704	$332,236	7.7%
Same-store operating and tenant reinsurance expenses	34,866	34,057	2.4%	105,461	101,916	3.5%

Same-store net operating income	$88,621	$81,097	9.3%	$252,243	$230,320	9.5%

Non same-store rental and tenant reinsurance revenues	$36,567	$11,021	231.8%	$101,100	$26,533	281.0%
Non same-store operating and tenant reinsurance expenses	$11,358	$3,192	255.8%	$31,742	$7,344	332.2%

Total rental and tenant reinsurance revenues	$160,054	$126,175	26.9%	$458,804	$358,769	27.9%
Total operating and tenant reinsurance expenses	$46,224	$37,249	24.1%	$137,203	$109,260	25.6%

Same-store square foot occupancy as of quarter end	91.7%	90.7%		91.7%	90.7%

Properties included in same-store	443	443		443	443

The increases in same-store rental revenues for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were due primarily to an increase in occupancy of 1.0%, lower discounts to new customers and higher rental rates for both new and existing customers. Rental rates to new tenants for the three months ended September 30, 2014 increased an average of 5.4% compared to the same period in the prior year. The increase in same-store operating expenses for the three months ended September 30, 2014 was primarily due to higher property tax expenses. The increase in same-store operating expenses for the nine months ended September 30, 2014 when compared to the prior year was due primarily to increased property taxes and higher snow removal and utility expenses due to the severe weather experienced in the Midwest and Eastern United States during the three months ended March 31, 2014.

CASH FLOWS

Cash flows provided by operating activities were $256,564 and $198,584, respectively, for the nine months ended September 30, 2014 and 2013. The increase compared to the same period of the prior year primarily related to increases in net income of $43,026 and increases in depreciation and amortization of $16,657 and the loss related to the earnout from a prior acquisition of $2,500 incurred in 2014. These increases were offset by a loss on extinguishment of debt of $9,153 incurred in 2013.

Cash used in investing activities was $356,941 and $100,303, respectively, for the nine months ended September 30, 2014 and 2013. The increase is primarily a result of the increased acquisition activity. Cash used in the acquisition of real estate assets increased by $245,286 when compared to the prior year. We acquired 32 properties during the nine months ended September 30, 2014 compared to 28 properties acquired during the same period of the prior year. We primarily paid cash for the acquisitions completed in 2014, while we used a combination of cash, OP Units, and the assumption of debt for the acquisitions completed in the prior year.

Cash provided by financing activities was $22,870 for the nine months ended September 30, 2014. This compares to cash used in financing activities of $47,367 for the nine months ended September 30, 2013. The change related primarily to a decrease in proceeds from the issuance of exchangeable senior notes of $246,250 and an increase in dividends paid on common stock of $38,698. These were offset by an increase in the amount of proceeds from notes payable and lines of credit of $141,102 and a decrease in the principal payments on notes payable and lines of credit of $220,061.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had $49,216 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. During 2013 and the first nine months of 2014, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the periods indicated. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of September 30, 2014
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate	Notes
Credit Line 1	$—	$85,000	2.05%	6/4/2010	6/3/2016	LIBOR plus 1.90%	(1)
Credit Line 2	—	50,000	1.90%	11/16/2010	2/13/2017	LIBOR plus 1.75%	(2)
Credit Line 3	40,000	80,000	1.85%	4/29/2011	11/18/2016	LIBOR plus 1.70%	(2)
Credit Line 4	—	50,000	1.80%	9/29/2014	9/29/2017	LIBOR plus 1.65%	(2)

	$40,000	$215,000

(1)	One two-year extension available
(2)	Two one-year extensions available

As of September 30, 2014, we had $2,188,791 face value of debt, resulting in a debt to total enterprise value ratio of 25.7%. As of September 30, 2014, the ratio of total fixed-rate debt and other instruments to total debt was 70.6% (including $765,673 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2014 was 3.5%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2014.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on future payments due by period as of September 30, 2014:

	Payments due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$68,849	$7,819	$9,513	$5,759	$45,758
Notes payable, notes payable to trusts and lines of credit
Interest	354,298	73,891	107,675	61,223	111,509
Principal	2,188,791	262,718	659,389	708,884	557,800

Total contractual obligations	$2,611,938	$344,428	$776,577	$775,866	$715,067

The operating leases above include minimum future lease payments on leases for 17 of our operating properties as well as leases of our corporate offices. Two ground leases include additional contingent rental payments based on the level of revenue achieved at the property.

As of September 30, 2014, the weighted average interest rate for all fixed-rate loans was 4.1%, and the weighted-average interest rate for all variable-rate loans was 2.0%.

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

As of September 30, 2014, we had $2,188,791 in total face value of debt, of which $644,281 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $5,978 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Preferred Operating Partnership unit holders	$103,667	$100,000	$103,491	$100,000
Fixed rate notes payable and notes payable to trusts	$1,318,359	$1,294,510	$1,365,290	$1,368,885
Exchangeable senior notes	$259,843	$250,000	$251,103	$250,000

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

We have a disclosure committee that is responsible to ensure that all disclosures we make to our security holders or to the investment community are accurate and complete, fairly present our financial condition and results of operations in all material respects, and are made on a timely basis as required by applicable laws, regulations and stock exchange requirements.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

We are involved in various legal proceedings and we are subject to various claims and complaints in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on our financial condition or results of operations either individually or in the aggregate.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 6, 2014	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)