Form 10-K
period 2014-12-31
Extra Space Storage Inc.
filed 2015-03-02
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the common stock held by non-affiliates of the registrant was $5,891,902,482 based upon the closing price on the New York Stock Exchange on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 18, 2015 was 116,393,006.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part I. Item 1A. Risk Factors” below. Such factors include, but are not limited to:

•	adverse changes in general economic conditions, the real estate industry and in the markets in which we operate;

•	failure to close pending acquisitions on expected terms, or at all;

•	the effect of competition from new and existing stores or other storage alternatives, which could cause rents and occupancy rates to decline;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions and developments successfully and to lease up those stores, which could adversely affect our profitability;

•	potential liability for uninsured losses and environmental contamination;

•	the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

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

General

Extra Space Storage Inc. (“we,” “our,” “us” or the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties (“stores”). We closed our initial public offering (“IPO”) on August 17, 2004. Our common stock is traded on the New York Stock Exchange under the symbol “EXR.”

We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2014, we held ownership interests in 828 operating stores. Of these operating stores, 557 are wholly-owned and 271 are owned in joint venture partnerships. An additional 260 operating stores are owned by third parties and operated by us in exchange for a management fee, bringing the total number of operating stores which we own and/or manage to 1,088. These operating stores are located in 35 states, Washington, D.C. and Puerto Rico and contain approximately 80.4 million square feet of net rentable space in approximately 725,000 units and currently serve a customer base of approximately 650,000 tenants.

We operate in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Our rental operations activities include rental operations of stores in which we have an ownership interest. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s stores. Our property management, acquisition and development activities include managing, acquiring, developing and selling stores.

Substantially all of our business is conducted through Extra Space Storage LP (the “Operating Partnership”). Our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To the extent we continue to qualify as a REIT we will not be subject to tax, with certain exceptions, on our net taxable income that is distributed to our stockholders.

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.extraspace.com, or by contacting our Secretary at our principal offices, which are located at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, telephone number (801) 365-4600.

Management

Members of our executive management team have significant experience in all aspects of the self-storage industry, having acquired and/or developed a significant number of stores since before our IPO. Our executive management team and their years of industry experience are as follows: Spencer F. Kirk, Chief Executive Officer, 17 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 14 years; Samrat Sondhi, Executive Vice President of Operations, 11 years; Gwyn McNeal, Executive Vice President and Chief Legal Officer, 9 years; James Overturf, Executive Vice President and Chief Marketing Officer, 16 years; Charles L. Allen, Executive Vice President and Chief Investment Officer, 17 years; and Kenneth M. Woolley, Executive Chairman, 34 years.

Our executive management team and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 5,297,354 shares or 4.6% of our outstanding common stock as of February 18, 2015.

Industry & Competition

Self-storage stores offer month-to-month storage space rental for personal or business use and are a cost-effective and flexible storage alternative. Tenants rent fully enclosed spaces that can vary in size according to their specific needs and to which they have unlimited, exclusive access. Tenants have responsibility for moving their items into and out of their units. Self-storage unit sizes typically range from 5 feet by 5 feet to 20 feet by 20 feet, with an interior height of 8 feet to 12 feet. Stores generally have on-site managers who supervise and run the day-to-day operations, providing tenants with assistance as needed.

Self-storage provides a convenient way for individuals and businesses to store their possessions due to life changes, or simply because of a need for storage space. The mix of residential tenants using a store is determined by a store’s local demographics and often includes people who are looking to downsize their living space or others who are not yet settled into a permanent residence. Items that residential tenants place in self-storage range from cars, boats and recreational vehicles, to furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records, inventory or storage for seasonal goods.

Our research has shown that tenants choose a store based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for stores. A self-storage store’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to successfully secure rentals. Although most stores are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.

The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March.

Since inception in the early 1970’s, the self-storage industry has experienced significant growth. According to the Self-Storage Almanac (the “Almanac”), in 2008 there were only 41,100 stores in the United States, with an average physical occupancy rate of 83.0% of net rentable square feet, compared to 51,475 stores in 2014 with an average physical occupancy rate of 89.1% of net rentable square feet.

We have encountered competition when we have sought to acquire stores, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will likely continue.

The industry is also characterized by fragmented ownership. According to the Almanac, the top ten self-storage companies in the United States owned approximately 13.1% of the total U.S. self-storage stores, and the top 50 self-storage companies owned approximately 17.1% of the total U.S. self-storage stores as of

December 31, 2014. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to compete for acquisitions given our historical reputation for closing deals.

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

Long-Term Growth and Investment Strategies

Our primary business objectives are to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We continue to evaluate a range of growth initiatives and opportunities, including the following:

•	Maximize the performance of our stores through strategic, efficient and proactive management. We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement more effective online marketing programs, which we believe will attract more customers to our stores at a lower net cost.

•	Acquire self-storage stores. Our acquisitions team continues to pursue the acquisition of multi-store portfolios and single stores that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We continue to bid on available acquisitions and are seeing increasing prices. However, we remain a disciplined buyer and look for acquisitions that will strengthen our portfolio and increase stockholder value.

•	Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose stores would enhance our portfolio in the event an opportunity arises to acquire such stores.

Financing of Our Long-Term Growth Strategies

Acquisition and Development Financing

The following table presents information on our lines of credit (the “Credit Lines”) for the periods indicated. All of our Credit Lines are guaranteed by us and secured by mortgages on certain real estate assets.

	As of December 31, 2014
Line of Credit	Amount Drawn (1)	Capacity (1)	Interest Rate	Origination Date	Maturity	Basis Rate (2)	Notes
Credit Line 1	$7,000	$85,000	2.1%	6/4/2010	6/3/2016	LIBOR plus 1.9%	(3)
Credit Line 2	41,000	50,000	1.9%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(4)
Credit Line 3	50,000	80,000	1.9%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(4)
Credit Line 4	40,000	50,000	1.8%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(4)

	$138,000	$265,000

(1)	Amounts in thousands
(2)	30-day USD LIBOR
(3)	One two-year extension available
(4)	Two one-year extensions available

We expect to maintain a flexible approach in financing new self-storage store acquisitions. We plan to finance future acquisitions through a combination of cash, borrowings under the Credit Lines, traditional secured mortgage financing, joint ventures and additional equity offerings.

Joint Venture Financing

We own 271 of our stores through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying stores and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we maintain the right to receive between 2.0% and 99.0% of the available cash flow from operations after our joint venture partners and the Company have received a predetermined return, and between 17.0% and 99.0% of the available cash flow from capital transactions after our joint venture partners and the Company have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of stores by the joint venture.

Disposition of Self-Storage Stores

We will continue to review our portfolio for stores or groups of stores that are underperforming or are not strategically located, and determine whether to dispose of these stores to fund other growth.

Regulation

Generally, stores are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on stores, or laws affecting development, construction, operation, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of self-storage stores or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows.

Under the Americans with Disabilities Act of 1990 (the “ADA”), places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws also exist that may require modifications to the stores, or restrict further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, thereby requiring substantial capital expenditures. To the extent our stores are not in compliance, we are likely to incur additional costs to comply with the ADA.

Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, and are subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.

Store management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, results of operations or cash flows.

Employees

As of February 18, 2015, we had 2,643 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.

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

Our performance is subject to risks associated with real estate investments. We are a real estate company that derives our income from operation of our stores. There are a number of factors that may adversely affect the income that our stores generate, including the following:

Risks Related to Our Stores and Operations

Adverse economic or other conditions in the markets in which we do business could negatively affect our occupancy levels and rental rates and therefore our operating results.

Our operating results are dependent upon our ability to maximize occupancy levels and rental rates in our stores. Adverse economic or other conditions in the markets in which we operate may lower our occupancy levels and limit our ability to increase rents or require us to offer rental discounts. If our stores fail to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, funds from operations (“FFO”), cash flow, financial condition, ability to make cash distributions to stockholders and the trading price of our securities could be adversely affected. The following factors, among others, may adversely affect the operating performance of our stores:

•	the national economic climate and the local or regional economic climate in the markets in which we operate, which may be adversely impacted by, among other factors, industry slowdowns, relocation of businesses and changing demographics;

•	periods of economic slowdown or recession, rising interest rates, or declining demand for self-storage or the public perception that any of these events may occur could result in a general decline in rental rates or an increase in tenant defaults;

•	a decline of the current economic environment;

•	local or regional real estate market conditions, such as competing stores, the oversupply of self-storage or a reduction in demand for self-storage in a particular area;

•	perceptions by prospective users of our stores of the safety, convenience and attractiveness of our stores and the neighborhoods in which they are located;

•	increased operating costs, including the need for capital improvements, insurance premiums, real estate taxes and utilities;

•	the impact of environmental protection laws;

•	changes in tax, real estate and zoning laws; and

•	earthquakes, hurricanes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses.

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

We depend upon our on-site personnel to maximize tenant satisfaction at each of our stores, and any difficulties we encounter in hiring, training and maintaining skilled field personnel may harm our operating performance.

We had 2,228 field personnel as of February 18, 2015 in the management and operation of our stores. The general professionalism of our site managers and staff are contributing factors to a site’s ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure stores. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our stores could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow.

We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our stores. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, hurricanes, tornadoes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a store. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. As a result, our operating results may be adversely affected.

Increases in taxes and regulatory compliance costs may reduce our income.

Costs resulting from changes in real estate tax laws generally are not passed through to tenants directly and will affect us. Increases in income, property or other taxes generally are not passed through to tenants under leases and may reduce our net income, FFO, cash flow, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to stockholders, and the trading price of our securities. Similarly, changes in laws increasing the potential liability for environmental conditions existing on stores or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could similarly adversely affect our business and results of operations.

Environmental compliance costs and liabilities associated with operating our stores may affect our results of operations.

Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real stores for personal injury associated with asbestos-containing materials.

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

No assurances can be given that existing environmental studies with respect to any of our stores reveal all environmental liabilities, that any prior owner or operator of our stores did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our stores. There also exists the risk that material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental liability.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the ADA, places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our stores, or restrict certain further renovations of the stores, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our stores to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our stores is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, per share trading price of our securities and our ability to satisfy our debt service obligations and to make cash distributions to our stockholders could be adversely affected.

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

We face competition for the acquisition of stores and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of stores and other assets, including national, regional and local operators and developers of stores. These competitors may drive up the price we pay for stores or other assets we seek to acquire or may succeed in acquiring those stores or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities and the amount of funds competing for suitable investment in stores may increase. This competition would result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-store acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single stores in comparison with portfolio acquisitions. If we pay higher prices for stores or other assets, our profitability will be reduced.

We may not be successful in identifying and consummating suitable acquisitions that meet our criteria, which may impede our growth.

Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable stores or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions will slow our growth, which could in turn adversely affect our stock price.

Our ability to acquire stores on favorable terms and successfully integrate and operate them may be constrained by the following significant risks:

•	competition from local investors and other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds;

•	competition from other potential acquirers may significantly increase the purchase price which could reduce our profitability;

•	the inability to achieve satisfactory completion of due diligence investigations and other customary closing conditions;

•	failure to finance an acquisition on favorable terms or at all;

•	we may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired stores; and

•	we may acquire stores subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the stores and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the stores.

In addition, strategic decisions by us, such as acquisitions, may adversely affect the price of our securities.

We may not be successful in integrating and operating acquired self-storage stores.

We expect to make future acquisitions of self-storage stores. If we acquire any stores, we will be required to integrate them into our existing portfolio. The acquired stores may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management’s attention away from day-to-day operations, which could impair our operating results as a whole.

We do not always obtain independent appraisals of our stores, and thus the consideration paid for these stores may exceed the value that may be indicated by third-party appraisals.

We do not always obtain third-party appraisals in connection with our acquisition of stores and the consideration being paid by us in exchange for those stores may exceed the value determined by third-party appraisals. In such cases, the value of the stores was determined by our senior management team.

Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions.

To the extent that we engage in development and redevelopment activities, we will be subject to the following risks normally associated with these projects:

•	we may be unable to obtain financing for these projects on favorable terms or at all;

•	we may not complete development or redevelopment projects on schedule or within budgeted amounts;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations; and

•	occupancy rates and rents at newly developed or redeveloped stores may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of the store. We may underestimate the costs necessary to bring the property up to the standards established for its intended market position or may be unable to increase occupancy at a newly developed store as quickly as expected or at all. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these development or redevelopment projects and harm our operating results, liquidity and financial condition, which could result in a decline in the value of our securities.

We may rely on the investments of our joint venture partners for funding certain of our development and redevelopment projects. If our reputation in the self-storage industry changes or the number of investors considering us an attractive strategic partner is otherwise reduced, our ability to develop or redevelop stores could be affected, which would limit our growth.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other sensitive information. Although we have taken commercially reasonable efforts to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. While, to date, we have not experienced a security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability claims or regulatory penalties and have a material adverse effect on our business and results of operations.

Risks Related to Our Organization and Structure

Our business could be harmed if key personnel with long-standing business relationships in the self-storage industry terminate their employment with us.

Our success depends on the continued services of members of our executive management team, who have substantial experience in the self-storage industry. In addition, our ability to acquire or develop stores in the future depends on the significant relationships our executive management team has developed with our institutional joint venture partners, such as affiliates of Prudential Financial, Inc. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our executive management team could harm our business and our prospects.

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

Because we are structured as an UPREIT, we are a more attractive acquirer of stores to tax-motivated sellers than our competitors that are not structured as UPREITs. However, if other self-storage companies restructure their holdings to become UPREITs, this competitive advantage will disappear. In addition, new legislation may be enacted or new interpretations of existing legislation may be issued by the Internal Revenue Service (“IRS”), or the U.S. Treasury Department that could affect the attractiveness of our UPREIT structure so that it may no longer assist us in competing for acquisitions.

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

As of December 31, 2014, we held interests in 271 operating self-storage stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

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

Risks Related to the Real Estate Industry

Our primary business involves the ownership and operation of self-storage stores.

Our current strategy is to own, operate, manage, acquire, develop and redevelop only self-storage stores. Consequently, we are subject to risks inherent in investments in a single industry. Because investments in real estate are inherently illiquid, this strategy makes it difficult for us to diversify our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate and zoning law changes and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition and operating results.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our stores.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more stores in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any store for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a store.

We may be required to expend funds to correct defects or to make improvements before a store can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a store, we may agree to transfer restrictions that materially restrict us from selling that store for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that store. These transfer restrictions would impede our ability to sell a store even if we deem it necessary or appropriate.

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

Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund development projects. A downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell stores or may adversely affect the price we receive for stores that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our stores or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

As of December 31, 2014, we had approximately $2.4 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.

If we are required to utilize our Credit Lines for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or to continue to make distributions required to maintain our qualification as a REIT;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our stores, possibly on disadvantageous terms;

•	after debt service, the amount available for cash distributions to our stockholders is reduced;

•	our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our stores that secure their loans and receive an assignment of rents and leases;

•	we may default on our obligations and the lenders or mortgages may enforce our guarantees;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in a default on other indebtedness or result in the foreclosures of other stores.

Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make cash distributions to our stockholders.

As of December 31, 2014, we had approximately $2.4 billion of debt outstanding, of which approximately $846 million or 35.5% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 2.0% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points (excluding variable rate debt with interest rate floors), the increase in interest expense would decrease future earnings and cash flows by approximately $8.1 million annually.

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

In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our stores.

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

We will pay some taxes.

Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages stores for our joint ventures and stores owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a taxable REIT subsidiary (“TRS”) of our Company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to federal income tax and state insurance premiums tax. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we don’t intend to sell stores as a dealer, the IRS could take a contrary position. To the extent that we are, or our taxable REIT subsidiary is, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

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

As of December 31, 2014, we owned or had ownership interests in 828 operating self-storage stores. Of these stores, 557 are wholly-owned and 271 are held in joint ventures. In addition, we managed an additional 260 stores for third parties bringing the total number of stores which we own and/or manage to 1,088. These stores are located in 35 states, Washington, D.C. and Puerto Rico. We receive a management fee generally equal to approximately 6.0% of cash collected from total revenues to manage the joint venture and third party sites. As of December 31, 2014, we owned and/or managed approximately 80.4 million square feet of rentable space configured in approximately 725,000 separate storage units. Approximately 70% of our stores are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for stores. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

As of December 31, 2014, approximately 650,000 tenants were leasing storage units at the 1,088 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2014, the average length of stay was approximately 12.9 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $14.41 for the year ended December 31, 2014, compared to $13.81 for the year ended

December 31, 2013. Average annual rent per square foot for new leases was $14.53 for the year ended December 31, 2014, compared to $14.18 for the year ended December 31, 2013. The average discounts, as a percentage of rental revenues, during these periods were 3.8% and 4.4%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized stores by state as of December 31, 2014 and 2013. The information as of December 31, 2013, is on a pro forma basis as though all the stores owned at December 31, 2014, were under our control as of December 31, 2013.

Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2014 (1)	Number of Units as of December 31, 2013	Net Rentable Square Feet as of December 31, 2014 (2)	Net Rentable Square Feet as of December 31, 2013	Square Foot Occupancy % December 31, 2014	Square Foot Occupancy % December 31, 2013
Wholly-Owned Stores
Alabama	5	2,903	2,888	342,971	342,796	84.2%	83.6%
Arizona	11	6,954	6,949	814,433	814,933	91.3%	87.8%
California	121	90,462	89,920	9,368,905	9,373,563	92.7%	88.1%
Colorado	12	5,913	5,827	739,274	737,345	87.6%	86.7%
Connecticut	5	3,132	3,130	299,734	301,174	90.7%	89.3%
Florida	57	39,142	39,286	4,198,104	4,232,112	92.1%	88.6%
Georgia	22	12,963	13,048	1,633,500	1,633,869	89.8%	87.1%
Hawaii	5	5,626	5,708	336,872	338,210	93.1%	83.2%
Illinois	18	12,293	12,166	1,270,379	1,267,164	89.9%	90.3%
Indiana	9	4,754	4,711	555,335	553,158	89.6%	86.4%
Kansas	1	507	504	50,361	50,360	89.6%	91.7%
Kentucky	4	2,180	2,156	253,741	254,141	90.7%	89.4%
Louisiana	2	1,408	1,414	149,990	150,065	92.4%	91.5%
Maryland	23	17,301	17,234	1,817,090	1,817,305	90.4%	89.9%
Massachusetts	35	21,472	21,327	2,175,301	2,173,269	91.4%	91.7%
Michigan	3	1,799	1,792	254,239	252,784	91.7%	89.2%
Missouri	6	3,224	3,208	386,151	376,256	90.4%	88.0%
Nevada	5	3,194	3,219	548,910	546,574	92.3%	88.4%
New Hampshire	2	1,013	1,002	125,748	125,773	94.2%	91.8%
New Jersey	49	37,937	37,785	3,683,524	3,678,943	92.1%	91.3%
New Mexico	3	1,575	1,573	217,074	216,154	85.9%	85.0%
New York	19	16,812	16,534	1,360,668	1,351,830	90.6%	90.0%
North Carolina	7	4,814	4,764	507,954	502,474	89.4%	82.4%
Ohio	19	10,426	10,254	1,365,074	1,353,710	89.9%	88.7%
Oregon	3	2,152	2,144	250,450	250,410	93.4%	92.5%
Pennsylvania	9	5,758	5,724	651,136	648,885	89.8%	88.9%
Rhode Island	2	1,198	1,183	131,291	131,321	94.7%	91.6%
South Carolina	6	3,340	3,326	418,445	418,430	90.5%	90.5%
Tennessee	10	5,590	5,487	755,023	753,427	92.3%	88.9%
Texas	32	20,863	20,919	2,438,266	2,456,062	90.2%	86.0%
Utah	8	4,242	4,024	523,056	502,931	88.9%	90.1%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2014 (1)	Number of Units as of December 31, 2013	Net Rentable Square Feet as of December 31, 2014 (2)	Net Rentable Square Feet as of December 31, 2013	Square Foot Occupancy % December 31, 2014	Square Foot Occupancy % December 31, 2013
Virginia	29	22,150	22,367	2,385,358	2,383,499	85.9%	84.9%
Washington	6	3,576	3,535	427,783	427,573	88.8%	84.7%

Total Wholly-Owned Stabilized	548	376,673	375,108	40,436,140	40,416,500	91.0%	88.4%

Joint-Venture Stores
Alabama	2	1,153	1,148	145,146	145,153	88.2%	90.3%
Arizona	7	4,253	4,224	492,578	492,831	92.4%	90.4%
California	71	51,213	50,909	5,259,033	5,253,108	93.6%	91.4%
Colorado	2	1,318	1,323	159,220	158,863	94.1%	89.9%
Connecticut	7	5,307	5,296	611,625	611,790	92.2%	92.7%
Delaware	1	591	590	71,705	71,705	93.2%	92.4%
Florida	19	15,265	15,189	1,533,406	1,526,503	91.9%	89.4%
Georgia	2	1,069	1,056	152,794	151,524	91.6%	86.6%
Illinois	5	3,471	3,442	365,183	364,933	92.0%	90.4%
Indiana	5	2,206	2,166	288,028	284,826	90.3%	90.5%
Kansas	2	844	843	109,375	109,605	92.0%	83.4%
Kentucky	4	2,274	2,228	257,439	254,769	87.0%	87.6%
Maryland	12	9,776	9,731	955,190	954,975	90.6%	90.2%
Massachusetts	13	6,946	6,904	784,024	782,515	90.6%	90.9%
Michigan	8	4,816	4,781	613,403	611,243	92.1%	89.8%
Missouri	1	534	531	61,075	61,225	91.3%	83.8%
Nevada	5	3,037	3,046	327,993	327,113	88.2%	87.7%
New Hampshire	2	792	781	84,391	83,615	90.4%	91.4%
New Jersey	16	12,976	12,947	1,356,864	1,357,003	89.9%	90.3%
New Mexico	7	3,602	3,605	397,494	398,245	89.5%	85.4%
New York	13	14,171	14,177	1,106,187	1,107,419	92.2%	91.0%
Ohio	8	3,984	3,963	531,197	531,522	88.1%	88.6%
Oregon	1	653	652	64,970	64,970	91.8%	90.4%
Pennsylvania	10	7,980	7,961	805,238	802,240	90.4%	89.6%
Tennessee	17	9,454	9,354	1,241,742	1,240,082	92.2%	89.7%
Texas	17	10,619	10,563	1,388,575	1,387,706	93.9%	92.2%
Virginia	13	9,378	9,359	994,659	994,449	91.0%	89.7%
Washington, DC	1	1,530	1,530	102,017	102,017	92.8%	91.3%

Total Joint-Venture Stabilized	271	189,212	188,299	20,260,551	20,231,949	91.9%	90.4%

Managed Stores
Alabama	7	2,339	2,339	355,310	355,310	84.8%	84.8%
Arizona	3	1,216	1,225	228,131	228,847	91.6%	86.4%
California	60	40,380	40,464	5,361,785	5,351,908	87.4%	79.1%
Colorado	15	7,899	7,867	1,013,722	1,009,232	90.9%	90.5%
Connecticut	1	465	477	61,865	61,600	91.6%	88.3%
Florida	32	19,838	19,767	2,369,188	2,365,253	89.0%	84.6%
Georgia	10	5,269	5,275	837,151	836,748	88.7%	85.5%
Hawaii	6	5,043	5,056	350,155	345,174	87.0%	82.3%
Illinois	6	3,778	3,760	390,381	384,091	88.7%	89.6%
Indiana	9	5,042	5,035	618,727	618,777	90.0%	86.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2014 (1)	Number of Units as of December 31, 2013	Net Rentable Square Feet as of December 31, 2014 (2)	Net Rentable Square Feet as of December 31, 2013	Square Foot Occupancy % December 31, 2014	Square Foot Occupancy % December 31, 2013
Kentucky	1	551	547	67,268	67,268	91.6%	85.7%
Louisiana	1	999	1,006	133,490	135,035	85.2%	77.0%
Maryland	11	6,579	6,562	652,981	653,501	89.6%	86.1%
Mississippi	2	1,886	1,893	281,558	281,823	86.5%	79.2%
Missouri	2	1,119	1,209	127,821	152,021	88.4%	85.5%
Nevada	4	3,028	3,058	317,215	316,940	77.9%	76.5%
New Jersey	3	1,635	1,621	181,588	181,138	90.2%	91.5%
New Mexico	2	1,121	1,119	131,112	131,112	89.9%	87.0%
North Carolina	3	1,600	1,571	205,218	205,981	90.7%	83.9%
Ohio	8	2,956	2,947	429,161	428,739	87.0%	83.3%
Pennsylvania	15	6,945	6,948	861,472	859,332	88.0%	85.1%
South Carolina	2	1,187	1,222	157,535	157,535	83.4%	83.5%
Tennessee	4	1,990	1,968	280,686	280,621	86.0%	85.1%
Texas	22	11,601	11,314	1,570,516	1,535,062	84.4%	83.4%
Utah	3	1,596	1,607	257,090	256,860	84.9%	82.3%
Virginia	3	1,764	1,763	177,969	177,969	87.4%	87.3%
Washington, DC	2	1,267	1,262	112,334	112,409	92.8%	91.8%
Puerto Rico	4	2,666	2,701	287,133	288,190	87.5%	84.2%

Total Managed Stabilized	241	141,759	141,583	17,818,562	17,778,476	87.7%	83.3%

Total Stabilized Stores	1,060	707,644	704,990	78,515,253	78,426,925	90.5%	87.8%

(1)	Represents unit count as of December 31, 2014, which may differ from unit count as of December 31, 2013, due to unit conversions or expansions.
(2)	Represents net rentable square feet as of December 31, 2014, which may differ from net rentable square feet as of December 31, 2013, due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of December 31, 2014 and 2013. The information as of December 31, 2013, is on a pro forma basis as though all the stores owned at December 31, 2014, were under our control as of December 31, 2013.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2014 (1)	Number of Units as of December 31, 2013	Net Rentable Square Feet as of December 31, 2014 (2)	Net Rentable Square Feet as of December 31, 2013	Square Foot Occupancy % December 31, 2014	Square Foot Occupancy % December 31, 2013
Wholly-Owned Stores
Arizona	1	615	631	71,115	71,355	89.9%	73.0%
California	1	—	568	—	57,893	0.0%	95.0%
Connecticut	1	1,121	—	90,565	—	51.8%	0.0%
Florida	1	534	558	75,591	—	79.0%	0.0%
Georgia	1	598	595	52,365	51,590	91.0%	43.9%
Maryland	1	988	988	103,171	102,777	74.5%	37.3%
Massachusetts	1	687	686	72,880	72,465	81.3%	72.5%
New York	1	822	822	100,480	100,480	91.8%	78.9%
Texas	1	840	836	93,565	93,220	57.1%	9.1%

Total Wholly-Owned in Lease-up	9	6,205	5,684	659,732	549,780	75.8%	56.1%

Managed Stores
Colorado	1	488	488	54,985	54,992	83.2%	78.5%
Florida	1	629	619	68,015	68,015	89.1%	80.1%
Georgia	1	598	604	76,197	75,927	88.6%	74.1%
Illinois	1	673	675	46,417	46,599	55.1%	10.8%
Maryland	3	2,248	2,256	214,860	215,035	86.3%	76.2%
New York	1	348	—	33,764	—	32.9%	0.0%
South Carolina	3	2,248	—	229,652	—	32.2%	0.0%
Texas	3	2,129	2,237	264,227	273,368	84.3%	56.9%
Utah	2	952	—	124,217	57,180	75.6%	40.7%
Virginia	2	1,058	600	106,126	54,640	60.3%	51.3%
Washington	1	600	—	54,935	—	4.9%	0.0%

Total Managed in Lease-up	19	11,971	7,479	1,273,395	845,756	67.0%	62.6%

Total Lease-up Stores	28	18,176	13,163	1,933,127	1,395,536	70.0%	60.0%

(1)	Represents unit count as of December 31, 2014, which may differ from unit count as of December 31, 2013, due to unit conversions or expansions.
(2)	Represents net rentable square feet as of December 31, 2014, which may differ from net rentable square feet as of December 31, 2013, due to unit conversions or expansions.

Item 3.	Legal Proceedings

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

The following table presents, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

		Range		Dividends Declared
Year	Quarter	High	Low
2013	1st	$40.97	$36.50	$0.25
	2nd	45.29	38.87	0.40
	3rd	47.11	39.98	0.40
	4th	49.29	40.32	0.40

2014	1st	50.10	41.48	0.40
	2nd	54.44	47.57	0.47
	3rd	54.87	50.11	0.47
	4th	60.56	51.10	0.47

On February 18, 2015, the closing price of our common stock as reported by the NYSE was $65.45. At February 18, 2015, we had 280 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Unregistered Sales of Equity Securities

On December 23, 2014 our Operating Partnership acquired four stores located in Florida as part of a portfolio acquisition. These stores were acquired in exchange for approximately $19.1 million of cash and the issuance of 548,390 Series D Redeemable Preferred Units (“Series D Units”) valued at $13.7 million. The Series D Units have a liquidation value of $25.00 per unit. The Series D Units will be redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.

On December 9, 2014, our Operating Partnership issued 50,620 common Operating Partnership units (“OP Units”) in connection with the acquisition of a single store in California. The store was acquired in exchange for the common OP Units, valued at $3.0 million, and approximately $6.3 million of cash.

The OP Units and Series D Units were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 6.	Selected Financial Data

The following table presents selected financial data and should be read in conjunction with the financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K (amounts in thousands, except share and per share data).

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues:
Property rental	$559,868	$446,682	$346,874	$268,725	$232,447
Tenant reinsurance and management fees	87,287	73,931	62,522	61,105	49,050

Total revenues	647,155	520,613	409,396	329,830	281,497

Expenses:
Property operations	172,416	140,012	114,028	95,481	86,165
Tenant reinsurance	10,427	9,022	7,869	6,143	6,505
Acquisition related costs, loss on sublease and severance	9,826	8,618	5,351	5,033	3,235
General and administrative	60,942	54,246	50,454	49,683	44,428
Depreciation and amortization	115,076	95,232	74,453	58,014	50,349

Total expenses	368,687	307,130	252,155	214,354	190,682

Income from operations	278,468	213,483	157,241	115,476	90,815

Interest expense	(84,013)	(73,034)	(72,294)	(69,062)	(65,780)
Interest income	6,457	5,599	6,666	5,877	5,748
Loss on extinguishment of debt related to portfolio acquisition, gain (loss) on sale of real estate, earnout from prior acquisitions and property casualty loss, net	(12,009)	(8,193)	—	—	—

Income before equity in earnings of real estate ventures and income tax expense	188,903	137,855	91,613	52,291	30,783

Equity in earnings of real estate ventures	10,541	11,653	10,859	7,287	6,753
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	4,022	46,032	30,630	—	—
Income tax expense	(7,570)	(9,984)	(5,413)	(1,155)	(4,162)

Net income	195,896	185,556	127,689	58,423	33,374

Noncontrolling interests in Operating Partnership and other noncontrolling interests	(17,541)	(13,480)	(10,380)	(7,974)	(7,043)

Net income attributable to common stockholders	$178,355	$172,076	$117,309	$50,449	$26,331

Earnings per common share
Basic	$1.54	$1.54	$1.15	$0.55	$0.30
Diluted	$1.53	$1.53	$1.14	$0.54	$0.30

Weighted average number of shares
Basic	115,713,807	111,349,361	101,766,385	92,097,008	87,324,104
Diluted	121,435,267	113,105,094	103,767,365	96,683,508	92,050,453

Cash dividends paid per common share	$1.81	$1.45	$0.85	$0.56	$0.40

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
Total assets	$4,402,107	$3,977,140	$3,223,477	$2,517,524	$2,249,820
Total notes payable, notes payable to trusts, exchangeable senior notes and lines of credit	$2,369,884	$1,946,647	$1,577,599	$1,363,656	$1,246,918
Noncontrolling interests	$174,558	$173,425	$53,524	$54,814	$57,670
Total stockholders’ equity	$1,737,425	$1,758,470	$1,491,807	$1,018,947	$881,401

Other Data
Net cash provided by operating activities	$337,581	$271,259	$215,879	$144,164	$104,815
Net cash used in investing activities	$(564,948)	$(366,976)	$(606,938)	$(251,919)	$(83,706)
Net cash provided by (used in) financing activities	$148,307	$191,655	$395,360	$87,489	$(106,309)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Risk Factors.” Amounts in thousands, except share and per share data.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by Extra Space Storage LLC and its subsidiaries to own, operate, manage, acquire, develop and redevelop professionally managed self-storage stores.

At December 31, 2014, we owned, had ownership interests in, or managed 1,088 operating stores in 35 states, Washington, D.C. and Puerto Rico. Of these 1,088 operating stores, we owned 557, we held joint venture interests in 271 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 260 stores that are owned by third parties. These operating stores contain approximately 80.4 million square feet of rentable space in approximately 725,000 units and currently serve a customer base of approximately 650,000 tenants.

Our stores are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These areas all enjoy above average population growth and income levels. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. A store is considered to be stabilized once it has achieved an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

To maximize the performance of our stores, we employ industry-leading revenue management systems. Developed by our management team, these systems enable us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more proactively manage revenues.

We derive substantially all of our revenues from rents received from tenants under leases at each of our wholly-owned stores, from management fees on the stores we manage for joint-venture partners and unaffiliated third parties, and from our tenant reinsurance program. Our management fee is generally equal to approximately 6.0% of cash collected from total revenues generated by the managed stores. We also receive an asset management fee of 0.5% of the total asset value from one of our joint ventures.

We operate in competitive markets, often where consumers have multiple stores from which to choose. Competition has impacted, and will continue to impact, our store results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the combination of our revenue management team and our industry-leading technology systems.

We continue to evaluate a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

•	Maximize the performance of our stores through strategic, efficient and proactive management. We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement more effective online marketing programs, which we believe will attract more customers to our stores at a lower net cost.

•	Acquire self-storage stores. Our acquisitions team continues to pursue the acquisition of multi-store portfolios and single stores that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We continue to see available acquisitions on which to bid and are seeing increasing prices. However, we remain a disciplined buyer and look for acquisitions that will strengthen our portfolio and increase stockholder value.

•	Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose stores would enhance our portfolio in the event an opportunity arises to acquire such stores.

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

CONSOLIDATION: Arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities (“VIEs”). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack the power, through voting or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to have a variable interest, or combination of variable interests, that provides the enterprise with a controlling financial interest in the VIE is considered the primary beneficiary and must consolidate the VIE.

We have concluded that under certain circumstances when we (1) enter into option agreements for the purchase of land or facilities from an entity and pay a non-refundable deposit, or (2) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, we have performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. As of December 31, 2014, we had no consolidated VIEs. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

In connection with our acquisition of stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. We measure the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on our historical experience with turnover in our facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.

Intangible lease rights include: (1) purchase price amounts allocated to leases on three stores that cannot be classified as ground or building leases; these rights are amortized to expense over the term of the leases; and (2) intangibles related to ground leases on five stores where the ground leases were assumed by the Company at rates that were different than the current market rates for similar leases. The value associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections.

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

Our management assesses annually whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired and when events or circumstances indicate that there may be impairment. An investment is impaired if management’s estimate of the fair value of the investment, using significant unobservable inputs, is less than its carrying value. To the extent impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

We have elected to treat one of our corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary (“TRS”). In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Overview

Results for the year ended December 31, 2014, included the operations of 828 stores (576 of which were consolidated and 252 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2013, which included the operations of 779 stores (525 of which were consolidated and 254 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
Revenues:
Property rental	$559,868	$446,682	$113,186	25.3%
Tenant reinsurance	59,072	47,317	11,755	24.8%
Management fees	28,215	26,614	1,601	6.0%

Total revenues	$647,155	$520,613	$126,542	24.3%

Property Rental—The change in property rental revenues consists primarily of an increase of $83,651 associated with acquisitions completed in 2014 and 2013. We acquired 51 operating stores during 2014 and 78 operating stores during 2013. In addition, revenues increased by $29,531 as a result of increases in occupancy and rental rates to existing customers at our stabilized stores. We have seen no significant increase in overall customer renewal rates and our average length of stay is approximately 12.9 months. For existing customers we generally seek to increase rental rates approximately 7% to 10% at least annually. Occupancy at our stabilized stores increased to 91.0% at December 31, 2014, as compared to 88.4% at December 31, 2013. Rental rates to new tenants increased by approximately 3.9% over the same period in the prior year.

Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to approximately 70.7% at December 31, 2014, compared to approximately 68.7% at December 31, 2013. In addition, we operated 1,088 stores at December 31, 2014, compared to 1,029 stores at December 31, 2013.

Management Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees generally represent 6.0% of cash collected from stores owned by third parties and unconsolidated joint ventures. The Company also earns an asset management fee from the Storage Portfolio I (“SPI”) joint venture, equal to 0.50% multiplied by the total asset value, provided certain conditions are met. The increase in management fees is due to increased revenues at the managed stores.

Expenses

The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
Expenses:
Property operations	$172,416	$140,012	$32,404	23.1%
Tenant reinsurance	10,427	9,022	1,405	15.6%
Acquisition related costs	9,826	8,618	1,208	14.0%
General and administrative	60,942	54,246	6,696	12.3%
Depreciation and amortization	115,076	95,232	19,844	20.8%

Total expenses	$368,687	$307,130	$61,557	20.0%

Property Operations—The increase in property operations expense consists primarily of an increase of $30,036 related to acquisitions completed in 2014 and 2013. We acquired 51 operating stores during the year ended December 31, 2014 and 78 operating stores during the year ended December 31, 2013.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change is due primarily to the increase in the number of stores we owned and/or managed. At December 31, 2014, we owned and/or managed 1,088 stores compared to 1,029 stores at December 31, 2013. In addition, there was an increase in overall customer participation to approximately 70.7% at December 31, 2014 from approximately 68.7% at December 31, 2013.

Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increase for the year ended December 31, 2014 when compared to the prior year was related primarily to the expense of $3,550 of defeasance costs paid in an acquisition in December 2014. This increase was offset by a decrease in the number of stores acquired. We acquired 51 operating stores during 2014, compared to 78 operating stores acquired during 2013.

General and Administrative—General and administrative expenses primarily include all expenses not related to our stores, including corporate payroll, travel and professional fees. The expenses are recognized as incurred. General and administrative expense increased over the prior year primarily as a result of the costs related to the management of additional stores. During the year ended December 31, 2014, we acquired 52 stores, 30 of which we did not previously manage. During the year ended December 31, 2013, we acquired 78 stores, 47 of which we did not previously manage. We did not observe any material trends specific to payroll, travel or other expense that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 51 operating stores during the year ended December 31, 2014, and 78 operating stores during the year ended December 31, 2013.

Other Income and Expenses

The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
Other income and expenses:
Gain (loss) on sale of real estate and earnout from prior acquisitions	$(10,285)	$960	$(11,245)	(1,171.4%)
Property casualty loss, net	(1,724)	—	(1,724)	100.0%
Loss on extinguishment of debt related to portfolio acquisition	—	(9,153)	9,153	(100.0%)
Interest expense	(81,330)	(71,630)	(9,700)	13.5%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(2,683)	(1,404)	(1,279)	91.1%
Interest income	1,607	749	858	114.6%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Equity in earnings of unconsolidated real estate ventures	10,541	11,653	(1,112)	(9.5%)
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	4,022	46,032	(42,010)	(91.3%)
Income tax expense	(7,570)	(9,984)	2,414	(24.2%)

Total other expense, net	$(82,572)	$(27,927)	$(54,645)	195.7%

Gain (Loss) on Sale of Real Estate and Earnout from Prior Acquisitions—During 2012, we acquired a portfolio of ten stores located in New Jersey and New York. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net rental income two years after the acquisition date. At the acquisition date, we believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental growth of the stores was significantly higher than expected, resulting in a payment to the sellers of $7,785. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on our consolidated statements of operations for the year ended December 31, 2014.

During 2011, we acquired a store located in Florida. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and we believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the stores is trending significantly higher than expected, we estimated that an additional earnout payment of $2,500 will be due to the seller. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on our consolidated statements of operations for the year ended December 31, 2014.

The gain on sale of real estate assets recorded for the year ended December 31, 2013 was related to two transactions: (1) we recorded a gain of $800 as a result of the condemnation of a portion of land in California that resulted from eminent domain, and (2) we recorded a gain of $160 as a result of the sale of one store in Florida for $3,250 in cash.

Property Casualty Loss, Net—In October 2014, a store located in Venice, California, was damaged by a fire. As a result, we recorded a loss, net of insurance recoveries, of $1,724.

Loss on Extinguishment of Debt Related to Portfolio Acquisition—The loss on extinguishment of debt occurred as part of a loan assumption and immediate defeasance upon closing of a portfolio acquisition during the year ended December 31, 2013.

Interest Expense—Interest expense increased due to the increase in total amount of debt outstanding. This increase was partially offset by a decrease in the average interest rate. At December 31, 2014, our total face value of debt was $2,379,657 compared to total face value of debt of $1,958,586 at December 31, 2013. The average interest rate was 3.4% as of December 31, 2014, compared to 3.8% as of December 31, 2013.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership, which reflects the 4.0% effective interest rate relative to the carrying amount of the liability. In June 2013, our Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes due 2033”).

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increase relates primarily to the increase in the average balance of notes receivable when compared to the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder—Represents interest on a $100,000 loan to the holder of the Operating Partnership’s Series A Participating Redeemable Preferred Units (the “Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The decrease was due to the acquisition of our joint venture partners’ interests in several joint ventures during 2013. There were 252 operating stores owned by unconsolidated real estate ventures as of December 31, 2014, compared to 254 stores as of December 31, 2013, and 280 as of December 31, 2012.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests—Between December 2013 and May 2014, as part of a larger acquisition, we acquired our joint venture partners’ 60% to 65% equity interests in six stores located in California. We previously held the remaining 35% to 40% interests in these stores through six separate joint ventures with affiliates of Grupe Properties Co. Inc. (“Grupe”). Prior to the acquisition, we accounted for our interests in these joint ventures as equity-method investments. We recognized a non-cash gain of $3,438 during the year ended December 31, 2014, as a result of re-measuring the fair value of our equity interest in one of these joint ventures held before the acquisition. During the year ended December 31, 2014, we recorded an additional gain of $584 as a result of the final cash distributions received from the other five joint ventures associated with the acquisitions that were completed during 2013. We recognized non-cash gains of $9,339 during the year ended December 31, 2013, which represented the increase in the fair values of our prior interests in the Grupe joint ventures from their formations to the acquisition dates.

On November 1, 2013, we acquired an additional 49% equity interest from our joint venture partners, which retained a 1% interest in the HSRE-ESP IA, LLC joint venture (“HSRE”) that owns 19 stores. This transaction resulted in a non-cash gain of $34,136, which represents the increase in the fair value of our 50% interest in HSRE from the formation of the joint venture to the acquisition date.

In February 2013, we acquired our partners’ equity interests in two joint ventures that each held one store. As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in the fair values of our prior interests in the joint ventures from their formations to the acquisition dates.

Income Tax Expense—The decrease in income tax expense relates primarily to a royalty charged to the insurance captive by the Operating Partnership for access to and use of customer lists and intellectual property. The effect of this change lowered the taxable income of the TRS.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(10,991)	$(8,006)	$(2,985)	37.3%
Net income allocated to Operating Partnership and other noncontrolling interests	(6,550)	(5,474)	(1,076)	19.7%

Total income allocated to noncontrolling interests:	$(17,541)	$(13,480)	$(4,061)	30.1%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—In December 2014, as part of the acquisition of a single store, our Operating Partnership issued 548,390 Series D Units. The Series D Units have a liquidation value of $25.00 per unit, and receive distributions at an annual rate of 5.0%.

Between In December 2013 and May 2014, as part of a portfolio acquisition, our Operating Partnership issued 704,016 Series C Convertible Redeemable Preferred Units (“Series C Units”). The Series C Units have a liquidation value of $42.10 per unit. From issuance until the fifth anniversary of issuance, the Series C Units receive distributions at an annual rate of $0.18 plus the then-payable quarterly distribution per common OP Unit.

In April 2014, as part of a single store acquisition, our Operating Partnership issued 333,360 Series B Redeemable Preferred Units (“Series B Units”). During August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued 1,342,727 Series B Units. The Series B Units have a liquidation value of $25.00 per unit and receive distributions at an annual rate of 6.0%.

Income allocated to the Preferred Operating Partnership noncontrolling interests for the year ended December 31, 2014 represents the fixed distributions paid to the holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.7% of the remaining net income allocated to the holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 3.5% and 3.6% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the years ended December 31, 2014 and 2013, respectively.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Overview

Results for the year ended December 31, 2013, included the operations of 779 stores (525 of which were consolidated and 254 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2012, which included the operations of 729 stores (449 of which were consolidated and 280 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
Revenues:
Property rental	$446,682	$346,874	$99,808	28.8%
Tenant reinsurance	47,317	36,816	10,501	28.5%
Management fees	26,614	25,706	908	3.5%

Total revenues	$520,613	$409,396	$111,217	27.2%

Property Rental—The change in property rental revenues consists primarily of an increase of $75,401 associated with acquisitions completed in 2013 and 2012. We acquired 78 stores during 2013 and 91 stores during 2012. In addition, revenues increased by $21,551 as a result of increases in occupancy and rental rates to existing customers at our stabilized stores. We have seen no significant increase in overall customer renewal rates; our average length of stay is approximately twelve months. For existing customers we generally seek to increase rental rates approximately 7% to 10% at least annually. Occupancy at our stabilized stores increased to 88.0% at December 31, 2013, as compared to 86.3% at December 31, 2012. Rental rates to new tenants increased by approximately 2.7% over the same period in the prior year.

Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to approximately 68.7% at December 31, 2013, compared to approximately 67.0% at December 31, 2012. In addition, we operated 1,029 stores at December 31, 2013, compared to 910 stores at December 31, 2012.

Management Fees—Our taxable REIT subsidiary, Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees generally represent 6.0% of cash collected from stores owned by third parties and unconsolidated joint ventures. We also earn an asset management fee from the SPI joint venture, equal to 0.50% multiplied by the total asset value, provided certain conditions are met.

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

Property Operations—The increase in property operations expense consists primarily of an increase of $24,335 related to acquisitions completed in 2013 and 2012. We acquired 78 stores during the year ended December 31, 2013 and 91 stores during the year ended December 31, 2012.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change is due primarily to the increase in the number of stores we owned and/or managed. At December 31, 2013, we owned and/or managed 1,029 stores compared to 910 stores at December 31, 2012. In addition, there was an increase in overall customer participation to approximately 68.7% at December 31, 2013 from approximately 67.0% at December 31, 2012.

Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increase for the year ended December 31, 2013 when compared to the prior year was related primarily to the expense of $2,441 of defeasance reimbursement costs paid to the seller in a store acquisition in December 2013.

General and Administrative—General and administrative expenses primarily include all expenses not related to our stores, including corporate payroll, travel and professional fees. The expenses are recognized as incurred. General and administrative expenses increased over the prior year primarily as a result of the costs related to the management of additional stores. During the year ended December 31, 2013, we acquired 78 stores, 47 of which we did not previously manage. We did not observe any material trends specific to payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 78 stores during the year ended December 31, 2013, and 91 stores during the year ended December 31, 2012.

Other Income and Expenses

The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
Other income and expenses:
Gain (loss) on sale of real estate and earnout from prior acquisitions	$960	$—	$960	100.0%
Loss on extinguishment of debt related to portfolio acquisition	(9,153)	—	(9,153)	100.0%
Interest expense	(71,630)	(71,850)	220	(0.3%)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,404)	(444)	(960)	216.2%
Interest income	749	1,816	(1,067)	(58.8%)
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Equity in earnings of unconsolidated real estate ventures	11,653	10,859	794	7.3%
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners' interests	46,032	30,630	15,402	50.3%
Income tax expense	(9,984)	(5,413)	(4,571)	84.4%

Total other expense, net	$(27,927)	$(29,552)	$1,625	(5.5%)

Gain (Loss) on Sale of Real Estate Assets and earnout from prior acquisitions—The gain on sale of real estate assets recorded for the year ended December 31, 2013 was related to two transactions: (1) we recorded a gain of $800 as a result of the condemnation of a portion of land in California that resulted from eminent domain, and (2) we recorded a gain of $160 as a result of the sale of one store in Florida for $3,250 in cash.

Loss on Extinguishment of Debt Related to Portfolio Acquisition—The loss on extinguishment of debt occurred as part of a loan assumption and immediate defeasance upon closing of a portfolio acquisition during the year ended December 31, 2013.

Interest Expense—Interest expense remained fairly constant as the increase in the total amount of debt outstanding was offset by a decrease in the average interest rate. At December 31, 2013, our total face value of debt was $1,958,586, compared to total face value of debt of $1,574,280 at December 31, 2012. The average interest rate was 3.8% as of December 31, 2013, compared to 4.2% as of December 31, 2012.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Our Operating Partnership had $87,663 of its 3.625% Exchangeable Senior Notes due 2027 (the “Notes due 2027”) outstanding prior to April 2012, when all of the Notes due 2027 were surrendered for exchange. In June 2013, our Operating Partnership issued $250,000 of its Notes due 2033.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The decrease relates primarily to the payoff of two note receivables in December 2012 when the related stores were purchased by us.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder—Represents interest on a $100,000 loan to the holder of the Series A Units.

Equity in Earnings of Unconsolidated Real Estate Ventures—The increase in equity in earnings of unconsolidated real estate ventures was due primarily to an increase in revenues at joint ventures, which resulted from higher occupancy and rental rates to new and existing customers. This increase was partially offset by a slight decrease in equity in earnings due to the acquisition of our joint venture partners’ interests in several joint ventures during 2012 and 2013.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests—In December 2013, we acquired our partners’ equity interest in five joint ventures that each held one store. Each of these joint venture partners was associated with Grupe. As a result of these transactions, we recorded non-cash gains of $9,339, which represents the increase in the fair values of our prior interests in the Grupe joint ventures from their formations to the acquisition dates.

On November 1, 2013, we acquired an additional 49% equity interest from our joint venture partners, which retained a 1% interest in HSRE. This transaction resulted in a non-cash gain of $34,136, which represents the increase in the fair value of our 50% interest in HSRE from the formation of the joint venture to the acquisition date.

In February 2013, we acquired our partners’ equity interests in two joint ventures that each held one store. As a result of the acquisitions, we recognized non-cash gains of $2,556, which represents the increase in the fair values of our prior interests in the joint ventures from their formations to the acquisition dates.

In December 2012, two joint ventures in which we held a 20% equity interest, each sold its only store. As a result of the sales, the joint ventures were dissolved, and we received cash proceeds which resulted in a gain of $1,409.

On November 30, 2012, we acquired our joint venture partner’s 80% interest in the Storage Portfolio Bravo II LLC joint venture (“SPB II”). This transaction resulted in a non-cash gain of $10,171, which represents the increase in fair value of our 20% interest in SPB II from the formation of the joint venture to the acquisition date.

On July 2, 2012, we acquired Prudential Real Estate Investors’ (“PREI®”) 94.9% interest in the ESS PRISA III LLC joint venture (“PRISA III”). This transaction resulted in a non-cash gain of $13,499, which represents the increase in fair value of our 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

In February 2012, a joint venture in which we held a 40% equity interest sold its only store. As a result of the sale, the joint venture was dissolved, and we received cash proceeds which resulted in a gain of $5,550.

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

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—In December 2013, as part of a portfolio acquisition, our Operating Partnership issued 407,996 Series C Units. The Series C Units have a liquidation value of $42.10 per unit. From issuance until the fifth anniversary of issuance, the Series C Units receive distributions at an annual rate of $0.18 plus the then-payable quarterly distribution per common OP Unit.

During August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued 1,342,727 Series B Units. The Series B Units have a liquidation value of $25.00 per unit and receive distributions at an annual rate of 6.0%.

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

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 3.6% and 2.9% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the years ended December 31, 2013 and 2012, respectively.

FUNDS FROM OPERATIONS

FFO provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of operating stores and impairment write-downs of depreciable real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in the consolidated financial statements.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Net income attributable to common stockholders	$178,355	$172,076	$117,309
Adjustments:
Real estate depreciation	96,819	78,943	64,301
Amortization of intangibles	12,394	11,463	6,763
(Gain) loss on sale of real estate and earnout from prior acquisitions	10,285	(960)	—
Unconsolidated joint venture real estate depreciation and amortization	4,395	5,676	7,014
Unconsolidated joint venture gain on purchase of partners’ interests	(4,022)	(46,032)	(30,630)
Distributions paid on Series A Preferred Operating Partnership units	(5,750)	(5,750)	(5,750)
Income allocated to Operating Partnership noncontrolling interests	17,530	13,431	10,349

Funds from operations	$310,006	$228,847	$169,356

SAME-STORE RESULTS

We consider our same-store portfolio to consist of only those stores which were wholly-owned at the beginning and at the end of the applicable periods presented that had achieved stabilization as of the first day of such period. The following tables present operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the stores shown below because these results provide information relating to store level operating changes without the effects of acquisitions or completed developments.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	For the Three Months Ended December 31,		Percent Change	For the Year Ended December 31,		Percent Change
	2014	2013		2014	2013
Same-store rental and tenant reinsurance revenues	$121,819	$113,546	7.3%	$477,884	$444,353	7.5%
Same-store operating and tenant reinsurance expenses	34,669	33,942	2.1%	139,835	135,547	3.2%

Same-store net operating income	$87,150	$79,604	9.5%	$338,049	$308,806	9.5%
Non same-store rental and tenant reinsurance revenues	$38,317	$21,684	76.7%	$141,056	$49,646	184.1%
Non same-store operating and tenant reinsurance expenses	$10,971	$5,832	88.1%	$43,008	$13,487	218.9%
Total rental and tenant reinsurance revenues	$160,136	$135,230	18.4%	$618,940	$493,999	25.3%
Total operating and tenant reinsurance expenses	$45,640	$39,774	14.7%	$182,843	$149,034	22.7%
Same-store square foot occupancy as of quarter end	91.4%	89.5%		91.4%	89.5%
Properties included in same-store	442	442		442	442

The increases in same-store rental and tenant reinsurance revenues for the three months and year ended December 31, 2014, as compared to the same periods ended December 31, 2013, were due primarily to an increase in occupancy, a decrease in discounts to new customers, and an average increase of 4.0% to 5.0% in incoming rates to new tenants. Expenses were higher for the year ended December 31, 2014 due to increases in office expense, property taxes and repairs and maintenance. These expenses were partially offset by a decrease in property insurance in the three months and year ended December 31, 2014.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	For the Three Months Ended December 31,		Percent Change	For the Year Ended December 31,		Percent Change
	2013	2012		2013	2012
Same-store rental and tenant reinsurance revenues	$88,056	$82,603	6.6%	$345,825	$321,962	7.4%
Same-store operating and tenant reinsurance expenses	26,071	25,704	1.4%	104,377	102,379	2.0%

Same-store net operating income	$61,985	$56,899	8.9%	$241,448	$219,583	10.0%
Non same-store rental and tenant reinsurance revenues	$47,174	$24,834	90.0%	$148,174	$61,728	140.0%
Non same-store operating and tenant reinsurance expenses	$13,703	$8,819	55.4%	$44,657	$19,518	128.8%
Total rental and tenant reinsurance revenues	$135,230	$107,437	25.9%	$493,999	$383,690	28.7%
Total operating and tenant reinsurance expenses	$39,774	$34,523	15.2%	$149,034	$121,897	22.3%
Same-store square foot occupancy as of quarter end	89.2%	87.9%		89.2%	87.9%

The increases in same-store rental and tenant reinsurance revenues for the three months and year ended December 31, 2013, as compared to the same periods ended December 31, 2012, were due primarily to an increase in average occupancy, a decrease in discounts to new customers, and an average increase of 2.0% to 3.0% in incoming rates to new tenants. The increases in same-store operating and tenant reinsurance expenses for the three months and year ended December 31, 2013 were primarily due to increases in payroll, property taxes and repairs and maintenance expenses.

CASH FLOWS

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Cash provided by operating activities was $337,581 and $271,259 for the years ended December 31, 2014 and 2013, respectively. The change when compared to the prior year was primarily due to a decrease of $42,594 in non-cash gains related to purchases of joint venture partners’ interests. There was also a $10,340 increase in net income and an increase in depreciation and amortization of $19,844. These increases were partially offset by a decrease in the loss on extinguishment of debt related to portfolio acquisition of $9,153.

Cash used in investing activities was $564,948 and $366,976 for the years ended December 31, 2014 and 2013, respectively. The change was primarily the result of an increase of $153,579 in the amount of cash used to acquire new stores in 2014 when compared to 2013. There was also an increase of $24,258 in cash used to purchase/issue notes receivable, and an increase of $17,062 in cash used in the development and redevelopment of real estate assets.

Cash provided by financing activities was $148,307 and $191,655 for the years ended December 31, 2014 and 2013, respectively. The net decrease was due to a number of factors, including a decrease of $205,988 in the cash proceeds received from the sale of common stock, a decrease of $246,250 in the proceeds from issuance of exchangeable senior notes, and an increase of $47,077 in cash paid as dividends on common stock. These decreases were offset by an increase of $335,479 in the proceeds from notes payable and lines of credit, and a decrease of $131,244 in principal payments on notes payable and lines of credit.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Cash provided by operating activities was $271,259 and $215,879 for the years ended December 31, 2013 and 2012, respectively. The change when compared to the prior year was primarily due to a $57,867 increase in net income. There was also an increase in depreciation and amortization of $20,779 and an increase of $9,153 in loss on extinguishment of debt related to portfolio acquisition. These increases were partially offset by an increase in the non-cash gain on the purchase of joint venture partners’ interests of $22,362.

Cash used in investing activities was $366,976 and $606,938 for the years ended December 31, 2013 and 2012, respectively. The change was primarily the result of a decrease of $249,061 in the amount of cash used to acquire new stores in 2013 when compared to 2012.

Cash provided by financing activities was $191,655 and $395,360 for the years ended December 31, 2013 and 2012, respectively. The net decrease was due to a number of factors, including a decrease of $223,600 in the cash proceeds received from the sale of common stock, a decrease of $492,078 in the proceeds from notes payable and lines of credit, and an increase in cash paid for dividends of $74,727. These decreases in cash were partially offset by an increase of $246,250 in proceeds received from the issuance of the Notes due 2033, a decrease of $257,459 in cash used for principal payments on notes payable and lines of credit, including defeasance, and an increase of $87,663 in cash paid to repurchase the Notes due 2027.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had $47,663 available in cash and cash equivalents. We intend to use this cash for acquisitions, to repay debt scheduled to mature in 2015 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2014, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of December 31, 2014
Line of Credit	Amount Drawn (1)	Capacity (1)	Interest Rate	Origination Date	Maturity	Basis Rate (2)	Notes
Credit Line 1	$7,000	$85,000	2.1%	6/4/2010	6/3/2016	LIBOR plus 1.9%	(3)
Credit Line 2	41,000	50,000	1.9%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(4)
Credit Line 3	50,000	80,000	1.9%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(4)
Credit Line 4	40,000	50,000	1.8%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(4)

	$138,000	$265,000

(1)	Amounts in thousands
(2)	30-day USD LIBOR
(3)	One two-year extension available
(4)	Two one-year extensions available

As of December 31, 2014, we had $2,379,657 face value of debt, resulting in a debt to total capitalization ratio of 24.8%. As of December 31, 2014, the ratio of total fixed rate debt and other instruments to total debt was 64.5% (including $771,533 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2014 was 3.4%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2014.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of OP Units and interest on our outstanding indebtedness out of our operating cash flow, cash on hand and borrowings under our Credit Lines. In addition, we are pursuing additional term loans secured by unencumbered stores.

Our liquidity needs consist primarily of cash distributions to stockholders, store acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We may from time to time seek to repurchase our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We do not expect that our operating cash flow will be sufficient to fund our liquidity needs and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, joint ventures with third parties, and from the proceeds of public and private offerings of equity and debt. Additional capital may not be available on terms favorable to us or at all. Any additional issuance of equity or equity-linked securities may result in dilution to our stockholders. In addition, any new securities we issue could have rights, preferences and privileges senior to holders of our common stock. We may also use OP Units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on future payments due by period as of December 31, 2014:

	Payments due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$65,386	$6,125	$8,782	$5,186	$45,293
Notes payable, notes payable to trusts and lines of credit
Interest	349,846	74,769	108,613	60,603	105,861
Principal	2,379,657	251,466	799,641	824,089	504,461

Total contractual obligations	$2,794,889	$332,360	$917,036	$889,878	$655,615

The operating leases above include minimum future lease payments on leases for 17 of our operating stores as well as leases of our corporate offices. Two ground leases include additional contingent rental payments based on the level of revenue achieved at the store.

As of December 31, 2014, the weighted average interest rate for all fixed rate loans was 4.1%, and the weighted average interest rate on all variable rate loans was 2.0%.

FINANCING STRATEGY

We will continue to employ leverage in our capital structure in amounts reviewed from time to time by our board of directors. Although our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, we will consider factors including but not limited to:

•	the interest rate of the proposed financing;

•	the extent to which the financing impacts flexibility in managing our stores;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of stores acquired with debt financing;

•	long-term objectives with respect to the financing;

•	target investment returns;

•	the ability of particular stores, and our Company as a whole, to generate cash flow sufficient to cover expected debt service payments;

•	overall level of consolidated indebtedness;

•	timing of debt and lease maturities;

•	provisions that require recourse and cross-collateralization;

•	corporate credit ratios including debt service coverage, debt to total capitalization and debt to undepreciated assets; and

•	the overall ratio of fixed and variable rate debt.

Our indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is non-recourse, the collateral will be limited to the particular stores to which the indebtedness relates. In addition, we may invest in stores subject to existing loans collateralized by mortgages or similar liens on our stores, or may refinance stores acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing stores, for general working capital or to purchase additional interests in partnerships or joint ventures or for other purposes when we believe it is advisable.

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

As of December 31, 2014, we had approximately $2,379,657 in total face value debt, of which approximately $845,764 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $8,081 annually.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework”) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 2, 2015

Extra Space Storage Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets:
Real estate assets, net	$4,135,696	$3,636,544
Investments in unconsolidated real estate ventures	85,711	88,125
Cash and cash equivalents	47,663	126,723
Restricted cash	25,245	21,451
Receivables from related parties and affiliated real estate joint ventures	11,778	7,542
Other assets, net	96,014	96,755

Total assets	$4,402,107	$3,977,140

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,872,067	$1,588,596
Premium on notes payable	3,281	4,948
Exchangeable senior notes	250,000	250,000
Discount on exchangeable senior notes	(13,054)	(16,487)
Notes payable to trusts	119,590	119,590
Lines of credit	138,000	—
Accounts payable and accrued expenses	65,521	60,601
Other liabilities	54,719	37,997

Total liabilities	2,490,124	2,045,245

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,360,239 and 115,755,527 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,163	1,157
Paid-in capital	1,995,484	1,973,159
Accumulated other comprehensive income (loss)	(1,484)	10,156
Accumulated deficit	(257,738)	(226,002)

Total Extra Space Storage Inc. stockholders’ equity	1,737,425	1,758,470
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	81,152	80,947
Noncontrolling interests in Operating Partnership	92,422	91,453
Other noncontrolling interests	984	1,025

Total noncontrolling interests and equity	1,911,983	1,931,895

Total liabilities, noncontrolling interests and equity	$4,402,107	$3,977,140

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

	For the Year Ended December 31,
	2014	2013	2012
Revenues:
Property rental	$559,868	$446,682	$346,874
Tenant reinsurance	59,072	47,317	36,816
Management fees	28,215	26,614	25,706

Total revenues	647,155	520,613	409,396

Expenses:
Property operations	172,416	140,012	114,028
Tenant reinsurance	10,427	9,022	7,869
Acquisition related costs	9,826	8,618	5,351
General and administrative	60,942	54,246	50,454
Depreciation and amortization	115,076	95,232	74,453

Total expenses	368,687	307,130	252,155

Income from operations	278,468	213,483	157,241
Gain (loss) on sale of real estate and earnout from prior acquisitions	(10,285)	960	—
Property casualty loss, net	(1,724)	—	—
Loss on extinguishment of debt related to portfolio acquisition	—	(9,153)	—
Interest expense	(81,330)	(71,630)	(71,850)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(2,683)	(1,404)	(444)
Interest income	1,607	749	1,816
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	4,850

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	188,903	137,855	91,613
Equity in earnings of unconsolidated real estate ventures	10,541	11,653	10,859
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	4,022	46,032	30,630
Income tax expense	(7,570)	(9,984)	(5,413)

Net income	195,896	185,556	127,689
Net income allocated to Preferred Operating Partnership noncontrolling interests	(10,991)	(8,006)	(6,876)
Net income allocated to Operating Partnership and other noncontrolling interests	(6,550)	(5,474)	(3,504)

Net income attributable to common stockholders	$178,355	$172,076	$117,309

Earnings per common share
Basic	$1.54	$1.54	$1.15

Diluted	$1.53	$1.53	$1.14

Weighted average number of shares
Basic	115,713,807	111,349,361	101,766,385
Diluted	121,435,267	113,105,094	103,767,365

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$195,896	$185,556	$127,689
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(12,061)	25,335	(6,587)

Total comprehensive income	183,835	210,891	121,102
Less: comprehensive income attributable to noncontrolling interests	17,120	14,386	10,130

Comprehensive income attributable to common stockholders	$166,715	$196,505	$110,972

See accompanying notes

Extra Space Storage Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating					Accumulated Other Comprehensive	Accumulated	Total Noncontrolling Interests and

	Series A	Series B	Series C	Series D	Partnership	Other	Shares	Par Value	Paid-in Capital	Income	Deficit	Equity
Balances at December 31, 2011	$29,695	$—	$—	$—	$24,018	$1,101	94,783,590	$948	$1,290,021	$(7,936)	$(264,086)	$1,073,761
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	768,853	7	10,260	—	—	10,267
Restricted stock grants issued	—	—	—	—	—	—	182,052	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	—	—	—	(16,792)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	14,030,000	140	429,448	—	—	429,588
Issuance of common stock related to settlement of exchangeable senior notes	—	—	—	—	—	—	684,685	7	—	—	—	7
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,356	—	—	4,356
New issuance of Operating Partnership units	—	—	—	—	429	—	—	—	—	—	—	429
Redemption of Operating Partnership units for common stock	—	—	—	—	(2,479)	—	304,817	3	2,476	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	—	(155)	—	—	—	—	—	—	(155)
Net income	6,876	—	—	—	3,473	31	—	—	—	—	117,309	127,689
Other comprehensive loss	(61)	—	—	—	(189)	—	—	—	—	(6,337)	—	(6,587)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	3,476	—	—	3,476
Distributions to Operating Partnership units held by noncontrolling interests	(6,592)	—	—	—	(2,605)	—	—	—	—	—	—	(9,197)
Distributions to other noncontrolling interests	—	—	—	—	—	(18)	—	—	—	—	—	(18)
Dividends paid on common stock at $0.85 per share	—	—	—	—	—	—	—	—	—	—	(88,287)	(88,287)

Balances at December 31, 2012	$29,918	$—	$—	$—	$22,492	$1,114	110,737,205	$1,107	$1,740,037	$(14,273)	$(235,064)	$1,545,331

Extra Space Storage Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating					Accumulated Other Comprehensive	Accumulated	Total Noncontrolling Interests and

	Series A	Series B	Series C	Series D	Partnership	Other	Shares	Par Value	Paid-in Capital	Income	Deficit	Equity
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	391,543	4	5,892	—	—	5,896
Restricted stock grants issued	—	—	—	—	—	—	137,602	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(23,323)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	4,500,000	45	205,943	—	—	205,988
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,819	—	—	4,819
Purchase of additional equity interests in existing consolidated joint ventures	—	—	—	—	—	(1,008)	—	—	(1,481)	—	—	(2,489)
Noncontrolling interest related to consolidated joint venture	—	—	—	—	—	870	—	—	—	—	—	870
Issuance of exchangeable senior notes—equity component	—	—	—	—	—	—	—	—	14,496	—	—	14,496
Issuance of Operating Partnership units in conjunction with store acquisitions	—	33,568	17,177	—	68,471	—	—	—	—	—	—	119,216
Redemption of Operating Partnership units for common stock	—	—	—	—	(260)	—	12,500	—	260	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	—	(41)	—	—	—	—	—	—	(41)
Net income	7,255	673	78	—	5,425	49	—	—	—	—	172,076	185,556
Other comprehensive income	214	—	—	—	692	—	—	—	—	24,429	—	25,335
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	3,193	—	—	3,193
Distributions to Operating Partnership units held by noncontrolling interests	(7,185)	(673)	(78)	—	(5,326)	—	—	—	—	—	—	(13,262)
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on common stock at $1.45 per share	—	—	—	—	—	—	—	—	—	—	(163,014)	(163,014)

Balances at December 31, 2013	$30,202	$33,568	$17,177	$—	$91,453	$1,025	115,755,527	$1,157	$1,973,159	$10,156	$(226,002)	$1,931,895

Extra Space Storage Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating					Accumulated Other Comprehensive	Accumulated	Total Noncontrolling Interests and

	Series A	Series B	Series C	Series D	Partnership	Other	Shares	Par Value	Paid-in Capital	Income	Deficit	Equity
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	211,747	2	3,093	—	—	3,095
Restricted stock grants issued	—	—	—	—	—	—	117,370	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(23,595)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,984	—	—	4,984
Issuance of Operating Partnership units in conjunction with store acquisitions	—	8,334	13,783	13,710	2,982	—	—	—	—	—	—	38,809
Redemption of Operating Partnership units for common stock	(10,240)	—	—	—	(398)	—	299,190	3	10,635	—	—	—
Redemption of Operating Partnership units for cash	(4,794)	—	—	—	—	—	—	—	—	—	—	(4,794)
Issuance of note receivable to Series C unit holders	—	—	(20,230)	—	—	—	—	—	—	—	—	(20,230)
Net income	7,036	2,387	1,551	17	6,538	12	—	—	—	—	178,355	195,896
Other comprehensive income	(74)	—	—	—	(347)	—	—	—	—	(11,640)	—	(12,061)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	3,613	—	—	3,613
Distributions to Operating Partnership units held by noncontrolling interests	(7,321)	(2,386)	(1,551)	(17)	(7,806)	—	—	—	—	—	—	(19,081)
Distributions to other noncontrolling interests	—	—	—	—	—	(53)	—	—	—	—	—	(53)
Dividends paid on common stock at $1.81 per share	—	—	—	—	—	—	—	—	—	—	(210,091)	(210,091)

Balances at December 31, 2014	$14,809	$41,903	$10,730	$13,710	$92,422	$984	116,360,239	$1,163	$1,995,484	$(1,484)	$(257,738)	$1,911,983

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$195,896	$185,556	$127,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,076	95,232	74,453
Amortization of deferred financing costs	6,592	5,997	5,889
Loss on earnout related to prior acquisition	2,500	—	—
Property casualty loss	1,724	—	—
Loss on extinguishment of debt related to portfolio acquisition	—	9,153	—
Gain on sale of real estate assets	—	(960)	—
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	2,683	1,404	444
Non-cash interest benefit related to amortization of premium on notes payable	(3,079)	(1,194)	(1,270)
Compensation expense related to stock-based awards	4,984	4,819	4,356
Gain on purchase of joint venture partners’ interests	(3,438)	(46,032)	(23,670)
Distributions from unconsolidated real estate ventures in excess of earnings	4,510	4,838	2,581
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	71	1,277	7,439
Other assets	(1,498)	8,725	8,746
Accounts payable and accrued expenses	4,920	8,302	7,220
Other liabilities	6,640	(5,858)	2,002

Net cash provided by operating activities	337,581	271,259	215,879

Cash flows from investing activities:
Acquisition of real estate assets	(503,538)	(349,959)	(601,727)
Development and redevelopment of real estate assets	(23,528)	(6,466)	(3,759)
Proceeds from sale of real estate assets	—	6,964	—
Investments in unconsolidated real estate ventures	—	(1,516)	(1,423)
Return of investment in unconsolidated real estate ventures	—	—	2,421
Change in restricted cash	(3,794)	(4,475)	8,792
Issuance of notes receivable	(29,258)	(5,000)	(7,875)
Purchase of equipment and fixtures	(4,830)	(6,524)	(3,367)

Net cash used in investing activities	(564,948)	(366,976)	(606,938)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	205,988	429,588
Net proceeds from the issuance of exchangeable senior notes	—	246,250	—
Proceeds from notes payable and lines of credit	917,664	582,185	1,074,263
Principal payments on notes payable and lines of credit	(533,128)	(664,372)	(921,831)
Deferred financing costs	(5,305)	(7,975)	(11,607)
Repurchase of exchangeable senior notes	—	—	(87,663)
Redemption of Operating Partnership units held by noncontrolling interest	(4,794)	(41)	(155)
Net proceeds from exercise of stock options	3,095	5,896	10,267
Dividends paid on common stock	(210,091)	(163,014)	(88,287)
Distributions to noncontrolling interests	(19,134)	(13,262)	(9,215)

Net cash provided by financing activities	148,307	191,655	395,360

Net (decrease) increase in cash and cash equivalents	(79,060)	95,938	4,301
Cash and cash equivalents, beginning of the period	126,723	30,785	26,484

Cash and cash equivalents, end of the period	$47,663	$126,723	$30,785

Supplemental schedule of cash flow information
Interest paid	$75,218	$66,705	$65,687
Income taxes paid	3,418	1,916	831

Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$10,638	$260	$2,479
Common stock and paid-in capital	(10,638)	(260)	(2,479)
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$3,613	$3,193	$3,476
Paid-in capital	(3,613)	(3,193)	(3,476)
Acquisitions of real estate assets
Real estate assets, net	$77,156	$331,230	$159,297
Notes payable assumed	(38,347)	(110,803)	(150,284)
Notes payable assumed and immediately defeased	—	(98,960)	—
Notes payable issued to seller	—	—	(8,584)
Value of Operating Partnership units issued	(38,809)	(119,216)	(429)
Receivables from related parties and affiliated real estate joint ventures	—	(2,251)	—

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(amounts in thousands, except store and share data)

1.	DESCRIPTION OF BUSINESS

Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland Corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2014, the Company had direct and indirect equity interests in 828 storage facilities. In addition, the Company managed 260 stores for third parties bringing the total number of stores which it owns and/or manages to 1,088. These stores are located in 35 states, Washington, D.C. and Puerto Rico.

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. The rental operations activities include rental operations of stores in which we have an ownership interest. No single tenant accounts for more than 5.0% of rental income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s stores. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling stores.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly- or majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company accounts for arrangements that are not controlled through voting or similar rights as variable interest entities (“VIEs”). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack the power, through voting or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to have a variable interest, or combination of variable interests, that provides the enterprise with a controlling financial interest in the VIE, is considered the primary beneficiary and must consolidate the VIE.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

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

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the Financial Accounting Standard Board’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize

Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets—Cash Flow Hedge Swap Agreements	$3,583	$—	$3,583	$—
Other liabilities—Cash Flow Hedge Swap Agreements	$(3,533)	$—	$(3,533)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2014. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2014 or 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets held for use are evaluated by the Company for impairment when events or circumstances indicate that there may be impairment. The Company reviews each store at least annually to determine if any such events or circumstances have occurred or exist. The Company focuses on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, the Company determines whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, the Company reviews stores in the lease-up stage and compares actual operating results to original projections.

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

The Company assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired annually and when events or circumstances indicate that there may be impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

As of December 31, 2014 and 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2014 and 2013, approximate fair value.

The fair values of the Company’s notes receivable from Preferred Operating Partnership unit holders was based on the discounted estimated future cash flow of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$126,380	$120,230	$103,491	$100,000
Fixed rate notes payable and notes payable to trusts	$1,320,370	$1,283,893	$1,365,290	$1,368,885
Exchangeable senior notes	$276,095	$250,000	$251,103	$250,000

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

In connection with the Company’s acquisition of stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, are determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.

Intangible lease rights represent: (1) purchase price amounts allocated to leases on three stores that cannot be classified as ground or building leases; these rights are amortized to expense over the life of the leases and (2) intangibles related to ground leases on five stores where the leases were assumed by the Company at rates that were lower than the current market rates for similar leases. The values associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

Investments in Real Estate Ventures

The Company’s investments in real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements.

Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets), in which case it is reported as an investing activity.

Cash and Cash Equivalents

The Company’s cash is deposited with financial institutions located throughout the United States and at times may exceed federally insured limits. The Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

Other Assets

Other assets consist primarily of equipment and fixtures, deferred financing costs, customer accounts receivable, investments in trusts, notes receivable, other intangible assets, income taxes receivable, deferred tax assets, prepaid expenses and the fair value of interest rate swaps. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. Deferred financing costs are amortized to interest expense using the effective interest method over the terms of the respective debt agreements.

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

Risk Management and Use of Financial Instruments

In the normal course of its ongoing business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of stores due to changes in rental rates, interest rates or other market factors affecting the value of stores held by the Company. The Company has entered into interest rate swap agreements to manage a portion of its interest rate risk.

Exchange of Common Operating Partnership Units

Redemption of common Operating Partnership units for shares of common stock, when redeemed under the original provisions of the Operating Partnership agreement, are accounted for by reclassifying the underlying net book value of the units from noncontrolling interest to the Company’s equity. The difference between the fair value of the consideration paid and the adjustment to the carrying amount of the noncontrolling interest is recognized as additional paid in capital for the Company.

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

Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of two thousand dollars to ten thousand dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2014, the average insurance coverage for tenants was approximately $2,540. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant. The Company purchases reinsurance for losses exceeding a set amount for any one event. The Company does not currently have any amounts recoverable under the reinsurance arrangements.

Real Estate Sales

In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.

Advertising Costs

The Company incurs advertising costs primarily attributable to internet, directory and other advertising. These costs are expensed as incurred. The Company recognized $8,370, $6,482, and $6,026 in advertising expense for the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2014, 0.0% (unaudited) of all distributions to stockholders qualified as a return of capital.

The Company has elected to treat its corporate subsidiary, Extra Space Management, Inc. (“ESMI”), as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. ESM Reinsurance Limited, a wholly-owned subsidiary of ESMI, generates income from insurance premiums that are subject to corporate federal income tax and state insurance premiums tax.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2014 and 2013, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2014 and 2013, the Company had no interest or penalties related to uncertain tax provisions.

Stock-Based Compensation

The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards granted are valued at fair value and any compensation element is recognized on a straight line basis over the service periods of each award.

Earnings Per Common Share

Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series C Convertible Redeemable Preferred Units (“Series C Units”), Series D Redeemable Preferred Units (“Series D Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the years ended December 31, 2014, 2013 and 2012, options to purchase approximately 27,374 shares, 44,958 shares and 57,335 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive. As of December 31, 2014, 764,385 Series B Units, 489,366 Series C Units and 6,492 Series D Units were excluded from the computation of earnings per share as their effect would have been anti-dilutive. As of December 31, 2013, 3,334,956 OP Units, 257,266 Series B Units and 33,302 Series C Units were excluded from the computation of earnings per share as their effect would have been anti-dilutive. As of December 31, 2012, 2,755,650 OP Units were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The Company’s Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes due 2033”) issued and outstanding as of December 31, 2014. The Notes due 2033 could potentially have a dilutive impact on the Company’s earnings per share calculations. The Notes due 2033 are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes due 2033. The exchange price of the Notes due 2033 was $55.62 per share as of December 31, 2014, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes due 2033 relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock. Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the year ended December 31, 2014, 130,883 shares related to the Notes due 2033 were included in the computation for diluted earnings per share. For the year ended December 31, 2013, no shares related to the Notes due 2033 were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period.

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

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of December 31, 2014 of $41,902 by the closing price of the Company’s common stock as of December 31, 2014 of $58.64 per share. Assuming full exchange for common shares as of December 31, 2014, 714,566 shares would have been issued to the holders of the Series B Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series C Units into common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of December 31, 2014 of $29,639 by the closing price of the Company’s common stock as of December 31, 2014 of $58.64 per share. Assuming full exchange for common shares as of December 31, 2014, 505,441 shares would have been issued to the holders of the Series C Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series D Units into common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series D Units outstanding as of December 31, 2014 of $13,710 by the closing price of the Company’s common stock as of December 31, 2014 of $58.64 per share. Assuming full exchange for common shares as of December 31, 2014, 233,795 shares would have been issued to the holders of Series D Units.

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2014	2013	2012
Net income attributable to common stockholders	$178,355	$172,076	$117,309
Earnings and dividends allocated to participating securities	(490)	(567)	(279)

Earnings for basic computations	177,865	171,509	117,030
Earnings and dividends allocated to participating securities	—	567	279
Income allocated to noncontrolling interest—Preferred Operating Partnership (Series A Units) and Operating Partnership	13,575	7,255	6,876
Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership (Series A Units)	(5,586)	(5,750)	(5,750)

Net income for diluted computations	$185,854	$173,581	$118,435

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	115,713,807	111,349,361	101,766,385
Series A Units	961,747	989,980	989,980
OP Units	4,335,837	—	—
Unvested restricted stock awards included for treasury stock method	—	425,705	523,815
Shares related to exchangeable senior notes and dilutive stock options	423,876	340,048	487,185

Average number of common shares outstanding—diluted	121,435,267	113,105,094	103,767,365
Earnings per common share
Basic	$1.54	$1.54	$1.15
Diluted	$1.53	$1.53	$1.14

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenues from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements.

3.	REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	December 31, 2014	December 31, 2013
Land—operating	$1,132,175	$1,009,500
Land—development	21,062	10,421
Buildings and improvements	3,487,935	3,032,218
Intangible assets—tenant relationships	72,293	65,811
Intangible lease rights	8,697	8,698

	4,722,162	4,126,648
Less: accumulated depreciation and amortization	(604,336)	(496,754)

Net operating real estate assets	4,117,826	3,629,894
Real estate under development/redevelopment	17,870	6,650

Net real estate assets	$4,135,696	$3,636,544

Real estate assets held for sale included in net real estate assets	$—	$5,625

The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $12,996, $12,065 and $7,177, for the years ended December 31, 2014, 2013 and 2012, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 4 to 47 years.

4.	PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisition of operating stores for the years ended December 31, 2014 and 2013, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid									Acquisition Date Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non-cash gain	Notes Issued to/ from Seller	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed (1)	Notes
Florida	4	12/23/2014	$32,954	$19,122	$—	$—	$—	$—	$122	$13,710	548,390	$12,502	$19,640	$482	$330
New Jersey, Virginia	5	12/18/2014	47,747	42,167	—	—	—	—	5,580	—	—	4,259	42,440	688	360	(2)
New York	1	12/11/2014	20,115	20,125	—	—	—	—	(10)	—	—	12,085	7,665	—	365	(3)
North Carolina, South Carolina, Texas	7	12/11/2014	60,279	60,086	—	—	—	—	193	—	—	19,661	36,339	876	3,403	(4)
California	1	12/9/2014	9,298	6,300	—	—	—	—	15	2,983	50,620	4,508	4,599	178	13
Colorado	1	10/24/2014	6,253	6,202	—	—	—	—	51	—	—	2,077	4,087	82	7
Georgia	1	10/22/2014	11,030	11,010	—	—	—	—	20	—	—	588	10,295	121	26
Florida	1	9/3/2014	4,259	4,225	—	—	—	—	34	—	—	529	3,604	81	45
Texas	1	8/8/2014	11,246	6,134	5,157	—	—	—	(45)	—	—	1,047	9,969	181	49
Georgia	1	8/6/2014	11,337	11,290	—	—	—	—	47	—	—	1,132	10,080	111	14
North Carolina	1	6/18/2014	7,310	7,307	—	—	—	—	3	—	—	2,940	4,265	93	12
California	1	5/28/2014	17,614	294	14,079	—	—	—	(92)	3,333	69,735	4,707	12,604	265	38
Washington	1	4/30/2014	4,388	4,388	—	—	—	—	—	—	—	437	3,808	102	41
California	3	4/25/2014	35,275	2,726	19,111	3,438	—	129	(580)	10,451	226,285	6,853	27,666	579	177	(5)
Florida	1	4/15/2014	10,186	10,077	—	—	—	—	109	—	—	1,640	8,358	149	39
Georgia	1	4/3/2014	23,649	15,158	—	—	—	—	157	8,334	333,360	2,961	19,819	242	627
Alabama	1	3/20/2014	13,813	13,752	—	—	—	—	61	—	—	2,381	11,224	200	8
Connecticut	1	3/17/2014	15,138	15,169	—	—	—	—	(31)	—	—	1,072	14,028	—	38
California	1	3/4/2014	7,000	6,974	—	—	—	—	26	—	—	2,150	4,734	113	3	(6)
Texas	1	2/5/2014	14,191	14,152	—	—	—	—	39	—	—	1,767	12,368	38	18
Virginia	17	1/7/2014	200,588	200,525	—	—	—	—	63	—	—	53,878	142,840	2,973	897

2014 Totals	52		$563,670	$477,183	$38,347	$3,438	$—	$129	$5,762	$38,811	1,228,390	$139,174	$410,432	$7,554	$6,510

Texas	1	12/9/2013	$4,616	$4,610	$—	$—	$—	$—	$6	$—	—	$2,033	$2,495	$70	$18
Hawaii	1	12/6/2013	8,029	7,987	—	—	—	—	42	—	—	—	7,776	218	35
California	2	12/3/2013	24,334	16,588	—	4,208	—	(1,263)	67	4,734	112,446	6,061	15,402	392	2,479	(7)
California	6	12/2/2013	48,514	26,114	4,342	5,131	—	311	173	12,443	295,550	8,859	38,347	864	444	(7)
Florida	2	11/8/2013	27,547	27,572	—	—	—	—	(25)	—	—	3,909	23,221	374	43
Florida	1	11/7/2013	10,500	10,460	—	—	—	—	40	—	—	2,108	8,028	161	203
Various states	16	11/4/2013	96,711	98,424	—	—	—	—	(1,713)	—	—	24,248	70,160	1,874	429
Various states	19	11/1/2013	187,825	43,475	99,339	34,137	—	12,373	(1,499)	—	—	85,123	99,500	3,203	1	(8)
Georgia	1	10/15/2013	12,414	12,382	—	—	—	—	32	—	—	1,773	10,456	174	11
North Carolina	1	10/15/2013	5,535	5,519	—	—	—	—	16	—	—	3,614	1,788	126	7
California	1	9/26/2013	10,928	4,791	—	—	—	—	51	6,086	177,107	3,138	7,429	181	180	(9)
California	19	8/29/2013	186,427	96,085	—	—	—	—	519	89,823	2,613,728	100,446	81,830	2,997	1,154	(9)
Arizona	2	7/25/2013	9,313	9,183	—	—	—	—	130	—	—	2,001	7,110	192	10
Maryland	1	6/10/2013	13,688	419	7,122	—	—	—	17	6,130	143,860	2,160	11,340	—	188
Texas	1	5/8/2013	7,104	7,057	—	—	—	—	47	—	—	1,374	5,636	86	8
Hawaii	2	5/3/2013	27,560	27,491	—	—	—	—	69	—	—	5,991	20,976	438	155
Illinois	1	2/13/2013	11,083	7,592	—	341	2,251	1,173	(274)	—	—	1,318	9,485	190	90
Maryland	1	2/13/2013	12,321	8,029	—	2,215	—	2,273	(196)	—	—	1,266	10,789	260	6

2013 Totals	78		$704,449	$413,778	$110,803	$46,032	$2,251	$14,867	$(2,498)	$119,216	3,342,691	$255,422	$431,768	$11,800	$5,461

(1)	This column represents costs paid at closing. The amounts shown exclude other acquisition costs paid before or after the closing date.
(2)	Included in Net Liabilities/(Assets) Assumed is a $5,400 liability related to an earnout provision.
(3)	This represents the acquisition of a non-operating property that the Company plans to convert to a self-storage store.
(4)	Included in closing costs is approximately $3,271 of defeasance costs.
(5)	The Company previously held no equity interest in two of the three properties acquired. The Company acquired its joint venture partner’s 60% interest in an existing joint venture which held one property in California, resulting in full ownership by the Company. Prior to the acquisition date, the Company accounted for its 40% interest in this joint venture as an equity method investment. The total acquisition date fair value of the previous equity interest was approximately $3,567 and is included as consideration transferred. The Company recognized a non-cash gain of $3,438 as a result of remeasuring its prior equity interest in this joint venture held before the acquisition. The three properties were acquired in exchange for approximately $2,726 of cash and 226,285 Series C Units valued at $10,451.
(6)	This property was owned by Spencer F. Kirk, the Company’s Chief Executive Officer, and Kenneth M. Woolley, the Company’s Executive Chairman. The Company acquired the building on March 4, 2014. In a separate transaction on March 5, 2014, the Company acquired the land for $2,150 from a third party unrelated to the Company’s executives and terminated the existing ground lease.
(7)	This represents the acquisition of eight properties. The Company previously held no equity interest in three of the properties. For the remaining five, the Company acquired its joint venture partners’ 65% interests in five joint ventures, each of which held one property in California, resulting in full ownership by the Company. Prior to the acquisition date the Company accounted for its 35% interests in these joint ventures as equity-method investments. The total acquisition date fair value of the previous equity interests was approximately $8,400 and is included as consideration transferred. The Company recognized non-cash gains of $9,339 as a result of re-measuring its prior equity interests in these joint ventures held before the acquisition. The eight were acquired in exchange for approximately $42,702 of cash and 407,996 Series C Units valued at $17,177.
(8)	This represents the acquisition of a joint venture partner’s 49% interest in HSRE-ESP IA, LLC (“HSRE”), an existing joint venture, for $43,475 in cash and the assumption of a $96,516 loan. The result of this acquisition is that the Company owns a 99% interest in HSRE. The joint venture partner retained a 1% interest, which is included in other noncontrolling interests on the Company’s consolidated balance sheets. HSRE owns 19 properties in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia. prior to the acquisition date, the Company accounted for its 50% interest in the joint venture as an equity-method investment. The acquisition date fair value of the previous equity interest was approximately $43,500 which was calculated based on the fair value of the assets in the joint venture, and is included as consideration transferred. The Company recognized a non-cash gain of $34,137 as a result of re-measuring its prior equity interest in HSRE held before the acquisition.

The properties are now consolidated as the Company owns the majority interest in the joint venture. A premium of $2,823 on the debt assumed was recorded in order to record the loan at fair value on the date of purchase. This premium is included in premiums on notes payable in the consolidated balance sheets and will be amortized to interest expense over the remaining term of the loan.

(9)	On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 self-storage facilities affiliated with All Aboard Mini Storage, all of which are located in California. On September 26, 2013, the Operating Partnership completed the purchase of the remaining facility. These properties were acquired in exchange for $100,876 in cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,568 and 1,448,108 common OP Units valued at $62,341. In accordance with ASC 805, “Business Combinations,” the assumed debt was recorded at its fair value as of the closing date. The difference between the price paid to extinguish the debt, which included $9,153 of defeasance costs, and the carrying value of the debt was recorded as loss on extinguishment of debt related to portfolio acquisition on the Company’s Consolidated Statements of Operations.

On December 11, 2013, the Company sold 50% of its ownership in a parcel of undeveloped land held for sale located in California for $2,025. The buyer holds their 50% interest as a tenant in common. No gain or loss was recorded as a result of the sale. As the Company’s interest is now held as a tenant in common, the value of the land was reclassified from land to investment in unconsolidated real estate ventures on the Company’s consolidated balance sheets.

On December 6, 2013, the Company sold a store located in Florida for $3,250 in cash. As a result of this transaction, a gain of $160 was recorded.

In June 2013, the Company recorded a gain of $800 due to the condemnation of a portion of land at one store in California that resulted from eminent domain.

On May 16, 2013, the Company sold a store located in New York for $950. No gain or loss was recorded as a result of the sale.

On July 31, 2012, the Company acquired the land it had previously been leasing associated with a store in Bethesda, Maryland for a cash payment of $3,671.

As noted above, during the year ended December 31, 2014, the Company acquired 51 operating stores. The following pro forma financial information includes 39 of the 51 operating stores acquired. Twelve stores were excluded as it was impractical to obtain the historical information from the previous owners and in total they represent an immaterial amount of total revenues.

The pro forma information is based on the combined historical financial statements of the Company and 39 of the stores acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2013:

	For the Year Ended December 31,
	2014	2013
Total revenues	$659,804	$550,687
Net income attributable to common stockholders	183,643	179,792

Earnings per common share
Basic	$1.58	$1.61
Diluted	$1.57	$1.60

The following table summarizes the revenues and earnings related to the acquisitions since the acquisition dates, included in the consolidated income statement for the year ended December 31, 2014:

For the Year Ended December 31, 2014
Total revenues	$25,783
Net income attributable to common stockholders	$6,671

Losses on Earnouts from Prior Acquisitions

During 2012, the Company acquired a portfolio of ten stores located in New Jersey and New York. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net rental income two years after the acquisition date. At the acquisition date, the Company believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental growth of the stores was significantly higher than expected, resulting in a payment to the sellers of $7,785. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on the Company’s consolidated statements of operations for the year ended December 31, 2014.

During 2011, the Company acquired a store located in Florida. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and the Company believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the stores is trending significantly higher than expected, the Company estimated that an additional earnout payment of $2,500 will be due to the seller. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on the Company’s consolidated statements of operations for the year ended December 31, 2014.

5.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

Investments in unconsolidated real estate ventures consist of the following:

	Equity Ownership %	Excess Profit Participation %	Investment Balance at December 31,
			2014	2013
Extra Space West One LLC (“ESW”)	5%	40%	$(95)	$138
Extra Space West Two LLC (“ESW II”)	5%	40%	4,197	4,286
Extra Space Northern Properties Six LLC (“ESNPS”)	10%	35%	(87)	263
Extra Space of Santa Monica LLC (“ESSM”)	48%	48%	1,153	2,541
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,148	3,155
PRISA Self Storage LLC (“PRISA”)	2%	17%	10,520	10,737
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	9,008	9,143
VRS Self Storage LLC (“VRS”)	45%	54%	40,363	41,810
WCOT Self Storage LLC (“WCOT”)	5%	20%	3,972	4,145
Storage Portfolio I LLC (“SP I”)	25%	25-40%	12,042	12,343
Other minority owned properties	18-50%	19-50%	1,490	(436)

			$85,711	$88,125

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation. As of December 31, 2014, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

Between December 2013 and May 2014, the Company acquired twelve stores located in California from entities associated with Grupe Properties Co. Inc. (“Grupe.”) As part of the Grupe acquisition, the Company acquired its joint venture partners’ 60% to 65% equity interests in six stores. The Company previously held the remaining 35% to 40% interests in these stores through six separate joint ventures with Grupe. Prior to the acquisition, the Company accounted for its interests in these joint ventures as equity-method investments. The Company recognized a non-cash gain of $3,438 during the year ended December 31, 2014 as a result of re-measuring the fair value of its equity interest in one of these joint ventures held before the acquisition. During the year ended December 31, 2014, the Company recorded a gain of $584 as a result of the final cash distributions received from the other five joint ventures associated with the acquisitions that were completed during 2013. The Company recognized non-cash gains of $9,339 during the year ended December 31, 2013 as a result of re-measuring its prior equity interests in five joint ventures held before the acquisition.

On November 1, 2013, the Company acquired its joint venture partner’s 49% interest in HSRE-ESP IA, LLC (“HSRE”), an existing joint venture, for $43,475 in cash and the assumption of a $96,516 loan. The result of this acquisition is that the Company owns a 99% interest in HSRE. The joint venture partner retained a 1% interest, valued at $870, which was recorded at fair value based on the fair value of the assets in the joint venture and is included in other noncontrolling interests on the Company’s consolidated balance sheets. HSRE owns 19 stores in various states. The stores are now consolidated as the Company owns the majority interest in the joint venture. Prior to the acquisition date, the Company accounted for its 50% interest in the joint venture as an equity-method investment. The acquisition date fair value of the previous equity interest was approximately $43,500, and is included as consideration transferred. The Company recognized a non-cash gain of $34,137 as a result of re-measuring its prior equity interest in HSRE held before the acquisition.

On February 13, 2013, the Company acquired its joint venture partner’s 48% equity interest in Extra Space of Eastern Avenue LLC (“Eastern Avenue”), which owned one store located in Maryland, for approximately $5,979. Prior to the acquisition, the remaining 52% interest was owned by the Company, which accounted for its investment in Eastern Avenue using the equity method. The Company recorded a non-cash gain of $2,215 related to this transaction, which represents the increase in fair value of the Company’s interest in Eastern Avenue from its formation to the acquisition date.

On February 13, 2013, the Company acquired its joint venture partner’s 61% equity interest in Extra Space of Montrose Avenue LLC (“Montrose”), which owned one store located in Illinois, for approximately $6,878. Prior to the acquisition, the remaining 39% interest was owned by the Company, which accounted for its investment in Montrose using the equity method. The Company recorded a non-cash gain of $341 related to this transaction, which represents the increase in fair value of the Company’s interest in the joint venture from its formation to the acquisition date.

On December 20, 2012 two joint ventures in which the Company held 20% interests each sold their only self-storage stores. Both stores were located in Illinois. As a result of the sale, the joint ventures were dissolved, and the Company received cash proceeds which resulted in a gain of $1,409.

On November 30, 2012, the Company completed the acquisition of its joint venture partner’s 80% interest in SPB II, which owned 21 stores located in eleven states. Prior to the acquisition, the remaining 20% interest was owned by the Company, which accounted for its investment in SPB II using the equity method. Subsequent to the acquisition, the Company had full ownership. GAAP requires an entity that completes a business combination in stages to re-measure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss, if any, in earnings. The Company recorded a gain of $10,171 related to this transaction, which represents the increase in fair value of the Company’s 20% interest in SPB II from the time the Company purchased its interest in the joint venture to the acquisition date.

On July 2, 2012, the Company completed the acquisition of PREI®’s 94.9% interest in PRISA III, which was formed in 2005 and owned 36 stores located in 18 states. Prior to the acquisition, the remaining 5.1% interest was owned by the Company, which accounted for its investment in PRISA III using the equity method. Subsequent to the acquisition, the Company had full ownership. GAAP requires an entity that completes a business combination in stages to re-measure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss, if any, in earnings. The Company recorded a gain of $13,499 related to this transaction, which represents the increase in fair value of the Company’s 5.1% interest in PRISA III from the formation of the joint venture to the acquisition date.

On February 17, 2012, a joint venture in which the Company held a 40% equity interest sold its only store. The store was located in New York. As a result of the sale, the joint venture was dissolved, and the Company received cash proceeds which resulted in a gain of $5,550.

On January 15, 2012, the Company sold its 40% equity interest in U-Storage de Mexico S.A. and related entities to its joint venture partners for $4,841. The Company received cash of $1,492 and a note receivable of $3,349. No gain or loss was recorded on the sale. The note receivable was due December 15, 2014, and has been paid in full.

Equity in earnings of unconsolidated real estate ventures consists of the following:

	For the Year Ended December 31,
	2014	2013	2012
Equity in earnings of ESW	$1,571	$1,406	$1,263
Equity in earnings of ESW II	102	50	26
Equity in earnings of ESNPS	513	461	382
Equity in earnings of ESSM	424	369	314
Equity in earnings of Clarendon	551	516	471
Equity in earnings of HSRE-ESP IA, LLC (“HSRE”)	—	1,428	1,298
Equity in earnings of PRISA	929	890	821
Equity in earnings of PRISA II	764	703	643
Equity in earnings of VRS	3,510	3,464	2,849
Equity in earnings of WCOT	498	448	370
Equity in earnings of SP I	1,541	1,243	1,103
Equity in earnings of other minority owned properties	138	675	1,319

	$10,541	$11,653	$10,859

Equity in earnings of ESW II, SP I and SPB II includes the amortization of the Company’s excess purchase price of $25,713 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Information (unaudited) related to the real estate ventures’ debt at December 31, 2014, is presented below:

	Loan Amount	Current Interest Rate	Debt Maturity
ESNPS—Fixed	$34,500	5.27%	June 2015
ESW—Fixed	16,700	5.00%	September 2015
SP I—Fixed	91,543	4.66%	April 2018
Clarendon—Swapped to fixed	7,888	5.93%	September 2018
ESW II—Swapped to fixed	18,924	3.57%	February 2019
VRS—Swapped to fixed	52,100	3.34%	July 2019
WCOT—Swapped to fixed	87,500	3.34%	August 2019
ESSM—Variable	13,878	4.19%	May 2021
PRISA	—	—	Unleveraged
PRISA II	—	—	Unleveraged
Other minority owned properties	10,296	Various	Various

Combined, condensed unaudited financial information of ESW, ESW II, ESNPS, PRISA, PRISA II, PRISA III, VRS, WCOT and SP I as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, follows:

	December 31,
	2014	2013
Balance Sheets:
Assets:
Net real estate assets	$1,442,755	$1,474,754
Other	34,636	33,642

	$1,477,391	$1,508,396

Liabilities and members’ equity:
Notes payable	$301,267	$304,121
Other liabilities	23,490	22,488
Members’ equity	1,152,634	1,181,787

	$1,477,391	$1,508,396

	For the Year Ended December 31,
	2014	2013	2012 (a)
Statements of Income:
Rents and other income	$273,231	$260,487	$266,222
Expenses	153,973	149,595	164,285

Net income	$119,258	$110,892	$101,937

(a)	The income statement information for the year ended December 31, 2012 includes results from PRISA III and SPB II, which were acquired by the Company during 2012. Balance sheet and income statement information as of December 31, 2013 and 2014 does not include PRISA III or SPB II.

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

The VIE JV owns a single store. This joint venture is financed through a combination of (1) equity contributions from the Company and its joint venture partner and (2) amounts payable to the Company. The amounts payable to the Company consist of amounts owed for expenses paid on behalf of the joint venture by the Company as manager and mortgage notes payable to the Company. The Company performs management services for the VIE JV in exchange for a management fee of approximately 6.0% of cash collected by the store. The Company completed the purchase of the VIE JV’s mortgage loan on April 3, 2014. The mortgage notes payable were in default as of December 31, 2014. Except as disclosed, the Company has not provided financial or other support during the periods presented to the VIE JV that it was not previously contractually obligated to provide.

The Company’s maximum exposure to loss for this joint venture as of December 31, 2014, is the total of the amounts payable to the Company and the Company’s investment balances in the joint venture. The Company believes that the risk of incurring a material loss as a result of having to perform on the loan guarantee is unlikely and, therefore, no liability has been recorded related to this guarantee. Also, repossessing and/or selling the store and land that collateralize the amounts payable to the Company could provide funds sufficient to reimburse the Company.

The following table compares the liability balance and the maximum exposure to loss related to the Company’s VIE JV as of December 31, 2014:

	Liability Balance	Investment Balance	Amounts Payable to the Company	Maximum Exposure to Loss	Difference
Extra Space of Sacramento One LLC	$—	$(1,264)	$10,590	$9,326	$(9,326)

The Company had no consolidated VIEs for the year ended December 31, 2014.

6.	OTHER ASSETS

The components of other assets are summarized as follows:

	December 31, 2014	December 31, 2013
Equipment and fixtures	$24,913	$21,774
Less: accumulated depreciation	(15,183)	(12,805)
Other intangible assets	7,130	6,460
Deferred financing costs, net	21,483	21,881
Prepaid expenses and deposits	8,891	8,355
Receivables, net	31,946	26,278
Notes receivable	9,661	5,747
Investments in Trusts	3,590	3,590
Income taxes receivable	—	1,845
Fair value of interest rate swaps	3,583	13,630

	$96,014	$96,755

In September 2014, the Company established a credit facility with an existing partner. Under the credit facility, the Company has agreed to fund a series of loans to a variety of the partner’s subsidiaries, with a total not exceeding $100,000. The loans will be secured by mortgages of stores that are subject to approval by the Company. The loans are expected to close over the next three years, will bear interest at Libor plus 2.55%, and have terms of five years each. The closing of each loan is intended to be accompanied by a simultaneous put/call option agreement, under which the partner’s subsidiaries can require the Company to buy the store, and whereby the Company can require the partner’s subsidiaries to sell the stores. No amounts have been drawn on this credit facility as of December 31, 2014.

7.	NOTES PAYABLE

The components of notes payable are summarized as follows:

	December 31, 2014	December 31, 2013
Fixed Rate
Mortgage loans with banks (including loans subject to interest rate swaps) bearing interest at fixed rates between 2.8% and 6.7%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between May 2015 and February 2023.	$1,164,303	$1,249,295

Variable Rate
Mortgage loans with banks bearing floating interest rates based on LIBOR. Interest rates based on LIBOR are between LIBOR plus 1.65% (1.82% at December 31, 2014 and 1.97% December 31, 2013) and LIBOR plus 2.0% (2.17% at December 31, 2014 and 2.26% December 31, 2013). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between May 2015 and March 2021.	707,764	339,301

	$1,872,067	$1,588,596

The following table summarizes the scheduled maturities of notes payable at December 31, 2014:

2015	$251,466
2016	185,732
2017	475,910
2018	127,078
2019	447,012
Thereafter	384,869

$1,872,067

Certain mortgage and construction loans with variable interest rates are subject to interest rate floors starting at 1.90%. Real estate assets are pledged as collateral for the notes payable. Of the Company’s $1,872,067 in notes payable outstanding at December 31, 2014, $1,207,817 were recourse due to guarantees or other security provisions. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at December 31, 2014.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive deficit and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2014, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2015, the Company estimates that an additional $7,417 will be reclassified as an increase to interest expense.

The following table summarizes the terms of the Company’s 19 derivative financial instruments, which have a total combined notional amount of $717,353, as of December 31, 2014:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$5,120 – $94,636	2.79% – 5.80%	6/11/2010 – 1/1/2014	6/1/2015 – 4/1/2021

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset (Liability) Derivatives
	December 31, 2014		December 31, 2013
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Swap Agreements	Other assets	$3,583	Other assets	$13,630
Swap Agreements	Other liabilities	$(3,533)	Other liabilities	$(3,684)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

Type	Classification of Income (Expense)	For the Year Ended December 31, 2014
		2014	2013	2012
Swap Agreements	Interest expense	$(8,780)	$(8,917)	$(6,758)

	Gain (loss) recognized in OCI	Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI
Type	December 31, 2014		For the Year Ended December 31, 2014
Swap Agreements	$(18,557)	Interest expense	$(8,780)

	Gain (loss) recognized in OCI	Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI
Type	December 31, 2013		For the Year Ended December 31, 2013
Swap Agreements	$13,718	Interest expense	$(8,917)

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

As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,532. As of December 31, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $3,757.

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

During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083 were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three-month LIBOR plus 2.25% per annum. Effective June 30, 2010, the Trust entered into an interest rate swap that fixes the interest rate to be paid at 5.14% per annum and matures on June 30, 2018. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities are redeemable by the Trust with no prepayment premium.

Trust, Trust II and Trust III (together, the “Trusts”) are VIEs because the holders of the equity investment at risk (the trust preferred securities) do not have the power to direct the activities of the entities that most significantly affect the entities’ economic performance because of their lack of voting or similar rights. Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered to be an equity investment at risk. The Operating Partnership’s investment in the Trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the Trusts. Since the Company is not the primary beneficiary of the Trusts, they have not been consolidated. A debt obligation has been recorded in the form of notes as discussed above for the proceeds, which are owed to the Trusts by the Company. The Company has also recorded its investment in the Trusts’ common securities as other assets.

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

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the Trusts to the maximum exposure to loss the Company is subject to related to the Trusts as of December 31, 2014:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

10.	EXCHANGEABLE SENIOR NOTES

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the Notes due 2033 were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the consolidated balance sheet. The Notes due 2033 are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The Notes due 2033 bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the Notes due 2033 may, under certain circumstances, be exchangeable for cash (for the principal amount of the Notes due 2033) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s option. The initial exchange rate of the Notes due 2033 is approximately 17.98 shares of the Company’s common stock per $1,000 principal amount of the Notes due 2033.

The Operating Partnership may redeem the Notes due 2033 at any time to preserve the Company’s status as a REIT. In addition, on or after July 5, 2018, the Operating Partnership may redeem the Notes due 2033 for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the Notes due 2033. The holders of the Notes due 2033 have the right to require the Operating Partnership to repurchase the Notes due 2033 for cash, in whole or in part, on July 1 of the years 2018, 2023, and 2028, and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2033 plus accrued and unpaid interest. Certain events are considered “Events of Default,” as defined in the indenture governing the Notes due 2033, which may result in the accelerated maturity of the Notes due 2033.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the Notes due 2033 separately. The equity component is included in paid-in capital in stockholders’ equity in the consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The discount is being amortized as interest expense over the remaining period of the debt through its first redemption date, July 1, 2018. The effective interest rate on the liability component is 4.0%.

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount were as follows for the periods indicated:

	December 31, 2014	December 31, 2013
Carrying amount of equity component	$14,496	$14,496

Principal amount of liability component	$250,000	$250,000
Unamortized discount—equity component	(10,448)	(13,131)
Unamortized cash discount	(2,606)	(3,356)

Net carrying amount of liability component	$236,946	$233,513

On March 27, 2007, the Company’s Operating Partnership issued $250,000 of 3.625% Exchangeable Senior Notes due 2027. The Notes due 2027 bore interest at 3.625% per annum and contained an exchange settlement feature, which provided that under certain circumstances, the Notes due 2027 could have been exchanged for cash (up to the principal amount) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the option of the Operating Partnership. The Company accounted for the liability and equity components of the Notes due 2027 separately as required under GAAP. The effective interest rate on the liability component of the Notes due 2027 was 5.75%.

On March 1, 2012, the Company announced that the holders of the Operating Partnership’s then-outstanding $87,663 principal amount of the Notes due 2027 had the right to surrender their notes for repurchase by the Operating Partnership on April 1, 2012 for 100% of the principal amount, pursuant to the holders’ rights under the indenture governing the Notes due 2027.

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

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the Notes due 2033 and the Notes due 2027 was as follows for the periods presented:

	For the Year Ended December 31,
	2014	2013	2012
Contractual interest	$5,936	$3,134	$790
Amortization of discount	2,683	1,404	444

Total interest expense recognized	$8,619	$4,538	$1,234

11.	LINES OF CREDIT

All of the Company’s lines of credit are guaranteed by the Company and secured by mortgages on certain real estate assets. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2014
Line of Credit	Amount Drawn (1)	Capacity (1)	Interest Rate	Origination Date	Maturity	Basis Rate (2)	Notes
Credit Line 1	$7,000	$85,000	2.1%	6/4/2010	6/3/2016	LIBOR plus 1.9%	(3)
Credit Line 2	41,000	50,000	1.9%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(4)
Credit Line 3	50,000	80,000	1.9%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(4)
Credit Line 4	40,000	50,000	1.8%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(4)

	$138,000	$265,000

(1)	Amounts in thousands
(2)	30-day USD LIBOR
(3)	One two-year extension available
(4)	Two one-year extensions available

12.	OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	December 31, 2014	December 31, 2013
Deferred rental income	$28,485	$24,037
Lease obligation liability	713	2,076
Fair value of interest rate swaps	3,533	3,684
Income taxes payable	672	671
Deferred tax liability	5,367	3,481
Earnout provisions on acquisitions	8,033	133
Unpaid claims liability	1,832	1,236
Other miscellaneous liabilities	6,084	2,679

	$54,719	$37,997

Included in the lease obligation liability is approximately $609 and $2,352 as of December 31, 2014 and 2013, respectively, related to minimum rentals to be received in the future under non-cancelable subleases.

Included in other miscellaneous liabilities is unpaid claims related to the Company’s tenant reinsurance program. For the years ended December 31, 2014, 2013 and 2012, the number of claims made were 2,942, 2,316 and 2,060, respectively. The following table presents information on the Company’s unpaid claims liability for the periods presented:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2014	2013	2012
Unpaid claims liability at beginning of year	$1,236	$1,414	$715
Claims and claim adjustment expense for claims incurred in the current year	5,126	3,817	3,417
Claims and claim adjustment expense for claims incurred in the prior years	(345)	(116)	22
Payments for current year claims	(3,367)	(2,627)	(2,028)
Payments for prior year claims	(818)	(1,252)	(712)

Unpaid claims liability at the end of the year	$1,832	$1,236	$1,414

13.	RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

The Company provides management services to certain joint ventures, third parties and other related party stores. Management agreements provide generally for management fees of 6.0% of cash collected from total revenues for the management of operations at the stores. In addition, the Company receives an asset management fee equal to 50 basis points multiplied by the total asset value of the stores owned by the SPI joint venture, provided certain requirements are met.

Management fee revenues for related party and affiliated real estate joint ventures are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2014	2013	2012
ESW	Affiliated real estate joint ventures	$480	$450	$430
ESW II	Affiliated real estate joint ventures	410	382	354
ESNPS	Affiliated real estate joint ventures	550	528	498
ESSM	Affiliated real estate joint ventures	132	117	107
HSRE	Affiliated real estate joint ventures	1,201	1,146	1,094
PRISA	Affiliated real estate joint ventures	5,466	5,215	5,174
PRISA II	Affiliated real estate joint ventures	4,635	4,397	4,138
VRS	Affiliated real estate joint ventures	1,326	1,286	1,207
WCOT	Affiliated real estate joint ventures	1,680	1,601	1,520
SP I	Affiliated real estate joint ventures	1,999	1,953	1,885
Other	Franchisees, third parties and other	10,336	9,539	9,299

		$28,215	$26,614	$25,706

Receivables from related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2014	December 31, 2013
Mortgage notes receivable	$10,590	$5,818
Other receivables from stores	1,188	1,724

	$11,778	$7,542

Other receivables from stores consist of amounts due for management fees, asset management fees and expenses paid on behalf of the stores that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2014 and 2013.

Centershift, a related party service provider, was partially owned by one of the Company’s board members, whose interest was sold in February 2014. Effective January 1, 2004, the Company entered into a license agreement with Centershift which secured a perpetual right for continued use of STORE (the site management software used at all sites operated by the Company) in all aspects of the Company’s property acquisition, development, redevelopment and operational activities. On October 1, 2013, the Company bought out the remainder of its three year contract with Centershift for $1,500, which was included in general and administrative expense for the year ended December 31, 2013. In addition, during the year ended December 31, 2013, the Company purchased a copy of the STORE source code and some equipment from Centershift for $2,600. Subsequent to these purchases, the Company no longer has any contractual liability to Centershift. During the years ended December 31, 2014, 2013 and 2012, the Company paid Centershift $0, $1,095 and $1,235, respectively, relating to the purchase of software and license agreements.

The Company has entered into an annual aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, the Company’s Chief Executive Officer. Under the

terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2014, 2013 and 2012, the Company paid SpenAero $1,059, $803 and $649, respectively. The services that the Company receives from SpenAero are similar in nature and comparable in price to those that are provided to other outside third parties.

14.	STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2014, 116,360,239 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

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

The Company has evaluated the terms of the Operating Partnership’s preferred units and classifies the noncontrolling interest represented by such preferred units as stockholders’ equity in the accompanying consolidated balance sheets. The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets. Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.

Series A Participating Redeemable Preferred Units

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten stores in exchange for 989,980 Series A Units. The stores are located in California and Hawaii.

On June 25, 2007, the Operating Partnership loaned the holders of the Series A Units $100,000. The note receivable bears interest at 4.85%. During 2013, a loan amendment was signed extending the maturity date to September 1, 2020. The loan is secured by the borrower’s Series A Units. The holders of the Series A Units could redeem up to 114,500 Series A Units prior to the maturity date of the loan. If any redemption in excess of 114,500 Series A Units occurs prior to the maturity date, the holder of the Series A Units is required to repay the loan as of the date of that redemption. On October 3, 2014, the holders of the Series A Units redeemed 114,500 Series A Units for $4,794 in cash and 280,331 shares of common stock. No additional redemption of Series A Units can be made without repayment of the loan. The Series A Units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units.

The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

Under the Partnership Agreement, Series A Units in the amount of $115,000 bear a fixed priority return of 5.0% and have a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to, that of the common OP Units. The Series A Units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock.

Series B Redeemable Preferred Units

On April 3, 2014, the Operating Partnership completed the purchase of a store located in Georgia. This store was acquired in exchange for $15,158 of cash and 333,360 Series B Units valued at $8,334.

On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 stores affiliated with All Aboard Mini Storage, all of which are located in California. On September 26, 2013, the Operating Partnership completed the purchase of the remaining facility. These stores were acquired in exchange for $100,876 in cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,568, and 1,448,108 common OP Units valued at $62,341.

The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $41,902. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units are redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Convertible Redeemable Preferred Units

On November 19, 2013, the Operating Partnership entered into Contribution Agreements with various entities affiliated with Grupe, under which the Company agreed to acquire twelve stores, all of which are located in California. The Company completed the purchase of these self-storage stores between December 2013 and May 2014. The Company previously held a 35% interest in five of these stores and a 40% interest in one store through six separate joint ventures with Grupe. These stores were acquired in exchange for a total of approximately $45,722 of cash, the assumption of $37,532 in existing debt, and the issuance of 704,016 Series C Units valued at $30,960.

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units rank junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series C Units have a liquidation value of $42.10 per unit. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution for common OP Unit plus $0.18. Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance divided by four. These distributions are cumulative. The Series C Units will become redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units will also become convertible into common OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 common OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.

In December 2014, the Operating Partnership loaned holders of the Series C Units $20,230. The notes receivable, which are collateralized by the Series C Units, bear interest at 5.0% and mature on December 15, 2024. The Series C Units are shown on the balance sheet net of the $20,230 loan because the borrower under the loan receivable is also the holder of the Series C units.

Series D Redeemable Preferred Units

In December 2014, the Operating Partnership completed the acquisition of a store located in Florida. This store was acquired in exchange for $5,621 in cash and 548,390 Series D Units valued at $13,710.

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interest of the Operating Partnership with respect to distributions and liquidation.

The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $13,710. Holders of the Series D Units receive distributions at an annual rate of 5.0%. These distributions are cumulative. The Series D Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

16.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.4% majority ownership interest therein as of December 31, 2014. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 6.6% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2014, the Operating Partnership had 4,365,879 OP Units outstanding.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership units in the form of OP units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2014, was $59.26 and there were 4,365,879 OP Units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP Units on December 31, 2014 and the Company elected to pay the non-controlling members cash, the Company would have paid $258,722 in cash consideration to redeem the units.

In December 2014, the Company purchased a single store in California. As part of the consideration, 50,620 OP Units were issued for a value of $2,983.

In October 2014, 6,859 OP units were redeemed in exchange for the Company’s common stock. In December 2014, 12,000 OP units were redeemed in exchange for the Company’s common stock.

In October 2013, 12,500 OP Units were redeemed in exchange for the Company’s common stock. In March and April 2013, 1,000 OP Units were redeemed in exchange for $41 in cash.

On August 29, 2013 and September 26, 2013, the Company purchased 20 stores in California. As part of the consideration, 1,448,108 OP Units were issued for a value of $62,341.

In December 2012, 304,817 OP Units were redeemed in exchange for the Company’s common stock. In April 2012, 5,475 OP Units were redeemed for $155 in cash.

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

The Company has evaluated the terms of the common OP Units and classifies the noncontrolling interest represented by the common OP Units as stockholders’ equity in the accompanying consolidated balance sheets. The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the consolidated balance sheets. Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.

17.	OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in two consolidated joint ventures as of December 31, 2014. One of these consolidated joint ventures owns one store which was under construction at December 31, 2014. The second consolidated joint venture owns 19 stores. The ownership interests of the third party owners range from 1.0% to 3.3%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s consolidated balance sheet. The income or losses attributable to these third party owners based on their ownership percentages are reflected in net income allocated to the Operating Partnership and other noncontrolling interests in the consolidated statement of operations.

In November 2013, the Company purchased its joint venture partner’s 10% membership interest in an existing joint venture for $1,292. The joint venture owned a single store located in California, and as a result of the acquisition, the store became wholly-owned by the Company. Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

In May 2013, the Company purchased one of its joint venture partner’s 27.6% capital interest and 35% profit interest in a previously unconsolidated joint venture for $950. The partner’s interest was reported in other noncontrolling interests prior to the purchase. As a result of the acquisition, the store became wholly-owned by the Company. Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

In February 2013, the Company purchased one of its joint venture partner’s 1.7% capital interest and 17% profit interest in a consolidated store for $200. As a result, the Company’s capital interest percentage in this joint venture increased from 95% to 96.7%. Since the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to reflect the purchase and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.

18.	STOCK-BASED COMPENSATION

The Company has the following plans under which shares were available for grant at December 31, 2014:

•	The 2004 Long-Term Incentive Compensation Plan as amended and restated, and

•	The 2004 Non-Employee Directors’ Share Plan (together, the “Plans”).

Option grants are issued with an exercise price equal to the closing price of stock on the date of grant. Unless otherwise determined by the Compensation, Nominating and Governance Committee (“CNG Committee”) at the time of grant, options shall vest ratably over a four-year period beginning on the date of grant. Each option will be exercisable once it has vested. Options are exercisable at such times and subject to such terms as determined by the CNG Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Options expire 10 years from the date of grant.

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

As of December 31, 2014, 2,270,790 shares were available for issuance under the Plans.

Option Grants

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2014
Outstanding at December 31, 2011	1,798,861	$13.25
Granted	67,084	27.18
Exercised	(768,853)	13.55
Forfeited	—	—

Outstanding at December 31, 2012	1,097,092	$13.89
Granted	49,075	38.40
Exercised	(391,543)	14.81
Forfeited	—	—

Outstanding at December 31, 2013	754,624	$15.01
Granted	31,000	47.50
Exercised	(211,747)	14.85
Forfeited	(5,150)	28.28

Outstanding at December 31, 2014	568,727	$16.62	4.77	$23,898

Vested and Expected to Vest	563,432	$16.40	4.73	$23,798
Ending Exercisable	457,131	$12.26	4.03	$21,204

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The weighted average fair value of stock options granted in 2014, 2013 and 2012, was $12.03, $9.74 and $6.64, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2014	2013	2012
Expected volatility	40%	42%	44%
Dividend yield	4%	4%	5%
Risk-free interest rate	1.5%	0.9%	0.9%
Average expected term (years)	5	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 5.0% of unvested options outstanding as of December 31, 2014, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

A summary of stock options outstanding and exercisable as of December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22—$6.22	174,765	4.13	$6.22	174,765	$6.22
$11.59—$12.85	113,910	4.96	12.07	113,910	12.07
$13.04—$16.83	118,750	2.22	15.24	118,750	15.24
$19.60—$38.40	132,552	6.83	28.78	48,956	26.47
$47.50—$47.50	28,750	8.90	47.50	750	47.50

$6.22—$47.50	568,727	4.77	$16.62	457,131	$12.26

The Company recorded compensation expense relating to outstanding options of $456, $536 and $585 in general and administrative expense for the years ended December 31, 2014, 2013 and 2012, respectively. Total cash received for the years ended December 31, 2014, 2013 and 2012, related to option exercises was $3,095, $5,896 and $10,267, respectively. At December 31, 2014, there was $585 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.79 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2014, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors

The Company recorded $4,528, $4,283 and $3,771 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2014, 2013 and 2012, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.21% of unvested awards outstanding as of December 31, 2014, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2014 there was $7,010 of total unrecognized compensation expense related to non-vested restricted stock awards under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.09 years.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2011	662,766	$12.81
Granted	182,052	28.39
Released	(287,754)	12.98
Cancelled	(16,792)	14.03

Unreleased at December 31, 2012	540,272	$17.93
Granted	137,602	39.51
Released	(259,191)	15.11
Cancelled	(23,323)	23.62

Unreleased at December 31, 2013	395,360	$26.96
Granted	117,370	49.25
Released	(197,386)	23.07
Cancelled	(23,595)	37.19

Unreleased at December 31, 2014	291,749	$37.73

19.	EMPLOYEE BENEFIT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2014, 2013 and 2012, the Company made matching contributions to the plan of $1,529, $1,013 and $894, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.

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

The income tax provision for the years ended December 31, 2014, 2013 and 2012, is comprised of the following components:

	For the Year Ended December 31, 2014
	Federal	State	Total
Current expense	$6,020	$1,374	$7,394
Tax credits	(2,176)	—	(2,176)
Change in deferred benefit	803	1,549	2,352

Total tax expense	$4,647	$2,923	$7,570

	For the Year Ended December 31, 2013
	Federal	State	Total
Current expense	$9,572	$615	$10,187
Tax credits	(4,556)	—	(4,556)
Change in deferred benefit	4,353	—	4,353

Total tax expense	$9,369	$615	$9,984

	For the Year Ended December 31, 2012
	Federal	State	Total
Current expense	$8,240	$612	$8,852
Tax credits	(5,528)	—	(5,528)
Change in deferred benefit	2,089	—	2,089

Total tax expense	$4,801	$612	$5,413

A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods presented is as follows:

	For the Year Ended December 31,
	2014		2013
Expected tax at statutory rate	$71,215	35.0%	$67,012	35.0%
Non-taxable REIT income	(64,402)	(31.7%)	(53,519)	(27.9%)
State and local tax expense—net of federal benefit	1,109	0.6%	615	0.3%
Change in valuation allowance	1,663	0.8%	435	0.2%
Tax Credits (WOTC & Solar)	(2,176)	(1.1%)	(4,562)	(2.4%)
Miscellaneous	161	0.1%	3	0.0%

Total provision	$7,570	3.7%	$9,984	5.2%

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2014	December 31, 2013
Deferred Tax Liabilities:
Fixed Assets	$(16,586)	$(14,557)
Other	(269)	(663)
State Deferred Taxes	(1,576)	—

Total Deferred Tax Liabilities	(18,431)	(15,220)

Deferred Tax Assets:
Capitive Insurance Subsidiary	447	400
Accrued liabilities	1,232	1,043
Stock compensation	1,176	1,394
Solar Credit	9,342	8,480
Other	840	422
State Deferred Taxes	6,260	4,570

Total Deferred Tax Assets	19,297	16,309

Valuation Allowance	(6,233)	(4,570)

Net deferred income tax liability	$(5,367)	$(3,481)

The state income tax net operating losses expire between 2015 and 2032. The valuation allowance is associated with the state income tax net operating losses. The solar tax credit carryforwards expire between 2030 and 2034. The tax years 2010 through 2013 remain open related to the state returns, and 2011 through 2013 for the federal returns.

21.	SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is set forth below:

	December 31, 2014	December 31, 2013
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$85,711	$88,125

Total assets
Rental operations	$4,109,673	$3,641,746
Tenant reinsurance	39,383	34,393
Property management, acquisition and development	253,051	301,001

	$4,402,107	$3,977,140

	For The Year Ended December 31,
	2014	2013	2012
Statement of Operations
Total revenues
Rental operations	$559,868	$446,682	$346,874
Tenant reinsurance	59,072	47,317	36,816
Property management, acquisition and development	28,215	26,614	25,706

	$647,155	$520,613	$409,396

Operating expenses, including depreciation and amortization
Rental operations	$279,497	$229,229	$184,540
Tenant reinsurance	10,427	9,022	7,869
Property management, acquisition and development	78,763	68,879	59,746

	$368,687	$307,130	$252,155

Income (loss) from operations
Rental operations	$280,371	$217,453	$162,334
Tenant reinsurance	48,645	38,295	28,947
Property management, acquisition and development	(50,548)	(42,265)	(34,040)

	$278,468	$213,483	$157,241

Gain (loss) on sale of real estate and earnout from prior acquisitions
Property management, acquisition and development	$(10,285)	$960	$—
Property casualty loss, net
Rental operations	$(1,724)	$—	$—
Loss on extinguishment of debt related to portfolio acquisition
Property management, acquisition and development	$—	$(9,153)	$—
Interest expense
Rental operations	$(80,160)	$(69,702)	$(70,472)
Property management, acquisition and development	(1,170)	(1,928)	(1,378)

	$(81,330)	$(71,630)	$(71,850)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	$(2,683)	$(1,404)	$(444)
Interest income
Tenant reinsurance	$17	$17	$12
Property management, acquisition and development	1,590	732	1,804

	$1,607	$749	$1,816

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	$4,850	$4,850	$4,850
Equity in earnings of unconsolidated real estate ventures
Rental operations	$10,541	$11,653	$10,859
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests
Rental operations	$4,022	$46,032	$30,630
Income tax (expense) benefit
Rental operations	$(1,157)	$(149)	$(660)
Tenant reinsurance	(8,662)	(13,409)	(10,399)
Property management, acquisition and development	2,249	3,574	5,646

	$(7,570)	$(9,984)	$(5,413)

Net income (loss)
Rental operations	$211,893	$205,287	$132,691
Tenant reinsurance	40,000	24,903	18,560
Property management, acquisition and development	(55,997)	(44,634)	(23,562)

	$195,896	$185,556	$127,689

Depreciation and amortization expense
Rental operations	$107,081	$89,217	$70,512
Property management, acquisition and development	7,995	6,015	3,941

	$115,076	$95,232	$74,453

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(503,538)	$(349,959)	$(601,727)

Development and redevelopment of real estate assets
Property management, acquisition and development	$(23,528)	$(6,466)	$(3,759)

22.	COMMITMENTS AND CONTINGENCIES

The Company has operating leases on its corporate offices and owns 17 stores that are subject to leases. At December 31, 2014, future minimum rental payments under these non-cancelable operating leases were as follows (unaudited):

Less than 1 year	$6,125
Year 2	5,054
Year 3	3,728
Year 4	2,899
Year 5	2,287
Thereafter	45,293

$65,386

The monthly rental amounts for two of the ground leases include contingent rental payments based on the level of revenue achieved at the stores. The Company recorded expense of $3,345, $2,983 and $2,830 related to these ground leases in the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company was not involved in any material litigation nor, to its knowledge, is any material litigation threatened against it which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

23.	SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$152,180	$160,240	$167,368	$167,367
Cost of operations	91,782	89,579	89,875	97,451

Revenues less cost of operations	$60,398	$70,661	$77,493	$69,916

Net income	$41,209	$46,008	$59,193	$49,486

Net income attributable to common stockholders	$37,340	$41,665	$54,228	$45,122

Earnings per common share—basic	$0.32	$0.36	$0.47	$0.39
Earnings per common share—diluted	$0.32	$0.36	$0.47	$0.39

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$119,322	$126,246	$133,111	$141,934
Cost of operations	72,593	72,871	77,047	84,619

Revenues less cost of operations	$46,729	$53,375	$56,064	$57,315

Net income	$33,931	$37,101	$32,352	$82,172

Net income attributable to common stockholders	$31,425	$34,466	$29,245	$76,940

Earnings per common share—basic	$0.28	$0.31	$0.26	$0.68
Earnings per common share—diluted	$0.28	$0.31	$0.26	$0.67

24.	SUBSEQUENT EVENTS

On January 13, 2015, the Company purchased three self-storage stores located in Texas for $41,900.

On February 24, 2015, the Company purchased one self-storage store in Texas for $13,550.

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
08/23/2010	Auburn / Dean Rd	AL	$2,460	$324	$1,895	$122		$325	$2,016	$2,341	$265
08/23/2010	Auburn / Opelika Rd	AL	—	92	138	163		92	301	393	77
07/02/2012	Birmingham / Grace Baker Rd	AL	4,586	790	9,369	36		790	9,405	10,195	596
03/20/2014	Birmingham / Lorna Rd	AL	—	2,381	11,224	55		2,381	11,279	13,660	229
08/31/2007	Hoover	AL	2,670	1,313	2,858	647		1,313	3,505	4,818	1,047
07/25/2013	Chandler	AZ	4,250	547	4,213	165		547	4,378	4,925	173
08/18/2004	Mesa / Madero Ave	AZ	3,235	849	2,547	194		849	2,741	3,590	781
07/02/2012	Mesa / N. Alma School Rd	AZ	3,184	1,129	4,402	51		1,129	4,453	5,582	286
12/27/2012	Mesa / E Southern Ave	AZ	5,435	2,973	5,545	253		2,973	5,798	8,771	311
07/25/2013	Mesa / Southern Ave	AZ	—	1,453	2,897	130		1,453	3,027	4,480	117
04/01/2006	Peoria / 75th Ave	AZ	4,268	652	4,105	148		652	4,253	4,905	971
01/31/2011	Peoria / W Beardsley Rd	AZ	—	1,060	4,731	15		1,060	4,746	5,806	482
07/01/2005	Phoenix / East Bell Rd	AZ	6,936	1,441	7,982	678		1,441	8,660	10,101	2,331
06/30/2006	Phoenix / N Cave Creek Rd	AZ	3,315	552	3,530	255		551	3,786	4,337	925
01/02/2007	Phoenix / E Greenway Pkwy	AZ	—	669	4,135	318		669	4,453	5,122	995
11/30/2012	Phoenix / N 32nd St	AZ	7,006	2,257	7,820	156		2,257	7,976	10,233	438
11/30/2012	Tucson	AZ	—	1,090	7,845	45		1,090	7,890	8,980	435
06/25/2007	Alameda	CA	—	2,919	12,984	2,063		2,919	15,047	17,966	3,582
08/29/2013	Alhambra	CA	—	10,109	6,065	224		10,109	6,289	16,398	205
08/29/2013	Anaheim / S Adams St	CA	—	3,593	3,330	198		3,593	3,528	7,121	125
08/29/2013	Anaheim / S State College Blvd	CA	—	2,519	2,886	179		2,519	3,065	5,584	108
04/25/2014	Anaheim / Old Canal Rd	CA	—	2,765	12,680	98		2,765	12,778	15,543	232
07/01/2008	Antelope	CA	4,105	1,525	8,345	(282)	(b)	1,185	8,403	9,588	1,361
10/19/2011	Bellflower	CA	1,247	640	1,350	92		639	1,443	2,082	123
05/15/2007	Belmont	CA	—	3,500	7,280	82		3,500	7,362	10,862	1,406
06/25/2007	Berkeley	CA	19,363	1,716	19,602	1,963		1,716	21,565	23,281	4,516
10/19/2011	Bloomington / Bloomington Ave	CA	—	934	1,937	167		934	2,104	3,038	226
10/19/2011	Bloomington / Linden Ave	CA	—	647	1,303	157		647	1,460	2,107	147
08/10/2000	Burbank / W Verdugo Ave	CA	13,837	3,199	5,082	1,803		3,618	6,466	10,084	2,467
08/29/2013	Burbank / Thornton Ave	CA	—	4,061	5,318	214		4,061	5,532	9,593	187
04/08/2011	Burlingame	CA	5,327	2,211	5,829	131		2,211	5,960	8,171	586
03/14/2011	Carson	CA	—	—	9,709	99		—	9,808	9,808	958
06/25/2007	Castro Valley	CA	—	—	6,346	395		—	6,741	6,741	1,326
10/19/2011	Cerritos	CA	16,947	8,728	15,895	594		8,728	16,489	25,217	1,443
11/01/2013	Chatsworth	CA	10,497	9,922	7,599	249		9,922	7,848	17,770	1,096
06/01/2004	Claremont / South Mills Ave	CA	2,949	1,472	2,012	262		1,472	2,274	3,746	691
10/19/2011	Claremont / W Arrow Hwy	CA	—	1,375	1,434	202		1,375	1,636	3,011	149
06/25/2007	Colma	CA	22,769	3,947	22,002	2,290		3,947	24,292	28,239	5,290
09/01/2008	Compton	CA	4,692	1,426	7,582	43		1,426	7,625	9,051	1,242
08/29/2013	Concord	CA	—	3,082	2,822	171		3,082	2,993	6,075	97

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
09/21/2009	El Cajon	CA	—	1,100	6,380	87		1,100	6,467	7,567	869
06/25/2007	El Sobrante	CA	—	1,209	4,018	1,572		1,209	5,590	6,799	1,352
12/02/2013	Elk Grove / Power Inn Rd	CA	—	894	6,949	44		894	6,993	7,887	187
12/02/2013	Elk Grove / Stockton Blvd	CA	—	640	8,640	16		640	8,656	9,296	232
05/01/2010	Emeryville	CA	—	3,024	11,321	160		3,024	11,481	14,505	1,364
12/02/2013	Fair Oaks	CA	4,275	644	11,287	4		644	11,291	11,935	302
09/15/2002	Fontana / Valley Blvd 1	CA	3,189	961	3,846	420		1,001	4,226	5,227	1,391
10/15/2003	Fontana / Valley Blvd 2	CA	5,287	1,246	3,356	463		1,300	3,765	5,065	1,119
10/19/2011	Fontana / Foothill Blvd	CA	3,914	684	3,951	216		684	4,167	4,851	360
10/19/2011	Fontana / Baseline Ave	CA	—	778	4,723	129		777	4,853	5,630	430
10/19/2011	Fontana / Foothill Blvd	CA	—	768	4,208	173		768	4,381	5,149	380
06/01/2004	Gardena	CA	—	3,710	6,271	2,260		4,110	8,131	12,241	2,075
06/01/2004	Glendale	CA	—	—	6,084	254		—	6,338	6,338	1,814
07/02/2012	Hawaiian Gardens	CA	9,323	2,964	12,478	198		2,964	12,676	15,640	839
06/01/2004	Hawthorne	CA	3,803	1,532	3,871	251		1,532	4,122	5,654	1,217
06/26/2007	Hayward	CA	8,461	3,149	8,006	3,081		3,149	11,087	14,236	2,586
07/01/2005	Hemet	CA	4,967	1,146	6,369	319		1,146	6,688	7,834	1,742
10/19/2011	Hesperia	CA	—	156	430	149		156	579	735	76
07/02/2012	Hollywood	CA	10,074	4,555	10,590	66		4,555	10,656	15,211	679
08/10/2000	Inglewood	CA	5,396	1,379	3,343	963		1,529	4,156	5,685	1,683
10/19/2011	Irvine	CA	4,989	3,821	3,999	88		3,821	4,087	7,908	354
05/28/2014	La Quinta	CA	13,242	4,706	12,604	113		4,706	12,717	17,423	207
10/19/2011	Lake Elsinore / Central Ave	CA	3,224	587	4,219	228		587	4,447	5,034	378
10/19/2011	Lake Elsinore / Collier Ave	CA	—	294	2,105	86		294	2,191	2,485	194
07/28/2006	Lancaster / West Ave J-8	CA	5,627	1,347	5,827	283		1,347	6,110	7,457	1,440
10/17/2009	Lancaster / 23rd St W	CA	—	1,425	5,855	98		1,425	5,953	7,378	781
06/01/2004	Livermore	CA	—	1,134	4,615	272		1,134	4,887	6,021	1,381
10/19/2011	Long Beach / E Artesia Blvd	CA	2,697	1,772	2,539	160		1,772	2,699	4,471	242
11/01/2013	Long Beach / W Wardlow Rd	CA	5,811	5,859	4,992	12		5,859	5,004	10,863	775
03/23/2000	Los Angeles / Casitas Ave	CA	8,838	1,431	2,976	765		1,611	3,561	5,172	1,362
12/31/2007	Los Angeles / La Cienega	CA	10,079	3,991	9,774	89		3,991	9,863	13,854	1,790
09/01/2008	Los Angeles / S Central Ave	CA	4,787	2,200	8,108	50		2,200	8,158	10,358	1,333
07/02/2012	Los Angeles / Fountain Ave	CA	5,138	3,099	4,889	73		3,099	4,962	8,061	320
12/02/2013	Los Angeles / S Western Ave	CA	—	287	2,011	186		287	2,197	2,484	58
04/25/2014	Los Angeles / Slauson Ave	CA	7,487	2,400	8,605	61		2,401	8,665	11,066	158
07/17/2012	Los Gatos	CA	—	2,550	8,257	59		2,550	8,316	10,866	618
01/01/2004	Manteca	CA	3,625	848	2,543	171		848	2,714	3,562	796
11/01/2013	Marina Del Rey	CA	17,245	19,928	18,742	48		19,928	18,790	38,718	2,105
08/29/2013	Menlo Park	CA	—	7,675	1,812	186		7,675	1,998	9,673	65
06/01/2007	Modesto / Crows Landing	CA	3,153	909	3,043	287		909	3,330	4,239	748

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
08/29/2013	Modesto / Sylvan Ave	CA	—	1,647	4,215	157		1,647	4,372	6,019	143
07/02/2012	Moreno Valley	CA	2,084	482	3,484	40		482	3,524	4,006	226
11/01/2013	North Highlands	CA	2,062	799	2,801	11		799	2,812	3,611	379
05/01/2006	North Hollywood / Van Owen	CA	6,867	3,125	9,257	201		3,125	9,458	12,583	2,111
08/29/2013	North Hollywood / Coldwater Canyon	CA	—	4,501	4,465	302		4,501	4,767	9,268	160
08/29/2013	Northridge	CA	—	3,641	2,872	260		3,641	3,132	6,773	107
04/24/2000	Oakland / Fallon St	CA	4,187	—	3,777	1,037		—	4,814	4,814	1,906
08/29/2013	Oakland / 29th Ave	CA	—	6,359	5,753	257		6,359	6,010	12,369	200
12/02/2013	Oakland / San Leandro St	CA	—	1,668	7,652	123		1,668	7,775	9,443	210
07/01/2005	Oceanside / Oceanside Blvd 1	CA	9,091	3,241	11,361	872		3,241	12,233	15,474	3,235
12/09/2014	Oceanside / Oceanside Blvd 2	CA	—	4,508	4,599	—		4,508	4,599	9,107	—
11/30/2012	Orange	CA	12,392	4,847	12,341	227		4,847	12,568	17,415	699
12/02/2013	Oxnard	CA	—	5,421	6,761	77		5,421	6,838	12,259	183
08/01/2009	Pacoima	CA	2,211	3,050	7,597	94		3,050	7,691	10,741	1,057
01/01/2005	Palmdale	CA	4,746	1,225	5,379	2,229		1,225	7,608	8,833	1,938
10/19/2011	Paramount	CA	2,596	1,404	2,549	159		1,404	2,708	4,112	246
08/31/2000	Pico Rivera / Beverly Blvd	CA	4,073	1,150	3,450	185		1,150	3,635	4,785	1,265
03/04/2014	Pico Rivera / San Gabriel River Pkwy	CA	—	2,150	4,734	—		2,150	4,734	6,884	96
10/19/2011	Placentia	CA	6,743	4,798	5,483	225		4,798	5,708	10,506	492
05/24/2007	Pleasanton	CA	6,955	1,208	4,283	431		1,208	4,714	5,922	1,134
06/01/2004	Richmond / Lakeside Dr	CA	4,872	953	4,635	613		953	5,248	6,201	1,579
09/26/2013	Richmond / Meeker Ave	CA	—	3,139	7,437	213		3,139	7,650	10,789	250
08/18/2004	Riverside	CA	—	1,075	4,042	544		1,075	4,586	5,661	1,363
12/02/2013	Rocklin	CA	—	1,745	8,005	42		1,745	8,047	9,792	214
11/04/2013	Rohnert Park	CA	—	990	8,094	50		990	8,144	9,134	235
07/01/2005	Sacramento / Auburn Blvd	CA	3,936	852	4,720	519		852	5,239	6,091	1,444
12/31/2007	Sacramento / Stockton Blvd	CA	2,886	952	6,936	447		1,075	7,260	8,335	803
10/01/2010	Sacramento / Franklin Blvd	CA	3,035	1,738	5,522	117		1,844	5,533	7,377	618
06/01/2004	San Bernardino / W Club Center Dr	CA	—	1,213	3,061	135		1,173	3,236	4,409	932
06/01/2006	San Bernardino / Sterling Ave.	CA	—	750	5,135	109		750	5,244	5,994	1,114
08/29/2013	San Diego	CA	—	5,919	6,729	300		5,919	7,029	12,948	234
10/19/2011	San Dimas	CA	5,394	1,867	6,354	173		1,867	6,527	8,394	559
06/14/2007	San Francisco / Folsom	CA	12,203	8,457	9,928	1,806		8,457	11,734	20,191	2,746
08/29/2013	San Francisco / Egbert Ave	CA	—	5,098	4,054	253		5,098	4,307	9,405	140
09/01/2009	San Jose / N 10th St	CA	10,784	5,340	6,821	250		5,340	7,071	12,411	943
07/26/2012	San Jose / Charter Park Dr	CA	2,455	2,428	2,323	228		2,428	2,551	4,979	182
08/01/2007	San Leandro / Doolittle Dr	CA	14,454	4,601	9,777	3,486		4,601	13,263	17,864	2,870
10/01/2010	San Leandro / Washington Ave	CA	—	3,343	6,630	(73)	(f)	3,291	6,609	9,900	729
08/29/2013	San Ramon	CA	—	4,819	5,819	197		4,819	6,016	10,835	195
08/29/2013	Santa Ana	CA	—	3,485	2,382	197		3,485	2,579	6,064	87

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
07/30/2009	Santa Clara	CA	8,082	4,750	8,218	32		4,750	8,250	13,000	1,130
07/02/2012	Santa Cruz	CA	8,596	1,588	11,160	71		1,588	11,231	12,819	713
10/04/2007	Santa Fe Springs	CA	6,467	3,617	7,022	318		3,617	7,340	10,957	1,505
10/19/2011	Santa Maria / Farnel Rd	CA	2,944	1,556	2,740	292		1,556	3,032	4,588	278
10/19/2011	Santa Maria / Skyway Dr	CA	3,186	1,310	3,526	107		1,309	3,634	4,943	310
08/31/2004	Sherman Oaks	CA	16,513	4,051	12,152	469		4,051	12,621	16,672	3,398
	Simi Valley	CA	—	5,533	—	(5,533)	(d,b g)	—	—	—	—
08/29/2013	Stanton	CA	—	5,022	2,267	219		5,022	2,486	7,508	89
05/19/2002	Stockton / Jamestown	CA	2,436	649	3,272	241		649	3,513	4,162	1,168
12/02/2013	Stockton / Pacific Ave	CA	—	3,619	2,443	63		3,619	2,506	6,125	68
04/25/2014	Sunland	CA	5,039	1,688	6,381	37		1,688	6,418	8,106	117
08/29/2013	Sunnyvale	CA	—	10,732	5,004	193		10,732	5,197	15,929	172
05/02/2008	Sylmar	CA	—	3,058	4,671	255		3,058	4,926	7,984	973
	Thousand Oaks	CA	—	4,500	—	(1,000)	(d)	3,500	—	3,500	—
07/15/2003	Tracy / E 11th St 1	CA	5,035	778	2,638	779		911	3,284	4,195	997
04/01/2004	Tracy / E 11th St 2	CA	3,101	946	1,937	280		946	2,217	3,163	733
06/25/2007	Vallejo	CA	2,934	1,177	2,157	1,075		1,177	3,232	4,409	928
08/29/2013	Van Nuys	CA	—	7,939	2,576	335		7,939	2,911	10,850	98
08/31/2004	Venice	CA	—	2,803	8,410	(3,057)	(h)	2,803	5,353	8,156	1,442
08/29/2013	Ventura	CA	—	3,453	2,837	188		3,453	3,025	6,478	107
10/19/2011	Victorville	CA	—	151	751	155		151	906	1,057	94
07/01/2005	Watsonville	CA	3,187	1,699	3,056	252		1,699	3,308	5,007	895
09/01/2009	West Sacramento	CA	—	2,400	7,425	97		2,400	7,522	9,922	1,030
06/19/2002	Whittier	CA	3,328	—	2,985	186		—	3,171	3,171	1,048
08/29/2013	Wilmington	CA	—	6,792	10,726	17		6,792	10,743	17,535	357
09/15/2000	Arvada	CO	1,808	286	1,521	683		286	2,204	2,490	1,008
05/25/2011	Castle Rock	CO	1,091	407	3,077	183		407	3,260	3,667	327
08/31/2007	Colorado Springs / Dublin Blvd	CO	3,811	781	3,400	255		781	3,655	4,436	788
11/25/2008	Colorado Springs / S 8th St	CO	4,123	1,525	4,310	304		1,525	4,614	6,139	809
06/10/2011	Colorado Springs / Austin Bluffs Pkwy	CO	1,726	296	4,199	261		296	4,460	4,756	451
10/24/2014	Colorado Springs / Stetson Hills Blvd	CO	—	2,077	4,087	32		2,077	4,119	6,196	—
09/15/2000	Denver / E 40th Ave	CO	2,559	602	2,052	1,369		745	3,278	4,023	1,283
07/01/2005	Denver / W 96th Ave	CO	3,659	368	1,574	262		368	1,836	2,204	546
07/18/2012	Fort Carson	CO	—	—	6,945	99		—	7,044	7,044	452
09/01/2006	Parker	CO	4,822	800	4,549	780		800	5,329	6,129	1,330
09/15/2000	Thornton	CO	2,804	212	2,044	1,141		248	3,149	3,397	1,303
09/15/2000	Westminster	CO	2,115	291	1,586	1,081		299	2,659	2,958	1,241
03/17/2014	Bridgeport	CT	—	1,072	14,028	107		1,072	14,135	15,207	286
07/02/2012	Brookfield	CT	5,099	991	7,891	119		991	8,010	9,001	522
01/15/2004	Groton	CT	—	1,277	3,992	406		1,277	4,398	5,675	1,420

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
12/31/2007	Middletown	CT	2,789	932	2,810	195		932	3,005	3,937	576
11/04/2013	Newington	CT	—	1,363	2,978	407		1,363	3,385	4,748	94
08/16/2002	Wethersfield	CT	4,069	709	4,205	227		709	4,432	5,141	1,451
05/02/2012	Auburndale	FL	1,271	470	1,076	142		470	1,218	1,688	98
07/15/2009	Bonita Springs	FL	—	2,198	8,215	107		2,198	8,322	10,520	1,128
12/23/2014	Bradenton	FL	—	1,333	3,677	—		1,333	3,677	5,010	—
11/30/2012	Brandon	FL	4,609	1,327	5,656	128		1,327	5,784	7,111	327
06/19/2008	Coral Springs	FL	6,288	3,638	6,590	274		3,638	6,864	10,502	1,275
01/06/2006	Deland	FL	2,780	1,318	3,971	303		1,318	4,274	5,592	1,038
08/26/2004	Fort Lauderdale / NW 31st Ave	FL	—	1,587	4,205	353		1,587	4,558	6,145	1,333
05/04/2011	Fort Lauderdale / S State Rd 7	FL	7,046	2,750	7,002	561		2,750	7,563	10,313	749
11/30/2012	Fort Lauderdale / Commercial Blvd	FL	5,094	1,576	5,397	275		1,576	5,672	7,248	319
08/26/2004	Fort Myers / Cypress Lake Dr	FL	2,776	1,691	4,711	320		1,691	5,031	6,722	1,436
07/01/2005	Fort Myers / San Carlos Blvd	FL	4,124	1,985	4,983	479		1,985	5,462	7,447	1,510
03/08/2005	Greenacres	FL	2,575	1,463	3,244	146		1,463	3,390	4,853	915
08/01/2008	Hialeah / Okeechobee Rd	FL	—	2,800	7,588	127		2,800	7,715	10,515	1,278
01/01/2010	Hialeah / E 65th Street	FL	—	1,750	7,150	105		1,750	7,255	9,005	933
09/01/2010	Hialeah / W 84th St	FL	—	1,678	6,807	75		1,678	6,882	8,560	761
11/20/2007	Hollywood	FL	6,741	3,214	8,689	326		3,214	9,015	12,229	1,762
12/28/2012	Kenneth City	FL	2,389	805	3,345	41		805	3,386	4,191	182
05/02/2012	Lakeland / Harden Blvd	FL	3,847	593	4,701	168		593	4,869	5,462	370
05/02/2012	Lakeland / South Florida Ave	FL	5,526	871	6,905	211		871	7,116	7,987	508
09/03/2014	Lakeland / US Hwy 98	FL	—	529	3,604	55		529	3,659	4,188	28
12/27/2012	Land O Lakes	FL	—	798	4,490	(7)	(e)	799	4,482	5,281	246
08/26/2004	Madeira Beach	FL	3,695	1,686	5,163	248		1,686	5,411	7,097	1,517
08/10/2000	Margate	FL	3,329	430	3,139	707		469	3,807	4,276	1,467
08/10/2000	Miami / NW 12th St	FL	—	1,325	4,395	947		1,440	5,227	6,667	2,036
08/10/2000	Miami / SW 72nd Street	FL	7,893	5,315	4,305	1,385		5,859	5,146	11,005	1,937
05/31/2007	Miami / SW 186th St	FL	4,439	1,238	7,597	317		1,238	7,914	9,152	1,673
02/04/2011	Miami / SW 147th Ave	FL	—	2,375	5,543	98		2,374	5,642	8,016	516
10/25/2011	Miami / Hammocks Blvd	FL	—	521	5,198	129		521	5,327	5,848	477
07/02/2012	Miami / NW 2nd Ave	FL	5,676	1,979	6,513	154		1,979	6,667	8,646	440
07/02/2012	Miami / Coral Way	FL	8,006	3,257	9,713	116		3,257	9,829	13,086	638
11/08/2013	Miami / SW 68th Ave	FL	10,079	3,305	11,997	23		3,305	12,020	15,325	347
11/30/2009	Miami Gardens	FL	6,757	4,798	9,475	129		4,798	9,604	14,402	1,254
12/27/2012	N Fort Myers	FL	—	799	2,372	(3,171)	(a)	—	—	—	—
11/01/2013	Naples	FL	5,061	1,990	4,887	310		1,990	5,197	7,187	485
11/08/2013	Naranja	FL	8,645	603	11,223	28		603	11,251	11,854	325
08/10/2000	North Lauderdale	FL	4,101	428	3,516	1,013		459	4,498	4,957	1,869
06/01/2004	North Miami	FL	8,645	1,256	6,535	583		1,256	7,118	8,374	2,128

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
03/08/2005	Ocoee	FL	3,047	872	3,642	240		872	3,882	4,754	1,089
08/26/2004	Orlando / LB McLeod Rd	FL	4,272	1,216	5,008	422		1,216	5,430	6,646	1,556
03/08/2005	Orlando / Hunters Creek	FL	4,026	2,233	9,223	375		2,233	9,598	11,831	2,616
03/08/2005	Orlando / Metrowest	FL	5,688	1,474	6,101	278		1,474	6,379	7,853	1,715
03/08/2005	Orlando / Waterford Lakes	FL	3,834	1,166	4,816	1,286		1,166	6,102	7,268	1,553
07/15/2010	Orlando / Orange Blossom Trail	FL	—	625	2,133	82		625	2,215	2,840	284
11/07/2013	Palm Springs	FL	—	2,108	8,028	110		2,108	8,138	10,246	242
	Plantation	FL	—	3,850	—	(1,504)	(d)	2,346	—	2,346	—
08/26/2004	Port Charlotte	FL	—	1,389	4,632	228		1,389	4,860	6,249	1,359
08/26/2004	Riverview	FL	2,351	654	2,953	271		654	3,224	3,878	934
11/30/2012	Sarasota / Clark Rd	FL	7,896	4,666	9,016	233		4,666	9,249	13,915	518
12/23/2014	Sarasota / Washington Blvd	FL	—	1,192	2,919	—		1,192	2,919	4,111	—
12/03/2012	Seminole	FL	2,473	1,133	3,017	165		1,133	3,182	4,315	177
12/23/2014	South Pasadena	FL	—	8,890	10,106	—		8,890	10,106	18,996	—
04/15/2014	Stuart	FL	—	1,640	8,358	130		1,640	8,488	10,128	157
11/01/2013	Tamiami	FL	5,718	5,042	7,164	216		5,042	7,380	12,422	792
11/22/2006	Tampa / Cypress St	FL	3,601	883	3,533	149		881	3,684	4,565	828
03/27/2007	Tampa / W Cleveland St	FL	3,779	1,425	4,766	309		1,425	5,075	6,500	1,160
12/23/2014	Tampa / W Hillsborough Ave	FL	—	1,086	2,937	—		1,086	2,937	4,023	—
08/26/2004	Valrico	FL	4,476	1,197	4,411	258		1,197	4,669	5,866	1,335
01/13/2006	Venice	FL	6,811	1,969	5,903	316		1,969	6,219	8,188	1,564
08/10/2000	West Palm Beach / N Military Trail 1	FL	—	1,312	2,511	948		1,416	3,355	4,771	1,335
08/10/2000	West Palm Beach / Forest Hill Bl	FL	—	1,164	2,511	730		1,246	3,159	4,405	1,239
07/01/2005	West Palm Beach / Southern Blvd	FL	3,749	1,752	4,909	423		1,752	5,332	7,084	1,535
12/01/2011	West Palm Beach / S Military Trail	FL	3,399	1,729	4,058	99		1,730	4,156	5,886	341
11/01/2013	West Palm Beach / N Military Trail 2	FL	2,437	1,595	2,833	74		1,595	2,907	4,502	329
08/08/2006	Alpharetta	GA	2,528	1,893	3,161	170		1,893	3,331	5,224	787
08/26/2004	Atlanta / Cheshire Bridge Rd NE	GA	7,820	3,737	8,333	646		3,737	8,979	12,716	2,497
08/26/2004	Atlanta / Roswell Rd	GA	—	1,665	2,028	256		1,665	2,284	3,949	689
02/28/2005	Atlanta / Virginia Ave	GA	6,432	3,319	8,325	556		3,319	8,881	12,200	2,442
04/03/2014	Atlanta / Mt Vernon Hwy	GA	—	2,961	19,819	71		2,961	19,890	22,851	362
08/06/2014	Atlanta / Chattahoochee Ave	GA	—	1,132	10,080	77		1,132	10,157	11,289	98
10/22/2014	Atlanta / Edgewood Ave SE	GA	—	588	10,295	1		588	10,296	10,884	—
11/04/2013	Augusta	GA	2,064	710	2,299	51		710	2,350	3,060	69
01/17/2006	Dacula	GA	3,723	1,993	3,001	155		1,993	3,156	5,149	765
06/17/2010	Douglasville	GA	—	1,209	719	326		1,209	1,045	2,254	179
06/14/2007	Duluth	GA	3,448	1,454	4,151	148		1,454	4,299	5,753	876
11/30/2012	Eastpoint	GA	5,584	1,718	6,388	111		1,718	6,499	8,217	361
06/17/2010	Kennesaw	GA	—	673	1,151	157		673	1,308	1,981	183
11/04/2013	Lawrenceville	GA	3,400	2,117	2,784	282		2,117	3,066	5,183	93

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
11/12/2009	Lithonia	GA	—	1,958	3,645	120		1,958	3,765	5,723	518
06/17/2010	Marietta	GA	—	887	2,617	306		887	2,923	3,810	383
08/26/2004	Snellville	GA	—	2,691	4,026	314		2,691	4,340	7,031	1,252
08/26/2004	Stone Mountain / Annistown Rd	GA	2,828	1,817	4,382	296		1,817	4,678	6,495	1,323
07/01/2005	Stone Mountain / S Hairston Rd	GA	2,573	925	3,505	331		925	3,836	4,761	1,036
06/14/2007	Sugar Hill / Nelson Brogdon Blvd 1	GA	—	1,371	2,547	208		1,371	2,755	4,126	597
06/14/2007	Sugar Hill / Nelson Brogdon Blvd 2	GA	—	1,368	2,540	231		1,368	2,771	4,139	597
10/15/2013	Tucker	GA	—	1,773	10,456	49		1,773	10,505	12,278	326
08/26/2004	Alpharetta	GL	—	1,973	1,587	262		1,973	1,849	3,822	558
05/03/2013	Honolulu	HI	—	4,674	18,350	58		4,674	18,408	23,082	771
06/25/2007	Kahului	HI	—	3,984	15,044	692		3,984	15,736	19,720	3,291
06/25/2007	Kapolei / Farrington Hwy 1	HI	9,495	—	24,701	449		—	25,150	25,150	5,018
12/06/2013	Kapolei / Farrington Hwy 2	HI	—	—	7,776	11		—	7,787	7,787	208
05/03/2013	Wahiawa	HI	—	1,317	2,626	77		1,317	2,703	4,020	116
11/04/2013	Bedford Park	IL	2,469	922	3,289	125		922	3,414	4,336	100
07/01/2005	Chicago / South Wabash	IL	4,124	621	3,428	2,312		621	5,740	6,361	1,384
07/01/2005	Chicago / West Addison	IL	2,999	449	2,471	776		449	3,247	3,696	1,000
07/01/2005	Chicago / West Harrison	IL	2,718	472	2,582	733		472	3,315	3,787	1,055
02/13/2013	Chicago / Montrose	IL	8,459	1,318	9,485	61		1,318	9,546	10,864	464
11/04/2013	Chicago / 60th Street	IL	—	1,363	5,850	129		1,363	5,979	7,342	173
11/04/2013	Chicago / 87th St	IL	—	2,881	6,324	9		2,881	6,333	9,214	183
11/04/2013	Chicago / Pulaski Rd	IL	3,743	1,143	6,138	111		1,143	6,249	7,392	180
	Chicago / Stony Island	IL	—	1,925	—	—		1,925	—	1,925	—
07/15/2003	Crest Hill	IL	2,377	847	2,946	786		968	3,611	4,579	1,074
10/01/2007	Gurnee	IL	—	1,374	8,296	125		1,374	8,421	9,795	1,580
12/01/2011	Highland Park	IL	7,120	5,798	6,016	86		5,798	6,102	11,900	499
11/04/2013	Lincolnshire	IL	3,585	1,438	5,128	2		1,438	5,130	6,568	148
12/01/2008	Naperville / Ogden Avenue	IL	—	2,800	7,355	(724)	(d)	1,950	7,481	9,431	1,183
12/01/2011	Naperville / State Route 59	IL	4,834	1,860	5,793	91		1,860	5,884	7,744	475
05/03/2008	North Aurora	IL	2,447	600	5,833	141		600	5,974	6,574	1,043
07/02/2012	Skokie	IL	3,996	1,119	7,502	206		1,119	7,708	8,827	501
10/15/2002	South Holland	IL	2,464	839	2,879	349		865	3,202	4,067	1,047
08/01/2008	Tinley Park	IL	—	1,823	4,794	981		1,548	6,050	7,598	825
10/10/2008	Carmel	IN	—	1,169	4,393	263		1,169	4,656	5,825	853
06/27/2011	Connersville	IN	1,114	472	315	109		472	424	896	60
10/31/2008	Ft Wayne	IN	3,974	1,899	3,292	290		1,899	3,582	5,481	688
08/31/2007	Indianapolis / E 65th St	IN	—	588	3,457	306		588	3,763	4,351	844
10/10/2008	Indianapolis / Dandy Trail-Windham Lake Dr	IN	—	850	4,545	387		850	4,932	5,782	949
10/10/2008	Indianapolis / Southport Rd-Kildeer Dr	IN	—	426	2,903	333		426	3,236	3,662	646
11/30/2012	Indianapolis / E 86th St	IN	1,083	646	1,294	159		646	1,453	2,099	94

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
10/10/2008	Mishawaka	IN	2,607	630	3,349	290		630	3,639	4,269	691
06/27/2011	Richmond	IN	—	723	482	428		723	910	1,633	107
04/13/2006	Wichita	KS	2,075	366	1,897	376		366	2,273	2,639	662
06/27/2011	Covington	KY	1,992	839	2,543	128		839	2,671	3,510	272
07/01/2005	Louisville / Bardstown Rd	KY	2,812	586	3,244	389		586	3,633	4,219	1,024
07/01/2005	Louisville / Warwick Ave	KY	4,403	1,217	4,611	211		1,217	4,822	6,039	1,281
12/01/2005	Louisville / Wattbourne Ln	KY	4,714	892	2,677	232		892	2,909	3,801	728
08/26/2004	Metairie	LA	3,768	2,056	4,216	184		2,056	4,400	6,456	1,235
08/26/2004	New Orleans	LA	5,327	4,058	4,325	688		4,058	5,013	9,071	1,490
06/01/2003	Ashland	MA	—	474	3,324	346		474	3,670	4,144	1,339
05/01/2004	Auburn	MA	—	918	3,728	325		918	4,053	4,971	1,543
11/04/2013	Billerica	MA	—	3,023	6,697	108		3,023	6,805	9,828	196
05/01/2004	Brockton / Centre St - Rte 123	MA	—	647	2,762	178		647	2,940	3,587	1,053
11/04/2013	Brockton / Oak St	MA	—	829	6,195	327		829	6,522	7,351	187
11/09/2012	Danvers	MA	7,662	3,115	5,736	149		3,115	5,885	9,000	323
03/04/2002	Dedham / Milton St	MA	—	2,127	3,041	626		2,127	3,667	5,794	1,407
02/06/2004	Dedham / Allied Dr	MA	—	2,443	7,328	1,393		2,443	8,721	11,164	2,659
02/06/2004	East Somerville	MA	—	—	—	152		—	152	152	107
07/01/2005	Everett	MA	—	692	2,129	786		692	2,915	3,607	942
05/01/2004	Foxboro	MA	—	759	4,158	466		759	4,624	5,383	1,886
07/02/2012	Framingham	MA	—	—	—	35		—	35	35	7
05/01/2004	Hudson	MA	3,328	806	3,122	404		806	3,526	4,332	1,471
12/31/2007	Jamaica Plain	MA	9,469	3,285	11,275	599		3,285	11,874	15,159	2,179
10/18/2002	Kingston	MA	—	555	2,491	155		555	2,646	3,201	995
06/22/2001	Lynn	MA	—	1,703	3,237	432		1,703	3,669	5,372	1,366
03/31/2004	Marshfield	MA	4,602	1,039	4,155	243		1,026	4,411	5,437	1,285
11/14/2002	Milton	MA	—	2,838	3,979	6,642		2,838	10,621	13,459	2,458
11/04/2013	North Andover	MA	—	773	4,120	120		773	4,240	5,013	123
10/15/1999	North Oxford	MA	—	482	1,762	470		526	2,188	2,714	924
02/28/2001	Northborough	MA	4,544	280	2,715	537		280	3,252	3,532	1,339
08/15/1999	Norwood	MA	6,626	2,160	2,336	1,783		2,220	4,059	6,279	1,434
07/01/2005	Plainville	MA	4,991	2,223	4,430	434		2,223	4,864	7,087	1,580
02/06/2004	Quincy	MA	6,910	1,359	4,078	424		1,359	4,502	5,861	1,320
05/15/2000	Raynham	MA	—	588	2,270	737		669	2,926	3,595	1,109
12/01/2011	Revere	MA	4,963	2,275	6,935	154		2,275	7,089	9,364	575
06/01/2003	Saugus	MA	—	1,725	5,514	577		1,725	6,091	7,816	2,013
06/15/2001	Somerville	MA	11,922	1,728	6,570	779		1,731	7,346	9,077	2,531
07/01/2005	Stoneham	MA	5,918	944	5,241	179		944	5,420	6,364	1,415
05/01/2004	Stoughton	MA	—	1,754	2,769	315		1,754	3,084	4,838	1,221
07/02/2012	Tyngsboro	MA	3,463	1,843	5,004	45		1,843	5,049	6,892	327

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
02/06/2004	Waltham	MA	5,176	3,770	11,310	1,115		3,770	12,425	16,195	3,613
09/14/2000	Weymouth	MA	—	2,806	3,129	231		2,806	3,360	6,166	1,328
02/06/2004	Woburn	MA	—	—	—	267		—	267	267	119
05/01/2004	Worcester / Millbury St	MA	4,476	896	4,377	3,172		896	7,549	8,445	2,504
12/01/2006	Worcester / Ararat St	MA	4,086	1,350	4,433	162		1,350	4,595	5,945	998
04/17/2007	Annapolis / Trout Rd	MD	6,437	5,248	7,247	204		5,248	7,451	12,699	1,550
08/31/2007	Annapolis / Renard Ct - Annex	MD	6,039	1,375	8,896	325		1,375	9,221	10,596	1,899
07/01/2005	Arnold	MD	8,904	2,558	9,446	453		2,558	9,899	12,457	2,559
11/01/2008	Baltimore / Moravia Rd	MD	4,424	800	5,955	113		800	6,068	6,868	990
06/01/2010	Baltimore / N Howard St	MD	—	1,900	5,277	136		1,900	5,413	7,313	654
05/31/2012	Baltimore / Eastern Ave 1	MD	4,540	1,185	5,051	130		1,185	5,181	6,366	358
02/13/2013	Baltimore / Eastern Ave 2	MD	7,108	1,266	10,789	79		1,266	10,868	12,134	531
07/01/2005	Bethesda	MD	11,997	3,671	18,331	1,400		3,671	19,731	23,402	5,407
10/20/2010	Capitol Heights	MD	8,276	1,461	9,866	208		1,461	10,074	11,535	1,145
03/07/2012	Cockeysville	MD	3,853	465	5,600	204		465	5,804	6,269	449
07/01/2005	Columbia	MD	7,873	1,736	9,632	282		1,736	9,914	11,650	2,542
	Edgewood	MD	—	1,000	—	(575)	(d)	425	—	425	—
01/11/2007	Ft. Washington	MD	9,040	4,920	9,174	227		4,920	9,401	14,321	1,997
07/02/2012	Gambrills	MD	4,842	1,905	7,104	102		1,905	7,206	9,111	456
07/08/2011	Glen Burnie	MD	4,514	1,303	4,218	309		1,303	4,527	5,830	469
06/10/2013	Hanover	MD	7,437	2,160	11,340	55		2,160	11,395	13,555	454
02/06/2004	Lanham	MD	12,121	3,346	10,079	621		2,618	11,428	14,046	3,442
12/27/2007	Laurel	MD	5,977	3,000	5,930	92		3,000	6,022	9,022	1,149
12/27/2012	Lexington Park	MD	—	4,314	8,412	131		4,314	8,543	12,857	455
09/17/2008	Pasadena / Fort Smallwood Rd	MD	3,751	1,869	3,056	703		1,869	3,759	5,628	840
03/24/2011	Pasadena / Mountain Rd	MD	—	3,500	7,407	130		3,500	7,537	11,037	705
08/01/2011	Randallstown	MD	4,548	764	6,331	280		764	6,611	7,375	612
09/01/2006	Rockville	MD	12,185	4,596	11,328	322		4,596	11,650	16,246	2,568
07/01/2005	Towson / East Joppa Rd 1	MD	3,843	861	4,742	221		861	4,963	5,824	1,331
07/02/2012	Towson / East Joppa Rd 2	MD	6,125	1,094	9,598	117		1,094	9,715	10,809	619
07/02/2012	Belleville	MI	3,898	954	4,984	84		954	5,068	6,022	325
07/01/2005	Grandville	MI	1,593	726	1,298	408		726	1,706	2,432	572
07/01/2005	Mt Clemens	MI	1,968	798	1,796	477		798	2,273	3,071	653
08/31/2007	Florissant	MO	3,412	1,241	4,648	328		1,241	4,976	6,217	1,118
07/01/2005	Grandview	MO	1,031	612	1,770	404		612	2,174	2,786	713
06/01/2000	St Louis / Forest Park	MO	2,564	156	1,313	617		173	1,913	2,086	833
06/01/2000	St Louis / Halls Ferry Rd	MO	2,593	631	2,159	622		690	2,722	3,412	1,093
08/31/2007	St Louis / Gravois Rd	MO	2,664	676	3,551	325		676	3,876	4,552	879
08/31/2007	St Louis / Old Tesson Rd	MO	6,624	1,444	4,162	350		1,444	4,512	5,956	1,006
10/15/2013	Cary	NC	4,311	3,614	1,788	3		3,614	1,791	5,405	55

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
12/11/2014	Greensboro / High Point Rd	NC	—	1,069	4,199	—		1,069	4,199	5,268	—
12/11/2014	Greensboro / Lawndale Drive	NC	—	3,725	7,036	—		3,723	7,038	10,761	—
12/11/2014	Hickory	NC	—	875	5,418	3		875	5,421	6,296	—
06/18/2014	Raleigh	NC	—	2,940	4,265	26		2,940	4,291	7,231	60
12/11/2014	Winston-Salem / Peters Creek Pkwy	NC	—	1,548	3,495	—		1,548	3,495	5,043	—
12/11/2014	Winston-Salem / University Pkwy	NC	—	1,131	5,084	—		1,131	5,084	6,215	—
04/15/1999	Merrimack	NH	3,840	754	3,299	599		817	3,835	4,652	1,289
07/01/2005	Nashua	NH	—	—	755	102		—	857	857	328
01/01/2005	Avenel	NJ	7,612	1,518	8,037	383		1,518	8,420	9,938	2,289
12/28/2004	Bayville	NJ	3,747	1,193	5,312	389		1,193	5,701	6,894	1,595
09/01/2008	Bellmawr	NJ	3,296	3,600	4,765	307		3,675	4,997	8,672	760
07/18/2012	Berkeley Heights	NJ	6,981	1,598	7,553	93		1,598	7,646	9,244	494
12/18/2014	Burlington	NJ	—	477	6,534	10		477	6,544	7,021	—
11/30/2012	Cherry Hill / Marlton Pike	NJ	2,600	2,323	1,549	157		2,323	1,706	4,029	108
12/18/2014	Cherry Hill / Rockhill Rd	NJ	—	536	3,407	20		536	3,427	3,963	—
11/30/2012	Cranbury	NJ	6,910	3,543	5,095	295		3,543	5,390	8,933	307
12/18/2014	Denville	NJ	—	584	14,398	—		584	14,398	14,982	—
12/31/2001	Edison	NJ	—	2,519	8,547	733		2,519	9,280	11,799	3,257
12/31/2001	Egg Harbor Township	NJ	4,088	1,724	5,001	718		1,724	5,719	7,443	2,140
03/15/2007	Ewing	NJ	—	1,552	4,720	(61)	(c, d)	1,562	4,649	6,211	1,000
07/18/2012	Fairfield	NJ	6,083	—	9,402	93		—	9,495	9,495	610
11/30/2012	Fort Lee	NJ	—	4,402	9,831	251		4,402	10,082	14,484	557
03/15/2001	Glen Rock	NJ	—	1,109	2,401	558		1,222	2,846	4,068	962
07/01/2005	Hackensack / South River St	NJ	—	2,283	11,234	862		2,283	12,096	14,379	3,299
12/18/2014	Hackensack / Railroad Ave	NJ	—	2,053	9,882	13		2,053	9,895	11,948	—
08/23/2012	Hackettstown	NJ	5,960	2,144	6,660	138		2,144	6,798	8,942	426
07/02/2012	Harrison	NJ	3,592	300	6,003	367		300	6,370	6,670	405
12/31/2001	Hazlet	NJ	7,700	1,362	10,262	605		1,362	10,867	12,229	3,784
07/02/2002	Hoboken	NJ	7,876	2,687	6,092	309		2,687	6,401	9,088	2,117
12/31/2001	Howell	NJ	3,310	2,440	3,407	446		2,440	3,853	6,293	1,435
12/31/2001	Iselin	NJ	4,764	505	4,524	564		505	5,088	5,593	1,890
11/30/2012	Lawnside	NJ	—	1,249	5,613	214		1,249	5,827	7,076	330
02/06/2004	Lawrenceville	NJ	5,421	3,402	10,230	493		3,402	10,723	14,125	3,165
07/01/2005	Linden	NJ	3,731	1,517	8,384	253		1,517	8,637	10,154	2,199
12/22/2004	Lumberton	NJ	4,094	831	4,060	249		831	4,309	5,140	1,264
03/15/2001	Lyndhurst	NJ	—	2,679	4,644	1,019		2,928	5,414	8,342	1,796
08/23/2012	Mahwah	NJ	11,084	1,890	13,112	218		1,890	13,330	15,220	846
12/16/2011	Maple Shade	NJ	4,161	1,093	5,492	143		1,093	5,635	6,728	463
12/07/2001	Metuchen	NJ	5,663	1,153	4,462	341		1,153	4,803	5,956	1,654
08/28/2012	Montville	NJ	8,083	1,511	11,749	107		1,511	11,856	13,367	734

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
02/06/2004	Morrisville	NJ	—	2,487	7,494	1,214		2,487	8,708	11,195	2,600
07/02/2012	Mt Laurel	NJ	3,046	329	5,217	109		329	5,326	5,655	354
11/02/2006	Neptune	NJ	7,340	4,204	8,906	358		4,204	9,264	13,468	2,029
07/18/2012	Newark	NJ	7,430	806	8,340	107		806	8,447	9,253	547
07/25/2003	North Bergen / River Rd	NJ	9,178	2,100	6,606	307		2,100	6,913	9,013	2,162
07/01/2005	North Bergen / 83rd St	NJ	10,160	2,299	12,728	496		2,299	13,224	15,523	3,381
10/06/2011	North Bergen / Kennedy Blvd	NJ	—	861	17,127	170		861	17,297	18,158	1,438
07/18/2012	North Brunswick	NJ	6,212	2,789	4,404	125		2,789	4,529	7,318	304
12/31/2001	Old Bridge	NJ	5,605	2,758	6,450	1,001		2,758	7,451	10,209	2,691
05/01/2004	Parlin / Cheesequake Rd	NJ	—	—	5,273	432		—	5,705	5,705	2,249
07/01/2005	Parlin / Route 9 North	NJ	—	2,517	4,516	523		2,517	5,039	7,556	1,562
07/18/2012	Parsippany	NJ	6,409	2,353	7,798	113		2,354	7,910	10,264	521
06/02/2011	Pennsauken	NJ	3,712	1,644	3,115	228		1,644	3,343	4,987	365
12/09/2009	South Brunswick	NJ	2,983	1,700	5,835	143		1,700	5,978	7,678	776
07/01/2005	Toms River	NJ	4,920	1,790	9,935	385		1,790	10,320	12,110	2,772
12/28/2004	Union / Green Ln	NJ	6,416	1,754	6,237	402		1,754	6,639	8,393	1,872
11/30/2012	Union / Route 22 West	NJ	—	1,133	7,239	153		1,133	7,392	8,525	410
11/30/2012	Watchung	NJ	—	1,843	4,499	191		1,843	4,690	6,533	261
08/31/2007	Albuquerque / Calle Cuervo NW	NM	4,643	1,298	4,628	633		1,298	5,261	6,559	1,153
11/30/2012	Albuquerque / Airport Dr NW	NM	1,908	755	1,797	46		755	1,843	2,598	105
07/02/2012	Santa Fe	NM	5,815	3,066	7,366	338		3,066	7,704	10,770	505
11/30/2012	Henderson	NV	8,260	2,934	8,897	169		2,934	9,066	12,000	501
02/22/2000	Las Vegas / N Lamont St	NV	1,169	251	717	530		278	1,220	1,498	567
06/22/2011	Las Vegas / Jones Blvd	NV	2,432	1,441	1,810	136		1,441	1,946	3,387	205
11/30/2012	Las Vegas / W Sahara Ave	NV	4,417	773	6,006	103		773	6,109	6,882	345
11/30/2012	Las Vegas / W Tropicana Ave	NV	—	400	4,936	79		400	5,015	5,415	284
11/01/2013	Las Vegas / North Lamb Blvd	NV	3,655	279	3,900	15		279	3,915	4,194	544
07/02/2012	Amsterdam	NY	—	715	241	(956)	(a)	—	—	—	—
12/19/2007	Bohemia	NY	—	1,456	1,398	375		1,456	1,773	3,229	383
08/26/2004	Bronx / Fordham Rd	NY	9,422	3,995	11,870	775		3,995	12,645	16,640	3,584
12/01/2011	Bronx / Edson Av	NY	17,879	3,450	21,210	376		3,450	21,586	25,036	1,729
10/02/2008	Brooklyn / 3rd Ave	NY	19,604	12,993	10,405	338		12,993	10,743	23,736	1,797
05/21/2010	Brooklyn / Atlantic Ave	NY	7,977	2,802	6,536	231		2,802	6,767	9,569	860
07/02/2012	Brooklyn / 64th St	NY	21,565	16,188	23,309	333		16,257	23,573	39,830	1,518
12/11/2014	Brooklyn / Avenue M	NY	—	12,085	7,665	—		12,085	7,665	19,750	—
10/02/2008	Centereach	NY	4,132	2,226	1,657	216		2,226	1,873	4,099	357
08/10/2012	Central Valley	NY	—	2,800	12,173	447		2,800	12,620	15,420	810
11/23/2010	Freeport	NY	—	5,676	3,784	802		5,676	4,586	10,262	627
07/02/2012	Hauppauge	NY	5,580	1,238	7,095	345		1,238	7,440	8,678	489
07/02/2012	Hicksville	NY	8,787	2,581	10,677	62		2,581	10,739	13,320	682

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
07/02/2012	Kingston	NY	4,874	837	6,199	91		837	6,290	7,127	405
11/26/2002	Mt Vernon / N Mac Questen Pkwy	NY	8,167	1,926	7,622	935		1,926	8,557	10,483	2,692
07/01/2005	Mt Vernon / Northwest St	NY	—	1,585	6,025	2,940		1,585	8,965	10,550	2,305
02/07/2002	Nanuet	NY	3,640	2,072	4,644	1,722		2,739	5,699	8,438	1,924
07/01/2005	New Paltz	NY	4,451	2,059	3,715	431		2,059	4,146	6,205	1,232
07/01/2005	New York	NY	18,847	3,060	16,978	739		3,060	17,717	20,777	4,593
12/04/2000	Plainview	NY	7,583	4,287	3,710	689		4,287	4,399	8,686	1,741
07/18/2012	Poughkeepsie	NY	5,960	1,038	7,862	94		1,038	7,956	8,994	518
07/02/2012	Ridge	NY	6,157	1,762	6,934	34		1,762	6,968	8,730	442
06/27/2011	Cincinnati / Glencrossing Way	OH	—	1,217	1,941	131		1,217	2,072	3,289	214
06/27/2011	Cincinnati / Glendale-Milford Rd	OH	4,541	1,815	5,733	253		1,815	5,986	7,801	619
06/27/2011	Cincinnati / Hamilton Ave	OH	—	2,941	2,177	228		2,941	2,405	5,346	283
06/27/2011	Cincinnati / Wooster Pk	OH	—	1,445	3,755	234		1,445	3,989	5,434	423
07/01/2005	Columbus / Innis Rd	OH	2,718	483	2,654	636		483	3,290	3,773	1,058
11/01/2013	Columbus / Kenny Rd	OH	3,562	1,227	5,057	76		1,227	5,133	6,360	643
11/04/2013	Fairfield	OH	—	904	3,856	284		904	4,140	5,044	122
06/27/2011	Greenville	OH	—	189	302	77		189	379	568	49
06/27/2011	Hamilton	OH	—	673	2,910	112		673	3,022	3,695	299
11/30/2012	Hilliard	OH	2,065	1,613	2,369	240		1,613	2,609	4,222	171
07/01/2005	Kent	OH	1,406	220	1,206	248		220	1,454	1,674	483
06/27/2011	Lebanon	OH	—	1,657	1,566	313		1,657	1,879	3,536	208
07/02/2012	Mentor / Mentor Ave	OH	1,299	409	1,609	110		409	1,719	2,128	128
11/30/2012	Mentor / Heisley Rd	OH	1,253	658	1,267	224		658	1,491	2,149	97
06/27/2011	Middletown	OH	1,267	534	1,047	114		533	1,162	1,695	129
06/27/2011	Sidney	OH	—	201	262	66		201	328	529	48
06/27/2011	Troy	OH	—	273	544	119		273	663	936	87
06/27/2011	Washington Court House	OH	1,409	197	499	69		197	568	765	68
11/01/2013	Whitehall	OH	1,406	726	1,965	102		726	2,067	2,793	228
07/02/2012	Willoughby	OH	1,072	155	1,811	44		155	1,855	2,010	120
06/27/2011	Xenia	OH	1,629	302	1,022	62		302	1,084	1,386	118
07/01/2005	Aloha / NW 185th Ave	OR	6,117	1,221	6,262	285		1,221	6,547	7,768	1,754
07/02/2012	Aloha / SW 229th Ave	OR	4,650	2,014	5,786	82		2,014	5,868	7,882	380
09/15/2009	King City	OR	3,019	2,520	6,845	66		2,520	6,911	9,431	901
12/28/2004	Bensalem / Bristol Pike	PA	3,258	1,131	4,525	303		1,131	4,828	5,959	1,373
03/30/2006	Bensalem / Knights Rd.	PA	—	750	3,015	194		750	3,209	3,959	801
11/15/1999	Doylestown	PA	—	220	3,442	1,095		520	4,237	4,757	1,457
05/01/2004	Kennedy Township	PA	2,560	736	3,173	258		736	3,431	4,167	1,332
02/06/2004	Philadelphia / Roosevelt Bl	PA	5,559	1,965	5,925	1,116		1,965	7,041	9,006	2,146
11/01/2013	Philadelphia / Wayne Ave	PA	8,435	596	10,368	14		596	10,382	10,978	855
08/03/2000	Pittsburgh / E Entry Dr	PA	2,560	991	1,990	901		1,082	2,800	3,882	1,052

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
05/01/2004	Pittsburgh / Penn Ave	PA	3,776	889	4,117	562		889	4,679	5,568	1,831
01/01/2011	Willow Grove	PA	5,120	1,297	4,027	219		1,297	4,246	5,543	491
07/01/2005	Johnston / Hartford Ave	RI	6,655	2,658	4,799	615		2,658	5,414	8,072	1,519
12/01/2011	Johnston / Plainfield	RI	1,880	533	2,127	70		533	2,197	2,730	179
08/26/2004	Charleston	SC	3,470	1,279	4,171	237		1,279	4,408	5,687	1,239
08/26/2004	Columbia / Harban Ct	SC	2,781	838	3,312	252		838	3,564	4,402	1,047
07/19/2012	Columbia / Decker Blvd	SC	3,259	1,784	2,745	75		1,784	2,820	4,604	182
08/26/2004	Goose Creek	SC	—	1,683	4,372	1,071		1,683	5,443	7,126	1,431
08/26/2004	Summerville	SC	—	450	4,454	196		450	4,650	5,100	1,307
12/11/2014	Taylors	SC	—	1,433	6,071	—		1,433	6,071	7,504	—
07/02/2012	Bartlett	TN	2,430	632	3,798	81		632	3,879	4,511	248
07/01/2005	Cordova / N Germantown Pkwy 1	TN	2,531	852	2,720	282		852	3,002	3,854	890
01/05/2007	Cordova / Patriot Cove	TN	—	894	2,680	159		894	2,839	3,733	637
04/15/2011	Cordova / Houston Levee Rd	TN	2,014	652	1,791	91		652	1,882	2,534	202
11/01/2013	Cordova / N Germantown Pkwy 2	TN	6,467	8,187	4,628	35		8,187	4,663	12,850	936
11/30/2012	Franklin	TN	7,184	3,357	8,984	178		3,357	9,162	12,519	522
07/02/2012	Memphis / Covington Way	TN	1,657	274	2,623	29		274	2,652	2,926	173
07/02/2012	Memphis / Raleigh-LaGrange	TN	1,007	110	1,280	33		110	1,313	1,423	86
11/30/2012	Memphis / Summer Ave	TN	3,463	1,040	3,867	165		1,040	4,032	5,072	229
11/30/2012	Memphis / Mt Moriah	TN	2,573	1,617	2,875	145		1,617	3,020	4,637	169
11/01/2013	Memphis / Mt Moriah Terrace	TN	1,968	1,313	2,928	5		1,313	2,933	4,246	341
11/01/2013	Memphis / Riverdale Bend	TN	2,905	803	4,635	124		803	4,759	5,562	451
04/13/2006	Nashville	TN	2,852	390	2,598	924		390	3,522	3,912	1,090
11/22/2006	Allen	TX	4,507	901	5,553	253		901	5,806	6,707	1,296
08/26/2004	Arlington	TX	2,159	534	2,525	426		534	2,951	3,485	948
08/26/2004	Austin / Burnet Rd	TX	5,044	870	4,455	351		870	4,806	5,676	1,401
11/01/2013	Austin / McNeil Dr	TX	2,249	3,411	4,502	50		3,411	4,552	7,963	485
08/08/2014	Austin / North Lamar Blvd	TX	5,129	1,047	9,969	6		1,047	9,975	11,022	96
08/26/2004	Dallas / E NW Hwy	TX	10,541	4,432	6,181	1,174		4,432	7,355	11,787	2,016
04/13/2006	Dallas / Garland Rd	TX	2,004	337	2,216	611		337	2,827	3,164	836
05/04/2006	Dallas / Inwood Rd	TX	11,274	1,980	12,501	556		1,980	13,057	15,037	3,003
07/02/2012	Dallas / Preston Rd 1	TX	5,194	921	7,656	103		921	7,759	8,680	503
08/10/2012	Dallas / Preston Rd 2	TX	3,866	2,542	3,274	266		2,542	3,540	6,082	246
11/01/2013	Dallas / N Central Expressway	TX	4,124	7,143	6,353	41		7,143	6,394	13,537	833
12/11/2014	Dallas / N Central Expressway—Annex	TX	—	6,249	8,666	—		6,249	8,666	14,915	—
04/01/2011	Euless / W Euless Blvd	TX	2,880	671	3,213	655		671	3,868	4,539	485
05/08/2013	Euless / Mid-Cities Blvd	TX	4,453	1,374	5,636	76		1,374	5,712	7,086	247
11/04/2013	Fort Worth / White Settlement Rd	TX	3,734	3,158	2,512	76		3,158	2,588	5,746	78
12/09/2013	Fort Worth / Mandy Lane	TX	—	2,033	2,495	120		2,033	2,615	4,648	75
08/26/2004	Ft. Worth	TX	4,507	631	5,794	294		631	6,088	6,719	1,727

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
11/04/2013	Garland	TX	—	1,424	2,209	109		1,424	2,318	3,742	69
08/26/2004	Grand Prairie / N Hwy 360 1	TX	2,333	551	2,330	338		551	2,668	3,219	789
08/10/2012	Grand Prairie / N Hwy 360 2	TX	3,201	2,327	1,551	174		2,327	1,725	4,052	124
04/13/2006	Houston / Southwest Freeway	TX	8,768	2,596	8,735	405		2,596	9,140	11,736	2,135
12/14/2010	Houston / Ryewater Dr	TX	—	402	1,870	192		402	2,062	2,464	253
02/29/2012	Houston / Space Center Blvd	TX	5,829	1,036	8,133	94		1,036	8,227	9,263	625
11/01/2013	Houston / South Main	TX	3,187	2,017	4,181	30		2,017	4,211	6,228	516
02/05/2014	Houston / Katy Fwy	TX	—	1,767	12,368	28		1,767	12,396	14,163	279
11/04/2013	Killeen	TX	—	1,207	1,688	334		1,207	2,022	3,229	55
12/14/2010	La Porte	TX	—	1,608	2,351	273		1,608	2,624	4,232	348
11/22/2006	Plano / Plano Parkway	TX	5,160	1,010	6,203	390		1,010	6,593	7,603	1,455
11/22/2006	Plano / Spring Creek	TX	4,483	614	3,775	283		614	4,058	4,672	929
11/01/2013	Plano / Wagner Way	TX	3,093	2,753	4,353	40		2,753	4,393	7,146	549
08/10/2006	Rowlett	TX	2,138	1,002	2,601	325		1,002	2,926	3,928	710
08/26/2004	San Antonio / Culebra Rd	TX	2,425	1,269	1,816	697		1,269	2,513	3,782	838
08/26/2004	San Antonio / Westchase Dr	TX	2,458	253	1,496	210		253	1,706	1,959	514
12/14/2007	San Antonio / DeZavala Rd	TX	6,315	2,471	3,556	(179)	(e)	2,471	3,377	5,848	694
04/13/2006	South Houston	TX	3,145	478	4,069	808		478	4,877	5,355	1,277
08/02/2011	Spring / Treaschwig Rd	TX	1,920	978	1,347	170		979	1,516	2,495	154
07/02/2012	Spring / I-45 North	TX	3,259	506	5,096	194		506	5,290	5,796	356
10/20/2010	East Millcreek	UT	2,988	986	3,455	165		986	3,620	4,606	420
11/23/2010	Murray	UT	—	571	986	2,125		571	3,111	3,682	311
04/01/2011	Orem	UT	2,041	841	2,335	189		841	2,524	3,365	265
06/01/2004	Salt Lake City	UT	—	642	2,607	367		642	2,974	3,616	900
07/01/2005	Sandy / South 700 East 1	UT	5,408	1,349	4,372	504		1,349	4,876	6,225	1,313
09/28/2012	Sandy / South 700 East 2	UT	—	2,063	5,202	1,477		2,063	6,679	8,742	331
11/23/2010	West Jordan	UT	2,079	735	2,146	409		735	2,555	3,290	310
07/01/2005	West Valley City	UT	2,756	461	1,722	190		461	1,912	2,373	543
06/06/2007	Alexandria / S Dove St	VA	—	1,620	13,103	588		1,620	13,691	15,311	3,026
07/02/2012	Alexandria / N Henry St	VA	13,366	5,029	18,943	47		5,029	18,990	24,019	1,206
10/20/2010	Arlington	VA	—	—	4,802	144		—	4,946	4,946	1,768
11/01/2013	Burke	VA	4,780	11,534	7,347	36		11,534	7,383	18,917	1,103
01/07/2014	Chesapeake / Bruce Rd	VA	—	1,074	9,464	98		1,074	9,562	10,636	234
01/07/2014	Chesapeake / Military Hwy	VA	—	332	4,106	88		332	4,194	4,526	103
01/07/2014	Chesapeake / Poplar Hill Rd	VA	—	540	9,977	103		541	10,079	10,620	247
01/07/2014	Chesapeake / Woodlake Dr	VA	—	4,014	14,872	81		4,014	14,953	18,967	367
05/26/2011	Dumfries	VA	5,179	932	9,349	174		932	9,523	10,455	934
07/01/2005	Falls Church / Seminary Rd	VA	5,811	1,259	6,975	405		1,259	7,380	8,639	1,963
11/30/2012	Falls Church / Hollywood Rd	VA	9,006	5,703	13,307	272		5,713	13,569	19,282	751
07/02/2012	Fredericksburg / Plank Road	VA	4,265	2,128	5,398	82		2,128	5,480	7,608	350

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2014			Accumulated depreciation
								Land	Building and improvements	Total
11/30/2012	Fredericksburg / Jefferson Davis Hwy	VA	2,973	1,438	2,459	170		1,438	2,629	4,067	155
12/18/2014	Glen Allen	VA	—	609	8,220	—		609	8,220	8,829	—
01/07/2014	Hampton	VA	—	7,849	7,040	62		7,849	7,102	14,951	174
01/07/2014	Newport News / Denbigh Blvd	VA	5,723	4,619	5,870	121		4,619	5,991	10,610	148
01/07/2014	Newport News / J Clyde Morris Blvd	VA	—	4,838	6,124	136		4,838	6,260	11,098	154
01/07/2014	Newport News / Tyler Ave	VA	—	2,740	4,955	111		2,740	5,066	7,806	125
01/07/2014	Norfolk / Granby St	VA	—	1,785	8,543	85		1,785	8,628	10,413	212
01/07/2014	Norfolk / Naval Base Rd	VA	—	4,078	5,975	133		4,078	6,108	10,186	149
08/26/2004	Richmond / W Broad St	VA	4,516	2,305	5,467	344		2,305	5,811	8,116	1,583
01/07/2014	Richmond / Hull St	VA	—	2,016	9,425	83		2,016	9,508	11,524	234
01/07/2014	Richmond / Laburnum Ave	VA	—	5,945	7,613	141		5,945	7,754	13,699	190
01/07/2014	Richmond / Midlothian Turnpike	VA	—	2,735	5,699	92		2,735	5,791	8,526	143
01/07/2014	Richmond / Old Staples Mill Rd	VA	—	5,905	6,869	119		5,905	6,988	12,893	172
01/23/2009	Stafford / SUSA Dr	VA	4,373	2,076	5,175	123		2,076	5,298	7,374	831
09/20/2012	Stafford / Jefferson Davis Hwy	VA	4,377	1,172	5,562	137		1,172	5,699	6,871	351
01/07/2014	Virginia Beach / General Booth Blvd	VA	—	1,142	11,721	38		1,142	11,759	12,901	289
01/07/2014	Virginia Beach / Kempsville Rd	VA	—	3,934	11,413	32		3,934	11,445	15,379	282
01/07/2014	Virginia Beach / Village Dr	VA	—	331	13,175	75		331	13,250	13,581	327
02/15/2006	Lakewood / 80th St	WA	4,412	1,389	4,780	310		1,389	5,090	6,479	1,238
02/15/2006	Lakewood / Pacific Hwy	WA	4,415	1,917	5,256	220		1,917	5,476	7,393	1,314
04/30/2014	Puyallup	WA	—	437	3,808	2		437	3,810	4,247	69
07/01/2005	Seattle	WA	7,272	2,727	7,241	236		2,727	7,477	10,204	1,945
02/15/2006	Tacoma	WA	3,427	1,031	3,103	152		1,031	3,255	4,286	812
07/02/2012	Vancouver	WA	3,079	709	4,280	75		709	4,355	5,064	280
Various	Other corporate assets		—	849	2,202	73,752		—	76,803	76,803	12,845
Various	Construction in progress		—	—	—	17,870		—	17,870	17,870	—
Various	Intangible tenant relationships and lease rights		—	—	60,011	20,979		—	80,990	80,990	72,740

			$1,872,067	$1,161,721	$3,286,329	$291,982		$1,153,237	$3,586,795	$4,740,032	$604,336

(a)	Adjustments relate to sale of property
(b)	Adjustment relates to partial disposition of land
(c)	Adjustment relates to asset transfers between land, building and/or equipment
(d)	Adjustment relates to impairment charge
(e)	Adjustment relates to a purchase price adjustment
(f)	Adjustment relates to the acquisition of a joint venture partner’s interest
(g)	Adjustment relates to asset reclassification as an investment
(h)	Adjustment relates to property casualty loss

Activity in real estate facilities during the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Operating facilities
Balance at beginning of year	$4,126,648	$3,379,512	$2,573,731
Acquisitions	557,158	711,710	761,977
Improvements	32,861	37,949	34,964
Transfers from construction in progress	12,308	3,643	8,957
Dispositions and other	(6,813)	(6,166)	(117)

Balance at end of year	$4,722,162	$4,126,648	$3,379,512

Accumulated depreciation:
Balance at beginning of year	$496,754	$391,928	$319,302
Depreciation expense	109,531	104,963	72,626
Dispositions and other	(1,949)	(137)	—

Balance at end of year	$604,336	$496,754	$391,928

Real estate under development/redevelopment:
Balance at beginning of year	$6,650	$4,138	$9,366
Current development	23,528	6,466	3,759
Transfers to operating facilities	(12,308)	(3,954)	(8,987)

Balance at end of year	$17,870	$6,650	$4,138

Net real estate assets	$4,135,696	$3,636,544	$2,991,722

The aggregate cost of real estate for U.S. federal income tax purposes is $4,135,696.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(i)	Disclosure Controls and Procedures

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

(ii)	Internal Control over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

We have audited Extra Space Storage Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Extra Space Storage Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Extra Space Storage Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014, and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Extra Space Storage Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 2, 2015

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

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

We have adopted a Code of Business Conduct and Ethics in compliance with rules of the SEC that applies to all of our personnel, including our board of directors, Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Code of Business Conduct and Ethics is available free of charge on the “Investor Relations—Corporate Governance” section of our web site at www.extraspace.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our web site at the address and location specified above.

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

Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

Item 14.	Principal Accounting Fees and Services

Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.

(3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated May 5, 2005 by and among Security Capital Self Storage Incorporated, as seller and Extra Space Storage LLC, PRISA Self Storage LLC, PRISA II Self Storage LLC, PRISA III Self Storage LLC, VRS Self Storage LLC, WCOT Self Storage LLC and Extra Space Storage LP, as purchaser parties and The Prudential Insurance Company of America (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 11, 2005).

3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)

3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 3, 2007).

3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 29, 2013).

3.4	Amended and Restated Bylaws of Extra Space Storage Inc.(incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 26, 2009)

3.5	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2013).

3.6	Declaration of Trust of ESS Holdings Business Trust I.(1)

3.7	Declaration of Trust of ESS Holdings Business Trust II.(1)

4.1	Junior Subordinated Indenture dated as of July 27, 2005, between Extra Space Storage LP and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 2, 2005).

4.2	Amended and Restated Trust Agreement, dated as of July 27, 2005, among Extra Space Storage LP, as depositor and JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interest in the assets of ESS Statutory Trust III (incorporated by reference to Exhibit 4.2 of Form 8-K filed on August 2, 2005).

4.3	Junior Subordinated Note (incorporated by reference to Exhibit 4.3 of Form 10-K filed on February 26, 2010)

4.4	Trust Preferred Security Certificates (incorporated by reference to Exhibit 4.4 of Form 10-K filed on February 26, 2010)

4.5	Indenture, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, N.A., as trustee, including the form of 3.625% Exchangeable Senior Notes due 2027 and form of guarantee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on March 28, 2007).

4.6	Indenture, dated June 21, 2013, among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 2.375% Exchangeable Senior Notes due 2033 and form of guarantee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 21, 2013).

Exhibit Number	Description
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)

10.2	License between Centershift Inc. and Extra Space Storage LP.(1)

10.3	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)

10.4	Extra Space Storage Performance Bonus Plan.(1)

10.5	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on February 26, 2010)

10.6	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on February 26, 2010)

10.7	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010)

10.8	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)

10.9	Extra Space Storage Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).

10.10	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 24, 2005).

10.11	Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 2, 2005).

10.12	Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 28, 2007).

10.13	Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space. (incorporated by reference to Exhibit 10.23 of Form 10-K filed on February 26, 2010)

10.14	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).

10.15	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).

10.16	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference to Exhibit 10.26 of Form 10-K filed on February 26, 2010)

10.17	First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A units among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe and Barbara Knuppe, dated September 28, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).

10.18	Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 16, 2012).

Exhibit Number	Description
10.19	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).

10.20	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).

10.21	Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007. (incorporated by reference to Exhibit 10.30 of Form 10-K filed on February 26, 2010)

10.22	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC. (incorporated by reference to Exhibit 10.31 of Form 10-K filed on February 26, 2010)

10.23	Revolving Promissory Note between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference to Exhibit 10.33 of Form 10-K filed on February 26, 2010)

10.24	Revolving Line of Credit between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K filed on February 26, 2010)

10.25	First Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated April 9, 2009 (incorporated by reference to Exhibit 10.27 of Form 10-K filed on February 29, 2012).

10.26	Second Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated May 4, 2009 (incorporated by reference to Exhibit 10.28 of Form 10-K filed on February 29, 2012).

10.27	Third Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated August 27, 2010 (incorporated by reference to Exhibit 10.29 of Form 10-K filed on February 29, 2012).

10.28	Fourth Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated October 19, 2011 (incorporated by reference to Exhibit 10.30 of Form 10-K filed on February 29, 2012).

10.29	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2011).

10.30	Registration Rights Agreement, dated June 21, 2013, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 21, 2013).

10.31	Letter Agreement, dated as of November 22, 2013, amending the Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space, and the Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on May 8, 2014).

21.1	Subsidiaries of the Company(2)

23.1	Consent of Ernst & Young LLP(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit Number	Description
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101	The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements(2).

(1)	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).
(2)	Filed herewith.
(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2015	EXTRA SPACE STORAGE INC.

	By:	/S/ SPENCER F. KIRK Spencer F. Kirk Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2015	By:	/S/ SPENCER F. KIRK Spencer F. Kirk Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2015	By:	/s/ P. SCOTT STUBBS P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2015	By:	/s/ GRACE KUNDE Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: March 2, 2015	By:	/s/ KENNETH M. WOOLLEY Kenneth M. Woolley Executive Chairman

Date: March 2, 2015	By:	/s/ JOSEPH D. MARGOLIS Joseph D. Margolis Director

Date: March 2, 2015	By:	/s/ ROGER B. PORTER Roger B. Porter Director

Date: March 2, 2015	By:	/s/ K. FRED SKOUSEN K. Fred Skousen Director

Date: March 2, 2015	By:	/s/ DIANE OLMSTEAD Diane Olmstead Director