Form 10-Q
period 2015-03-31
Extra Space Storage Inc.
filed 2015-05-08
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2015, was 116,494,142.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to:

•	adverse changes in general economic conditions, the real estate industry and the markets in which we operate;

•	failure to close pending acquisitions on expected terms, or at all;

•	the effect of competition from new and existing stores or other storage alternatives, which could cause rents and occupancy rates to decline;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions and developments successfully and to lease up those stores, which could adversely affect our profitability;

•	potential liability for uninsured losses and environmental contamination;

•	the impact of the regulatory environment as well as national, state and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets:
Real estate assets, net	$4,197,853	$4,135,696

Investments in unconsolidated real estate ventures	85,602	85,711
Cash and cash equivalents	45,304	47,663
Restricted cash	35,350	25,245
Receivables from related parties and affiliated real estate joint ventures	3,136	11,778
Other assets, net	96,900	96,014

Total assets	$4,464,145	$4,402,107

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,972,957	$1,872,067
Premium on notes payable	2,534	3,281
Exchangeable senior notes	250,000	250,000
Discount on exchangeable senior notes	(12,169)	(13,054)
Notes payable to trusts	119,590	119,590
Lines of credit	99,000	138,000
Accounts payable and accrued expenses	71,553	65,521
Other liabilities	53,625	54,719

Total liabilities	2,557,090	2,490,124

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,458,159 and 116,360,239 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,164	1,163
Additional paid-in capital	1,998,240	1,995,484
Accumulated other comprehensive loss	(7,800)	(1,484)
Accumulated deficit	(258,728)	(257,738)

Total Extra Space Storage Inc. stockholders’ equity	1,732,876	1,737,425
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	81,088	81,152
Noncontrolling interests in Operating Partnership	92,105	92,422
Other noncontrolling interests	986	984

Total noncontrolling interests and equity	1,907,055	1,911,983

Total liabilities, noncontrolling interests and equity	$4,464,145	$4,402,107

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Property rental	$148,894	$132,001
Tenant reinsurance	16,510	13,463
Management fees and other income	7,750	7,123

Total revenues	173,154	152,587

Expenses:
Property operations	47,244	43,482
Tenant reinsurance	2,928	2,567
Acquisition related costs	869	2,056
General and administrative	16,249	15,709
Depreciation and amortization	30,428	28,375

Total expenses	97,718	92,189

Income from operations	75,436	60,398

Interest expense	(21,431)	(19,598)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(697)	(662)
Interest income	856	269
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	55,377	41,620

Equity in earnings of unconsolidated real estate ventures	2,650	2,419
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	2,857	—
Income tax expense	(2,248)	(2,830)

Net income	58,636	41,209
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,926)	(2,492)
Net income allocated to Operating Partnership and other noncontrolling interests	(1,968)	(1,377)

Net income attributable to common stockholders	$53,742	$37,340

Earnings per common share
Basic	$0.46	$0.32

Diluted	$0.46	$0.32

Weighted average number of shares
Basic	116,117,615	115,438,325
Diluted	122,595,718	121,062,845

Cash dividends paid per common share	$0.47	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income	$58,636	$41,209

Other comprehensive loss:
Change in fair value of interest rate swaps	(6,593)	(2,747)

Total comprehensive income	52,043	38,462
Less: comprehensive income attributable to noncontrolling interests	4,617	3,750

Comprehensive income attributable to common stockholders	$47,426	$34,712

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Noncontrolling Interests and Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Captial	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2014	$14,809	$41,903	$10,730	$13,710	$92,422	$984	116,360,239	$1,163	$1,995,484	$(1,484)	$(257,738)	$1,911,983

Issuance of common stock upon the exercise of options	—	—	—	—	—	—	41,634	—	970	—	—	970
Restricted stock grants issued	—	—	—	—	—	—	58,150	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(1,864)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	1,142	—	—	1,142
Net income	1,668	629	458	171	1,966	2	—	—	—	—	53,742	58,636
Other comprehensive income	(46)	—	—	—	(231)	—	—	—	—	(6,316)	—	(6,593)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	644	—	—	644
Distributions to Operating Partnership units held by noncontrolling interests	(1,686)	(629)	(458)	(171)	(2,052)	—	—	—	—	—	—	(4,996)
Dividends paid on common stock at $0.47 per share	—	—	—	—	—	—	—	—	—	—	(54,732)	(54,732)

Balances at March 31, 2015	$14,745	$41,903	$10,730	$13,710	$92,105	$986	116,458,159	$1,164	$1,998,240	$(7,800)	$(258,728)	$1,907,055

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$58,636	$41,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,428	28,375
Amortization of deferred financing costs	1,598	1,641
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	697	662
Non-cash interest expense related to amortization of premium on notes payable	(747)	(895)
Compensation expense related to stock-based awards	1,142	1,121
Gain on sale of real estate assets and purchase of joint venture partners’ interests	(2,857)	—
Distributions from unconsolidated real estate ventures in excess of earnings	2,601	1,024
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(2,367)	(1,424)
Other assets	(2,637)	1,448
Accounts payable and accrued expenses	6,032	(7,715)
Other liabilities	(5,087)	(874)

Net cash provided by operating activities	87,439	64,572

Cash flows from investing activities:
Acquisition of real estate assets	(77,082)	(253,939)
Development and redevelopment of real estate assets	(3,140)	(2,820)
Change in restricted cash	(10,105)	1,425
Purchase of equipment and fixtures	(1,184)	(1,274)

Net cash used in investing activities	(91,511)	(256,608)

Cash flows from financing activities:
Proceeds from notes payable and lines of credit	290,768	291,157
Principal payments on notes payable and lines of credit	(228,878)	(127,881)
Deferred financing costs	(1,419)	(1,392)
Net proceeds from exercise of stock options	970	1,056
Dividends paid on common stock	(54,732)	(46,347)
Distributions to noncontrolling interests	(4,996)	(4,265)

Net cash provided by financing activities	1,713	112,328

Net decrease in cash and cash equivalents	(2,359)	(79,708)
Cash and cash equivalents, beginning of the period	47,663	126,723

Cash and cash equivalents, end of the period	$45,304	$47,015

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Supplemental schedule of cash flow information
Interest paid	$21,754	$16,445
Income taxes paid	661	1,244

Supplemental schedule of noncash investing and financing activities:
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$644	$1,262
Paid-in capital	(644)	(1,262)
Acquisitions of real estate assets
Real estate assets, net	$11,009	$—
Receivables from related parties and affiliated real estate joint ventures	(11,009)	—

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts in thousands, except store and share data, unless otherwise stated

1. ORGANIZATION

Extra Space Storage Inc. (the “Company”) is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties (“stores”) located throughout the United States. The Company continues the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interests in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT (“UPREIT”). The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2015, the Company had direct and indirect equity interests in 835 stores. In addition, the Company managed 271 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,106. These stores are located in 35 states, Washington, D.C. and Puerto Rico.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts in the Company’s 2014 consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and disclosures of Components of an Entity.” Under this guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted this guidance effective January 1, 2015. The Company has not previously had discontinued operations and as such, does not expect this guidance to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a reporting entity to treat a performance target that affects vesting, and that could be achieved after the requisite service period, as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU 2015-02 amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance will only impact financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2015, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2015	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets—Cash Flow Hedge Swap Agreements	$688	$—	$688	$—
Other liabilities—Cash Flow Hedge Swap Agreements	$(7,231)	$—	$(7,231)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2015. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2015 or December 31, 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets held for use are evaluated for impairment when events or circumstances indicate there may be impairment. The Company reviews each store at least annually to determine if any such events or circumstances have occurred or exist. The Company focuses on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, the Company determines whether the decrease is temporary or permanent, and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, the Company carefully reviews stores in the lease-up stage and compares actual operating results to original projections.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, a valuation allowance is established. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented.

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

In connection with the Company’s acquisition of stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 approximate fair value.

The fair values of the Company’s notes receivable from Preferred Operating Partnership unit holders were based on the discounted estimated future cash flows of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$129,102	$120,230	$126,380	$120,230
Fixed rate notes payable and notes payable to trusts	$1,487,014	$1,438,400	$1,320,370	$1,283,893
Exchangeable senior notes	$310,625	$250,000	$276,095	$250,000

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended March 31, 2015 and 2014, options to purchase approximately 19,762 and 18,100 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive, assuming full conversion at the average share price for the quarter of $65.59.

	For the Three Months Ended March 31,
	2015		2014
	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)
Series B Units	1,676,087	638,850	1,342,727	724,232
Series C Units	704,016	451,884	407,996	370,585
Series D Units	548,390	209,022	—	—

	2,928,493	1,299,756	1,750,723	1,094,817

The Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes”) issued and outstanding as of March 31, 2015. The Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes. The exchange price of the Notes was $55.62 per share as of March 31, 2015, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three months ended March 31, 2015, 682,502 shares related to the Notes were included in the computation for diluted earnings per share. For the three months ended March 31, 2014, no shares related to the Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period.

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

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of March 31, 2015 of $41,902 by the closing price of the Company’s common stock as of March 31, 2015 of $67.57 per share. Assuming full exchange for common shares as of March 31, 2015, 620,127 shares would have been issued to the holders of the Series B Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series C Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of March 31, 2015 of $29,639 by the closing price of the Company’s common stock as of March 31, 2015 of $67.57 per share. Assuming full exchange for common shares as of March 31, 2015, 438,641 shares would have been issued to the holders of the Series C Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series D Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series D Units outstanding as of March 31, 2015 of $13,710 by the closing price of the Company’s common stock as of March 31, 2015 of $67.57 per share. Assuming full exchange for common shares as of March 31, 2015, 202,901 shares would have been issued to the holders of Series D Units.

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended March 31,
	2015	2014
Net income attributable to common stockholders	$53,742	$37,340
Earnings and dividends allocated to participating securities	(119)	(117)

Earnings for basic computations	53,623	37,223
Earnings and dividends allocated to participating securities	119	—
Income allocated to noncontrolling interest—Preferred Operating Partnership (Series A Units) and Operating Partnership	3,635	3,128
Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership (Series A Units)	(1,274)	(1,438)

Net income for diluted computations	$56,103	$38,913

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	116,117,615	115,438,325
Series A Units	875,480	989,980
OP Units	4,365,879	4,334,118
Unvested restricted stock awards included for treasury stock method	282,903	—
Shares related to exchangeable senior notes and dilutive stock options	953,841	300,422

Average number of common shares outstanding—diluted	122,595,718	121,062,845

Earnings per common share
Basic	$0.46	$0.32
Diluted	$0.46	$0.32

5. STORE ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating stores for the three months ended March 31, 2015, and does not include purchases of raw land or improvements made to existing assets:

	Number of Stores	Date of Acquisition	Consideration Paid						Acquisition Date Fair Value
Property Location			Total	Cash Paid	Non-cash gain	Notes Receivable	Previous equity interest	Net Liabilities/(Assets) Assumed	Land	Building	Intangible	Closing costs— expensed (1)
California (2)	1	3/30/2015	$12,699	$1,700	$1,629	$11,009	$(1,264)	$(375)	$1,025	$11,479	$195	$—
North Carolina, South Carolina	2	3/30/2015	13,165	13,143	—	—	—	22	1,763	11,229	144	29
Virginia	1	3/17/2015	5,073	5,065	—	—	—	8	118	4,797	81	77
Texas	1	2/24/2015	13,570	13,519	—	—	—	51	1,511	11,861	182	16
Texas	3	1/13/2015	41,904	41,806	—	—	—	98	12,080	29,489	300	35

2015 Totals	8		$86,411	$75,233	$1,629	$11,009	$(1,264)	$(196)	$16,497	$68,855	$902	$157

(1)	This column represents costs paid at closing. The amounts shown exclude other acquisition costs paid before or after the closing date.
(2)	This represents the acquisition of a joint venture partners’ interest in Extra Space of Sacramento One LLC (“Sacramento One”), an existing joint venture, for $1,700 in cash. The result of the acquisition is that the Company owns 100% of Sacramento One, which owned one store located in California. Prior to the acquisition date, the Company accounted for its interest in Sacramento One as an equity-method investment, and the Company also held mortgage notes receivable from Sacramento One totalling $11,009, including related interest. The total acquisition date fair value of the Company’s previous equity interest was approximately $365 and is included in consideration transfered. The Company recognized a non-cash gain of $1,629 as a result of remeasuring the fair value of its equity interest held prior to the acquisition. The store is consolidated subsequent to the acquisition as the Company owns 100% of the store.

6. VARIABLE INTERESTS

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

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of March 31, 2015:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the three months ended March 31, 2015.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company held 23 derivative financial instruments which had a total combined notional amount of $825,987 as of March 31, 2015.

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Other assets	$688	$3,583
Other liabilities	$(7,231)	$(3,533)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Classification of Income (Expense)	For the Three Months Ended March 31,
Type		2015	2014
Swap Agreements	Interest expense	$(2,297)	$(2,293)

	Gain (loss) recognized in OCI March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassifed from OCI For the Three Months Ended March 31,
Type	2015	2014		2015	2014
Swap Agreements	$(8,875)	$(5,043)	Interest expense	$(2,297)	$(2,293)

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

As of March 31, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $7,740, including accrued interest.

8. EXCHANGEABLE SENIOR NOTES

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the Notes as of March 31, 2015 was approximately 17.98 shares of the Company’s common stock per $1,000 principal amount of the Notes.

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

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the Notes separately. The equity component is included in additional paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The discount is being amortized as interest expense over the remaining period of the debt through its first redemption date, July 1, 2018. The effective interest rate on the liability component is 4.0%.

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount was as follows for the periods indicated:

	March 31, 2015	December 31, 2014
Carrying amount of equity component	$14,496	$14,496

Principal amount of liability component	$250,000	$250,000
Unamortized discount—equity component	(9,751)	(10,448)
Unamortized cash discount	(2,418)	(2,606)

Net carrying amount of liability component	$237,831	$236,946

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Contractual interest	$1,484	$1,484
Amortization of discount	697	662

Total interest expense recognized	$2,181	$2,146

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

Series A Participating Redeemable Preferred Units

On June 15, 2007, the Operating Partnership entered into a Contribution Agreement with various limited partnerships affiliated with AAAAA Rent-A-Space to acquire ten stores in exchange for 989,980 Series A Units of the Operating Partnership. The stores are located in California and Hawaii.

On June 25, 2007, the Operating Partnership loaned the holders of the Series A Units $100,000. The note receivable bears interest at 4.85% per annum. During 2013, a loan amendment was signed extending the maturity date to September 1, 2020. The loan is secured by the borrower’s Series A Units. The holders of the Series A Units could redeem up to 114,500 Series A Units prior to the maturity date of the loan. If any redemption in excess of 114,500 Series A Units occurs prior to the maturity date, the holder of the Series A Units is required to repay the loan as of the date of that redemption.

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

On October 3, 2014, the holders of the Series A Units redeemed 114,500 Series A Units for $4,794 in cash and 280,331 shares of common stock. No additional redemption of Series A Units can be made without repayment of the loan. Subsequent to this redemption, the fixed priority return is calculated using the current liquidation value of $101,699. The Series A Units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units.

Series B Redeemable Preferred Units

On April 3, 2014, the Operating Partnership completed the purchase of a store located in Georgia. This store was acquired in exchange for $15,158 of cash and 333,360 Series B Units valued at $8,334.

On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 stores affiliated with All Aboard Mini Storage, all of which are located in California. On September 26, 2013, the Operating Partnership completed the purchase of the remaining store. These stores were acquired in exchange for $100,876 of cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,568, and 1,448,108 OP Units valued at $62,341.

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

Series C Convertible Redeemable Preferred Units

On November 19, 2013, the Company entered into Contribution Agreements with various entities affiliated with Grupe Properties Co. Inc. (“Grupe”), under which the Company agreed to acquire twelve stores, all of which are located in California. The Company completed the purchase of these stores between December 2013 and May 2014. The Company previously held 35% interests in five of these stores and a 40% interest in one store through six separate joint ventures with Grupe. These stores were acquired in exchange for a total of approximately $45,722 of cash, the assumption of $37,532 in existing debt, and the issuance of 704,016 Series C Units valued at $30,960.

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

In December 2014, the Operating Partnership loaned certain holders of the Series C Units $20,230. The notes receivable, which are collateralized by the Series C Units, bear interest at 5.0% per annum and mature on December 15, 2024. The Series C Units are shown on the balance sheet net of the $20,230 loan because the borrower under the loan receivable is also the holder of the Series C units.

Series D Redeemable Preferred Units

In December 2014, the Operating Partnership completed the acquisition of a store located in Florida. This store was acquired in exchange for $5,621 in cash and 548,390 Series D Units valued at $13,710.

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

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

10. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.4% ownership interest in the Operating Partnership as of March 31, 2015. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 6.6% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at March 31, 2015 was $67.76 and there were 4,365,879 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2015 and the Company elected to pay the OP Unit holders cash, the Company would have paid $295,832 in cash consideration to redeem the units.

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

11. OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of various third parties in two consolidated joint ventures as of March 31, 2015. One of these consolidated joint ventures owns a single store in California. The second consolidated joint venture owns 19 stores. The ownership interests of the third-party owners range from 1.0% to 3.3%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The income or losses attributable to these third-party owners based on their ownership percentages are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations.

12. EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES—GAIN ON SALE OF REAL ESTATE AND PURCHASE OF JOINT VENTURE PARTNERS’ INTERESTS

In March 2015, ESS PRISA II LLC (“PRISA II”), a joint venture in which the Company holds a 2.0% interest, sold one store located in New York for $90,000. As a result of the sale, PRISA II recognized a gain of $60,496 and the Company recorded its 2.0% portion of the gain, or $1,228.

In March 2015, the Company acquired its joint venture partner’s 82.4% interest in Sacramento One, an existing joint venture which owned one store located in California, for $1,700. In addition, the Company held mortgage notes receivable from Sacramento One totaling $11,009, which were eliminated as a result of the acquisition. Prior to the acquisition, the remaining 17.6% interest was owned by the Company, which accounted for its investment in Sacramento One using the equity method. The Company recorded a non-cash gain of $1,629 related to this transaction, which represents the increase in fair value of the company’s interest in the joint venture from its formation to the acquisition date.

13. SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	March 31, 2015	December 31, 2014
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$85,602	$85,711

Total assets
Rental operations	$4,194,744	$4,109,673
Tenant reinsurance	38,745	39,383
Property management, acquisition and development	230,656	253,051

	$4,464,145	$4,402,107

	For the Three Months Ended March 31,
	2015	2014
Statement of Operations
Total revenues
Rental operations	$148,894	$132,001
Tenant reinsurance	16,510	13,463
Property management, acquisition and development	7,750	7,123

	173,154	152,587

Operating expenses, including depreciation and amortization
Rental operations	75,509	69,942
Tenant reinsurance	2,928	2,567
Property management, acquisition and development	19,281	19,680

	97,718	92,189

Income (loss) from operations
Rental operations	73,385	62,059
Tenant reinsurance	13,582	10,896
Property management, acquisition and development	(11,531)	(12,557)

	75,436	60,398

Interest expense
Rental operations	(21,830)	(19,310)
Property management, acquisition and development	399	(288)

	(21,431)	(19,598)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(697)	(662)

Interest income
Tenant reinsurance	4	4
Property management, acquisition and development	852	265

	856	269

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213

Equity in earnings of unconsolidated real estate ventures
Rental operations	2,650	2,419

Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of partners’ interests
Rental operations	2,857	—

Income tax expense
Rental operations	(754)	(434)
Tenant reinsurance	(1,874)	(3,815)
Property management, acquisition and development	380	1,419

	(2,248)	(2,830)

Net income (loss)
Rental operations	56,308	44,734
Tenant reinsurance	11,712	7,085
Property management, acquisition and development	(9,384)	(10,610)

	$58,636	$41,209

Depreciation and amortization expense
Rental operations	$28,265	$26,460
Property management, acquisition and development	2,163	1,915

	$30,428	$28,375

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(77,082)	$(253,939)

Development and redevelopment of real estate assets
Property management, acquisition and development	$(3,140)	$(2,820)

14. COMMITMENTS AND CONTINGENCIES

As of March 31, 2015, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

As of March 31, 2015, the Company was under contract to acquire 42 stores for a total purchase price of $374,283. Of these 42 stores, 34 are scheduled to close in 2015. The remaining stores will close upon completion of construction, expected to occur on various dates in 2016 and 2017.

15. SUBSEQUENT EVENTS

On April 14, 2015, the Company purchased one store located in Texas for $8,650.

On April 15, 2015, the Company purchased a portfolio of 22 stores located in Arizona and Texas for $177,700.

On April 24, 2015, the Company purchased one store located in Georgia for $6,500.

On May 5, 2015 the Company purchased one store located in North Carolina for $11,000.

On May 7, 2015 the Company purchased another store located in Georgia for $6,500.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2014. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2014 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

We derive substantially all of our revenues from rents received from tenants under leases at each of our wholly-owned stores; from management fees on the stores we manage for joint venture partners and unaffiliated third parties; and from our tenant reinsurance program. Our management fee is equal to approximately 6% of cash collected from the managed stores. We also receive an asset management fee of 0.5% of the total asset value from one of our joint ventures.

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

PROPERTIES

As of March 31, 2015, we owned, had ownership interests in, or managed 1,106 stores in 35 states, Washington, D.C. and Puerto Rico. Of these 1,106 stores, we owned 565 stores, we held joint venture interests in 270 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 271 stores that are owned by third parties. These operating stores contain approximately 81.8 million square feet of rentable space in approximately 740,000 units.

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

We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% average occupancy rate for a full year measured as of January 1, or has been open for three years.

As of March 31, 2015, approximately 670,000 tenants were leasing storage units at the 1,106 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2015, the average length of stay was approximately 13.4 months for tenants that vacated during the preceding twelve month period.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $14.18 for the three months ended March 31, 2015, compared to $13.62 for the same period ended March 31, 2014. Average annual rent per square foot for new leases was $14.56 for the three months ended March 31, 2015, compared to $13.82 for the same period ended March 31, 2014. The average discounts, as a percentage of rental revenues, during these periods were 3.9% and 4.1%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized stores by state as of March 31, 2015 and 2014. The information as of March 31, 2014 is on a pro forma basis as though all the stores owned and/or managed at March 31, 2015 were under our control as of March 31, 2014.

Stabilized Store Data Based on Location

	Number of Stores	Company	Pro forma	Company	Pro forma	Company	Pro forma
Location		Number of Units as of March 31, 2015 (1)	Number of Units as of March 31, 2014	Net Rentable Square Feet as of March 31, 2015 (2)	Net Rentable Square Feet as of March 31, 2014	Square Foot Occupancy % March 31, 2015	Square Foot Occupancy % March 31, 2014
Wholly-Owned Stores
Alabama	5	2,913	2,893	343,516	343,905	88.2%	83.0%
Arizona	12	7,666	7,549	889,838	886,003	92.8%	87.1%
California	122	91,341	90,581	9,454,957	9,466,712	93.8%	89.4%
Colorado	12	5,934	5,820	739,109	736,780	94.2%	91.9%
Connecticut	5	3,133	3,126	299,429	300,310	93.9%	90.1%
Florida	57	39,416	39,258	4,214,245	4,242,311	92.6%	89.7%
Georgia	22	12,977	12,968	1,634,310	1,634,502	90.9%	86.6%
Hawaii	5	5,654	5,566	337,637	333,809	93.5%	86.4%
Illinois	17	11,935	11,593	1,233,925	1,219,671	90.1%	91.1%
Indiana	9	4,765	4,711	555,310	553,558	90.8%	89.2%
Kansas	1	507	503	50,361	50,360	88.9%	93.0%
Kentucky	4	2,181	2,157	253,741	254,141	91.1%	90.5%
Louisiana	2	1,408	1,411	149,990	150,165	91.9%	90.9%
Maryland	23	17,373	17,251	1,817,835	1,818,053	91.9%	90.8%
Massachusetts	36	22,218	22,023	2,246,607	2,247,053	93.3%	90.8%
Michigan	3	1,805	1,791	255,697	251,432	91.3%	90.5%
Missouri	6	3,241	3,214	387,551	385,176	89.9%	89.7%
Nevada	5	3,190	3,202	549,080	547,154	92.9%	86.4%
New Hampshire	2	1,015	1,012	125,748	125,748	96.0%	92.8%
New Jersey	49	37,982	37,777	3,686,908	3,678,498	92.9%	92.7%
New Mexico	3	1,584	1,571	217,954	217,444	89.1%	83.8%
New York	20	17,633	17,621	1,460,818	1,457,940	92.1%	89.7%
North Carolina	7	4,851	4,783	510,771	504,170	91.9%	84.0%
Ohio	19	10,432	10,273	1,363,811	1,358,325	91.6%	89.6%
Oregon	3	2,155	2,148	250,450	250,530	94.4%	92.3%
Pennsylvania	9	5,759	5,726	651,576	649,100	91.7%	89.3%
Rhode Island	2	1,212	1,183	131,141	131,346	94.5%	90.1%
South Carolina	6	3,355	3,322	420,790	418,490	88.9%	91.7%
Tennessee	10	5,595	5,513	755,123	753,357	93.9%	91.5%
Texas	33	21,597	21,466	2,535,810	2,514,857	90.5%	87.6%
Utah	8	4,240	4,053	523,056	503,791	92.5%	90.9%
Virginia	29	22,421	22,379	2,402,203	2,383,793	88.3%	84.9%
Washington	6	3,589	3,545	428,603	427,773	90.2%	89.1%

Total Wholly-Owned Stabilized	552	381,077	377,989	40,877,900	40,796,257	92.2%	89.4%

	Number of Stores	Company	Pro forma	Company	Pro forma	Company	Pro forma
Location		Number of Units as of March 31, 2015 (1)	Number of Units as of March 31, 2014	Net Rentable Square Feet as of March 31, 2015 (2)	Net Rentable Square Feet as of March 31, 2014	Square Foot Occupancy % March 31, 2015	Square Foot Occupancy % March 31, 2014
Joint-Venture Stores
Alabama	2	1,156	1,149	145,146	145,231	90.2%	92.2%
Arizona	7	4,263	4,224	492,603	493,071	92.3%	90.8%
California	70	50,593	50,216	5,183,638	5,173,895	94.4%	91.8%
Colorado	2	1,322	1,323	159,454	159,443	92.9%	90.6%
Connecticut	7	5,316	5,297	611,840	611,790	93.3%	92.2%
Delaware	1	592	590	71,705	71,705	93.1%	89.3%
Florida	19	15,278	15,198	1,534,938	1,533,311	92.0%	90.0%
Georgia	2	1,069	1,059	152,554	151,524	89.4%	84.8%
Illinois	5	3,477	3,447	365,165	364,916	91.5%	92.7%
Indiana	5	2,214	2,170	287,973	285,386	91.5%	89.8%
Kansas	2	842	840	109,195	109,695	91.6%	85.6%
Kentucky	4	2,276	2,237	257,439	255,089	89.2%	86.7%
Maryland	12	9,816	9,743	954,965	954,725	90.7%	89.8%
Massachusetts	13	6,947	6,903	783,629	782,680	91.9%	91.5%
Michigan	8	4,830	4,787	614,292	610,718	93.9%	91.3%
Missouri	1	535	532	61,075	61,225	86.9%	85.7%
Nevada	5	3,030	3,047	327,778	326,863	88.5%	87.0%
New Hampshire	2	795	776	84,631	83,615	92.7%	91.9%
New Jersey	16	13,004	12,950	1,357,516	1,356,727	90.4%	90.6%
New Mexico	7	3,606	3,604	397,044	398,245	91.9%	83.8%
New York	12	11,931	11,939	975,514	977,856	92.4%	91.3%
Ohio	8	3,998	3,963	531,697	531,412	89.9%	89.6%
Oregon	1	654	653	64,970	64,970	92.6%	92.5%
Pennsylvania	10	7,981	7,964	805,223	803,620	91.0%	89.6%
Tennessee	17	9,458	9,373	1,241,902	1,241,427	92.0%	90.7%
Texas	17	10,627	10,561	1,389,061	1,387,664	93.7%	92.2%
Virginia	13	9,385	9,361	994,769	994,449	91.7%	90.5%
Washington, DC	1	1,547	1,530	102,492	102,017	91.9%	91.8%

Total Joint-Venture Stabilized	269	186,542	185,436	20,058,208	20,033,269	92.4%	90.7%

Managed Stores
Alabama	7	2,339	2,339	355,310	355,310	87.3%	87.3%
Arizona	3	1,223	1,219	229,967	228,847	92.4%	85.8%
California	61	40,929	41,259	5,364,399	5,414,868	89.6%	80.7%
Colorado	16	8,365	8,333	1,068,607	1,063,669	92.1%	91.1%
Connecticut	1	465	473	61,865	61,600	91.1%	87.9%
Florida	36	23,255	23,249	2,811,985	2,850,187	89.6%	85.0%
Georgia	11	5,873	5,865	912,964	911,788	90.1%	85.4%
Hawaii	6	5,016	5,038	350,372	344,898	89.1%	87.3%
Illinois	6	3,612	3,593	393,710	387,345	87.9%	89.2%
Indiana	9	5,047	5,034	618,777	618,777	90.6%	87.9%
Kentucky	1	552	547	67,268	67,268	98.2%	84.9%
Louisiana	1	999	1,005	133,490	134,835	88.3%	80.5%
Maryland	14	9,509	9,495	913,327	914,272	88.6%	85.1%
Mississippi	2	1,885	1,893	281,558	281,823	89.7%	82.8%
Missouri	2	1,119	1,209	127,501	152,141	90.5%	89.4%
Nevada	4	3,016	3,050	316,760	315,985	83.0%	75.8%
New Jersey	3	1,638	1,619	181,588	181,138	91.7%	92.6%
New Mexico	2	1,125	1,120	131,112	131,312	91.5%	88.6%
North Carolina	3	1,603	1,571	205,218	205,981	94.2%	88.6%
Ohio	8	2,842	2,833	396,676	396,504	92.1%	89.3%
Pennsylvania	15	6,950	6,944	859,682	861,372	91.1%	86.9%
South Carolina	2	1,171	1,198	153,723	153,723	83.3%	84.8%
Tennessee	4	1,978	1,971	278,446	280,471	89.6%	89.4%
Texas	24	13,111	12,891	1,775,321	1,737,067	85.6%	82.9%
Utah	4	2,021	2,031	314,040	313,715	91.4%	88.2%
Virginia	4	2,405	2,404	249,514	249,514	88.0%	86.3%
Washington, DC	2	1,267	1,263	112,334	112,409	90.7%	89.2%
Puerto Rico	4	2,666	2,694	287,049	287,417	86.8%	83.0%

Total Managed Stabilized	255	151,981	152,140	18,952,563	19,014,236	89.4%	84.5%

Total Stabilized Stores	1,076	719,600	715,565	79,888,671	79,843,762	91.6%	88.6%

(1)	Represents unit count as of March 31, 2015, which may differ from unit count as of March 31, 2014 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of March 31, 2015, which may differ from rentable square feet as of March 31, 2014 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of March 31, 2015 and 2014. The information as of March 31, 2014 is on a pro forma basis as though all the stores owned and/or managed at March 31, 2015 were under our control as of March 31, 2014.

Lease-up Store Data Based on Location

	Number of Stores	Company	Pro forma	Company	Pro forma	Company	Pro forma
Location		Number of Units as of March 31, 2015 (1)	Number of Units as of March 31, 2014	Net Rentable Square Feet as of March 31, 2015 (2)	Net Rentable Square Feet as of March 31, 2014	Square Foot Occupancy % March 31, 2015	Square Foot Occupancy % March 31, 2014
Wholly-Owned Stores
California (3)	1	—	569	—	57,898	0.0%	95.5%
Connecticut	1	1,105	1,095	89,460	90,210	64.2%	0.9%
Florida	1	544	558	81,941	88,172	86.4%	43.1%
Georgia	1	598	595	52,365	51,590	92.1%	52.9%
Illinois	1	658	585	52,757	47,228	61.2%	85.4%
Maryland	1	988	988	103,171	102,777	81.3%	44.9%
South Carolina	2	1,251	348	131,887	46,210	57.2%	44.5%
Texas	4	2,755	2,760	302,331	93,715	54.8%	19.2%
Virginia	1	455	455	56,805	56,805	69.3%	63.8%

Total Wholly-Owned in Lease-up	13	8,354	7,953	870,717	577,800	65.8%	42.7%

Managed Stores
Colorado	1	746	—	75,595	—	5.5%	0.0%
Georgia	1	578	—	70,330	—	12.1%	0.0%
Illinois	1	673	675	46,417	46,599	61.9%	18.0%
Maryland	2	918	433	83,359	44,790	49.9%	59.5%
Massachusetts	1	902	—	70,076	—	2.6%	0.0%
New York	2	2,580	2,234	162,600	128,875	77.8%	91.6%
North Carolina	2	770	—	68,736	—	7.8%	0.0%
South Carolina	1	1,002	—	97,620	—	38.5%	0.0%
Texas	1	609	614	70,251	70,223	70.0%	55.3%
Utah	1	516	532	67,037	65,981	86.8%	0.7%
Virginia	2	1,058	600	106,126	54,520	70.9%	59.9%
Washington	1	729	—	80,880	—	13.3%	0.0%

Total Managed in Lease-up	16	11,081	5,088	999,027	410,988	44.8%	54.8%

Total Lease-up Stores	30	20,125	13,041	1,929,233	988,788	53.3%	47.7%

(1)	Represents unit count as of March 31, 2015, which may differ from unit count as of March 31, 2014 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of March 31, 2015, which may differ from rentable square feet as of March 31, 2014 due to unit conversions or expansions.
(3)	In October 2014, a store located in Venice, California was damaged by fire. During the reconstruction period all units are unavailable.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2015 and 2014

Overview

Results for the three months ended March 31, 2015 included the operations of 835 stores (565 wholly-owned, 20 consolidated joint ventures, and 250 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2014, which included the operations of 800 stores (527 wholly-owned, 19 consolidated joint ventures, and 254 in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,		$ Change	% Change
	2015	2014
Revenues:
Property rental	$148,894	$132,001	$16,893	12.8%
Tenant reinsurance	16,510	13,463	3,047	22.6%
Management fees and other income	7,750	7,123	627	8.8%

Total revenues	$173,154	$152,587	$20,567	13.5%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2015 was the result of an increase of $7,487 associated with acquisitions completed in 2015 and 2014, and an increase of $9,839 as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. We acquired eight operating stores during the three months ended March 31, 2015 and 51 operating stores during 2014. Occupancy at our wholly-owned stabilized stores increased to 92.2% at March 31, 2015, as compared to 89.4% at March 31, 2014. Rental rates to new tenants for the three months ended March 31, 2015 increased an average of approximately 5.0% over the same period in the prior year.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was partially due to the increase in overall customer participation to approximately 70.8% at March 31, 2015 compared to 68.7% at March 31, 2014. In addition, we operated 1,106 stores at March 31, 2015 compared to 1,052 stores at March 31, 2014.

Management Fees and Other Income—Our taxable REIT subsidiary (“TRS”), Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees represent approximately 6% of cash collected from these stores. We also earn an asset management fee from one of our joint ventures, equal to 0.5% of the total asset value, provided certain conditions are met. The increase in management fee revenues was primarily due to an increase in revenues at the managed stores as a result of increases in occupancy and rental rates, and to an increase in the number of properties managed.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,		$ Change	% Change
	2015	2014
Expenses:
Property operations	$47,244	$43,482	$3,762	8.7%
Tenant reinsurance	2,928	2,567	361	14.1%
Acquisition related costs	869	2,056	(1,187)	(57.7)%
General and administrative	16,249	15,709	540	3.4%
Depreciation and amortization	30,428	28,375	2,053	7.2%

Total expenses	$97,718	$92,189	$5,529	6.0%

Property Operations—The increase in property operations expense during the three months ended March 31, 2015 consisted primarily of increases in expenses associated with acquisitions completed in 2015 and 2014. We acquired eight operating stores during the three months ended March 31, 2015, and 51 operating stores during the year ended December 31, 2014.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase was primarily due to the increase in the number of stores we owned and/or managed. At March 31, 2015, we owned and/or managed 1,106 stores compared to 1,052 stores at March 31, 2014. In addition, there was an increase of overall customer participation to 70.8% at March 31, 2015 compared to 68.7% at March 31, 2014.

Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The decrease in these expenses for the three months ended March 31, 2015 compared to the prior year was due to a decrease in the number of acquisitions completed during these periods. We completed the acquisition of eight stores during the three months ended March 31, 2015 compared to 21 stores during the same period in the prior year.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the three months ended March 31, 2015 increased when compared to the same period in the prior year primarily due to the overall cost associated with the management of additional stores. At March 31, 2015, we owned and/or managed 1,106 stores compared to 1,052 stores at March 31, 2014. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired eight stores during the three months ended March 31, 2015 and 51 stores during 2014.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,		$ Change	% Change
	2015	2014
Other income and expenses:
Interest expense	$(21,431)	$(19,598)	$(1,833)	9.4%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(697)	(662)	(35)	5.3%
Interest income	856	269	587	218.2%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—
Equity in earnings of unconsolidated real estate ventures	2,650	2,419	231	9.5%
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	2,857	—	2,857	100.0%
Income tax expense	(2,248)	(2,830)	582	(20.6%)

Total other expense, net	$(16,800)	$(19,189)	$2,389	(12.4%)

Interest Expense—The increase in interest expense during the three months ended March 31, 2015 was the result of an increase in debt over the same period in the prior year. The total face value of our debt, including our lines of credit, was $2,441,547 at March 31, 2015 compared to $2,121,462 at March 31, 2014.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership, which reflects the effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increase for the three months ended March 31, 2015 related primarily to an increase in the average balance of notes receivable compared to the same period in the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The increase for the three months ended March 31, 2015 compared to the same period in the prior year was primarily the result of increases in revenue at the stores owned by the joint ventures. Occupancy at our joint venture stores increased to 92.4% as of March 31, 2015, compared to 90.7% as of March 31, 2014.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests—During March 2015, one of our joint ventures sold a store located in New York to a third party and recognized a gain of $60,496. We recognized our 2.0% share of this gain, or $1,228. Additionally, in March 2015 we acquired a joint venture partner’s 82.4% equity interest in an existing joint venture. We previously held the remaining 17.6% equity interest in this joint venture. Prior to the acquisition, we accounted for our equity interest in this joint venture as an equity-method investment. We recognized a non-cash gain of $1,629 during the three months ended March 31, 2015 as a result of re-measuring the fair value of our equity interest in this joint venture held before the acquisition.

Income Tax Expense—For the three months ended March 31, 2015, the decrease in income tax expense was related to a royalty charged to our TRS by the Operating Partnership for access to and use of customer lists and intellectual property. The effect of this change lowered the taxable income of the TRS, which resulted in lower income tax expense.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended March 31,		$ Change	% Change
	2015	2014
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(2,926)	$(2,492)	$(434)	17.4%
Net income allocated to Operating Partnership and other noncontrolling interests	(1,968)	(1,377)	(591)	42.9%

Total income allocated to noncontrolling interests:	$(4,894)	$(3,869)	$(1,025)	26.5%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—In December 2014, as part of the acquisition of a single store, our Operating Partnership issued 548,390 Series D Units. The Series D Units have a liquidation value of $25.00 per unit, and receive distributions at an annual rate of 5.0%.

Between December 2013 and May 2014, as part of the Grupe acquisition, our Operating Partnership issued 704,016 Series C Units. The Series C Units have a liquidation value of $42.10 per unit. From issuance until the fifth anniversary of issuance, the Series C Units receive distributions at an annual rate of $0.18 plus the then-payable quarterly distribution per OP Unit.

In April 2014, as part of a single store acquisition, our Operating Partnership issued 333,360 Series B Units. In August and September 2013, as part of a portfolio acquisition, our Operating Partnership issued an additional 1,342,727 Series B Units. The Series B Units have a liquidation value of $25.00 per unit and receive distributions at an annual rate of 6%.

Income allocated to the Preferred Operating Partnership noncontrolling interests for the three months ended March 31, 2015 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.7% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 3.5% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the three months ended March 31, 2015 and 2014.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with GAAP, excluding gains or losses on sales of operating stores and impairment write downs of depreciable real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our condensed consolidated financial statements.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Net income attributable to common stockholders	$53,742	$37,340

Adjustments:
Real estate depreciation	26,118	23,240
Amortization of intangibles	2,797	3,726
Unconsolidated joint venture real estate depreciation and amortization	1,057	1,106
Unconsolidated joint venture gain on sale of real estate and purchase of partners’ interests	(2,857)	—
Distributions paid on Series A Preferred Operating Partnership units	(1,274)	(1,438)
Income allocated to Operating Partnership noncontrolling interests	4,893	3,869

Funds from operations	$84,476	$67,843

SAME-STORE RESULTS

We consider our same-store stabilized portfolio to consist of only those stores that were wholly-owned at the beginning and at the end of the applicable periods presented that have achieved stabilization as of the first day of such period. The following table presents operating data for our same-store portfolio. We consider the following same-store presentation to be meaningful in regards to the stores shown below because these results provide information relating to store-level operating changes without the effects of acquisitions or completed developments.

	For the Three Months Ended March 31,		Percent Change
	2015	2014
Same-store rental and tenant reinsurance revenues	$139,652	$128,930	8.3%
Same-store operating and tenant reinsurance expenses	42,278	41,559	1.7%

Same-store net operating income	97,374	87,371	11.4%

Non same-store rental and tenant reinsurance revenues	25,752	16,534	55.8%
Non same-store operating and tenant reinsurance expenses	7,894	4,490	75.8%

Total rental and tenant reinsurance revenues	165,404	145,464	13.7%
Total operating and tenant reinsurance expenses	50,172	46,049	9.0%

Same-store square foot occupancy as of quarter end	92.5%	89.8%

Properties included in same-store	503	503

The increase in same-store rental revenues for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was due primarily to an increase in occupancy of 270 basis points and higher rental rates for both new and existing customers. Rental rates to new tenants for the three months ended March 31, 2015 increased an average of approximately 5.0% compared to the same period in the prior year. Same-store expenses were higher for the three months ended March 31, 2015 due to increases in property tax expense and repairs and maintenance. These increases in expenses were partially offset by decreases in property insurance and property operating expenses during the three months ended March 31, 2015.

CASH FLOWS

Cash flows provided by operating activities were $87,439 and $64,572, respectively, for the three months ended March 31, 2015 and 2014. The increase compared to the same period of the prior year primarily related to an increase in net income of $17,427. The remaining portion of the change related to an increase in accounts payable and accrued expenses of $13,747, an increase in other assets of $4,085 and a decrease in other liabilities of $4,213.

Cash used in investing activities was $91,511 and $256,608, respectively, for the three months ended March 31, 2015 and 2014. The decrease was primarily due to a decrease in acquisition activity. Cash used in the acquisition of real estate assets decrease $176,857 during the three months ended March 31, 2015 compared to the same period in the prior year. We acquired eight stores during the three months ended March 31, 2015 compared to 21 stores acquired during the same period of the prior year.

Cash provided by financing activities was $1,713 and $112,238, respectively, for the three months ended March 31, 2015 and 2014. The change related primarily to an increase of $100,997 in the cash paid for principal payments on notes payable and lines of credit. There was also an increase of $8,385 in the cash paid for dividends on common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had $45,304 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. During 2014 and the first three months of 2015, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the periods indicated. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of March 31, 2015			Origination Date	Maturity	Basis Rate (2)	Notes
Line of Credit	Amount Drawn	Capacity	Interest Rate
Credit Line 1	$—	$85,000	2.1%	6/4/2010	6/3/2016	LIBOR plus 1.9%	(3)
Credit Line 2	—	50,000	1.9%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(4)
Credit Line 3	59,000	80,000	1.9%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(4)
Credit Line 4	40,000	50,000	1.9%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(4)

	$99,000	$265,000

(1)	Amounts in thousands
(2)	30-day USD LIBOR
(3)	One two-year extension available
(4)	Two one-year extensions available

As of March 31, 2015, we had $2,441,547 face value of debt, resulting in a debt to total enterprise value ratio of 23.7%. As of March 31, 2015, the ratio of total fixed-rate debt and other instruments to total debt was 69.2% (including $921,635 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2015 was 3.4%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2015.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on future payments due by period as of March 31, 2015:

	Payments due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$66,262	$5,394	$8,541	$5,540	$46,787
Notes payable, notes payable to trusts and lines of credit
Interest	359,891	75,166	110,230	64,410	110,085
Principal	2,441,547	263,825	741,759	820,741	615,222

Total contractual obligations	$2,867,700	$344,385	$860,530	$890,691	$772,094

The operating leases above include minimum future lease payments on leases for 17 of our operating stores as well as leases of our corporate offices. Two ground leases include additional contingent rental payments based on the level of revenue achieved at the store.

As of March 31, 2015, the weighted average interest rate for all fixed-rate loans was 4.0%, and the weighted-average interest rate for all variable-rate loans was 2.0%.

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

Our indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is non-recourse, the collateral will be limited to the particular stores to which the indebtedness relates. In addition, we may invest in stores subject to existing loans collateralized by mortgages or similar liens on our stores, or we may refinance stores acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing stores, for general working capital or to purchase additional interests in partnerships or joint ventures or for other purposes when we believe it is advisable.

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

Amounts in thousands, except store and share data, unless otherwise stated

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

As of March 31, 2015, we had $2,441,547 in total face value of debt, of which $753,148 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $7,156 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$129,102	$120,230	$126,380	$120,230
Fixed rate notes payable and notes payable to trusts	$1,487,014	$1,438,400	$1,320,370	$1,283,893
Exchangeable senior notes	$310,625	$250,000	$276,095	$250,000

The fair values of our notes receivable from Preferred Operating Partnership unit holders were based on the discounted estimated future cash flows of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of our fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of our exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

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

We have a disclosure committee that is responsible for considering the materiality of information and determining our disclosure obligations a timely basis. The disclosure committee meets quarterly and reports directly to our Chief Executive Officer and Chief Financial Officer.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

We are involved in various litigation and legal proceedings in the ordinary course of business. We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, are expected to have a material adverse effect on our financial condition or results of operations either individually or in the aggregate.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC. Registrant

Date: May 8, 2015	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer (Principal Financial Officer)