Form 10-Q
period 2015-06-30
Extra Space Storage Inc.
filed 2015-08-10
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2015, was 122,847,937.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to:

•	adverse changes in general economic conditions, the real estate industry and the markets in which we operate;

•	failure to close pending acquisitions, including the proposed acquisition of SmartStop Self Storage, Inc., on expected terms, or at all;

•	the effect of competition from new and existing stores or other storage alternatives, which could cause rents and occupancy rates to decline;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions and developments successfully and to lease up those stores, which could adversely affect our profitability;

•	potential liability for uninsured losses and environmental contamination;

•	the impact of the regulatory environment as well as national, state and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Real estate assets, net	$4,452,046	$4,135,696

Investments in unconsolidated real estate ventures	84,744	85,711
Cash and cash equivalents	175,893	47,663
Restricted cash	25,424	25,245
Receivables from related parties and affiliated real estate joint ventures	2,071	11,778
Other assets, net	93,572	96,014

Total assets	$4,833,750	$4,402,107

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$1,928,552	$1,872,067
Premium on notes payable	1,599	3,281
Exchangeable senior notes	250,000	250,000
Discount on exchangeable senior notes	(11,285)	(13,054)
Notes payable to trusts	119,590	119,590
Lines of credit	—	138,000
Accounts payable and accrued expenses	69,378	65,521
Other liabilities	52,638	54,719

Total liabilities	2,410,472	2,490,124

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 122,835,005 and 116,360,239 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,228	1,163
Additional paid-in capital	2,416,894	1,995,484
Accumulated other comprehensive loss	(1,819)	(1,484)
Accumulated deficit	(272,130)	(257,738)

Total Extra Space Storage Inc. stockholders’ equity	2,144,173	1,737,425
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	81,020	81,152
Noncontrolling interests in Operating Partnership	197,912	92,422
Other noncontrolling interests	173	984

Total noncontrolling interests and equity	2,423,278	1,911,983

Total liabilities, noncontrolling interests and equity	$4,833,750	$4,402,107

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Property rental	$161,024	$138,778	$309,918	$270,779
Tenant reinsurance	17,340	14,508	33,850	27,971
Management fees and other income	7,496	7,438	15,246	14,561

Total revenues	185,860	160,724	359,014	313,311

Expenses:
Property operations	48,209	42,294	95,453	85,776
Tenant reinsurance	3,283	2,636	6,211	5,203
Acquisition related costs	4,554	1,393	5,423	3,449
General and administrative	16,655	15,469	32,904	31,178
Depreciation and amortization	31,552	28,271	61,980	56,646

Total expenses	104,253	90,063	201,971	182,252

Income from operations	81,607	70,661	157,043	131,059

Gain (loss) on earnout from prior acquisitions	400	(7,785)	400	(7,785)
Interest expense	(22,811)	(20,658)	(44,242)	(40,256)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(696)	(663)	(1,393)	(1,325)
Interest income	428	712	1,284	981
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	2,425	2,425

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	60,140	43,479	115,517	85,099

Equity in earnings of unconsolidated real estate ventures	3,001	2,604	5,651	5,023
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	—	3,438	2,857	3,438
Income tax expense	(2,185)	(3,513)	(4,433)	(6,343)

Net income	60,956	46,008	119,592	87,217
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,007)	(2,812)	(5,933)	(5,304)
Net income allocated to Operating Partnership and other noncontrolling interests	(2,610)	(1,531)	(4,578)	(2,908)

Net income attributable to common stockholders	$55,339	$41,665	$109,081	$79,005

Earnings per common share
Basic	$0.47	$0.36	$0.93	$0.68

Diluted	$0.47	$0.36	$0.92	$0.68

Weighted average number of shares
Basic	116,861,678	115,653,489	116,491,710	115,546,341
Diluted	124,475,890	121,254,222	123,477,241	121,161,292

Cash dividends paid per common share	$0.59	$0.47	$1.06	$0.87

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$60,956	$46,008	$119,592	$87,217

Other comprehensive income (loss):
Change in fair value of interest rate swaps	6,305	(5,701)	(288)	(8,448)

Total comprehensive income	67,261	40,307	119,304	78,769
Less: comprehensive income attributable to noncontrolling interests	5,941	4,097	10,558	7,847

Comprehensive income attributable to common stockholders	$61,320	$36,210	$108,746	$70,922

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Noncontrolling Interests and Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership									Accumulated		Total
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Captial	Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests and Equity
Balances at December 31, 2014	$14,809	$41,903	$10,730	$13,710	$92,422	$984	116,360,239	$1,163	$1,995,484	$(1,484)	$(257,738)	$1,911,983

Issuance of common stock upon the exercise of options	—	—	—	—	—	—	50,634	1	1,101	—	—	1,102
Restricted stock grants issued	—	—	—	—	—	—	106,675	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(14,043)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	6,325,000	63	416,580	—	—	416,643
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	2,795	—	—	2,795
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(822)	—	—	(446)	—	—	(1,268)
Issuance of Operating Partnership units in conjunction with store acquisitions	—	—	—	—	106,522	—	—	—	—	—	—	106,522
Redemption of Operating Partnership units for common stock	—	—	—	—	(138)	—	6,500	—	138	—	—	—
Net income	3,343	1,257	990	343	4,567	11	—	—	—	—	109,081	119,592
Other comprehensive income (loss)	(3)	—	—	—	50	—	—	—	—	(335)	—	(288)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	1,242	—	—	1,242
Distributions to Operating Partnership units held by noncontrolling interests	(3,472)	(1,257)	(990)	(343)	(5,511)	—	—	—	—	—	—	(11,573)
Dividends paid on common stock at $1.06 per share	—	—	—	—	—	—	—	—	—	—	(123,473)	(123,473)

Balances at June 30, 2015	$14,677	$41,903	$10,730	$13,710	$197,912	$173	122,835,005	$1,228	$2,416,894	$(1,819)	$(272,130)	$2,423,278

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$119,592	$87,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,980	56,646
Amortization of deferred financing costs	3,328	3,236
Loss (gain) on earnout related to prior acquisitions	(400)	7,785
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	1,393	1,325
Non-cash interest expense related to amortization of premium on notes payable	(1,682)	(1,585)
Compensation expense related to stock-based awards	2,795	2,799
Gain on sale of real estate assets and purchase of joint venture partners’ interests	(2,857)	(3,438)
Distributions from unconsolidated real estate ventures in excess of earnings	3,459	3,427
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(1,302)	(791)
Other assets	(2,961)	3,773
Accounts payable and accrued expenses	3,857	4,938
Other liabilities	(3,915)	2,427

Net cash provided by operating activities	183,287	167,759

Cash flows from investing activities:
Acquisition of real estate assets	(240,892)	(296,920)
Development and redevelopment of real estate assets	(9,926)	(5,958)
Proceeds from sale of real estate assets	800	—
Change in restricted cash	(179)	800
Purchase/issuance of notes receivable	—	(9,028)
Purchase of equipment and fixtures	(2,592)	(2,336)

Net cash used in investing activities	(252,789)	(313,442)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	416,643	—
Proceeds from notes payable and lines of credit	892,140	421,957
Principal payments on notes payable and lines of credit	(973,656)	(238,283)
Deferred financing costs	(3,451)	(3,217)
Net proceeds from exercise of stock options	1,102	2,551
Dividends paid on common stock	(123,473)	(100,874)
Distributions to noncontrolling interests	(11,573)	(9,229)

Net cash provided by financing activities	197,732	72,905

Net increase (decrease) in cash and cash equivalents	128,230	(72,778)
Cash and cash equivalents, beginning of the period	47,663	126,723

Cash and cash equivalents, end of the period	$175,893	$53,945

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Supplemental schedule of cash flow information
Interest paid	$40,984	$33,859
Income taxes paid	1,431	3,050

Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$(138)	$—
Common stock and paid-in capital	138	—
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$(1,242)	$(2,679)
Paid-in capital	1,242	2,679
Acquisitions of real estate assets
Real estate assets, net	$122,132	$55,308
Notes payable assumed	—	(33,190)
Operating Partnership units issued	(106,522)	(22,118)
Receivables from related parties and affiliated real estate joint ventures	(15,610)	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2015, the Company had direct and indirect equity interests in 866 stores. In addition, the Company managed 281 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,147. These stores are located in 35 states, Washington, D.C. and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts in the Company’s 2014 consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Under this guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted this guidance effective January 1, 2015. The Company has not previously had discontinued operations and as such, does not expect this guidance to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. The new standard will now become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company has not yet selected a transition method. Management is currently assessing the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance will only impact financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The guidance is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is still evaluating the impact of adopting this guidance.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2015, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$3,540	$—	$3,540	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(3,778)	$—	$(3,778)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2015. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2015 or December 31, 2014.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$126,407	$120,230	$126,380	$120,230
Fixed rate notes payable and notes payable to trusts	$1,296,658	$1,311,763	$1,320,370	$1,283,893
Exchangeable senior notes	$300,625	$250,000	$276,095	$250,000

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended June 30, 2015 and 2014, options to purchase approximately 44,207 and 33,059 shares of common stock, respectively, and for the six months ended June 30, 2015 and 2014, options to purchase 32,193 and 25,068 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive, assuming full conversion.

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)
Series B Units	1,676,087	618,026	1,668,760	809,292
Series C Units	704,016	437,154	600,656	490,545
Series D Units	548,390	202,209	—	—

	2,928,493	1,257,389	2,269,416	1,299,837

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)
Series B Units	1,676,087	628,124	1,506,644	768,853
Series C Units	704,016	444,297	504,858	433,854
Series D Units	548,390	205,513	—	—

	2,928,493	1,277,934	2,011,502	1,202,707

The Operating Partnership had $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “Notes”) issued and outstanding as of June 30, 2015. The Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the Notes. The exchange price of the Notes was $55.26 per share as of June 30, 2015, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and six months ended June 30, 2015, 836,630 shares related to the Notes were included in the computation for diluted earnings per share. For the three and six months ended June 30, 2014, no shares related to the Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period.

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

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of June 30, 2015 of $41,903 by the closing price of the Company’s common stock as of June 30, 2015 of $65.22 per share.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series C Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of June 30, 2015 of $29,639 by the closing price of the Company’s common stock as of June 30, 2015 of $65.22 per share.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series D Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series D Units outstanding as of June 30, 2015 of $13,710 by the closing price of the Company’s common stock as of June 30, 2015 of $65.22 per share.

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$55,339	$41,665	$109,081	$79,005
Earnings and dividends allocated to participating securities	(140)	(125)	(259)	(242)

Earnings for basic computations	55,199	41,540	108,822	78,763

Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	4,276	3,315	7,911	6,443
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(1,271)	(1,437)	(2,545)	(2,875)

Net income for diluted computations	$58,204	$43,418	$114,188	$82,331

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	116,861,678	115,653,489	116,491,710	115,546,341
Series A Units	875,480	989,980	875,480	989,980
OP Units	5,642,737	4,334,118	5,007,835	4,334,118
Unvested restricted stock awards included for treasury stock method	—	—	—	—
Shares related to exchangeable senior notes and dilutive stock options	1,095,995	276,635	1,102,216	290,853

Average number of common shares outstanding - diluted	124,475,890	121,254,222	123,477,241	121,161,292

Earnings per common share
Basic	$0.47	$0.36	$0.93	$0.68
Diluted	$0.47	$0.36	$0.92	$0.68

5.	STORE ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating stores for the six months ended June 30, 2015, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid								Acquisition Date Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Non- cash gain	Notes Receivable	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed (1)
North Carolina	1	6/19/2015	$6,987	$6,926	$—	$—	$—	$61	$—	—	$1,408	$5,461	$107	$11
Florida	1	6/18/2015	17,657	12,677	—	—	—	207	4,773	71,054	—	17,220	327	110
Florida	1	6/17/2015	4,953	412	—	4,601	—	(60)	—	—	534	4,241	125	53
Illinois	1	6/8/2015	10,046	9,970	—	—	—	76	—	—	964	9,085	—	(3)
Massachusetts	1	5/13/2015	12,512	12,515	—	—	—	(3)	—	—	1,625	10,875	—	12
Georgia	1	5/7/2015	6,498	6,458	—	—	—	40	—	—	2,087	4,295	114	2
North Carolina	1	5/5/2015	11,007	10,976	—		—	31	—	—	4,050	6,867	77	13
Georgia	1	4/24/2015	6,500	6,451	—	—	—	49	—	—	370	6,014	114	2
Arizona, Texas	22	4/15/2015	178,252	75,681	—		—	822	101,749	1,504,277	24,087	151,465	2,121	579
Texas	1	4/14/2015	8,650	8,580	—	—	—	70	—	—	619	7,861	160	10
California (2)	1	3/30/2015	12,699	1,700	1,629	11,009	(1,264)	(375)	—	—	1,025	11,479	195	—
South Carolina	2	3/30/2015	13,165	13,143	—	—	—	22	—	—	1,763	11,229	144	29
Virginia	1	3/17/2015	5,073	5,065	—	—	—	8	—	—	118	4,797	81	77
Texas	1	2/24/2015	13,570	13,519	—	—	—	51	—	—	1,511	11,861	182	16
Texas	3	1/13/2015	41,904	41,806	—	—	—	98	—	—	12,080	29,489	300	35

2015 Totals	39		$349,473	$225,879	$1,629	$15,610	$(1,264)	$1,097	$106,522	1,575,331	$52,241	$292,239	$4,047	$946

(1)	This column represents costs paid at closing. The amounts shown exclude other acquisition costs paid before or after the closing date.
(2)	This represents the acquisition of a joint venture partners’ interest in Extra Space of Sacramento One LLC (“Sacramento One”), an existing joint venture, for $1,700 in cash. The result of the acquisition is that the Company owns 100% of Sacramento One, which owned one store located in California. Prior to the acquisition date, the Company accounted for its interest in Sacramento One as an equity-method investment, and the Company also held mortgage notes receivable from Sacramento One totalling $11,009, including related interest. The total acquisition date fair value of the Company’s previous equity interest was approximately $365 and is included in consideration transfered. The Company recognized a non-cash gain of $1,629 as a result of remeasuring the fair value of its equity interest held prior to the acquisition. The store is consolidated subsequent to the acquisition as the Company owns 100% of the store.

6.	VARIABLE INTERESTS

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

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of June 30, 2015:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the six months ended June 30, 2015.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company held 22 derivative financial instruments which had a total combined notional amount of $945,602 as of June 30, 2015.

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:	Fair Value
Other assets	$3,540	$3,583
Other liabilities	$(3,778)	$(3,533)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Classification of	For the Three Months Ended June 30,
Type	Income (Expense)	2015	2014
Swap Agreements	Interest expense	$(2,636)	$(2,317)

	Classification of	For the Six Months Ended June 30,
Type	Income (Expense)	2015	2014
Swap Agreements	Interest expense	$(4,933)	$(4,610)

	Gain (loss) recognized in OCI			Gain (loss) reclassifed from OCI
	June 30,		Location of amounts reclassified from OCI into income	For the Six Months Ended June 30,
Type	2015	2014		2015	2014
Swap Agreements	$(5,458)	$(12,924)	Interest expense	$(4,933)	$(4,610)

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

As of June 30, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $4,132 including accrued interest.

8.	EXCHANGEABLE SENIOR NOTES

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets. The Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the Notes as of June 30, 2015 was approximately 18.10 shares of the Company’s common stock per $1,000 principal amount of the Notes.

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

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount was as follows for the periods indicated:

	June 30, 2015	December 31, 2014
Carrying amount of equity component	$14,496	$14,496

Principal amount of liability component	$250,000	$250,000
Unamortized discount - equity component	(9,055)	(10,448)
Unamortized cash discount	(2,230)	(2,606)

Net carrying amount of liability component	$238,715	$236,946

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest	$1,484	$1,484	$2,968	$2,968
Amortization of discount	696	663	1,393	1,325

Total interest expense recognized	$2,180	$2,147	$4,361	$4,293

9.	STOCKHOLDERS’ EQUITY

On June 22, 2015, the Company issued and sold 6,325,000 shares of its common stock in a public offering at a price of $68.15 per share. The Company received gross proceeds of $431,049. The underwriting discount and transaction costs were $14,406, resulting in net proceeds of $416,643.

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

The outstanding Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $41,903. Holders of the Series B Units receive distributions at an annual rate of 6%. These distributions are cumulative. The Series B Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

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

11.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 92.7% ownership interest in the Operating Partnership as of June 30, 2015. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 7.3% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at June 30, 2015 was $67.00 and there were 5,934,710 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2015 and the Company elected to pay the OP Unit holders cash, the Company would have paid $397,626 in cash consideration to redeem the units.

On April 15, 2015, the Company purchased 22 stores located in Arizona and Texas. As part of the consideration for this acquisition, 1,504,277 OP Units were issued with a total value of $101,749.

On June 18, 2015, the Company purchased one store located in Florida. As part of the consideration for this acquisition, 71,054 OP Units were issued with a total value of $4,773.

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

Other noncontrolling interests represent the ownership interest of a third party in one consolidated joint venture as of June 30, 2015. This consolidated joint venture owns a single operating store in California. The ownership interest of the third-party owner was 3.3%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The income or losses attributable to this third-party owner based on its ownership percentage are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations.

On June 11, 2015, the Company purchased its joint venture partner’s remaining 1% interest in an existing joint venture for $1,267. The joint venture owned 19 properties in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia, and as a result of this purchase, these properties became wholly-owned by the Company. Prior to this acquisition, the partner’s interest was reported in other noncontrolling interests. Since the Company retained its controlling interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.

13.	EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES—GAIN ON SALE OF REAL ESTATE AND PURCHASE OF JOINT VENTURE PARTNERS’ INTERESTS

In March 2015, ESS PRISA II LLC (“PRISA II”), a joint venture in which the Company holds a 2.0% interest, sold one store located in New York for $90,000. As a result of the sale, PRISA II recognized a gain of $60,496 and the Company recorded its 2.0% portion of the gain, or $1,228.

In March 2015, the Company acquired its joint venture partner’s 82.4% interest in Sacramento One, an existing joint venture which owned one store located in California, for $1,700. In addition, the Company held mortgage notes receivable from Sacramento One totaling $11,009, which were written off as part of the total consideration. Prior to the acquisition, the remaining 17.6% interest was owned by the Company, which accounted for its investment in Sacramento One using the equity method. The Company recorded a non-cash gain of $1,629 related to this transaction, which represents the increase in fair value of the company’s interest in the joint venture from its formation to the acquisition date.

14.	SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	June 30, 2015	December 31, 2014
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$84,744	$85,711

Total assets
Rental operations	$4,450,043	$4,109,673
Tenant reinsurance	33,184	39,383
Property management, acquisition and development	350,523	253,051

	$4,833,750	$4,402,107

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Statement of Operations
Total revenues
Rental operations	$161,024	$138,778	$309,918	$270,779
Tenant reinsurance	17,340	14,508	33,850	27,971
Property management, acquisition and development	7,496	7,438	15,246	14,561

	185,860	160,724	359,014	313,311

Operating expenses, including depreciation and amortization
Rental operations	77,326	68,620	152,835	138,562
Tenant reinsurance	3,283	2,636	6,211	5,203
Property management, acquisition and development	23,644	18,807	42,925	38,487

	104,253	90,063	201,971	182,252

Income (loss) from operations
Rental operations	83,698	70,158	157,083	132,217
Tenant reinsurance	14,057	11,872	27,639	22,768
Property management, acquisition and development	(16,148)	(11,369)	(27,679)	(23,926)

	81,607	70,661	157,043	131,059

Loss on earnout from prior acquisition
Property management, acquisition and development	400	(7,785)	400	(7,785)

Interest expense
Rental operations	(22,703)	(20,348)	(43,860)	(39,658)
Property management, acquisition and development	(108)	(310)	(382)	(598)

	(22,811)	(20,658)	(44,242)	(40,256)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(696)	(663)	(1,393)	(1,325)

Interest income
Tenant reinsurance	4	4	8	8
Property management, acquisition and development	424	708	1,276	973

	428	712	1,284	981

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,212	1,212	2,425	2,425

Equity in earnings of unconsolidated real estate ventures
Rental operations	3,001	2,604	5,651	5,023

Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners’ interests
Rental operations	—	3,438	2,857	3,438

Income tax expense
Rental operations	(325)	601	(1,079)	2,020
Tenant reinsurance	(2,429)	(3,856)	(4,303)	(7,671)
Property management, acquisition and development	569	(258)	949	(692)

	(2,185)	(3,513)	(4,433)	(6,343)

Net income (loss)
Rental operations	63,671	56,453	120,652	103,040
Tenant reinsurance	11,632	8,020	23,344	15,105
Property management, acquisition and development	(14,347)	(18,465)	(24,404)	(30,928)

	$60,956	$46,008	$119,592	$87,217

Depreciation and amortization expense
Rental operations	$29,117	$26,326	$57,382	$52,786
Property management, acquisition and development	2,435	1,945	4,598	3,860

	$31,552	$28,271	$61,980	$56,646

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(240,892)	$(296,920)

Development and redevelopment of real estate assets
Property management, acquisition and development			$(9,926)	$(5,958)

15.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2015, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

As of June 30, the Company was under contract to acquire 20 stores for a total purchase price of $204,862. Of these 20 stores, nine are scheduled to close in 2015. The remaining stores will close upon completion of construction, expected to occur on various dates in 2016, 2017 and 2018.

On June 15, 2015, the Company announced that it had entered into a definitive agreement to acquire SmartStop Self Storage, Inc. (“SmartStop”), a public non-traded REIT. SmartStop shareholders will receive $13.75 per share in cash which represents a total purchase price of $1,400,000. The Company will pay approximately $1,290,000, and the remaining $110,000 will come from the sale of certain assets by SmartStop prior to the closing. Upon the completion of the acquisition, the Company will own 122 SmartStop stores and will assume the management of 42 third-party stores.

16.	SUBSEQUENT EVENTS

On July 1, 2015, a joint venture in which the Company owns a 10% equity interest acquired a store located in Arizona for $5,400. The store was acquired at completion of construction.

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

Pending Acquisition of SmartStop

On June 15, 2015, we, our Operating Partnership, Merger Sub I, Merger Sub II, SmartStop and SmartStop OP entered into the Merger Agreement, which provides that (i) the Company will acquire SmartStop by way of a merger of SmartStop with and into Merger Sub I, with Merger Sub I being the surviving entity (the Company Merger), (ii) immediately after the Company Merger, but before the Partnership Merger, Merger Sub I will transfer certain of its limited partnership units of SmartStop OP to a taxable REIT subsidiary of the Company, and (iii) immediately after the Transfer, Merger Sub II will merge with and into SmartStop OP, with SmartStop OP continuing as the surviving entity (the Partnership Merger).

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Company Merger Effective Time, each outstanding share of SmartStop Common Stock prior to the Company Merger Effective Time (other than shares owned by SmartStop and its subsidiaries or the Company and its subsidiaries) will be automatically converted into the right to receive an amount in cash equal to $13.75, without interest and less any applicable withholding taxes. At the Company Merger Effective Time, all shares of SmartStop Common Stock that are subject to vesting and other restrictions will become fully vested and be converted into the right to receive the Merger Consideration. At the effective time of the Partnership Merger, each outstanding SmartStop OP partnership unit, other than partnership units held by SmartStop and its subsidiaries or the Company and its subsidiaries (including the Transferred Units), will be automatically converted into the right to receive an amount in cash equal to $13.75, without interest and less any applicable withholding taxes, provided however, if the SmartStop OP unit holder is an “accredited investor” as defined by Rule 501(a) of Regulation D promulgated under the Securities Act and timely makes a valid election to receive common operating partnership units of our Operating Partnership in lieu of cash, each unit held by such SmartStop OP unit holder will be converted into the right to receive 0.2031 common operating partnership units of our Operating Partnership, including the right to receive cash in lieu of any fractional interests in such units.

The closing of the Company Merger is subject to the approval of the Company Merger by the affirmative vote of holders of not less than a majority of all outstanding shares of SmartStop Common Stock. The closing of the Mergers is also subject to various customary conditions, including but not limited to the following: (i) the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, (ii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications), (iii) compliance with the covenants and agreements in the Merger Agreement in all material respects, (iv) the absence of any material adverse effect on SmartStop, (v) the receipt of certain third party consents, and (vi) the completion of the sale of the Excluded Assets.

PROPERTIES

As of June 30, 2015, we owned, had ownership interests in, or managed 1,147 stores in 35 states, Washington, D.C. and Puerto Rico. Of these 1,147 stores, we owned 615 stores, we held joint venture interests in 251 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 281 stores that are owned by third parties. These operating stores contain approximately 85.1 million square feet of rentable space in approximately 770,000 units.

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

As of June 30, 2015, approximately 685,000 tenants were leasing storage units at the 1,147 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2015, the average length of stay was approximately 13.2 months for tenants that vacated during the preceding twelve month period.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $14.63 for the three months ended June 30, 2015, compared to $13.83 for the same period ended June 30, 2014. Average annual rent per square foot for new leases was $15.71 for the three months ended June 30, 2015, compared to $14.62 for the same period ended June 30, 2014. The average discounts, as a percentage of rental revenues, during these periods were 3.2% and 4.0%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized stores by state as of June 30, 2015 and 2014. The information as of June 30, 2014 is on a pro forma basis as though all the stores owned and/or managed at June 30, 2015 were under our control as of June 30, 2014.

Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2015 (1)	Number of Units as of June 30, 2014	Net Rentable Square Feet as of June 30, 2015 (2)	Net Rentable Square Feet as of June 30, 2014	Square Foot Occupancy % June 30, 2015	Square Foot Occupancy % June 30, 2014
Wholly-Owned Stores
Alabama	5	2,968	2,889	343,531	343,162	94.8%	89.9%
Arizona	12	7,683	7,550	889,423	885,965	92.1%	89.5%
California	126	94,725	94,145	9,802,992	9,829,157	95.3%	91.6%
Colorado	12	5,931	5,839	738,659	737,391	96.5%	94.4%
Connecticut	5	3,135	3,122	299,034	299,970	97.0%	93.4%
Florida	62	43,370	43,101	4,640,151	4,663,600	94.1%	90.9%
Georgia	24	14,286	14,209	1,847,406	1,846,464	93.6%	88.9%
Hawaii	5	5,760	5,623	341,283	335,465	93.9%	90.2%
Illinois	18	12,706	12,346	1,302,407	1,289,102	88.3%	88.9%
Indiana	9	4,791	4,722	555,943	554,558	91.6%	93.2%
Kansas	1	533	506	49,991	50,360	88.3%	93.0%
Kentucky	4	2,181	2,162	253,741	254,141	94.1%	93.5%
Louisiana	2	1,408	1,409	149,990	150,065	93.9%	94.0%
Maryland	23	17,478	17,272	1,817,253	1,818,067	94.1%	93.7%
Massachusetts	37	23,068	22,815	2,316,668	2,314,682	93.9%	91.6%
Michigan	3	1,821	1,799	258,877	254,064	95.0%	93.3%
Missouri	6	3,247	3,217	387,401	385,226	93.5%	93.7%
Nevada	6	3,918	3,948	624,030	622,914	90.8%	85.1%
New Hampshire	2	1,016	1,010	125,748	125,748	95.6%	93.2%
New Jersey	49	38,012	37,811	3,686,742	3,681,116	94.6%	94.3%
New Mexico	3	1,591	1,569	220,112	217,644	89.4%	86.1%
New York	20	17,629	17,620	1,461,553	1,459,478	93.7%	91.5%
North Carolina	8	5,244	5,157	557,728	551,068	95.9%	91.5%
Ohio	21	11,320	11,195	1,483,709	1,477,721	94.2%	92.0%
Oregon	3	2,157	2,150	250,450	250,530	97.6%	95.5%
Pennsylvania	10	7,414	7,365	761,334	757,227	94.0%	91.9%
Rhode Island	2	1,235	1,184	131,566	131,396	96.2%	92.5%
South Carolina	6	3,384	3,335	421,001	418,365	90.9%	94.2%
Tennessee	13	7,686	7,595	1,041,312	1,038,152	95.2%	94.5%
Texas	57	36,135	36,148	4,357,418	4,328,208	92.6%	89.9%
Utah	8	4,234	4,245	522,858	523,006	94.5%	90.5%
Virginia	30	23,204	23,067	2,476,661	2,461,405	93.0%	85.8%
Washington	6	3,592	3,560	428,588	427,603	94.8%	91.2%

Total Wholly-Owned Stabilized	598	412,862	409,685	44,545,560	44,483,020	94.0%	91.2%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2015 (1)	Number of Units as of June 30, 2014	Net Rentable Square Feet as of June 30, 2015 (2)	Net Rentable Square Feet as of June 30, 2014	Square Foot Occupancy % June 30, 2015	Square Foot Occupancy % June 30, 2014
Joint-Venture Stores
Alabama	2	1,168	1,150	145,106	145,231	97.2%	91.2%
Arizona	7	4,273	4,235	492,553	492,918	91.1%	89.9%
California	66	47,347	47,069	4,831,186	4,825,833	95.5%	93.3%
Colorado	2	1,316	1,324	158,769	159,703	97.5%	95.1%
Connecticut	7	5,315	5,297	611,045	611,790	95.1%	93.3%
Delaware	1	597	590	71,610	71,705	86.2%	92.6%
Florida	16	13,221	13,065	1,295,246	1,294,548	92.8%	91.6%
Georgia	2.	1,080	1,063	152,554	151,724	91.8%	89.6%
Illinois	5	3,484	3,454	365,465	365,083	94.3%	95.8%
Indiana	5	2,228	2,189	288,990	286,498	93.8%	91.5%
Kansas	2	843	844	109,355	109,695	94.4%	91.8%
Kentucky	4	2,279	2,262	257,439	257,199	90.3%	88.7%
Maryland	12	9,840	9,760	956,835	955,170	93.4%	93.0%
Massachusetts	13	6,970	6,905	774,919	783,655	95.3%	92.7%
Michigan	8	4,848	4,803	616,048	612,523	95.5%	93.1%
Missouri	1	535	533	61,075	61,225	96.2%	95.1%
Nevada	4	2,307	2,288	253,057	252,223	92.6%	91.1%
New Hampshire	2	799	777	85,111	84,095	93.1%	91.1%
New Jersey	16	13,005	12,960	1,357,146	1,385,979	92.7%	92.9%
New Mexico	7	3,616	3,603	397,184	398,245	90.9%	90.2%
New York	12	11,938	11,934	976,415	977,556	94.2%	92.4%
Ohio	6	3,148	3,117	414,644	415,304	91.1%	91.8%
Oregon	1	655	653	64,970	64,970	97.8%	95.0%
Pennsylvania	9	6,350	6,328	697,357	696,399	93.8%	93.5%
Tennessee	14	7,399	7,336	957,378	956,468	94.3%	94.2%
Texas	13	8,488	8,424	1,132,221	1,127,005	96.1%	94.6%
Virginia	12	8,672	8,627	918,062	917,714	94.1%	92.5%
Washington, DC	1	1,547	1,530	102,492	102,017	93.7%	93.3%

Total Joint-Venture Stabilized	250	173,268	172,120	18,544,232	18,562,475	94.2%	92.9%

Managed Stores
Alabama	7	2,321	2,359	350,100	358,110	91.2%	85.6%
Arizona	3	1,227	1,208	224,963	226,407	89.2%	82.0%
California	66	43,874	44,638	5,748,201	5,936,972	90.4%	83.5%
Colorado	16	8,397	8,346	1,070,517	1,067,037	96.2%	95.3%
Connecticut	1	459	467	61,385	61,600	95.6%	86.7%
Florida	36	23,010	22,990	2,783,188	2,779,733	91.5%	87.2%
Georgia	8	3,939	3,931	590,417	592,554	93.0%	88.8%
Hawaii	6	5,006	5,077	350,042	350,639	90.2%	87.1%
Illinois	6	3,612	3,610	393,685	393,375	91.0%	93.7%
Indiana	9	5,054	5,038	618,567	618,777	91.9%	93.9%
Kentucky	2	1,330	1,325	220,977	220,977	97.0%	96.5%
Louisiana	1	992	999	132,770	133,435	90.8%	85.6%
Maryland	15	10,258	10,251	978,422	981,957	91.4%	90.2%
Mississippi	2	1,885	1,890	281,328	281,508	92.4%	87.5%
Missouri	3	1,451	1,539	168,901	193,151	94.0%	91.8%
Nevada	4	2,999	3,094	316,435	315,885	85.7%	75.8%
New Jersey	3	1,637	1,617	181,188	180,538	91.9%	94.5%
New Mexico	2	1,137	1,120	130,652	131,312	93.7%	91.6%
New York	1	2,049	2,049	88,000	88,000	94.5%	94.5%
North Carolina	2	1,210	1,206	167,540	167,938	91.9%	93.2%
Ohio	8	2,842	2,947	395,606	428,104	91.9%	89.7%
Pennsylvania	15	6,952	6,947	858,782	862,347	93.3%	89.3%
South Carolina	2	1,179	1,199	153,546	153,546	90.7%	93.5%
Tennessee	3	1,345	1,347	198,471	198,396	94.5%	91.6%
Texas	23	12,188	12,036	1,672,547	1,635,761	90.0%	85.1%
Utah	4	2,020	2,032	314,040	314,485	94.0%	93.2%
Virginia	4	2,435	2,402	249,024	249,714	93.2%	91.8%
Washington, DC	2	1,267	1,267	112,334	112,334	94.1%	94.6%
Puerto Rico	4	2,663	2,680	286,953	287,459	85.9%	85.1%

Total Managed Stabilized	258	154,738	155,611	19,098,581	19,322,051	91.5%	87.3%

Total Stabilized Stores	1,106	740,868	737,416	82,188,373	82,367,546	93.4%	90.7%

(1)	Represents unit count as of June 30, 2015, which may differ from unit count as of June 30, 2014 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of June 30, 2015, which may differ from rentable square feet as of June 30, 2014 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of June 30, 2015 and 2014. The information as of June 30, 2014 is on a pro forma basis as though all the stores owned and/or managed at June 30, 2015 were under our control as of June 30, 2014.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2015 (1)	Number of Units as of June 30, 2014	Net Rentable Square Feet as of June 30, 2015 (2)	Net Rentable Square Feet as of June 30, 2014	Square Foot Occupancy % June 30, 2015	Square Foot Occupancy % June 30, 2014
Wholly-Owned Stores
Arizona	1	895	687	121,993	121,993	53.1%	20.0%
California (3)	1	—	593	—	58,463	0.0%	94.6%
Connecticut	1	1,108	1,111	89,890	89,310	81.1%	21.8%
Florida	1	544	552	80,835	76,391	90.8%	62.4%
Georgia	1	598	599	52,365	52,365	93.2%	80.1%
Illinois	1	658	584	46,633	47,102	70.2%	90.8%
Maryland	1	988	988	103,171	103,207	86.5%	57.3%
North Carolina	1	977	396	85,235	38,000	56.0%	37.0%
South Carolina	2	1,239	999	131,964	104,875	79.3%	59.1%
Texas	6	3,951	3,298	449,538	367,551	61.1%	36.2%
Virginia	1	455	455	56,805	56,805	79.4%	63.4%

Total Wholly-Owned in Lease-up	17	11,413	10,262	1,218,429	1,116,062	70.1%	48.0%

Joint-Venture Stores
California	1	678	—	59,239	—	40.9%	0.0%

Total Joint-Venture in Lease-up	1	678	—	59,239	—	40.9%	0.0%

Managed Stores
California	2	1,081	1,090	141,305	141,305	60.6%	24.9%
Colorado	2	1,593	1,593	145,702	145,702	42.2%	15.2%
Georgia	1	579	—	70,722	—	29.3%	0.0%
Illinois	1	673	673	46,417	46,581	80.0%	43.4%
Maryland	2	1,310	955	114,395	85,684	55.0%	47.0%
Massachusetts	1	902	—	70,076	—	25.0%	0.0%
Nevada	1	1,487	1,487	196,275	196,275	54.0%	20.0%
New York	2	2,579	2,578	162,540	162,579	33.1%	81.0%
North Carolina	2	769	430	68,416	36,271	46.0%	20.0%
Oregon	1	636	—	77,225	—	9.0%	0.0%
South Carolina	3	2,282	991	241,669	97,789	39.3%	30.0%
Texas	1	597	603	69,435	68,559	79.7%	69.2%
Utah	1	516	535	67,037	67,256	94.3%	42.8%
Virginia	2	1,058	1,059	105,634	106,441	81.3%	40.4%
Washington	1	720	—	81,030	—	39.5%	0.0%

Total Managed in Lease-up	23	16,782	11,994	1,657,878	1,154,442	49.2%	38.5%

Total Lease-up Stores	41	28,873	22,256	2,935,546	2,270,504	57.7%	43.2%

(1)	Represents unit count as of June 30, 2015, which may differ from unit count as of June 30, 2014 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of June 30, 2015, which may differ from rentable square feet as of June 30, 2014 due to unit conversions or expansions.
(3)	In October 2014, a store located in Venice, California was damaged by fire. During the re-construction period all units are unavailable.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2015 and 2014

Overview

Results for the three and six months ended June 30, 2015 included the operations of 866 stores (615 wholly-owned, one in a consolidated joint venture, and 250 in joint ventures accounted for using the equity method) compared to the results for the three months ended June 30, 2014, which included the operations of 807 stores (535 wholly-owned, 19 in consolidated joint ventures, and 253 in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Property rental	$161,024	$138,778	$22,246	16.0%	$309,918	$270,779	$39,139	14.5%
Tenant reinsurance	17,340	14,508	2,832	19.5%	33,850	27,971	5,879	21.0%
Management fees and other income	7,496	7,438	58	0.8%	15,246	14,561	685	4.7%

Total revenues	$185,860	$160,724	$25,136	15.6%	$359,014	$313,311	$45,703	14.6%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2015 was the result of an increase of $10,986 and $18,473, respectively, associated with acquisitions completed in 2015 and 2014, and an increase of $11,623 and $21,463, respectively, as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. This was offset by a decrease in revenues for the three and six months ended June 30, 2015 of $532 and $1,055, respectively, as a result of a fire at one property in California in October 2014. We acquired 39 operating stores during the six months ended June 30, 2015 and 51 operating stores during 2014. Occupancy at our wholly-owned stabilized stores increased to 94.0% at June 30, 2015, as compared to 91.2% at June 30, 2014. The achieved rental rate to new tenants for the three months ended June 30, 2015 increased an average of approximately 3.5% over the same period in the prior year.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due to the increase in the number of stores operated. We operated 1,147 stores at June 30, 2015 compared to 1,071 stores at June 30, 2014.

Management Fees and Other Income—Our taxable REIT subsidiary (“TRS”), Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees represent approximately 6% of cash collected from these stores. We also earn an asset management fee from one of our joint ventures, equal to 0.5% of the total asset value, provided certain conditions are met. The increase in management fee revenues was due to an increase in revenues at the managed stores as a result of increases in occupancy and rental rates, and to an increase in the number of properties managed.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Expenses:
Property operations	$48,209	$42,294	$5,915	14.0%	$95,453	$85,776	$9,677	11.3%
Tenant reinsurance	3,283	2,636	647	24.5%	6,211	5,203	1,008	19.4%
Acquisition related costs	4,554	1,393	3,161	226.9%	5,423	3,449	1,974	57.2%
General and administrative	16,655	15,469	1,186	7.7%	32,904	31,178	1,726	5.5%
Depreciation and amortization	31,552	28,271	3,281	11.6%	61,980	56,646	5,334	9.4%

Total expenses	$104,253	$90,063	$14,190	15.8%	$201,971	$182,252	$19,719	10.8%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2015 consisted primarily of increases in expenses associated with acquisitions completed in 2015 and 2014. We acquired 39 operating stores during the six months ended June 30, 2015, and 51 operating stores during the year ended December 31, 2014.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase was primarily due to the increase in the number of stores we owned and/or managed. At June 30, 2015, we owned and/or managed 1,147 stores compared to 1,071 stores at June 30, 2014.

Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increase in these expenses for the three and six months ended June 30, 2015 compared to the same periods in the prior year was due to an increase in the number of acquisitions completed during these periods. We completed the acquisition of 39 stores during the six months ended June 30, 2015 compared to 29 stores during the same period in the prior year. In addition, during the three months ended June 30, 2015, we wrote off a nonrefundable deposit of $2,440 related to a property that we had under contract but decided not to purchase as a result of environmental issues.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the three and six months ended June 30, 2015 increased when compared to the same period in the prior year primarily due to the overall cost associated with the management of additional stores. At June 30, 2015, we owned and/or managed 1,147 stores compared to 1,071 stores at June 30, 2014. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 39 stores during the six months ended June 30, 2015 and 51 stores during 2014.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income and expenses:
Gain (loss) on earnout from prior acquisitions	$400	$(7,785)	$8,185	(105.1%)	$400	$(7,785)	$8,185	(105.1%)
Interest expense	(22,811)	(20,658)	(2,153)	10.4%	(44,242)	(40,256)	(3,986)	9.9%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(696)	(663)	(33)	5.0%	(1,393)	(1,325)	(68)	5.1%
Interest income	428	712	(284)	(39.9%)	1,284	981	303	30.9%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	—	—	2,425	2,425	—	—
Equity in earnings of unconsolidated real estate ventures	3,001	2,604	397	15.2%	5,651	5,023	628	12.5%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	—	3,438	(3,438)	(100.0%)	2,857	3,438	(581)	(16.9%)
Income tax expense	(2,185)	(3,513)	1,328	(37.8%)	(4,433)	(6,343)	1,910	(30.1%)

Total other expense, net	$(20,651)	$(24,653)	$4,002	(16.2%)	$(37,451)	$(43,842)	$6,391	(14.6%)

Gain (Loss) on Earnout from Prior Acquisitions —In 2011, we acquired a single store in Florida. As part of the acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for the period of 12 consecutive months ending June 30, 2015. During 2014 we recorded a liability of $2,500 as an estimate of the payment that would become due. The $400 gain recorded during the three months ended June 30, 2015 represents the adjustment needed to true up the existing liability to the amount owed to the sellers as of June 30, 2015.

During 2012, we acquired a portfolio of 10 self-storage properties. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net rental income two years after the acquisition date. At the acquisition date, we believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental income of the stores during the earnout period was significantly higher than expected, resulting in a payment to the sellers of $7,785, which was recorded as a loss during the three months ended June 30, 2014.

Interest Expense—The increase in interest expense during the three and six months ended June 30, 2015 was the result of increases in debt over the same periods in the prior year. The total face value of our debt, including our lines of credit, was $2,298,142 at June 30, 2015 compared to $2,173,639 at June 30, 2014.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership, which reflects the effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The decrease for the three months ended June 30, 2015 and the increase for the six months ended June 30, 2015 relate to fluctuations in the balance of notes receivable compared to the same periods in the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The increases for the three and six months ended June 30, 2015 compared to the same periods in the prior year was primarily the result of increases in revenue at the stores owned by the joint ventures. Occupancy at our joint venture stores increased to 94.2% as of June 30, 2015, compared to 92.9% as of June 30, 2014.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests— During March 2015, one of our joint ventures sold a store located in New York to a third party and recognized a gain of $60,496. We recognized our 2.0% share of this gain, or $1,228. Additionally, in March 2015 we acquired a joint venture partner’s 82.4% equity interest in an existing joint venture. We previously held the remaining 17.6% equity interest in this joint venture. Prior to the acquisition, we accounted for our equity interest in this joint venture as an equity-method investment. We recognized a non-cash gain of $1,629 during the three months ended March 31, 2015 as a result of re-measuring the fair value of our equity interest in this joint venture held before the acquisition.

Income Tax Expense —For the three and six months ended June 30, 2015, the decrease in income tax expense was related to a royalty charged to our TRS by the Operating Partnership for access to and use of customer lists and intellectual property. The effect of this change lowered the taxable income of the TRS, which resulted in lower income tax expense.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(3,007)	$(2,812)	$(195)	6.9%	$(5,933)	$(5,304)	$(629)	11.9%
Net income allocated to Operating Partnership and other noncontrolling interests	(2,610)	(1,531)	(1,079)	70.5%	(4,578)	(2,908)	(1,670)	57.4%

Total income allocated to noncontrolling interests:	$(5,617)	$(4,343)	$(1,274)	29.3%	$(10,511)	$(8,212)	$(2,299)	28.0%

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

Income allocated to the Preferred Operating Partnership noncontrolling interests for the three months ended June 30, 2015 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.7% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.5% and 3.5% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the three months ended June 30, 2015 and 2014, respectively.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$55,339	$41,665	$109,081	$79,005
Adjustments:
Real estate depreciation	27,311	23,722	53,429	46,962
Amortization of intangibles	2,444	3,109	5,241	6,835
(Gain) loss on sale of real estate and earnout from prior acquisitions	(400)	7,785	(400)	7,785
Unconsolidated joint venture real estate depreciation and amortization	1,058	1,067	2,115	2,173
Unconsolidated joint venture gain on sale of real estate and purchase of partners’ interests	—	(3,438)	(2,857)	(3,438)
Distributions paid on Series A Preferred Operating Partnership units	(1,271)	(1,437)	(2,545)	(2,875)
Income allocated to Operating Partnership noncontrolling interests	5,608	4,339	10,501	8,208

Funds from operations attributable to common stockholders	$90,089	$76,812	$174,565	$144,655

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
Same-store rental and tenant reinsurance revenues	$146,607	$134,007	9.4%	$286,242	$262,936	8.9%
Same-store operating and tenant reinsurance expenses	41,040	39,842	3.0%	83,318	81,401	2.4%

Same-store net operating income	$105,567	$94,165	12.1%	$202,924	$181,535	11.8%

Non same-store rental and tenant reinsurance revenues	$31,757	$19,279	64.7%	$57,526	$35,814	60.6%
Non same-store operating and tenant reinsurance expenses	$10,452	$5,088	105.4%	$18,346	$9,578	91.5%

Total rental and tenant reinsurance revenues	$178,364	$153,286	16.4%	$343,768	$298,750	15.1%
Total operating and tenant reinsurance expenses	$51,492	$44,930	14.6%	$101,664	$90,979	11.7%

Same-store square foot occupancy as of quarter end	94.5%	92.1%		94.5%	92.1%

Properties included in same-store	503	503		503	503

The increase in same-store rental revenues for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was due primarily to an increase in occupancy of 240 basis points, higher rental rates for both new and existing customers, and reduced customer discounts. Same-store expenses were higher for the three and six months ended June 30, 2015 due to increases in tenant reinsurance expense, property taxes, credit card merchant fees and repairs and maintenance. These increases in expenses were partially offset by decreases in utility expenses and property insurance during the same periods

CASH FLOWS

Cash flows provided by operating activities were $183,287 and $167,759, respectively, for the six months ended June 30, 2015 and 2014. The increase primarily related to an increase in net income of $32,375. The remaining portion of the change related to a decrease in (gain) loss on earnout related to prior acquisitions of $8,185, an increase in other assets of $6,734, a decrease in other liabilities of $6,342, and an increase in depreciation and amortization expense of $5,334.

Cash used in investing activities was $252,789 and $313,442, respectively, for the six months ended June 30, 2015 and 2014. The decrease was primarily due to the cash paid for acquisitions. Cash used in the acquisition of real estate assets decreased $56,028 during the six months ended June 30, 2015 compared to the same period in the prior year. We acquired 39 stores during the six months ended June 30, 2015 compared to 29 stores acquired during the same period of the prior year. However, the consideration paid for the acquisitions in the first six months of 2015 included an increased number of OP units instead of cash when compared to the acquisitions in the first six months of 2014.

Cash provided by financing activities was $197,732 and $72,905, respectively, for the six months ended June 30, 2015 and 2014. The change related primarily to net proceeds from the sale of common stock of $416,643 and an increase in proceeds from notes payable and lines of credit of $470,183. These increases were offset by an increase in the cash paid for principal payments on notes payable and lines of credit of $735,373, and an increase in dividends paid of $22,599.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had $175,893 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

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

	As of June 30, 2015
Line of Credit	Amount Drawn (1)	Capacity (1)	Interest Rate	Origination Date	Maturity	Basis Rate (2)	Notes
Credit Line 1	$—	$85,000	1.8%	6/4/2010	6/3/2016	LIBOR plus 1.7%	(3)
Credit Line 2	—	50,000	1.9%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(4)
Credit Line 3	—	80,000	1.9%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(4)
Credit Line 4	—	50,000	1.9%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(4)

	$—	$265,000

(1)	Amounts in thousands
(2)	30-day USD LIBOR
(3)	One two-year extension available
(4)	Two one-year extensions available

As of June 30, 2015, we had $2,298,142 face value of debt, resulting in a debt to total enterprise value ratio of 22.3%. As of June 30, 2015, the ratio of total fixed-rate debt and other instruments to total debt was 68.0% (including $997,410 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2015 was 3.2%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2015.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on future payments due by period as of June 30, 2015:

	Payments due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$80,092	$5,486	$8,638	$5,701	$60,267
Notes payable, notes payable to trusts and lines of credit
Interest	359,194	72,864	111,727	67,020	107,583
Principal	2,298,142	74,907	649,493	1,002,294	571,448

Total contractual obligations	$2,737,428	$153,257	$769,858	$1,075,015	$739,298

The operating leases above include minimum future lease payments on leases for 18 of our operating stores as well as leases of our corporate offices. Two ground leases include additional contingent rental payments based on the level of revenue achieved at the store.

As of June 30, 2015, the weighted average interest rate for all fixed-rate loans was 3.8%, and the weighted-average interest rate for all variable-rate loans was 2.0%.

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

As of June 30, 2015, we had $2,298,142 in total face value of debt, of which $736,378 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $7,081 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$126,407	$120,230	$126,380	$120,230
Fixed rate notes payable and notes payable to trusts	$1,296,658	$1,311,763	$1,320,370	$1,283,893
Exchangeable senior notes	$300,625	$250,000	$276,095	$250,000

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

On April 15, 2015, we entered into a contribution agreement to acquire 22 stores located in Arizona and Texas (the “Properties”). The Properties include approximately 1.73 million square feet of net rentable space in approximately 13,500 self storage units, which were approximately 81.7% occupied as of June 30, 2015. The aggregate consideration paid to acquire the Properties is valued at approximately $177.7 million, excluding transaction costs, including the issuance by the Operating Partnership to the contributors of 1,504,277 OP Units, with a total value of $101.7 million.

On June 18, 2015, our Operating Partnership issued 71,054 OP Units in connection with the acquisition of a store located in Florida. The store was acquired in exchange for the OP Units, valued at $4.8 million, and approximately $12.7 million of cash.

The terms of the OP Units are governed by the Operating Partnership’s Fourth Amended and Restated Agreement of Limited Partnership. The OP Units will be redeemable, at the option of the holders following the expiration of a lock-up period commencing on the date of issuance and ending on August 15, 2016, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.

The OP Units were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

The information set forth in Item 2 of Part II of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 15, 2015, among Extra Space Storage Inc., Extra Space Storage LP, Edgewater REIT Acquisition (MD) LLC, Edgewater Partnership Acquisition (DE) LLC, SmartStop Self Storage, Inc. and SmartStop Self Storage Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on June 15, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 16, 2015, among Extra Space Storage Inc., Extra Space Storage LP, Edgewater REIT Acquisition (MD) LLC, Edgewater Partnership Acquisition (DE) LLC, SmartStop Self Storage, Inc. and SmartStop Self Storage Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on July 16, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 10, 2015	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)