Form 10-Q
period 2015-09-30
Extra Space Storage Inc.
filed 2015-11-06
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 30, 2015, was 123,456,914.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to:

•	adverse changes in general economic conditions, the real estate industry and the markets in which we operate;

•	failure to close pending acquisitions on expected terms, or at all;

•	the effect of competition from new and existing stores or other storage alternatives, which could cause rents and occupancy rates to decline;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions and developments successfully and to lease up those stores, which could adversely affect our profitability;

•	potential liability for uninsured losses and environmental contamination;

•	the impact of the regulatory environment as well as national, state and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)

Assets:
Real estate assets, net	$4,452,251	$4,139,626

Investments in unconsolidated real estate ventures	84,671	85,711
Cash and cash equivalents	1,115,532	47,663
Restricted cash	228,629	25,245
Receivables from related parties and affiliated real estate joint ventures	3,016	11,778
Other assets, net	118,737	92,084

Total assets	$6,002,836	$4,402,107

Liabilities, Noncontrolling Interests and Equity:
Notes payable	$2,527,756	$1,872,067
Premium on notes payable	1,235	3,281
Exchangeable senior notes	660,364	250,000
Discount on exchangeable senior notes	(26,146)	(13,054)
Notes payable to trusts	119,590	119,590
Lines of credit	185,000	138,000
Accounts payable and accrued expenses	76,303	65,521
Other liabilities	71,394	54,719

Total liabilities	3,615,496	2,490,124

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 123,332,292 and 116,360,239 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,233	1,163
Additional paid-in capital	2,401,886	1,995,484
Accumulated other comprehensive loss	(20,812)	(1,484)
Accumulated deficit	(273,015)	(257,738)

Total Extra Space Storage Inc. stockholders’ equity	2,109,292	1,737,425
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	80,869	81,152
Noncontrolling interests in Operating Partnership	197,017	92,422
Other noncontrolling interests	162	984

Total noncontrolling interests and equity	2,387,340	1,911,983

Total liabilities, noncontrolling interests and equity	$6,002,836	$4,402,107

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Property rental	$170,548	$144,669	$480,466	$415,448
Tenant reinsurance	18,226	15,385	52,076	43,356
Management fees and other income	8,723	9,013	23,969	23,167

Total revenues	197,497	169,067	556,511	481,971

Expenses:
Property operations	48,878	43,294	144,331	129,070
Tenant reinsurance	3,608	2,930	9,819	8,133
Acquisition related costs	280	436	5,703	3,885
General and administrative	16,716	15,665	49,620	46,436
Depreciation and amortization	30,711	29,249	92,691	85,895

Total expenses	100,193	91,574	302,164	273,419

Income from operations	97,304	77,493	254,347	208,552

Gain (loss) on real estate transactions and earnout from prior acquisitions	1,101	(2,500)	1,501	(10,285)
Interest expense	(20,811)	(20,681)	(65,053)	(60,937)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(805)	(679)	(2,198)	(2,004)
Interest income	356	186	1,640	1,167
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	3,638	3,638

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	78,358	55,032	193,875	140,131

Equity in earnings of unconsolidated real estate ventures	3,403	2,777	9,054	7,800
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	—	378	2,857	3,816
Income tax (expense) benefit	(3,561)	1,006	(7,994)	(5,337)

Net income	78,200	59,193	197,792	146,410
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,112)	(2,977)	(9,045)	(8,281)
Net income allocated to Operating Partnership and other noncontrolling interests	(3,370)	(1,988)	(7,948)	(4,896)

Net income attributable to common stockholders	$71,718	$54,228	$180,799	$133,233

Earnings per common share
Basic	$0.58	$0.47	$1.52	$1.15

Diluted	$0.58	$0.47	$1.51	$1.15

Weighted average number of shares
Basic	122,644,837	115,726,911	118,564,872	115,606,845
Diluted	130,398,111	121,617,554	125,406,313	121,551,889

Cash dividends paid per common share	$0.59	$0.47	$1.65	$1.34

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$78,200	$59,193	$197,792	$146,410

Other comprehensive income (loss):
Change in fair value of interest rate swaps	(20,019)	1,834	(20,307)	(6,614)

Total comprehensive income	58,181	61,027	177,485	139,796
Less: comprehensive income attributable to noncontrolling interests	5,456	5,137	16,014	12,984

Comprehensive income attributable to common stockholders	$52,725	$55,890	$161,471	$126,812

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Noncontrolling Interests and Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Captial	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity

Balances at December 31, 2014	$14,809	$41,903	$10,730	$13,710	$92,422	$984	116,360,239	$1,163	$1,995,484	$(1,484)	$(257,738)	$1,911,983

Issuance of common stock upon the exercise of options	—	—	—	—	—	—	72,874	1	1,423	—	—	1,424
Restricted stock grants issued	—	—	—	—	—	—	173,354	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	—	—	—	(16,025)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	6,735,000	67	446,842	—	—	446,909
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,385	—	—	4,385
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(822)	—	—	(446)	—	—	(1,268)
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	106,522	—	—	—	—	—	—	106,522

Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(70,112)	—	—	(70,112)
Issuance of 2015 exchangeable senior notes - equity component	—	—	—	—	—	—	—	—	22,597	—	—	22,597
Redemption of Operating Partnership units for common stock	—	—	—	—	(150)	—	6,850	—	150	—	—	—
Net income	5,114	1,885	1,532	514	7,948	—	—	—	—	—	180,799	197,792
Other comprehensive income (loss)	(135)	—	—	—	(844)	—	—	—	—	(19,328)	—	(20,307)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	1,563	—	—	1,563
Distributions to Operating Partnership units held by noncontrolling interests	(5,261)	(1,886)	(1,532)	(514)	(8,881)	—	—	—	—	—	—	(18,074)
Dividends paid on common stock at $1.65 per share	—	—	—	—	—	—	—	—	—	—	(196,076)	(196,076)

Balances at September 30, 2015	$14,527	$41,902	$10,730	$13,710	$197,017	$162	123,332,292	$1,233	$2,401,886	$(20,812)	$(273,015)	$2,387,340

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$197,792	$146,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,691	85,895
Amortization of deferred financing costs	4,876	4,955
Loss (gain) on real estate transactions and earnout from prior acquisitions	(1,501)	2,500
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	2,198	2,004
Non-cash interest expense related to amortization of premium on notes payable	(2,046)	(2,350)
Compensation expense related to stock-based awards	4,385	3,855
Gain on sale of real estate assets and purchase of joint venture partners’ interests	(2,857)	(3,438)
Distributions from unconsolidated real estate ventures in excess of earnings	4,020	3,989
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(2,247)	(434)
Other assets	(20,022)	467
Accounts payable and accrued expenses	10,782	12,927
Other liabilities	(1,790)	(216)

Net cash provided by operating activities	286,281	256,564

Cash flows from investing activities:
Acquisition of real estate assets	(263,404)	(328,235)
Development and redevelopment of real estate assets	(15,137)	(11,288)
Proceeds from sale of real estate assets	800	—
Change in restricted cash	(203,384)	(4,754)
Investment in unconsolidated real estate ventures	(549)	—
Return of investment in unconsolidated real estate ventures	61	—
Purchase/issuance of notes receivable	—	(9,028)
Purchase of equipment and fixtures	(4,821)	(3,636)

Net cash used in investing activities	(486,434)	(356,941)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	446,909	—
Net proceeds from the issuance of 2015 exchangeable senior notes	563,500	—
Proceeds from notes payable and lines of credit	1,718,753	505,957
Principal payments on notes payable and lines of credit	(1,016,064)	(312,287)
Repurchase of 2013 exchangeable senior notes	(227,212)	—
Deferred financing costs	(5,138)	(3,851)
Net proceeds from exercise of stock options	1,424	2,717
Dividends paid on common stock	(196,076)	(155,410)
Distributions to noncontrolling interests	(18,074)	(14,256)

Net cash provided by financing activities	1,268,022	22,870

Net increase (decrease) in cash and cash equivalents	1,067,869	(77,507)
Cash and cash equivalents, beginning of the period	47,663	126,723

Cash and cash equivalents, end of the period	$1,115,532	$49,216

See accompanying notes to unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30,
	2015	2014
Supplemental schedule of cash flow information
Interest paid	$60,040	$53,345
Income taxes paid	1,555	3,237

Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$(150)	$—
Common stock and paid-in capital	150	—
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$1,563	$2,883
Paid-in capital	(1,563)	(2,883)
Acquisitions of real estate assets
Real estate assets, net	$122,132	$60,465
Notes payable assumed	—	(38,347)
Operating Partnership units issued	(106,522)	(22,118)
Receivables from related parties and affiliated real estate joint ventures	(15,610)	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2015, the Company had direct and indirect equity interests in 868 stores. In addition, the Company managed 302 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,170. These stores are located in 36 states, Washington, D.C. and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts in the Company’s 2014 consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income or accumulated deficit.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted this guidance effective January 1, 2015. The Company has not previously had discontinued operations and as such, does not expect this guidance to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. The new standard will now become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company has not yet selected a transition method. Management is currently assessing the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU 2015-02 amends the criteria for determining if a service provider possesses a variable interest in a variable interest entity (“VIE”), and eliminates the presumption that a general partner should consolidate a limited partnership. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance will only impact financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. The Company plans to adopt this guidance January 1, 2016, and does not expect the adoption of this standard to materially impact its consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2015, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$142	$—	$142	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(20,403)	$—	$(20,403)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2015 or December 31, 2014.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$130,402	$120,230	$126,380	$120,230
Fixed rate notes payable and notes payable to trusts	$1,963,291	$1,834,199	$1,320,370	$1,283,893
Exchangeable senior notes	$695,047	$660,364	$276,095	$250,000

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended September 30, 2015 and 2014, options to purchase approximately 82,571 and 29,547 shares of common stock, respectively, and for the nine months ended September 30, 2015 and 2014, options to purchase 50,144 and 27,045 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive, assuming full conversion.

	For the Three Months Ended
	September 30, 2015		September 30, 2014
	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)
Series B Units	1,676,087	572,121	1,676,087	793,602
Series C Units	704,016	404,684	704,016	561,346
Series D Units	548,390	187,189	—	—

	2,928,493	1,163,994	2,380,103	1,354,948

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)
Series B Units	1,676,087	607,806	1,563,746	777,364
Series C Units	704,016	429,926	571,973	478,824
Series D Units	548,390	198,865	—	—

	2,928,493	1,236,597	2,135,719	1,256,188

The Operating Partnership had $85,364 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of September 30, 2015. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $55.12 per share as of September 30, 2015, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of September 30, 2015 (see footnote 8). The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $95.40 per share as of September 30, 2015, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and nine months ended September 30, 2015, 383,279 shares related to the 2013 Notes were included in the computation for diluted earnings per share. For the three and nine months ended September 30, 2014, no shares related to the 2013 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period. For the three and nine months ended September 30, 2015, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period. For the three and nine months ended September 30, 2014, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the 2015 Notes were not outstanding at this time.

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

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of September 30, 2015 of $41,903 by the closing price of the Company’s common stock as of September 30, 2015 of $77.16 per share.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series C Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of September 30, 2015 of $29,639 by the closing price of the Company’s common stock as of September 30, 2015 of $77.16 per share.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series D Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series D Units outstanding as of September 30, 2015 of $13,710 by the closing price of the Company’s common stock as of September 30, 2015 of $77.16 per share.

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income attributable to common stockholders	$71,718	$54,228	$180,799	$133,233
Earnings and dividends allocated to participating securities	(173)	(125)	(432)	(366)

Earnings for basic computations	71,545	54,103	180,367	132,867

Earnings and dividends allocated to participating securities	173	125	—	366
Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	5,151	3,875	13,062	10,318
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(1,272)	(1,438)	(3,817)	(4,313)

Net income for diluted computations	$75,597	$56,665	$189,612	$139,238

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	122,644,837	115,726,911	118,564,872	115,606,845
Series A Units	875,480	989,980	875,480	989,980
OP Units	5,934,539	4,334,118	5,320,130	4,334,118
Unvested restricted stock awards included for treasury stock method	304,610	294,616	—	321,346
Shares related to 2013 exchangeable senior notes and dilutive stock options	638,645	271,929	645,831	299,600

Average number of common shares outstanding - diluted	130,398,111	121,617,554	125,406,313	121,551,889

Earnings per common share
Basic	$0.58	$0.47	$1.52	$1.15
Diluted	$0.58	$0.47	$1.51	$1.15

5.	STORE ACQUISITIONS

The following table summarizes the Company’s acquisitions of operating stores for the nine months ended September 30, 2015, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid								Acquisition Date Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Non-cash gain	Notes Receivable	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed (1)
Maryland	1	9/10/2015	$6,165	$6,183	$—	$—	$—	$(18)	$—	—	$794	$5,178	$119	$74
North Carolina	1	6/19/2015	6,987	6,926	—	—	—	61	—	—	1,408	5,461	107	11
Florida	1	6/18/2015	17,657	12,677	—	—	—	207	4,773	71,054	—	17,220	327	110
Florida (3)	1	6/17/2015	6,076	412	1,100	4,601	—	(37)	—	—	534	5,364	125	53
Illinois	1	6/8/2015	10,046	9,970	—	—	—	76	—	—	964	9,085	—	(3)
Massachusetts	1	5/13/2015	12,512	12,515	—	—	—	(3)	—	—	1,625	10,875	—	12
Georgia	1	5/7/2015	6,498	6,458	—	—	—	40	—	—	2,087	4,295	114	2
North Carolina	1	5/5/2015	11,007	10,976	—	—	—	31	—	—	4,050	6,867	77	13
Georgia	1	4/24/2015	6,500	6,451	—	—	—	49	—	—	370	6,014	114	2
Arizona, Texas	22	4/15/2015	178,252	75,681	—	—	—	822	101,749	1,504,277	24,087	151,465	2,121	579
Texas	1	4/14/2015	8,650	8,580	—	—	—	70	—	—	619	7,861	160	10
California (2)	1	3/30/2015	12,699	1,700	1,629	11,009	(1,264)	(375)	—	—	1,025	11,479	195	—
South Carolina	2	3/30/2015	13,165	13,143	—	—	—	22	—	—	1,763	11,229	144	29
Virginia	1	3/17/2015	5,073	5,065	—	—	—	8	—	—	118	4,797	81	77
Texas	1	2/24/2015	13,570	13,519	—	—	—	51	—	—	1,511	11,861	182	16
Texas	3	1/13/2015	41,904	41,806	—	—	—	98	—	—	12,080	29,489	300	35

2015 Totals	40		$356,761	$232,062	$2,729	$15,610	$(1,264)	$1,102	$106,522	1,575,331	$53,035	$298,540	$4,166	$1,020

(1)	This column represents costs paid at closing. The amounts shown exclude other acquisition costs paid before or after the closing date.
(2)	This represents the acquisition of a joint venture partners’ interest in Extra Space of Sacramento One LLC (“Sacramento One”), an existing joint venture, for $1,700 in cash. The result of the acquisition is that the Company owns 100% of Sacramento One, which owned one store located in California. Prior to the acquisition date, the Company accounted for its interest in Sacramento One as an equity-method investment, and the Company also held mortgage notes receivable from Sacramento One totalling $11,009, including related interest. The total acquisition date fair value of the Company’s previous equity interest was approximately $365 and is included in consideration transfered. The Company recognized a non-cash gain of $1,629 as a result of remeasuring the fair value of its equity interest held prior to the acquisition. The store is consolidated subsequent to the acquisition as the Company owns 100% of the store.
(3)	The Company determined the consideration paid for this store was below its market value, and recognized a $1,100 gain, representing the difference bewteen the fair value of the store and the consideration paid.

6.	VARIABLE INTERESTS

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

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of September 30, 2015:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	$119,590	$3,590	$116,000	$—

The Company had no consolidated VIEs during the nine months ended September 30, 2015.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company held 28 derivative financial instruments which had a total combined notional amount of $1,110,145 as of September 30, 2015.

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:	Fair Value
Other assets	$142	$3,583
Other liabilities	$(20,403)	$(3,533)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Classification of	For the Three Months Ended September 30,
Type	Income (Expense)	2015	2014

Swap Agreements	Interest expense	$(3,084)	$(2,172)

	Classification of	For the Nine Months Ended September 30,
Type	Income (Expense)	2015	2014
Swap Agreements	Interest expense	$(8,017)	$(6,782)

	Gain (loss) recognized in OCI		Location of amounts	Gain (loss) reclassifed from OCI
	For the Three Months Ended September 30,		reclassified from OCI	For the Three Months Ended September 30,
Type	2015	2014	into income	2015	2014
Swap Agreements	$(23,073)	$1,824	Interest expense	$(3,084)	$(2,172)

	Gain (loss) recognized in OCI		Location of amounts	Gain (loss) reclassifed from OCI
	For the Nine Months Ended September 30,		reclassified from OCI	For the Nine Months Ended September 30,
Type	2015	2014	into income	2015	2014

Swap Agreements	$(28,531)	$(11,099)	Interest expense	$(8,017)	$(6,782)

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

As of September 30, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $20,800 including accrued interest.

8.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,500, consisting primarily of a 2% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of September 30, 2015 was approximately 10.48 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

The Operating Partnership may redeem the 2015 Notes at any time to preserve the Company’s status as a REIT. In addition, on or after October 5, 2020, the Operating Partnership may redeem the 2015 Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the 2015 Notes. The holders of the 2015 Notes have the right to require the Operating Partnership to repurchase the 2015 Notes for cash, in whole or in part, on October 1 of the years 2020, 2025 and 2030, (unless the Operating Partnership has called the 2015 Notes for redemption), and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest. Certain events are considered “Events of Default,” as defined in the indenture governing the 2015 Notes, which may result in the accelerated maturity of the 2015 Notes.

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of September 30, 2015 was approximately 18.14 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

The Operating Partnership may redeem the 2013 Notes at any time to preserve the Company’s status as a REIT. In addition, on or after July 5, 2018, the Operating Partnership may redeem the 2013 Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the 2013 Notes. The holders of the 2013 Notes have the right to require the Operating Partnership to repurchase the 2013 Notes for cash, in whole or in part, on July 1 of the years 2018, 2023 and 2028, and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the 2013 Notes plus accrued and unpaid interest. Certain events are considered “Events of Default,” as defined in the indenture governing the 2013 Notes, which may result in the accelerated maturity of the 2013 Notes.

Additionally, the 2013 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended September 30, 2015. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ended December 31, 2015.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the 2013 Notes and 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discounts are being amortized as interest expense over the remaining period of the debt through its first redemption date, July 1, 2018 for the 2013 Notes and October 1, 2020 for the 2015 Notes. The effective interest rate on the liability components of both the 2013 Notes and the 2015 Notes is 4.0%, which approximates the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	September 30, 2015	December 31, 2014
Carrying amount of equity component - 2013 Notes	$—	$14,496
Carrying amount of equity component - 2015 Notes	22,597	—

Carrying amount of equity components	$22,597	$14,496

Principal amount of liability component 2013 Notes	$85,364	$250,000
Principal amount of liability component 2015 Notes	575,000	—
Unamortized discount - equity component - 2013 Notes	(2,851)	(10,448)
Unamortized discount - equity component - 2015 Notes	(22,597)	—
Unamortized cash discount - 2013 Notes	(698)	(2,606)

Net carrying amount of liability components	$634,218	$236,946

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest	$1,972	$1,484	$4,940	$4,452
Amortization of discount	805	679	2,198	2,004

Total interest expense recognized	$2,777	$2,163	$7,138	$6,456

Repurchase of 2013 Notes

As part of the 2015 Notes offering, the Company repurchased $164,636 of the 2013 Notes for $227,212 on September 15, 2015. The Company allocated the value of the consideration paid to repurchase the 2013 Notes (1) to the extinguishment of the liability component and (2) to the reacquisition of the equity component. The amount allocated to the extinguishment of the liability component is equal to the fair value of that component immediately prior to extinguishment. The difference between the consideration attributed to the extinguishment of the liability component and the sum of (a) the net carrying amount of the repurchased liability component, and (b) the related unamortized debt issuance costs, is recognized as a gain on debt extinguishment. The remaining settlement consideration is allocated to the reacquisition of the equity component of the repurchased 2013 Notes and recognized as a reduction of stockholders’ equity.

Information about the repurchase is as follows:

September 15, 2015

Principal amount repurchased	$164,636

Amount allocated to:
Extinguishment of liability component	$157,100
Reacquisition of equity component	70,112

Total cash paid for repurchase	$227,212

Exchangeable senior notes repurchased	$164,636
Extinguishment of liability component	(157,100)
Discount on exchangeable senior notes	(6,931)
Related debt issuance costs	(605)

Gain/(Loss) on repurchase	$—

9.	STOCKHOLDERS’ EQUITY

On June 22, 2015, the Company issued and sold 6,325,000 shares of its common stock in a public offering at a price of $68.15 per share. The Company received gross proceeds of $431,049. The underwriting discount and transaction costs were $14,406, resulting in net proceeds of $416,643.

On August 28, 2015, the Company filed a $400,000 “at the market” equity program with the Securities and Exchange Commission, and entered into separate equity distribution agreements with five sales agents. Under the terms of the equity distribution agreements, the Company may from time to time offer and sell shares of common stock, up to the aggregate offering price of $400,000, through its sales agents. During the three months ended September 30, 2015, the Company sold 410,000 shares of common stock at an average sales price of $75.17 per share, resulting in net proceeds of $30,266.

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

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 92.7% ownership interest in the Operating Partnership as of September 30, 2015. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 7.3% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at September 30, 2015 was $76.04 and there were 5,934,360 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2015 and the Company elected to pay the OP Unit holders cash, the Company would have paid $451,249 in cash consideration to redeem the units.

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

Other noncontrolling interests represent the ownership interest of third parties in two consolidated joint ventures as of September 30, 2015. Each of these consolidated joint ventures owns a single operating store, one in California, and one in Texas. The voting interests of the third-party owners range from 17.5% to 20.0%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The income or losses attributable to this third-party owner based on its ownership percentage are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations.

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

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	September 30, 2015	December 31, 2014
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$84,671	$85,711

Total assets
Rental operations	$4,459,668	$4,109,673
Tenant reinsurance	36,023	39,383
Property management, acquisition and development	1,507,145	253,051

	$6,002,836	$4,402,107

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Statement of Operations
Total revenues
Rental operations	$170,548	$144,669	$480,466	$415,448
Tenant reinsurance	18,226	15,385	52,076	43,356
Property management, acquisition and development	8,723	9,013	23,969	23,167

	197,497	169,067	556,511	481,971

Operating expenses, including depreciation and amortization
Rental operations	77,436	70,520	230,271	209,082
Tenant reinsurance	3,608	2,930	9,819	8,133
Property management, acquisition and development	19,149	18,124	62,074	56,204

	100,193	91,574	302,164	273,419

Income (loss) from operations
Rental operations	93,112	74,149	250,195	206,366
Tenant reinsurance	14,618	12,455	42,257	35,223
Property management, acquisition and development	(10,426)	(9,111)	(38,105)	(33,037)

	97,304	77,493	254,347	208,552

Gain (loss) on real estate transactions and earnout from prior acquisitions
Property management, acquisition and development	1,101	(2,500)	1,501	(10,285)

Interest expense
Rental operations	(20,034)	(20,416)	(63,894)	(60,074)
Property management, acquisition and development	(777)	(265)	(1,159)	(863)

	(20,811)	(20,681)	(65,053)	(60,937)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(805)	(679)	(2,198)	(2,004)

Interest income
Tenant reinsurance	3	5	11	13
Property management, acquisition and development	353	181	1,629	1,154

	356	186	1,640	1,167

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213	3,638	3,638

Equity in earnings of unconsolidated real estate ventures
Rental operations	3,403	2,777	9,054	7,800

Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners’ interests
Rental operations	—	378	2,857	3,816

Income tax (expense) benefit
Rental operations	(325)	(222)	(1,404)	(914)
Tenant reinsurance	(2,624)	2,011	(6,927)	(5,660)
Property management, acquisition and development	(612)	(783)	337	1,237

	(3,561)	1,006	(7,994)	(5,337)

Net income (loss)
Rental operations	76,156	56,666	196,808	156,994
Tenant reinsurance	11,997	14,471	35,341	29,576
Property management, acquisition and development	(9,953)	(11,944)	(34,357)	(40,160)

	$78,200	$59,193	$197,792	$146,410

Depreciation and amortization expense
Rental operations	$28,558	$27,226	$85,940	$80,012
Property management, acquisition and development	2,153	2,023	6,751	5,883

	$30,711	$29,249	$92,691	$85,895

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(263,404)	$(328,235)

Development and redevelopment of real estate assets
Property management, acquisition and development			$(15,137)	$(11,288)

15.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2015, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. Therefore, any estimate(s) of loss disclosed below represents what management believes to be an estimate of loss only for certain matters meeting these criteria and does not represent the Company’s maximum loss exposure. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

The Company currently has several legal proceedings pending against it that include causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, violations of various consumer fraud acts. As a result of these litigation matters, the Company recorded a liability of $850,000 during the year ended December 31, 2014, which is included in other liabilities on the condensed consolidated balance sheets.

As of September 30, 2015, the Company was under contract to acquire seven operating stores and 14 stores to be acquired upon the completion of construction, for a total purchase price of $203,033. Of these stores, six are scheduled to close in 2015. The remaining stores will close upon completion of construction, expected to occur on various dates in 2016, 2017 and 2018.

Although there can be no assurance, the Company is not aware of any material environmental liability, for which it believes it will be ultimately responsible, that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to its properties could result in future material environmental liabilities.

16.	SUBSEQUENT EVENTS

On October 1, 2015, the Company completed its previously announced acquisition of SmartStop Self Storage, Inc. (“SmartStop”), a public, non–traded REIT (“the Transaction”). The Company completed the Transaction as part of its strategy to acquire stores and portfolios of stores that can increase stockholder value. SmartStop stockholders received $13.75 per share in cash, which represents a total purchase price of approximately $1,400,000. The Company paid approximately $1,310,000, and the remaining $90,000 came from the sale of certain assets by SmartStop prior to the closing. In connection with the Transaction, the Company acquired 122 SmartStop stores and assumed the management of 43 third-party stores.

Other disclosures relating to the Transaction, including pro forma financial information, are not practicable to include as the Company has not yet completed its initial accounting for the Transaction, and the information necessary for these disclosures is not yet available.

On October 1, 2015, the Company closed on a $300,000 loan with a single lender that is secured by 47 stores. The loan bears interest at one month LIBOR plus 1.60% and matures September 30, 2022. An interest rate cap on 90% of the loan balance was executed on October 2, 2015, under which LIBOR is capped at a maximum of 3.9%.

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

Acquisition of SmartStop

On October 1, 2015, the Company completed its previously announced acquisition of SmartStop. SmartStop stockholders approved the transaction at a special meeting of stockholders held on September 29, 2015. SmartStop stockholders received $13.75 per share in cash, which represents a total purchase price of approximately $1,400,000. The Company paid approximately $1,310,000, and the remaining $90,000 came from the sale of certain assets by SmartStop immediately prior to the closing.

As a result of the acquisition, the Company acquired 122 stores and assumed the management of 43 stores previously managed by SmartStop.

PROPERTIES

As of September 30, 2015, we owned, had ownership interests in, or managed 1,170 stores in 36 states, Washington, D.C. and Puerto Rico. Of these 1,170 stores, we owned 617 stores, we held joint venture interests in 251 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 302 stores that are owned by third parties. These operating stores contain approximately 87.1 million square feet of rentable space in approximately 787,000 units.

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

As of September 30, 2015, in excess of 700,000 tenants were leasing storage units at the 1,170 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2015, the average length of stay was approximately 13.9 months for tenants that vacated during the preceding twelve month period.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.17 for the three months ended September 30, 2015, compared to $14.23 for the same period ended September 30, 2014. Average annual rent per square foot for new leases was $15.64 for the three months ended September 30, 2015, compared to $14.39 for the same period ended September 30, 2014. The average discounts, as a percentage of rental revenues, during these periods were 2.7% and 3.3%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized stores by state as of September 30, 2015 and 2014. The information as of September 30, 2014 is on a pro forma basis as though all the stores owned and/or managed at September 30, 2015 were under our control as of September 30, 2014.

Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2015 (1)	Number of Units as of September 30, 2014	Net Rentable Square Feet as of September 30, 2015 (2)	Net Rentable Square Feet as of September 30, 2014	Square Foot Occupancy % September 30, 2015	Square Foot Occupancy % September 30, 2014

Wholly-Owned Stores
Alabama	5	2,978	2,896	343,571	342,962	92.4%	83.3%
Arizona	12	7,693	7,557	887,899	885,743	92.8%	90.8%
California	126	94,845	94,353	9,802,748	9,799,919	95.1%	92.1%
Colorado	12	5,945	5,888	738,544	740,829	93.1%	89.6%
Connecticut	5	3,144	3,122	299,176	299,579	92.4%	89.7%
Florida	62	43,510	43,072	4,644,364	4,633,474	93.9%	92.0%
Georgia	24	14,336	14,213	1,844,201	1,843,179	93.3%	89.4%
Hawaii	5	5,817	5,614	343,091	335,409	94.4%	91.2%
Illinois	18	12,758	12,529	1,310,133	1,304,941	88.5%	89.3%
Indiana	9	4,807	4,734	555,743	555,308	90.8%	90.5%
Kansas	1	535	507	49,991	50,361	92.3%	92.5%
Kentucky	4	2,187	2,169	253,741	254,241	93.7%	91.9%
Louisiana	2	1,406	1,408	150,090	149,990	93.2%	90.9%
Maryland	24	18,098	17,856	1,876,159	1,875,122	92.1%	92.0%
Massachusetts	37	23,099	22,825	2,315,334	2,314,141	93.7%	91.7%
Michigan	3	1,825	1,808	260,579	257,554	90.4%	91.1%
Missouri	6	3,246	3,224	387,401	386,361	94.2%	91.1%
Nevada	6	3,916	3,930	623,930	623,284	91.6%	86.5%
New Hampshire	2	1,017	1,009	126,048	125,748	93.4%	91.3%
New Jersey	49	38,070	37,896	3,685,674	3,681,965	93.9%	93.1%
New Mexico	3	1,611	1,572	221,042	217,814	91.4%	87.9%
New York	20	17,665	17,629	1,461,749	1,460,670	93.0%	90.4%
North Carolina	8	5,262	5,167	557,743	554,282	92.4%	90.2%
Ohio	21	11,370	11,244	1,483,234	1,481,351	91.8%	90.0%
Oregon	3	2,158	2,150	250,450	250,450	94.5%	94.7%
Pennsylvania	10	7,417	7,381	762,649	757,359	92.5%	91.5%
Rhode Island	2	1,235	1,193	131,381	131,291	94.8%	91.2%
South Carolina	6	3,427	3,339	421,515	418,355	89.2%	92.2%
Tennessee	13	7,700	7,613	1,041,661	1,038,502	92.1%	92.8%
Texas	57	36,144	36,027	4,356,805	4,340,726	91.6%	89.8%
Utah	8	4,232	4,246	522,856	523,056	94.8%	90.5%
Virginia	30	23,315	23,050	2,478,315	2,462,157	90.9%	86.4%
Washington	6	3,597	3,573	428,878	427,483	94.4%	90.0%

Total Wholly-Owned Stabilized	599	414,365	410,794	44,616,695	44,523,606	93.1%	90.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2015 (1)	Number of Units as of September 30, 2014	Net Rentable Square Feet as of September 30, 2015 (2)	Net Rentable Square Feet as of September 30, 2014	Square Foot Occupancy % September 30, 2015	Square Foot Occupancy % September 30, 2014

Joint-Venture Stores
Alabama	2	1,175	1,152	145,056	145,196	94.6%	89.0%
Arizona	7	4,298	4,250	491,938	492,508	91.2%	89.5%
California	66	47,479	47,151	4,832,118	4,830,777	95.4%	93.0%
Colorado	2	1,313	1,323	158,429	159,803	93.8%	90.7%
Connecticut	7	5,319	5,298	610,580	611,490	93.7%	92.7%
Delaware	1	598	591	71,610	71,705	83.5%	92.8%
Florida	16	13,250	13,080	1,294,416	1,295,116	92.9%	91.4%
Georgia	2	1,084	1,067	151,234	152,684	95.2%	91.0%
Illinois	5	3,494	3,467	366,155	365,758	91.3%	93.7%
Indiana	5	2,243	2,205	288,590	287,328	92.5%	90.9%
Kansas	2	845	844	109,155	109,375	90.3%	91.5%
Kentucky	4	2,286	2,267	257,489	257,199	88.2%	88.1%
Maryland	12	9,896	9,772	957,325	955,370	92.2%	91.3%
Massachusetts	13	6,991	6,931	774,767	784,185	92.9%	91.0%
Michigan	8	4,858	4,808	614,318	612,833	92.9%	92.9%
Missouri	1	536	534	61,075	61,225	89.8%	89.9%
Nevada	4	2,310	2,296	253,032	252,693	94.9%	90.6%
New Hampshire	2	801	791	85,111	84,591	94.4%	92.8%
New Jersey	16	13,011	12,969	1,357,232	1,357,294	91.7%	90.6%
New Mexico	7	3,649	3,603	396,525	398,194	91.9%	89.8%
New York	12	11,929	11,937	970,197	977,741	93.8%	91.9%
Ohio	6	3,160	3,124	414,964	415,129	91.6%	88.7%
Oregon	1	655	653	64,970	64,970	95.0%	94.1%
Pennsylvania	9	6,354	6,338	698,254	697,303	91.7%	92.7%
Tennessee	14	7,410	7,348	956,828	956,468	90.6%	91.1%
Texas	13	8,502	8,437	1,131,766	1,127,425	93.8%	93.4%
Virginia	12	8,674	8,630	917,962	917,914	91.6%	90.5%
Washington, DC	1	1,547	1,530	102,492	102,017	90.2%	93.5%

Total Joint-Venture Stabilized	250	173,667	172,396	18,533,588	18,544,291	93.1%	91.8%

Managed Stores
Alabama	8	3,487	3,455	514,825	522,685	90.1%	87.0%
Arizona	3	1,230	1,210	230,045	226,459	91.5%	85.9%
California	65	43,928	44,216	5,752,455	5,785,816	91.8%	85.7%
Colorado	16	8,403	8,336	1,068,941	1,070,047	92.4%	93.1%
Connecticut	1	458	464	61,240	61,625	93.6%	91.0%
Florida	38	25,194	25,135	3,100,504	3,097,393	92.2%	89.1%
Georgia	8	3,944	3,940	588,142	593,561	92.8%	89.4%
Hawaii	6	4,803	5,053	349,264	350,365	92.4%	88.4%
Illinois	6	3,609	3,591	393,935	393,264	89.9%	91.8%
Indiana	14	7,749	7,741	950,611	959,036	88.7%	88.5%
Kentucky	2	1,332	1,326	219,777	219,777	93.3%	93.0%
Louisiana	1	990	999	132,745	133,485	91.5%	88.1%
Maryland	16	11,398	11,157	1,079,844	1,082,478	90.5%	89.6%
Mississippi	2	1,885	1,889	281,328	281,508	92.0%	87.1%
Missouri	3	1,592	1,540	182,771	191,943	87.4%	92.6%
Nevada	4	2,995	3,033	315,885	315,885	89.1%	75.4%
New Jersey	3	1,639	1,644	181,313	181,688	92.2%	90.5%
New Mexico	2	1,138	1,121	130,492	131,112	92.8%	89.7%
North Carolina	2	1,211	1,205	167,540	167,338	90.1%	91.3%
Ohio	8	2,886	2,955	394,706	429,089	90.9%	90.5%
Oklahoma	3	1,946	1,946	343,481	343,481	82.5%	82.5%
Pennsylvania	15	6,956	6,946	856,557	861,847	92.1%	88.7%
South Carolina	2	1,187	1,188	154,486	157,565	87.9%	85.8%
Tennessee	3	1,341	1,339	197,021	196,846	93.4%	90.7%
Texas	27	14,122	14,070	1,940,503	1,937,800	88.5%	83.3%
Utah	4	2,018	2,061	314,040	314,195	93.9%	85.9%
Virginia	4	2,434	2,403	248,949	249,639	92.1%	89.3%
Washington, DC	2	1,267	1,267	112,334	112,334	92.2%	91.6%
Puerto Rico	5	3,476	3,467	375,130	374,311	87.2%	85.7%

Total Managed Stabilized	273	164,618	164,697	20,638,864	20,742,572	91.1%	87.4%

Total Stabilized Stores	1,122	752,650	747,887	83,789,147	83,810,469	92.6%	90.3%

(1)	Represents unit count as of September 30, 2015, which may differ from unit count as of September 30, 2014 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of September 30, 2015, which may differ from rentable square feet as of September 30, 2014 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of September 30, 2015 and 2014. The information as of September 30, 2014 is on a pro forma basis as though all the stores owned and/or managed at September 30, 2015 were under our control as of September 30, 2014.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2015 (1)	Number of Units as of September 30, 2014	Net Rentable Square Feet as of September 30, 2015 (2)	Net Rentable Square Feet as of September 30, 2014	Square Foot Occupancy % September 30, 2015	Square Foot Occupancy % September 30, 2014

Wholly-Owned Stores
Arizona	1	894	894	122,092	122,092	64.6%	32.3%
California (3)	1	—	591	—	58,116	0.0%	90.9%
Connecticut	1	1,107	1,121	89,820	90,515	90.4%	40.4%
Florida	1	543	534	78,055	75,641	90.8%	71.8%
Georgia	1	620	598	52,606	52,365	96.0%	89.1%
Illinois	1	862	584	54,897	47,087	62.6%	75.8%
Maryland	1	988	988	103,171	103,171	89.9%	66.8%
North Carolina	1	978	394	85,250	37,780	69.5%	73.7%
South Carolina	2	1,223	1,010	131,944	104,745	83.6%	39.7%
Texas	6	3,948	3,295	449,538	367,551	71.0%	43.7%
Virginia	1	514	514	56,855	56,855	82.0%	65.3%

Total Wholly-Owned in Lease-up	17	11,677	10,523	1,224,228	1,115,918	77.1%	53.9%

Joint-Venture Stores
Arizona	1	606	—	62,200	—	21.9%	0.0%
California	1	643	—	59,209	—	64.6%	0.0%

Total Joint-Venture in Lease-up	2	1,249	—	121,409	—	42.7%	0.0%

Managed Stores
California	4	1,612	1,555	208,330	302,525	47.8%	63.4%
Colorado	2	1,594	1,594	148,177	148,177	70.3%	35.2%
Georgia	1	553	553	69,367	69,367	46.5%	23.2%
Illinois	1	673	673	46,417	46,417	85.9%	57.7%
Maryland	2	1,312	944	114,710	85,699	70.7%	61.6%
Massachusetts	1	902	902	70,076	70,076	46.4%	23.2%
Nevada	1	1,469	1,469	196,181	196,181	60.4%	30.2%
New Jersey	1	874	—	74,587	—	28.1%	0.0%
New York	3	3,693	2,582	229,810	162,525	15.4%	77.3%
North Carolina	2	763	763	68,281	68,281	80.2%	40.1%
Oregon	2	891	599	103,847	76,347	54.2%	35.0%
South Carolina	4	2,962	1,002	314,479	97,735	43.6%	5.4%
Texas	1	613	604	68,845	68,534	84.3%	69.1%
Utah	1	520	526	67,157	67,237	90.9%	62.6%
Virginia	2	1,051	1,059	105,614	106,411	87.8%	48.7%
Washington	1	710	710	80,730	80,730	64.5%	32.3%

Total Managed in Lease-up	29	20,192	15,535	1,966,608	1,646,242	54.7%	46.6%

Total Lease-up Stores	48	33,118	26,058	3,312,245	2,762,160	62.6%	49.6%

(1)	Represents unit count as of September 30, 2015, which may differ from unit count as of September 30, 2014 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of September 30, 2015, which may differ from rentable square feet as of September 30, 2014 due to unit conversions or expansions.
(3)	In October 2014, a store located in Venice, California was damaged by fire. During the re-construction period all units are unavailable.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2015 and 2014

Overview

Results for the three and nine months ended September 30, 2015 included the operations of 868 stores (616 wholly-owned, one in a consolidated joint venture, and 251 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2014, which included the operations of 810 stores (557 of which were consolidated and 253 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Property rental	$170,548	$144,669	$25,879	17.9%	$480,466	$415,448	$65,018	15.7%
Tenant reinsurance	18,226	15,385	2,841	18.5%	52,076	43,356	8,720	20.1%
Management fees	8,723	9,013	(290)	(3.2%)	23,969	23,167	802	3.5%

Total revenues	$197,497	$169,067	$28,430	16.8%	$556,511	$481,971	$74,540	15.5%

Property Rental—The increase in property rental revenues for the three and nine months ended September 30, 2015 was the result of an increase of $13,012 and $31,484, respectively, associated with acquisitions completed in 2015 and 2014, and an increase of $13,170 and $34,633, respectively, as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. Revenues at our lease-up stores increased by $234 and $493, respectively, for the three and none months ended September 30, 2015 when compared to the same periods in the prior year. These increases were offset by a decrease in revenues for the three and nine months ended September 30, 2015 of $537 and $1,592, respectively, relating to the temporary closure of a store in California as a result of a fire in October 2014. We acquired 40 operating stores during the nine months ended September 30, 2015 and 51 operating stores during 2014. Occupancy at our wholly-owned stabilized stores increased to 93.1% at September 30, 2015, as compared to 90.9% at September 30, 2014. The achieved rental rate to new tenants for the three months ended September 30, 2015 increased an average of approximately 7% over the same period in the prior year.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due to the increase in the number of stores operated. We operated 1,170 stores at September 30, 2015 compared to 1,081 stores at September 30, 2014.

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

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Expenses:
Property operations	$48,878	$43,294	$5,584	12.9%	$144,331	$129,070	$15,261	11.8%
Tenant reinsurance	3,608	2,930	678	23.1%	9,819	8,133	1,686	20.7%
Acquisition related costs	280	436	(156)	(35.8%)	5,703	3,885	1,818	46.8%
General and administrative	16,716	15,665	1,051	6.7%	49,620	46,436	3,184	6.9%
Depreciation and amortization	30,711	29,249	1,462	5.0%	92,691	85,895	6,796	7.9%

Total expenses	$100,193	$91,574	$8,619	9.4%	$302,164	$273,419	$28,745	10.5%

Property Operations—The increase in property operations expense during the three and nine months ended September 30, 2015 was the result of increases of $4,402 and $12,099, respectively associated with acquisitions completed in 2015 and 2014 and increases of $829 and $2,636, respectively, associated with increases in expenses at our stabilized properties. The increases in expenses at our stabilized properties consisted primarily of increases in advertising, credit card merchant fees, property taxes and repairs and maintenance. We acquired 40 operating stores during the nine months ended September 30, 2015, and 51 operating stores during the year ended December 31, 2014.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase was primarily due to the increase in the number of stores we owned and/or managed. At September 30, 2015, we owned and/or managed 1,170 stores compared to 1,081 stores at September 30, 2014.

Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increase in these expenses for the nine months ended September 30, 2015 compared to the same period in the prior year was due to an increase in the number of acquisitions completed during these periods. We completed the acquisition of 40 stores during the nine months ended September 30, 2015 compared to 32 stores during the same period in the prior year. In addition, during the nine months ended September 30, 2015, we wrote off a nonrefundable deposit of $2,440 related to a property that we had under contract but did not purchase as a result of environmental issues. The decrease in acquisition related costs for the three months ended September 30, 2015 when compared to the same period in the prior year is due to the fact that we acquired only one property during the three months ended September 30, 2015, compared to three properties during the same period in 2014.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the three and nine months ended September 30, 2015 increased when compared to the same period in the prior year primarily due to the overall cost associated with the management of additional stores. At September 30, 2015, we owned and/or managed 1,170 stores compared to 1,081 stores at September 30, 2014. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 40 stores during the nine months ended September 30, 2015 and 51 stores during 2014.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income and expenses:
Gain (loss) on real estate transactions and earnout from prior acquisitions	$1,101	$(2,500)	$3,601	(144.0%)	$1,501	$(10,285)	$11,786	(114.6%)
Interest expense	(20,811)	(20,681)	(130)	0.6%	(65,053)	(60,937)	(4,116)	6.8%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(805)	(679)	(126)	18.6%	(2,198)	(2,004)	(194)	9.7%
Interest income	356	186	170	91.4%	1,640	1,167	473	40.5%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—	3,638	3,638	—	—
Equity in earnings of unconsolidated real estate ventures	3,403	2,777	626	22.5%	9,054	7,800	1,254	16.1%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	—	378	(378)	(100.0%)	2,857	3,816	(959)	(25.1%)
Income tax (expense) benefit	(3,561)	1,006	(4,567)	(454.0%)	(7,994)	(5,337)	(2,657)	(49.8%)

Total other expense, net	$(19,104)	$(18,300)	$(804)	(4.4%)	$(56,555)	$(62,142)	$5,587	(9.0%)

Gain (Loss) on Real Estate Transactions and Earnout from Prior Acquisitions—In 2011, we acquired a single store in Florida. As part of the acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for the period of 12 consecutive months ending June 30, 2015. During 2014 we recorded a liability of $2,500 as an estimate of the payment that would become due. The $400 gain recorded during the nine months ended September 30, 2015 represents the adjustment needed to true up the existing liability to the amount owed to the sellers as of June 30, 2015.

During the nine months ended September 30, 2015, we determined that one of our acquisitions was purchased at below its market value, and we therefore recorded a $1,101 gain, which represents the excess of the fair value of the store acquired over the consideration paid.

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

Interest Expense—The increase in interest expense during the three and nine months ended September 30, 2015 was the result of increases in debt over the same periods in the prior year. The total face value of our debt, including our lines of credit, was $3,492,710 at September 30, 2015 compared to $2,188,791 at September 30, 2014.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increase for the three ended September 30, 2015 relate primarily to the increase in cash during the three months ended September 30, 2015. Cash and cash equivalents at September 30, 2015 were $1,115,532 compared to $49,216 at September 30, 2014. The increase in cash was the result of the Company preparing to close the SmartStop acquisition on October 1, 2015.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The increases for the three and nine months ended September 30, 2015 compared to the same periods in the prior year was primarily the result of increases in revenue at the stores owned by the joint ventures.

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

Income Tax (Expense) Benefit—For the three and nine months ended September 30, 2015, the increase in income tax expense is the result of an increase in income earned by our “TRS” when compared to the same periods in the prior year. Additionally, during the three months ended September 30, 2014, we recorded the initial tax benefit related to a royalty fee that we charge quarterly to our captive insurance subsidiary.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(3,112)	$(2,977)	$(135)	4.5%	$(9,045)	$(8,281)	$(764)	9.2%
Net income allocated to Operating Partnership and other noncontrolling interests	(3,370)	(1,988)	(1,382)	69.5%	(7,948)	(4,896)	(3,052)	62.3%

Total income allocated to noncontrolling interests:	$(6,482)	$(4,965)	$(1,517)	30.6%	$(16,993)	$(13,177)	$(3,816)	29.0%

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

Income allocated to the Preferred Operating Partnership noncontrolling interests for the three months ended September 30, 2015 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.7% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.5% and 3.5% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the three months ended September 30, 2015 and 2014, respectively.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$71,718	$54,228	$180,799	$133,233

Adjustments:
Real estate depreciation	27,792	25,005	81,221	71,967
Amortization of intangibles	1,445	2,759	6,686	9,594
(Gain) loss on sale of real estate and earnout from prior acquisitions	(1,101)	2,500	(1,501)	10,285
Unconsolidated joint venture real estate depreciation and amortization	1,052	1,131	3,167	3,304
Unconsolidated joint venture gain on sale of real estate and purchase of partners’ interests	—	(378)	(2,857)	(3,816)
Distributions paid on Series A Preferred Operating Partnership units	(1,272)	(1,438)	(3,817)	(4,313)
Income allocated to Operating Partnership noncontrolling interests	6,493	4,962	16,994	13,170

Funds from operations attributable to common stockholders	$106,127	$88,769	$280,692	$233,424

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

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Same-store rental and tenant reinsurance revenues	$152,979	$139,258	9.9%	$439,218	$402,193	9.2%
Same-store operating and tenant reinsurance expenses	41,144	39,931	3.0%	124,467	121,336	2.6%

Same-store net operating income	$111,835	$99,327	12.6%	$314,751	$280,857	12.1%

Non same-store rental and tenant reinsurance revenues	$35,795	$20,796	72.1%	$93,324	$56,611	64.9%
Non same-store operating and tenant reinsurance expenses	$11,342	$6,293	80.2%	$29,683	$15,867	87.1%

Total rental and tenant reinsurance revenues	$188,774	$160,054	17.9%	$532,542	$458,804	16.1%
Total operating and tenant reinsurance expenses	$52,486	$46,224	13.5%	$154,150	$137,203	12.4%

Same-store square foot occupancy as of quarter end	93.6%	91.6%	2.2%	93.6%	91.6%	2.2%

Properties included in same-store	503	503		503	503

Same-store revenues for the three and nine months ended September 30, 2015 increased due to gains in occupancy, higher rental rates for both new and existing customers and reduced customer discounts. Expenses were higher for the three months ended September 30, 2015 due to increases in advertising, tenant reinsurance expense, credit card merchant fees and property taxes. Increases in expenses were partially offset by decreases in utility expenses during the three months ended September 30, 2015.

CASH FLOWS

Cash flows provided by operating activities were $286,281 and $256,564, respectively, for the nine months ended September 30, 2015 and 2014. The increase primarily related to an increase in net income of $51,382. The remaining portion of the change related to a decrease in (gain) loss on real estate transactions and earnout from prior acquisitions of $4,001, an increase in other assets of $20,489, and an increase in depreciation and amortization expense of $6,796.

Cash used in investing activities was $486,434 and $356,941, respectively, for the nine months ended September 30, 2015 and 2014. The increase was primarily due to an increase in restricted cash of $198,630. This is the result of deposits totaling $204,258 relating to the SmartStop acquisition which closed on October 1, 2015. This increase was offset by a decrease of $64,831 in cash paid for acquisitions during the nine months ended September 30, 2015 when compared to the same period in the prior year. We acquired 40 stores during the nine months ended September 30, 2015 compared to 32 stores acquired during the same period of the prior year. However, more cash was used for acquisitions during 2014 as the consideration paid for the acquisitions in the first nine months of 2015 included an increased number of OP units instead of cash.

Cash provided by financing activities was $1,268,022 and $22,870, respectively, for the nine months ended September 30, 2015 and 2014. The change related primarily to net proceeds from the sale of common stock of $446,909 and net proceeds from the issuance of exchangeable senior notes of $563,500. There was also an increase in proceeds from notes payable and lines of credit of $1,212,796. These increases were offset by an increase in the cash paid for principal payments on notes payable and lines of credit of $703,777, and an increase in cash paid to repurchase exchangeable senior notes of $227,212.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had $1,115,532 available in cash and cash equivalents. We intend to use this cash to pay for future acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. During 2014 and the first nine months of 2015, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the periods indicated. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of September 30, 2015
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (2)	Notes
Credit Line 1	$85,000	$180,000	1.8%	6/4/2010	6/30/2018	LIBOR plus 1.7%	(3)
Credit Line 2	—	50,000	1.9%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(4)
Credit Line 3	60,000	80,000	1.9%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(4)
Credit Line 4	40,000	50,000	1.9%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(4)

	$185,000	$360,000

(1)	Amounts in thousands
(2)	30-day USD LIBOR
(3)	One two-year extension available
(4)	Two one-year extensions available

As of September 30, 2015, we had $3,492,710 face value of debt, resulting in a debt to total enterprise value ratio of 28.6%. As of September 30, 2015, the ratio of total fixed-rate debt and other instruments to total debt was 71.4% (including $1,553,056 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2015 was 3.1%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2015.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on future payments due by period as of September 30, 2015:

	Payments due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$78,464	$5,498	$8,079	$5,531	$59,356
Notes payable, notes payable to trusts and lines of credit
Interest	510,636	106,151	173,851	120,069	110,565
Principal	3,492,710	196,342	1,112,894	1,514,462	669,012

Total contractual obligations	$4,081,810	$307,991	$1,294,824	$1,640,062	$838,933

The operating leases above include minimum future lease payments on leases for 18 of our operating stores as well as leases of our corporate offices. Two ground leases include additional contingent rental payments based on the level of revenue achieved at the store.

As of September 30, 2015, the weighted average interest rate for all fixed-rate loans was 3.6%, and the weighted-average interest rate for all variable-rate loans was 1.9%.

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

Typically, we invest in or form special purpose entities to assist us in obtaining secured permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage lien on the property or properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

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

As of September 30, 2015, we had $3,492,710 in total face value of debt, of which $969,978 was subject to variable interest rates without floors (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $9,700 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$130,402	$120,230	$126,380	$120,230
Fixed rate notes payable and notes payable to trusts	$1,963,291	$1,834,199	$1,320,370	$1,283,893
Exchangeable senior notes	$695,047	$660,364	$276,095	$250,000

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

We are involved in various legal proceedings and are subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. Therefore, any estimate(s) of loss disclosed below represents what management believes to be an estimate of loss only for certain matters meeting these criteria and does not represent our maximum loss exposure. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period, notwithstanding the fact that we are currently vigorously defending any legal proceedings against us.

We currently have several legal proceedings pending against us that include causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, violations of various consumer fraud acts. As a result of these litigation matters, we recorded a liability of $850,000 during the year ended December 31, 2014, which is included in other liabilities on the consolidated balance sheets.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 15, 2015, among Extra Space Storage Inc., Extra Space Storage LP, Edgewater REIT Acquisition (MD) LLC, Edgewater Partnership Acquisition (DE) LLC, SmartStop Self Storage, Inc. and SmartStop Self Storage Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on June 15, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 16, 2015, among Extra Space Storage Inc., Extra Space Storage LP, Edgewater REIT Acquisition (MD) LLC, Edgewater Partnership Acquisition (DE) LLC, SmartStop Self Storage, Inc. and SmartStop Self Storage Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on July 16, 2015).

4.1	Indenture, dated September 21, 2015, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.125% Exchangeable Senior Notes due 2035 and the form of guarantee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 21, 2015).

10.1	Registration Rights Agreement, dated September 21, 2015, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 21, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 6, 2015	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)