Form 10-K
period 2015-12-31
Extra Space Storage Inc.
filed 2016-02-29
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $7,668,549,404 based upon the closing price on the New York Stock Exchange on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 18, 2016 was 125,054,328.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part I. Item 1A. Risk Factors” below. Such factors include, but are not limited to:

•	adverse changes in general economic conditions, the real estate industry and in the markets in which we operate;

•	failure to close pending acquisitions on expected terms, or at all;

•	the effect of competition from new and existing stores or other storage alternatives, which could cause rents and occupancy rates to decline;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions and developments successfully and to lease up those stores, which could adversely affect our profitability;

•	potential liability for uninsured losses and environmental contamination;

•	the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	the failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

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

We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2015, we held ownership interests in 999 operating stores. Of these operating stores, 746 are wholly-owned and 253 are owned in joint venture partnerships. An additional 348 operating stores are owned by third parties and operated by us in exchange for a management fee, bringing the total number of operating stores which we own and/or manage to 1,347. These operating stores are located in 36 states, Washington, D.C. and Puerto Rico and contain approximately 101 million square feet of net rentable space in approximately 896,000 units and currently serve a customer base of approximately 800,000 tenants.

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

Acquisition of SmartStop

On October 1, 2015, we completed the previously announced acquisition of SmartStop Self Storage, Inc. (“SmartStop”), a public non-traded REIT. SmartStop stockholders received $13.75 per share in cash, which represents a total purchase price of approximately $1.4 billion. We paid approximately $1.3 billion and the remaining consideration came from the sale of certain assets by SmartStop immediately prior to the closing. As a result of the acquisition, we acquired 122 stores and assumed the management of 43 stores previously managed by SmartStop.

Management

Members of our executive management team have significant experience in all aspects of the self-storage industry, having acquired and/or developed a significant number of stores since before our IPO. Our executive management team and their years of industry experience are as follows: Spencer F. Kirk, Chief Executive Officer, 18 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 15 years; Samrat Sondhi, Executive Vice President and Chief Operating Officer, 12 years; Gwyn McNeal, Executive Vice President and Chief Legal Officer, 10 years; James Overturf, Executive Vice President and Chief Marketing Officer, 17 years; Joseph D. Margolis, Executive Vice President and Chief Investment Officer, 10 years; and Kenneth M. Woolley, Executive Chairman, 35 years.

Our executive management team and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 4,923,970 shares or 3.9% of our outstanding common stock as of February 18, 2016.

Industry & Competition

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

Our research has shown that tenants choose a store based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for stores. A store’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to successfully secure rentals. Although most stores are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.

The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March.

Since inception in the early 1970’s, the self-storage industry has experienced significant growth. The self-storage industry has also seen increases in occupancy over the past several years. According to the Self-Storage Almanac (the “Almanac”), in 2008, the national average physical occupancy rate was 80.3% of net rentable square feet, compared to an average physical occupancy rate of 90.2% in 2015.

We have encountered competition when we have sought to acquire stores, especially for brokered portfolios. Aggressive bidding practices have been commonplace between both public and private entities, and this competition will likely continue.

The industry is also characterized by fragmented ownership. According to the Almanac, the top ten self-storage companies in the United States owned approximately 17.4% of the total U.S. stores, and the top 50 self-storage companies owned approximately 21.9% of the total U.S. stores as of December 31, 2015. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to compete for acquisitions given our historical reputation for closing deals.

We are the second largest self-storage operator in the United States. We are one of five public self-storage REITs along with CubeSmart, National Storage Affiliates, Sovran Self-Storage, Inc. and Public Storage Inc.

Long-Term Growth and Investment Strategies

Our primary business objectives are to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We continue to evaluate a range of growth initiatives and opportunities, including the following:

•	Maximize the performance of our stores through strategic, efficient and proactive management. We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our advanced technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement more effective online marketing programs, which we believe will attract more customers to our stores at a lower net cost.

•	Acquire stores. Our acquisitions team continues to pursue the acquisition of multi-store portfolios and single stores that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We continue to bid on available acquisitions and are seeing increasing prices. However, we remain a disciplined buyer and look for acquisitions that will strengthen our portfolio and increase stockholder value.

•	Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose stores would enhance our portfolio in the event an opportunity arises to acquire such stores.

Financing of Our Long-Term Growth Strategies

Acquisition and Development Financing

The following table presents information on our lines of credit (the “Credit Lines”) for the periods indicated. All of our Credit Lines are guaranteed by us and secured by mortgages on certain real estate assets (amounts in thousands).

	As of December 31, 2015
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)	Notes
Credit Line 1	$36,000	$180,000	2.1%	6/4/2010	6/30/2018	LIBOR plus 1.7%	(2)
Credit Line 2	—	50,000	2.2%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(3)
Credit Line 3	—	80,000	2.1%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(3)
Credit Line 4	—	50,000	2.1%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(3)

	$36,000	$360,000

(1)	30-day USD LIBOR
(2)	One two-year extension available
(3)	Two one-year extensions available

We expect to maintain a flexible approach in financing new store acquisitions. We plan to finance future acquisitions through a combination of cash, borrowings under the Credit Lines, traditional secured and unsecured mortgage financing, joint ventures and additional debt or equity offerings.

Joint Venture Financing

We own 253 of our stores through joint ventures with third parties, including affiliates of Prudential Financial, Inc. In each joint venture, we generally manage the day-to-day operations of the underlying stores and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we maintain the right to receive between 2.0% and 96.7% of the available cash flow from operations after our joint venture partners and the Company have received a predetermined return, and between 17.0% and 96.7% of the available cash flow from capital transactions after our joint venture partners and the Company have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first refusal in connection with the sale of stores by the joint venture.

Disposition of Stores

We will continue to review our portfolio for stores or groups of stores that are underperforming or are not strategically located, and determine whether to dispose of these stores to fund other growth. As of December 31, 2015, we had seven stores that were categorized as held for sale.

Regulation

Generally, stores are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on stores, or laws affecting development, construction, operation, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of stores or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows.

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

Employees

As of February 18, 2016, we had 3,209 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.

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

We had 2,716 field personnel as of February 18, 2016 in the management and operation of our stores. The general professionalism of our store managers and staff are contributing factors to a store’s ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure stores. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our stores could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.

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

We may not be successful in integrating and operating acquired stores.

We have acquired many stores in the past, and we expect to continue acquiring stores in the future. If we acquire any stores, we will be required to integrate them into our existing portfolio. The acquired stores may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management’s attention away from day-to-day operations, which could impair our operating results as a whole.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other sensitive information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. While, to date, we have not experienced a security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability claims or regulatory penalties and have a material adverse effect on our business and results of operations.

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

As of December 31, 2015, we held interests in 253 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

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

Risks Related to the Real Estate Industry

Our primary business involves the ownership and operation of stores.

Our current strategy is to own, operate, manage, acquire, develop and redevelop only stores. Consequently, we are subject to risks inherent in investments in a single industry. Because investments in real estate are inherently illiquid, this strategy makes it difficult for us to diversify our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate and zoning law changes and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition and operating results.

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

As of December 31, 2015, we had approximately $3.6 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.

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

As of December 31, 2015, we had approximately $3.6 billion of debt outstanding, of which approximately $1.1 billion, or 31.4% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 2.1% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points (excluding variable rate debt with interest rate floors), the increase in interest expense would decrease future earnings and cash flows by approximately $7.3 million annually.

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

As of December 31, 2015, we owned or had ownership interests in 999 operating stores. Of these stores, 746 are wholly-owned and 253 are held in joint ventures. In addition, we managed an additional 348 stores for third parties bringing the total number of stores which we own and/or manage to 1,347. These stores are located in 36 states, Washington, D.C. and Puerto Rico. We receive a management fee generally equal to approximately 6.0% of cash collected from total revenues to manage the joint venture and third party sites. As of December 31, 2015, we owned and/or managed approximately 101 million square feet of rentable space configured in approximately 896,000 separate storage units. Approximately 70% of our stores are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for stores. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1, or has been open for three years.

As of December 31, 2015, approximately 800,000 tenants were leasing storage units at the 1,347 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2015, the average length of stay was approximately 13.7 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $14.83 for the year ended December 31, 2015, compared to $14.02 for the year ended December 31, 2014. Average annual rent per square foot for new leases was $15.41 for the year ended December 31, 2015, compared to $14.35 for the year ended December 31, 2014. The average discounts, as a percentage of rental revenues, during these periods were 3.3% and 3.8%, respectively.

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

The following table presents additional information regarding the occupancy of our stabilized stores by state as of December 31, 2015 and 2014. The information as of December 31, 2014, is on a pro forma basis as though all the stores owned at December 31, 2015, were under our control as of December 31, 2014.

Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2015 (1)	Number of Units as of December 31, 2014	Net Rentable Square Feet as of December 31, 2015 (2)	Net Rentable Square Feet as of December 31, 2014	Square Foot Occupancy % December 31, 2015	Square Foot Occupancy % December 31, 2014
Wholly-Owned Stores
Alabama	8	4,585	4,511	559,526	559,226	88.3%	83.8%
Arizona	18	10,477	10,347	1,213,977	1,211,460	91.0%	89.8%
California	135	102,569	102,023	10,721,441	10,711,355	94.8%	92.7%
Colorado	12	5,943	5,913	737,569	739,274	89.4%	87.6%
Connecticut	5	3,143	3,132	298,936	299,734	93.1%	90.7%
Florida	75	52,973	52,457	5,719,626	5,692,917	92.9%	91.2%
Georgia	46	27,287	27,174	3,549,077	3,550,802	90.2%	88.7%
Hawaii	5	5,856	5,626	344,400	336,872	94.1%	93.1%
Illinois	22	15,264	15,024	1,673,669	1,666,183	88.6%	89.0%
Indiana	9	4,825	4,754	556,143	555,335	90.3%	89.6%
Kansas	1	532	507	49,991	50,361	91.9%	89.6%
Kentucky	9	5,006	4,997	669,936	669,936	85.6%	85.8%
Louisiana	2	1,406	1,408	150,090	149,990	92.1%	92.4%
Maryland	24	18,129	17,872	1,876,784	1,875,010	91.3%	90.4%
Massachusetts	37	23,172	22,913	2,316,364	2,315,612	91.8%	90.8%
Michigan	3	1,815	1,799	258,001	254,239	90.1%	91.7%
Mississippi	3	1,477	1,477	221,482	221,482	81.9%	81.9%
Missouri	6	3,238	3,224	385,961	386,151	93.2%	90.4%
Nevada	14	8,643	8,667	1,262,065	1,262,025	89.8%	88.8%
New Hampshire	2	1,029	1,013	126,133	125,748	93.0%	94.2%
New Jersey	56	43,537	43,380	4,239,282	4,233,078	91.4%	90.9%
New Mexico	3	1,613	1,575	221,292	217,074	92.5%	85.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2015 (1)	Number of Units as of December 31, 2014	Net Rentable Square Feet as of December 31, 2015 (2)	Net Rentable Square Feet as of December 31, 2014	Square Foot Occupancy % December 31, 2015	Square Foot Occupancy % December 31, 2014
New York	21	18,431	18,336	1,546,216	1,544,963	91.6%	90.5%
North Carolina	11	6,806	6,736	761,323	760,151	92.0%	89.8%
Ohio	21	11,372	11,282	1,485,653	1,481,342	91.2%	89.9%
Oregon	4	2,753	2,749	326,477	326,797	86.9%	87.5%
Pennsylvania	14	9,651	9,623	1,044,720	1,040,898	87.3%	86.6%
Rhode Island	2	1,235	1,198	131,356	131,291	91.4%	94.7%
South Carolina	19	10,658	10,552	1,442,690	1,440,561	87.5%	87.8%
Tennessee	17	10,330	10,320	1,458,806	1,457,297	88.8%	89.6%
Texas	72	45,967	45,926	5,866,304	5,868,530	89.7%	88.6%
Utah	8	4,231	4,242	523,056	523,056	94.1%	88.9%
Virginia	36	27,091	26,656	2,894,720	2,876,843	89.4%	86.1%
Washington	6	3,593	3,576	428,678	427,783	93.9%	88.8%

Total Wholly-Owned Stabilized	726	494,637	490,989	55,061,744	54,963,376	91.4%	90.0%

Joint-Venture Stores
Alabama	2	1,177	1,153	145,056	145,146	95.5%	88.2%
Arizona	7	4,301	4,253	491,813	492,578	93.9%	92.4%
California	66	47,532	47,203	4,826,714	4,828,196	95.3%	93.5%
Colorado	2	1,308	1,318	158,375	159,220	93.9%	94.1%
Connecticut	7	5,320	5,307	611,680	611,625	92.6%	92.2%
Delaware	1	597	591	71,610	71,705	81.2%	93.2%
Florida	16	13,295	13,095	1,295,165	1,295,967	93.3%	92.1%
Georgia	2	1,084	1,069	151,134	152,794	90.0%	91.6%
Illinois	5	3,493	3,471	366,155	365,183	90.2%	92.0%
Indiana	5	2,257	2,206	288,415	288,028	92.0%	90.3%
Kansas	2	846	844	109,165	109,375	90.5%	92.0%
Kentucky	4	2,283	2,274	257,199	257,439	87.2%	87.0%
Maryland	12	9,915	9,776	957,805	955,190	91.4%	90.6%
Massachusetts	13	7,012	6,946	774,897	784,024	92.3%	90.6%
Michigan	8	4,860	4,816	615,013	613,403	92.8%	92.1%
Missouri	1	538	534	61,075	61,075	91.7%	91.3%
Nevada	4	2,309	2,294	252,862	253,013	92.8%	91.8%
New Hampshire	2	801	792	85,111	84,391	94.8%	90.4%
New Jersey	16	13,041	12,976	1,358,645	1,356,864	92.5%	89.9%
New Mexico	7	3,649	3,602	396,575	397,494	92.1%	89.5%
New York	12	11,938	11,936	971,181	977,351	92.8%	92.0%
Ohio	6	3,154	3,128	414,962	414,929	90.0%	87.6%
Oregon	1	655	653	64,970	64,970	94.0%	91.8%
Pennsylvania	9	6,349	6,343	698,214	697,232	90.2%	90.4%
Tennessee	14	7,383	7,381	956,108	957,243	90.5%	91.9%
Texas	13	8,493	8,444	1,131,665	1,128,000	94.1%	94.5%
Virginia	12	8,674	8,634	918,172	917,914	89.4%	90.7%
Washington, DC	1	1,547	1,530	102,488	102,017	89.4%	92.8%

Total Joint-Venture Stabilized	250	173,811	172,569	18,532,224	18,542,366	92.8%	91.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2015 (1)	Number of Units as of December 31, 2014	Net Rentable Square Feet as of December 31, 2015 (2)	Net Rentable Square Feet as of December 31, 2014	Square Foot Occupancy % December 31, 2015	Square Foot Occupancy % December 31, 2014
Managed Stores
Alabama	10	5,020	4,993	668,563	677,723	86.9%	85.1%
Arizona	3	1,230	1,216	230,703	228,131	93.8%	91.6%
California	82	53,335	54,014	6,699,268	6,776,534	91.9%	87.1%
Colorado	20	10,874	10,791	1,297,336	1,291,699	86.4%	87.7%
Connecticut	1	459	465	61,360	61,865	93.9%	91.6%
Florida	39	25,174	25,106	3,043,359	3,050,208	91.7%	89.8%
Georgia	8	3,921	3,946	580,042	593,356	92.5%	90.0%
Hawaii	6	4,817	5,043	349,952	350,155	92.5%	87.0%
Illinois	10	5,720	5,706	619,492	618,767	82.7%	83.8%
Indiana	14	7,717	7,748	940,116	959,031	89.3%	88.6%
Kentucky	2	1,333	1,327	219,777	219,777	90.8%	90.9%
Louisiana	1	985	999	131,865	133,490	90.9%	85.2%
Maryland	17	11,931	11,691	1,135,555	1,138,279	86.4%	87.8%
Michigan	4	2,185	2,185	261,706	261,706	81.8%	81.8%
Mississippi	1	679	686	115,688	115,918	97.6%	91.1%
Missouri	4	2,215	2,035	251,792	230,334	80.5%	83.6%
Nevada	6	5,168	5,211	578,375	579,825	85.4%	79.2%
New Jersey	4	2,099	2,094	235,112	235,387	87.9%	86.5%
New Mexico	3	1,964	1,927	233,727	234,647	90.2%	88.4%
New York	1	2,048	2,048	88,017	88,017	92.2%	92.2%
North Carolina	6	3,184	3,182	461,986	461,884	80.8%	81.2%
Ohio	8	3,091	2,956	408,066	429,161	85.2%	87.0%
Oklahoma	3	1,922	1,922	337,096	337,096	82.9%	82.9%
Oregon	1	455	455	39,419	39,419	97.7%	97.7%
Pennsylvania	13	6,980	6,945	857,217	861,472	89.8%	88.0%
South Carolina	4	2,609	2,607	348,771	351,870	89.2%	85.6%
Tennessee	2	909	909	131,360	131,360	93.6%	90.5%
Texas	29	15,366	15,083	2,089,942	2,059,838	85.9%	84.5%
Utah	4	2,011	2,026	312,690	314,270	92.2%	84.3%
Virginia	4	2,436	2,403	248,574	249,264	90.2%	87.2%
Washington	1	493	493	48,810	48,810	74.0%	74.0%
Washington, DC	2	1,267	1,267	112,334	112,334	91.2%	92.8%
Puerto Rico	4	2,676	2,666	286,772	287,133	87.4%	87.5%

Total Managed Stabilized	317	192,273	192,145	23,424,842	23,528,760	89.2%	87.0%

Total Stabilized Stores	1,293	860,721	855,703	97,018,810	97,034,502	91.1%	89.6%

(1)	Represents unit count as of December 31, 2015, which may differ from unit count as of December 31, 2014, due to unit conversions or expansions.
(2)	Represents net rentable square feet as of December 31, 2015, which may differ from net rentable square feet as of December 31, 2014, due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of December 31, 2015 and 2014. The information as of December 31, 2014, is on a pro forma basis as though all the stores owned at December 31, 2015, were under our control as of December 31, 2014.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2015 (1)	Number of Units as of December 31, 2014	Net Rentable Square Feet as of December 31, 2015 (2)	Net Rentable Square Feet as of December 31, 2014	Square Foot Occupancy % December 31, 2015	Square Foot Occupancy % December 31, 2014
Wholly-Owned Stores
Arizona	1	894	894	122,092	122,092	72.9%	46.4%
California (3)	2	591	—	73,723	—	4.4%	0.0%
Connecticut	1	1,107	1,121	89,820	90,565	90.0%	51.8%
Florida	1	549	534	77,480	75,591	91.7%	79.0%
Georgia	1	621	598	52,606	52,365	94.9%	91.0%
Illinois	1	862	583	54,917	47,087	61.7%	70.1%
Maryland	1	988	988	103,135	103,171	89.8%	74.5%
North Carolina	2	1,563	394	150,873	37,780	44.3%	91.0%
South Carolina	2	1,219	1,246	131,744	131,902	86.9%	39.3%
Texas	7	4,622	3,286	532,374	367,551	62.1%	49.3%
Virginia	1	502	502	56,405	56,405	89.2%	66.6%

Total Wholly-Owned in Lease-up	20	13,518	10,146	1,445,169	1,084,509	68.0%	57.7%

Joint-Venture Stores
Arizona	1	606	—	62,200	—	39.2%	0.0%
California	1	619	—	59,529	—	79.0%	0.0%
New Jersey	1	873	—	74,521	—	45.3%	0.0%

Total Joint-Venture in Lease-up	3	2,098	—	196,250	—	53.6%	0.0%

Managed Stores
California	4	1,608	1,082	209,030	229,755	58.4%	73.3%
Colorado	3	2,033	—	207,376	—	60.9%	0.0%
Florida	1	595	—	70,675	—	30.8%	0.0%
Georgia	1	553	—	69,367	—	54.4%	0.0%
Illinois	1	672	673	46,417	46,417	83.6%	55.1%
Maryland	3	2,497	422	218,463	44,790	58.8%	73.4%
Massachusetts	1	902	—	70,106	—	56.7%	0.0%
Nevada	1	1,470	1,470	196,486	196,486	66.2%	36.5%
New York	2	1,453	348	100,634	33,764	47.6%	32.9%
North Carolina	3	1,130	—	103,594	—	58.1%	0.0%
Oregon	1	285	—	27,100	—	31.8%	0.0%
South Carolina	4	2,960	1,002	314,286	97,750	53.3%	22.7%
Texas	2	1,180	551	134,019	60,732	43.7%	81.7%
Utah	1	521	522	67,357	67,037	92.3%	70.7%
Virginia	2	1,054	1,058	105,594	106,126	91.6%	60.3%
Washington	1	692	600	80,680	54,935	76.0%	4.9%

Total Managed in Lease-up	31	19,605	7,728	2,021,184	937,792	59.8%	52.9%

Total Lease-up Stores	54	35,221	17,874	3,662,603	2,022,301	62.7%	55.5%

(1)	Represents unit count as of December 31, 2015, which may differ from unit count as of December 31, 2014, due to unit conversions or expansions.
(2)	Represents net rentable square feet as of December 31, 2015, which may differ from net rentable square feet as of December 31, 2014, due to unit conversions or expansions.

Item 3.	Legal Proceedings

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

We currently have several legal proceedings pending against us that include causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of these litigation matters, we recorded a liability of $850,000 during the year ended December 31, 2014, which is included in other liabilities on the consolidated balance sheets.

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

The following table presents, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

		Range		Dividends Declared
Year	Quarter	High	Low
2014	1st	$50.10	$41.48	$0.40
	2nd	54.44	47.57	0.47
	3rd	54.87	50.11	0.47
	4th	60.56	51.10	0.47

2015	1st	67.65	57.11	0.47
	2nd	70.50	63.54	0.59
	3rd	77.51	65.82	0.59
	4th	90.22	75.55	0.59

On February 18, 2016, the closing price of our common stock as reported by the NYSE was $84.55. At February 18, 2016, we had 335 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Unregistered Sales of Equity Securities

On April 15, 2015, we entered into a contribution agreement to acquire 22 stores located in Arizona and Texas (the “Properties”). The Properties include approximately 1.7 million square feet of net rentable space in approximately 13,500 self-storage units, which were approximately 81.7% occupied as of June 30, 2015. The aggregate consideration paid to acquire the Properties is valued at approximately $177.7 million, excluding transaction costs, including the issuance by the Operating Partnership to the contributors of 1,504,277 common Operating Partnership units (“OP Units”), with a total value of $101.7 million.

On June 18, 2015, our Operating Partnership issued 71,054 OP Units in connection with the acquisition of a store located in Florida. The store was acquired in exchange for the OP Units, valued at $4.8 million, and approximately $12.7 million of cash.

On October 1, 2015, the Company completed its previously announced acquisition of SmartStop, a public non-traded REIT pursuant to an Agreement and Plan of Merger, dated June 15, 2015. Under the terms of the

Merger Agreement, SmartStop shareholders received $13.75 per share in cash. Certain unit holders elected to exchange their SmartStop OP units for 376,848 of the Company’s OP units for a total value of approximately $25.5 million.

On November 13, 2015, our Operating Partnership issued 91,434 OP Units in connection with the acquisition of a store located in Texas. The store was acquired in exchange for the OP Units, valued at $7.2 million, and approximately $7.1 million of cash.

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

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues:
Property rental	$676,138	$559,868	$446,682	$346,874	$268,725
Tenant reinsurance, management fees and other income	106,132	87,287	73,931	62,522	61,105

Total revenues	782,270	647,155	520,613	409,396	329,830

Expenses:
Property operations	203,965	172,416	140,012	114,028	95,481
Tenant reinsurance	13,033	10,427	9,022	7,869	6,143
Acquisition related costs and severance	69,401	9,826	8,618	5,351	5,033
General and administrative	67,758	60,942	54,246	50,454	49,683
Depreciation and amortization	133,457	115,076	95,232	74,453	58,014

Total expenses	487,614	368,687	307,130	252,155	214,354

Income from operations	294,656	278,468	213,483	157,241	115,476

Interest expense	(98,992)	(84,013)	(73,034)	(72,294)	(69,062)
Interest income	8,311	6,457	5,599	6,666	5,877
Loss on extinguishment of debt related to portfolio acquisition, gain (loss) on sale of real estate, earnout from prior acquisitions and property casualty loss, net	1,501	(12,009)	(8,193)	—	—

Income before equity in earnings of real estate ventures and income tax expense	205,476	188,903	137,855	91,613	52,291

Equity in earnings of unconsolidated real estate ventures	12,351	10,541	11,653	10,859	7,287
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	2,857	4,022	46,032	30,630	—
Income tax expense	(11,148)	(7,570)	(9,984)	(5,413)	(1,155)

Net income	209,536	195,896	185,556	127,689	58,423

Noncontrolling interests in Operating Partnership and other noncontrolling interests	(20,062)	(17,541)	(13,480)	(10,380)	(7,974)

Net income attributable to common stockholders	$189,474	$178,355	$172,076	$117,309	$50,449

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Earnings per common share
Basic	$1.58	$1.54	$1.54	$1.15	$0.55
Diluted	$1.56	$1.53	$1.53	$1.14	$0.54

Weighted average number of shares
Basic	119,816,743	115,713,807	111,349,361	101,766,385	92,097,008
Diluted	126,918,869	121,435,267	113,105,094	103,767,365	96,683,508

Cash dividends paid per common share	$2.24	$1.81	$1.45	$0.85	$0.56

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Total assets	$6,071,407	$4,381,987	$3,977,140	$3,223,477	$2,517,524
Total notes payable, notes payable to trusts, exchangeable senior notes and lines of credit, net	$3,535,621	$2,349,764	$1,946,647	$1,577,599	$1,363,656
Noncontrolling interests	$283,527	$174,558	$173,425	$53,524	$54,814
Total stockholders’ equity	$2,089,077	$1,737,425	$1,758,470	$1,491,807	$1,018,947

Other Data
Net cash provided by operating activities	$367,329	$337,581	$271,259	$215,879	$144,164
Net cash used in investing activities	$(1,625,664)	$(564,948)	$(366,976)	$(606,938)	$(251,919)
Net cash provided by financing activities	$1,286,471	$148,307	$191,655	$395,360	$87,489

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, formed to continue the business commenced in 1977 by Extra Space Storage LLC and its subsidiaries to own, operate, manage, acquire, develop and redevelop professionally managed stores.

At December 31, 2015, we owned, had ownership interests in, or managed 1,347 operating stores in 36 states, Washington, D.C. and Puerto Rico. Of these 1,347 operating stores, we owned 746, we held joint venture interests in 253 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 348 stores that are owned by third parties. These operating stores contain approximately 101 million square feet of rentable space in approximately 896,000 units and currently serve a customer base of approximately 800,000 tenants.

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

We continue to evaluate a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

•	Maximize the performance of our stores through strategic, efficient and proactive management. We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our advanced technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement more effective online marketing programs, which we believe will attract more customers to our stores at a lower net cost.

•	Acquire stores. Our acquisitions team continues to pursue the acquisition of multi-store portfolios and single stores that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We continue to see available acquisitions on which to bid and are seeing increasing prices. However, we remain a disciplined buyer and look for acquisitions that will strengthen our portfolio and increase stockholder value.

•	Expand our management business. Our management business enables us to generate increased revenues through management fees and expand our geographic footprint. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose stores would enhance our portfolio in the event an opportunity arises to acquire such stores.

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

We have concluded that under certain circumstances when we enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, we have performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. As of December 31, 2015, we had no consolidated VIEs. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

Intangible lease rights include: (1) purchase price amounts allocated to leases on three stores that cannot be classified as ground or building leases; these rights are amortized to expense over the term of the leases; and (2) intangibles related to ground leases on six stores where the ground leases were assumed by the Company at rates that were different than the current market rates for similar leases. The value associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

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

When real estate assets are identified as held for sale, we discontinue depreciating the assets and estimate the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, we would recognize a loss on the disposal group classified as held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented.

INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES: Our investments in real estate joint ventures where we have significant influence but not control, and joint ventures which are VIEs in which we are not the primary beneficiary, are recorded under the equity method of accounting on the accompanying consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted this guidance effective January 1, 2015. We have not previously had discontinued operations and as such, this guidance did not have a significant impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU 2015-02 amends the criteria for determining if a service provider possesses a variable interest in a variable interest entity (“VIE”), and eliminates the presumption that a general partner should consolidate a limited partnership. We do not expect the adoption of this standard to materially impact its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance only impacts financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. We adopted this guidance October 1, 2015 on a retrospective basis. As a result $20,120 of unamortized debt issuance costs that had been included in the Other assets line on the consolidated balance sheets as of December 31, 2014 are now presented as direct deductions from the carrying amounts of the related debt liabilities.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customers Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The guidance is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We do not expect the adoption of this standard to materially impact our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which provides guidance regarding the classification of debt issuance costs associated with lines of credit. Specifically, deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement is allowed. We adopted this guidance effective October 1, 2015. We continued to present the debt issuance costs and related accumulated amortization relating to our lines of credit as assets.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Overview

Results for the year ended December 31, 2015, included the operations of 999 stores (747 of which were consolidated and 252 of which were in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2014, which included the operations of 828 stores (576 of which were consolidated and 252 of which were in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
Revenues:
Property rental	$676,138	$559,868	$116,270	20.8%
Tenant reinsurance	71,971	59,072	12,899	21.8%
Management fees and other income	34,161	28,215	5,946	21.1%

Total revenues	$782,270	$647,155	$135,115	20.9%

Property Rental—The change in property rental revenues consists primarily of an increase of $69,622 associated with acquisitions completed in 2015 and 2014. We acquired 171 operating stores during 2015 and 51 stores during 2014. In addition, revenues increased by $47,560 as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. We have seen no significant increase in overall customer renewal rates and our average length of stay is approximately 13.7 months. For existing customers we generally seek to increase rental rates approximately 7% to 10% at least annually. Rental rates to new tenants increased by approximately 8.9% over the prior year. Occupancy at our stabilized stores increased to 91.1% at December 31, 2015, as compared to 89.6% at December 31, 2014.

Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to approximately 72.8% at December 31, 2015, compared to approximately 70.7% at December 31, 2014. In addition, we operated 1,347 stores at December 31, 2015, compared to 1,088 stores at December 31, 2014.

Management Fees and Other Income—Our taxable REIT subsidiary, Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees generally represent 6.0% of cash collected from stores owned by third parties and unconsolidated joint ventures. We also earn an asset management fee from the Storage Portfolio I (“SPI”) joint venture, equal to 0.50% multiplied by the total asset value, provided certain conditions are met. The increase in management fees is due to an increase in the number of properties managed. At December 31, 2015, we managed 348 stores, compared to 260 stores at December 31, 2014.

Expenses

The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
Expenses:
Property operations	$203,965	$172,416	$31,549	18.3%
Tenant reinsurance	13,033	10,427	2,606	25.0%
Acquisition related costs	69,401	9,826	59,575	606.3%
General and administrative	67,758	60,942	6,816	11.2%
Depreciation and amortization	133,457	115,076	18,381	16.0%

Total expenses	$487,614	$368,687	$118,927	32.3%

Property Operations—The increase in property operations expense consists primarily of an increase of $26,236 related to acquisitions completed in 2015 and 2014. We acquired 171 operating stores during the year ended December 31, 2015 and 51 stores during the year ended December 31, 2014.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change is due primarily to the increase in the number of stores we owned and/or managed. At December 31, 2015, we owned and/or managed 1,347 stores compared to 1,088 stores at December 31, 2014. In addition, there was an increase in overall customer participation to approximately 72.8% at December 31, 2015 from approximately 70.7% at December 31, 2014.

Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increase for the year ended December 31, 2015 when compared to the prior year was related primarily to the acquisition of SmartStop Self Storage Inc. (“SmartStop”) on October 1, 2015. As part of this acquisition, we recorded an expense of $38,360 related to defeasance costs and prepayment penalties incurred related to the repayment of SmartStop’s existing debt as of the acquisition date. We incurred $8,053 of professional fees/closing costs, $6,338 of severance-related costs, $1,327 of other payroll-related costs and $9,043 of other acquisition related costs as a result of the acquisition of SmartStop for a total of $63,121. Additionally, we acquired 49 other properties during the year ended December 31, 2015.

General and Administrative—General and administrative expenses primarily include all expenses not related to our stores, including corporate payroll, travel and professional fees. The expenses are recognized as incurred. General and administrative expense increased over the prior year primarily as a result of the costs related to the management of additional stores. During the year ended December 31, 2015, we acquired 171 stores, 161 of which we did not previously manage. During the year ended December 31, 2014, we acquired 51 stores, 30 of which we did not previously manage. We did not observe any material trends specific to payroll, travel or other expense that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 171 operating stores during the year ended December 31, 2015, and 51 operating stores during the year ended December 31, 2014.

Other Income and Expenses

The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
Other income and expenses:
Gain (loss) on sale of real estate and earnout from prior acquisitions	$1,501	$(10,285)	$11,786	(114.6%)
Property casualty loss, net	—	(1,724)	1,724	—
Interest expense	(95,682)	(81,330)	(14,352)	17.6%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(3,310)	(2,683)	(627)	23.4%
Interest income	3,461	1,607	1,854	115.4%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Equity in earnings of unconsolidated real estate ventures	12,351	10,541	1,810	17.2%
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	2,857	4,022	(1,165)	(29.0%)
Income tax expense	(11,148)	(7,570)	(3,578)	47.3%

Total other expense, net	$(85,120)	$(82,572)	$(2,548)	3.1%

Gain (Loss) on Sale of Real Estate and Earnout from Prior Acquisition—During 2011, we acquired a store located in Florida. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and we believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the stores trended significantly higher than expected, we recorded additional liability of $2,500. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on our consolidated statements of operations for the year ended December 31, 2014. The $400 gain recorded during the year ended December 31, 2015 represents the adjustment needed to true up the existing liability to the amount owed to the sellers as of June 30, 2015.

During the year ended December 31, 2015, we determined that one of our acquisitions was purchased at below its market value, and we therefore recorded a $1,101 gain, which represents the excess of the fair value of the store acquired over the consideration paid.

During 2012, we acquired a portfolio of ten stores. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net rental income two years after the acquisition date. At the acquisition date, we believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental growth of the stores was significantly higher than expected, resulting in a payment to the sellers of $7,785. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on our consolidated statements of operations for the year ended December 31, 2014.

Property Casualty Loss, Net—In October 2014, a store located in Venice, California, was damaged by a fire. As a result, we recorded a loss, net of insurance recoveries, of $1,724.

Interest Expense—Interest expense increased due to the increase in total amount of debt outstanding. This increase was partially offset by a decrease in the average interest rate. At December 31, 2015, our total face value of debt was $3,598,254, compared to a total face value of debt of $2,379,657 at December 31, 2014. The average interest rate was 3.1% as of December 31, 2015, compared to 3.4% as of December 31, 2014.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership. In June 2013, our Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”). In September 2015, our Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”), and repurchased $164,636 principal amount of the 2013 Notes. Both the 2013 Notes and the 2015 Notes have effective interest rates of 4.0%.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increase relates primarily to the increase in the average balance of notes receivable when compared to the prior year and an increase in our average cash balance. As part of the SmartStop acquisition on October 1, 2015, we issued an $84,331 note receivable that accrues interest at 7.0% annually. We recorded approximately $1,476 of interest income related to this note receivable during the year ended December 31, 2015.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder—Represents interest on a $100,000 loan to the holder of the Operating Partnership’s Series A Participating Redeemable Preferred Units (the “Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The increase in equity in earnings for the year ended December 31, 2015 was due primarily to increases in revenue at the stores owned by the joint ventures.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests— During March 2015, one of our joint ventures sold a store located in New York to a third party and recognized a gain of $60,495. We recognized our 2.0% share of this gain, or $1,228. Additionally, in March 2015 we acquired a joint venture partner’s 82.4% equity interest in an existing joint venture. We previously held the remaining 17.6% equity interest in this joint venture. Prior to the acquisition, we accounted for our equity interest in this joint venture as an equity-method investment. We recognized a non-cash gain of $1,629 during the three months ended March 31, 2015 as a result of re-measuring the fair value of our equity interest in this joint venture held before the acquisition.

In December 2013 and May 2014, as part of a larger acquisition, we acquired our joint venture partners’ 60% to 65% equity interests in six stores located in California. We previously held the remaining 35% to 40% interests in these stores through six separate joint ventures with affiliates of Grupe Properties Co. Inc. (“Grupe”). Prior to the acquisition, we accounted for our interests in these joint ventures as equity-method investments. We recognized a non-cash gain of $3,438 during the year ended December 31, 2014, as a result of re-measuring the fair value of our equity interest in one of these joint ventures held before the acquisition. During the year ended December 31, 2014, we recorded an additional gain of $584 as a result of the final cash distributions received from the other five joint ventures associated with the acquisitions that were completed during 2013.

Income Tax Expense—The increase in income tax expense relates primarily to an increase in income earned by our Taxable REIT Subsidiary (“TRS”) when compared to the same periods in the prior year. Additionally, during the year ended December 31, 2014, we recorded the initial tax benefit related to a royalty fee that we charge quarterly to our captive insurance subsidiary, which reduced the tax expense for that period.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(11,718)	$(10,991)	$(727)	6.6%
Net income allocated to Operating Partnership and other noncontrolling interests	(8,344)	(6,550)	(1,794)	27.4%

Total income allocated to noncontrolling interests:	$(20,062)	$(17,541)	$(2,521)	14.4%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—In December 2014, as part of the acquisition of a single store, our Operating Partnership issued 548,390 Series D Redeemable Preferred Units (“Series D Units”). The Series D Units have a liquidation value of $25.00 per unit, and receive distributions at an annual rate of 5.0%.

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

Income allocated to the Preferred Operating Partnership noncontrolling interests for the year ended December 31, 2015 and 2014 represents the fixed distributions paid to the holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.7% of the remaining net income allocated to the holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.2% and 3.5% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the years ended December 31, 2015 and 2014, respectively. The percentage of net income allocated to the Operating Partnership noncontrolling interest increased due to OP Units issued in conjunction with acquisitions during 2015.

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

Revenues

The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
Revenues:
Property rental	$559,868	$446,682	$113,186	25.3%
Tenant reinsurance	59,072	47,317	11,755	24.8%
Management fees and other income	28,215	26,614	1,601	6.0%

Total revenues	$647,155	$520,613	$126,542	24.3%

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

Management Fees and Other Income—Our taxable REIT subsidiary, Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees generally represent 6.0% of cash collected from stores owned by third parties and unconsolidated joint ventures. We also earn an asset management fee from the Storage Portfolio I (“SPI”) joint venture, equal to 0.50% multiplied by the total asset value, provided certain conditions are met. The increase in management fees is due to increased revenues at the managed stores.

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

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 51 operating stores during the year ended December 31, 2014, and 78 stores during the year ended December 31, 2013.

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

Gain (Loss) on Sale of Real Estate and Earnout from Prior Acquisitions—During 2011, we acquired a store located in Florida. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and we believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the store was trending significantly higher than expected, we estimated that an additional earnout payment of $2,500 would be due to the seller. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on our consolidated statements of operations for the year ended December 31, 2014.

During 2012, we acquired a portfolio of ten stores. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net rental income two years after the acquisition date. At the acquisition date, we believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental growth of the stores was significantly higher than expected, resulting in a payment to the sellers of $7,785. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on our consolidated statements of operations for the year ended December 31, 2014.

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

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership, which reflects the 4.0% effective interest rate relative to the carrying amount of the liability. In June 2013, our Operating Partnership issued $250,000 of its 2013 Notes.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increase relates primarily to the increase in the average balance of notes receivable when compared to the prior year.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder—Represents interest on a $100,000 loan to the holder of the Operating Partnership’s Series A Units.

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

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests—In December 2013 and May 2014, as part of a larger acquisition, we acquired our joint venture partners’ 60% to 65% equity interests in six stores located in California. We previously held the remaining 35% to 40% interests in these stores through six separate joint ventures with affiliates of Grupe. Prior to the acquisition, we accounted for our interests in these joint ventures as equity-method investments. We recognized a non-cash gain of $3,438 during the year ended December 31, 2014, as a result of re-measuring the fair value of our equity interest in one of these joint ventures held before the acquisition. During the year ended December 31, 2014, we recorded an additional gain of $584 as a result of the final cash distributions received from the other five joint ventures associated with the acquisitions that were completed during 2013. We recognized non-cash gains of $9,339 during the year ended December 31, 2013, which represented the increase in the fair values of our prior interests in the Grupe joint ventures from their formations to the acquisition dates.

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

Income Tax Expense— The decrease in income tax expense relates primarily to a royalty charged to the insurance captive by the Operating Partnership for access to and use of customer lists and intellectual property. The effect of this change lowered the taxable income of the TRS.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Net income attributable to common stockholders	$189,474	$178,355	$172,076
Adjustments:
Real estate depreciation	115,924	96,819	78,943
Amortization of intangibles	11,094	12,394	11,463
(Gain) loss on sale of real estate and earnout from prior acquisitions	(1,501)	10,285	(960)
Unconsolidated joint venture real estate depreciation and amortization	4,233	4,395	5,676
Unconsolidated joint venture gain on sale of real estate and purchase of partners’ interests	(2,857)	(4,022)	(46,032)
Distributions paid on Series A Preferred Operating Partnership units	(5,088)	(5,750)	(5,750)
Income allocated to Operating Partnership noncontrolling interests	20,064	17,530	13,431

Funds from operations attributable to common stockholders	$331,343	$310,006	$228,847

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

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	For the Three Months Ended December 31,		Percent Change	For the Year Ended December 31,		Percent Change
	2015	2014		2015	2014
Same-store rental and tenant reinsurance revenues	$151,761	$138,471	9.6%	$590,979	$540,664	9.3%
Same-store operating and tenant reinsurance expenses	41,702	39,802	4.8%	166,166	161,135	3.1%

Same-store net operating income	$110,059	$98,669	11.5%	$424,813	$379,529	11.9%
Non same-store rental and tenant reinsurance revenues	$63,806	$21,665	194.5%	$157,130	$78,276	100.7%
Non same-store operating and tenant reinsurance expenses	$21,146	$5,838	262.2%	$50,832	$21,708	134.2%
Total rental and tenant reinsurance revenues	$215,567	$160,136	34.6%	$748,109	$618,940	20.9%
Total operating and tenant reinsurance expenses	$62,848	$45,640	37.7%	$216,998	$182,843	18.7%
Same-store square foot occupancy as of quarter end	92.9%	91.4%		92.9%	91.4%
Properties included in same-store	503	503		503	503

The increases in same-store rental and tenant reinsurance revenues for the three months and year ended December 31, 2015, as compared to the same periods ended December 31, 2014, were due primarily to an increase in occupancy, an increase in rental rates to new and existing customers, and reduced customer discounts. Expenses were higher for the year ended December 31, 2015 due to increases in tenant reinsurance expense, credit card merchant fees and property taxes. Increases were offset by decreases in utility expenses and property insurance expense.

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

CASH FLOWS

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Cash provided by operating activities was $367,329 and $337,581 for the years ended December 31, 2015 and 2014, respectively. The change when compared to the prior year was primarily due to a $13,640 increase in net income and an increase in depreciation and amortization expense of $18,381. These increases were partially offset by a decrease in the change in accounts payable and accrued liabilities of $4,812.

Cash used in investing activities was $1,625,664 and $564,948 for the years ended December 31, 2015 and 2014, respectively. The change was primarily the result of an increase of $1,200,853 paid for the acquisition of SmartStop in October 2015. There was also an increase of $55,073 in cash used to purchase/issue notes receivable. These increases in cash outflows were partially offset by an increase of $45,080 in cash received as returns of investments in unconsolidated real estate ventures.

Cash provided by financing activities was $1,286,471 and $148,307 for the years ended December 31, 2015 and 2014, respectively. The net increase was due to a number of factors, including an increase of $1,204,138 in the cash proceeds received from the issuance of notes payable and lines of credit, an increase of $446,877 in the cash proceeds received from the sale of common stock, and an increase of $563,500 in the net proceeds from the issuance of exchangeable senior notes. These increases in cash inflows were offset by an increase of $780,442 of cash paid for principal payments on notes payable and lines of credit, an increase of $227,212 in cash paid to repurchase existing exchangeable senior notes, and an increase of $59,211 in cash paid as dividends on our common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $75,799 available in cash and cash equivalents. We intend to use this cash for acquisitions, to repay debt scheduled to mature in 2015 and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2015, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of December 31, 2015
	Amount		Interest	Origination
Line of Credit	Drawn	Capacity	Rate	Date	Maturity	Basis Rate (1)	Notes
Credit Line 1	$36,000	$180,000	2.1%	6/4/2010	6/30/2018	LIBOR plus 1.7%	(2)
Credit Line 2	—	50,000	2.2%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(3)
Credit Line 3	—	80,000	2.1%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(3)
Credit Line 4	—	50,000	2.1%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(3)

	$36,000	$360,000

(1)	30-day USD LIBOR
(2)	One two-year extension available
(3)	Two one-year extensions available

As of December 31, 2015, we had $3,598,254 face value of debt, resulting in a debt to total capitalization ratio of 23.2%. As of December 31, 2015, the ratio of total fixed rate debt and other instruments to total debt was 68.6% (including $1,527,386 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed and variable rate debt at December 31, 2015 was 3.1%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2015.

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

CONTRACTUAL OBLIGATIONS

The following table presents information on future payments due by period as of December 31, 2015:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$79,926	$5,655	$7,805	$5,669	$60,797
Notes payable, notes payable to trusts and lines of credit
Interest	512,602	108,366	180,022	120,023	104,191
Principal	3,598,254	167,477	956,056	1,885,685	589,036

Total contractual obligations	$4,190,782	$281,498	$1,143,883	$2,011,377	$754,024

The operating leases above include minimum future lease payments on leases for 19 of our operating stores as well as leases of our corporate offices. Two ground leases include additional contingent rental payments based on the level of revenue achieved at the store.

As of December 31, 2015, the weighted average interest rate for all fixed rate loans was 3.6%, and the weighted average interest rate on all variable rate loans was 2.1%.

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

As of December 31, 2015, we had approximately $3.6 billion in total face value debt, of which approximately $1.1 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt (excluding variable rate debt with interest rate floors) would increase or decrease future earnings and cash flows by approximately $7.3 million annually.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its reporting of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework”) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 29, 2016

Extra Space Storage Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets:
Real estate assets, net	$5,689,309	$4,135,696
Investments in unconsolidated real estate ventures	103,007	85,711
Cash and cash equivalents	75,799	47,663
Restricted cash	30,738	25,245
Receivables from related parties and affiliated real estate joint ventures	2,205	11,778
Other assets, net	170,349	75,894

Total assets	$6,071,407	$4,381,987

Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$2,758,567	$1,858,981
Exchangeable senior notes, net	623,863	235,724
Notes payable to trusts, net	117,191	117,059
Lines of credit	36,000	138,000
Accounts payable and accrued expenses	82,693	65,521
Other liabilities	80,489	54,719

Total liabilities	3,698,803	2,470,004

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 124,119,531 and 116,360,239 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,241	1,163
Additional paid-in capital	2,431,754	1,995,484
Accumulated other comprehensive loss	(6,352)	(1,484)
Accumulated deficit	(337,566)	(257,738)

Total Extra Space Storage Inc. stockholders’ equity	2,089,077	1,737,425
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	80,531	81,152
Noncontrolling interests in Operating Partnership	202,834	92,422
Other noncontrolling interests	162	984

Total noncontrolling interests and equity	2,372,604	1,911,983

Total liabilities, noncontrolling interests and equity	$6,071,407	$4,381,987

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

	For the Year Ended December 31,
	2015	2014	2013
Revenues:
Property rental	$676,138	$559,868	$446,682
Tenant reinsurance	71,971	59,072	47,317
Management fees and other income	34,161	28,215	26,614

Total revenues	782,270	647,155	520,613

Expenses:
Property operations	203,965	172,416	140,012
Tenant reinsurance	13,033	10,427	9,022
Acquisition related costs	69,401	9,826	8,618
General and administrative	67,758	60,942	54,246
Depreciation and amortization	133,457	115,076	95,232

Total expenses	487,614	368,687	307,130

Income from operations	294,656	278,468	213,483
Gain (loss) on real estate transactions and earnout from prior acquisitions	1,501	(10,285)	960
Property casualty loss, net	—	(1,724)	—
Loss on extinguishment of debt related to portfolio acquisition	—	—	(9,153)
Interest expense	(95,682)	(81,330)	(71,630)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(3,310)	(2,683)	(1,404)
Interest income	3,461	1,607	749
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	4,850

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	205,476	188,903	137,855
Equity in earnings of unconsolidated real estate ventures	12,351	10,541	11,653
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	2,857	4,022	46,032
Income tax expense	(11,148)	(7,570)	(9,984)

Net income	209,536	195,896	185,556
Net income allocated to Preferred Operating Partnership noncontrolling interests	(11,718)	(10,991)	(8,006)
Net income allocated to Operating Partnership and other noncontrolling interests	(8,344)	(6,550)	(5,474)

Net income attributable to common stockholders	$189,474	$178,355	$172,076

Earnings per common share
Basic	$1.58	$1.54	$1.54

Diluted	$1.56	$1.53	$1.53

Weighted average number of shares
Basic	119,816,743	115,713,807	111,349,361
Diluted	126,918,869	121,435,267	113,105,094

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Comprehensive Income

(amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$209,536	$195,896	$185,556
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(4,929)	(12,061)	25,335

Total comprehensive income	204,607	183,835	210,891
Less: comprehensive income attributable to noncontrolling interests	20,001	17,120	14,386

Comprehensive income attributable to common stockholders	$184,606	$166,715	$196,505

See accompanying notes

Extra Space Storage Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating Partnership				Additional Paid-in Captial	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D		Other	Shares	Par Value
Balances at December 31, 2012	$29,918	$—	$—	$—	$22,492	$1,114	110,737,205	$1,107	$1,740,037	$(14,273)	$(235,064)	$1,545,331
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	391,543	4	5,892	—	—	5,896
Restricted stock grants issued	—	—	—	—	—	—	137,602	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(23,323)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	4,500,000	45	205,943	—	—	205,988
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,819	—	—	4,819
Purchase of additional equity interests in existing consolidated joint ventures	—	—	—	—	—	(1,008)	—	—	(1,481)	—	—	(2,489)
Noncontrolling interest related to consolidated joint venture	—	—	—	—	—	870	—	—	—	—	—	870
Issuance of exchangeable senior notes—equity component	—	—	—	—	—	—	—	—	14,496	—	—	14,496
Issuance of Operating Partnership units in conjunction with store acquisitions	—	33,568	17,177	—	68,471	—	—	—	—	—	—	119,216
Redemption of Operating Partnership units for common stock	—	—	—	—	(260)	—	12,500	—	260	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	—	(41)	—	—	—	—	—	—	(41)
Net income	7,255	673	78	—	5,425	49	—	—	—	—	172,076	185,556
Other comprehensive income	214	—	—	—	692	—	—	—	—	24,429	—	25,335
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	3,193	—	—	3,193
Distributions to Operating Partnership units held by noncontrolling interests	(7,185)	(673)	(78)	—	(5,326)	—	—	—	—	—	—	(13,262)
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on common stock at $1.45 per share	—	—	—	—	—	—	—	—	—	—	(163,014)	(163,014)

Balances at December 31, 2013	$30,202	$33,568	$17,177	$—	$91,453	$1,025	115,755,527	$1,157	$1,973,159	$10,156	$(226,002)	$1,931,895

.	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating Partnership				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D		Other	Shares	Par Value
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	211,747	2	3,093	—	—	3,095
Restricted stock grants issued	—	—	—	—	—	—	117,370	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(23,595)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,984	—	—	4,984
Issuance of Operating Partnership units in conjunction with store acquisitions	—	8,334	13,783	13,710	2,982	—	—	—	—	—	—	38,809
Redemption of Operating Partnership units for common stock	(10,240)	—	—	—	(398)	—	299,190	3	10,635	—	—	—
Redemption of Operating Partnership units for cash	(4,794)	—	—	—	—	—	—	—	—	—	—	(4,794)
Issuance of note receivable to Series C unit holders	—	—	(20,230)	—	—	—	—	—	—	—	—	(20,230)
Net income	7,036	2,387	1,551	17	6,538	12	—	—	—	—	178,355	195,896
Other comprehensive loss	(74)	—	—	—	(347)	—	—	—	—	(11,640)	—	(12,061)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	3,613	—	—	3,613
Distributions to Operating Partnership units held by noncontrolling interests	(7,321)	(2,386)	(1,551)	(17)	(7,806)	—	—	—	—	—	—	(19,081)
Distributions to other noncontrolling interests	—	—	—	—	—	(53)	—	—	—	—	—	(53)
Dividends paid on common stock at $1.81 per share	—	—	—	—	—	—	—	—	—	—	(210,091)	(210,091)

Balances at December 31, 2014	$14,809	$41,903	$10,730	$13,710	$92,422	$984	116,360,239	$1,163	$1,995,484	$(1,484)	$(257,738)	$1,911,983

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	79,974	1	1,541	—	—	1,542
Restricted stock grants issued	—	—	—	—	—	—	174,558	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	—	—	—	(18,090)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	6,735,000	67	446,810	—	—	446,877
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	6,055	—	—	6,055
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(822)	—	—	(446)	—	—	(1,268)
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	142,399	—	—	—	—	—	—	142,399
Redemption of Operating Partnership units for common stock	—	—	—	—	(28,106)	—	787,850	8	28,098	—	—	—
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(70,112)	—	—	(70,112)
Issuance of 2015 exchangeable senior notes—equity component	—	—	—	—	—	—	—	—	22,597	—	—	22,597
Net income	6,445	2,514	2,074	685	8,344	—	—	—	—	—	189,474	209,536
Other comprehensive loss	(15)	—	—	—	(46)	—	—	—	—	(4,868)	—	(4,929)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	1,727	—	—	1,727
Distributions to Operating Partnership units held by noncontrolling interests	(7,050)	(2,515)	(2,074)	(685)	(12,179)	—	—	—	—	—	—	(24,503)
Dividends paid on common stock at $2.24 per share	—	—	—	—	—	—	—	—	—	—	(269,302)	(269,302)

Balances at December 31, 2015	$14,189	$41,902	$10,730	$13,710	$202,834	$162	124,119,531	$1,241	$2,431,754	$(6,352)	$(337,566)	$2,372,604

See accompanying notes.

Extra Space Storage Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$209,536	$195,896	$185,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,457	115,076	95,232
Amortization of deferred financing costs	7,779	6,592	5,997
Loss (gain) on real estate transactions and earnout from prior acquisitions	(1,501)	2,500	—
Property casualty loss	—	1,724	—
Loss on extinguishment of debt related to portfolio acquisition	—	—	9,153
Gain on sale of real estate assets	—	—	(960)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	3,310	2,683	1,404
Non-cash interest expense related to amortization of premium on notes payable	(2,409)	(3,079)	(1,194)
Compensation expense related to stock-based awards	6,055	4,984	4,819
Gain on sale of real estate assets and purchase of joint venture partners’ interests	(2,857)	(3,438)	(46,032)
Distributions from unconsolidated real estate ventures in excess of earnings	4,531	4,510	4,838
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(1,436)	71	1,277
Other assets	(1,172)	(1,498)	8,725
Accounts payable and accrued expenses	108	4,920	8,302
Other liabilities	11,928	6,640	(5,858)

Net cash provided by operating activities	367,329	337,581	271,259

Cash flows from investing activities:
Acquisition of SmartStop, net of cash acquired	(1,200,853)	—	—
Acquisition of real estate assets	(349,897)	(503,538)	(349,959)
Development and redevelopment of real estate assets	(26,931)	(23,528)	(6,466)
Proceeds from sale of real estate assets	800	—	6,964
Change in restricted cash	1,282	(3,794)	(4,475)
Investment in unconsolidated real estate ventures	(3,434)	—	(1,516)
Return of investment in unconsolidated real estate ventures	45,080	—	—
Purchase/issuance of notes receivable	(84,331)	(29,258)	(5,000)
Purchase of equipment and fixtures	(7,380)	(4,830)	(6,524)

Net cash used in investing activities	(1,625,664)	(564,948)	(366,976)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	446,877	—	205,988
Net proceeds from the issuance of exchangeable senior notes	563,500	—	246,250
Repurchase of exchangeable senior notes	(227,212)	—	—
Proceeds from notes payable and lines of credit	2,121,802	917,664	582,185
Principal payments on notes payable and lines of credit	(1,313,570)	(533,128)	(664,372)
Deferred financing costs	(9,779)	(5,305)	(7,975)
Net proceeds from exercise of stock options	1,542	3,095	5,896
Purchase of interest rate cap	(2,884)	—	—
Redemption of Operating Partnership units held by noncontrolling interests	—	(4,794)	(41)
Dividends paid on common stock	(269,302)	(210,091)	(163,014)
Distributions to noncontrolling interests	(24,503)	(19,134)	(13,262)

Net cash provided by financing activities	1,286,471	148,307	191,655

Net increase (decrease) in cash and cash equivalents	28,136	(79,060)	95,938
Cash and cash equivalents, beginning of the period	47,663	126,723	30,785

Cash and cash equivalents, end of the period	$75,799	$47,663	$126,723

Supplemental schedule of cash flow information
Interest paid	$89,507	$75,218	$66,705
Income taxes paid	1,782	3,418	1,916
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$(28,106)	$10,638	$260
Common stock and paid-in capital	28,106	(10,638)	(260)
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$1,727	$3,613	$3,193
Paid-in capital	(1,727)	(3,613)	(3,193)
Acquisitions of real estate assets
Real estate assets, net	$158,009	$77,158	$331,230
Notes payable assumed	—	(38,347)	(110,803)
Notes payable assumed and immediately defeased	—	—	(98,960)
Value of Operating Partnership units issued	(142,399)	(38,811)	(119,216)
Receivables from related parties and affiliated real estate joint ventures	(15,610)	—	(2,251)

See accompanying notes.

Extra Space Storage Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2015, the Company had direct and indirect equity interests in 999 storage facilities. In addition, the Company managed 348 stores for third parties bringing the total number of stores which it owns and/or manages to 1,347. These stores are located in 36 states, Washington, D.C. and Puerto Rico.

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

The Company has concluded that under certain circumstances when the Company enters into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. Additionally, the Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets—Cash Flow Hedge Swap Agreements	$4,996	$—	$4,996	$—
Other liabilities—Cash Flow Hedge Swap Agreements	$(6,991)	$—	$(6,991)	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2015. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2015 or 2014.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the disposal group classified as held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of December 31, 2015, the Company had seven stores classified as held for sale. The estimated fair value less selling costs of each of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded.

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

As of December 31, 2015 and 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2015 and 2014, approximate fair value.

The fair values of the Company’s notes receivable from Preferred Operating Partnership unit holders and other fixed rate notes receivable was based on the discounted estimated future cash flow of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$128,216	$120,230	$126,380	$120,230
Fixed rate notes receivable	$86,814	$84,331	$—	$—
Fixed rate notes payable and notes payable to trusts	$1,828,486	$1,806,904	$1,320,370	$1,283,893
Exchangeable senior notes	$770,523	$660,364	$276,095	$250,000

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

Intangible lease rights represent: (1) purchase price amounts allocated to leases on three stores that cannot be classified as ground or building leases; these rights are amortized to expense over the life of the leases and (2) intangibles related to ground leases on six stores where the leases were assumed by the Company at rates that were lower than the current market rates for similar leases. The values associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.

Investments in Unconsolidated Real Estate Ventures

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

Other Assets

Other assets consist primarily of equipment and fixtures, customer accounts receivable, investments in trusts, notes receivable, other intangible assets, income taxes receivable, deferred tax assets, prepaid expenses and the fair value of interest rate swaps. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years.

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

Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of two thousand dollars to ten thousand dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2015, the average insurance coverage for tenants was approximately two thousand six hundred dollars. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant. The Company purchases reinsurance for losses exceeding a set amount for any one event. The Company does not currently have any amounts recoverable under the reinsurance arrangements.

Real Estate Sales

In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.

Advertising Costs

The Company incurs advertising costs primarily attributable to internet, directory and other advertising. These costs are expensed as incurred. The Company recognized $8,539, $8,370, and $6,482 in advertising expense for the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2015, 0.0% (unaudited) of all distributions to stockholders qualified as a return of capital.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2015 and 2014, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2015 and 2014, the Company had no interest or penalties related to uncertain tax provisions.

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the years ended December 31, 2015, 2014 and 2013, options to purchase approximately 62,254, 27,374, and 44,958 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2015		2014		2013
	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)
Series B Units	1,676,087	579,640	1,592,062	764,385	453,302	257,266
Series C Units	704,016	410,002	605,256	489,366	33,226	33,302
Series D Units	548,390	189,649	13,522	6,492	—	—

	2,928,493	1,179,291	2,210,840	1,260,243	486,528	290,568

The Operating Partnership had $85,364 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of December 31, 2015. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $54.99 per share as of December 31, 2015, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of December 31, 2015. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $95.40 per share as of December 31, 2015, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the years ended December 31, 2015, 2014 and 2013, 513,040 shares, 130,883 shares, and no shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the year ended December 31, 2015, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period. For the years ended December 31, 2014 and 2013, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the 2015 Notes were not outstanding.

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

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of December 31, 2015 of $41,902 by the closing price of the Company’s common stock as of December 31, 2015 of $88.21 per share. Assuming full exchange for common shares as of December 31, 2015, 475,027 shares would have been issued to the holders of the Series B Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series C Units into common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of December 31, 2015 of $29,639 by the closing price of the Company’s common stock as of December 31, 2015 of $88.21 per share. Assuming full exchange for common shares as of December 31, 2015, 336,006 shares would have been issued to the holders of the Series C Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series D Units into common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series D Units outstanding as of December 31, 2015 of $13,710 by the closing price of the Company’s common stock as of December 31, 2015 of $88.21 per share. Assuming full exchange for common shares as of December 31, 2015, 155,422 shares would have been issued to the holders of Series D Units.

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
Net income attributable to common stockholders	$189,474	$178,355	$172,076
Earnings and dividends allocated to participating securities	(601)	(490)	(567)

Earnings for basic computations	188,873	177,865	171,509
Earnings and dividends allocated to participating securities	—	—	567
Income allocated to noncontrolling interest—Preferred Operating Partnership (Series A Units) and Operating Partnership	14,790	13,575	7,255
Fixed component of income allocated to noncontrolling interest—Preferred Operating Partnership (Series A Units)	(5,088)	(5,586)	(5,750)

Net income for diluted computations	$198,575	$185,854	$173,581

Weighted average common shares outstanding:
Average number of common shares outstanding—basic	119,816,743	115,713,807	111,349,361
Series A Units	875,480	961,747	989,980
OP Units	5,451,357	4,335,837	—
Unvested restricted stock awards included for treasury stock method	—	—	425,705
Shares related to exchangeable senior notes and dilutive stock options	775,289	423,876	340,048

Average number of common shares outstanding—diluted	126,918,869	121,435,267	113,105,094
Earnings per common share
Basic	$1.58	$1.54	$1.54
Diluted	$1.56	$1.53	$1.53

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted this guidance effective January 1, 2015. The Company has not previously had discontinued operations and as such, this guidance did not have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. The new standard will now become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company has not yet selected a transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance only impacts financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. The Company adopted this guidance October 1, 2015. The Company adopted ASU 2015-03 on a retrospective basis. As a result $20,120 of unamortized debt issuance costs that had been included in the Other assets line on the consolidated balance sheets as of December 31, 2014 are now presented as direct deductions from the carrying amounts of the related debt liabilities.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customers Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The guidance is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which provides guidance regarding the classification of debt issuance costs associated with lines of credit. Specifically, deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement is allowed. The Company adopted this guidance effective October 1, 2015. The Company continued to present the debt issuance costs and related accumulated amortization relating to its lines of credit as assets.

3.	REAL ESTATE ASSETS

The components of real estate assets are summarized as follows:

	December 31, 2015	December 31, 2014
Land—operating	$1,384,009	$1,132,175
Land—development	17,313	21,062
Buildings and improvements	4,886,397	3,487,935
Intangible assets—tenant relationships	95,891	72,293
Intangible lease rights	8,877	8,697

	6,392,487	4,722,162
Less: accumulated depreciation and amortization	(728,087)	(604,336)

Net operating real estate assets	5,664,400	4,117,826
Real estate under development/redevelopment	24,909	17,870

Net real estate assets	$5,689,309	$4,135,696

Real estate assets held for sale included in net real estate assets	$10,774	$—

The real estate assets held for sale consist of a portfolio of six stores located in Ohio and Indiana, a single store located in Indiana, and a portion of land at an operating store in New Jersey. The estimated fair value less selling costs of each of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded. The six-store portfolio is under contract, and the sale is expected to close by the second quarter of 2016. The single store located in Indiana is currently listed for sale but is not yet under contract. The Company expects that this property will be sold by the end of 2016. The land in New Jersey is also under contract and the sale is expected to close by the end of 2016. These assets held for sale are included in the rental operations segment of the Company’s segment information.

The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $11,695, $12,996, and $12,065 for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 3 to 46 years.

4.	PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisition of operating stores for the years ended December 31, 2015 and 2014, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid									Acquisition Date Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Non-cash gain	Loan Assumed	Notes Issued to/ from Seller	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed (1)
California	1	12/11/2015	$9,712	$9,716	$—	$—	$—	$—	$(4)	$—	—	$2,679	$7,029	$—	$4
North Carolina	1	12/8/2015	5,307	5,333	—	—	—	—	(26)	—	—	1,372	3,925	4	6
Oregon	1	11/24/2015	10,011	10,013	—	—	—	—	(2)	—	—	732	9,157	103	19
Florida	3	11/19/2015	20,017	19,965	—	—	—	—	52	—	—	2,012	17,662	329	14
Texas	1	11/13/2015	14,397	7,116	—	—	—	—	60	7,221	91,434	6,643	7,551	202	1
Texas	1	10/23/2015	8,707	8,685	—	—	—	—	22	—	—	1,140	7,560	—	7
New Jersey	1	10/7/2015	7,430	7,394	—	—	—	—	36	—	—	1,057	6,037	146	190
Various (2)	122	10/1/2015	1,230,976	1,272,256	—	—	—	—	(69,936)	28,656	376,848	179,700	978,368	18,830	54,083
Maryland	1	9/10/2015	6,165	6,183	—	—	—	—	(18)	—	—	794	5,178	119	74
North Carolina	1	6/19/2015	6,987	6,926	—	—	—	—	61	—	—	1,408	5,461	107	11
Florida	1	6/18/2015	17,657	12,677	—	—	—	—	207	4,773	71,054	—	17,220	327	110
Florida (3)	1	6/17/2015	6,076	412	1,100	—	4,601	—	(37)	—	—	534	5,364	125	53
Illinois	1	6/8/2015	10,046	9,970	—	—	—	—	76	—	—	964	9,085	—	(3)
Massachusetts	1	5/13/2015	12,512	12,515	—	—	—	—	(3)	—	—	1,625	10,875	—	12
Georgia	1	5/7/2015	6,498	6,458	—	—	—	—	40	—	—	2,087	4,295	114	2
North Carolina	1	5/5/2015	11,007	10,976	—	—	—	—	31	—	—	4,050	6,867	77	13
Georgia	1	4/24/2015	6,500	6,451	—	—	—	—	49	—	—	370	6,014	114	2
Arizona, Texas	22	4/15/2015	178,252	75,681	—	—	—	—	822	101,749	1,504,277	24,087	151,465	2,121	579
Texas	1	4/14/2015	8,650	8,580	—	—	—	—	70	—	—	619	7,861	160	10
California (4)	1	3/30/2015	12,699	1,700	1,629	—	11,009	(1,264)	(375)	—	—	1,025	11,479	195	—
South Carolina	2	3/30/2015	13,165	13,143	—	—	—	—	22	—	—	1,763	11,229	144	29
Virginia	1	3/17/2015	5,073	5,065	—	—	—	—	8	—	—	118	4,797	81	77
Texas	1	2/24/2015	13,570	13,519	—	—	—	—	51	—	—	1,511	11,861	182	16
Texas	3	1/13/2015	41,904	41,806	—	—	—	—	98	—	—	12,080	29,489	300	35

2015 Totals	171		$1,663,318	$1,572,540	$2,729	$—	$15,610	$(1,264)	$(68,696)	$142,399	2,043,613	$248,370	$1,335,829	$23,780	$55,344

Florida	4	12/23/2014	$32,954	$19,122	$—	$—	$—	$—	$122	$13,710	548,390	$12,502	$19,640	$482	$330
New Jersey, Virginia (5)	5	12/18/2014	47,747	42,167	—	—	—	—	5,580	—	—	4,259	42,440	688	360
New York (6)	1	12/11/2014	20,115	20,125	—	—	—	—	(10)	—	—	12,085	7,665	—	365
North Carolina, South Carolina, Texas (7)	7	12/11/2014	60,279	60,086	—	—	—	—	193	—	—	19,661	36,339	876	3,403
California	1	12/9/2014	9,298	6,300	—	—	—	—	15	2,983	50,620	4,508	4,599	178	13
Colorado	1	10/24/2014	6,253	6,202	—	—	—	—	51	—	—	2,077	4,087	82	7
Georgia	1	10/22/2014	11,030	11,010	—	—	—	—	20	—	—	588	10,295	121	26
Florida	1	9/3/2014	4,259	4,225	—	—	—	—	34	—	—	529	3,604	81	45
Texas	1	8/8/2014	11,246	6,134	—	5,157	—	—	(45)	—	—	1,047	9,969	181	49
Georgia	1	8/6/2014	11,337	11,290	—	—	—	—	47	—	—	1,132	10,080	111	14
North Carolina	1	6/18/2014	7,310	7,307	—	—	—	—	3	—	—	2,940	4,265	93	12

			Consideration Paid									Acquisition Date Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Non-cash gain	Loan Assumed	Notes Issued to/ from Seller	Previous equity interest	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Land	Building	Intangible	Closing costs - expensed (1)
California	1	5/28/2014	17,614	294	—	14,079	—	—	(92)	3,333	69,735	4,707	12,604	265	38
Washington	1	4/30/2014	4,388	4,388	—	—	—	—	—	—	—	437	3,808	102	41
California (8)	3	4/25/2014	35,275	2,726	3,438	19,111	—	129	(580)	10,451	226,285	6,853	27,666	579	177
Florida	1	4/15/2014	10,186	10,077	—	—	—	—	109	—	—	1,640	8,358	149	39
Georgia	1	4/3/2014	23,649	15,158	—	—	—	—	157	8,334	333,360	2,961	19,819	242	627
Alabama	1	3/20/2014	13,813	13,752	—	—	—	—	61	—	—	2,381	11,224	200	8
Connecticut	1	3/17/2014	15,138	15,169	—	—	—	—	(31)	—	—	1,072	14,028	—	38
California (9)	1	3/4/2014	7,000	6,974	—	—	—	—	26	—	—	2,150	4,734	113	3
Texas	1	2/5/2014	14,191	14,152	—	—	—	—	39	—	—	1,767	12,368	38	18
Virginia	17	1/7/2014	200,588	200,525	—	—	—	—	63	—	—	53,878	142,840	2,973	897

2014 Totals	52		$563,670	$477,183	$3,438	$38,347	$—	$129	$5,762	$38,811	1,228,390	$139,174	$410,432	$7,554	$6,510

(1)	This column represents costs paid at closing. The amounts shown exclude other acquisition costs paid before or after the closing date.
(2)	This represents the acquisition of SmartStop Self Storage, Inc. (“SmartStop”). See below for more detailed information about this acquisition.
(3)	The Company determined the consideration paid for this store was below its market value, and recognized a $1,100 gain, representing the difference between the fair value of the store and the consideration paid.
(4)	This represents the acquisition of a joint venture partners’ interest in Extra Space of Sacramento One LLC (“Sacramento One”), an existing joint venture, for $1,700 in cash. The result of the acquisition is that the Company owns 100% of Sacramento One, which owned one store located in California. Prior to the acquisition date, the Company accounted for its interest in Sacramento One as an equity-method investment, and the Company also held mortgage notes receivable from Sacramento One totalling $11,009, including related interest. The total acquisition date fair value of the Company’s previous equity interest was approximately $365 and is included in consideration transfered. The Company recognized a non-cash gain of $1,629 as a result of remeasuring the fair value of its equity interest held prior to the acquisition. The store is consolidated subsequent to the acquisition as the Company owns 100% of the store.
(5)	Included in net liabilities/(assets) assumed is a $5,400 liability related to an earnout provision.
(6)	This represents the acquisition of a non-operating property that the Company plans to convert to a self-storage store.
(7)	Included in closing costs is approximately $3,271 of defeasance costs.
(8)	The Company previously held no equity interest in two of the three properties acquired. The Company acquired its joint venture partner’s 60% interest in an existing joint venture which held one property in California, resulting in full ownership by the Company. Prior to the acquisition date, the Company accounted for its 40% interest in this joint venture as an equity method investment. The total acquisition date fair value of the previous equity interest was approximately $3,567 and is included as consideration transferred. The Company recognized a non-cash gain of $3,438 as a result of remeasuring its prior equity interest in this joint venture held before the acquisition. The three properties were acquired in exchange for approximately $2,726 of cash and 226,285 Series C Units valued at $10,451.
(9)	This property was owned by Spencer F. Kirk, the Company’s Chief Executive Officer, and Kenneth M. Woolley, the Company’s Executive Chairman. The Company acquired the building on March 4, 2014. In a separate transaction on March 5, 2014, the Company acquired the land for $2,150 from a third party unrelated to the Company’s executives and terminated the existing ground lease.

Acquisition of SmartStop

On October 1, 2015, the Company completed its previously announced acquisition of SmartStop, a public non-traded REIT (the “Transaction”), pursuant to an Agreement and Plan of Merger, dated June 15, 2015 (the “Merger Agreement”). The Company completed the Transaction as part of its strategy to acquire stores and portfolios of stores that can increase stockholder value. Under the terms of the Merger Agreement, SmartStop shareholders received $13.75 per share in cash, which represented a total purchase price of approximately $1,391,272.

In connection with the Transaction, it was agreed that certain assets would be excluded from the Company’s acquisition of SmartStop (the “Excluded Assets”). The Company had determined that the Excluded Assets were not complementary to the Company’s business or otherwise not of primary interest to the Company. These Excluded Assets were instead sold by SmartStop to Strategic 1031, LLC, a Delaware limited liability company (“Strategic 1031”), prior to the Transaction. The Excluded Assets included five SmartStop stores located in Canada, one parcel of land located in California that is under development, and SmartStop’s non-traded REIT platform. Strategic 1031 is owned by and controlled by SmartStop’s former Chief Executive Officer, President and Chairman of the Board of Directors.

The following table reconciles the purchase price to cash paid by the Company and total consideration transferred to acquire SmartStop:

Total purchase price	$1,391,272
Less: amount paid for Excluded Assets by Strategic 1031	(90,360)

Total purchase price attributable to the Company	$1,300,912

Total cash paid by the Company	$1,272,256
Fair value of OP Units issued to certain SmartStop unit holders	28,656

1,300,912
Less: Cash paid for transaction costs	8,053
Less: Cash paid for defeasance and prepayment fees	38,360
Less: Severance and share-based compensation to SmartStop employees	7,665

Total consideration transferred	$1,246,834

As part of this acquisition, we recorded an expense of $38,360 related to defeasance costs and prepayment penalties incurred related to the repayment of SmartStop’s existing debt as of the acquisition date. We incurred $8,053 of professional fees/closing costs, $6,338 of severance-related costs, and $1,327 of other payroll-related costs for a total of $54,078 that was paid at closing. Another $9,043 of other acquisition related costs were incurred that were not paid in connection with the closing for a total of $63,121.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The company is in the process of finalizing a third party valuation. As such the allocation of fair value between land, buildings and intangibles is subject to change. The Company’s allocation of consideration transferred for SmartStop is as follows:

Land	$179,700
Buildings	978,368
Intangibles	18,830
Investments in unconsolidated real estate ventures	60,981
Other assets	34,500

Total assets acquired	1,272,379
Accounts payable and accrued liabilities assumed	17,064
Other liabilities assumed	8,481

Total net assets acquired	$1,246,834

The Company agreed to loan Strategic 1031 $84,331 to finance the purchase of the Excluded Assets. The loans are secured by an interest in the Excluded Assets and accrue interest at 7.0% per annum. The loans have a term of 365 days after the closing of the Transaction, due on September 30, 2016. These loans receivable are included in Other assets on the Company’s consolidated balance sheets.

Pro Forma Information

As noted above, during the year ended December 31, 2015, the Company acquired 171 operating stores, including the 122 stores acquired in conjunction with the acquisition of SmartStop. The following pro forma financial information includes 137 of the 171 operating stores acquired. 34 stores were excluded as it was impractical to obtain the historical information from the previous owners and in total they represent and immaterial amount of total revenues. The following pro forma financial information is based on the combined historical financial statements of the Company and 137 of the stores acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2014 (unaudited):

	For the Year Ended December 31,
	2015	2014
	Pro Forma	Pro Forma
Total revenues	$860,550	$746,601
Net income attributable to common stockholders	$253,476	$163,898

The Total revenues for SmartStop in the table above represent the revenues of SmartStop for the period prior to acquisition, less revenues attributed to the Excluded Assets. The Net income attributable to common stockholders for SmartStop in the table above represents primarily the expenses of SmartStop for the period prior to acquisition (less expenses related to the Excluded Assets), plus estimated additional depreciation, amortization, interest expenses and the elimination of non-recurring acquisition costs recorded by SmartStop and the Company.

The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the acquisition of SmartStop. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2014.

The following table summarizes the revenues and earnings related to the 171 stores acquired during 2015 since their acquisition dates, which are included in the Company’s consolidated income statement for the year ended December 31, 2015:

For the Year Ended December 31, 2015
Total revenues	$46,490
Net income attributable to common stockholders	$8,393

Other Acquisitions and Disposals

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

Losses on Earnouts from Prior Acquisitions

During 2012, the Company acquired a portfolio of ten stores located in New Jersey and New York. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net rental income two years after the acquisition date. At the acquisition date, the Company believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental growth of the stores was significantly higher than expected, resulting in a payment to the sellers of $7,785. This amount is included in gain (loss) on real estate transactions and earnout from prior acquisitions on the Company’s consolidated statements of operations for the year ended December 31, 2014.

During 2011, the Company acquired a store located in Florida. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and the Company believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the stores was trending significantly higher than expected, the Company estimated that an additional earnout payment of $2,500 would be due to the seller as of December 31, 2014. This amount is included in gain (loss) on real estate transactions and earnout from prior acquisitions on the Company’s consolidated statements of operations for the year ended December 31, 2014. During the year ended December 31, 2015, the Company recorded a gain of $400 to adjust the existing liability to the actual amount owed to the sellers as of June 30, 2015. This gain is included in gain (loss) on real estate transactions and earnout from prior acquisitions on the Company’s consolidated statements of operations for the year ended December 31, 2015.

5.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

Investments in unconsolidated real estate ventures consist of the following:

	Equity Ownership %	Excess Profit Participation %	Investment Balance at December 31,
			2015	2014
VRS Self Storage LLC (“VRS”)	45%	54%	$39,091	$40,363
Storage Portfolio I LLC (“SP I”)	25%	25-40%	11,813	12,042
PRISA Self Storage LLC (“PRISA”)	2%	17%	10,309	10,520
PRISA II Self Storage LLC (“PRISA II”)	2%	17%	8,323	9,008
Extra Space West Two LLC (“ESW II”)	5%	40%	4,122	4,197
WCOT Self Storage LLC (“WCOT”)	5%	20%	3,783	3,972
Clarendon Storage Associates Limited Partnership (“Clarendon”)	50%	50%	3,131	3,148
Extra Space of Santa Monica LLC (“ESSM”)	48%	48%	1,200	1,153
Extra Space West One LLC (“ESW”)	5%	40%	(405)	(95)
Extra Space Northern Properties Six LLC (“ESNPS”)	10%	35%	(470)	(87)
Other minority owned properties	18-50%	19-50%	6,148	1,490

			87,045	85,711
Investments in Strategic Storage Growth Trust			15,962	—

Total			$103,007	$85,711

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation. As of December 31, 2015, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

On December 30, 2015, the Company entered into a new joint venture, ESS-H Bloomfield Investment LLC (“Bloomfield”). Bloomfield owns a single store in New Jersey. The Company contributed $2,885 for a 50% interest in Bloomfield. The Company’s investment in Bloomfield is included in Other minority owned properties in the table above.

In December 2013 and May 2014, the Company acquired twelve stores located in California from entities associated with Grupe Properties Co. Inc. (“Grupe.”) As part of the Grupe acquisition, the Company acquired its joint venture partners’ 60% to 65% equity interests in six stores. The Company previously held the remaining 35% to 40% interests in these stores through six separate joint ventures with Grupe. Prior to the acquisition, the Company accounted for its interests in these joint ventures as equity-method investments. The Company recognized a non-cash gain of $3,438 during the year ended December 31, 2014 as a result of re-measuring the fair value of its equity interest in one of these joint ventures held before the acquisition. During the year ended December 31, 2014, the Company recorded a gain of $584 as a result of the final cash distributions received from the other five joint ventures associated with the acquisitions that were completed during 2013. The Company recognized non-cash gains of $9,339 during the year ended December 31, 2013 as a result of re-measuring its prior equity interests in five joint ventures held before the acquisition.

On November 1, 2013, the Company acquired its joint venture partner’s 49% interest in HSRE-ESP IA, LLC (“HSRE”), an existing joint venture, for $43,475 in cash and the assumption of a $96,516 loan. The result of this acquisition is that the Company owns a 99% interest in HSRE. The joint venture partner retained a 1% interest, valued at $870, which was recorded at fair value based on the fair value of the assets in the joint venture and is included in other noncontrolling interests on the Company’s consolidated balance sheets. HSRE owns 19 stores in various states. The stores are now consolidated as the Company owns the majority interest in the joint venture. Prior to the acquisition date, the Company accounted for its 50% interest in the joint venture as an equity-method investment. The acquisition date fair value of the previous equity interest was approximately $43,500, and is included as consideration transferred. The Company recognized a non-cash gain of $34,137 during the year ended December 31, 2013 as a result of re-measuring its prior equity interest in HSRE held before the acquisition. On June 11, 2015, the Company acquired its joint venture partners’ remaining 1% interest in HSRE for $1,267. Since the Company retained its controlling interest, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect this purchase, and the difference between the price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.

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

Equity in earnings of unconsolidated real estate ventures consists of the following:

	For the Year Ended December 31,
	2015	2014	2013
Equity in earnings of VRS	$4,041	$3,510	$3,464
Equity in earnings of SP I	1,951	1,541	1,243
Equity in earnings of PRISA	1,013	929	890
Equity in earnings of PRISA II	793	764	703
Equity in earnings of ESW II	145	102	50
Equity in earnings of WCOT	569	498	448
Equity in earnings of Clarendon	581	551	516
Equity in earnings of ESSM	493	424	369
Equity in earnings of ESW	1,875	1,571	1,406
Equity in earnings of ESNPS	633	513	461
Equity in earnings of HSRE	—	—	1,428
Equity in earnings of other minority owned properties	257	138	675

	$12,351	$10,541	$11,653

Equity in earnings of ESW II, SP I and VRS includes the amortization of the Company’s excess purchase price of $26,806 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Information (unaudited) related to the real estate ventures’ debt at December 31, 2015, is presented below:

	Loan Amount	Current Interest Rate	Debt Maturity
VRS—Swapped to fixed	$52,100	3.19%	June 2020
SP I—Fixed	88,975	4.66%	April 2018
PRISA	—	—	Unleveraged
PRISA II	—	—	Unleveraged
ESW II—Swapped to fixed	18,505	3.57%	February 2019
WCOT—Swapped to fixed	87,500	3.34%	August 2019
Clarendon—Swapped to fixed	7,746	5.93%	September 2018
ESSM—Variable	13,629	4.88%	May 2021
ESW—Variable	17,150	1.67%	August 2020
ESNPS—Variable	34,500	2.44%	July 2025
Other minority owned properties	20,614	Various	Various

Combined, condensed unaudited financial information of VRS, SP I, PRISA, PRISA II, ESW II, WCOT, ESW and ESNPS as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, follows:

	December 31,
	2015	2014
Balance Sheets:
Assets:
Net real estate assets	$1,389,974	$1,442,755
Other	33,703	34,636

	$1,423,677	$1,477,391

Liabilities and members’ equity:
Notes payable	$299,730	$301,267
Other liabilities	25,715	23,490
Members’ equity	1,098,232	1,152,634

	$1,423,677	$1,477,391

	For the Year Ended December 31,
	2015	2014	2013
Statements of Income:
Rents and other income	$286,857	$273,231	$260,487
Expenses	(155,851)	(153,973)	(149,595)
Gain on sale of real estate	60,495	—	—

Net income	$191,501	$119,258	$110,892

In March 2015, PRISA II sold a single store located in New York and recorded a gain of $60,495.

The Company had no consolidated VIEs for the years ended December 31, 2015 or 2014.

6.	OTHER ASSETS

The components of other assets are summarized as follows:

	December 31, 2015	December 31, 2014
Equipment and fixtures	$30,547	$24,913
Less: accumulated depreciation	(19,609)	(15,183)
Other intangible assets	2,172	7,130
Deferred financing costs, net-lines of Credit	1,735	1,363
Prepaid expenses and deposits	11,463	8,891
Receivables, net	46,774	31,946
Notes receivable from Strategic 1031	84,331	—
Other notes receivable	4,350	9,661
Investments in Trusts	3,590	3,590
Fair value of interest rate swaps	4,996	3,583

	$170,349	$75,894

The notes receivable from Strategic 1031 represents the $84,331 principal amount loaned to Strategic 1031 to finance Strategic 1031’s acquisition of the Excluded Assets in conjunction with the Company’s acquisition of SmartStop.

7.	NOTES PAYABLE

The components of notes payable are summarized as follows:

	December 31, 2015	December 31, 2014
Fixed Rate
Mortgage loans with banks (including loans subject to interest rate swaps) bearing interest at fixed rates between 2.8% and 6.7%. The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between March 2016 and February 2023.	$1,613,490	$1,164,303
Unsecured loan with bank (loan subject to an interest rate swap) bearing interest at a fixed rate of 3.1%. Principal and interest payments are made monthly with outstanding principal and interest due March 2020.	73,825	—

Variable Rate
Mortgage loans with banks bearing floating interest rates based on 1 month LIBOR. Interest rates based on LIBOR are between LIBOR plus 1.6% (2.0% at December 31, 2015 and 1.8% at December 31, 2014) and LIBOR plus 2.0% (2.4% at December 31, 2015 and 2.2% at December 31, 2014). The loans are collateralized by mortgages on real estate assets and the assignment of rents. Principal and interest payments are made monthly with all outstanding principal and interest due between July 2016 and March 2021.	1,094,985	707,764

Total	2,782,300	1,872,067
Plus: Premium on notes payable	872	3,281
Less: unamortized debt issuance costs	(24,605)	(16,367)

Total	$2,758,567	$1,858,981

The following table summarizes the scheduled maturities of notes payable at December 31, 2015:

2016	$167,477
2017	418,179
2018	416,512
2019	438,244
2020	872,441
Thereafter	469,447

$2,782,300

Certain mortgage and construction loans with variable interest rates are subject to interest rate floors starting at 1.90%. Real estate assets are pledged as collateral for the notes payable. Of the Company’s $2,782,300 principal amount in notes payable outstanding at December 31, 2015, $2,430,623 were recourse due to guarantees or other security provisions. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at December 31, 2015.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2015, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2016, the Company estimates that an additional $12,440 will be reclassified as an increase to interest expense.

The following table summarizes the terms of the Company’s 29 derivative financial instruments, which have a total combined notional amount of $1,743,790 as of December 31, 2015:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$5,058 – $126,000	0.8% – 3.9%	10/3/2011 – 11/1/2015	9/20/2018 – 2/1/2023

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset (Liability) Derivatives
	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:	Fair Value
Other assets	$4,996	$3,583
Other liabilities	$(6,991)	$(3,533)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

Type	Classification of Income (Expense)	For the Year Ended December 31,
		2015	2014	2013
Swap Agreements	Interest expense	$(12,487)	$(8,780)	$(8,917)

	Gain (loss) recognized in OCI		Location of amounts reclassified from OCI into income	Gain (loss) reclassifed from OCI
	For the Year Ended December 31,			For the Year Ended December 31,
Type	2015	2014		2015	2014
Swap Agreements	$(17,669)	$(18,557)	Interest expense	$(12,487)	$(8,780)

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

As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,991. As of December 31, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $2,995, including accrued interest.

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

The notes payable to trusts are presented net of unamortized deferred financing costs of $2,399 and $2,531 as of December 31, 2015 and 2014, respectively.

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the Trusts to the maximum exposure to loss the Company is subject to related to the Trusts as of December 31, 2015:

	Notes payable	Investment	Maximum
	to Trusts	Balance	exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	119,590	3,590	116,000
Unamortized debt issuance costs	(2,399)

	$117,191	$3,590	$116,000	$—

10.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of December 31, 2015 was approximately 10.48 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of December 31, 2015 was approximately 18.18 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended December 31, 2015. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending March 31, 2016. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended December 31, 2015.

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

Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount were as follows for the periods indicated:

	December 31, 2015	December 31, 2014
Carrying amount of equity component—2013 Notes	$—	$14,496
Carrying amount of equity component—2015 Notes	22,597	—

Carrying amount of equity components	$22,597	$14,496

Principal amount of liability component 2013 Notes	$85,364	$250,000
Principal amount of liability component 2015 Notes	575,000	—
Unamortized discount—equity component—2013 Notes	(2,605)	(10,448)
Unamortized discount—equity component—2015 Notes	(21,565)	—
Unamortized cash discount—2013 Notes	(633)	(2,606)
Unamortized debt issuance costs	(11,698)	(1,222)

Net carrying amount of liability components	$623,863	$235,724

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the 2013 and 2015 senior notes was as follows for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Contractual interest	$9,939	$5,936	$3,134
Amortization of discount	3,310	2,683	1,404

Total interest expense recognized	$13,249	$8,619	$4,538

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

All of the Company’s lines of credit are guaranteed by the Company and secured by mortgages on certain real estate assets. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2015
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)	Notes
Credit Line 1	$36,000	$180,000	2.1%	6/4/2010	6/30/2018	LIBOR plus 1.7%	(2)
Credit Line 2	—	50,000	2.2%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(3)
Credit Line 3	—	80,000	2.1%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(3)
Credit Line 4	—	50,000	2.1%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(3)

	$36,000	$360,000

(1)	30-day USD LIBOR
(2)	One two-year extension available
(3)	Two one-year extensions available

12.	OTHER LIABILITIES

The components of other liabilities are summarized as follows:

	December 31, 2015	December 31, 2014
Deferred rental income	$35,904	$28,485
Lease obligation liability	—	713
Fair value of interest rate swaps	6,991	3,533
Income taxes payable	2,223	672
Deferred tax liability	10,728	5,367
Earnout provisions on acquisitions	5,510	8,033
Unpaid claims liability	11,313	1,832
Other miscellaneous liabilities	7,820	6,084

	$80,489	$54,719

Included in the unpaid claims liability are claims related to the Company’s tenant reinsurance program. For the years ended December 31, 2015, 2014 and 2013, the number of claims made were 3,959, 2,942 and 2,316, respectively. The following table presents information on the portion of the Company’s unpaid claims liability that relates to tenant insurance for the periods indicated:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2015	2014	2013
Unpaid claims liability at beginning of year	$3,121	$2,112	$1,414
Claims and claim adjustment expense for claims incurred in the current year	6,421	5,126	3,817
Claims and claim adjustment expense for claims incurred in the prior years	—	(345)	(116)
Payments for current year claims	(4,283)	(2,954)	(1,751)
Payments for prior year claims	(1,351)	(818)	(1,252)

Unpaid claims liability at the end of the year	$3,908	$3,121	$2,112

13.	RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS

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

Management fee revenues for related party and affiliated real estate joint ventures and other income are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2015	2014	2013
ESW	Affiliated real estate joint ventures	$515	$480	$450
ESW II	Affiliated real estate joint ventures	452	410	382
ESNPS	Affiliated real estate joint ventures	584	550	528
ESSM	Affiliated real estate joint ventures	152	132	117
HSRE	Affiliated real estate joint ventures	—	1,201	1,146
PRISA	Affiliated real estate joint ventures	5,809	5,466	5,215
PRISA II	Affiliated real estate joint ventures	4,703	4,635	4,397
VRS	Affiliated real estate joint ventures	1,398	1,326	1,286
WCOT	Affiliated real estate joint ventures	1,799	1,680	1,601
SP I	Affiliated real estate joint ventures	2,075	1,999	1,953
Other	Franchisees, third parties and other	16,674	10,336	9,539

		$34,161	$28,215	$26,614

Receivables from related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2015	December 31, 2014
Mortgage notes receivable	$—	$10,590
Other receivables from stores	2,205	1,188

	$2,205	$11,778

Other receivables from stores consist of amounts due for management fees, asset management fees and expenses paid on behalf of the stores that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2015 or 2014.

The Company has entered into an annual aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, the Company’s Chief Executive Officer. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2015, 2014 and 2013, the Company paid SpenAero $1,163, $1,059 and $803, respectively. The services that the Company receives from SpenAero are similar in nature and comparable in price to those that are provided to other outside third parties.

14.	STOCKHOLDERS’ EQUITY

The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2015, 124,119,531 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

All holders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

On June 22, 2015, the Company issued and sold 6,325,000 shares of its common stock in a public offering at a price of $68.15 per share. The Company received gross proceeds of $431,049. The underwriting discount and transaction costs were $14,438, resulting in net proceeds of $416,611.

On August 28, 2015, the Company filed a $400,000 “at the market” equity program with the Securities and Exchange Commission, and entered into separate equity distribution agreements with five sales agents. Under the terms of the equity distribution agreements, the Company may from time to time offer and sell shares of common stock, up to the aggregate offering price of $400,000, through its sales agents. During the year ended December 31, 2015, the Company sold 410,000 shares of common stock at an average sales price of $75.17 per share, resulting in net proceeds of $30,266.

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

On August 29, 2013, the Operating Partnership completed the purchase of 19 out of 20 stores affiliated with All Aboard Mini Storage, all of which are located in California. On September 26, 2013, the Operating

Partnership completed the purchase of the remaining facility. These stores were acquired in exchange for $100,876 in cash (including $98,960 of debt assumed and immediately defeased at closing), 1,342,727 Series B Units valued at $33,569, and 1,448,108 common OP Units valued at $62,341.

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

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 92.9% majority ownership interest therein as of December 31, 2015. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 7.1% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2015, the Operating Partnership had 5,621,642 OP Units outstanding.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership units in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (10 day average) at the time of the redemption. Alternatively, the Company may, at its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten day average closing stock price at December 31, 2015, was $88.75 and there were 5,621,642 OP Units outstanding. Assuming that all of the unit holders exercised their right to redeem all of their OP Units on December 31, 2015 and the Company elected to pay the non-controlling members cash, the Company would have paid $498,921 in cash consideration to redeem the units.

During the year ended December 31, 2015, a total of 787,850 OP Units were redeemed in exchange for the Company’s common stock.

On November 13, 2015, the Company purchased one store located in Texas. As part of the consideration for this acquisition, 91,434 OP Units were issued with a total value of $7,221.

On October 1, 2015, the Company acquired SmartStop. As part of the consideration for this acquisition, 376,848 OP Units were issued with a total value of $28,656.

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

During the year ended December 31, 2014, a total of 18,859 OP Units were redeemed in exchange for the Company’s common stock.

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

Other noncontrolling interests represent the ownership interest of third parties in two consolidated joint ventures as of December 31, 2015. One of these consolidated joint ventures owns a single operating store in California, and the other owns a store under development in Texas. The voting interests of the third-party owners range from 17.5% to 20.0%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The income or losses attributable to this third-party owner based on its ownership percentage are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations

On June 11, 2015, the Company purchased its joint venture partner’s remaining 1% interest in HSRE for $1,267. HSRE owned 19 properties in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia, and as a result of this purchase, these properties became wholly-owned by the Company. Prior to this acquisition, the partner’s interest was reported in other noncontrolling interests. Since the Company retained its controlling interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.

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

As of December 31, 2015, 4,658,171 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).

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

Also as defined under the terms of the Plan, restricted stock grants may be awarded. The stock grants are subject to a vesting period over which the restrictions are released and the stock certificates are given to the grantee. During the performance or vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plan; however, the grantee has the ability to vote the shares and receive nonforfeitable dividends paid on shares. Unless otherwise determined by the CNG Committee at the time of grant, the forfeiture and transfer restrictions on the shares lapse over a four-year period beginning on the date of grant.

Option Grants

A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2015
Outstanding at December 31, 2012	1,097,092	$13.89
Granted	49,075	38.40
Exercised	(391,543)	14.81
Forfeited	—	—

Outstanding at December 31, 2013	754,624	$15.01
Granted	31,000	47.50
Exercised	(211,747)	14.85
Forfeited	(5,150)	28.28

Outstanding at December 31, 2014	568,727	$16.62
Granted	89,575	69.93
Exercised	(79,974)	18.79
Forfeited	(5,699)	39.83

Outstanding at December 31, 2015	572,629	$24.42	4.87	$36,525

Vested and Expected to Vest	562,672	$23.70	4.79	$36,297
Ending Exercisable	429,348	$13.16	3.63	$32,222

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The weighted average fair value of stock options granted in 2015, 2014 and 2013, was $16.89, $12.03 and $9.74, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2015	2014	2013
Expected volatility	38%	40%	42%
Dividend yield	4%	4%	4%
Risk-free interest rate	1.5%	1.5%	0.9%
Average expected term (years)	5	5	5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 5.0% of unvested options outstanding as of December 31, 2015, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

A summary of stock options outstanding and exercisable as of December 31, 2015, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22	167,000	3.13	$6.22	167,000	$6.22
$11.59—$15.07	182,410	3.14	13.28	182,410	13.28
$15.30—$47.50	133,644	6.37	31.87	79,938	27.38
$65.36—$65.45	39,575	9.14	65.40	—	—
$73.52	50,000	9.58	73.52	—	—

$6.22—$73.52	572,629	4.87	$24.42	429,348	$13.16

The Company recorded compensation expense relating to outstanding options of $510, $456 and $536 in general and administrative expense for the years ended December 31, 2015, 2014 and 2013, respectively. Total cash received for the years ended December 31, 2015, 2014 and 2013, related to option exercises was $1,542, $3,095 and $5,896, respectively. At December 31, 2015, there was $1,427 of total unrecognized compensation expense related to non-vested stock options under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.58 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2015, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors

The Company recorded $5,545, $4,528 and $4,283 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2015, 2014 and 2013, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.2% of unvested awards outstanding as of December 31, 2015, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2015 there was $11,868 of total unrecognized compensation expense related to non-vested restricted stock awards under the Company’s 2004 Long-Term Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.45 years.

The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2012	540,272	$17.93
Granted	137,602	39.51
Released	(259,191)	15.11
Cancelled	(23,323)	23.62

Unreleased at December 31, 2013	395,360	$26.96
Granted	117,370	49.25
Released	(197,386)	23.07
Cancelled	(23,595)	37.19

Unreleased at December 31, 2014	291,749	$37.73
Granted	174,558	69.18
Released	(129,808)	34.86
Cancelled	(18,090)	44.54

Unreleased at December 31, 2015	318,409	$55.75

19.	EMPLOYEE BENEFIT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 15% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2015, 2014 and 2013, the Company made matching contributions to the plan of $1,680, $1,529 and $1,013, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.

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

The income tax provision for the years ended December 31, 2015, 2014 and 2013, is comprised of the following components:

	For the Year Ended December 31, 2015
	Federal	State	Total
Current expense	$3,736	$1,640	$5,376
Tax credits/True-up	274	—	274
Change in deferred benefit	7,016	(1,518)	5,498

Total tax expense	$11,026	$122	$11,148

	For the Year Ended December 31, 2014
	Federal	State	Total
Current expense	$6,020	$1,374	$7,394
Tax credits/True-up	(2,176)	—	(2,176)
Change in deferred benefit	803	1,549	2,352

Total tax expense	$4,647	$2,923	$7,570

	For the Year Ended December 31, 2013
	Federal	State	Total
Current expense	$9,572	$615	$10,187
Tax credits/True-up	(4,556)	—	(4,556)
Change in deferred benefit	4,353	—	4,353

Total tax expense	$9,369	$615	$9,984

A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2015		2014
Expected tax at statutory rate	$77,151	35.0%	$71,215	35.0%
Non-taxable REIT income	(67,084)	(30.4%)	(64,402)	(31.7%)
State and local tax expense—net of federal benefit	1,249	0.6%	1,109	0.6%
Change in valuation allowance	(624)	(0.3%)	1,663	0.8%
Tax Credits/True-up (WOTC & Solar)	274	0.1%	(2,176)	(1.1%)
Miscellaneous	182	0.1%	161	0.1%

Total provision	$11,148	5.1%	$7,570	3.7%

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2015	December 31, 2014
Deferred Tax Liabilities:
Fixed Assets	$(17,360)	$(16,586)
Other	(221)	(269)
State Deferred Taxes	(1,523)	(1,576)

Total Deferred Tax Liabilities	(19,104)	(18,431)

Deferred Tax Assets:
Capitive Insurance Subsidiary	429	447
Accrued liabilities	2,633	1,232
Stock compensation	1,346	1,176
Solar Credit	2,167	9,342
Other	309	840
SmartStop TRS	1,085	—
State Deferred Taxes	6,016	6,260

Total Deferred Tax Assets	13,985	19,297

Valuation Allowance	(5,609)	(6,233)

Net deferred income tax liabilities	$(10,728)	$(5,367)

The state income tax net operating losses expire between 2016 and 2033. The valuation allowance is associated with the state income tax net operating losses. The solar tax credit carryforwards expire between 2030 and 2034. The tax years 2011 through 2014 remain open related to the state returns, and 2012 through 2014 for the federal returns.

21.	SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is set forth below:

	December 31, 2015	December 31, 2014
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$103,007	$85,711

Total assets
Rental operations	$5,674,030	$4,089,553
Tenant reinsurance	37,696	39,383
Property management, acquisition and development	359,681	253,051

	$6,071,407	$4,381,987

	For the Year Ended December 31,
	2015	2014	2013
Statement of Operations
Total revenues
Rental operations	$676,138	$559,868	$446,682
Tenant reinsurance	71,971	59,072	47,317
Property management, acquisition and development	34,161	28,215	26,614

	782,270	647,155	520,613

Operating expenses, including depreciation and amortization
Rental operations	328,380	279,497	229,229
Tenant reinsurance	13,033	10,427	9,022
Property management, acquisition and development	146,201	78,763	68,879

	487,614	368,687	307,130

Income (loss) from operations
Rental operations	347,758	280,371	217,453
Tenant reinsurance	58,938	48,645	38,295
Property management, acquisition and development	(112,040)	(50,548)	(42,265)

	294,656	278,468	213,483

Gain (loss) on real estate transactions and earnout from prior acquisitions
Property management, acquisition and development	1,501	(10,285)	960

Property casualty loss, net
Rental operations	—	(1,724)	—

Loss on extinguishment of debt related to portfolio acquisition
Property management, acquisition and development	—	—	(9,153)

Interest expense
Rental operations	(93,711)	(80,160)	(69,702)
Property management, acquisition and development	(1,971)	(1,170)	(1,928)

	(95,682)	(81,330)	(71,630)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(3,310)	(2,683)	(1,404)

Interest income
Tenant reinsurance	15	17	17
Property management, acquisition and development	3,446	1,590	732

	3,461	1,607	749

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	4,850	4,850	4,850

Equity in earnings of unconsolidated real estate ventures
Rental operations	12,351	10,541	11,653

Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of partners’ interests
Rental operations	2,857	4,022	46,032

Income tax (expense) benefit
Rental operations	(1,729)	(1,157)	(149)
Tenant reinsurance	(9,780)	(8,662)	(13,409)
Property management, acquisition and development	361	2,249	3,574

	(11,148)	(7,570)	(9,984)

Net income (loss)
Rental operations	267,526	213,617	205,287
Tenant reinsurance	49,173	40,000	24,903
Property management, acquisition and development	(107,163)	(57,721)	(44,634)

	$209,536	$195,896	$185,556

Depreciation and amortization expense
Rental operations	$124,415	$107,081	$89,217
Property management, acquisition and development	9,042	7,995	6,015

	$133,457	$115,076	$95,232

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(1,550,750)	$(503,538)	$(349,959)

Development and redevelopment of real estate assets
Property management, acquisition and development	$(26,931)	$(23,528)	$(6,466)

22.	COMMITMENTS AND CONTINGENCIES

The Company has operating leases on its corporate offices and owns 19 stores that are subject to leases. At December 31, 2015, future minimum rental payments under these non-cancelable operating leases were as follows (unaudited):

Less than 1 year	$5,655
Year 2	4,326
Year 3	3,479
Year 4	2,861
Year 5	2,808
Thereafter	60,797

$79,926

The monthly rental amounts for two of the ground leases include contingent rental payments based on the level of revenue achieved at the stores. The Company recorded expense of $3,858, $3,406 and $3,032 related to these ground leases in the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company currently has several legal proceedings pending against it that include causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of these litigation matters, the Company recorded a liability of $850 during the year ended December 31, 2014, which is included in other liabilities on the consolidated balance sheets.

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

23.	SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$173,154	$185,860	$197,497	$225,759
Cost of operations	97,718	104,253	100,193	185,450

Revenues less cost of operations	$75,436	$81,607	$97,304	$40,309

Net income	$58,636	$60,956	$78,200	$11,744

Net income attributable to common stockholders	$53,742	$55,339	$71,718	$8,675

Earnings per common share—basic	$0.46	$0.47	$0.58	$0.07
Earnings per common share—diluted	$0.46	$0.47	$0.58	$0.07

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$152,587	$160,724	$169,067	$164,777
Cost of operations	92,189	90,063	91,574	94,861

Revenues less cost of operations	$60,398	$70,661	$77,493	$69,916

Net income	$41,209	$46,008	$59,193	$49,486

Net income attributable to common stockholders	$37,340	$41,665	$54,228	$45,122

Earnings per common share—basic	$0.32	$0.36	$0.47	$0.39
Earnings per common share—diluted	$0.32	$0.36	$0.47	$0.39

24.	SUBSEQUENT EVENTS

Subsequent to year end the Company has purchased 16 stores for a total of $144,573. This includes the buyout of a joint venture partner’s interest in six stores at the value of the JV partner’s interest. These stores are located in Florida, Maryland, New Mexico, New York, Nevada, Tennessee and Texas.

Subsequent to year end, the Company sold 831,300 shares of common stock at an average sale price of $89.66 per share, resulting in net proceeds of $73,785.

Subsequent to year end, the Company repurchased $19,639 principal amount of the 2013 Notes and issued 130,909 shares of common stock for the value in excess of the principal amount.

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes		Gross carrying amount at December 31, 2015			Accumulated depreciation
									Land	Building and improvements	Total
08/23/2010	Auburn / Dean Rd	AL	$4,605	$324	$1,895	$135			$325	$2,029	$2,354	$336
08/23/2010	Auburn / Opelika Rd	AL	1,787	92	138	177			92	315	407	101
07/02/2012	Birmingham / Grace Baker Rd	AL	4,506	790	9,369	148			790	9,517	10,307	850
03/20/2014	Birmingham / Lorna Rd	AL	7,382	2,381	11,224	105			2,381	11,329	13,710	523
10/01/2015	Daphne	AL	—	970	4,182	28			970	4,210	5,180	27
08/31/2007	Hoover	AL	4,055	1,313	2,858	701			1,313	3,559	4,872	1,159
10/01/2015	Montgomery / Carmichael Rd	AL	4,852	540	9,048	2			540	9,050	9,590	58
10/01/2015	Montgomery / Monticello Dr	AL	—	1,280	4,056	31			1,280	4,087	5,367	26
10/01/2015	Chandler / W Chandler Blvd	AZ	—	950	3,707	16			950	3,723	4,673	24
07/25/2013	Chandler / W Elliot Rd	AZ	4,169	547	4,213	194			547	4,407	4,954	305
04/15/2015	Glendale	AZ	—	608	8,461	241			608	8,702	9,310	160
10/01/2015	Mesa / E Guadalupe Rd	AZ	—	1,350	6,290	105			1,350	6,395	7,745	41
12/27/2012	Mesa / E Southern Ave	AZ	5,435	2,973	5,545	343			2,973	5,888	8,861	482
08/18/2004	Mesa / Madero Ave	AZ	3,153	849	2,547	222			849	2,769	3,618	874
07/02/2012	Mesa / N. Alma School Rd	AZ	3,073	1,129	4,402	99			1,129	4,501	5,630	408
07/25/2013	Mesa / Southern Ave	AZ	4,113	1,453	2,897	166			1,453	3,063	4,516	207
04/01/2006	Peoria / 75th Ave	AZ	4,459	652	4,105	162			652	4,267	4,919	1,099
01/31/2011	Peoria / W Beardsley Rd	AZ	—	1,060	4,731	34			1,060	4,765	5,825	615
01/02/2007	Phoenix / E Greenway Pkwy	AZ	—	669	4,135	485			668	4,621	5,289	1,135
07/01/2005	Phoenix / East Bell Rd	AZ	—	1,441	7,982	699			1,441	8,681	10,122	2,590
10/01/2015	Phoenix / Missouri Ave	AZ	—	470	1,702	9			470	1,711	2,181	11
11/30/2012	Phoenix / N 32nd St	AZ	6,897	2,257	7,820	198			2,257	8,018	10,275	656
06/30/2006	Phoenix / N Cave Creek Rd	AZ	3,265	552	3,530	273			551	3,804	4,355	1,035
10/01/2015	Phoenix / Washington	AZ	2,995	1,200	3,767	58			1,200	3,825	5,025	24
10/01/2015	Tempe / S Priest Dr	AZ	—	850	3,283	21			850	3,304	4,154	21
10/01/2015	Tempe / W Broadway Rd	AZ	2,566	1,040	3,562	94			1,040	3,656	4,696	24
11/30/2012	Tucson	AZ	—	1,090	7,845	115			1,090	7,960	9,050	648
06/25/2007	Alameda	CA	—	2,919	12,984	2,123			2,919	15,107	18,026	4,103
08/29/2013	Alhambra	CA	—	10,109	6,065	351			10,109	6,416	16,525	400
04/25/2014	Anaheim / Old Canal Rd	CA	10,216	2,765	12,680	158			2,765	12,838	15,603	572
08/29/2013	Anaheim / S Adams St	CA	7,156	3,593	3,330	224			3,593	3,554	7,147	238
08/29/2013	Anaheim / S State College Blvd	CA	6,538	2,519	2,886	215			2,519	3,101	5,620	209
07/01/2008	Antelope	CA	4,000	1,525	8,345	(267)	(a	)	1,185	8,418	9,603	1,589
10/19/2011	Bellflower	CA	1,230	640	1,350	98			639	1,449	2,088	167
05/15/2007	Belmont	CA	—	3,500	7,280	81			3,500	7,361	10,861	1,602
06/25/2007	Berkeley	CA	20,811	1,716	19,602	1,998			1,715	21,601	23,316	5,142
10/19/2011	Bloomington / Bloomington Ave	CA	2,765	934	1,937	171			934	2,108	3,042	304
10/19/2011	Bloomington / Linden Ave	CA	—	647	1,303	186			647	1,489	2,136	205
08/29/2013	Burbank / Thornton Ave	CA	—	4,061	5,318	289			4,061	5,607	9,668	360
08/10/2000	Burbank / W Verdugo Ave	CA	13,003	3,199	5,082	2,027			3,619	6,689	10,308	2,676

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
04/08/2011	Burlingame	CA	5,213	2,211	5,829	142		2,211	5,971	8,182	753
03/14/2011	Carson	CA	—	—	9,709	102		—	9,811	9,811	1,215
06/25/2007	Castro Valley	CA	—	—	6,346	455		—	6,801	6,801	1,504
10/19/2011	Cerritos	CA	16,707	8,728	15,895	2,685		8,728	18,580	27,308	1,951
11/01/2013	Chatsworth	CA	—	9,922	7,599	408		9,922	8,007	17,929	1,317
06/01/2004	Claremont / South Mills Ave	CA	2,949	1,472	2,012	273		1,472	2,285	3,757	762
10/19/2011	Claremont / W Arrow Hwy	CA	3,415	1,375	1,434	212		1,375	1,646	3,021	206
06/25/2007	Colma	CA	23,788	3,947	22,002	2,340		3,947	24,342	28,289	6,005
09/01/2008	Compton	CA	4,572	1,426	7,582	57		1,426	7,639	9,065	1,442
08/29/2013	Concord	CA	5,226	3,082	2,822	249		3,082	3,071	6,153	194
09/21/2009	El Cajon	CA	—	1,100	6,380	108		1,100	6,488	7,588	1,050
06/25/2007	El Sobrante	CA	—	1,209	4,018	1,562		1,209	5,580	6,789	1,565
12/02/2013	Elk Grove / Power Inn Rd	CA	5,657	894	6,949	83		894	7,032	7,926	371
12/02/2013	Elk Grove / Stockton Blvd	CA	6,675	640	8,640	57		640	8,697	9,337	458
05/01/2010	Emeryville	CA	—	3,024	11,321	171		3,024	11,492	14,516	1,669
12/02/2013	Fair Oaks	CA	4,209	644	11,287	63		644	11,350	11,994	592
10/19/2011	Fontana / Baseline Ave	CA	4,774	778	4,723	134		777	4,858	5,635	569
10/19/2011	Fontana / Foothill Blvd 1	CA	—	768	4,208	226		768	4,434	5,202	513
10/19/2011	Fontana / Foothill Blvd 2	CA	—	684	3,951	241		684	4,192	4,876	486
09/15/2002	Fontana / Valley Blvd 1	CA	3,095	961	3,846	456		1,000	4,263	5,263	1,514
10/15/2003	Fontana / Valley Blvd 2	CA	5,524	1,246	3,356	515		1,300	3,817	5,117	1,240
06/01/2004	Gardena	CA	—	3,710	6,271	2,263		4,110	8,134	12,244	2,363
10/01/2015	Gilroy	CA	8,207	1,140	14,265	126		1,140	14,391	15,531	92
06/01/2004	Glendale	CA	—	—	6,084	253		—	6,337	6,337	1,984
07/02/2012	Hawaiian Gardens	CA	9,178	2,964	12,478	209		2,964	12,687	15,651	1,196
10/01/2015	Hawthorne / La Cienega Blvd	CA	11,981	2,500	18,562	75		2,500	18,637	21,137	120
06/01/2004	Hawthorne / Rosselle Ave	CA	3,743	1,532	3,871	267		1,532	4,138	5,670	1,339
06/26/2007	Hayward	CA	8,329	3,149	8,006	3,148		3,148	11,155	14,303	3,020
07/01/2005	Hemet	CA	3,085	1,146	6,369	350		1,146	6,719	7,865	1,937
10/19/2011	Hesperia	CA	—	156	430	174		156	604	760	110
07/02/2012	Hollywood	CA	9,793	4,555	10,590	112		4,555	10,702	15,257	962
08/10/2000	Inglewood	CA	5,638	1,379	3,343	974		1,530	4,166	5,696	1,805
10/19/2011	Irvine	CA	4,919	3,821	3,999	142		3,821	4,141	7,962	472
05/28/2014	La Quinta	CA	13,025	4,706	12,604	145		4,706	12,749	17,455	545
10/01/2015	Ladera Ranch	CA	—	6,440	24,500	15		6,440	24,515	30,955	157
10/19/2011	Lake Elsinore / Central Ave	CA	3,134	587	4,219	229		587	4,448	5,035	513
10/19/2011	Lake Elsinore / Collier Ave	CA	—	294	2,105	104		294	2,209	2,503	261
10/01/2015	Lake Forest	CA	17,974	15,093	18,895	37		15,093	18,932	34,025	121
10/17/2009	Lancaster / 23rd St W	CA	—	1,425	5,855	102		1,425	5,957	7,382	944
07/28/2006	Lancaster / West Ave J-8	CA	5,543	1,347	5,827	303		1,348	6,129	7,477	1,605

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
06/01/2004	Livermore	CA	—	1,134	4,615	276		1,134	4,891	6,025	1,531
10/19/2011	Long Beach / E Artesia Blvd	CA	2,659	1,772	2,539	300		1,772	2,839	4,611	332
10/01/2015	Long Beach / E Wardlow Rd	CA	13,179	6,340	17,050	23		6,340	17,073	23,413	109
11/01/2013	Long Beach / W Wardlow Rd	CA	—	5,859	4,992	45		5,859	5,037	10,896	913
03/23/2000	Los Angeles / Casitas Ave	CA	8,661	1,431	2,976	766		1,611	3,562	5,173	1,464
07/02/2012	Los Angeles / Fountain Ave	CA	4,994	3,099	4,889	104		3,099	4,993	8,092	458
12/31/2007	Los Angeles / La Cienega	CA	9,887	3,991	9,774	116		3,992	9,889	13,881	2,049
09/01/2008	Los Angeles / S Central Ave	CA	8,162	2,200	8,108	72		2,200	8,180	10,380	1,548
12/02/2013	Los Angeles / S Western Ave	CA	1,434	287	2,011	367		287	2,378	2,665	151
04/25/2014	Los Angeles / Slauson Ave	CA	7,380	2,400	8,605	305		2,401	8,909	11,310	401
07/17/2012	Los Gatos	CA	—	2,550	8,257	66		2,550	8,323	10,873	835
01/01/2004	Manteca	CA	3,574	848	2,543	196		848	2,739	3,587	882
11/01/2013	Marina Del Rey	CA	—	19,928	18,742	246		19,928	18,988	38,916	2,615
08/29/2013	Menlo Park	CA	9,562	7,675	1,812	256		7,675	2,068	9,743	136
06/01/2007	Modesto / Crows Landing	CA	3,294	909	3,043	296		909	3,339	4,248	843
08/29/2013	Modesto / Sylvan Ave	CA	4,258	1,647	4,215	201		1,647	4,416	6,063	272
07/02/2012	Moreno Valley	CA	2,048	482	3,484	47		482	3,531	4,013	322
10/01/2015	Morgan Hill	CA	7,278	1,760	11,772	59		1,760	11,831	13,591	75
11/01/2013	North Highlands	CA	—	799	2,801	97		799	2,898	3,697	469
08/29/2013	North Hollywood / Coldwater Canyon	CA	—	4,501	4,465	373		4,501	4,838	9,339	312
05/01/2006	North Hollywood / Van Owen	CA	6,659	3,125	9,257	244		3,125	9,501	12,626	2,361
08/29/2013	Northridge	CA	6,614	3,641	2,872	293		3,641	3,165	6,806	216
08/29/2013	Oakland / 29th Ave	CA	10,149	6,359	5,753	273		6,359	6,026	12,385	382
04/24/2000	Oakland / Fallon St	CA	4,104	—	3,777	1,138		—	4,915	4,915	2,053
12/02/2013	Oakland / San Leandro St	CA	7,719	1,668	7,652	286		1,668	7,938	9,606	427
07/01/2005	Oceanside / Oceanside Blvd 1	CA	—	3,241	11,361	890		3,241	12,251	15,492	3,583
12/09/2014	Oceanside / Oceanside Blvd 2	CA	6,050	4,508	4,599	49		4,508	4,648	9,156	124
11/30/2012	Orange	CA	12,124	4,847	12,341	312		4,847	12,653	17,500	1,048
12/02/2013	Oxnard	CA	8,571	5,421	6,761	331		5,421	7,092	12,513	380
08/01/2009	Pacoima	CA	2,166	3,050	7,597	101		3,050	7,698	10,748	1,262
01/01/2005	Palmdale	CA	4,602	1,225	5,379	2,233		1,225	7,612	8,837	2,151
10/19/2011	Paramount	CA	2,559	1,404	2,549	207		1,404	2,756	4,160	331
08/31/2000	Pico Rivera / Beverly Blvd	CA	—	1,150	3,450	234		1,150	3,684	4,834	1,373
03/04/2014	Pico Rivera / San Gabriel River Pkwy	CA	4,445	2,150	4,734	43		2,150	4,777	6,927	220
10/19/2011	Placentia	CA	6,647	4,798	5,483	288		4,798	5,771	10,569	658
05/24/2007	Pleasanton	CA	7,267	1,208	4,283	449		1,208	4,732	5,940	1,265
06/01/2004	Richmond / Lakeside Dr	CA	4,796	953	4,635	629		953	5,264	6,217	1,745
09/26/2013	Richmond / Meeker Ave	CA	—	3,139	7,437	225		3,139	7,662	10,801	469
08/18/2004	Riverside	CA	4,801	1,075	4,042	554		1,075	4,596	5,671	1,502
12/02/2013	Rocklin	CA	6,394	1,745	8,005	58		1,745	8,063	9,808	425

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes		Gross carrying amount at December 31, 2015			Accumulated depreciation
									Land	Building and improvements	Total
11/04/2013	Rohnert Park	CA	6,389	990	8,094	163			990	8,257	9,247	449
07/01/2005	Sacramento / Auburn Blvd	CA	—	852	4,720	750			852	5,470	6,322	1,611
03/31/2015	Sacramento / B Street	CA	7,611	1,025	11,479	429			1,025	11,908	12,933	241
10/01/2010	Sacramento / Franklin Blvd	CA	2,988	1,738	5,522	118			1,844	5,534	7,378	767
12/31/2007	Sacramento / Stockton Blvd	CA	2,836	952	6,936	462			1,075	7,275	8,350	998
06/01/2006	San Bernardino / Sterling Ave.	CA	—	750	5,135	160			750	5,295	6,045	1,259
06/01/2004	San Bernardino / W Club Center Dr	CA	—	1,213	3,061	138			1,173	3,239	4,412	1,026
08/29/2013	San Diego / Cedar St	CA	13,188	5,919	6,729	448			5,919	7,177	13,096	443
12/11/2015	San Diego / Del Sol Blvd	CA	—	2,679	7,029	5			2,679	7,034	9,713	—
10/19/2011	San Dimas	CA	5,318	1,867	6,354	266			1,867	6,620	8,487	752
08/29/2013	San Francisco / Egbert Ave	CA	10,636	5,098	4,054	261			5,098	4,315	9,413	275
06/14/2007	San Francisco / Folsom	CA	18,102	8,457	9,928	1,837			8,457	11,765	20,222	3,124
10/01/2015	San Francisco / Otis Street	CA	—	5,460	18,741	101			5,460	18,842	24,302	121
07/26/2012	San Jose / Charter Park Dr	CA	4,652	2,428	2,323	260			2,428	2,583	5,011	272
09/01/2009	San Jose / N 10th St	CA	10,784	5,340	6,821	287			5,340	7,108	12,448	1,142
08/01/2007	San Leandro / Doolittle Dr	CA	15,102	4,601	9,777	3,422			4,601	13,199	17,800	3,345
10/01/2010	San Leandro / Washington Ave	CA	—	3,343	6,630	(4)	(f	)	3,291	6,678	9,969	913
10/01/2015	San Lorenzo	CA	—	—	8,784	108			—	8,892	8,892	57
08/29/2013	San Ramon	CA	—	4,819	5,819	272			4,819	6,091	10,910	375
08/29/2013	Santa Ana	CA	4,139	3,485	2,382	233			3,485	2,615	6,100	179
07/30/2009	Santa Clara	CA	7,914	4,750	8,218	34			4,750	8,252	13,002	1,343
07/02/2012	Santa Cruz	CA	8,357	1,588	11,160	123			1,588	11,283	12,871	1,010
10/04/2007	Santa Fe Springs	CA	6,334	3,617	7,022	368			3,617	7,390	11,007	1,712
10/19/2011	Santa Maria / Farnel Rd	CA	2,908	1,556	2,740	462			1,556	3,202	4,758	389
10/19/2011	Santa Maria / Skyway Dr	CA	3,141	1,310	3,526	109			1,309	3,636	4,945	412
08/31/2004	Sherman Oaks	CA	16,279	4,051	12,152	603			4,051	12,755	16,806	3,763
08/29/2013	Stanton	CA	6,895	5,022	2,267	220			5,022	2,487	7,509	179
05/19/2002	Stockton / Jamestown	CA	2,364	649	3,272	243			649	3,515	4,164	1,273
12/02/2013	Stockton / Pacific Ave	CA	—	3,619	2,443	82			3,619	2,525	6,144	139
04/25/2014	Sunland	CA	4,968	1,688	6,381	71			1,688	6,452	8,140	289
08/29/2013	Sunnyvale	CA	—	10,732	5,004	243			10,732	5,247	15,979	327
05/02/2008	Sylmar	CA	6,278	3,058	4,671	277			3,058	4,948	8,006	1,112
02/28/2013	Thousand Oaks	CA	10,883	4,500	8,834	(964)	(d	)	3,500	8,870	12,370	123
07/15/2003	Tracy / E 11th St 1	CA	5,260	778	2,638	789			911	3,294	4,205	1,093
04/01/2004	Tracy / E 11th St 2	CA	3,035	946	1,937	303			946	2,240	3,186	815
06/25/2007	Vallejo / Sonoma Blvd	CA	2,847	1,177	2,157	1,077			1,177	3,234	4,411	1,065
10/01/2015	Vallejo / Tennessee St	CA	8,596	2,640	13,870	123			2,640	13,993	16,633	89
08/29/2013	Van Nuys	CA	—	7,939	2,576	343			7,939	2,919	10,858	206
08/31/2004	Venice	CA	—	2,803	8,410	(3,057)	(b	)	2,803	5,353	8,156	1,443
08/29/2013	Ventura	CA	—	3,453	2,837	223			3,453	3,060	6,513	209

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
10/19/2011	Victorville	CA	—	151	751	161		151	912	1,063	131
07/01/2005	Watsonville	CA	—	1,699	3,056	299		1,699	3,355	5,054	998
09/01/2009	West Sacramento	CA	—	2,400	7,425	111		2,400	7,536	9,936	1,232
06/19/2002	Whittier	CA	3,257	—	2,985	205		—	3,190	3,190	1,140
08/29/2013	Wilmington	CA	—	6,792	10,726	25		6,792	10,751	17,543	636
09/15/2000	Arvada	CO	1,753	286	1,521	703		286	2,224	2,510	1,097
05/25/2011	Castle Rock / Industrial Way 1	CO	1,027	407	3,077	260		407	3,337	3,744	429
07/23/2015	Castle Rock / Industrial Way 2	CO	—	531	—	—		531	—	531	—
06/10/2011	Colorado Springs / Austin Bluffs Pkwy	CO	1,667	296	4,199	270		296	4,469	4,765	592
08/31/2007	Colorado Springs / Dublin Blvd	CO	3,698	781	3,400	281		781	3,681	4,462	901
11/25/2008	Colorado Springs / S 8th St	CO	3,875	1,525	4,310	418		1,525	4,728	6,253	957
10/24/2014	Colorado Springs / Stetson Hills Blvd	CO	3,979	2,077	4,087	264		2,077	4,351	6,428	144
09/15/2000	Denver / E 40th Ave	CO	2,482	602	2,052	1,527		745	3,436	4,181	1,396
07/01/2005	Denver / W 96th Ave	CO	3,537	368	1,574	287		368	1,861	2,229	616
07/18/2012	Fort Carson	CO	—	—	6,945	112		—	7,057	7,057	641
09/01/2006	Parker	CO	4,531	800	4,549	816		800	5,365	6,165	1,512
09/15/2000	Thornton	CO	2,718	212	2,044	1,151		248	3,159	3,407	1,414
09/15/2000	Westminster	CO	2,051	291	1,586	1,201		299	2,779	3,078	1,361
03/17/2014	Bridgeport	CT	—	1,072	14,028	132		1,072	14,160	15,232	654
07/02/2012	Brookfield	CT	5,010	991	7,891	126		991	8,017	9,008	740
01/15/2004	Groton	CT	5,112	1,277	3,992	444		1,276	4,437	5,713	1,550
12/31/2007	Middletown	CT	2,722	932	2,810	194		932	3,004	3,936	665
11/04/2013	Newington	CT	2,328	1,363	2,978	609		1,363	3,587	4,950	208
08/16/2002	Wethersfield	CT	6,667	709	4,205	228		709	4,433	5,142	1,576
11/19/2015	Apopka / Park Ave	FL	—	613	5,228	—		613	5,228	5,841	—
11/19/2015	Apopka / Semoran Blvd	FL	—	888	5,737	6		888	5,743	6,631	—
05/02/2012	Auburndale	FL	1,244	470	1,076	152		470	1,228	1,698	139
07/15/2009	Bonita Springs	FL	—	2,198	8,215	127		2,198	8,342	10,540	1,351
12/23/2014	Bradenton	FL	—	1,333	3,677	565		1,333	4,242	5,575	114
11/30/2012	Brandon	FL	4,537	1,327	5,656	174		1,327	5,830	7,157	489
06/19/2008	Coral Springs	FL	6,109	3,638	6,590	278		3,638	6,868	10,506	1,468
10/01/2015	Davie	FL	7,907	4,890	11,679	91		4,890	11,770	16,660	76
01/06/2006	Deland	FL	2,736	1,318	3,971	348		1,318	4,319	5,637	1,172
11/30/2012	Fort Lauderdale / Commercial Blvd	FL	5,015	1,576	5,397	329		1,576	5,726	7,302	483
08/26/2004	Fort Lauderdale / NW 31st Ave	FL	7,348	1,587	4,205	385		1,587	4,590	6,177	1,465
05/04/2011	Fort Lauderdale / S State Rd 7	FL	6,963	2,750	7,002	561		2,750	7,563	10,313	955
08/26/2004	Fort Myers / Cypress Lake Dr	FL	6,023	1,691	4,711	359		1,691	5,070	6,761	1,579
07/01/2005	Fort Myers / San Carlos Blvd	FL	—	1,985	4,983	615		1,985	5,598	7,583	1,675
03/08/2005	Greenacres	FL	2,535	1,463	3,244	153		1,463	3,397	4,860	1,019
10/01/2015	Gulf Breeze / Gulf Breeze Pkwy	FL	2,900	620	2,886	14		620	2,900	3,520	18

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes		Gross carrying amount at December 31, 2015			Accumulated depreciation
									Land	Building and improvements	Total
10/01/2015	Gulf Breeze / McClure Dr	FL	6,170	660	12,590	14			660	12,604	13,264	81
01/01/2010	Hialeah / E 65th Street	FL	5,838	1,750	7,150	111			1,750	7,261	9,011	1,129
08/01/2008	Hialeah / Okeechobee Rd	FL	—	2,800	7,588	126			2,800	7,714	10,514	1,489
09/01/2010	Hialeah / W 84th St	FL	5,838	1,678	6,807	81			1,678	6,888	8,566	945
11/20/2007	Hollywood	FL	6,616	3,214	8,689	366			3,214	9,055	12,269	2,017
10/01/2015	Jacksonville / Monument Rd	FL	5,571	490	10,708	77			490	10,785	11,275	70
10/01/2015	Jacksonville / Timuquana Rd	FL	4,600	1,000	3,744	140			1,000	3,884	4,884	26
12/28/2012	Kenneth City	FL	2,245	805	3,345	58			805	3,403	4,208	274
05/02/2012	Lakeland / Harden Blvd	FL	3,767	593	4,701	209			593	4,910	5,503	518
05/02/2012	Lakeland / South Florida Ave	FL	5,412	871	6,905	248			871	7,153	8,024	704
09/03/2014	Lakeland / US Hwy 98	FL	—	529	3,604	104			529	3,708	4,237	132
12/27/2012	Land O Lakes	FL	6,333	798	4,490	2			799	4,491	5,290	377
08/26/2004	Madeira Beach	FL	3,473	1,686	5,163	298			1,686	5,461	7,147	1,669
08/10/2000	Margate	FL	3,234	430	3,139	1,495			469	4,595	5,064	1,579
07/02/2012	Miami / Coral Way	FL	7,892	3,257	9,713	179			3,257	9,892	13,149	907
10/25/2011	Miami / Hammocks Blvd	FL	6,324	521	5,198	133			521	5,331	5,852	631
08/10/2000	Miami / NW 12th St	FL	7,629	1,325	4,395	2,103			1,419	6,404	7,823	2,194
07/02/2012	Miami / NW 2nd Ave	FL	5,559	1,979	6,513	191			1,979	6,704	8,683	630
02/04/2011	Miami / SW 147th Ave	FL	—	2,375	5,543	111			2,374	5,655	8,029	666
05/31/2007	Miami / SW 186th St	FL	4,312	1,238	7,597	368			1,238	7,965	9,203	1,897
11/08/2013	Miami / SW 68th Ave	FL	9,887	3,305	11,997	53			3,305	12,050	15,355	659
08/10/2000	Miami / SW 72nd Street	FL	7,730	5,315	4,305	2,113			5,859	5,874	11,733	2,086
11/30/2009	Miami Gardens	FL	6,660	4,798	9,475	136			4,798	9,611	14,409	1,515
06/18/2015	Naples / Goodlette Road	FL	—	—	17,220	70			—	17,290	17,290	221
11/01/2013	Naples / Old US 41	FL	—	1,990	4,887	419			1,990	5,306	7,296	652
11/08/2013	Naranja	FL	8,429	603	11,223	104			603	11,327	11,930	620
08/10/2000	North Lauderdale	FL	4,016	428	3,516	1,015			459	4,500	4,959	2,010
06/01/2004	North Miami	FL	8,429	1,256	6,535	634			1,256	7,169	8,425	2,345
10/01/2015	Oakland Park	FL	9,764	2,030	19,241	126			2,030	19,367	21,397	125
03/08/2005	Ocoee	FL	2,982	872	3,642	328			872	3,970	4,842	1,205
11/19/2015	Orlando / Hoffner Ave	FL	—	512	6,697	—			512	6,697	7,209	—
03/08/2005	Orlando / Hunters Creek	FL	9,760	2,233	9,223	515			2,233	9,738	11,971	2,888
08/26/2004	Orlando / LB McLeod Rd	FL	8,454	1,216	5,008	482			1,216	5,490	6,706	1,724
06/17/2015	Orlando / Lee Rd	FL	—	535	5,364	2			535	5,366	5,901	64
03/08/2005	Orlando / Metrowest	FL	5,566	1,474	6,101	304			1,474	6,405	7,879	1,897
07/15/2010	Orlando / Orange Blossom Trail	FL	—	625	2,133	88			625	2,221	2,846	351
03/08/2005	Orlando / Waterford Lakes	FL	3,603	1,166	4,816	1,301			1,166	6,117	7,283	1,733
11/07/2013	Palm Springs	FL	—	2,108	8,028	159			2,108	8,187	10,295	468
05/31/2013	Plantation	FL	—	3,850	—	(1,504)	(d	)	2,346	—	2,346	—
08/26/2004	Port Charlotte	FL	—	1,389	4,632	267			1,389	4,899	6,288	1,497

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
08/26/2004	Riverview	FL	4,595	654	2,953	311		654	3,264	3,918	1,030
11/30/2012	Sarasota / Clark Rd	FL	7,803	4,666	9,016	287		4,666	9,303	13,969	777
12/23/2014	Sarasota / Washington Blvd	FL	—	1,192	2,919	29		1,192	2,948	4,140	78
12/03/2012	Seminole	FL	2,324	1,133	3,017	188		1,133	3,205	4,338	271
12/23/2014	South Pasadena	FL	9,420	8,890	10,106	96		8,890	10,202	19,092	273
04/15/2014	Stuart / Gran Park Way	FL	6,895	1,640	8,358	143		1,640	8,501	10,141	391
10/01/2015	Stuart / Kanner Hwy	FL	—	1,250	5,007	76		1,250	5,083	6,333	33
10/01/2015	Stuart / NW Federal Hwy 1	FL	—	760	3,125	83		760	3,208	3,968	21
10/01/2015	Tallahassee	FL	9,225	1,460	21,471	—		1,460	21,471	22,931	138
11/01/2013	Tamiami	FL	—	5,042	7,164	329		5,042	7,493	12,535	1,014
11/22/2006	Tampa / Cypress St	FL	3,523	883	3,533	160		881	3,695	4,576	928
03/27/2007	Tampa / W Cleveland St	FL	3,551	1,425	4,766	316		1,425	5,082	6,507	1,307
12/23/2014	Tampa / W Hillsborough Ave	FL	2,374	1,086	2,937	385		1,086	3,322	4,408	87
08/26/2004	Valrico	FL	4,358	1,197	4,411	284		1,197	4,695	5,892	1,475
01/13/2006	Venice	FL	6,714	1,969	5,903	320		1,970	6,222	8,192	1,748
08/10/2000	West Palm Beach / Forest Hill Bl	FL	—	1,164	2,511	733		1,246	3,162	4,408	1,340
08/10/2000	West Palm Beach / N Military Trail 1	FL	4,415	1,312	2,511	953		1,416	3,360	4,776	1,436
11/01/2013	West Palm Beach / N Military Trail 2	FL	—	1,595	2,833	105		1,595	2,938	4,533	429
12/01/2011	West Palm Beach / S Military Trail	FL	3,340	1,729	4,058	102		1,730	4,159	5,889	463
07/01/2005	West Palm Beach / Southern Blvd	FL	—	1,752	4,909	450		1,752	5,359	7,111	1,696
10/01/2015	Weston	FL	7,009	1,680	11,342	89		1,680	11,431	13,111	74
08/26/2004	Alpharetta / Holcomb Bridge Rd	GA	—	1,973	1,587	295		1,973	1,882	3,855	623
10/01/2015	Alpharetta / Jones Bridge Rd	GA	5,781	1,420	8,902	28		1,420	8,930	10,350	57
08/08/2006	Alpharetta / North Main St	GA	5,075	1,893	3,161	191		1,894	3,351	5,245	884
08/06/2014	Atlanta / Chattahoochee Ave	GA	—	1,132	10,080	103		1,132	10,183	11,315	368
08/26/2004	Atlanta / Cheshire Bridge Rd NE	GA	11,791	3,737	8,333	726		3,738	9,058	12,796	2,763
10/22/2014	Atlanta / Edgewood Ave SE	GA	7,699	588	10,295	59		588	10,354	10,942	320
04/03/2014	Atlanta / Mt Vernon Hwy	GA	—	2,961	19,819	94		2,961	19,913	22,874	877
08/26/2004	Atlanta / Roswell Rd	GA	—	1,665	2,028	292		1,665	2,320	3,985	762
02/28/2005	Atlanta / Virginia Ave	GA	6,294	3,319	8,325	729		3,319	9,054	12,373	2,706
11/04/2013	Augusta	GA	2,025	710	2,299	85		710	2,384	3,094	133
10/01/2015	Austell	GA	3,325	540	6,550	32		540	6,582	7,122	42
10/01/2015	Buford	GA	—	500	5,484	23		500	5,507	6,007	35
05/07/2015	Dacula / Auburn Rd	GA	4,468	2,087	4,295	136		2,087	4,431	6,518	56
01/17/2006	Dacula / Braselton Hwy	GA	3,670	1,993	3,001	180		1,993	3,181	5,174	863
06/17/2010	Douglasville	GA	—	1,209	719	398		1,209	1,117	2,326	241
10/01/2015	Duluth / Berkeley Lake Rd	GA	4,014	1,350	5,718	31		1,350	5,749	7,099	37
10/01/2015	Duluth / Breckinridge Blvd	GA	3,834	1,160	6,336	63		1,160	6,399	7,559	41
10/01/2015	Duluth / Peachtree Industrial Blvd	GA	4,163	440	7,516	26		440	7,542	7,982	48
11/30/2012	Eastpoint	GA	5,497	1,718	6,388	171		1,718	6,559	8,277	540

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
10/01/2015	Ellenwood	GA	2,666	260	3,992	26		260	4,018	4,278	26
06/14/2007	Johns Creek	GA	3,373	1,454	4,151	177		1,454	4,328	5,782	1,000
10/01/2015	Jonesboro	GA	—	540	6,174	14		540	6,188	6,728	40
06/17/2010	Kennesaw / Cobb Parkway NW	GA	—	673	1,151	195		673	1,346	2,019	237
10/01/2015	Kennesaw / George Busbee Pkwy	GA	4,702	500	9,126	—		500	9,126	9,626	59
11/04/2013	Lawrenceville / Hurricane Shoals Rd	GA	3,335	2,117	2,784	291		2,117	3,075	5,192	191
10/01/2015	Lawrenceville / Lawrenceville Hwy 1	GA	—	730	3,058	27		730	3,085	3,815	20
10/01/2015	Lawrenceville / Lawrenceville Hwy 2	GA	3,025	1,510	4,674	31		1,510	4,705	6,215	30
10/01/2015	Lawrenceville / Old Norcross Rd	GA	—	870	3,705	—		870	3,705	4,575	24
11/12/2009	Lithonia	GA	—	1,958	3,645	137		1,958	3,782	5,740	625
10/01/2015	Marietta / Austell Rd SW	GA	—	1,070	3,560	11		1,070	3,571	4,641	23
06/17/2010	Marietta / Cobb Parkway N	GA	—	887	2,617	332		887	2,949	3,836	488
10/01/2015	Marietta / Powers Ferry Rd	GA	5,421	430	9,242	24		430	9,266	9,696	59
10/01/2015	Marietta / West Oak Pkwy	GA	4,343	500	6,395	21		500	6,416	6,916	41
10/01/2015	Peachtree City	GA	—	1,080	8,628	12		1,080	8,640	9,720	55
04/24/2015	Powder Springs	GA	4,595	370	6,014	61		370	6,075	6,445	78
10/01/2015	Sandy Springs	GA	6,919	1,740	11,439	23		1,740	11,462	13,202	73
10/01/2015	Savannah / King George Blvd 1	GA	2,935	390	4,889	17		390	4,906	5,296	31
10/01/2015	Savannah / King George Blvd 2	GA	—	390	3,370	18		390	3,388	3,778	22
10/01/2015	Sharpsburg	GA	4,852	360	8,455	21		360	8,476	8,836	54
10/01/2015	Smyrna	GA	4,553	1,360	7,002	35		1,360	7,037	8,397	45
08/26/2004	Snellville	GA	—	2,691	4,026	330		2,691	4,356	7,047	1,384
08/26/2004	Stone Mountain / Annistown Rd	GA	2,784	1,817	4,382	328		1,817	4,710	6,527	1,464
07/01/2005	Stone Mountain / S Hairston Rd	GA	2,518	925	3,505	407		925	3,912	4,837	1,157
06/14/2007	Sugar Hill / Nelson Brogdon Blvd 1	GA	—	1,371	2,547	223		1,371	2,770	4,141	684
06/14/2007	Sugar Hill / Nelson Brogdon Blvd 2	GA	—	1,368	2,540	270		1,367	2,811	4,178	689
10/15/2013	Tucker	GA	5,848	1,773	10,456	67		1,773	10,523	12,296	598
10/01/2015	Wilmington Island	GA	5,571	760	9,423	32		760	9,455	10,215	60
05/03/2013	Honolulu	HI	17,382	4,674	18,350	183		4,674	18,533	23,207	1,257
06/25/2007	Kahului	HI	—	3,984	15,044	917		3,984	15,961	19,945	3,724
06/25/2007	Kapolei / Farrington Hwy 1	HI	9,289	—	24,701	564		—	25,265	25,265	5,686
12/06/2013	Kapolei / Farrington Hwy 2	HI	7,137	—	7,776	63		—	7,839	7,839	412
05/03/2013	Wahiawa	HI	3,553	1,317	2,626	120		1,317	2,746	4,063	194
11/04/2013	Bedford Park	IL	2,469	922	3,289	351		922	3,640	4,562	209
06/08/2015	Berwyn	IL	—	965	9,085	145		965	9,230	10,195	119
11/04/2013	Chicago / 60th St	IL	4,910	1,363	5,850	149		1,363	5,999	7,362	336
11/04/2013	Chicago / 87th St	IL	5,846	2,881	6,324	95		2,881	6,419	9,300	349
10/01/2015	Chicago / 95th St	IL	—	750	7,828	97		750	7,925	8,675	51
02/13/2013	Chicago / Montrose	IL	8,276	1,318	9,485	66		1,318	9,551	10,869	718
11/04/2013	Chicago / Pulaski Rd	IL	3,615	1,143	6,138	308		1,143	6,446	7,589	352

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes		Gross carrying amount at December 31, 2015			Accumulated depreciation
									Land	Building and improvements	Total
07/01/2005	Chicago / South Wabash	IL	—	621	3,428	2,226			621	5,654	6,275	1,618
11/10/2004	Chicago / Stony Island	IL	—	1,925	—	—			1,925	—	1,925	—
07/01/2005	Chicago / West Addison	IL	5,433	449	2,471	804			449	3,275	3,724	1,122
07/01/2005	Chicago / West Harrison	IL	4,477	472	2,582	2,820			472	5,402	5,874	1,186
10/01/2015	Chicago / Western Ave	IL	—	670	4,718	101			670	4,819	5,489	32
10/01/2015	Cicero / Ogden Ave	IL	—	1,590	9,371	68			1,590	9,439	11,029	61
10/01/2015	Cicero / Roosevelt Rd	IL	—	910	3,224	80			910	3,304	4,214	21
07/15/2003	Crest Hill	IL	2,340	847	2,946	812			968	3,637	4,605	1,187
10/01/2007	Gurnee	IL	—	1,374	8,296	128			1,374	8,424	9,798	1,803
12/01/2011	Highland Park	IL	11,852	5,798	6,016	105			5,798	6,121	11,919	667
11/04/2013	Lincolnshire	IL	3,585	1,438	5,128	34			1,438	5,162	6,600	281
12/01/2008	Naperville / Ogden Avenue	IL	—	2,800	7,355	(711)	(d	)	1,950	7,494	9,444	1,385
12/01/2011	Naperville / State Route 59	IL	4,734	1,860	5,793	108			1,860	5,901	7,761	636
05/03/2008	North Aurora	IL	2,409	600	5,833	143			600	5,976	6,576	1,210
07/02/2012	Skokie	IL	3,857	1,119	7,502	208			1,119	7,710	8,829	710
10/15/2002	South Holland	IL	2,382	839	2,879	374			865	3,227	4,092	1,147
08/01/2008	Tinley Park	IL	—	1,823	4,794	993			1,548	6,062	7,610	985
10/10/2008	Carmel	IN	4,929	1,169	4,393	284			1,169	4,677	5,846	985
06/27/2011	Connersville	IN	1,097	472	315	120			472	435	907	82
10/31/2008	Ft Wayne	IN	—	1,899	3,292	293			1,899	3,585	5,484	789
10/10/2008	Indianapolis / Dandy Trail-Windham Lake Dr	IN	5,537	850	4,545	409			850	4,954	5,804	1,105
08/31/2007	Indianapolis / E 65th St	IN	—	588	3,457	335			588	3,792	4,380	965
11/30/2012	Indianapolis / E 86th St	IN	1,060	646	1,294	164			646	1,458	2,104	144
10/10/2008	Indianapolis / Southport Rd-Kildeer Dr	IN	—	426	2,903	389			426	3,292	3,718	748
10/10/2008	Mishawaka	IN	4,862	630	3,349	299			630	3,648	4,278	798
06/27/2011	Richmond	IN	—	723	482	438			723	920	1,643	155
04/13/2006	Wichita	KS	2,045	366	1,897	433			366	2,330	2,696	745
06/27/2011	Covington	KY	1,951	839	2,543	146			839	2,689	3,528	358
10/01/2015	Crescent Springs	KY	—	120	5,313	5			120	5,318	5,438	34
10/01/2015	Erlanger	KY	3,731	220	7,132	10			220	7,142	7,362	46
10/01/2015	Florence / Centennial Circle	KY	—	240	8,234	7			240	8,241	8,481	53
10/01/2015	Florence / Steilen Dr	KY	6,181	540	13,616	2			540	13,618	14,158	87
07/01/2005	Louisville / Bardstown Rd	KY	—	586	3,244	402			586	3,646	4,232	1,137
07/01/2005	Louisville / Warwick Ave	KY	4,137	1,217	4,611	214			1,217	4,825	6,042	1,417
12/01/2005	Louisville / Wattbourne Ln	KY	4,612	892	2,677	266			892	2,943	3,835	823
10/01/2015	Walton	KY	—	290	6,245	13			290	6,258	6,548	40
08/26/2004	Metairie	LA	3,688	2,056	4,216	314			2,056	4,530	6,586	1,362
08/26/2004	New Orleans	LA	5,213	4,058	4,325	703			4,059	5,027	9,086	1,652
06/01/2003	Ashland	MA	5,643	474	3,324	370			474	3,694	4,168	1,454

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
05/01/2004	Auburn	MA	—	918	3,728	365		919	4,092	5,011	1,667
11/04/2013	Billerica	MA	8,008	3,023	6,697	192		3,023	6,889	9,912	384
05/01/2004	Brockton / Centre St / Rte 123	MA	—	647	2,762	193		647	2,955	3,602	1,140
11/04/2013	Brockton / Oak St	MA	5,029	829	6,195	479		829	6,674	7,503	384
11/09/2012	Danvers	MA	7,662	3,115	5,736	188		3,115	5,924	9,039	487
02/06/2004	Dedham / Allied Dr	MA	—	2,443	7,328	1,411		2,443	8,739	11,182	2,949
03/04/2002	Dedham / Milton St	MA	5,935	2,127	3,041	935		2,127	3,976	6,103	1,540
05/13/2015	Dedham / Providence Highway	MA	—	1,625	10,875	9		1,625	10,884	12,509	139
02/06/2004	East Somerville	MA	—	—	—	159		—	159	159	120
07/01/2005	Everett	MA	—	692	2,129	1,092		692	3,221	3,913	1,069
05/01/2004	Foxboro	MA	—	759	4,158	479		759	4,637	5,396	2,031
07/02/2012	Framingham	MA	—	—	—	47		—	47	47	14
05/01/2004	Hudson	MA	3,287	806	3,122	471		806	3,593	4,399	1,590
12/31/2007	Jamaica Plain	MA	9,245	3,285	11,275	637		3,285	11,912	15,197	2,526
10/18/2002	Kingston	MA	5,351	555	2,491	215		555	2,706	3,261	1,078
06/22/2001	Lynn	MA	—	1,703	3,237	438		1,703	3,675	5,378	1,490
03/31/2004	Marshfield	MA	4,533	1,039	4,155	270		1,026	4,438	5,464	1,414
11/14/2002	Milton	MA	—	2,838	3,979	6,656		2,838	10,635	13,473	2,774
11/04/2013	North Andover	MA	3,679	773	4,120	126		773	4,246	5,019	240
10/15/1999	North Oxford	MA	3,780	482	1,762	515		527	2,232	2,759	993
02/28/2001	Northborough	MA	4,489	280	2,715	571		280	3,286	3,566	1,445
08/15/1999	Norwood	MA	6,523	2,160	2,336	1,824		2,221	4,099	6,320	1,570
07/01/2005	Plainville	MA	4,913	2,223	4,430	461		2,223	4,891	7,114	1,728
02/06/2004	Quincy	MA	6,910	1,359	4,078	426		1,360	4,503	5,863	1,451
05/15/2000	Raynham	MA	—	588	2,270	762		670	2,950	3,620	1,200
12/01/2011	Revere	MA	4,821	2,275	6,935	183		2,275	7,118	9,393	774
06/01/2003	Saugus	MA	9,142	1,725	5,514	581		1,725	6,095	7,820	2,207
06/15/2001	Somerville	MA	11,664	1,728	6,570	939		1,731	7,506	9,237	2,757
07/01/2005	Stoneham	MA	5,826	944	5,241	187		944	5,428	6,372	1,568
05/01/2004	Stoughton	MA	—	1,754	2,769	323		1,755	3,091	4,846	1,315
07/02/2012	Tyngsboro	MA	3,403	1,843	5,004	71		1,843	5,075	6,918	463
02/06/2004	Waltham	MA	5,095	3,770	11,310	1,120		3,770	12,430	16,200	3,984
09/14/2000	Weymouth	MA	—	2,806	3,129	231		2,806	3,360	6,166	1,424
02/06/2004	Woburn	MA	—	—	—	283		—	283	283	146
12/01/2006	Worcester / Ararat St	MA	3,989	1,350	4,433	182		1,350	4,615	5,965	1,129
05/01/2004	Worcester / Millbury St	MA	4,383	896	4,377	3,206		896	7,583	8,479	2,754
08/31/2007	Annapolis / Renard Ct / Annex	MD	15,544	1,375	8,896	341		1,376	9,236	10,612	2,153
04/17/2007	Annapolis / Trout Rd	MD	6,291	5,248	7,247	219		5,247	7,467	12,714	1,755
07/01/2005	Arnold	MD	8,835	2,558	9,446	500		2,558	9,946	12,504	2,844
05/31/2012	Baltimore / Eastern Ave 1	MD	4,434	1,185	5,051	166		1,185	5,217	6,402	502

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes		Gross carrying amount at December 31, 2015			Accumulated depreciation
									Land	Building and improvements	Total
02/13/2013	Baltimore / Eastern Ave 2	MD	6,997	1,266	10,789	134			1,266	10,923	12,189	821
11/01/2008	Baltimore / Moravia Rd	MD	4,360	800	5,955	160			800	6,115	6,915	1,163
06/01/2010	Baltimore / N Howard St	MD	—	1,900	5,277	155			1,900	5,432	7,332	807
07/01/2005	Bethesda	MD	11,900	3,671	18,331	1,347			3,671	19,678	23,349	6,084
10/20/2010	Capitol Heights	MD	8,105	1,461	9,866	244			1,461	10,110	11,571	1,429
03/07/2012	Cockeysville	MD	3,743	465	5,600	304			465	5,904	6,369	624
07/01/2005	Columbia	MD	7,810	1,736	9,632	377			1,736	10,009	11,745	2,819
12/02/2005	Edgewood / Pulaski Hwy 1	MD	—	1,000	—	(575)	(d	)	425	—	425	—
09/10/2015	Edgewood / Pulaski Hwy 2	MD	—	794	5,178	97			794	5,275	6,069	45
01/11/2007	Ft. Washington	MD	8,848	4,920	9,174	231			4,920	9,405	14,325	2,252
07/02/2012	Gambrills	MD	4,758	1,905	7,104	207			1,905	7,311	9,216	652
07/08/2011	Glen Burnie	MD	11,247	1,303	4,218	347			1,303	4,565	5,868	623
06/10/2013	Hanover	MD	—	2,160	11,340	67			2,160	11,407	13,567	750
02/06/2004	Lanham	MD	11,753	3,346	10,079	706			2,618	11,513	14,131	3,797
12/27/2007	Laurel	MD	5,849	3,000	5,930	197			3,000	6,127	9,127	1,325
12/27/2012	Lexington Park	MD	—	4,314	8,412	160			4,314	8,572	12,886	688
09/17/2008	Pasadena / Fort Smallwood Rd	MD	10,025	1,869	3,056	706			1,869	3,762	5,631	966
03/24/2011	Pasadena / Mountain Rd	MD	—	3,500	7,407	155			3,500	7,562	11,062	911
08/01/2011	Randallstown	MD	4,450	764	6,331	314			764	6,645	7,409	809
09/01/2006	Rockville	MD	12,011	4,596	11,328	392			4,596	11,720	16,316	2,890
07/01/2005	Towson / East Joppa Rd 1	MD	3,810	861	4,742	249			861	4,991	5,852	1,472
07/02/2012	Towson / East Joppa Rd 2	MD	6,018	1,094	9,598	156			1,094	9,754	10,848	882
07/02/2012	Belleville	MI	3,763	954	4,984	116			954	5,100	6,054	464
07/01/2005	Grandville	MI	—	726	1,298	432			726	1,730	2,456	641
07/01/2005	Mt Clemens	MI	—	798	1,796	517			798	2,313	3,111	739
08/31/2007	Florissant	MO	3,311	1,241	4,648	346			1,241	4,994	6,235	1,254
07/01/2005	Grandview	MO	—	612	1,770	417			612	2,187	2,799	784
06/01/2000	St Louis / Forest Park	MO	2,479	156	1,313	634			173	1,930	2,103	899
08/31/2007	St Louis / Gravois Rd	MO	2,607	676	3,551	351			676	3,902	4,578	994
06/01/2000	St Louis / Halls Ferry Rd	MO	2,507	631	2,159	691			690	2,791	3,481	1,178
08/31/2007	St Louis / Old Tesson Rd	MO	6,397	1,444	4,162	366			1,444	4,528	5,972	1,139
10/01/2015	Biloxi	MS	—	770	3,947	24			770	3,971	4,741	25
10/01/2015	Canton	MS	—	1,240	7,767	9			1,240	7,776	9,016	50
10/01/2015	Ridgeland	MS	—	410	9,135	32			410	9,167	9,577	59
10/15/2013	Cary	NC	4,229	3,614	1,788	13			3,614	1,801	5,415	102
05/05/2015	Charlotte / Monroe Rd	NC	—	4,050	6,867	136			4,050	7,003	11,053	90
12/08/2015	Charlotte / S Tryon St	NC	—	1,372	3,931	1			1,372	3,932	5,304	—
06/19/2015	Charlotte / Wendover Rd	NC	—	1,408	5,461	55			1,408	5,516	6,924	71
10/01/2015	Concord	NC	—	770	4,873	27			770	4,900	5,670	31
12/11/2014	Greensboro / High Point Rd	NC	3,712	1,069	4,199	70			1,069	4,269	5,338	113

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes		Gross carrying amount at December 31, 2015			Accumulated depreciation
									Land	Building and improvements	Total
12/11/2014	Greensboro / Lawndale Drive	NC	6,502	3,725	7,036	112			3,723	7,150	10,873	189
10/01/2015	Hickory	NC	—	400	5,844	18			400	5,862	6,262	37
12/11/2014	Hickory	NC	3,329	875	5,418	60			875	5,478	6,353	146
10/01/2015	Morganton	NC	—	600	5,724	22			600	5,746	6,346	37
06/18/2014	Raleigh	NC	—	2,940	4,265	72			2,940	4,337	7,277	174
12/11/2014	Winston-Salem / Peters Creek Pkwy	NC	3,011	1,548	3,495	97			1,548	3,592	5,140	95
12/11/2014	Winston-Salem / University Pkwy	NC	4,266	1,131	5,084	66			1,131	5,150	6,281	136
04/15/1999	Merrimack	NH	3,793	754	3,299	612			817	3,848	4,665	1,410
07/01/2005	Nashua	NH	—	—	755	116			—	871	871	366
01/01/2005	Avenel	NJ	—	1,518	8,037	426			1,518	8,463	9,981	2,536
12/28/2004	Bayville	NJ	3,648	1,193	5,312	398			1,193	5,710	6,903	1,767
09/01/2008	Bellmawr	NJ	3,296	3,600	4,765	390			3,675	5,080	8,755	908
07/18/2012	Berkeley Heights	NJ	6,887	1,598	7,553	197			1,598	7,750	9,348	703
12/18/2014	Burlington	NJ	3,846	477	6,534	153			477	6,687	7,164	182
10/07/2015	Cherry Hill / Church Rd	NJ	—	1,057	6,037	7			1,057	6,044	7,101	—
11/30/2012	Cherry Hill / Marlton Pike	NJ	2,534	2,323	1,549	321			2,323	1,870	4,193	171
12/18/2014	Cherry Hill / Rockhill Rd	NJ	1,960	536	3,407	56			536	3,463	3,999	96
11/30/2012	Cranbury	NJ	6,910	3,543	5,095	771			3,543	5,866	9,409	480
12/18/2014	Denville	NJ	8,926	584	14,398	110			584	14,508	15,092	386
12/31/2001	Edison	NJ	8,591	2,519	8,547	1,638			2,518	10,186	12,704	3,536
12/31/2001	Egg Harbor Township	NJ	3,980	1,724	5,001	723			1,724	5,724	7,448	2,315
03/15/2007	Ewing	NJ	—	1,552	4,720	(44)	(c, d	)	1,562	4,666	6,228	1,136
07/18/2012	Fairfield	NJ	6,001	—	9,402	105			—	9,507	9,507	862
11/30/2012	Fort Lee / Bergen Blvd	NJ	12,649	4,402	9,831	319			4,402	10,150	14,552	836
10/01/2015	Fort Lee / Main St	NJ	—	2,280	27,409	33			2,280	27,442	29,722	176
03/15/2001	Glen Rock	NJ	—	1,109	2,401	559			1,222	2,847	4,069	1,048
12/18/2014	Hackensack / Railroad Ave	NJ	7,630	2,053	9,882	95			2,053	9,977	12,030	268
07/01/2005	Hackensack / South River St	NJ	—	2,283	11,234	911			2,283	12,145	14,428	3,650
08/23/2012	Hackettstown	NJ	5,879	2,144	6,660	144			2,144	6,804	8,948	619
07/02/2012	Harrison	NJ	3,529	300	6,003	260			300	6,263	6,563	574
12/31/2001	Hazlet	NJ	7,580	1,362	10,262	1,781			1,362	12,043	13,405	4,100
07/02/2002	Hoboken	NJ	7,765	2,687	6,092	324			2,687	6,416	9,103	2,302
12/31/2001	Howell	NJ	3,259	2,440	3,407	450			2,440	3,857	6,297	1,559
12/31/2001	Iselin	NJ	4,696	505	4,524	584			505	5,108	5,613	2,048
10/01/2015	Jersey City	NJ	—	8,050	16,342	113			8,050	16,455	24,505	106
11/30/2012	Lawnside	NJ	5,000	1,249	5,613	284			1,249	5,897	7,146	497
02/06/2004	Lawrenceville	NJ	5,261	3,402	10,230	534			3,402	10,764	14,166	3,466
07/01/2005	Linden	NJ	3,673	1,517	8,384	291			1,517	8,675	10,192	2,440
12/22/2004	Lumberton	NJ	3,986	831	4,060	292			831	4,352	5,183	1,395
03/15/2001	Lyndhurst	NJ	—	2,679	4,644	1,032			2,928	5,427	8,355	1,951

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
08/23/2012	Mahwah	NJ	10,934	1,890	13,112	275		1,890	13,387	15,277	1,225
12/16/2011	Maple Shade	NJ	4,043	1,093	5,492	180		1,093	5,672	6,765	631
12/07/2001	Metuchen	NJ	5,491	1,153	4,462	355		1,153	4,817	5,970	1,796
08/28/2012	Montville	NJ	7,958	1,511	11,749	130		1,511	11,879	13,390	1,054
02/06/2004	Morrisville	NJ	—	2,487	7,494	2,202		1,688	10,495	12,183	2,855
07/02/2012	Mt Laurel	NJ	2,993	329	5,217	184		329	5,401	5,730	508
11/02/2006	Neptune	NJ	7,235	4,204	8,906	380		4,204	9,286	13,490	2,297
07/18/2012	Newark	NJ	7,330	806	8,340	137		806	8,477	9,283	775
07/01/2005	North Bergen / 83rd St	NJ	10,002	2,299	12,728	540		2,299	13,268	15,567	3,768
10/06/2011	North Bergen / Kennedy Blvd	NJ	—	861	17,127	242		861	17,369	18,230	1,902
07/25/2003	North Bergen / River Rd	NJ	8,935	2,100	6,606	330		2,100	6,936	9,036	2,366
07/18/2012	North Brunswick	NJ	6,128	2,789	4,404	150		2,789	4,554	7,343	435
12/31/2001	Old Bridge	NJ	5,525	2,758	6,450	1,005		2,758	7,455	10,213	2,917
05/01/2004	Parlin / Cheesequake Rd	NJ	—	—	5,273	458		—	5,731	5,731	2,418
07/01/2005	Parlin / Route 9 North	NJ	—	2,517	4,516	560		2,517	5,076	7,593	1,728
07/18/2012	Parsippany	NJ	6,322	2,353	7,798	142		2,354	7,939	10,293	739
06/02/2011	Pennsauken	NJ	3,667	1,644	3,115	362		1,644	3,477	5,121	487
10/01/2015	Riverdale	NJ	7,158	2,000	14,541	21		2,000	14,562	16,562	93
12/09/2009	South Brunswick	NJ	2,915	1,700	5,835	161		1,700	5,996	7,696	944
07/01/2005	Toms River / Route 37 East 1	NJ	4,843	1,790	9,935	468		1,790	10,403	12,193	3,058
10/01/2015	Toms River / Route 37 East 2	NJ	—	1,800	10,765	14		1,800	10,779	12,579	69
10/01/2015	Toms River / Route 9	NJ	—	980	4,717	25		980	4,742	5,722	30
10/01/2015	Trenton	NJ	—	2,180	8,007	42		2,180	8,049	10,229	51
12/28/2004	Union / Green Ln	NJ	6,222	1,754	6,237	424		1,754	6,661	8,415	2,061
11/30/2012	Union / Route 22 West	NJ	6,908	1,133	7,239	200		1,133	7,439	8,572	612
11/30/2012	Watchung	NJ	6,811	1,843	4,499	242		1,843	4,741	6,584	405
11/30/2012	Albuquerque / Airport Dr NW	NM	—	755	1,797	77		755	1,874	2,629	160
08/31/2007	Albuquerque / Calle Cuervo NW	NM	4,506	1,298	4,628	670		1,298	5,298	6,596	1,303
07/02/2012	Santa Fe	NM	5,724	3,066	7,366	431		3,066	7,797	10,863	725
10/01/2015	Henderson / Racetrack Rd	NV	4,672	1,470	6,348	66		1,470	6,414	7,884	41
11/30/2012	Henderson / Stephanie Pl	NV	8,048	2,934	8,897	270		2,934	9,167	12,101	757
10/01/2015	Las Vegas / Bonanza Rd	NV	3,984	820	6,716	62		820	6,778	7,598	43
10/01/2015	Las Vegas / Durango Dr	NV	—	1,140	4,384	50		1,140	4,434	5,574	28
06/22/2011	Las Vegas / Jones Blvd	NV	2,402	1,441	1,810	140		1,441	1,950	3,391	272
10/01/2015	Las Vegas / Las Vegas Blvd	NV	—	2,830	6,834	90		2,830	6,924	9,754	45
02/22/2000	Las Vegas / N Lamont St	NV	1,144	251	717	539		278	1,229	1,507	610
11/01/2013	Las Vegas / North Lamb Blvd	NV	2,601	279	3,900	18		279	3,918	4,197	652
10/01/2015	Las Vegas / Pecos Rd	NV	—	1,420	5,900	65		1,420	5,965	7,385	38
10/01/2015	Las Vegas / Rancho Dr	NV	—	590	5,899	53		590	5,952	6,542	38
10/01/2015	Las Vegas / W Charleston Blvd	NV	—	550	1,319	70		550	1,389	1,939	8

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
11/30/2012	Las Vegas / W Sahara Ave	NV	4,321	773	6,006	182		773	6,188	6,961	514
11/30/2012	Las Vegas / W Tropicana Ave	NV	4,222	400	4,936	86		400	5,022	5,422	425
10/01/2015	North Las Vegas	NV	—	1,260	4,589	59		1,260	4,648	5,908	29
10/01/2015	Ballston Spa	NY	—	890	9,941	22		890	9,963	10,853	64
12/19/2007	Bohemia	NY	—	1,456	1,398	394		1,456	1,792	3,248	439
12/01/2011	Bronx / Edson Av	NY	17,369	3,450	21,210	422		3,450	21,632	25,082	2,320
08/26/2004	Bronx / Fordham Rd	NY	9,289	3,995	11,870	798		3,995	12,668	16,663	3,948
10/02/2008	Brooklyn / 3rd Ave	NY	19,087	12,993	10,405	386		12,993	10,791	23,784	2,108
07/02/2012	Brooklyn / 64th St	NY	21,188	16,188	23,309	347		16,257	23,587	39,844	2,146
05/21/2010	Brooklyn / Atlantic Ave	NY	7,790	2,802	6,536	282		2,802	6,818	9,620	1,063
12/11/2014	Brooklyn / Avenue M	NY	—	12,085	7,665	—		12,085	7,665	19,750	—
10/02/2008	Centereach	NY	4,073	2,226	1,657	222		2,226	1,879	4,105	427
08/10/2012	Central Valley	NY	—	2,800	12,173	475		2,800	12,648	15,448	1,182
11/23/2010	Freeport	NY	—	5,676	3,784	892		5,676	4,676	10,352	844
07/02/2012	Hauppauge	NY	5,482	1,238	7,095	352		1,238	7,447	8,685	697
07/02/2012	Hicksville	NY	8,633	2,581	10,677	88		2,581	10,765	13,346	966
07/02/2012	Kingston	NY	4,789	837	6,199	131		837	6,330	7,167	582
11/26/2002	Mt Vernon / N Mac Questen Pkwy	NY	7,950	1,926	7,622	977		1,926	8,599	10,525	2,946
07/01/2005	Mt Vernon / Northwest St	NY	—	1,585	6,025	2,838		1,585	8,863	10,448	2,679
02/07/2002	Nanuet	NY	3,588	2,072	4,644	1,723		2,738	5,701	8,439	2,094
07/01/2005	New Paltz	NY	4,335	2,059	3,715	469		2,059	4,184	6,243	1,367
07/01/2005	New York	NY	18,346	3,060	16,978	779		3,060	17,757	20,817	5,088
12/04/2000	Plainview	NY	7,475	4,287	3,710	734		4,287	4,444	8,731	1,889
07/18/2012	Poughkeepsie	NY	5,879	1,038	7,862	135		1,038	7,997	9,035	736
07/02/2012	Ridge	NY	6,050	1,762	6,934	59		1,762	6,993	8,755	626
06/27/2011	Cincinnati / Glencrossing Way	OH	—	1,217	1,941	185		1,217	2,126	3,343	283
06/27/2011	Cincinnati / Glendale-Milford Rd	OH	4,444	1,815	5,733	272		1,815	6,005	7,820	805
06/27/2011	Cincinnati / Hamilton Ave	OH	—	2,941	2,177	272		2,941	2,449	5,390	375
06/27/2011	Cincinnati / Wooster Pk	OH	5,349	1,445	3,755	269		1,445	4,024	5,469	556
07/01/2005	Columbus / Innis Rd	OH	—	483	2,654	703		483	3,357	3,840	1,181
11/01/2013	Columbus / Kenny Rd	OH	—	1,227	5,057	78		1,227	5,135	6,362	788
11/04/2013	Fairfield	OH	3,769	904	3,856	302		904	4,158	5,062	250
06/27/2011	Greenville	OH	—	189	302	78		189	380	569	66
06/27/2011	Hamilton	OH	—	673	2,910	139		673	3,049	3,722	389
11/30/2012	Hilliard	OH	2,021	1,613	2,369	241		1,613	2,610	4,223	260
07/01/2005	Kent	OH	—	220	1,206	265		220	1,471	1,691	539
06/27/2011	Lebanon	OH	4,039	1,657	1,566	340		1,657	1,906	3,563	281
11/30/2012	Mentor / Heisley Rd	OH	1,226	658	1,267	332		658	1,599	2,257	157
07/02/2012	Mentor / Mentor Ave	OH	1,254	409	1,609	153		409	1,762	2,171	188
06/27/2011	Middletown	OH	1,223	534	1,047	116		533	1,164	1,697	171

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
06/27/2011	Sidney	OH	—	201	262	81		201	343	544	63
06/27/2011	Troy	OH	—	273	544	127		273	671	944	118
06/27/2011	Washington Court House	OH	—	197	499	71		197	570	767	90
11/01/2013	Whitehall	OH	—	726	1,965	115		726	2,080	2,806	295
07/02/2012	Willoughby	OH	1,035	155	1,811	78		155	1,889	2,044	172
06/27/2011	Xenia	OH	—	302	1,022	64		302	1,086	1,388	153
07/01/2005	Aloha / NW 185th Ave	OR	6,022	1,221	6,262	298		1,221	6,560	7,781	1,942
07/02/2012	Aloha / SW 229th Ave	OR	4,569	2,014	5,786	165		2,014	5,951	7,965	542
11/24/2015	Hillsboro	OR	—	732	9,158	16		732	9,174	9,906	—
09/15/2009	King City	OR	2,957	2,520	6,845	67		2,520	6,912	9,432	1,081
12/28/2004	Bensalem / Bristol Pike	PA	3,188	1,131	4,525	323		1,131	4,848	5,979	1,509
03/30/2006	Bensalem / Knights Rd.	PA	—	750	3,015	197		750	3,212	3,962	894
10/01/2015	Collegeville	PA	—	490	6,947	103		490	7,050	7,540	46
11/15/1999	Doylestown	PA	—	220	3,442	1,129		521	4,270	4,791	1,592
05/01/2004	Kennedy Township	PA	2,529	736	3,173	285		736	3,458	4,194	1,431
02/06/2004	Philadelphia / Roosevelt Bl	PA	5,473	1,965	5,925	1,237		1,965	7,162	9,127	2,372
11/01/2013	Philadelphia / Wayne Ave	PA	—	596	10,368	44		596	10,412	11,008	1,148
08/03/2000	Pittsburgh / E Entry Dr	PA	2,529	991	1,990	924		1,082	2,823	3,905	1,154
10/01/2015	Pittsburgh / Landings Dr	PA	—	400	3,936	31		400	3,967	4,367	25
05/01/2004	Pittsburgh / Penn Ave	PA	3,730	889	4,117	636		889	4,753	5,642	1,991
10/01/2015	Skippack	PA	—	720	4,552	80		720	4,632	5,352	29
10/01/2015	West Mifflin	PA	—	840	8,931	68		840	8,999	9,839	57
01/01/2011	Willow Grove	PA	5,058	1,297	4,027	343		1,297	4,370	5,667	624
07/01/2005	Johnston / Hartford Ave	RI	—	2,658	4,799	643		2,658	5,442	8,100	1,691
12/01/2011	Johnston / Plainfield	RI	1,827	533	2,127	76		533	2,203	2,736	243
10/01/2015	Bluffton	SC	—	1,010	8,673	—		1,010	8,673	9,683	56
10/01/2015	Charleston / Ashley River Rd	SC	—	500	5,390	19		500	5,409	5,909	35
08/26/2004	Charleston / Glenn McConnell Pkwy	SC	3,416	1,279	4,171	272		1,279	4,443	5,722	1,371
10/01/2015	Charleston / Maybank Hwy	SC	5,601	600	9,364	31		600	9,395	9,995	60
10/01/2015	Charleston / Savannah Hwy	SC	—	370	3,794	21		370	3,815	4,185	24
03/30/2015	Columbia / Clemson Rd	SC	—	1,483	5,415	61		1,483	5,476	6,959	111
07/19/2012	Columbia / Decker Blvd	SC	3,208	1,784	2,745	136		1,784	2,881	4,665	262
08/26/2004	Columbia / Harban Ct	SC	2,737	838	3,312	339		839	3,650	4,489	1,153
10/01/2015	Columbia / Percival Rd	SC	—	480	2,115	—		480	2,115	2,595	14
08/26/2004	Goose Creek	SC	—	1,683	4,372	1,088		1,683	5,460	7,143	1,594
10/01/2015	Greenville	SC	—	620	8,467	—		620	8,467	9,087	54
10/01/2015	Lexington / Northpoint Dr	SC	—	780	5,732	3		780	5,735	6,515	37
10/01/2015	Lexington / St Peters Church Rd	SC	—	750	1,481	—		750	1,481	2,231	9
10/01/2015	Mt Pleasant / Bowman Rd	SC	—	1,740	3,094	69		1,740	3,163	4,903	20
10/01/2015	Mt Pleasant / Hwy 17 N	SC	4,702	4,600	2,342	2		4,600	2,344	6,944	15

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
10/01/2015	Mt Pleasant / Stockade Ln	SC	14,347	11,680	19,626	—		11,680	19,626	31,306	126
10/01/2015	Myrtle Beach	SC	—	510	3,921	—		510	3,921	4,431	25
10/01/2015	North Charleston	SC	5,809	1,250	8,753	19		1,250	8,772	10,022	57
03/30/2015	North Charleston / Dorchester Road	SC	—	280	5,814	71		280	5,885	6,165	119
08/26/2004	Summerville / Old Trolley Rd	SC	—	450	4,454	239		450	4,693	5,143	1,442
12/11/2014	Taylors	SC	5,398	1,433	6,071	77		1,433	6,148	7,581	166
07/02/2012	Bartlett	TN	2,346	632	3,798	109		632	3,907	4,539	357
04/15/2011	Cordova / Houston Levee Rd	TN	1,971	652	1,791	94		652	1,885	2,537	265
07/01/2005	Cordova / N Germantown Pkwy 1	TN	—	852	2,720	319		852	3,039	3,891	989
11/01/2013	Cordova / N Germantown Pkwy 2	TN	6,794	8,187	4,628	80		8,187	4,708	12,895	1,077
01/05/2007	Cordova / Patriot Cove	TN	—	894	2,680	161		894	2,841	3,735	717
11/30/2012	Franklin	TN	7,000	3,357	8,984	195		3,357	9,179	12,536	778
10/01/2015	Knoxville / Ebenezer Rd	TN	7,338	470	13,299	—		470	13,299	13,769	85
10/01/2015	Knoxville / Lovell Rd	TN	5,152	1,360	8,475	—		1,360	8,475	9,835	54
10/01/2015	Lenoir City	TN	5,481	850	10,738	—		850	10,738	11,588	69
10/01/2015	Memphis	TN	—	570	8,893	26		570	8,919	9,489	57
07/02/2012	Memphis / Covington Way	TN	1,599	274	2,623	39		274	2,662	2,936	244
11/30/2012	Memphis / Mt Moriah	TN	2,518	1,617	2,875	164		1,617	3,039	4,656	260
11/01/2013	Memphis / Mt Moriah Terrace	TN	7,925	1,313	2,928	274		1,313	3,202	4,515	428
07/02/2012	Memphis / Raleigh-LaGrange	TN	972	110	1,280	68		110	1,348	1,458	126
11/01/2013	Memphis / Riverdale Bend	TN	—	803	4,635	134		803	4,769	5,572	588
11/30/2012	Memphis / Summer Ave	TN	3,388	1,040	3,867	172		1,040	4,039	5,079	347
04/13/2006	Nashville	TN	2,810	390	2,598	961		390	3,559	3,949	1,211
11/22/2006	Allen	TX	4,410	901	5,553	292		901	5,845	6,746	1,463
04/15/2015	Arlington / Debbie Lane	TX	—	742	7,072	38		742	7,110	7,852	129
08/26/2004	Arlington / E Pioneer Pkwy	TX	—	534	2,525	467		534	2,992	3,526	1,054
10/01/2015	Arlington / Randol Mill Rd	TX	—	630	5,214	22		630	5,236	5,866	33
04/15/2015	Arlington / US 287 Frontage Rd	TX	2,674	567	5,340	192		567	5,532	6,099	105
04/15/2015	Arlington / Watson Rd	TX	2,701	698	3,862	247		698	4,109	4,807	79
01/13/2015	Austin / 1st Street	TX	—	807	7,689	170		807	7,859	8,666	197
01/13/2015	Austin / Brodie Lane	TX	5,717	1,155	8,552	185		1,155	8,737	9,892	222
08/26/2004	Austin / Burnet Rd	TX	8,893	870	4,455	377		870	4,832	5,702	1,542
01/13/2015	Austin / Capital of Texas Hwy	TX	—	10,117	13,248	156		10,117	13,404	23,521	336
11/01/2013	Austin / McNeil Dr	TX	—	3,411	4,502	76		3,411	4,578	7,989	613
08/08/2014	Austin / North Lamar Blvd	TX	5,041	1,047	9,969	157		1,047	10,126	11,173	362
04/14/2015	Baytown	TX	6,586	619	7,861	55		619	7,916	8,535	103
04/15/2015	Coppell / Belt Line Rd	TX	4,295	724	5,743	206		724	5,949	6,673	108
10/01/2015	Coppell / Denton Tap Rd	TX	—	2,270	9,333	16		2,270	9,349	11,619	60
04/15/2015	Dallas / Clark Rd	TX	5,011	1,837	8,426	390		1,837	8,816	10,653	162
08/26/2004	Dallas / E Northwest Hwy	TX	—	4,432	6,181	1,199		4,432	7,380	11,812	2,261

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
04/13/2006	Dallas / Garland Rd	TX	1,974	337	2,216	638		337	2,854	3,191	947
04/15/2015	Dallas / Haskell Ave	TX	—	275	11,183	255		275	11,438	11,713	209
05/04/2006	Dallas / Inwood Rd	TX	11,106	1,980	12,501	507		1,979	13,009	14,988	3,364
04/15/2015	Dallas / Lyndon B Johnson Freeway	TX	4,615	1,729	7,876	427		1,729	8,303	10,032	153
11/01/2013	Dallas / N Central Expressway	TX	17,137	13,392	15,019	56		13,392	15,075	28,467	1,250
07/02/2012	Dallas / Preston Rd 1	TX	5,082	921	7,656	119		921	7,775	8,696	719
08/10/2012	Dallas / Preston Rd 2	TX	3,806	2,542	3,274	269		2,542	3,543	6,085	365
04/15/2015	Dallas / Shiloh Rd	TX	3,293	781	7,104	287		781	7,391	8,172	138
10/01/2015	Dallas / W Northwest Hwy	TX	—	1,320	6,547	34		1,320	6,581	7,901	42
04/15/2015	Dallas / Walton Walker Blvd	TX	2,904	547	5,970	294		547	6,264	6,811	116
04/15/2015	DeSoto	TX	5,404	821	8,298	223		821	8,521	9,342	157
04/15/2015	Duncanville / E Hwy 67	TX	4,053	1,328	4,997	234		1,328	5,231	6,559	97
04/15/2015	Duncanville / E Wheatland Rd	TX	—	793	7,062	231		793	7,293	8,086	137
10/01/2015	El Paso / Desert Blvd	TX	—	890	3,207	24		890	3,231	4,121	21
10/01/2015	El Paso / Dyer St	TX	—	1,510	5,034	21		1,510	5,055	6,565	32
10/01/2015	El Paso / Joe Battle Blvd 1	TX	—	1,010	5,238	36		1,010	5,274	6,284	34
10/01/2015	El Paso / Joe Battle Blvd 2	TX	—	850	2,775	28		850	2,803	3,653	18
10/01/2015	El Paso / Woodrow Bean Dr	TX	—	420	1,752	11		420	1,763	2,183	11
05/08/2013	Euless / Mid-Cities Blvd	TX	4,342	1,374	5,636	125		1,374	5,761	7,135	405
04/01/2011	Euless / W Euless Blvd	TX	2,845	671	3,213	704		671	3,917	4,588	642
12/09/2013	Fort Worth / Mandy Lane	TX	2,093	2,033	2,495	143		2,033	2,638	4,671	156
08/26/2004	Fort Worth / W Rosedale St	TX	4,236	631	5,794	390		630	6,185	6,815	1,908
11/04/2013	Fort Worth / White Settlement Rd	TX	3,663	3,158	2,512	81		3,158	2,593	5,751	153
11/04/2013	Garland / Beltline Rd	TX	3,319	1,424	2,209	199		1,424	2,408	3,832	145
04/15/2015	Garland / Texas 66	TX	4,598	991	6,999	188		991	7,187	8,178	135
08/26/2004	Grand Prairie / N Hwy 360 1	TX	2,437	551	2,330	426		551	2,756	3,307	888
08/10/2012	Grand Prairie / N Hwy 360 2	TX	3,121	2,327	1,551	178		2,327	1,729	4,056	184
11/13/2015	Houston / 3535 Katy Freeway	TX	—	6,643	7,551	—		6,643	7,551	14,194	32
02/05/2014	Houston / Katy Fwy	TX	—	1,767	12,368	48		1,767	12,416	14,183	599
12/14/2010	Houston / Ryewater Dr	TX	—	402	1,870	219		402	2,089	2,491	327
10/01/2015	Houston / Senate Ave	TX	—	1,510	5,235	3		1,510	5,238	6,748	34
11/01/2013	Houston / South Main	TX	—	2,017	4,181	125		2,017	4,306	6,323	636
04/13/2006	Houston / Southwest Freeway	TX	8,661	2,596	8,735	419		2,596	9,154	11,750	2,394
02/29/2012	Houston / Space Center Blvd	TX	5,652	1,036	8,133	104		1,036	8,237	9,273	847
04/15/2015	Irving / N State Hwy 161	TX	—	951	5,842	195		951	6,037	6,988	110
04/15/2015	Irving / Story Rd	TX	—	585	5,445	177		585	5,622	6,207	103
10/01/2015	Kemah	TX	12,220	2,720	26,547	12		2,720	26,559	29,279	170
11/04/2013	Killeen	TX	2,601	1,207	1,688	361		1,207	2,049	3,256	131
12/14/2010	La Porte	TX	—	1,608	2,351	324		1,608	2,675	4,283	443
04/15/2015	Lewisville	TX	5,029	2,665	6,399	219		2,665	6,618	9,283	121

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes		Gross carrying amount at December 31, 2015			Accumulated depreciation
									Land	Building and improvements	Total
04/15/2015	Mansfield	TX	4,330	925	7,411	158			925	7,569	8,494	142
04/15/2015	Mesquite	TX	5,536	1,910	6,580	125			1,910	6,705	8,615	123
10/01/2015	Midland / Andrews Hwy	TX	—	1,430	8,353	23			1,430	8,376	9,806	54
10/01/2015	Midland / Loop 250 N	TX	—	1,320	10,291	—			1,320	10,291	11,611	66
10/01/2015	Pearland	TX	5,691	3,400	7,812	2			3,400	7,814	11,214	50
04/15/2015	Plano / 14th Street	TX	5,354	1,681	7,606	215			1,681	7,821	9,502	145
04/15/2015	Plano / K Ave 1	TX	5,445	1,631	8,498	425			1,631	8,923	10,554	168
04/15/2015	Plano / K Ave 2	TX	4,124	1,298	5,293	149			1,298	5,442	6,740	100
11/22/2006	Plano / Plano Parkway	TX	5,049	1,010	6,203	502			1,010	6,705	7,715	1,664
11/22/2006	Plano / Spring Creek	TX	4,386	614	3,775	345			613	4,121	4,734	1,053
11/01/2013	Plano / Wagner Way	TX	—	2,753	4,353	131			2,753	4,484	7,237	682
08/10/2006	Rowlett	TX	2,092	1,002	2,601	345			1,003	2,945	3,948	806
08/26/2004	San Antonio / Culebra Rd	TX	2,279	1,269	1,816	714			1,270	2,529	3,799	936
12/14/2007	San Antonio / DeZavala Rd	TX	6,194	2,471	3,556	(172)	(e	)	2,471	3,384	5,855	789
10/23/2015	San Antonio / San Pedro Ave	TX	—	1,140	7,560	7			1,140	7,567	8,707	—
08/26/2004	San Antonio / Westchase Dr	TX	2,405	253	1,496	238			253	1,734	1,987	572
10/01/2015	Seabrook	TX	—	1,910	8,564	20			1,910	8,584	10,494	55
04/13/2006	South Houston	TX	2,955	478	4,069	824			478	4,893	5,371	1,449
07/02/2012	Spring / I-45 North	TX	3,208	506	5,096	226			506	5,322	5,828	511
08/02/2011	Spring / Treaschwig Rd	TX	1,897	978	1,347	244			979	1,590	2,569	210
02/24/2015	The Woodlands	TX	7,744	1,511	11,861	202			1,511	12,063	13,574	275
04/08/2015	Trenton	TX	—	—	2,375	—			—	2,375	2,375	20
10/01/2015	Weatherford	TX	—	630	5,932	12			630	5,944	6,574	38
10/20/2010	East Millcreek	UT	2,925	986	3,455	165			986	3,620	4,606	527
11/23/2010	Murray	UT	3,709	571	986	2,139			571	3,125	3,696	443
04/01/2011	Orem	UT	1,981	841	2,335	190			841	2,525	3,366	348
06/01/2004	Salt Lake City	UT	3,383	642	2,607	393			642	3,000	3,642	991
07/01/2005	Sandy / South 700 East 1	UT	5,229	1,349	4,372	552			1,349	4,924	6,273	1,467
09/28/2012	Sandy / South 700 East 2	UT	8,867	2,063	5,202	1,498			2,063	6,700	8,763	505
11/23/2010	West Jordan	UT	2,034	735	2,146	422			735	2,568	3,303	406
07/01/2005	West Valley City	UT	2,665	461	1,722	193			461	1,915	2,376	602
07/02/2012	Alexandria / N Henry St	VA	14,752	5,029	18,943	54			5,029	18,997	24,026	1,698
06/06/2007	Alexandria / S Dove St	VA	—	1,620	13,103	604			1,620	13,707	15,327	3,393
10/20/2010	Arlington	VA	—	—	4,802	889			—	5,691	5,691	2,198
11/01/2013	Burke	VA	—	11,534	7,347	55			11,534	7,402	18,936	1,303
10/01/2015	Chantilly	VA	6,230	1,100	10,606	64			1,100	10,670	11,770	68
01/07/2014	Chesapeake / Bruce Rd	VA	—	1,074	9,464	116			1,074	9,580	10,654	491
01/07/2014	Chesapeake / Military Hwy	VA	2,507	332	4,106	115			332	4,221	4,553	221
01/07/2014	Chesapeake / Poplar Hill Rd	VA	5,964	540	9,977	114			541	10,090	10,631	513
01/07/2014	Chesapeake / Woodlake Dr	VA	8,714	4,014	14,872	94			4,014	14,966	18,980	759

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2015			Accumulated depreciation
								Land	Building and improvements	Total
05/26/2011	Dumfries	VA	—	932	9,349	178		932	9,527	10,459	1,201
11/30/2012	Falls Church / Hollywood Rd	VA	8,780	5,703	13,307	302		5,703	13,609	19,312	1,134
07/01/2005	Falls Church / Seminary Rd	VA	9,283	1,259	6,975	416		1,259	7,391	8,650	2,177
11/30/2012	Fredericksburg / Jefferson Davis Hwy	VA	2,926	1,438	2,459	173		1,438	2,632	4,070	240
07/02/2012	Fredericksburg / Plank Rd 1	VA	4,191	2,128	5,398	117		2,128	5,515	7,643	501
10/01/2015	Fredericksburg / Plank Rd 2	VA	—	3,170	6,717	38		3,170	6,755	9,925	43
12/18/2014	Glen Allen	VA	5,037	609	8,220	48		609	8,268	8,877	220
10/01/2015	Hampton / Big Bethel Rd	VA	4,043	550	6,697	45		550	6,742	7,292	43
10/01/2015	Hampton / LaSalle Ave	VA	—	610	8,883	101		610	8,984	9,594	58
01/07/2014	Hampton / Pembroke Ave	VA	—	7,849	7,040	124		7,849	7,164	15,013	366
10/01/2015	Manassas	VA	—	750	6,242	38		750	6,280	7,030	40
01/07/2014	Newport News / Denbigh Blvd	VA	5,614	4,619	5,870	126		4,619	5,996	10,615	312
01/07/2014	Newport News / J Clyde Morris Blvd	VA	5,347	4,838	6,124	138		4,838	6,262	11,100	327
01/07/2014	Newport News / Tyler Ave	VA	4,503	2,740	4,955	124		2,740	5,079	7,819	271
01/07/2014	Norfolk / Granby St	VA	4,835	1,785	8,543	101		1,785	8,644	10,429	443
01/07/2014	Norfolk / Naval Base Rd	VA	4,314	4,078	5,975	137		4,078	6,112	10,190	322
03/17/2015	Portsmouth	VA	2,687	118	4,797	234		118	5,031	5,149	108
01/07/2014	Richmond / Hull St	VA	6,514	2,016	9,425	111		2,016	9,536	11,552	488
01/07/2014	Richmond / Laburnum Ave	VA	8,385	5,945	7,613	150		5,945	7,763	13,708	406
01/07/2014	Richmond / Midlothian Turnpike	VA	4,925	2,735	5,699	121		2,735	5,820	8,555	304
01/07/2014	Richmond / Old Staples Mill Rd	VA	6,861	5,905	6,869	121		5,905	6,990	12,895	365
08/26/2004	Richmond / W Broad St	VA	4,445	2,305	5,467	372		2,305	5,839	8,144	1,759
10/01/2015	Sandston	VA	6,470	570	10,525	65		570	10,590	11,160	68
09/20/2012	Stafford / Jefferson Davis Hwy	VA	4,309	1,172	5,562	138		1,172	5,700	6,872	511
01/23/2009	Stafford / SUSA Dr	VA	4,305	2,076	5,175	146		2,076	5,321	7,397	975
01/07/2014	Virginia Beach / General Booth Blvd	VA	7,265	1,142	11,721	107		1,142	11,828	12,970	600
01/07/2014	Virginia Beach / Kempsville Rd	VA	7,513	3,934	11,413	85		3,934	11,498	15,432	582
01/07/2014	Virginia Beach / Village Dr	VA	9,548	331	13,175	113		331	13,288	13,619	681
02/15/2006	Lakewood / 80th St	WA	4,350	1,389	4,780	320		1,390	5,099	6,489	1,393
02/15/2006	Lakewood / Pacific Hwy	WA	4,352	1,917	5,256	227		1,918	5,482	7,400	1,467
04/30/2014	Puyallup	WA	—	437	3,808	72		437	3,880	4,317	172
07/01/2005	Seattle	WA	7,159	2,727	7,241	360		2,727	7,601	10,328	2,152
02/15/2006	Tacoma	WA	3,353	1,031	3,103	155		1,031	3,258	4,289	901
07/02/2012	Vancouver	WA	3,025	709	4,280	154		709	4,434	5,143	403
Various	Other corporate assets		—	—	2,202	78,352		—	80,554	80,554	17,442
Various	Construction in progress		—	—	—	24,909		—	24,909	24,909	—
Various	Intangible tenant relationships and lease rights		—	—	83,610	21,159		—	104,769	104,769	80,503

			$2,774,378	$1,402,731	$4,654,170	$360,495		$1,401,322	$5,016,074	$6,417,396	$728,087

Extra Space Storage Inc.

Schedule III

Real Estate and Accumulated Depreciation (Continued)

(Dollars in thousands)

(a)	Adjustment relates to partial disposition of land
(b)	Adjustment relates to property casualty loss
(c)	Adjustment relates to asset transfers between land, building and/or equipment
(d)	Adjustment relates to impairment charge
(e)	Adjustment relates to a purchase price adjustment
(f)	Adjustment relates to the acquisition of a joint venture partner’s interest

Activity in real estate facilities during the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Operating facilities
Balance at beginning of year	$4,722,162	$4,126,648	$3,379,512
Acquisitions	1,609,608	557,158	711,710
Improvements	46,696	32,861	37,949
Transfers from construction in progress	19,971	12,308	3,643
Dispositions and other	(5,950)	(6,813)	(6,166)

Balance at end of year	$6,392,487	$4,722,162	$4,126,648

Accumulated depreciation:
Balance at beginning of year	$604,336	$496,754	$391,928
Depreciation expense	123,751	109,531	104,963
Dispositions and other	—	(1,949)	(137)

Balance at end of year	$728,087	$604,336	$496,754

Real estate under development/redevelopment:
Balance at beginning of year	$17,870	$6,650	$4,138
Current development	27,010	23,528	6,466
Transfers to operating facilities	(19,971)	(12,308)	(3,954)
Dispositions and other	—	—	—

Balance at end of year	$24,909	$17,870	$6,650

Net real estate assets	$5,689,309	$4,135,696	$3,636,544

The aggregate cost of real estate for U.S. federal income tax purposes is $5,758,588.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(i)	Disclosure Controls and Procedures

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

(ii)	Internal Control over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

(b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.

We have audited Extra Space Storage Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Extra Space Storage Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Extra Space Storage Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015, and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Extra Space Storage Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 29, 2016

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

Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015.

Item 14.	Principal Accounting Fees and Services

Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.

(3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated May 5, 2005 by and among Security Capital Self Storage Incorporated, as seller and Extra Space Storage LLC, PRISA Self Storage LLC, PRISA II Self Storage LLC, PRISA III Self Storage LLC, VRS Self Storage LLC, WCOT Self Storage LLC and Extra Space Storage LP, as purchaser parties and The Prudential Insurance Company of America (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 11, 2005).

2.2	Agreement and Plan of Merger, dated as of June 15, 2015, among Extra Space Storage Inc., Extra Space Storage LP, Edgewater REIT Acquisition (MD) LLC, Edgewater Partnership Acquisition (DE) LLC, SmartStop Self Storage, Inc. and SmartStop Self Storage Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on June 15, 2015).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 16, 2015, among Extra Space Storage Inc., Extra Space Storage LP, Edgewater REIT Acquisition (MD) LLC, Edgewater Partnership Acquisition (DE) LLC, SmartStop Self Storage, Inc. and SmartStop Self Storage Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on July 16, 2015).

3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)

3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 3, 2007).

3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 29, 2013).

3.4	Amended and Restated Bylaws of Extra Space Storage Inc.(incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 26, 2009)

3.5	Amendment No. 1 to Amended and Restated Bylaws of Extra Space Storage Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed December 23, 2014).

3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2013).

3.7	Declaration of Trust of ESS Holdings Business Trust II.(1)

4.1	Junior Subordinated Indenture dated as of July 27, 2005, between Extra Space Storage LP and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 2, 2005).

4.2	Amended and Restated Trust Agreement, dated as of July 27, 2005, among Extra Space Storage LP, as depositor and JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interest in the assets of ESS Statutory Trust III (incorporated by reference to Exhibit 4.2 of Form 8-K filed on August 2, 2005).

Exhibit Number	Description

4.3	Junior Subordinated Note (incorporated by reference to Exhibit 4.3 of Form 10-K filed on February 26, 2010)

4.4	Trust Preferred Security Certificates (incorporated by reference to Exhibit 4.4 of Form 10-K filed on February 26, 2010)

4.5	Indenture, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, N.A., as trustee, including the form of 3.625% Exchangeable Senior Notes due 2027 and form of guarantee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on March 28, 2007).

4.6	Indenture, dated June 21, 2013, among Extra Space Storage LP, Extra Space Storage Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 2.375% Exchangeable Senior Notes due 2033 and form of guarantee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 21, 2013).

4.7	Indenture, dated September 21, 2015, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.125% Exchangeable Senior Notes due 2035 and the form of guarantee (incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 21, 2015).

10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)

10.2	License between Centershift Inc. and Extra Space Storage LP.(1)

10.3*	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)

10.4*	Extra Space Storage Performance Bonus Plan.(1)

10.5*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on February 26, 2010)

10.6*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on February 26, 2010)

10.7*	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010)

10.8	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)

10.9*	Extra Space Storage Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).

10.10	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 24, 2005).

10.11	Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 2, 2005).

Exhibit Number	Description

10.12	Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 28, 2007).

10.13	Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space. (incorporated by reference to Exhibit 10.23 of Form 10-K filed on February 26, 2010)

10.14	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).

10.15	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).

10.16	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference to Exhibit 10.26 of Form 10-K filed on February 26, 2010)

10.17	First Amendment to Contribution Agreement and to Agreement Regarding Transfer of Series A Units among Extra Space Storage LP, various limited partnerships affiliated with AAAAA Rent-A-Space, H. James Knuppe and Barbara Knuppe, dated September 28, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007).

10.18	Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 16, 2012).

10.19*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).

10.20*	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).

10.21	Loan Agreement between ESP Seven Subsidiary LLC as Borrower and General Electric Capital Corporation as Lender, dated October 16, 2007. (incorporated by reference to Exhibit 10.30 of Form 10-K filed on February 26, 2010)

10.22	Subscription Agreement, dated December 31, 2007, among Extra Space Storage LLC and Extra Space Development, LLC. (incorporated by reference to Exhibit 10.31 of Form 10-K filed on February 26, 2010)

10.23	Revolving Promissory Note between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference to Exhibit 10.33 of Form 10-K filed on February 26, 2010)

10.24	Revolving Line of Credit between Extra Space Properties Thirty LLC and Bank of America as Lender, dated February 13, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K filed on February 26, 2010)

10.25	First Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated April 9, 2009 (incorporated by reference to Exhibit 10.27 of Form 10-K filed on February 29, 2012).

10.26	Second Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated May 4, 2009 (incorporated by reference to Exhibit 10.28 of Form 10-K filed on February 29, 2012).

Exhibit Number	Description

10.27	Third Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated August 27, 2010 (incorporated by reference to Exhibit 10.29 of Form 10-K filed on February 29, 2012).

10.28	Fourth Loan and Note Modification Agreement between Extra Space Properties Thirty LLC and Bank of America as lender, dated October 19, 2011 (incorporated by reference to Exhibit 10.30 of Form 10-K filed on February 29, 2012).

10.29*	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2011).

10.30	Registration Rights Agreement, dated June 21, 2013, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 21, 2013).

10.31	Letter Agreement, dated as of November 22, 2013, amending the Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space, and the Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on May 8, 2014).

10.32	Registration Rights Agreement, dated September 21, 2015, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 21, 2015).

21.1	Subsidiaries of the Company(2)

23.1	Consent of Ernst & Young LLP(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101	The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements(2).

*	Management compensatory plan or arrangement
(1)	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).
(2)	Filed herewith.
(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016	EXTRA SPACE STORAGE INC.

	By:	/S/ SPENCER F. KIRK Spencer F. Kirk Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2016	By:	/S/ SPENCER F. KIRK Spencer F. Kirk Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2016	By:	/S/ P. SCOTT STUBBS P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2016	By:	/S/ GRACE KUNDE Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: February 29, 2016	By:	/S/ KENNETH M. WOOLLEY Kenneth M. Woolley Executive Chairman

Date: February 29, 2016	By:	/S/ KARL HAAS Karl Haas Director

Date: February 29, 2016	By:	/S/ ROGER B. PORTER Roger B. Porter Director

Date: February 29, 2016	By:	/S/ K. FRED SKOUSEN K. Fred Skousen Director

Date: February 29, 2016	By:	/S/ DIANE OLMSTEAD Diane Olmstead Director

Date: February 29, 2016	By:	/S/ GARY B. SABIN Gary B. Sabin Director