Form 10-Q
period 2016-03-31
Extra Space Storage Inc.
filed 2016-05-06
CIK 1289490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2016, was 125,207,702.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to:

•	adverse changes in general economic conditions, the real estate industry and the markets in which we operate;

•	failure to close pending acquisitions on expected terms, or at all;

•	the effect of competition from new and existing stores or other storage alternatives, which could cause rents and occupancy rates to decline;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions and developments successfully and to lease up those stores, which could adversely affect our profitability;

•	potential liability for uninsured losses and environmental contamination;

•	the impact of the regulatory environment as well as national, state and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	the failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for U.S. federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)

Assets:
Real estate assets, net	$5,933,959	$5,689,309
Investments in unconsolidated real estate ventures	89,224	103,007
Cash and cash equivalents	49,753	75,799
Restricted cash	32,003	30,738
Receivables from related parties and affiliated real estate joint ventures	15,739	2,205
Other assets, net	170,741	170,349

Total assets	$6,291,419	$6,071,407

Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$2,842,076	$2,758,567
Exchangeable senior notes, net	606,887	623,863
Notes payable to trusts, net	117,225	117,191
Lines of credit	116,000	36,000
Accounts payable and accrued expenses	77,108	82,693
Other liabilities	106,738	80,489

Total liabilities	3,866,034	3,698,803

Commitments and contingencies

Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 125,129,324 and 124,119,531 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,251	1,241
Additional paid-in capital	2,506,551	2,431,754
Accumulated other comprehensive loss	(35,939)	(6,352)
Accumulated deficit	(328,801)	(337,566)

Total Extra Space Storage Inc. stockholders’ equity	2,143,062	2,089,077
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	80,371	80,531
Noncontrolling interests in Operating Partnership	201,791	202,834
Other noncontrolling interests	161	162

Total noncontrolling interests and equity	2,425,385	2,372,604

Total liabilities, noncontrolling interests and equity	$6,291,419	$6,071,407

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues:
Property rental	$199,488	$148,894
Tenant reinsurance	20,555	16,510
Management fees and other income	9,360	7,750

Total revenues	229,403	173,154

Expenses:
Property operations	61,112	47,244
Tenant reinsurance	4,311	2,928
Acquisition related costs	4,053	869
General and administrative	23,402	16,249
Depreciation and amortization	42,897	30,428

Total expenses	135,775	97,718

Income from operations	93,628	75,436

Loss on earnout from prior acquisition	(1,544)	—
Interest expense	(31,359)	(21,431)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,233)	(697)
Interest income	1,714	856
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213

Income before equity in earnings of unconsolidated real estate ventures and income tax expense	62,419	55,377

Equity in earnings of unconsolidated real estate ventures	2,830	2,650
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	26,923	2,857
Income tax expense	(2,765)	(2,248)

Net income	89,407	58,636
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,180)	(2,926)
Net income allocated to Operating Partnership and other noncontrolling interests	(3,635)	(1,968)

Net income attributable to common stockholders	$82,592	$53,742

Earnings per common share
Basic	$0.66	$0.46

Diluted	$0.66	$0.46

Weighted average number of shares
Basic	124,754,174	116,117,615
Diluted	131,956,094	122,595,718

Cash dividends paid per common share	$0.59	$0.47

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net income	$89,407	$58,636

Other comprehensive income (loss):
Change in fair value of interest rate swaps	(31,148)	(6,593)

Total comprehensive income	58,259	52,043
Less: comprehensive income attributable to noncontrolling interests	5,254	4,617

Comprehensive income attributable to common stockholders	$53,005	$47,426

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statement of Noncontrolling Interests and Equity

(amounts in thousands, except share data)

(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2015	$14,189	$41,902	$10,730	$13,710	$202,834	$162	124,119,531	$1,241	$2,431,754	$(6,352)	$(337,566)	$2,372,604

Issuance of common stock upon the exercise of options	—	—	—	—	—	—	850	—	13	—	—	13
Restricted stock grants issued	—	—	—	—	—	—	47,768	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	—	(1,354)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	831,300	8	73,566	—	—	73,574
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	1,710	—	—	1,710
Redemption of Operating Partnership units for common stock	—	—	—	—	(12)	—	320	—	12	—	—	—
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	130,909	2	(776)	—	—	(774)
Net income	1,838	629	542	171	3,636	(1)	—	—	—	—	82,592	89,407
Other comprehensive income loss	(210)	—	—	—	(1,351)	—	—	—	—	(29,587)	—	(31,148)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	272	—	—	272
Distributions to Operating Partnership units held by noncontrolling interests	(1,788)	(629)	(542)	(171)	(3,316)	—	—	—	—	—	—	(6,446)
Dividends paid on common stock at $0.59 per share	—	—	—	—	—	—	—	—	—	—	(73,827)	(73,827)

Balances at March 31, 2016	$14,029	$41,902	$10,730	$13,710	$201,791	$161	125,129,324	$1,251	$2,506,551	$(35,939)	$(328,801)	$2,425,385

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$89,407	$58,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,897	30,428
Amortization of deferred financing costs	2,823	1,598
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	1,233	697
Non-cash interest expense related to amortization of premium on notes payable	(354)	(747)
Compensation expense related to stock-based awards	1,710	1,142
Gain on sale of real estate assets and purchase of joint venture partners’ interests	(26,923)	(2,857)
Loss on real estate transactions and earnout from prior acquisition	(1,544)	—
Distributions from unconsolidated real estate ventures in excess of earnings	998	2,601
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(2,878)	(2,367)
Other assets	(5,276)	(2,637)
Accounts payable and accrued expenses	(5,642)	6,032
Other liabilities	(985)	(5,087)

Net cash provided by operating activities	95,466	87,439

Cash flows from investing activities:
Acquisition of real estate assets	(234,820)	(77,082)
Development and redevelopment of real estate assets	(6,543)	(3,140)
Change in restricted cash	(1,265)	(10,105)
Investment in unconsolidated real estate ventures	(4,794)	—
Return of investment in unconsolidated real estate ventures	318	—
Purchase/issuance of notes receivable	(10,656)	—
Purchase of equipment and fixtures	(908)	(1,184)

Net cash used in investing activities	(258,668)	(91,511)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	73,574	—
Repurchase of exchangeable senior notes	(19,639)	—
Proceeds from notes payable and lines of credit	195,976	290,768
Principal payments on notes payable and lines of credit	(32,859)	(228,878)
Deferred financing costs	(1,286)	(1,419)
Net proceeds from exercise of stock options	13	970
Proceeds from termination of interest rate cap	1,650	—
Dividends paid on common stock	(73,827)	(54,732)
Distributions to noncontrolling interests	(6,446)	(4,996)

Net cash provided by financing activities	137,156	1,713

Net decrease in cash and cash equivalents	(26,046)	(2,359)
Cash and cash equivalents, beginning of the period	75,799	47,663

Cash and cash equivalents, end of the period	$49,753	$45,304

See accompanying notes to unaudited condensed consolidated financial statements.

	For the Three Months Ended March 31,
	2016	2015
Supplemental schedule of cash flow information
Interest paid	$24,873	$21,754
Income taxes paid	4,835	661

Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$(12)	$—
Common stock and paid-in capital	12	—
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$272	$644
Paid-in capital	(272)	(644)
Acquisitions of real estate assets
Real estate assets, net	$—	$11,009
Receivables from related parties and affiliated real estate joint ventures	—	(11,009)
Distribution of real estate from investments in unconsolidated real estate ventures
Real estate assets, net	$17,261	$—
Investments in unconsolidated real estate ventures	(17,261)	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2016, the Company had direct and indirect equity interests in 1,018 stores. In addition, the Company managed 353 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,371. These stores are located in 37 states, Washington, D.C. and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. The new standard will now become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company has not yet selected a transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU 2015-02 amends the criteria for determining if a service provider possesses a variable interest in a variable interest entity (“VIE”), and eliminates the presumption that a general partner should consolidate a limited partnership. The Company adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The guidance is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company adopted this guidance prospectively effective January 1, 2016. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under ASU 2016-02. The guidance is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$463	$—	$463	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(34,708)	$—	$(34,708)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2016 or December 31, 2015.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of March 31, 2016, the Company had eight stores classified as held for sale. The estimated fair value less selling costs of each of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 approximate fair value.

The fair values of the Company’s notes receivable from Preferred Operating Partnership unit holders and other fixed rate notes receivable were based on the discounted estimated future cash flows of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$130,856	$120,230	$128,216	$120,230
Fixed rate notes receivable	$85,927	$84,331	$86,814	$84,331
Fixed rate notes payable and notes payable to trusts	$2,329,420	$2,271,925	$1,828,486	$1,806,904
Exchangeable senior notes	$767,992	$640,725	$770,523	$660,364

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended March 31, 2016 and 2015, options to purchase approximately 67,812 and 19,762 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive, assuming full conversion at the average share price for the quarter of $86.91.

	For the Three Months Ended March 31,
	2016		2015
	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)
Series B Units	1,676,087	482,133	1,676,087	638,850
Series C Units	704,016	341,032	704,016	451,884
Series D Units	548,390	157,747	548,390	209,022

	2,928,493	980,912	2,928,493	1,299,756

The Operating Partnership had $65,725 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of March 31, 2016. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $54.87 per share as of March 31, 2016, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of March 31, 2016. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $95.40 per share as of March 31, 2016, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay such exchange obligation, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three months ended March 31, 2016 and 2015, 441,598 and 682,502 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three months ended March 31, 2016, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period. For the three months ended March 31, 2015, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the 2015 Notes were not outstanding during that time period.

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

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of March 31, 2016 of $41,902 by the closing price of the Company’s common stock as of March 31, 2016 of $93.46 per share. Assuming full exchange for common shares as of March 31, 2016, 448,342 shares would have been issued to the holders of the Series B Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series C Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of March 31, 2016 of $29,639 by the closing price of the Company’s common stock as of March 31, 2016 of $93.46 per share. Assuming full exchange for common shares as of March 31, 2016, 317,130 shares would have been issued to the holders of the Series C Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series D Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series D Units outstanding as of March 31, 2016 of $13,710 by the closing price of the Company’s common stock as of March 31, 2016 of $93.46 per share. Assuming full exchange for common shares as of March 31, 2016, 146,694 shares would have been issued to the holders of the Series D Units.

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended March 31,
	2016	2015

Net income attributable to common stockholders	$82,592	$53,742
Earnings and dividends allocated to participating securities	(165)	(119)

Earnings for basic computations	82,427	53,623

Earnings and dividends allocated to participating securities	—	119
Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	5,474	3,635
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(1,271)	(1,274)

Net income for diluted computations	$86,630	$56,103

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	124,754,174	116,117,615
Series A Units	875,480	875,480
OP Units	5,621,470	4,365,879
Unvested restricted stock awards included for treasury stock method	—	282,903
Shares related to exchangeable senior notes and dilutive stock options	704,970	953,841

Average number of common shares outstanding - diluted	131,956,094	122,595,718

Earnings per common share
Basic	$0.66	$0.46
Diluted	$0.66	$0.46

5.	STORE ACQUISITIONS

The following table shows the Company’s acquisitions of operating stores for the three months ended March 31, 2016, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid			Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Net Liabilities/ (Assets) Assumed	Real estate assets
New Mexico	1	3/29/2016	$10,958	$10,928	$30	$10,958
New Mexico	1	3/29/2016	17,940	17,905	35	17,940
Georgia	3	3/29/2016	25,087	25,069	18	25,087
Texas	1	3/21/2016	9,994	9,969	25	9,994
Illinois	1	2/25/2016	16,721	16,738	(17)	16,721
Massachusetts	1	2/16/2016	16,169	16,174	(5)	16,169
Florida, Maryland, Nevada, New York, Tennessee (1)	6	2/2/2016	53,898	53,940	(42)	98,082
Texas	3	1/14/2016	22,625	22,523	102	22,625
Florida	1	1/12/2016	9,001	8,980	21	9,001
Texas	3	1/7/2016	27,537	27,435	102	27,537
New Mexico	2	1/7/2016	15,607	15,495	112	15,607

2016 Totals	23		$225,537	$225,156	$381	$269,721

(1)	- On February 2, 2016, the Company acquired six stores from its VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. The Company owns 45.04% of VRS, with the other 54.96% owned by affiliates of Prudential Real Estate (“Prudential”). VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $17,261. Immediately after the distribution, the Company acquired Prudential’s 54.96% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, the Company determined that the fair value of its investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and the Company recorded a gain of $26,923 as a result of re-measuring to fair value its existing equity interest in ESP 122. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests on the Company’s condensed consolidated statements of operations.

Losses on Earnout from Prior Acquisition

In December 2014, the Company acquired a portfolio of five stores located in New Jersey and Virginia. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, the Company recorded an estimated liability related to this earnout provision. The operating income of these stores during the earnout period has been higher than expected, resulting in an increase in the estimate of the amount due to the sellers of $1,544, which was recorded as a loss and included in loss earnout from prior acquisitions in the Company’s condensed consolidated statements of operations for three months ended March 31, 2016.

6.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

On March 31, 2016, the Company entered into a new joint venture, ESS-H Baychester Investments LLC (“Baychester”). Baychester owns a single store in New York. The Company contributed $4,794 for a 44.4% interest in Baychester. The Company accounts for its investment in Baychester under the equity method of accounting.

7.	VARIABLE INTERESTS

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

The Company has not provided financing or other support during the periods presented to the Trusts that it was not previously contractually obligated to provide. The Company’s maximum exposure to loss as a result of its involvement with the Trusts is equal to the total amount of the notes discussed above less the amounts of the Company’s investments in the Trusts’ common securities. The net amount is equal to the notes payable that the Trusts owe to third parties for their investments in the Trusts’ preferred securities.

Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of March 31, 2016:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—

	119,590	3,590	116,000	—
Unamortized debt issuance costs	(2,365)

	$117,225	$3,590	$116,000	$—

The Company had no consolidated VIEs during the three months ended March 31, 2016.

8.	DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During the remainder of 2016, the Company estimates that an additional $16,403 will be reclassified as an increase to interest expense.

The Company held 29 derivative financial instruments which had a total combined notional amount of $1,850,111 as of March 31, 2016.

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:	Fair Value
Other assets	$463	$4,996
Other liabilities	$(34,708)	$(6,991)

Effect of Derivative Instruments

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Classification of Income (Expense)	For the Three Months Ended March 31,
Type		2016	2015
Swap Agreements	Interest expense	$(4,454)	$(2,297)

	Gain (loss) recognized in OCI For the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassifed from OCI For the Three Months Ended March 31,
Type	2016	2015		2016	2015

Swap Agreements	$(34,960)	$(8,875)	Interest expense	$(4,454)	$(2,297)

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

As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $34,708. As of March 31, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $37,240 including accrued interest.

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of March 31, 2016 was approximately 10.48 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

The Operating Partnership may redeem the 2015 Notes at any time to preserve the Company’s status as a REIT. In addition, on or after October 5, 2020, the Operating Partnership may redeem the 2015 Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the 2015 Notes. The holders of the 2015 Notes have the right to require the Operating Partnership to repurchase the 2015 Notes for cash, in whole or in part, on October 1 of the years 2020, 2025 and 2030 (unless the Operating Partnership has called the 2015 Notes for redemption), and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest. Certain events are considered “Events of Default,” as defined in the indenture governing the 2015 Notes, which may result in the accelerated maturity of the 2015 Notes.

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of March 31, 2016 was approximately 18.22 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

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

Additionally, the 2013 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended March 31, 2016. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ended June 30, 2016.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the 2013 Notes and 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discounts are being amortized as interest expense over the remaining period of the debt through its first redemption date: July 1, 2018 for the 2013 Notes, and October 1, 2020 for the 2015 Notes. The effective interest rate on the liability components of both the 2013 Notes and the 2015 Notes is 4.0%, which approximates the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	March 31, 2016	December 31, 2015
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597

Carrying amount of equity components	$22,597	$22,597

Principal amount of liability component 2013 Notes	$65,725	$85,364
Principal amount of liability component 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(1,827)	(2,605)
Unamortized discount - equity component - 2015 Notes	(20,533)	(21,565)
Unamortized cash discount - 2013 Notes	(438)	(633)
Unamortized debt issuance costs	(11,040)	(11,698)

Net carrying amount of liability components	$606,887	$623,863

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Contractual interest	$4,882	$1,484
Amortization of discount	1,233	697

Total interest expense recognized	$6,115	$2,181

Repurchases of 2013 Notes

During February 2016, the Company repurchased a total principal amount of $19,639 of the 2013 Notes. The Company paid cash for the principal amount, and issued a total of 130,909 shares of common stock valued at $11,380 for the exchange value in excess of the principal amount. The Company allocated the value of the consideration paid to repurchase the 2013 Notes (1) to the extinguishment of the liability component and (2) to the reacquisition of the equity component. The amount allocated to the extinguishment of the liability component is equal to the fair value of that component immediately prior to extinguishment. The difference between the consideration attributed to the extinguishment of the liability component and the sum of (a) the net carrying amount of the repurchased liability component, and (b) the related unamortized debt issuance costs, is recognized as a gain on debt extinguishment. The remaining settlement consideration is allocated to the reacquisition of the equity component of the repurchased 2013 Notes and recognized as a reduction of stockholders’ equity.

Information about the repurchase is as follows:

February 2016

Principal amount repurchased	$19,639

Amount allocated to:
Extinguishment of liability component	$18,887
Reacquisition of equity component	12,132

Total consideration paid for repurchase	$31,019

Exchangeable senior notes repurchased	$19,639
Extinguishment of liability component	(18,887)
Discount on exchangeable senior notes	(716)
Related debt issuance costs	(36)

Gain/(loss) on repurchase	$—

10.	STOCKHOLDERS’ EQUITY

On August 28, 2015, the Company filed a $400,000 “at the market” equity program with the Securities and Exchange Commission, and entered into separate equity distribution agreements with five sales agents. During the three months ended March 31, 2016, the Company sold 831,300 shares of common stock at an average sales price of $89.66 per share, resulting in net proceeds of $73,574.

11.	NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS

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

The outstanding Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $41,902. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

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

The outstanding Series C Units have a liquidation value of $42.10 per unit for a fixed liquidation value of $29,639. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution per OP Unit plus $0.18. Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance, divided by four. These distributions are cumulative. The Series C Units became redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units also became convertible into OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.

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

The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $13,710. Holders of the Series D Units receive distributions at an annual rate of 5.0%. These distributions are cumulative. The Series D Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.0% ownership interest in the Operating Partnership as of March 31, 2016. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 7.0% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at March 31, 2016 was $90.76 and there were 5,621,322 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2016 and the Company elected to pay the OP Unit holders cash, the Company would have paid $510,191 in cash consideration to redeem the units.

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

13.	OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interest of third parties in two consolidated joint ventures as of March 31, 2016. One of these consolidated joint ventures owns a single operating store in California, and the other owns a store under development in Texas. The voting interests of the third-party owners range from 17.5% to 20.0%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The income or losses attributable to this third-party owner based on its ownership percentage are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations.

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

14.	EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES—GAIN ON SALE OF REAL ESTATE AND PURCHASE OF JOINT VENTURE PARTNERS’ INTERESTS

On February 2, 2016, the Company acquired six operating stores from VRS in a step acquisition. The Company recognized a non-cash gain of $26,923 related to this transaction as a result of revaluing its existing equity interest upon the purchase of the remaining interest. See the Store Acquisitions footnote for more information.

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

15.	SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	March 31, 2016	December 31, 2015
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$89,224	$103,007

Total assets
Rental operations	$5,901,210	$5,674,030
Tenant reinsurance	34,180	37,696
Property management, acquisition and development	356,029	359,681

	$6,291,419	$6,071,407

	For the Three Months Ended March 31,
	2016	2015
Statement of Operations
Total revenues
Rental operations	$199,488	$148,894
Tenant reinsurance	20,555	16,510
Property management, acquisition and development	9,360	7,750

	229,403	173,154

Operating expenses, including depreciation and amortization
Rental operations	101,698	75,509
Tenant reinsurance	4,311	2,928
Property management, acquisition and development	29,766	19,281

	135,775	97,718

Income (loss) from operations
Rental operations	97,790	73,385
Tenant reinsurance	16,244	13,582
Property management, acquisition and development	(20,406)	(11,531)

	93,628	75,436

Loss on earnout from prior acquisition
Property management, acquisition and development	(1,544)	—

Interest expense
Rental operations	(30,565)	(21,157)
Property management, acquisition and development	(794)	(274)

	(31,359)	(21,431)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(1,233)	(697)

Interest income
Tenant reinsurance	3	4
Property management, acquisition and development	1,711	852

	1,714	856

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213

Equity in earnings of unconsolidated real estate ventures
Rental operations	2,830	2,650

Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners’ interests
Property management, acquisition and development	26,923	2,857

Income tax (expense) benefit
Rental operations	(845)	(754)
Tenant reinsurance	(2,663)	(1,874)
Property management, acquisition and development	743	380

	(2,765)	(2,248)

Net income (loss)
Rental operations	69,210	54,124
Tenant reinsurance	13,584	11,712
Property management, acquisition and development	6,613	(7,200)

	$89,407	$58,636

	For the Three Months Ended March 31,
	2016	2015
Depreciation and amortization expense
Rental operations	$40,586	$28,265
Property management, acquisition and development	2,311	2,163

	$42,897	$30,428

Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(234,820)	$(77,082)

Development and redevelopment of real estate assets
Property management, acquisition and development	$(6,543)	$(3,140)

16.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2016, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. Therefore, any estimate(s) of loss disclosed below represents what management believes to be an estimate of loss only for certain matters meeting these criteria and does not represent the Company’s maximum loss exposure. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

The Company currently has a legal proceeding pending against it that includes causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of this litigation matter, the Company recorded a liability of $4,000 during the three months ended March 31, 2016, which is included in other liabilities on the condensed consolidated balance sheet.

As of March 31, 2016, the Company was under contract to acquire 21 operating stores and nine stores to be acquired upon the completion of construction, for a total purchase price of $349,376. Of these stores, 26 are scheduled to close in 2016. The remaining stores will close upon completion of construction, expected to occur on various dates in 2017 and 2018. Additionally, the Company is under contract to acquire 10 stores with joint venture partners, for a total purchase price of $302,800. Seven of those stores are scheduled to close in 2016 while the remaining three stores are expected to close in 2017 and 2018.

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

17.	SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company has purchased 10 stores for a total purchase price of $88,048. These stores are located in Arizona, Colorado, Hawaii, Indiana and Texas.

On April 20, 2016, the Company sold seven stores located in Ohio and Indiana that had been classified as held for sale for $18,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2015. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2015 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

We continue to evaluate a range of new initiatives and opportunities in order to enable us to maximize stockholder value. Our strategies to maximize stockholder value include the following:

•	Maximize the performance of our stores through strategic, efficient and proactive management. We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our advanced technology system’s ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement more effective online marketing programs, which we believe will attract more customers to our stores at a lower net cost.

•	Acquire self storage stores. Our acquisitions team continues to pursue the acquisition of multi-store portfolios and single stores that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals.

•	Expand our management business. Our management business enables us to generate increased revenues through management fees and to expand our geographic footprint. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose stores would enhance our portfolio in the event an opportunity arises to acquire such stores.

PROPERTIES

As of March 31, 2016, we owned, had ownership interests in, or managed 1,371 stores in 37 states, Washington, D.C. and Puerto Rico. Of these 1,371 stores, we owned 769 stores, we held joint venture interests in 249 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 353 stores that are owned by third parties. These operating stores contain approximately 103 million square feet of rentable space in approximately 910,000 units.

Our stores are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population growth and income demographics. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions and management business have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% average occupancy rate for a full year measured as of January 1, or has been open for three years.

As of March 31, 2016, approximately 815,000 tenants were leasing storage units at the 1,371 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2016, the average length of stay was approximately 13.8 months for tenants that vacated during the preceeding twelve month period.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $14.98 for the three months ended March 31, 2016, compared to $13.99 for the three months ended March 31, 2015. Average annual rent per square foot for new leases was $15.72 for the three months ended March 31, 2016, compared to $14.51 for the three months ended March 31, 2015. The average discounts, as a percentage of rental revenues, during these periods were 3.9% and 4.1%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized stores by state as of March 31, 2016 and 2015. The information as of March 31, 2015 is on a pro forma basis as though all the stores owned and/or managed at March 31, 2016 were under our control as of March 31, 2015.

Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of March 31, 2016 (1)	Number of Units as of March 31, 2015	Net Rentable Square Feet as of March 31, 2016 (2)	Net Rentable Square Feet as of March 31, 2015	Square Foot Occupancy % March 31, 2016	Square Foot Occupancy % March 31, 2015

Wholly-Owned Stores
Alabama	8	4,590	4,521	559,426	559,771	90.5%	86.6%
Arizona	18	10,478	10,445	1,214,237	1,216,269	92.7%	91.2%
California	135	102,827	102,222	10,721,250	10,719,024	94.8%	93.8%
Colorado	12	5,942	5,934	737,269	739,109	91.7%	94.2%
Connecticut	5	3,141	3,133	298,846	299,429	92.6%	93.9%
Florida	76	53,761	53,373	5,756,042	5,741,030	93.1%	91.6%
Georgia	47	27,677	27,721	3,621,411	3,636,047	90.2%	90.2%
Hawaii	5	5,854	5,654	344,348	337,637	93.4%	93.5%
Illinois	21	14,380	14,449	1,550,596	1,597,719	89.8%	89.8%
Indiana	9	4,831	4,765	556,143	555,310	91.3%	90.8%
Kansas	1	530	507	49,991	50,361	94.0%	88.9%
Kentucky	9	5,011	4,998	670,761	670,936	86.4%	86.9%
Louisiana	2	1,407	1,408	150,090	149,990	90.6%	91.9%
Maryland	25	19,022	18,813	1,967,352	1,968,030	91.7%	91.8%
Massachusetts	36	22,453	22,218	2,242,530	2,246,607	91.5%	93.3%
Michigan	3	1,826	1,805	260,001	255,697	89.4%	91.3%
Mississippi	3	1,473	1,483	220,402	221,482	82.6%	85.1%
Missouri	6	3,239	3,241	385,961	387,551	91.9%	89.9%
Nevada	15	9,115	9,149	1,315,241	1,315,510	89.7%	89.6%
New Hampshire	2	1,030	1,015	126,233	125,748	93.2%	96.0%
New Jersey	56	43,509	43,425	4,238,960	4,234,962	91.8%	91.7%
New Mexico	7	3,981	3,923	487,373	485,635	92.4%	91.2%
New York	22	20,031	19,926	1,648,585	1,646,931	91.4%	92.0%
North Carolina	11	6,824	6,771	761,855	763,149	91.8%	91.7%
Ohio	21	11,416	11,288	1,487,593	1,480,079	91.1%	91.6%
Oregon	3	2,156	2,155	250,130	250,450	94.0%	94.4%
Pennsylvania	14	9,639	9,633	1,043,786	1,040,938	86.7%	88.0%
Rhode Island	2	1,252	1,212	131,681	131,141	90.6%	94.5%
South Carolina	20	11,168	11,163	1,510,849	1,518,738	87.8%	87.9%
Tennessee	19	11,028	10,995	1,536,761	1,536,157	88.4%	90.4%
Texas	78	50,535	50,779	6,515,537	6,536,546	89.1%	87.4%
Utah	8	4,229	4,240	523,181	523,056	95.1%	92.5%
Virginia	36	27,099	26,950	2,893,850	2,894,098	90.4%	88.0%
Washington	6	3,598	3,589	428,678	428,603	95.7%	90.2%

Total Wholly-Owned Stabilized	741	505,052	502,903	56,206,949	56,263,740	91.5%	91.0%

Joint-Venture Stores
Alabama	2	1,172	1,156	145,206	145,146	93.3%	90.2%
Arizona	7	4,315	4,263	491,988	492,603	92.9%	92.3%
California	66	47,621	47,265	4,828,882	4,831,016	95.0%	94.3%
Colorado	2	1,315	1,322	158,070	159,454	91.2%	92.9%
Connecticut	7	5,323	5,316	611,765	611,840	92.3%	93.3%
Delaware	1	596	592	71,610	71,705	82.0%	93.1%
Florida	15	12,652	12,455	1,260,787	1,264,400	93.5%	92.0%
Georgia	2	1,090	1,069	150,959	152,554	90.7%	89.4%
Illinois	5	3,488	3,477	366,205	365,165	91.3%	91.5%
Indiana	5	2,257	2,214	288,575	287,973	92.0%	91.5%
Kansas	2	848	842	109,565	109,195	91.0%	91.6%
Kentucky	4	2,280	2,276	257,199	257,439	88.0%	89.2%
Maryland	11	9,097	8,947	865,363	862,690	91.6%	90.7%
Massachusetts	13	7,081	6,947	774,443	783,629	90.1%	91.9%
Michigan	8	4,890	4,830	615,363	614,292	92.6%	93.9%
Missouri	1	541	535	61,075	61,075	88.5%	86.9%
Nevada	3	1,818	1,805	200,312	200,098	92.6%	93.3%
New Hampshire	2	801	795	85,061	84,631	91.8%	92.7%
New Jersey	16	13,045	13,004	1,359,247	1,357,516	92.2%	90.4%
New Mexico	7	3,643	3,606	396,575	397,044	91.5%	91.9%
New York	11	10,221	10,340	868,048	873,216	92.2%	92.4%
Ohio	6	3,150	3,142	414,962	415,429	89.1%	89.5%
Oregon	1	655	654	64,970	64,970	96.1%	92.6%
Pennsylvania	9	6,348	6,344	699,454	697,217	90.6%	91.0%
Tennessee	12	6,728	6,715	877,663	878,643	91.6%	92.5%
Texas	13	8,515	8,449	1,131,503	1,128,126	92.7%	95.0%
Virginia	12	8,667	8,640	918,212	917,864	90.4%	91.4%
Washington, DC	1	1,693	1,547	104,690	102,492	91.0%	91.9%

Total Joint-Venture Stabilized	244	169,850	168,547	18,177,752	18,187,422	92.6%	92.6%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Properties	Number of Units as of December 31, 2016 (1)	Number of Units as of December 31, 2015	Net Rentable Square Feet as of December 31, 2016 (2)	Net Rentable Square Feet as of December 31, 2015	Square Foot Occupancy % December 31, 2016	Square Foot Occupancy % December 31, 2015

Managed Stores
Alabama	10	4,997	4,994	664,213	677,723	88.4%	88.1%
Arizona	3	1,290	1,223	230,115	229,967	92.4%	92.4%
California	84	54,496	55,037	6,859,232	6,915,726	93.0%	87.8%
Colorado	19	10,371	10,246	1,235,236	1,229,548	85.7%	90.4%
Connecticut	1	475	465	62,088	61,865	94.1%	91.1%
Florida	36	22,830	22,975	2,772,863	2,777,588	92.3%	90.6%
Georgia	8	3,932	3,947	576,170	592,742	93.1%	91.1%
Hawaii	6	4,790	5,016	349,804	350,372	92.2%	89.1%
Illinois	10	5,704	5,719	618,861	618,757	83.9%	83.7%
Indiana	15	8,243	8,243	1,009,944	1,028,634	88.9%	87.8%
Kentucky	2	1,334	1,328	219,667	219,777	89.6%	97.9%
Louisiana	1	983	999	131,605	133,490	89.7%	88.3%
Maryland	17	11,938	11,689	1,136,694	1,137,701	87.9%	87.8%
Michigan	4	2,189	2,187	261,706	261,516	82.3%	85.4%
Mississippi	1	679	685	115,688	115,918	95.6%	94.6%
Missouri	4	2,129	2,036	251,341	230,380	85.5%	85.4%
Nevada	6	5,149	5,200	578,470	579,520	87.7%	82.9%
New Jersey	4	2,101	2,097	234,938	235,417	89.8%	88.0%
New Mexico	1	802	806	103,535	103,535	86.2%	86.4%
New York	1	2,048	2,049	88,001	88,000	93.0%	94.5%
North Carolina	6	2,601	2,576	373,592	373,834	85.2%	90.6%
Ohio	7	2,562	2,546	343,566	354,716	90.0%	92.2%
Oklahoma	3	1,923	1,953	335,864	344,992	82.5%	87.2%
Oregon	1	447	455	39,435	39,419	95.2%	97.7%
Pennsylvania	13	6,984	6,950	857,512	859,682	91.7%	91.1%
South Carolina	4	2,609	2,591	348,518	347,858	91.4%	85.1%
Tennessee	2	910	909	131,600	131,360	93.8%	90.4%
Texas	31	16,380	16,100	2,249,335	2,224,601	86.3%	84.7%
Utah	5	2,538	2,537	380,047	381,077	94.4%	90.6%
Virginia	5	3,030	3,002	302,979	303,769	91.3%	87.9%
Washington	1	485	493	48,738	48,792	86.9%	85.5%
Washington, DC	2	1,267	1,267	112,334	112,334	89.3%	90.7%
Puerto Rico	4	2,686	2,666	287,314	287,049	85.6%	86.8%

Total Managed Stabilized	317	190,902	190,986	23,311,005	23,397,659	90.1%	88.3%

Total Stabilized Stores	1,302	865,804	862,436	97,695,706	97,848,821	91.4%	90.6%

(1)	Represents unit count as of March 31, 2016, which may differ from unit count as of March 31, 2015 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of March 31, 2016, which may differ from rentable square feet as of March 31, 2015 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of March 31, 2016 and 2015. The information as of March 31, 2015 is on a pro forma basis as though all the stores owned and/or managed at March 31, 2016 were under our control as of March 31, 2015.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of March 31, 2016 (1)	Number of Units as of March 31, 2015	Net Rentable Square Feet as of March 31, 2016 (2)	Net Rentable Square Feet as of March 31, 2015	Square Foot Occupancy % March 31, 2016	Square Foot Occupancy % March 31, 2015

Wholly-Owned Stores
Arizona	1	894	896	122,092	122,457	81.5%	46.2%
California (3)	2	588	—	73,317	—	31.2%	0.0%
Connecticut	1	1,108	1,105	89,870	89,460	91.6%	64.2%
Florida	2	1,239	544	157,525	81,941	75.4%	86.4%
Georgia	3	1,880	598	219,715	52,365	62.8%	92.1%
Illinois	3	2,753	658	216,982	52,757	48.6%	61.2%
Maryland	1	988	988	103,135	103,171	91.0%	81.3%
Massachusetts	2	1,711	—	152,715	—	40.2%	0.0%
North Carolina	2	1,607	394	155,033	37,780	60.6%	96.1%
Oregon	1	599	—	76,397	—	76.5%	0.0%
South Carolina	1	652	674	58,615	58,565	89.4%	41.4%
Texas	8	5,023	3,720	620,220	452,175	67.7%	47.9%
Virginia	1	501	455	56,405	56,805	93.0%	69.3%

Total Wholly-Owned in Lease-up	28	19,543	10,032	2,102,021	1,107,476	66.5%	60.1%

Joint-Venture Stores
Arizona	1	606	—	62,200	—	53.6%	0.0%
California	1	610	690	59,529	59,489	88.3%	13.4%
Colorado	1	814	—	85,043	—	0.7%	0.0%
New Jersey	1	873	—	74,511	—	59.4%	0.0%
New York	1	1,109	—	66,950	—	41.8%	0.0%

Total Joint-Venture in Lease-up	5	4,012	690	348,233	59,489	45.6%	13.4%

Managed Stores
California	4	1,581	1,460	208,280	267,529	67.1%	73.0%
Colorado	4	2,811	1,187	290,421	134,819	52.1%	27.3%
Florida	3	1,815	849	177,227	91,083	63.5%	65.4%
Georgia	1	553	552	69,367	69,030	62.3%	12.2%
Illinois	1	674	673	46,435	46,417	86.3%	61.9%
Maryland	4	2,897	2,097	249,350	186,172	54.5%	44.3%
Massachusetts	1	902	902	70,106	70,076	62.8%	2.6%
Minnesota	1	643	—	62,713	—	21.3%	0.0%
Nevada	1	1,453	1,487	196,986	196,275	72.8%	51.9%
New Jersey	1	990	—	109,952	—	1.1%	0.0%
New York	1	344	345	33,684	33,764	96.6%	46.6%
North Carolina	5	2,729	1,674	310,385	200,726	53.6%	41.9%
Oregon	1	272	—	27,100	—	64.8%	0.0%
South Carolina	4	2,979	1,002	319,346	97,620	58.6%	38.5%
Texas	1	566	—	65,409	—	11.8%	0.0%
Virginia	1	455	459	51,299	51,771	92.7%	53.7%
Washington	1	686	733	80,730	81,230	91.6%	13.3%

Total Managed in Lease-up	36	22,885	13,716	2,436,650	1,568,472	57.4%	46.5%

Total Lease-up Stores	69	46,440	24,438	4,886,904	2,735,437	60.5%	51.3%

(1)	Represents unit count as of March 31, 2016, which may differ from unit count as of March 31, 2015 due to unit conversions or expansions.
(2)	Represents net rentable square feet as of March 31, 2016, which may differ from rentable square feet as of March 31, 2015 due to unit conversions or expansions.
(3)	In October 2014, a store located in Venice, California was damaged by fire. During the re-construction period all units are unavailable.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2016 and 2015

Overview

Results for the three months ended March 31, 2016 included the operations of 1,018 stores (769 wholly-owned, one in a consolidated joint venture, and 248 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2015, which included the operations of 835 stores (565 wholly-owned, 20 consolidated joint ventures, and 250 in joint ventures accounted for using the equity method).

Revenues

The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenues:
Property rental	$199,488	$148,894	$50,594	34.0%
Tenant reinsurance	20,555	16,510	4,045	24.5%
Management fees and other income	9,360	7,750	1,610	20.8%

Total revenues	$229,403	$173,154	$56,249	32.5%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2016 was the result of an increase of $36,872 associated with acquisitions completed in 2016 and 2015, and an increase of $13,087 as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. Revenues at our lease-up stores increased by $635 for the three months ended March 31, 2016 when compared to the same period in the prior year. We acquired 23 operating stores during the three months ended March 31, 2016 and 171 operating stores during 2015. Occupancy at our wholly-owned stabilized stores increased to 91.5% at March 31, 2016, as compared to 91.0% at March 31, 2015. The achieved rental rate to new tenants for the three months ended March 31, 2016 increased an average of approximately 8% over the same period in the prior year.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to the increase in the number of stores operated. We operated 1,371 stores at March 31, 2016 compared to 1,106 stores at March 31, 2015.

Management Fees and Other Income—Our taxable REIT subsidiary (“TRS”), Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees represent approximately 6% of cash collected from these stores. We also earn an asset management fee from one of our joint ventures, equal to 0.5% of the total asset value, provided certain conditions are met. The increase in management fee revenues was due to an increase in revenues at the managed stores as a result of increases in occupancy and rental rates, and to an increase in the number of properties managed. We managed 601 stores as of March 31, 2016, compared to 521 as of March 31, 2015.

Expenses

The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Expenses:
Property operations	$61,112	$47,244	$13,868	29.4%
Tenant reinsurance	4,311	2,928	1,383	47.2%
Acquisition related costs	4,053	869	3,184	366.4%
General and administrative	23,402	16,249	7,153	44.0%
Depreciation and amortization	42,897	30,428	12,469	41.0%

Total expenses	$135,775	$97,718	$38,057	38.9%

Property Operations—The increase in property operations expense during the three months ended March 31, 2016 was primarily the result of an increase of $13,188 associated with acquisitions completed in 2016 and 2015 and an increase of $517 associated with increases in expenses at our stabilized properties. The increases in expenses at our stabilized properties consisted primarily of increases in credit card merchant fees, property taxes and insurance. We acquired 23 operating stores during the three months ended March 31, 2016, and 171 operating stores during the year ended December 31, 2015.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase was primarily due to the increase in the number of stores we owned and/or managed. March 31, 2016, we owned and/or managed 1,371 stores compared to 1,106 stores at March 31, 2015.

Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increase in these expenses for the three months ended March 31, 2016 compared to the same period in the prior year was due to an increase in the number of acquisitions completed during these periods. We completed the acquisition of 23 stores during the three months ended March 31, 2016 compared to eight stores during the same period in the prior year.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the three months ended March 31, 2016 increased when compared to the same period in the prior year primarily due to the overall cost associated with the management of additional stores. At March 31, 2016, we owned and/or managed 1,371 stores compared to 1,106 stores at March 31, 2015. Additionally, during the three months ended March 31, 2016, we accrued a $4,000 expense related the potential settlement of a legal action. We did not observe any other material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 23 stores during three months ended March 31, 2016 and 171 stores during 2015.

Other Revenues and Expenses

The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Other income and expenses:
Loss on earnout from prior acquisitions	$(1,544)	$—	$(1,544)	(100.0%)
Interest expense	(31,359)	(21,431)	(9,928)	46.3%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,233)	(697)	(536)	76.9%
Interest income	1,714	856	858	100.2%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—
Equity in earnings of unconsolidated real estate ventures	2,830	2,650	180	6.8%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests	26,923	2,857	24,066	842.4%
Income tax expense	(2,765)	(2,248)	(517)	23.0%

Total other expense, net	$(4,221)	$(16,800)	$12,579	(74.9%)

Loss on Earnout from Prior Acquisition—During 2014, we acquired a portfolio of five stores. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, we recorded an estimated liability related to this provision. The operating income of these stores during the earnout period has been higher than expected, resulting in an increase in the payment due to the sellers of $1,544, which was recorded as a loss during the three months ended March 31, 2016.

Interest Expense—The increase in interest expense during the three months ended March 31, 2016 was the result of increases in debt over the same period in the prior year. The total face value of our debt, including our lines of credit, was $3,741,731 at March 31, 2016 compared to $2,441,547 at March 31, 2015.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability. The increase for the three months ended March 31, 2016 when compared to the same period in the prior year is due to the issuance of $575,000 principal amount of the 2015 Notes in September 2015.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increase for the three months ended March 31, 2016 related primarily to the increase in notes receivable when compared to the same period in the prior year. We had $85,461 of notes receivable included in other assets on the condensed consolidated balance sheets as of March 31, 2016, compared to only $14,054 as of March 31, 2015. The primary increase was due to a note receivable of $84,331 that we issued on October 1, 2015 related to the acquisition of SmartStop Self Storage LLC and related transactions.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The increase for the three months ended March 31, 2016 compared to the same period in the prior year was primarily the result of increases in revenue at the stores owned by the joint ventures. This increase was offset by the lower income in our VRS joint venture (defined below) due to the joint venture having six fewer stores subsequent to the Company’s acquisition of these stores on February 2, 2016.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests—On February 2, 2016, we acquired six stores from our VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. We own 45.04% of VRS, with the other 54.96% owned by affiliates of Prudential Real Estate (“Prudential”). VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to Prudential and us on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $17,261, Immediately after the distribution, we acquired Prudential’s 54.96% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, we determined that the fair value of our investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and we recorded a gain of $26,923 as a result of re-measuring to fair value our existing equity interest in ESP 122.

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

Income Tax Expense—For the three months ended March 31, 2016, the increase in income tax expense is the result of an increase in income earned by our “TRS” when compared to the same period in the prior year.

Net Income Allocated to Noncontrolling Interests

The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(3,180)	$(2,926)	$(254)	8.7%
Net income allocated to Operating Partnership and other noncontrolling interests	(3,635)	(1,968)	(1,667)	84.7%

Total income allocated to noncontrolling interests:	$(6,815)	$(4,894)	$(1,921)	39.3%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—Income allocated to the Preferred Operating Partnership noncontrolling interests for the three months ended March 31, 2016 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.65% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.2% and 3.5% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the three months ended March 31, 2016 and 2015, respectively.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Net income attributable to common stockholders	$82,592	$53,742

Adjustments:
Real estate depreciation	36,436	26,118
Amortization of intangibles	4,736	2,797
Loss on earnout from prior acquisitions	1,544	—
Unconsolidated joint venture real estate depreciation and amortization	1,015	1,057
Unconsolidated joint venture gain on sale of real estate and purchase of partners’ interests	(26,923)	(2,857)
Distributions paid on Series A Preferred Operating Partnership units	(1,271)	(1,274)
Income allocated to Operating Partnership noncontrolling interests	6,816	4,893

Funds from operations attributable to common stockholders	$104,945	$84,476

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

	For the Three Months Ended March 31,		Percent
	2016	2015	Change
Same-store rental and tenant reinsurance revenues	$170,471	$156,233	9.1%
Same-store operating and tenant reinsurance expenses	48,576	47,673	1.9%

Same-store net operating income	$121,895	$108,560	12.3%

Non same-store rental and tenant reinsurance revenues	$49,572	$9,171	440.5%
Non same-store operating and tenant reinsurance expenses	$16,847	$2,499	574.1%

Total rental and tenant reinsurance revenues	$220,043	$165,404	33.0%
Total operating and tenant reinsurance expenses	$65,423	$50,172	30.4%

Same-store square foot occupancy as of quarter end	92.8%	92.1%

Properties included in same-store	564	564

Same-store revenues for the three months ended March 31, 2016 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses were higher for the three months ended March 31, 2016 due to increases in tenant reinsurance expense, credit card merchant fees, property taxes and insurance. Increases in expenses were partially offset by decreases in utility expense, snow removal and repairs and maintenance during the three months ended March 31, 2016.

CASH FLOWS

Cash flows provided by operating activities were $95,466 and $87,439, respectively for the three months ended March 31, 2016 and 2015. The increase was primarily due to an increase in net income of $30,771, and an increase in depreciation and amortization of $12,469. These increases were offset by a non-cash gain on the purchase of joint venture partners’ interests of $26,923 for the three months ended March 31,2016. This non-cash gain was the result of a step acquisition of six stores that were previously owned by our VRS joint venture.

Cash used in investing activities was $258,668 and $91,511, respectively, for the three months ended March 31, 2016 and 2015. The increase was primarily due to an increase in cash paid for the acquisition of real estate assets of $157,738. We purchased 23 stores during the three months ended March 31, 2016, compared to only eight stores purchased during the three months ended March 31, 2015. There was also an increase of $10,656 in cash paid for the issuance of notes receivable for the three months ended March 31, 2016 when compared to the same period in the prior year.

Cash provided by financing activities was $137,156 and $1,713, respectively, for the three months ended March 31, 2016 and 2015. The change related primarily to an increase in net proceeds from the sale of common stock of $73,574 and a decrease in principal payments on notes payable and lines of credit of $196,019 for the three months ended March 31, 2016 when compared to the same period in the prior year. These increases were offset by a decrease in proceeds from notes payable and lines of credit of $94,792, an increase in the cash paid for the repurchase of exchangeable senior notes of $19,639, and an increase in the cash paid for dividends of $19,095.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $49,753 available in cash and cash equivalents. We intend to use this cash for acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2015 and the first three months of 2016, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of March 31, 2016
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)	Notes
Credit Line 1	$75,000	$180,000	2.1%	6/4/2010	6/30/2018	LIBOR plus 1.7%		(2)
Credit Line 2	4,000	50,000	2.2%	11/16/2010	2/13/2017	LIBOR plus 1.8%		(3)
Credit Line 3	31,000	80,000	2.1%	4/29/2011	11/18/2016	LIBOR plus 1.7%		(3)
Credit Line 4	6,000	50,000	2.1%	9/29/2014	9/29/2017	LIBOR plus 1.7%		(3)

	$116,000	$360,000

(1)	30-day USD LIBOR
(2)	One two-year extension available
(3)	Two one-year extensions available

As of March 31, 2016, we had $3,741,731 face value of debt, resulting in a debt to total enterprise value ratio of 22.9%. As of March 31, 2016, the ratio of total fixed-rate debt and other instruments to total debt was 77.8% (including $2,009,062 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2016 was 3.2%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2016.

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

Typically, we invest in or form consolidated special purpose entities to assist us in obtaining secured permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage lien on the property or properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

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

As of March 31, 2016, we had $3,741,731 in total face value of debt, of which $728,866 was subject to variable interest rates without floors or caps (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $7,289 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$130,856	$120,230	$128,216	$120,230
Fixed rate notes receivable	$85,927	$84,331	$86,814	$84,331
Fixed rate notes payable and notes payable to trusts	$2,329,420	$2,271,925	$1,828,486	$1,806,904
Exchangeable senior notes	$767,992	$640,725	$770,523	$660,364

The fair value of our note receivable from Preferred Operating Partnership unit holders and other notes receivable was based on the discounted estimated future cash flows of the note (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of our fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of our exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

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

We currently have a legal proceeding pending against us that includes causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of this litigation matter, we recorded a liability of $4,000,000 during the three months ended March 31, 2016, which is included in other liabilities on the condensed consolidated balance sheet.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 6, 2016	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)