Form 10-Q
period 2016-06-30
Extra Space Storage Inc.
filed 2016-08-05
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2016, was 125,789,327.

Table of Contents

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

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	the failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for U.S. federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Real estate assets, net	$6,164,787	$5,689,309
Investments in unconsolidated real estate ventures	99,576	103,007
Cash and cash equivalents	41,058	75,799
Restricted cash	15,232	30,738
Receivables from related parties and affiliated real estate joint ventures	485	2,205
Other assets, net	137,860	170,349
Total assets	$6,458,998	$6,071,407
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$2,985,320	$2,758,567
Exchangeable senior notes, net	606,422	623,863
Notes payable to trusts, net	117,258	117,191
Lines of credit	88,000	36,000
Accounts payable and accrued expenses	91,188	82,693
Other liabilities	127,593	80,489
Total liabilities	4,015,781	3,698,803
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 125,238,660 and 124,119,531 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,252	1,241
Additional paid-in capital	2,510,744	2,431,754
Accumulated other comprehensive loss	(53,845)	(6,352)
Accumulated deficit	(343,444)	(337,566)
Total Extra Space Storage Inc. stockholders' equity	2,114,707	2,089,077
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	135,167	80,531
Noncontrolling interests in Operating Partnership	193,182	202,834
Other noncontrolling interests	161	162
Total noncontrolling interests and equity	2,443,217	2,372,604
Total liabilities, noncontrolling interests and equity	$6,458,998	$6,071,407

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Property rental	$211,791	$161,024	$411,279	$309,918
Tenant reinsurance	21,654	17,340	42,209	33,850
Management fees and other income	10,828	7,496	20,188	15,246
Total revenues	244,273	185,860	473,676	359,014
Expenses:
Property operations	62,430	48,209	123,542	95,453
Tenant reinsurance	3,941	3,283	8,252	6,211
Acquisition related costs and other	3,138	4,554	7,191	5,423
General and administrative	20,512	16,655	43,914	32,904
Depreciation and amortization	43,950	31,552	86,847	61,980
Total expenses	133,971	104,253	269,746	201,971
Income from operations	110,302	81,607	203,930	157,043
Gain on real estate transactions and earnout from prior acquisition	11,358	400	9,814	400
Interest expense	(32,802)	(22,811)	(64,161)	(44,242)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,240)	(696)	(2,473)	(1,393)
Interest income	1,625	428	3,339	1,284
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	2,425	2,425
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	90,455	60,140	152,874	115,517
Equity in earnings of unconsolidated real estate ventures	3,358	3,001	6,188	5,651
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	—	—	26,923	2,857
Income tax expense	(3,773)	(2,185)	(6,538)	(4,433)
Net income	90,040	60,956	179,447	119,592
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,434)	(3,007)	(6,614)	(5,933)
Net income allocated to Operating Partnership and other noncontrolling interests	(3,562)	(2,610)	(7,197)	(4,578)
Net income attributable to common stockholders	$83,044	$55,339	$165,636	$109,081
Earnings per common share
Basic	$0.66	$0.47	$1.33	$0.93
Diluted	$0.66	$0.47	$1.32	$0.92
Weighted average number of shares
Basic	124,914,467	116,861,678	124,678,293	116,491,710
Diluted	132,025,915	124,475,890	132,152,519	123,477,241
Cash dividends paid per common share	$0.78	$0.59	$1.37	$1.06

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$90,040	$60,956	$179,447	$119,592
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(18,797)	6,305	(49,945)	(288)
Total comprehensive income	71,243	67,261	129,502	119,304
Less: comprehensive income attributable to noncontrolling interests	6,105	5,941	11,359	10,558
Comprehensive income attributable to common stockholders	$65,138	$61,320	$118,143	$108,746

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2015	$14,189	$41,902	$10,730	$13,710	$202,834	$162	124,119,531	$1,241	$2,431,754	$(6,352)	$(337,566)	$2,372,604
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	22,855	—	313	—	—	313
Restricted stock grants issued	—	—	—	—	—	—	98,373	—	—	—	—	—
Restricted stock grants canceled	—	—	—	—	—	—	(5,909)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	831,300	9	73,360	—	—	73,369
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,093	—	—	4,093
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	1,405	—	—	—	—	—	—	1,405
Redemption of Operating Partnership units for sale of property	—	—	—	—	(7,689)	—	—	—		—	—	(7,689)
Redemption of Operating Partnership units for common stock	—	—	—	—	(829)	—	23,570	—	829	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	55,037	—	—	—	—	—	—	—	55,037
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	148,940	2	(872)	—	—	(870)
Net income	3,674	1,257	1,218	465	7,198	(1)	—	—	—	—	165,636	179,447
Other comprehensive income (loss)	(332)	—	—	—	(2,120)	—	—	—	—	(47,493)	—	(49,945)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	1,267	—	—	1,267
Distributions to Operating Partnership units held by noncontrolling interests	(3,742)	(1,258)	(1,218)	(465)	(7,617)	—	—	—	—	—	—	(14,300)
Dividends paid on common stock at $1.37 per share	—	—	—	—	—	—	—	—	—	—	(171,514)	(171,514)
Balances at June 30, 2016	$13,789	$41,901	$10,730	$68,747	$193,182	$161	125,238,660	$1,252	$2,510,744	$(53,845)	$(343,444)	$2,443,217
See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$179,447	$119,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,847	61,980
Amortization of deferred financing costs	5,617	3,328
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	2,473	1,393
Non-cash interest expense related to amortization of premium on notes payable	(696)	(1,682)
Compensation expense related to stock-based awards	4,093	2,795
Gain on sale of real estate assets and purchase of joint venture partners' interests	(26,923)	(2,857)
Gain on real estate transactions and earnout from prior acquisition	(9,814)	(400)
Distributions from unconsolidated real estate ventures in excess of earnings	1,936	3,459
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	1,720	(1,302)
Other assets	(1,186)	(2,961)
Accounts payable and accrued expenses	(402)	3,857
Other liabilities	(3,442)	(3,915)
Net cash provided by operating activities	239,670	183,287
Cash flows from investing activities:
Acquisition of real estate assets	(435,298)	(240,892)
Development and redevelopment of real estate assets	(14,400)	(9,926)
Proceeds from sale of real estate assets	17,582	800
Change in restricted cash	15,506	(179)
Investment in unconsolidated real estate ventures	(19,309)	—
Return of investment in unconsolidated real estate ventures	1,318	—
Purchase/issuance of notes receivable	(10,656)	—
Principal payments received from notes receivable	41,393	—
Purchase of equipment and fixtures	(2,128)	(2,592)
Net cash used in investing activities	(405,992)	(252,789)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	73,369	416,643
Repurchase of exchangeable senior notes	(22,192)	—
Proceeds from notes payable and lines of credit	492,880	892,140
Principal payments on notes payable and lines of credit	(222,923)	(973,656)
Deferred financing costs	(5,702)	(3,451)
Net proceeds from exercise of stock options	313	1,102
Proceeds from termination of interest rate cap	1,650	—
Dividends paid on common stock	(171,514)	(123,473)
Distributions to noncontrolling interests	(14,300)	(11,573)
Net cash provided by financing activities	131,581	197,732
Net decrease in cash and cash equivalents	(34,741)	128,230
Cash and cash equivalents, beginning of the period	75,799	47,663
Cash and cash equivalents, end of the period	$41,058	$175,893

	For the Six Months Ended June 30,
	2016	2015
Supplemental schedule of cash flow information
Interest paid	$59,676	$40,984
Income taxes paid	8,516	1,431
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$(829)	$(138)
Common stock and paid-in capital	829	138
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$1,267	$(1,242)
Paid-in capital	(1,267)	1,242
Acquisitions of real estate assets
Real estate assets, net	$65,960	$122,132
Operating Partnership units issued	(56,237)	(106,522)
Notes payable assumed	(9,723)	—
Receivables from related parties and affiliated real estate joint ventures	—	(15,610)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$7,567	$—
Development and redevelopment of real estate assets	1,298	—
Accounts payable and accrued expenses	(8,865)	—
Distribution of real estate from investments in unconsolidated real estate ventures
Real estate assets, net	$17,261	$—
Investments in unconsolidated real estate ventures	(17,261)	—
Disposition of real estate assets
Real estate assets, net	$(7,689)	$—
Operating Partnership units redeemed	7,689	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2016, the Company had direct and indirect equity interests in 1,035 stores. In addition, the Company managed 377 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,412. These stores are located in 37 states, Washington, D.C. and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$36	$—	$36	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(53,103)	$—	$(53,103)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2016 or December 31, 2015.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of June 30, 2016, the Company had one store and one parcel of undeveloped land classified as held for sale. The estimated fair value less selling costs of each of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$131,701	$120,230	$128,216	$120,230
Fixed rate notes receivable	$54,825	$53,593	$86,814	$84,331
Fixed rate notes payable and notes payable to trusts	$2,446,724	$2,367,687	$1,828,486	$1,806,904
Exchangeable senior notes	$760,594	$638,172	$770,523	$660,364

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended June 30, 2016 and 2015, options to purchase approximately 39,564 and 44,207 shares of common stock, respectively, and for the six months ended June 30, 2016 and 2015, options to purchase approximately 28,721 and 32,193 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive, assuming full conversion at the average share price for the quarter of $90.31.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	Number of Units (1)	Equivalent Shares (if converted)	Number of Units (1)	Equivalent Shares (if converted)	Number of Units (1)	Equivalent Shares (if converted)	Number of Units (1)	Equivalent Shares (if converted)
Series B Units	1,676,087	463,982	1,676,087	618,026	1,676,087	472,670	1,676,087	628,124
Series C Units	704,016	328,193	704,016	437,154	704,016	334,338	704,016	444,297
Series D Units	2,749,857	292,443	548,390	202,209	2,749,857	226,285	548,390	205,513
	5,129,960	1,084,618	2,928,493	1,257,389	5,129,960	1,033,293	2,928,493	1,277,934

(1)    Represents the number of units outstanding as of the end of the periods presented.

The Operating Partnership had $63,172 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of June 30, 2016. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $54.63 per share as of June 30, 2016, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of June 30, 2016. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $95.19 per share as of June 30, 2016, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay such exchange obligation, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and six months ended June 30, 2016 and 2015, 456,768 and 836,630 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three and six months ended June 30, 2016, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during these periods. For the three and six months ended June 30, 2015, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the 2015 Notes were not outstanding during these periods.

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

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series B Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series B Units outstanding as of June 30, 2016 of $41,901 by the closing price of the Company’s common stock as of June 30, 2016 of $92.54 per share. Assuming full exchange for common shares as of June 30, 2016, 452,788 shares would have been issued to the holders of the Series B Units.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series C Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series C Units outstanding as of June 30, 2016 of $29,639 by the closing price of the Company’s common stock as of June 30, 2016 of $92.54 per share. Assuming full exchange for common shares as of June 30, 2016, 320,283 shares would have been issued to the holders of the Series C Units.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series D Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Series D Units outstanding as of June 30, 2016 of $68,747 by the closing price of the Company’s common stock as of June 30, 2016 of $92.54 per share. Assuming full exchange for common shares as of June 30, 2016, 742,890 shares would have been issued to the holders of the Series D Units.

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$83,044	$55,339	$165,636	$109,081
Earnings and dividends allocated to participating securities	(214)	(140)	(380)	(259)
Earnings for basic computations	82,830	55,199	165,256	108,822
Earnings and dividends allocated to participating securities	—	—	380	—
Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	5,398	4,276	10,872	7,911
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(1,271)	(1,271)	(2,542)	(2,545)
Net income for diluted computations	$86,957	$58,204	$173,966	$114,188

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	124,914,467	116,861,678	124,678,293	116,491,710
Series A Units	875,480	875,480	875,480	875,480
OP Units	5,517,607	5,642,737	5,569,537	5,007,835
Unvested restricted stock awards included for treasury stock method	—	—	309,987	—
Shares related to exchangeable senior notes and dilutive stock options	718,361	1,095,995	719,222	1,102,216
Average number of common shares outstanding - diluted	132,025,915	124,475,890	132,152,519	123,477,241
Earnings per common share
Basic	$0.66	$0.47	$1.33	$0.93
Diluted	$0.66	$0.47	$1.32	$0.92

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

5.	STORE ACQUISITIONS

The following table shows the Company’s acquisitions of operating stores for the six months ended June 30, 2016, and does not include purchases of raw land or improvements made to existing assets:

			Consideration Paid						Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Loan Assumed	Net Liabilities/(Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Massachusetts	1	6/30/2016	$13,807	$13,751	$—	$56	$—	—	$13,807
Georgia	1	6/30/2016	7,993	6,789	—	4	1,200	13,764	7,993
Illinois	4	6/10/2016	55,851	—	—	814	55,037	2,201,467	55,851
Texas	4	6/2/2016	37,478	37,246	—	232	—	—	37,478
South Carolina	1	5/10/2016	8,249	8,230	—	19	—	—	8,249
Washington, DC	1	5/5/2016	32,968	23,163	9,723	82	—	—	32,968
Indiana	5	4/22/2016	26,983	26,849	—	134	—	—	26,983
Colorado	1	4/19/2016	7,904	7,869	—	35	—	—	7,904
Arizona	1	4/18/2016	8,154	8,029	—	125	—	—	8,154
Texas	1	4/15/2016	10,978	10,922	—	56	—	—	10,978
Arizona	1	4/5/2016	5,000	4,999	—	1	—	—	5,000
Hawaii	1	4/5/2016	28,992	28,935	—	57	—	—	28,992
New Mexico	1	3/29/2016	10,958	10,928	—	30	—	—	10,958
New Mexico	1	3/29/2016	17,940	17,905	—	35	—	—	17,940
Georgia	3	3/29/2016	25,087	25,069	—	18	—	—	25,087
Texas	1	3/21/2016	9,994	9,969	—	25	—	—	9,994
Illinois	1	2/25/2016	16,721	16,738	—	(17)	—	—	16,721
Massachusetts	1	2/16/2016	16,169	16,174	—	(5)	—	—	16,169
Florida, Maryland, Nevada, New York, Tennessee (1)	6	2/2/2016	53,898	53,940	—	(42)	—	—	98,082
Texas	3	1/14/2016	22,625	22,523	—	102	—	—	22,625
Florida	1	1/12/2016	9,001	8,980	—	21	—	—	9,001
Texas	3	1/7/2016	27,537	27,435	—	102	—	—	27,537
New Mexico	2	1/7/2016	15,607	15,495	—	112	—	—	15,607
2016 Totals	45		$469,894	$401,938	$9,723	$1,996	$56,237	2,215,231	$514,078

(1)
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

Store Dispositions

On April 20, 2016, the Company closed on the sale of seven operating stores located in Ohio and Indiana that had been classified as held for sale for $17,555 in cash. The Company recognized a gain of $11,265 related to this disposition.

On April 1, 2016, the Company disposed of a single store in Texas in exchange for 85,452 of our OP Units valued at $7,689. The Operating Partnership has canceled the OP Units received in this disposition. The Company recognized a gain of $93 related to this disposition.

Losses on Earnout from Prior Acquisition
In December 2014, the Company acquired a portfolio of five stores located in New Jersey and Virginia. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, the Company recorded an estimated liability related to this earnout provision. The operating income of these stores during the earnout period has been higher than expected, resulting in an increase in the estimate of the amount due to the sellers of $1,544, which was recorded as a loss and included in loss earnout from prior acquisitions in the Company’s condensed consolidated statements of operations for six months ended June 30, 2016.

6.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

On May 20, 2016, the Company entered into a new joint venture, BH Storage Columbia LLC ("BH"). BH owns a single store located in South Carolina. The Company contributed a total of $1,034 for a 20.0% interest in BH. The Company accounts for its investment in BH under the equity method of accounting.

On April 25, 2016, the Company and Prudential entered into the “Second Amendment to Amended and Restated Operating Agreement of ESS PRISA LLC” and the “First Amendment to Amended and Restated Operating Agreement of ESS PRISA II LLC” (the “Amendments”). The Amendments are deemed effective as of April 1, 2016. Under the Amendments, the Company gave up any future rights to receive distributions from these joint ventures at the higher “excess profit participation” percentage of 17.0% in exchange for a higher equity ownership percentage. The Company’s equity ownership in ESS PRISA LLC increased from 2.0% to 4.0%, and the Company’s equity ownership in ESS PRISA II LLC increased from 2.0% to 4.4%. The Company continues to account for its investment in these joint ventures under the equity method of accounting.

On April 8, 2016, the Company entered into a new joint venture, PR EXR Self Storage, LLC ("PREXR"). PREXR owns a single store located in New York. The Company contributed a total of $12,114 for a 25.0% interest in PREXR. The Company accounts for its investment in PREXR under the equity method of accounting.

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
Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of June 30, 2016:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	119,590	3,590	116,000	—
Unamortized debt issuance costs	(2,332)
	$117,258	$3,590	$116,000	$—

The Company had no consolidated VIEs during the six months ended June 30, 2016.

8.	DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During the remainder of 2016, the Company estimates that an additional $19,368 will be reclassified as an increase to interest expense.

The Company held 30 derivative financial instruments which had a total combined notional amount of $2,058,385 as of June 30, 2016.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:	Fair Value
Other assets	$36	$4,996
Other liabilities	$(53,103)	$(6,991)

Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassifed from OCI For the Three Months Ended June 30,
Type	2016	2015		2016	2015
Swap Agreements	$(23,655)	$3,417	Interest expense	$(4,861)	$(2,636)

	Gain (loss) recognized in OCI For the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Six Months Ended June 30,
Type	2016	2015		2016	2015
Swap Agreements	$(58,616)	$(5,458)	Interest expense	$(9,314)	$(4,933)

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

As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $53,103. As of June 30, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $56,465, including accrued interest.

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of June 30, 2016 was approximately 10.51 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of June 30, 2016 was approximately 18.30 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

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

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended June 30, 2016. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending September 30, 2016. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended June 30, 2016.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	June 30, 2016	December 31, 2015
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component 2013 Notes	$63,172	$85,364
Principal amount of liability component 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(1,568)	(2,605)
Unamortized discount - equity component - 2015 Notes	(19,481)	(21,565)
Unamortized cash discount - 2013 Notes	(374)	(633)
Unamortized debt issuance costs	(10,327)	(11,698)
Net carrying amount of liability components	$606,422	$623,863

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest	$4,867	$1,484	$9,749	$2,968
Amortization of discount	1,240	696	2,473	1,393
Total interest expense recognized	$6,107	$2,180	$12,222	$4,361

Repurchases of 2013 Notes

During April 2016, the Company repurchased a total principal amount of $2,553 of the 2013 Notes. The Company paid cash for the principal amount and issued a total of 18,031 shares of common stock valued at $1,686 for the exchange value in excess of the principal amount. During February 2016, the Company repurchased a total principal amount of $19,639 of the 2013 Notes. The Company paid cash for the principal amount, and issued a total of 130,909 shares of common stock valued at $11,380 for the exchange value in excess of the principal amount.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

	February 2016	April 2016
Principal amount repurchased	$19,639	$2,553
Amount allocated to:
Extinguishment of liability component	$18,887	$2,474
Reacquisition of equity component	12,132	1,766
Total consideration paid for repurchase	$31,019	$4,240
Exchangeable senior notes repurchased	$19,639	$2,553
Extinguishment of liability component	(18,887)	(2,474)
Discount on exchangeable senior notes	(716)	(72)
Related debt issuance costs	(36)	(7)
Gain/(loss) on repurchase	$—	$—

10.	STOCKHOLDERS’ EQUITY

On August 28, 2015, the Company filed a $400,000 “at the market” equity program with the Securities and Exchange Commission, and entered into separate equity distribution agreements with five sales agents. On May 6, 2016, the Company filed its current $400,000"at the market" equity program with the Securities and Exchange Commission using a new shelf registration statement on Form S-3, and entered into separate equity distribution agreements with six sales agents. Under the terms of the current equity distribution agreements, the Company may from time to time offer and sell shares of common stock, up to the aggregate offering price of $400,000, through its sales agents. The current equity distribution agreements, dated May 6, 2016, replaced and superseded the previous equity distribution agreements, dated August 28, 2015.

During the six months ended June 30, 2016, the Company sold 831,300 shares of common stock under the previous “at the market” equity program at an average sales price of $89.66 per share, resulting in net proceeds of $73,360.

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

Series D Redeemable Preferred Units
On May 21, 2016, the Operating Partnership completed the acquisition of four stores located in Illinois. These stores were acquired in exchange for 2,201,467 Series D-3 Preferred Units ("D-3 Units") valued at $55,037.
In December 2014, the Operating Partnership completed the acquisition of a store located in Florida. This store was acquired in exchange for $5,621 in cash and 548,390 Series D-1 Preferred Units ("D-1 Units," and together with the D-3 Units, "Series D Units") valued at $13,710.

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $68,747. Holders of the Series D Units receive distributions at an annual rate between 4.0% to 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition the Series D-3 Units are exchangeable for common OP Units until the 10th anniversary of the date of issuance. The Series D-1 Units are not exchangeable for common OP Units.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 91.6% ownership interest in the Operating Partnership as of June 30, 2016. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 8.4% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at June 30, 2016 was $88.88 and there were 5,528,614 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2016 and the Company elected to pay the OP Unit holders cash, the Company would have paid $491,383 in cash consideration to redeem the units.

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

Other noncontrolling interests represent the ownership interest of third parties in two consolidated joint ventures as of June 30, 2016. One of these consolidated joint ventures owns an operating store in California, and the other owns an operating store in Texas. The voting interests of the third-party owners range from 17.5% to 20.0%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The income or losses attributable to this third-party owner based on its ownership percentage are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the condensed consolidated statements of operations.

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

In March 2015, ESS PRISA II LLC (“PRISA II”), a joint venture in which the Company held a 2.0% interest, sold one store located in New York for $90,000. As a result of the sale, PRISA II recognized a gain of $60,496 and the Company recorded its 2.0% portion of the gain, or $1,228.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

15.    SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	June 30, 2016	December 31, 2015
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$99,576	$103,007
Total assets
Rental operations	$6,130,870	$5,674,030
Tenant reinsurance	38,749	37,696
Property management, acquisition and development	289,379	359,681
	$6,458,998	$6,071,407

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Statement of Operations
Total revenues
Rental operations	$211,791	$161,024	$411,279	$309,918
Tenant reinsurance	21,654	17,340	42,209	33,850
Property management, acquisition and development	10,828	7,496	20,188	15,246
	244,273	185,860	473,676	359,014
Operating expenses, including depreciation and amortization
Rental operations	104,161	77,326	205,859	152,835
Tenant reinsurance	3,941	3,283	8,252	6,211
Property management, acquisition and development	25,869	23,644	55,635	42,925
	133,971	104,253	269,746	201,971
Income (loss) from operations
Rental operations	107,630	83,698	205,420	157,083
Tenant reinsurance	17,713	14,057	33,957	27,639
Property management, acquisition and development	(15,041)	(16,148)	(35,447)	(27,679)
	110,302	81,607	203,930	157,043
Gain on real estate transactions and earnout from prior acquisition
Property management, acquisition and development	11,358	400	9,814	400
Interest expense
Rental operations	(31,941)	(22,703)	(62,506)	(43,860)
Property management, acquisition and development	(861)	(108)	(1,655)	(382)
	(32,802)	(22,811)	(64,161)	(44,242)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(1,240)	(696)	(2,473)	(1,393)
Interest income
Tenant reinsurance	3	4	6	8
Property management, acquisition and development	1,622	424	3,333	1,276
	1,625	428	3,339	1,284
Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,212	1,212	2,425	2,425
Equity in earnings of unconsolidated real estate ventures
Rental operations	3,358	3,001	6,188	5,651
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners' interests
Property management, acquisition and development	—	—	26,923	2,857
Income tax (expense) benefit
Rental operations	(445)	(325)	(1,290)	(1,079)
Tenant reinsurance	(3,185)	(2,429)	(5,848)	(4,303)
Property management, acquisition and development	(143)	569	600	949
	(3,773)	(2,185)	(6,538)	(4,433)
Net income (loss)
Rental operations	78,602	63,671	147,812	117,795
Tenant reinsurance	14,531	11,632	28,115	23,344
Property management, acquisition and development	(3,093)	(14,347)	3,520	(21,547)
	$90,040	$60,956	$179,447	$119,592

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation and amortization expense
Rental operations	$41,731	$29,117	$82,317	$57,382
Property management, acquisition and development	2,219	2,435	4,530	4,598
	$43,950	$31,552	$86,847	$61,980
Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(435,298)	$(240,892)
Development and redevelopment of real estate assets
Property management, acquisition and development			$(14,400)	$(9,926)

16.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2016, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. Therefore, any estimate(s) of loss disclosed below represents what management believes to be an estimate of loss only for certain matters meeting these criteria and does not represent the Company’s maximum loss exposure. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

The Company currently has a legal proceeding pending against it that includes causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of this litigation matter, the Company recorded a liability of $4,000 during the six months ended June 30, 2016, which is included in other liabilities on the condensed consolidated balance sheet.

As of June 30, 2016, the Company was under contract to acquire four operating stores and twelve stores to be acquired upon the completion of construction, for a total purchase price of $190,748. Of these stores, seven are scheduled to close in 2016. The remaining stores will close upon completion of construction, expected to occur on various dates in 2017 and 2018. Additionally, the Company is under contract to acquire 21 stores with joint venture partners, for a total purchase price of $409,947. Ten of these stores are scheduled to close in 2016 while the remaining eleven stores are expected to close in 2017 and 2018.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

17.	SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company purchased one store located in Hawaii for a total purchase price of $31,000.

Subsequent to June 30, 2016, the Company sold 550,000 shares of its common stock under its "at the market" equity program. The average price of the shares sold was $91.81, resulting in net proceeds of $50,118.

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

PROPERTIES

As of June 30, 2016, we owned, had ownership interests in, or managed 1,412 stores in 37 states, Washington, D.C. and Puerto Rico. Of these 1,412 stores, we owned 783 stores, we held joint venture interests in 252 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 377 stores that are owned by third parties. These operating stores contain approximately 106 million square feet of rentable space in approximately 945,000 units.

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

As of June 30, 2016, approximately 864,000 tenants were leasing storage units at the 1,412 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2016, the average length of stay was approximately 14.1 months for tenants that vacated during the preceding twelve month period.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.33 for the three months ended June 30, 2016, compared to $14.35 for the three months ended June 30, 2015. Average annual rent per square foot for new leases was $16.61 for the three months ended June 30, 2016, compared to $15.62 for the three months ended June 30, 2015. The average discounts, as a percentage of rental revenues, during these periods were 3.5% and 3.4%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized stores by state as of June 30, 2016 and 2015. The information as of June 30, 2015 is on a pro forma basis as though all the stores owned and/or managed at June 30, 2016 were under our control as of June 30, 2015.

Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2016 (1)	Number of Units as of June 30, 2015	Net Rentable Square Feet as of June 30, 2016 (2)	Net Rentable Square Feet as of June 30, 2015	Square Foot Occupancy % June 30, 2016	Square Foot Occupancy % June 30, 2015
Wholly-Owned Stores
Alabama	8	4,600	4,576	558,126	559,786	91.8%	90.7%
Arizona	19	11,320	11,266	1,265,917	1,268,440	93.3%	91.0%
California	135	103,001	102,280	10,714,995	10,715,685	95.7%	95.1%
Colorado	13	6,619	6,543	821,381	823,714	95.4%	96.3%
Connecticut	5	3,157	3,135	299,002	299,034	93.8%	97.0%
Florida	76	54,099	53,430	5,774,025	5,743,449	94.1%	92.9%
Georgia	47	27,799	27,756	3,621,570	3,638,224	93.1%	91.7%
Hawaii	6	6,658	6,526	430,851	426,454	91.4%	91.2%
Illinois	25	17,044	17,169	1,874,592	1,929,200	92.6%	91.8%
Indiana	12	6,556	6,497	780,162	784,127	94.2%	89.4%
Kansas	1	529	533	49,985	49,991	97.1%	88.3%
Kentucky	9	5,041	4,998	671,036	670,936	91.7%	88.0%
Louisiana	2	1,406	1,408	149,930	149,990	95.2%	93.9%
Maryland	25	19,025	18,918	1,966,172	1,967,448	94.8%	94.1%
Massachusetts	36	22,474	22,312	2,242,253	2,249,287	94.4%	95.6%
Michigan	3	1,831	1,821	259,801	258,877	94.8%	95.0%
Mississippi	3	1,493	1,483	220,142	221,482	88.4%	85.1%
Missouri	6	3,250	3,247	387,761	387,401	92.3%	93.5%
Nevada	15	9,109	9,140	1,313,570	1,315,430	92.1%	89.6%
New Hampshire	2	1,032	1,016	126,233	125,748	94.5%	95.6%
New Jersey	56	43,600	43,455	4,242,030	4,234,796	93.6%	93.3%
New Mexico	7	3,968	3,929	486,623	487,213	93.4%	91.9%
New York	22	20,053	19,922	1,650,158	1,647,688	93.8%	93.5%
North Carolina	11	6,858	6,793	761,500	763,499	92.8%	94.2%
Ohio	16	9,224	9,117	1,214,371	1,211,379	93.7%	94.4%
Oregon	3	2,156	2,157	250,130	250,450	97.2%	97.6%
Pennsylvania	14	9,628	9,651	1,045,118	1,042,690	90.1%	89.8%
Rhode Island	2	1,269	1,235	131,521	131,566	94.2%	96.2%
South Carolina	20	11,210	11,187	1,508,924	1,518,876	90.8%	89.2%
Tennessee	19	11,081	11,013	1,525,746	1,537,407	93.1%	92.0%
Texas	82	53,357	53,234	6,896,386	6,893,566	91.4%	90.4%
Utah	8	4,228	4,234	523,231	522,858	95.7%	94.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2016 (1)	Number of Units as of June 30, 2015	Net Rentable Square Feet as of June 30, 2016 (2)	Net Rentable Square Feet as of June 30, 2015	Square Foot Occupancy % June 30, 2016	Square Foot Occupancy % June 30, 2015
Virginia	36	27,224	26,988	2,894,744	2,891,651	93.7%	91.8%
Washington	6	3,598	3,592	428,468	428,588	98.0%	94.8%
Washington, DC	1	1,217	1,214	99,714	99,439	93.4%	94.2%
Total Wholly-Owned Stabilized	751	514,714	511,775	57,186,168	57,246,369	93.6%	92.8%

Joint-Venture Stores
Alabama	2	1,180	1,168	145,046	145,106	93.4%	97.2%
Arizona	7	4,339	4,273	491,788	492,553	93.5%	91.1%
California	66	47,791	47,345	4,827,571	4,829,938	96.0%	95.5%
Colorado	2	1,312	1,316	158,112	158,769	93.0%	97.5%
Connecticut	7	5,323	5,315	611,765	611,045	95.0%	95.1%
Delaware	1	595	597	71,910	71,610	83.5%	86.2%
Florida	15	12,702	12,572	1,261,437	1,262,487	94.4%	92.9%
Georgia	2	1,098	1,080	150,744	152,554	91.8%	91.8%
Illinois	5	3,493	3,484	366,760	365,465	93.4%	94.3%
Indiana	5	2,269	2,228	288,685	288,990	94.4%	93.8%
Kansas	2	846	843	109,405	109,355	92.9%	94.4%
Kentucky	4	2,206	2,279	240,289	257,439	94.5%	90.3%
Maryland	11	9,106	8,971	864,868	864,560	94.0%	93.3%
Massachusetts	13	7,121	6,970	773,914	774,919	94.3%	95.3%
Michigan	8	4,900	4,848	615,068	616,048	94.4%	95.5%
Missouri	1	542	535	61,075	61,075	93.8%	96.2%
Nevada	3	1,823	1,819	200,612	200,407	93.8%	93.8%
New Hampshire	2	802	799	85,061	85,111	91.9%	93.1%
New Jersey	16	13,082	13,005	1,359,515	1,357,146	94.1%	92.7%
New Mexico	7	3,650	3,616	396,815	397,184	93.0%	90.9%
New York	11	10,344	10,347	868,128	874,095	93.8%	94.1%
Ohio	6	3,162	3,148	414,772	414,644	92.9%	91.1%
Oregon	1	653	655	64,970	64,970	95.6%	97.8%
Pennsylvania	9	6,376	6,350	699,424	697,357	92.9%	93.8%
Tennessee	12	6,764	6,729	868,673	879,058	95.5%	94.5%
Texas	13	8,535	8,488	1,131,318	1,132,221	94.3%	96.1%
Virginia	12	8,698	8,672	918,197	918,062	94.6%	94.1%
Washington, DC	1	1,694	1,547	104,454	102,492	95.6%	93.7%
Total Joint-Venture Stabilized	244	170,406	168,999	18,150,376	18,184,660	94.5%	94.3%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2016 (1)	Number of Units as of June 30, 2015	Net Rentable Square Feet as of June 30, 2016 (2)	Net Rentable Square Feet as of June 30, 2015	Square Foot Occupancy % June 30, 2016	Square Foot Occupancy % June 30, 2015
Managed Stores
Alabama	10	5,180	4,976	681,139	672,513	90.4%	90.1%
Arizona	3	1,273	1,227	220,239	224,963	89.5%	89.2%
California	88	58,007	57,758	7,290,532	7,229,304	93.4%	90.2%
Colorado	17	9,411	9,133	1,118,133	1,083,803	90.1%	93.6%
Connecticut	1	559	459	71,983	61,385	88.9%	95.6%
Florida	47	31,808	31,911	3,872,471	3,889,457	94.7%	93.5%
Georgia	8	3,953	3,939	571,504	590,417	94.6%	93.0%
Hawaii	6	4,718	5,006	352,692	350,042	92.0%	90.2%
Illinois	10	5,693	5,719	619,499	618,732	89.9%	85.6%
Indiana	12	6,578	6,546	782,080	800,440	93.9%	91.7%
Kentucky	2	1,332	1,328	218,887	219,777	93.9%	97.0%
Louisiana	1	984	992	132,775	132,770	93.9%	90.8%
Maryland	18	13,057	12,812	1,255,175	1,251,894	92.5%	90.6%
Michigan	4	2,195	2,187	262,306	261,516	89.6%	85.4%
Mississippi	1	681	684	115,688	115,688	93.4%	94.6%
Missouri	4	2,143	2,037	253,041	230,380	92.5%	87.2%
Nevada	6	5,117	5,183	578,500	579,195	91.9%	84.4%
New Jersey	4	2,109	2,096	235,868	235,017	92.3%	88.2%
New Mexico	1	822	806	107,855	103,535	91.2%	86.4%
North Carolina	7	3,019	3,006	409,442	409,154	90.8%	91.5%
Ohio	12	4,801	4,753	620,636	626,996	94.1%	92.5%
Oklahoma	3	1,923	1,953	335,314	344,992	87.1%	87.2%
Oregon	1	447	455	39,430	39,419	97.6%	97.7%
Pennsylvania	13	7,006	6,952	857,533	858,782	94.3%	93.3%
South Carolina	4	2,609	2,599	348,578	347,681	93.1%	88.3%
Tennessee	2	910	909	131,600	131,360	95.5%	95.3%
Texas	31	16,801	16,082	2,320,698	2,219,531	89.0%	88.3%
Utah	5	2,549	2,536	380,122	381,077	97.1%	94.0%
Virginia	5	3,030	3,032	302,979	303,229	93.5%	92.9%
Washington	1	485	493	48,738	48,792	93.4%	85.5%
Puerto Rico	4	2,702	2,663	287,732	286,953	87.5%	85.9%
Total Managed Stabilized	331	201,902	200,232	24,823,169	24,648,794	92.6%	90.8%

Total Stabilized Stores	1,326	887,022	881,006	100,159,713	100,079,823	93.5%	92.5%

(1)	Represents unit count as of June 30, 2016, which may differ from unit count as of June 30, 2015 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of June 30, 2016, which may differ from rentable square feet as of June 30, 2015 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of June 30, 2016 and 2015. The information as of June 30, 2015 is on a pro forma basis as though all the stores owned and/or managed at June 30, 2016 were under our control as of June 30, 2015.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2016 (1)	Number of Units as of June 30, 2015	Net Rentable Square Feet as of June 30, 2016 (2)	Net Rentable Square Feet as of June 30, 2015	Square Foot Occupancy % June 30, 2016	Square Foot Occupancy % June 30, 2015
Wholly-Owned Stores
Arizona	2	1,504	895	185,737	121,993	79.2%	53.1%
California (3)	2	1,222	—	131,404	—	50.0%	—%
Connecticut	1	1,108	1,108	89,820	89,890	95.7%	81.1%
Florida	2	1,232	1,220	155,625	160,630	89.9%	73.4%
Georgia	4	2,533	1,852	294,150	219,529	59.6%	59.4%
Illinois	3	2,747	1,393	216,982	115,320	64.9%	32.4%
Maryland	1	988	988	103,135	103,171	93.3%	86.5%
Massachusetts	3	2,715	756	206,592	67,381	61.3%	35.2%
North Carolina	2	1,613	977	154,441	85,235	82.9%	56.0%
Oregon	1	590	636	76,797	77,225	95.2%	9.0%
South Carolina	2	1,346	1,362	137,295	137,390	80.5%	45.5%
Texas	8	4,958	4,290	637,046	557,118	86.3%	62.5%
Virginia	1	528	455	55,515	56,805	95.0%	79.4%
Total Wholly-Owned in Lease-up	32	23,084	15,932	2,444,539	1,791,687	77.4%	58.4%
Joint-Venture Stores
Arizona	1	600	—	62,200	—	83.4%	—%
California	1	640	678	59,529	59,239	90.6%	40.9%
Colorado	1	815	—	84,846	—	15.5%	—%
New Jersey	1	872	—	74,211	—	81.3%	—%
New York	2	2,741	—	129,915	—	38.7%	—%
Texas	1	533	—	55,305	—	16.8%	—%
South Carolina	—	1	—	78	—	51.0%	—%
Total Joint-Venture in Lease-up	8	6,870	678	543,731	59,239	51.2%	40.9%
Managed Stores
Arizona	1	838	—	90,915	—	13.9%	—%
California	5	3,930	1,081	491,347	141,305	40.3%	60.6%
Colorado	5	3,488	2,039	371,807	206,608	66.1%	41.7%
Florida	3	2,003	850	193,939	91,145	76.9%	65.7%
Georgia	2	649	553	89,858	69,422	71.3%	29.7%
Illinois	4	3,048	673	282,088	46,417	29.6%	80.0%
Indiana	1	109	109	16,800	16,800	68.3%	34.2%
Maryland	3	1,726	1,310	144,230	114,395	82.6%	55.0%
Massachusetts	1	902	902	70,106	70,076	80.8%	25.0%
Minnesota	1	642	—	62,543	—	56.4%	—%
Missouri	1	613	—	64,865	—	7.3%	—%
Nevada	1	1,450	1,487	197,186	196,275	80.5%	54.0%
New Hampshire	1	372	—	35,156	—	19.3%	—%
New Jersey	1	730	—	109,827	—	23.4%	—%
New York	1	533	344	56,425	33,704	58.7%	67.9%
North Carolina	6	3,561	1,678	382,368	202,391	55.3%	37.7%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2016 (1)	Number of Units as of June 30, 2015	Net Rentable Square Feet as of June 30, 2016 (2)	Net Rentable Square Feet as of June 30, 2015	Square Foot Occupancy % June 30, 2016	Square Foot Occupancy % June 30, 2015
Ohio	1	538	292	67,860	40,940	76.1%	91.1%
Oregon	1	269	—	27,300	—	91.1%	—%
South Carolina	2	1,583	1,618	165,026	165,319	87.7%	45.7%
Texas	1	558	—	65,409	—	38.0%	—%
Utah	1	407	—	44,399	—	20.3%	—%
Virginia	1	456	459	51,299	51,329	91.9%	70.5%
Washington	1	684	724	80,630	81,380	98.0%	39.3%
Total Managed in Lease-up	46	29,130	14,172	3,172,948	1,540,401	56.8%	50.2%
Total Lease-up Stores	86	59,084	30,782	6,161,218	3,391,327	64.5%	54.4%

(1)	Represents unit count as of June 30, 2016, which may differ from unit count as of June 30, 2015 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of June 30, 2016, which may differ from rentable square feet as of June 30, 2015 due to unit conversions or expansions.

(3)	In October 2014, a store located in Venice, California was damaged by fire. In April 2016, the first floor re-opened for operation, while the reconstruction on the second floor is pending completion.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2016 and 2015

Overview
Results for the three and six months ended June 30, 2016 included the operations of 1,035 stores (783 wholly-owned, two in consolidated joint ventures, and 250 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2015, which included the operations of 866 stores (615 wholly-owned, one in a consolidated joint venture, and 250 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues:
Property rental	$211,791	$161,024	$50,767	31.5%	$411,279	$309,918	$101,361	32.7%
Tenant reinsurance	21,654	17,340	4,314	24.9%	42,209	33,850	8,359	24.7%
Management fees and other income	10,828	7,496	3,332	44.5%	20,188	15,246	4,942	32.4%
Total revenues	$244,273	$185,860	$58,413	31.4%	$473,676	$359,014	$114,662	31.9%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2016 was the result of increases of $39,170 and $75,977 associated with acquisitions completed in 2016 and 2015, and increases of $11,523 and $24,560 as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores, respectively. Revenues at our lease-up stores increased by $564 for the three months ended June 30, 2016 and $1,199 for the six months ended June 30, 2016 when compared to the same periods in the prior year. We acquired 45 stores during the six months ended June 30, 2016 and 171 stores during the year ended December 2015. Occupancy at our wholly-owned stabilized stores increased to 93.6% at June 30, 2016, as compared to 92.8% at June 30, 2015. The achieved rental rate to new tenants on wholly owned properties for the three months ended June 30, 2016 increased an average of approximately 6.4% over the same period in the prior year.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to the increase in the number of stores operated. We operated 1,412 stores at June 30, 2016 compared to 1,147 stores at June 30, 2015.

Management Fees and Other Income—Our taxable REIT subsidiary (“TRS”), Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees represent approximately 6% of cash collected from these stores. We also earn an asset management fee from one of our joint ventures, equal to 0.5% of the total asset value, provided certain conditions are met. The increase in management fee revenues was due to an increase in revenues at the managed stores as a result of increases in occupancy and rental rates, and to an increase in the number of properties managed. We managed 629 stores for joint ventures and third parties as of June 30, 2016, compared to 532 stores as of June 30, 2015.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Expenses:
Property operations	$62,430	$48,209	$14,221	29.5%	$123,542	$95,453	$28,089	29.4%
Tenant reinsurance	3,941	3,283	658	20.0%	8,252	6,211	2,041	32.9%
Acquisition related costs and other	3,138	4,554	(1,416)	(31.1)%	7,191	5,423	1,768	32.6%
General and administrative	20,512	16,655	3,857	23.2%	43,914	32,904	11,010	33.5%
Depreciation and amortization	43,950	31,552	12,398	39.3%	86,847	61,980	24,867	40.1%
Total expenses	$133,971	$104,253	$29,718	28.5%	$269,746	$201,971	$67,775	33.6%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2016 was primarily the result of increases of $13,054 and $26,236 associated with acquisitions completed in 2016 and 2015 and increases of $979 and $1,701 associated with increases in expenses at our stabilized properties, respectively. The increases in expenses at our stabilized properties consisted primarily of increases in property taxes and insurance. We acquired 45 operating stores during the six months ended June 30, 2016, and 171 operating stores during the year ended December 31, 2015.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase was primarily due to the increase in the number of stores we owned and/or managed. June 30, 2016, we owned and/or managed 1,412 stores compared to 1,147 stores at June 30, 2015.

Acquisition Related Costs and Other—These costs relate primarily to acquisition activities during the periods indicated. The decrease in these expenses for the three month period ended June 30, 2016 compared to the prior year period was due to a decrease in the number of acquisitions. We acquired 22 properties during the three months ended June 30, 2016 compared to 31 acquisitions during the same period in the prior year. The increase in these expenses for the six months ended June 30, 2016 compared to the same period in the prior year was due to an increase in the number of acquisitions completed during these periods. We completed the acquisition of 45 stores during the six months ended June 30, 2016 compared to 39 stores during the same period in the prior year. Also included as other is $800 related to the write down of a note receivable during the three months ended June 30, 2016.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the three and six months ended June 30, 2016 increased when compared to the same periods in the prior year primarily due to the overall cost associated with the management of additional stores. At June 30, 2016, we owned and/or managed 1,412 stores compared to 1,147 stores at June 30, 2015. Additionally, during the six months ended June 30, 2016, we accrued a $4,000 expense related the potential settlement of a legal action. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 45 operating stores during the six months ended June 30, 2016 and 171 operating stores during 2015.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other income and expenses:
Gain on real estate transactions and earnout from prior acquisition	$11,358	$400	$10,958	2,739.5%	$9,814	$400	$9,414	2,353.5%
Interest expense	(32,802)	(22,811)	(9,991)	43.8%	(64,161)	(44,242)	(19,919)	45.0%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,240)	(696)	(544)	78.2%	(2,473)	(1,393)	(1,080)	77.5%
Interest income	1,625	428	1,197	279.7%	3,339	1,284	2,055	160.0%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,212	1,212	—	—	2,425	2,425	—	—
Equity in earnings of unconsolidated real estate ventures	3,358	3,001	357	11.9%	6,188	5,651	537	9.5%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	—	—	—	—%	26,923	2,857	24,066	842.4%
Income tax expense	(3,773)	(2,185)	(1,588)	72.7%	(6,538)	(4,433)	(2,105)	47.5%
Total other expense, net	$(20,262)	$(20,651)	$389	(1.9)%	$(24,483)	$(37,451)	$12,968	(34.6)%

Gain on Sale of Real Estate and Earnout from Prior Acquisition—On April 20, 2016, we closed on the sale of seven operating stores located in Ohio and Indiana that had been classified as held for sale for $17,555 in cash. We recognized a gain of $11,265 related to this disposition.

On April 1, 2016, we disposed of a single store in Texas in exchange for 85,452 of our OP Units valued at $7,689. The Operating Partnership has canceled the OP Units received in this disposition. We recognized a gain of $93 related to this disposition.

During 2014, we acquired a portfolio of five stores. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, we recorded an estimated liability related to this provision. The operating income of these stores during the earnout period has been higher than expected, resulting in an increase in the payment due to the sellers of $1,544, which was recorded as a loss during the six months ended June 30, 2016.

In 2011, we acquired a single store in Florida. As part of the acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for the period of 12 consecutive months ending

June 30, 2015. During 2014 we recorded a liability of $2,500 as an estimate of the payment that would become due. The $400 gain recorded during the three months ended June 30, 2015 represents the adjustment needed to true up the existing liability to the amount owed to the sellers as of June 30, 2015.

Interest Expense—The increase in interest expense during the three and six months ended June 30, 2016 was the result of increases in debt over the same period in the prior year. The total face value of our debt, including our lines of credit, was $3,855,741 at June 30, 2016 compared to $2,298,142 at June 30, 2015.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability. The increase for the three and six months ended June 30, 2016 when compared to the same periods in the prior year is due to the issuance of $575,000 principal amount of the 2015 Notes in September 2015.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increases for the three and six months ended June 30, 2016 related primarily to the increase in notes receivable when compared to the same periods in the prior year. We had $53,593 of notes receivable included in other assets on the condensed consolidated balance sheets as of June 30, 2016, compared to $0 as of June 30, 2015. The increase was due to a note receivable of $84,331 that we issued on October 1, 2015 related to the acquisition of SmartStop Self Storage LLC and related transactions. During the three months ended June 30, 2016, we received a partial payment on the note receivable of $30,738.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The increases for the three and six months ended June 30, 2016 compared to the same periods in the prior year were primarily the result of increases in revenue at the stores owned by the joint ventures. This increase was offset by the lower income in our VRS joint venture (defined below) due to the joint venture having six fewer stores subsequent to our acquisition of these stores on February 2, 2016.

On April 25, 2016, we and Prudential entered into the “Second Amendment to Amended and Restated Operating Agreement of ESS PRISA LLC” and the “First Amendment to Amended and Restated Operating Agreement of ESS PRISA II LLC” (the “Amendments”). The Amendments are deemed effective as of April 1, 2016. Under the Amendments, we gave up any future rights to receive distributions from these joint ventures at the higher “excess profit participation” percentage of 17.0% in exchange for a higher equity ownership percentage. Our equity ownership in ESS PRISA LLC increased from 2.0% to 4.0%, and our equity ownership in ESS PRISA II LLC increased from 2.0% to 4.4%. We will continue to account for our investment in these joint ventures under the equity method of accounting.

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

Additionally, in March 2015 we acquired a joint venture partner’s 82.4% equity interest in an existing joint venture. We previously held the remaining 17.6% equity interest in this joint venture. Prior to the acquisition, we accounted for our equity interest in this joint venture as an equity-method investment. We recognized a non-cash gain of $1,629 as a result of re-measuring the fair value of our equity interest in this joint venture held before the acquisition.

Income Tax Expense—For the three and six months ended June 30, 2016, the increases in income tax expense is the result of an increase in income earned by our “TRS” when compared to the same periods in the prior year.

Net Income Allocated to Noncontrolling Interests
The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(3,434)	$(3,007)	$(427)	14.2%	$(6,614)	$(5,933)	$(681)	11.5%
Net income allocated to Operating Partnership and other noncontrolling interests	(3,562)	(2,610)	(952)	36.5%	(7,197)	(4,578)	(2,619)	57.2%
Total income allocated to noncontrolling interests:	$(6,996)	$(5,617)	$(1,379)	24.6%	$(13,811)	$(10,511)	$(3,300)	31.4%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—Income allocated to the Preferred Operating Partnership noncontrolling interests for the three and six months ended June 30, 2016 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.65% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.1% and 4.5% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the three and six months ended June 30, 2016 and 2015, respectively.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$83,044	$55,339	$165,636	$109,081

Adjustments:
Real estate depreciation	37,388	27,311	73,824	53,429
Amortization of intangibles	4,836	2,444	9,572	5,241
Gain on real estate transactions and earnout from prior acquisition	(11,358)	(400)	(9,814)	(400)
Unconsolidated joint venture real estate depreciation and amortization	1,239	1,058	2,254	2,115
Unconsolidated joint venture gain on sale of real estate and purchase of partners' interests	—	—	(26,923)	(2,857)
Distributions paid on Series A Preferred Operating Partnership units	(1,271)	(1,271)	(2,542)	(2,545)
Income allocated to Operating Partnership noncontrolling interests	6,996	5,608	13,812	10,501

Funds from operations attributable to common stockholders	$120,874	$90,089	$225,819	$174,565

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2016	2015	Change	2016	2015	Change
Same-store rental and tenant reinsurance revenues	$176,641	$164,190	7.6%	$347,112	$320,423	8.3%
Same-store operating and tenant reinsurance expenses	47,904	46,475	3.1%	96,481	94,149	2.5%
Same-store net operating income	$128,737	$117,715	9.4%	$250,631	$226,274	10.8%

Non same-store rental and tenant reinsurance revenues	$56,804	$14,174	300.8%	$106,376	$23,345	355.7%
Non same-store operating and tenant reinsurance expenses	$18,467	$5,017	268.1%	$35,313	$7,515	369.9%
Total rental and tenant reinsurance revenues	$233,445	$178,364	30.9%	$453,488	$343,768	31.9%
Total operating and tenant reinsurance expenses	$66,371	$51,492	28.9%	$131,794	$101,664	29.6%
Same-store square foot occupancy as of quarter end	94.4%	94.4%		94.4%	94.4%
Properties included in same-store	564	564		564	564

Same-store revenues for the three months ended June 30, 2016 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses were higher for the three months ended June 30, 2016 due to increases in repairs and maintenance expense, property taxes and insurance. For the six months ended June 30, 2016, expenses were higher due to increases in tenant reinsurance expense, property taxes and insurance. Increases in expenses were partially offset by decreases in utility expense in both periods, and repairs and maintenance expense for the six months ended June 30, 2016.

CASH FLOWS

Cash flows provided by operating activities were $239,670 and $183,287, respectively for the six months ended June 30, 2016 and 2015. The increase was primarily due to an increase in net income of $59,855, and an increase in depreciation and amortization of $24,867. These increases were offset by a non-cash gain on the purchase of joint venture partners’ interests of $26,923. This non-cash gain was the result of a step acquisition of six stores that were previously owned by our VRS joint venture.

Cash used in investing activities was $405,992 and $252,789, respectively, for the six months ended June 30, 2016 and 2015. The increase was primarily due to an increase in cash paid for the acquisition of real estate assets of $194,406. We purchased 45 stores during the six months ended June 30, 2016, compared to only 39 stores purchased during the six months ended June 30, 2015. This increase was offset by an increase in cash received from principal payments on notes receivable of $41,393 for the six months ended June 30, 2016 when compared to the same period in 2015.

Cash provided by financing activities was $131,581 and $197,732, respectively, for the six months ended June 30, 2016 and 2015. The change related primarily to a decrease in net proceeds from the sale of common stock of $343,274, a decrease in principal payments on notes payable and lines of credit of $750,733 and a decrease in proceeds from notes payable and lines of credit of $399,260 for the six months ended June 30, 2016 when compared to the same period in the prior year. These decreases were partially offset by an increase in the cash paid for the repurchase of exchangeable senior notes of $22,192, and an increase in the cash paid for dividends of $48,041.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had $41,058 available in cash and cash equivalents. We intend to use this cash for acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2015 and the first six months of 2016, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of June 30, 2016
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)	Notes
Credit Line 1	$88,000	$180,000	2.1%	6/4/2010	6/30/2018	LIBOR plus 1.7%	(2)
Credit Line 2	—	50,000	2.2%	11/16/2010	2/13/2017	LIBOR plus 1.8%	(3)
Credit Line 3	—	80,000	2.1%	4/29/2011	11/18/2016	LIBOR plus 1.7%	(3)
Credit Line 4	—	50,000	2.1%	9/29/2014	9/29/2017	LIBOR plus 1.7%	(3)
	$88,000	$360,000

(1)	30-day USD LIBOR

(2)	One two-year extension available

(3)	Two one-year extensions available

As of June 30, 2016, we had $3,855,741 face value of debt, resulting in a debt to total enterprise value ratio of 23.8%. As of June 30, 2016, the ratio of total fixed-rate debt and other instruments to total debt was 78.0% (including $2,217,322 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2016 was 3.1%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2016.

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

As of June 30, 2016, we had $3,855,741 in total face value of debt, of which $763,425 was subject to variable interest rates without floors or caps (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $7,634 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$131,701	$120,230	$128,216	$120,230
Fixed rate notes receivable	$54,825	$53,593	$86,814	$84,331
Fixed rate notes payable and notes payable to trusts	$2,446,724	$2,367,687	$1,828,486	$1,806,904
Exchangeable senior notes	$760,594	$638,172	$770,523	$660,364

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

We currently have a legal proceeding pending against us that includes causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of this litigation matter, we recorded a liability of $4,000 in March 2016, which is included in other liabilities on the condensed consolidated balance sheet.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 10, 2016, our Operating Partnership issued 2,201,467 Series D-3 Preferred Units in connection with the acquisition of four stores located in Illinois. The stores were acquired in exchange for the Series D-3 Preferred Units, valued at $55.0 million.

On June 30, 2016, our Operating Partnership issued common OP Units in connection with the acquisition of a store located in Georgia. The store was acquired in exchange for the common OP Units, valued at $1.2 million, and approximately $5.7 million of cash.

The terms of the common and preferred OP Units are governed by the Operating Partnership’s Fourth Amended and Restated Agreement of Limited Partnership. The common and preferred OP Units will be redeemable at the option of the holders on the first anniversary of the date of issuance, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock. The Series D-3 Preferred Units are also exchangeable for common OP Units until the 10th anniversary of the date of issuance.

The common and preferred OP Units were issued to accredited investors in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 5, 2016	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)