Form 10-Q
period 2016-09-30
Extra Space Storage Inc.
filed 2016-11-04
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2016, was 125,806,096.

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

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	the failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for U.S. federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Real estate assets, net	$6,458,763	$5,689,309
Investments in unconsolidated real estate ventures	85,912	103,007
Cash and cash equivalents	18,692	75,799
Restricted cash	16,442	30,738
Receivables from related parties and affiliated real estate joint ventures	9,156	2,205
Other assets, net	153,091	170,349
Total assets	$6,742,056	$6,071,407
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$3,100,235	$2,758,567
Exchangeable senior notes, net	608,373	623,863
Notes payable to trusts, net	117,291	117,191
Lines of credit	166,000	36,000
Accounts payable and accrued expenses	102,470	82,693
Other liabilities	118,315	80,489
Total liabilities	4,212,684	3,698,803
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 125,789,715 and 124,119,531 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,258	1,241
Additional paid-in capital	2,562,134	2,431,754
Accumulated other comprehensive loss	(41,094)	(6,352)
Accumulated deficit	(323,472)	(337,566)
Total Extra Space Storage Inc. stockholders' equity	2,198,826	2,089,077
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	135,360	80,531
Noncontrolling interests in Operating Partnership	195,186	202,834
Other noncontrolling interests	—	162
Total noncontrolling interests and equity	2,529,372	2,372,604
Total liabilities, noncontrolling interests and equity	$6,742,056	$6,071,407

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Property rental	$224,451	$170,548	$635,730	$480,466
Tenant reinsurance	22,727	18,226	64,936	52,076
Management fees and other income	10,005	8,723	30,193	23,969
Total revenues	257,183	197,497	730,859	556,511
Expenses:
Property operations	62,341	48,878	185,883	144,331
Tenant reinsurance	4,093	3,608	12,345	9,819
Acquisition related costs and other	1,933	280	9,124	5,703
General and administrative	19,537	16,716	63,451	49,620
Depreciation and amortization	46,555	30,711	133,402	92,691
Total expenses	134,459	100,193	404,205	302,164
Income from operations	122,724	97,304	326,654	254,347
Gain on real estate transactions and earnout from prior acquisition	—	1,101	9,814	1,501
Interest expense	(33,494)	(20,811)	(97,655)	(65,053)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,243)	(805)	(3,716)	(2,198)
Interest income	1,358	356	4,697	1,640
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	3,638	3,638
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	90,558	78,358	243,432	193,875
Equity in earnings of unconsolidated real estate ventures	3,625	3,403	9,813	9,054
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	37,509	—	64,432	2,857
Income tax expense	(4,466)	(3,561)	(11,004)	(7,994)
Net income	127,226	78,200	306,673	197,792
Net income allocated to Preferred Operating Partnership noncontrolling interests	(4,144)	(3,112)	(10,758)	(9,045)
Net income allocated to Operating Partnership and other noncontrolling interests	(4,994)	(3,370)	(12,191)	(7,948)
Net income attributable to common stockholders	$118,088	$71,718	$283,724	$180,799
Earnings per common share
Basic	$0.94	$0.58	$2.26	$1.52
Diluted	$0.93	$0.58	$2.24	$1.51
Weighted average number of shares
Basic	125,752,291	122,644,837	125,244,761	118,564,872
Diluted	133,763,472	130,398,111	132,476,691	125,406,313
Cash dividends paid per common share	$0.78	$0.59	$2.15	$1.65

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$127,226	$78,200	$306,673	$197,792
Other comprehensive income (loss):
Change in fair value of interest rate swaps	13,374	(20,019)	(36,571)	(20,307)
Total comprehensive income	140,600	58,181	270,102	177,485
Less: comprehensive income attributable to noncontrolling interests	9,761	5,456	21,120	16,014
Comprehensive income attributable to common stockholders	$130,839	$52,725	$248,982	$161,471

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2015	$14,189	$41,902	$10,730	$13,710	$202,834	$162	124,119,531	$1,241	$2,431,754	$(6,352)	$(337,566)	$2,372,604
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	22,855	—	312	—	—	312
Restricted stock grants issued	—	—	—	—	—	—	101,027	1	—	—	—	1
Restricted stock grants canceled	—	—	—	—	—	—	(7,788)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	1,381,300	14	123,409	—	—	123,423
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	6,008	—	—	6,008
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	800	(162)	—	—	(638)	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	1,405	—	—	—	—	—	—	1,405
Redemption of Operating Partnership units for sale of property	—	—	—	—	(7,689)	—	—	—		—	—	(7,689)
Redemption of Operating Partnership units for common stock	—	—	—	—	(839)	—	23,850	—	839	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	55,037	—	—	—	—	—	—	—	55,037
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	148,940	2	(872)	—	—	(870)
Net income	5,735	1,942	1,894	1,187	12,191	—	—	—	—	—	283,724	306,673
Other comprehensive income (loss)	(247)	—	—	—	(1,582)	—	—	—	—	(34,742)	—	(36,571)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	1,322	—	—	1,322
Distributions to Operating Partnership units held by noncontrolling interests	(5,696)	(1,942)	(1,894)	(1,187)	(11,934)	—	—	—	—	—	—	(22,653)
Dividends paid on common stock at $2.15 per share	—	—	—	—	—	—	—	—	—	—	(269,630)	(269,630)
Balances at September 30, 2016	$13,981	$41,902	$10,730	$68,747	$195,186	$—	125,789,715	$1,258	$2,562,134	$(41,094)	$(323,472)	$2,529,372
See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$306,673	$197,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,402	92,691
Amortization of deferred financing costs	9,388	4,876
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	3,716	2,198
Non-cash interest expense related to amortization of premium on notes payable	(828)	(2,046)
Compensation expense related to stock-based awards	6,008	4,385
Gain on sale of real estate assets and purchase of joint venture partners' interests	(64,432)	(2,857)
Gain on real estate transactions and earnout from prior acquisition	(9,814)	(1,501)
Distributions from unconsolidated real estate ventures in excess of earnings	3,071	4,020
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	923	(2,247)
Other assets	(16,059)	(20,022)
Accounts payable and accrued expenses	10,938	10,782
Other liabilities	3,173	(1,790)
Net cash provided by operating activities	386,159	286,281
Cash flows from investing activities:
Acquisition of real estate assets	(763,246)	(263,404)
Development and redevelopment of real estate assets	(18,492)	(15,137)
Proceeds from sale of real estate assets	56,786	800
Change in restricted cash	14,296	(203,384)
Investment in unconsolidated real estate ventures	(25,690)	(549)
Return of investment in unconsolidated real estate ventures	11,991	61
Purchase/issuance of notes receivable	(18,530)	—
Principal payments received from notes receivable	41,393	—
Purchase of equipment and fixtures	(2,818)	(4,821)
Net cash used in investing activities	(704,310)	(486,434)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	123,423	446,909
Net proceeds from the issuance of exchangeable senior notes	—	563,500
Repurchase of exchangeable senior notes	(22,192)	(227,212)
Proceeds from notes payable and lines of credit	1,026,975	1,718,753
Principal payments on notes payable and lines of credit	(565,541)	(1,016,064)
Deferred financing costs	(6,700)	(5,138)
Net proceeds from exercise of stock options	312	1,424
Proceeds from termination of interest rate cap	1,650	—
Payment of earnout from prior acquisition	(4,600)	—
Dividends paid on common stock	(269,630)	(196,076)
Distributions to noncontrolling interests	(22,653)	(18,074)
Net cash provided by financing activities	261,044	1,268,022
Net decrease in cash and cash equivalents	(57,107)	1,067,869
Cash and cash equivalents, beginning of the period	75,799	47,663
Cash and cash equivalents, end of the period	$18,692	$1,115,532

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Supplemental schedule of cash flow information
Interest paid	$94,585	$60,040
Income taxes paid	10,813	1,555
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$(839)	$(150)
Common stock and paid-in capital	839	150
Tax effect from vesting of restricted stock grants and option exercises:
Other assets	$1,322	$1,563
Additional paid-in capital	(1,322)	(1,563)
Acquisitions of real estate assets:
Real estate assets, net	$65,960	$122,132
Operating Partnership units issued	(56,237)	(106,522)
Notes payable assumed	(9,723)	—
Receivables from related parties and affiliated real estate joint ventures	—	(15,610)
Accrued construction costs and capital expenditures:
Acquisition of real estate assets	$8,839	$—
Accounts payable and accrued expenses	(8,839)	—
Distribution of real estate from investments in unconsolidated real estate ventures:
Real estate assets, net	$21,587	$—
Investments in unconsolidated real estate ventures	(21,587)	—
Disposition of real estate assets:
Real estate assets, net	$(7,689)	$—
Operating Partnership units redeemed	7,689	—
Acquisition of other noncontrolling interests:
Operating Partnership units issued	$(800)	$—
Other noncontrolling interests	162	—
Additional paid-in capital	638	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2016, the Company had direct and indirect equity interests in 999 stores. In addition, the Company managed 422 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,421. These stores are located in 38 states, Washington, D.C. and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under ASU 2016-02. The guidance is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements, and other than the inclusion of operating leases on the Company's balance sheet, such effects have not yet been determined.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance on several specific cash flow issues, including the classification of debt prepayment or debt extinguishment costs, contingent consideration payments, and distributions received from equity method investees. This guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2016, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$23	$—	$23	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(39,749)	$—	$(39,749)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2016 or December 31, 2015.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of September 30, 2016, the Company had one parcel of undeveloped land classified as held for sale. The estimated fair value less selling costs of each of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$129,602	$120,230	$128,216	$120,230
Fixed rate notes receivable	$55,458	$53,593	$86,814	$84,331
Fixed rate notes payable and notes payable to trusts	$2,492,943	$2,440,116	$1,828,486	$1,806,904
Exchangeable senior notes	$719,502	$638,172	$770,523	$660,364

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended September 30, 2016 and 2015, options to purchase approximately 95,031 and 82,571 shares of common stock, respectively, and for the nine months ended September 30, 2016 and 2015, options to purchase approximately 84,919 and 50,144 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2016 and 2015 was $84.41 and $73.24, respectively. The average share price for the nine months ended September 30, 2016 and 2015 was $87.22 and $68.94, respectively. The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	496,412	572,121	480,419	607,806
Series C Units	351,132	404,684	339,820	429,926
Series D Units	—	187,189	417,420	198,865
	847,544	1,163,994	1,237,659	1,236,597

The Operating Partnership had $63,172 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of September 30, 2016. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $54.37 per share as of September 30, 2016, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of September 30, 2016. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $94.96 per share as of September 30, 2016, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay such exchange obligation, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and nine months ended September 30, 2016 and 2015, 413,498 and 383,279 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three and nine months ended September 30, 2016 and 2015, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during these periods.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series A Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $115,000 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $115,000 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46. Accordingly, the number of shares included in the computation for diluted earnings per share related to the Series A Units is equal to the number of Series A Units outstanding, with no additional shares included related to the fixed $115,000 amount.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$118,088	$71,718	$283,724	$180,799
Earnings and dividends allocated to participating securities	(248)	(173)	(616)	(432)
Earnings for basic computations	117,840	71,545	283,108	180,367
Earnings and dividends allocated to participating securities	—	173	—	—
Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	7,776	5,151	17,926	13,062
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(1,271)	(1,272)	(3,814)	(3,817)
Net income for diluted computations	$124,345	$75,597	$297,220	$189,612

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	125,752,291	122,644,837	125,244,761	118,564,872
OP Units	5,534,350	5,934,539	5,557,723	5,320,130
Series A Units	875,480	875,480	875,480	875,480
Series D Units	814,435	—	—	—
Unvested restricted stock awards included for treasury stock method	—	304,610	—	—
Shares related to exchangeable senior notes and dilutive stock options	786,916	638,645	798,727	645,831
Average number of common shares outstanding - diluted	133,763,472	130,398,111	132,476,691	125,406,313
Earnings per common share
Basic	$0.94	$0.58	$2.26	$1.52
Diluted	$0.93	$0.58	$2.24	$1.51

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.	STORE ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of operating stores for the nine months ended September 30, 2016. The table excludes purchases of raw land or improvements made to existing assets.

			Consideration Paid						Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Loan Assumed	Net Liabilities/(Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
California	1	9/21/2016	$13,800	$13,782	$—	$18	$—	—	$13,800
Various states(1)	23	9/16/2016	237,542	237,800	—	(258)	—	—	248,530
California	1	8/31/2016	3,990	3,998	—	(8)	—	—	3,990
Texas	1	8/12/2016	9,993	9,915	—	78	—	—	9,993
Hawaii	1	7/14/2016	30,955	30,850	—	105	—	—	30,955
Massachusetts	1	6/30/2016	13,807	13,751	—	56	—	—	13,807
Georgia	1	6/30/2016	7,900	6,696	—	4	1,200	13,764	7,900
Illinois	4	6/10/2016	55,851	—	—	814	55,037	2,201,467	55,851
Texas	4	6/2/2016	37,478	37,246	—	232	—	—	37,478
South Carolina	1	5/10/2016	8,249	8,230	—	19	—	—	8,249
Washington, DC	1	5/5/2016	32,968	23,163	9,723	82	—	—	32,968
Indiana	5	4/22/2016	26,983	26,849	—	134	—	—	26,983
Colorado	1	4/19/2016	7,904	7,869	—	35	—	—	7,904
Arizona	1	4/18/2016	8,154	8,029	—	125	—	—	8,154
Texas	1	4/15/2016	10,978	10,922	—	56	—	—	10,978
Arizona	1	4/5/2016	5,000	4,999	—	1	—	—	5,000
Hawaii	1	4/5/2016	28,992	28,935	—	57	—	—	28,992
New Mexico	1	3/29/2016	10,958	10,928	—	30	—	—	10,958
New Mexico	1	3/29/2016	17,940	17,905	—	35	—	—	17,940
Georgia	3	3/29/2016	25,087	25,069	—	18	—	—	25,087
Texas	1	3/21/2016	9,994	9,969	—	25	—	—	9,994
Illinois	1	2/25/2016	16,721	16,738	—	(17)	—	—	16,721
Massachusetts	1	2/16/2016	16,169	16,174	—	(5)	—	—	16,169
Various states(2)	6	2/2/2016	53,898	53,940	—	(42)	—	—	98,082
Texas	3	1/14/2016	22,625	22,523	—	102	—	—	22,625
Florida	1	1/12/2016	9,001	8,980	—	21	—	—	9,001
Texas	3	1/7/2016	27,537	27,435	—	102	—	—	27,537
New Mexico	2	1/7/2016	15,607	15,495	—	112	—	—	15,607
2016 Totals	72		$766,081	$698,190	$9,723	$1,931	$56,237	2,215,231	$821,253

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

(1)
On September 16, 2016, the Company acquired 23 stores from its ESS PRISA II LLC joint venture ("PRISA II") in a step acquisition. These stores are located in Arizona, California, Connecticut, Florida, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, New Mexico, Ohio, Tennessee and Virginia. The Company owned 4.42% of PRISA II, with the other 95.58% owned by affiliates of Prudential Global Investment Management ("Prudential"). PRISA II created a new subsidiary, Extra Space Properties 131 LLC ("ESP 131"), and transferred 23 stores into ESP 131. PRISA II then distributed ESP 131 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $4,326. Immediately after the distribution, the Company acquired Prudential's 95.58% interest in ESP 131 for $238,679, resulting in 100% ownership of ESP 131 and the related 23 stores. Based on the purchase price of Prudential's share of ESP 131, the Company determined that the fair value of its investment in ESP 131 immediately prior to the acquisition of Prudential's share was $10,988, and the Company recorded a gain of $6,662 as a result of re-measuring to fair value its existing equity interest in ESP 131. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's condensed consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $248,530, which includes total cash paid, the investment in ESP 131, and the step acquisition gain, less net assets acquired. Subsequent to these transactions, PRISA II owned 42 stores. The Company sold its 4.42% interest in PRISA II to Prudential immediately following these transactions as disclosed in Note 6.

(2)
On February 2, 2016, the Company acquired six stores from its VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. These stores are located in Florida, Maryland, Nevada, New York, and Tennessee. The Company owns 45.04% of VRS, with the other 54.96% owned by affiliates of Prudential. VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $17,261. Immediately after the distribution, the Company acquired Prudential’s 54.96% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, the Company determined that the fair value of its investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and the Company recorded a gain of $26,923 as a result of re-measuring to fair value its existing equity interest in ESP 122. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests on the Company’s condensed consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $98,082, which includes total cash paid, the investment in ESP 122, and the step acquisition gain, less net assets acquired.

Store Dispositions

On July 26, 2016, the Company closed on the sale of one operating store located in Indiana that had been classified as held for sale for $4,447 in cash. The Company recognized no gain or loss related to this disposition.

On April 20, 2016, the Company closed on the sale of seven operating stores located in Ohio and Indiana that had been classified as held for sale for $17,555 in cash. The Company recognized a gain of $11,265 related to this disposition.

On April 1, 2016, the Company disposed of a single store in Texas in exchange for 85,452 of our OP Units valued at $7,689. The Operating Partnership canceled the OP Units received in this disposition. The Company recognized a gain of $93 related to this disposition.

Losses on Earnout from Prior Acquisition
In December 2014, the Company acquired a portfolio of five stores located in New Jersey and Virginia. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, the Company recorded an estimated liability related to this earnout provision. The operating income of these stores during the earnout period has been higher than expected, resulting in an increase in the estimate of the amount due to the sellers of $1,544, which was recorded as a loss and included in loss earnout from prior acquisitions in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

6.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

On September 16, 2016, subsequent to its acquisition of 23 properties as outlined in Note 5, the Company sold its 4.42% interest in PRISA II to Prudential for $34,758 in cash. The carrying value of the Company's investment prior to the acquisition was $3,912, and the Company recorded a gain on the sale of $30,846. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's condensed consolidated statements of operations.

On September 14, 2016, the Company entered into a new joint venture, ESS-GS Vancouver-139th LLC ("Vancouver"). Vancouver purchased a newly constructed store located in Oregon for a purchase price of $8,700, which was financed through debt and member contributions. The Company contributed a total of $806 for a 25.0% interest in Vancouver. The Company accounts for its investment in Vancouver under the equity method of accounting.

On August 16, 2016, the Company entered into a new joint venture, ESS-H Elmont Associates LLC ("Elmont"). Elmont purchased a newly constructed store located in New York for a purchase price of $24,700, which was financed through debt and member contributions. The Company contributed a total of $4,712 for a 50.0% interest in Elmont. The Company accounts for its investment in Elmont under the equity method of accounting.

On July 8, 2016, the Company entered into a new joint venture, ESS-GS Hillsboro-73rd LLC ("Hillsboro"). Hillsboro purchased a newly constructed store located in Oregon for a purchase price of $3,672, which was financed through debt and member contributions. The Company contributed a total of $376 for a 25.0% interest in Hillsboro. The Company accounts for its investment in Hillsboro under the equity method of accounting.

On May 20, 2016, the Company entered into a new joint venture, BH Storage Columbia LLC ("BH"). BH purchased a newly constructed store located in South Carolina for a purchase price of $8,000, which was financed through debt and member contributions. The Company contributed a total of $1,034 for a 20.0% interest in BH. The Company accounts for its investment in BH under the equity method of accounting.

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

On April 8, 2016, the Company entered into a new joint venture, PR EXR Self Storage, LLC ("PREXR"). PREXR purchased a single store located in New York for a purchase price of $52,000, which was financed through member contributions. The Company contributed a total of $12,114 for a 25.0% interest in PREXR. The Company accounts for its investment in PREXR under the equity method of accounting.

On March 31, 2016, the Company entered into a new joint venture, ESS-H Baychester Investments LLC (“Baychester”). Baychester purchased a single store in New York for $23,000, which was financed through debt and member contributions. The Company contributed $4,794 for a 44.4% interest in Baychester. The Company accounts for its investment in Baychester under the equity method of accounting.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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

Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of September 30, 2016:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	119,590	3,590	116,000	—
Unamortized debt issuance costs	(2,299)	—	—	—
	$117,291	$3,590	$116,000	$—

The Company had no consolidated VIEs during the nine months ended September 30, 2016.

8.	DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During the remainder of 2016, the Company estimates that an additional $4,553 will be reclassified as an increase to interest expense.

The Company held 31 derivative financial instruments which had a total combined notional amount of $2,119,860 as of September 30, 2016.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:	Fair Value
Other assets	$23	$4,996
Other liabilities	$(39,749)	$(6,991)

Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended September 30,
Type	2016	2015		2016	2015
Swap Agreements	$8,451	$(23,073)	Interest expense	$(4,926)	$(3,084)

	Gain (loss) recognized in OCI For the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Nine Months Ended September 30,
Type	2016	2015		2016	2015
Swap Agreements	$(50,165)	$(28,531)	Interest expense	$(14,240)	$(8,017)

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

As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $39,749. As of September 30, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $42,533, including accrued interest.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of September 30, 2016 was approximately 10.53 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of September 30, 2016 was approximately 18.39 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

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

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended September 30, 2016. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending December 31, 2016. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended September 30, 2016.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the 2013 Notes and 2015 Notes

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	September 30, 2016	December 31, 2015
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$63,172	$85,364
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(1,378)	(2,605)
Unamortized discount - equity component - 2015 Notes	(18,428)	(21,565)
Unamortized cash discount - 2013 Notes	(327)	(633)
Unamortized debt issuance costs	(9,666)	(11,698)
Net carrying amount of liability components	$608,373	$623,863

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest	$4,867	$1,972	$14,616	$4,940
Amortization of discount	1,243	805	3,716	2,198
Total interest expense recognized	$6,110	$2,777	$18,332	$7,138

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
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

On August 28, 2015, the Company filed a $400,000 “at the market” equity program with the Securities and Exchange Commission, and entered into separate equity distribution agreements with five sales agents. On May 6, 2016, the Company filed its current $400,000 "at the market" equity program with the Securities and Exchange Commission using a new shelf registration statement on Form S-3, and entered into separate equity distribution agreements with five sales agents. Under the terms of the current equity distribution agreements, the Company may from time to time offer and sell shares of common stock, up to the aggregate offering price of $400,000, through its sales agents. The current equity distribution agreements, dated May 6, 2016, replaced and superseded the previous equity distribution agreements, dated August 28, 2015.

During July 2016, the Company sold 550,000 shares of common stock under the current “at the market” equity program at an average sales price of $92.04 per share, resulting in net proceeds of $50,063. At September 30, 2016, the Company had $349,375 available for issuance under the existing equity distribution agreements.

From January 1, 2016, through May 6, 2016, the Company sold 831,300 shares of common stock under the previous “at the market” equity program at an average sales price of $89.66 per share, resulting in net proceeds of $73,360.

During the September 2015, the Company sold 410,000 shares of common stock under the previous “at the market” equity program at an average sales price of $75.17 per share, resulting in net proceeds of $30,266.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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

The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $68,747. Holders of the Series D Units receive distributions at an annual rate between 4.0% to 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition the D-3 Units are exchangeable for common OP Units until the 10th anniversary of the date of issuance. The D-1 Units are not exchangeable for common OP Units.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 91.6% ownership interest in the Operating Partnership as of September 30, 2016. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 8.4% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at September 30, 2016 was $79.62 and there were 5,537,223 OP Units outstanding.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2016 and the Company elected to pay the OP Unit holders cash, the Company would have paid $440,874 in cash consideration to redeem the units.

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

Other noncontrolling interests represent the ownership interest of third parties in one consolidated joint venture as of September 30, 2016. This joint venture owns an operating store in Texas. The voting interests of the third-party owner are 20.0%.

On August 1, 2016, the Company purchased its joint venture partner's remaining 3.33% interest in an existing joint venture in exchange for 8,889 OP Units, valued at $800. This joint venture owned one store located in California, and as a result of this purchase, this store became wholly-owned by the Company. Prior to this acquisition, the partner's interest was reported in other noncontrolling interests. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.

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

On September 16, 2016, the Company acquired 23 operating stores from PRISA II in a step acquisition. The Company recognized a non-cash gain of $6,662 related to this transaction as a result of revaluing its existing equity interest upon the purchase of the remaining interest. See Note 5 for more information on this transaction.

On September 16, 2016, subsequent to its acquisition of 23 properties as outlined in Note 5, the Company sold its 4.42% interest in PRISA II to Prudential for $34,758 in cash. The carrying value of the Company's investment prior to the acquisition was $3,912, and the Company recorded a gain on the sale of $30,846. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's condensed consolidated statements of operations.

On February 2, 2016, the Company acquired six operating stores from VRS in a step acquisition. The Company recognized a non-cash gain of $26,923 related to this transaction as a result of revaluing its existing equity interest upon the purchase of the remaining interest. See Note 5 for more information on this transaction.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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

15.    SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	September 30, 2016	December 31, 2015
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$85,912	$103,007
Total assets
Rental operations	$6,427,600	$5,674,030
Tenant reinsurance	35,021	37,696
Property management, acquisition and development	279,435	359,681
	$6,742,056	$6,071,407

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Statement of Operations
Total revenues
Rental operations	$224,451	$170,548	$635,730	$480,466
Tenant reinsurance	22,727	18,226	64,936	52,076
Property management, acquisition and development	10,005	8,723	30,193	23,969
	257,183	197,497	730,859	556,511
Operating expenses, including depreciation and amortization
Rental operations	106,531	77,436	312,390	230,271
Tenant reinsurance	4,093	3,608	12,345	9,819
Property management, acquisition and development	23,835	19,149	79,470	62,074
	134,459	100,193	404,205	302,164
Income (loss) from operations
Rental operations	117,920	93,112	323,340	250,195
Tenant reinsurance	18,634	14,618	52,591	42,257
Property management, acquisition and development	(13,830)	(10,426)	(49,277)	(38,105)
	122,724	97,304	326,654	254,347
Gain on real estate transactions and earnout from prior acquisition
Property management, acquisition and development	—	1,101	9,814	1,501
Interest expense
Rental operations	(32,619)	(20,034)	(95,125)	(63,894)
Property management, acquisition and development	(875)	(777)	(2,530)	(1,159)
	(33,494)	(20,811)	(97,655)	(65,053)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(1,243)	(805)	(3,716)	(2,198)
Interest income
Tenant reinsurance	4	3	10	11
Property management, acquisition and development	1,354	353	4,687	1,629
	1,358	356	4,697	1,640
Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213	3,638	3,638
Equity in earnings of unconsolidated real estate ventures
Rental operations	3,625	3,403	9,813	9,054
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners' interests
Property management, acquisition and development	37,509	—	64,432	2,857
Income tax (expense) benefit
Rental operations	(550)	(325)	(1,840)	(1,404)
Tenant reinsurance	(3,504)	(2,624)	(9,352)	(6,927)
Property management, acquisition and development	(412)	(612)	188	337
	(4,466)	(3,561)	(11,004)	(7,994)
Net income (loss)
Rental operations	88,376	76,156	236,188	193,951
Tenant reinsurance	15,134	11,997	43,249	35,341
Property management, acquisition and development	23,716	(9,953)	27,236	(31,500)
	$127,226	$78,200	$306,673	$197,792

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and amortization expense
Rental operations	$44,189	$28,558	$126,506	$85,940
Property management, acquisition and development	2,366	2,153	6,896	6,751
	$46,555	$30,711	$133,402	$92,691
Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(763,246)	$(263,404)
Development and redevelopment of real estate assets
Property management, acquisition and development			$(18,492)	$(15,137)

16.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2016, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. Therefore, any estimate(s) of loss disclosed below represents what management believes to be an estimate of loss only for certain matters meeting these criteria and does not represent the Company’s maximum loss exposure. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

The Company currently has a legal proceeding pending against it that includes causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of this litigation matter, the Company has recorded a liability of $4,800 as of September 30, 2016, which is included in other liabilities on the condensed consolidated balance sheet.

As of September 30, 2016, the Company was under contract to acquire 9 operating stores and 13 stores to be acquired upon the completion of construction. The Company also had an agreement to acquire 11 operating stores from an existing joint venture. The total purchase price of of all stores with commitments was $392,635. Of these stores, 22 are scheduled to close in 2016. The remaining stores will close upon completion of construction, expected to occur on various dates in 2017 and 2018. Additionally, the Company is under contract to acquire 8 stores with joint venture partners, for a total purchase price of $55,780. One of these stores is scheduled to close in 2016 while the remaining seven stores are expected to close in 2017 and 2018.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

17.	SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company purchased eight stores located in California, Maryland, Minnesota, Texas, and Utah for a total purchase price of $73,850.

On October 14, 2016, the Company obtained $1,150,000 in unsecured financing, consisting of a $500,000 senior unsecured revolving credit facility, a senior unsecured five-year term loan of up to $430,000, of which it drew $300,000 at closing, and a senior unsecured seven-year term loan of up to $220,000. Concurrently with the close of this transaction, the Company paid off and terminated three of the four existing lines of credit.

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

PROPERTIES

As of September 30, 2016, we owned, had ownership interests in, or managed 1,421 stores in 38 states, Washington, D.C. and Puerto Rico. Of these 1,421 stores, we owned 810 stores, we held joint venture interests in 189 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 422 stores that are owned by third parties. These operating stores contain approximately 107 million square feet of rentable space in approximately 955,000 units.

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

As of September 30, 2016, approximately 855,000 tenants were leasing storage units at the 1,421 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2016, the average length of stay was approximately 14.2 months for tenants that vacated during the preceding twelve month period.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.00 for the three months ended September 30, 2016, compared to $15.11 for the three months ended September 30, 2015. Average annual rent per square foot for new leases was $16.67 for the three months ended September 30, 2016, compared to $15.67 for the three months ended September 30, 2015. The average discounts, as a percentage of rental revenues, during these periods were 2.9% and 2.7%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized stores by state as of September 30, 2016 and 2015. The information as of September 30, 2015 is on a pro forma basis as though all the stores owned and/or managed at September 30, 2016 were under our control as of September 30, 2015.

Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2016(1)	Number of Units as of September 30, 2015	Net Rentable Square Feet as of September 30, 2016(2)	Net Rentable Square Feet as of September 30, 2015	Square Foot Occupancy % September 30, 2016	Square Foot Occupancy % September 30, 2015
Wholly-Owned Stores
Alabama	8	4,650	4,586	556,971	559,826	90.1%	89.2%
Arizona	20	11,964	11,888	1,324,231	1,330,005	92.6%	91.5%
California	137	104,694	103,754	10,902,329	10,924,414	94.4%	94.9%
Colorado	13	6,656	6,558	822,689	823,599	91.6%	93.3%
Connecticut	6	3,858	3,847	395,427	394,451	92.3%	93.1%
Florida	77	55,243	54,555	5,866,895	5,844,039	93.1%	92.6%
Georgia	47	28,290	27,828	3,643,631	3,634,953	91.6%	91.4%
Hawaii	7	7,716	7,615	516,116	513,141	92.6%	91.5%
Illinois	25	17,046	17,154	1,881,486	1,930,966	92.2%	90.6%
Indiana	15	7,802	7,698	940,348	944,414	93.2%	89.1%
Kansas	1	529	535	49,999	49,991	96.2%	92.3%
Kentucky	10	5,876	5,840	757,090	756,660	91.8%	88.5%
Louisiana	2	1,405	1,406	149,880	150,090	93.3%	93.2%
Maryland	26	19,830	19,760	2,039,562	2,041,799	92.5%	92.2%
Massachusetts	37	23,071	22,818	2,296,438	2,304,088	91.7%	94.4%
Michigan	4	2,388	2,369	323,976	325,144	94.4%	91.2%
Mississippi	3	1,511	1,483	218,282	221,482	89.7%	85.1%
Missouri	6	3,290	3,246	385,951	387,401	92.4%	94.2%
Nevada	15	9,111	9,139	1,313,545	1,315,280	92.6%	90.2%
New Hampshire	2	1,043	1,017	126,053	126,048	94.5%	93.4%
New Jersey	58	45,458	45,179	4,498,001	4,489,775	93.1%	92.5%
New Mexico	11	6,204	6,173	717,403	718,783	93.4%	91.4%
New York	22	20,061	19,957	1,650,098	1,647,888	90.8%	92.9%
North Carolina	11	6,867	6,811	762,011	763,514	90.8%	91.7%
Ohio	17	9,536	9,460	1,248,121	1,244,254	92.5%	91.5%
Oregon	3	2,141	2,158	250,180	250,450	90.8%	94.5%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2016(1)	Number of Units as of September 30, 2015	Net Rentable Square Feet as of September 30, 2016(2)	Net Rentable Square Feet as of September 30, 2015	Square Foot Occupancy % September 30, 2016	Square Foot Occupancy % September 30, 2015
Pennsylvania	14	9,625	9,654	1,046,635	1,044,005	91.2%	88.7%
Rhode Island	2	1,274	1,235	131,521	131,381	95.0%	94.8%
South Carolina	20	11,227	11,227	1,510,759	1,519,390	89.4%	88.7%
Tennessee	21	11,916	11,823	1,619,156	1,635,326	92.2%	90.0%
Texas	83	54,415	53,165	7,007,652	6,910,378	90.2%	89.6%
Utah	8	4,241	4,232	523,614	522,856	94.1%	94.8%
Virginia	38	28,928	28,668	3,070,937	3,068,175	91.2%	90.2%
Washington	6	3,617	3,597	428,728	428,878	94.7%	94.4%
Washington, DC	1	1,220	1,214	99,739	99,439	92.3%	92.7%
Total Wholly-Owned Stabilized	776	532,703	527,649	59,075,454	59,052,283	92.4%	92.0%

Joint-Venture Stores
Alabama	1	602	601	74,856	74,816	93.5%	93.8%
Arizona	6	3,725	3,686	428,883	428,849	92.2%	90.7%
California	52	37,365	36,941	3,620,732	3,620,648	94.4%	95.4%
Colorado	2	1,315	1,313	157,986	158,429	93.0%	93.8%
Connecticut	5	3,759	3,763	403,910	404,890	92.1%	93.1%
Delaware	1	603	598	71,910	71,610	82.7%	83.5%
Florida	12	9,988	9,855	1,002,212	1,002,919	93.2%	93.4%
Georgia	2	1,099	1,084	150,744	151,234	91.1%	95.2%
Illinois	4	2,692	2,697	288,115	287,400	92.0%	91.2%
Indiana	1	445	447	56,954	57,274	97.1%	89.6%
Kansas	2	845	845	109,375	109,155	92.2%	90.3%
Kentucky	3	1,374	1,450	153,825	171,765	94.9%	85.7%
Maryland	8	6,641	6,579	609,705	610,737	91.7%	91.6%
Massachusetts	9	5,114	4,993	534,877	535,897	92.5%	92.5%
Michigan	5	3,207	3,160	397,059	395,019	92.9%	93.0%
Missouri	1	542	536	61,075	61,075	92.1%	89.8%
Nevada	2	1,205	1,205	123,565	123,495	93.9%	95.4%
New Hampshire	2	794	801	83,845	85,111	91.9%	94.4%
New Jersey	13	10,328	10,268	1,029,588	1,027,219	92.4%	91.9%
New Mexico	3	1,422	1,423	166,021	165,765	92.0%	91.2%
New York	8	7,677	7,664	649,362	648,120	93.3%	93.9%
Ohio	5	2,877	2,869	381,432	381,614	92.7%	91.3%
Oregon	1	652	655	64,970	64,970	95.5%	95.0%
Pennsylvania	4	2,699	2,678	312,995	311,251	90.9%	89.2%
Tennessee	8	4,747	4,718	623,190	622,115	93.5%	91.0%
Texas	10	5,789	5,736	672,696	673,865	92.0%	94.4%
Virginia	8	5,910	5,895	608,332	608,042	91.1%	91.3%
Washington, DC	1	1,694	1,547	104,454	102,492	91.5%	90.2%
Total Joint-Venture Stabilized	179	125,110	124,007	12,942,668	12,955,776	93.0%	93.0%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2016(1)	Number of Units as of September 30, 2015	Net Rentable Square Feet as of September 30, 2016(2)	Net Rentable Square Feet as of September 30, 2015	Square Foot Occupancy % September 30, 2016	Square Foot Occupancy % September 30, 2015
Managed Stores
Alabama	11	5,781	5,602	760,579	740,503	89.9%	89.7%
Arizona	3	1,271	1,230	218,739	230,045	93.0%	91.5%
California	79	54,005	53,602	6,628,107	6,556,244	93.3%	92.0%
Colorado	16	8,981	8,672	1,068,302	1,030,434	89.2%	90.2%
Connecticut	2	1,414	1,311	182,149	171,655	90.9%	94.5%
Florida	50	34,116	34,062	4,139,108	4,160,964	92.9%	93.3%
Georgia	8	3,962	3,944	573,080	588,142	93.7%	92.8%
Hawaii	6	4,685	4,803	352,278	349,264	91.3%	92.4%
Illinois	11	6,486	6,515	698,020	697,737	91.0%	85.7%
Indiana	12	6,771	6,545	799,992	792,475	91.6%	90.2%
Kentucky	2	1,332	1,332	218,887	219,777	92.2%	93.3%
Louisiana	1	987	990	133,325	132,745	92.2%	91.5%
Maryland	20	14,765	14,660	1,438,203	1,432,993	91.5%	91.1%
Massachusetts	3	1,540	1,525	182,945	182,735	92.1%	94.3%
Michigan	6	3,352	3,341	416,650	416,250	92.7%	87.8%
Mississippi	1	681	684	115,688	115,688	91.8%	95.7%
Missouri	4	2,154	2,178	253,390	244,250	93.2%	82.6%
Nevada	10	7,951	8,005	945,220	945,235	92.0%	88.0%
New Jersey	5	3,181	3,175	307,535	309,559	92.0%	89.9%
New Mexico	1	819	806	107,695	103,535	93.5%	86.4%
New York	3	2,672	2,675	219,448	219,903	92.1%	93.0%
North Carolina	6	2,617	2,569	371,697	371,216	89.5%	89.1%
Ohio	12	4,816	4,795	620,978	626,096	92.3%	92.2%
Oklahoma	11	5,823	5,845	953,385	960,572	80.6%	80.3%
Oregon	1	447	455	39,430	39,419	93.7%	97.7%
Pennsylvania	18	10,715	10,632	1,244,635	1,243,560	92.4%	92.6%
South Carolina	4	2,632	2,607	353,008	348,621	92.2%	87.1%
Tennessee	4	2,151	2,136	282,263	290,183	94.1%	90.1%
Texas	37	21,338	20,856	3,052,114	2,946,259	87.9%	88.8%
Utah	5	2,781	2,538	408,122	381,197	90.4%	93.4%
Virginia	7	4,249	4,243	437,979	438,304	90.6%	92.0%
Washington	3	1,564	1,572	181,897	181,951	94.3%	91.0%
Puerto Rico	4	2,725	2,678	289,620	287,577	86.6%	86.4%
Total Managed Stabilized	366	228,764	226,583	27,994,468	27,755,088	91.4%	90.7%
Total Stabilized Stores	1,321	886,577	878,239	100,012,590	99,763,147	92.2%	91.8%

(1)	Represents unit count as of September 30, 2016, which may differ from unit count as of September 30, 2015 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of September 30, 2016, which may differ from rentable square feet as of September 30, 2015 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of September 30, 2016 and 2015. The information as of September 30, 2015 is on a pro forma basis as though all the stores owned and/or managed at September 30, 2016 were under our control as of September 30, 2015.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2016(1)	Number of Units as of September 30, 2015	Net Rentable Square Feet as of September 30, 2016(2)	Net Rentable Square Feet as of September 30, 2015	Square Foot Occupancy % September 30, 2016	Square Foot Occupancy % September 30, 2015
Wholly-Owned Stores
Arizona	2	1,504	894	185,887	122,092	89.3%	64.6%
California(3)	4	2,606	643	253,638	59,209	60.0%	64.6%
Connecticut	1	1,108	1,107	89,820	89,820	95.4%	90.4%
Florida	2	1,239	1,229	156,793	158,858	91.8%	62.4%
Georgia	4	2,595	1,897	297,225	219,545	68.7%	57.2%
Illinois	3	2,736	1,667	216,662	134,509	72.7%	55.3%
Maryland	1	988	988	103,135	103,171	95.2%	89.9%
Massachusetts	3	2,715	754	206,312	67,381	66.5%	68.8%
North Carolina	2	1,613	978	154,460	85,250	89.1%	69.5%
Oregon	1	597	599	76,797	76,347	94.3%	70.0%
South Carolina	2	1,366	1,349	137,295	137,400	84.0%	60.1%
Texas	8	4,955	4,295	638,616	557,578	87.7%	73.8%
Virginia	1	558	514	55,900	56,855	92.3%	82.0%
Total Wholly-Owned in Lease-up	34	24,580	16,914	2,572,540	1,868,015	80.9%	69.1%
Joint-Venture Stores
Arizona	1	602	606	62,200	62,200	87.4%	21.9%
Colorado	1	815	—	84,640	—	32.5%	—%
New Jersey	1	872	874	74,152	74,587	90.9%	28.1%
New York	3	3,855	1,114	209,387	67,270	40.6%	6.2%
Oregon	1	283	292	27,300	27,500	78.8%	10.3%
Texas	1	533	—	55,275	—	43.1%	—%
South Carolina	1	669	651	78,085	70,590	68.1%	5.6%
Washington	1	637	—	82,345	—	46.5%	—%
Total Joint-Venture in Lease-up	10	8,266	3,537	673,384	302,147	55.1%	15.1%
Managed Stores
Arizona	1	838	—	90,845	—	45.5%	—%
California	5	3,934	1,612	491,566	208,330	58.3%	47.8%
Colorado	3	1,930	1,198	222,874	142,011	82.8%	60.1%
Florida	3	2,003	849	194,520	90,907	88.6%	70.3%
Georgia	3	1,692	553	197,604	69,367	40.9%	46.5%
Illinois	6	3,830	673	383,334	46,417	27.7%	85.9%
Indiana	1	632	—	63,958	—	48.6%	—%
Kentucky	1	522	—	43,235	—	0.1%	—%
Maryland	3	1,726	1,312	144,230	114,710	85.5%	70.7%
Massachusetts	2	1,922	902	153,603	70,076	44.0%	46.4%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2016(1)	Number of Units as of September 30, 2015	Net Rentable Square Feet as of September 30, 2016(2)	Net Rentable Square Feet as of September 30, 2015	Square Foot Occupancy % September 30, 2016	Square Foot Occupancy % September 30, 2015
Minnesota	1	644	—	62,389	—	80.3%	—%
Missouri	1	629	—	64,315	—	38.3%	—%
Nevada	1	1,447	1,469	197,351	196,181	84.1%	60.4%
New Hampshire	1	372	—	35,196	—	45.0%	—%
New Jersey	1	754	—	109,877	—	44.5%	—%
New York	1	534	344	56,150	33,704	75.6%	80.6%
North Carolina	7	3,990	1,675	424,068	204,213	66.3%	50.3%
Ohio	1	538	292	67,860	40,940	82.3%	88.9%
Oklahoma	1	293	—	67,750	—	1.4%	—%
Oregon	1	513	—	44,370	—	2.4%	—%
South Carolina	2	1,619	1,616	165,026	165,184	89.2%	60.1%
Texas	5	3,433	—	380,782	—	20.2%	—%
Utah	1	405	—	44,149	—	48.2%	—%
Virginia	1	455	452	51,299	51,309	89.1%	81.9%
Washington	1	684	710	80,630	80,730	95.6%	64.5%
Wisconsin	2	675	—	93,685	—	25.5%	—%
Total Managed in Lease-up	56	36,014	13,657	3,930,666	1,514,079	55.3%	60.3%
Total Lease-up Stores	100	68,860	34,108	7,176,590	3,684,241	64.5%	61.0%

(1)	Represents unit count as of September 30, 2016, which may differ from unit count as of September 30, 2015 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of September 30, 2016, which may differ from rentable square feet as of September 30, 2015 due to unit conversions or expansions.

(3)	In October 2014, a store located in Venice, California was damaged by fire. In April 2016, the first floor re-opened for operation, while the reconstruction on the second floor is pending completion.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2016 and 2015

Overview
Results for the three and nine months ended September 30, 2016 included the operations of 999 stores (810 wholly-owned, one in a consolidated joint venture, and 188 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2015, which included the operations of 868 stores (616 wholly-owned, one in a consolidated joint venture, and 251 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues:
Property rental	$224,451	$170,548	$53,903	31.6%	$635,730	$480,466	$155,264	32.3%
Tenant reinsurance	22,727	18,226	4,501	24.7%	64,936	52,076	12,860	24.7%
Management fees and other income	10,005	8,723	1,282	14.7%	30,193	23,969	6,224	26.0%
Total revenues	$257,183	$197,497	$59,686	30.2%	$730,859	$556,511	$174,348	31.3%

Property Rental—The increase in property rental revenues for the three and nine months ended September 30, 2016 was primarily the result of increases of $43,670 and $119,516 associated with acquisitions completed in 2016 and 2015. We acquired 72 stores during the nine months ended September 30, 2016 and 171 stores during the year ended December 2015. Property rental revenue also increased by $9,540 and $34,083 during the three and nine months ended September 30, 2016, respectively, as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. Revenues at our lease-up stores increased by $1,476 for the three months ended September 30, 2016 and $2,806 for the nine months ended September 30, 2016 when compared to the same periods in the prior year. Occupancy at our wholly-owned stabilized stores increased to 92.4% at September 30, 2016, as compared to 92.0% at September 30, 2015. The achieved rental rate to new tenants on wholly owned properties for the three months ended September 30, 2016 increased an average of approximately 6.6% over the same period in the prior year. These increases were offset by decreases in property revenue of $783 and $1,141 for the three and nine months ended September 30, 2016, respectively, related to the sales of stores during 2016.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to the increase in the number of stores operated. We operated 1,421 stores at September 30, 2016 compared to 1,170 stores at September 30, 2015.

Management Fees and Other Income—Our taxable REIT subsidiary (“TRS”), Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees represent approximately 6% of cash collected from these stores. We also earn an asset management fee from one of our joint ventures, equal to 0.5% of the total asset value, provided certain conditions are met. The increase in management fee revenues was due to an increase in revenues at the managed stores as a result of increases in occupancy and rental rates, and to an increase in the number of properties managed. We managed 611 stores for joint ventures and third parties as of September 30, 2016, compared to 554 stores as of September 30, 2015.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Expenses:
Property operations	$62,341	$48,878	$13,463	27.5%	$185,883	$144,331	$41,552	28.8%
Tenant reinsurance	4,093	3,608	485	13.4%	12,345	9,819	2,526	25.7%
Acquisition related costs and other	1,933	280	1,653	590.4%	9,124	5,703	3,421	60.0%
General and administrative	19,537	16,716	2,821	16.9%	63,451	49,620	13,831	27.9%
Depreciation and amortization	46,555	30,711	15,844	51.6%	133,402	92,691	40,711	43.9%
Total expenses	$134,459	$100,193	$34,266	34.2%	$404,205	$302,164	$102,041	33.8%

Property Operations—Property operations expense increased by $13,087 and $39,318 during the three and nine months ended September 30, 2016, respectively, as a result of stores added from acquisitions completed in 2016 and 2015. We acquired 72 operating stores during the nine months ended September 30, 2016, and 171 operating stores during the year ended December 31, 2015. Additionally, expenses at our stabilized stores increased by $632 and $2,292 for the three and nine months ended September 30, 2016, respectively. Expenses were higher for the three months ended September 30, 2016 due to increases in property taxes, repairs and maintenance and office expense. Increases in expenses were partially offset by decreases in payroll and auction expenses. For the nine months ended September 30, 2016, expenses were higher due to increases in property taxes, office expense and insurance expense. Increases in expenses were partially offset by decreases in utility expenses, auction expenses and repairs and maintenance expense.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase was primarily due to the increase in the number of stores we owned and/or managed. September 30, 2016, we owned and/or managed 1,421 stores compared to 1,170 stores at September 30, 2015.

Acquisition Related Costs and Other—These costs relate primarily to acquisition activities during the periods indicated. The increase in these expenses for the three months ended September 30, 2016 compared to the prior year period was due to an increase in the number of acquisitions. We acquired 27 properties during the three months ended September 30, 2016 compared to one acquisition during the same period in the prior year. The increase in these expenses for the nine months ended September 30, 2016 compared to the same period in the prior year was due to an increase in the number of acquisitions completed during these periods. We completed the acquisition of 72 stores during the nine months ended September 30, 2016 compared to 40 stores during the same period in the prior year. Also included as other is $800 related to the write down of a note receivable during the nine months ended September 30, 2016.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the three and nine months ended September 30, 2016 increased when compared to the same periods in the prior year primarily due to the overall cost associated with the management of additional stores. At September 30, 2016, we owned and/or managed 1,421 stores compared to 1,170 stores at September 30, 2015. Additionally, during the nine months ended September 30, 2016, we accrued a $4,000 expense related the potential settlement of a legal action. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 72 operating stores during the nine months ended September 30, 2016 and 171 operating stores during the year ended December 31, 2015.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other income and expenses:
Gain on real estate transactions and earnout from prior acquisition	$—	$1,101	$(1,101)	(100.0)%	$9,814	$1,501	$8,313	553.8%
Interest expense	(33,494)	(20,811)	(12,683)	60.9%	(97,655)	(65,053)	(32,602)	50.1%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,243)	(805)	(438)	54.4%	(3,716)	(2,198)	(1,518)	69.1%
Interest income	1,358	356	1,002	281.5%	4,697	1,640	3,057	186.4%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—	3,638	3,638	—	—
Equity in earnings of unconsolidated real estate ventures	3,625	3,403	222	6.5%	9,813	9,054	759	8.4%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	37,509	—	37,509	100.0%	64,432	2,857	61,575	2,155.2%
Income tax expense	(4,466)	(3,561)	(905)	25.4%	(11,004)	(7,994)	(3,010)	37.7%
Total other income (expense), net	$4,502	$(19,104)	$23,606	(123.6)%	$(19,981)	$(56,555)	$36,574	(64.7)%

Gain on Sale of Real Estate and Earnout from Prior Acquisition—On July 26, 2016, we closed on the sale of one operating store located in Indiana that had been classified as held for sale for $4,447 in cash. We recognized no gain or loss related to this disposition.

On April 20, 2016, we closed on the sale of seven operating stores located in Ohio and Indiana that had been classified as held for sale for $17,555 in cash. We recognized a gain of $11,265 related to this disposition.

On April 1, 2016, we disposed of a single store in Texas in exchange for 85,452 of our OP Units valued at $7,689. The Operating Partnership has canceled the OP Units received in this disposition. We recognized a gain of $93 related to this disposition.

During 2014, we acquired a portfolio of five stores. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, we recorded an estimated liability related to this provision. The operating income of these stores during the earnout period has been higher than expected, resulting in an increase in the payment due to the sellers of $1,544, which was recorded as a loss during the nine months ended September 30, 2016.

In 2011, we acquired a single store in Florida. As part of the acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for the period of 12 consecutive months ending June 30, 2015. During 2014, we recorded a liability of $2,500 as an estimate of the payment that would become due. The $400 gain recorded during the nine months ended September 30, 2015 represents the adjustment needed to true up the existing liability to the amount owed to the sellers as of June 30, 2015.

During the nine months ended September 30, 2015, we determined that one of our acquisitions was purchased at below its market value, and we therefore recorded a $1,101 gain, which represents the excess of the fair value of the store acquired over the consideration paid.

Interest Expense—The increase in interest expense during the three and nine months ended September 30, 2016 was primarily the result of higher debt balances during these periods when compared to the same periods in the prior year. The total face value of our debt, including our lines of credit, was $4,047,217 at September 30, 2016 compared to $3,492,710 at September 30, 2015.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability. The increase for the three and nine months ended September 30, 2016 when compared to the same periods in the prior year is due to the issuance of $575,000 principal amount of the 2015 Notes in September 2015 and related discount of $22,597.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increases for the three and nine months ended September 30, 2016 related primarily to the increase in notes receivable when compared to the same periods in the prior year. We had $67,098 of notes receivable included in other assets on the condensed consolidated balance sheets as of September 30, 2016, compared to $8,692 as of September 30, 2015. The increase was due to the issuance of a $84,331 note receivable on October 1, 2015 related to the acquisition of SmartStop Self Storage LLC and related transactions. In June, 2016, we received a partial payment on the note receivable of $30,738.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The increases for the three and nine months ended September 30, 2016 compared to the same periods in the prior year were primarily the result of an increase in our ownership interest from 2% to approximately 4% as well as an increases in revenue at the stores owned by the joint ventures. This increase was offset by the lower income in our VRS joint venture (defined below) due to the joint venture having six fewer stores subsequent to our acquisition of these stores on February 2, 2016.

On April 25, 2016, we and Prudential entered into the “Second Amendment to Amended and Restated Operating Agreement of ESS PRISA LLC” and the “First Amendment to Amended and Restated Operating Agreement of ESS PRISA II LLC” (the “Amendments”). The Amendments are deemed effective as of April 1, 2016. Under the Amendments, we gave up any future rights to receive distributions from these joint ventures at the higher “excess profit participation” percentage of 17.0% in exchange for a higher equity ownership percentage. Our equity ownership in ESS PRISA LLC increased from 2.0% to 4.0%, and our equity ownership in ESS PRISA II LLC increased from 2.0% to 4.42%.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests—On September 16, 2016, we acquired 23 stores from our ESS PRISA II LLC joint venture ("PRISA II") in a step acquisition. We owned 4.42% of PRISA II, with the other 95.58% owned by affiliates of Prudential. PRISA II created a new subsidiary, Extra Space Properties 131 LLC ("ESP 131"), and transferred 23 stores into ESP 131. PRISA II then distributed ESP 131 to Prudential and us on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $4,326. Immediately after the distribution, we acquired Prudential's 95.58% interest in ESP 131 for $238,679, resulting in 100% ownership of ESP 131 and the related 23 stores. Based on the purchase price of Prudential's share of ESP 131, we determined that the fair value of its investment in ESP 131 immediately prior to the acquisition of Prudential's share was $10,988, and we recorded a gain of $6,662 as a result of re-measuring to fair value our existing equity interest in ESP 131. Subsequent to these transactions, PRISA II owned 42 stores. We then sold our remaining interest in PRISA II to Prudential for $34,758 in cash. As a result of this sale, we recognized a gain of $30,846.

On February 2, 2016, we acquired six stores from our VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. We owned 45.04% of VRS, with the other 54.96% owned by affiliates of Prudential Global Investment Management (“Prudential”). VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to Prudential and us on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $17,261, Immediately after the distribution, we acquired Prudential’s 54.96% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, we determined that the fair value of our investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and we recorded a gain of $26,923 as a result of re-measuring to fair value our existing equity interest in ESP 122.

During March 2015, one of our joint ventures sold a store located in New York to a third party and recognized a gain of $60,495. We recognized our 2.0% share of this gain, or $1,228.

In March 2015 we acquired a joint venture partner’s 82.4% equity interest in an existing joint venture which had one property. We previously held the remaining 17.6% equity interest in this joint venture. Prior to the acquisition, we accounted for our equity interest in this joint venture as an equity-method investment. We recognized a non-cash gain of $1,629 as a result of re-measuring the fair value of our equity interest in this joint venture held before the acquisition.

Income Tax Expense—For the three and nine months ended September 30, 2016, the increases in income tax expense is the result of an increase in income earned by our “TRS” when compared to the same periods in the prior year.

Net Income Allocated to Noncontrolling Interests
The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(4,144)	$(3,112)	$(1,032)	33.2%	$(10,758)	$(9,045)	$(1,713)	18.9%
Net income allocated to Operating Partnership and other noncontrolling interests	(4,994)	(3,370)	(1,624)	48.2%	(12,191)	(7,948)	(4,243)	53.4%
Total income allocated to noncontrolling interests:	$(9,138)	$(6,482)	$(2,656)	41.0%	$(22,949)	$(16,993)	$(5,956)	35.0%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—Income allocated to the Preferred Operating Partnership noncontrolling interests for the three and nine months ended September 30, 2016 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.64% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.0% and 4.5% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the three and nine months ended September 30, 2016 and 2015, respectively.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$118,088	$71,718	$283,724	$180,799

Adjustments:
Real estate depreciation	39,971	27,792	113,795	81,221
Amortization of intangibles	4,853	1,445	14,425	6,686
Gain on real estate transactions and earnout from prior acquisition	—	(1,101)	(9,814)	(1,501)
Unconsolidated joint venture real estate depreciation and amortization	1,227	1,052	3,481	3,167
Unconsolidated joint venture gain on sale of real estate and purchase of partners' interests	(37,509)	—	(64,432)	(2,857)
Distributions paid on Series A Preferred Operating Partnership units	(1,272)	(1,272)	(3,814)	(3,817)
Income allocated to Operating Partnership noncontrolling interests	9,137	6,493	22,949	16,994

Funds from operations attributable to common stockholders and unit holders	$134,495	$106,127	$360,314	$280,692

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 564 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
Same-store rental and tenant reinsurance revenues	$181,937	$171,556	6.1%	$529,047	$491,979	7.5%
Same-store operating and tenant reinsurance expenses	47,309	46,651	1.4%	143,790	140,799	2.1%
Same-store net operating income	$134,628	$124,905	7.8%	$385,257	$351,180	9.7%

Same-store square foot occupancy as of quarter end	93.0%	93.4%		93.0%	93.4%
Properties included in same-store	564	564		564	564

Same-store revenues for the three months ended September 30, 2016 increased due to higher rental rates for both new and existing customers. Expenses were higher for the three months ended September 30, 2016 due to increases in property taxes, repairs and maintenance and office expenses. Increases in expenses were partially offset by decreases in payroll and auction expenses. For the nine months ended September 30, 2016, expenses were higher due to increases in property taxes, office expense and insurance expense. Increases in expenses were partially offset by decreases in utility expenses, auction expenses and repairs and maintenance expense.

The following table presents a reconciliation of same-store net operating income to income from operations as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Same-store rental and tenant reinsurance revenues	$181,937	$171,556	$529,047	$491,979
Non same-store rental and tenant reinsurance revenues	65,241	17,218	171,619	40,563
Total property rental and tenant reinsurance revenues	247,178	188,774	700,666	532,542

Same-store operating and tenant reinsurance expenses	47,309	46,651	143,790	140,799
Non same-store operating and tenant reinsurance expenses	19,125	5,835	54,438	13,351
Total property operating and tenant reinsurance expenses	66,434	52,486	198,228	154,150

Same-store net operating income	134,628	124,905	385,257	351,180
Non same-store net operating income	46,116	11,383	117,181	27,212
Total net operating income	180,744	136,288	502,438	378,392
Management fees and other income	10,005	8,723	30,193	23,969
Acquisition related costs	(1,933)	(280)	(9,124)	(5,703)
General and administrative	(19,537)	(16,716)	(63,451)	(49,620)
Depreciation and amortization	(46,555)	(30,711)	(133,402)	(92,691)
Income from operations	$122,724	$97,304	$326,654	$254,347

CASH FLOWS

Cash flows provided by operating activities were $386,159 and $286,281, respectively for the nine months ended September 30, 2016 and 2015. The increase was primarily due to an increase in net income of $108,881, and an increase in depreciation and amortization of $40,711. These increases were offset by a non-cash gain on the purchase of joint venture partners’ interests of $61,575. This non-cash gain was primarily the result of two step acquisitions of stores that were previously owned by our VRS and PRISA II joint ventures.

Cash used in investing activities was $704,310 and $486,434, respectively, for the nine months ended September 30, 2016 and 2015. The increase was primarily due to an increase in cash paid for the acquisition of real estate assets of $499,842. We purchased 72 stores during the nine months ended September 30, 2016, compared to only 40 stores purchased during the nine months ended September 30, 2015. This increase was offset by a decrease in the change in restricted cash of $217,680 when compared to the prior year. The large change in restricted cash in 2015 was related to the acquisition of SmartStop Self Storage, Inc., which closed on October 1, 2015. There was also an increase in proceeds from sale of real estate assets and investments in real estate ventures of $55,986 and an increase in cash received from principal payments on notes receivable of $41,393 for the nine months ended September 30, 2016 when compared to the same period in 2015.

Cash provided by financing activities was $261,044 and $1,268,022, respectively, for the nine months ended September 30, 2016 and 2015. The change related primarily to a decrease in proceeds from notes payable and lines of credit of $691,778, a decrease in net proceeds from the issuance of exchangeable senior notes of $563,500, and a decrease in net proceeds from the sale of common stock of $323,486 for the nine months ended September 30, 2016 when compared to the same period in the prior year. These decreases were partially offset by a decrease in principal payments on notes receivable and lines of credit of $450,523 and an increase in the cash paid for the repurchase of exchangeable senior notes of $205,020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had $18,692 available in cash and cash equivalents. We intend to use this cash for acquisitions, to repay debt and for general corporate purposes. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2015 and the first nine months of 2016, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us and secured by mortgages on certain real estate assets.

	As of September 30, 2016
Line of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$33,000	$180,000	2.2%	6/4/2010	6/30/2018	LIBOR plus 1.7%
Credit Line 2 (3)	25,000	50,000	2.3%	11/16/2010	2/13/2017	LIBOR plus 1.8%
Credit Line 3 (3)	63,000	80,000	2.2%	4/29/2011	11/18/2016	LIBOR plus 1.7%
Credit Line 4 (3)	45,000	50,000	2.2%	9/29/2014	9/29/2017	LIBOR plus 1.7%
	$166,000	$360,000

(1)	30-day USD LIBOR

(2)	One two-year extension available

(3)	Two one-year extensions available

As of September 30, 2016, we had $4,047,217 face value of debt, resulting in a debt to total enterprise value ratio of 27.5%. As of September 30, 2016, the ratio of total fixed-rate debt and other instruments to total debt was 76.1% (including $2,208,188 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2016 was 3.1%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2016.

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

As of September 30, 2016, we had $4,047,217 in total face value of debt, of which $883,012 was subject to variable interest rates without floors or caps (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt with interest rate floors) would increase or decrease future earnings and cash flows by $8,830 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$129,602	$120,230	$128,216	$120,230
Fixed rate notes receivable	$55,458	$53,593	$86,814	$84,331
Fixed rate notes payable and notes payable to trusts	$2,492,943	$2,440,116	$1,828,486	$1,806,904
Exchangeable senior notes	$719,502	$638,172	$770,523	$660,364

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

We currently have a legal proceeding pending against us that includes causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of this litigation matter, we have recorded a liability of $4,800, which is included in other liabilities on the condensed consolidated balance sheet.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2016, our Operating Partnership issued 8,889 common OP Units in connection with the acquisition of our joint venture partner's interest in a store located in California. The interest was acquired in exchange for the OP Units, valued at $800.

The terms of the common OP Units are governed by the Operating Partnership's Fourth Amended and Restated Agreement of Limited Partnership. The common OP Units will be redeemable at the option of the holders on the first anniversary of the date of issuance, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.

The common OP Units were issued to accredited investors in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 4, 2016	/s/ Spencer F. Kirk
Spencer F. Kirk
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)