Form 10-K
period 2016-12-31
Extra Space Storage Inc.
filed 2017-02-27
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the common stock held by non-affiliates of the registrant was $11,138,435,421 based upon the closing price on the New York Stock Exchange on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 21, 2017 was 125,912,481.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2016

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
We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2016, we held ownership interests in 1,016 operating stores. Of these operating stores, 836 are wholly-owned and 180 are owned in joint venture partnerships. An additional 411 operating stores are owned by third parties and operated by us in exchange for a management fee, bringing the total number of operating stores which we own and/or manage to 1,427. These operating stores are located in 38 states, Washington, D.C. and Puerto Rico and contain approximately 107 million square feet of net rentable space in approximately 960,000 units and currently serve a customer base of approximately 850,000 tenants.
We operate in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Our rental operations activities include rental operations of stores in which we have an ownership interest. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in our stores. Our property management, acquisition and development activities include managing, acquiring, developing and selling stores.
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
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.extraspace.com, or by contacting our Secretary at our principal offices, which are located at 2795 East Cottonwood Parkway, Suite 300, Salt Lake City, Utah 84121, telephone number (801) 365-4600.
Management
Members of our executive management team have significant experience in all aspects of the self-storage industry, having acquired and/or developed a significant number of stores since before our IPO. Our executive management team and their years of industry experience are as follows: Joseph D. Margolis, Chief Executive Officer, 12 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 16 years; Samrat Sondhi, Executive Vice President and Chief Operating Officer, 13 years; Gwyn McNeal, Executive Vice President and Chief Legal Officer, 11 years; James Overturf, Executive Vice President and Chief Marketing Officer, 18 years; and Kenneth M. Woolley, Executive Chairman, 36 years. Spencer F. Kirk served as our Chief Executive Officer through December 31, 2016 and continues to serve on the Company's board of directors. Joseph D. Margolis succeeded Mr. Kirk as the Company's Chief Executive Officer effective January 1, 2017.
Our executive management team and board of directors have a significant ownership position in the Company with executive officers and directors owning approximately 4,665,566 shares or 3.7% of our outstanding common stock as of February 21, 2017.

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
Since inception in the early 1970’s, the self-storage industry has experienced significant growth. The self-storage industry has also seen increases in occupancy over the past several years. According to the Self-Storage Almanac (the “Almanac”), in 2008, the national average physical occupancy rate was 80.3% of net rentable square feet, compared to an average physical occupancy rate of 91.2% in 2016.
Recently we have encountered competition when we have sought to acquire stores, especially for brokered portfolios. Competitive bidding practices have been commonplace between both public and private entities, and this will likely continue.
The industry is also characterized by fragmented ownership. According to the Almanac, the top ten self-storage companies in the United States operated approximately 19.4% of the total U.S. stores, and the top 50 self-storage companies operated approximately 28.6% of the total U.S. stores as of December 31, 2016. We believe this fragmentation will contribute to continued consolidation at some level in the future. We also believe that we are well positioned to compete for acquisitions.
We are the second largest self-storage operator in the United States. We are one of five public self-storage REITs along with CubeSmart, National Storage Affiliates, Life Storage and Public Storage.
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

•
Acquire self storage stores. Our acquisitions team continues to pursue the acquisition of multi-store portfolios and single stores that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We continue to review available acquisitions. As interest rates increase, our expectation is that capitalization rates will also increase and that prices will begin to decrease. We remain a disciplined buyer and only execute acquisitions that we believe will strengthen our portfolio and increase stockholder value.

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

Financing of Our Long-Term Growth Strategies
Acquisition and Development Financing
The following table presents information on our revolving lines of credit (the “Credit Lines”) for the periods indicated. All of our Credit Lines are guaranteed by us (amounts in thousands).

	As of December 31, 2016
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$3,000	$100,000	2.40%	6/4/2010	6/30/2018	LIBOR plus 1.7%
Credit Line 2 (3)(4)	362,000	500,000	2.20%	10/14/2016	10/14/2020	LIBOR plus 1.4%
	$365,000	$600,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. One two-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2016. Rate is subject to change based on our consolidated leverage ratio.
We expect to maintain a flexible approach in financing new store acquisitions. We plan to finance future acquisitions through a combination of cash, borrowings under the Credit Lines, traditional secured and unsecured mortgage financing, joint ventures and additional debt or equity offerings.
Joint Venture Financing
As of December 31, 2016, we own 180 of our stores through joint ventures with third parties. We generally manage the day-to-day operations of the underlying stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture. Our joint venture partners typically provide most of the equity capital required for the operation of the respective business. Under the operating agreements for the joint ventures, we maintain the right to receive between 4.0% and 80.0% of the available cash flow from operations after our joint venture partners and the Company have received a predetermined return, and between 4.0% and 75.0% of the available cash flow from capital transactions after our joint venture partners and the Company have received a return of their capital plus such predetermined return. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture.
Disposition of Stores
We will continue to review our portfolio for stores or groups of stores that are underperforming or are not strategically located, and determine whether to dispose of these stores to fund other growth. As of December 31, 2016, we had two parcels of land that were categorized as held for sale.
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
Employees
As of February 21, 2017, we had 3,287 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.
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
We had 2,723 field personnel as of February 21, 2017 in the management and operation of our stores. The general professionalism of our store managers and staff are contributing factors to a store’s ability to successfully secure rentals and retain tenants. We also rely upon our field personnel to maintain clean and secure stores. If we are unable to successfully recruit, train and retain qualified field personnel, the quality of service we strive to provide at our stores could be adversely affected which could lead to decreased occupancy levels and reduced operating performance.
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
As of December 31, 2016, we held interests in 180 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
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
As of December 31, 2016, we had approximately $4.4 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions.
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
As of December 31, 2016, we had approximately $4.4 billion of debt outstanding, of which approximately $1.3 billion, or 30.0% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 2.3% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $13.1 million annually.
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
We will pay some taxes.
Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages stores for our joint ventures and stores owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a taxable REIT subsidiary (“TRS”) of our Company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to federal income tax and state insurance premiums tax. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we do not intend to sell stores as a dealer, the IRS could take a contrary position. To the extent that we are, or our taxable REIT subsidiary is, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo attractive business or investment opportunities. Thus, compliance with the REIT requirements may adversely affect our ability to operate solely to maximize profits.
Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
As of December 31, 2016, we owned or had ownership interests in 1,016 operating stores. Of these stores, 836 are wholly-owned and 180 are held in joint ventures. In addition, we managed an additional 411 stores for third parties bringing the total number of stores which we own and/or manage to 1,427. These stores are located in 38 states, Washington, D.C. and Puerto Rico. We receive a management fee generally equal to approximately 6.0% of cash collected from total revenues to manage the joint venture and third party sites. As of December 31, 2016, we owned and/or managed approximately 107 million square feet of rentable space configured in approximately 960,000 separate storage units. Approximately 70% of our stores are clustered around large population centers, such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These markets contain above-average population and income demographics for stores. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.
We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1 of the current year, or has been open for three years prior to the January 1 of the current year.

As of December 31, 2016, approximately 850,000 tenants were leasing storage units at the 1,427 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2016, the average length of stay was approximately 14.3 months.
The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.88 for the year ended December 31, 2016, compared to $14.92 for the year ended December 31, 2015. Average annual rent per square foot for new leases was $17.02 for the year ended December 31, 2016, compared to $15.91 for the year ended December 31, 2015. The average discounts, as a percentage of rental revenues, during these periods were 3.3% and 3.2%, respectively.
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
The following table presents additional information regarding the occupancy of our stabilized stores by state as of December 31, 2016 and 2015. The information as of December 31, 2015, is on a pro forma basis as though all the stores owned at December 31, 2016, were under our control as of December 31, 2015.
Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2016 (1)	Number of Units as of December 31, 2015	Net Rentable Square Feet as of December 31, 2016 (2)	Net Rentable Square Feet as of December 31, 2015	Square Foot Occupancy % December 31, 2016	Square Foot Occupancy % December 31, 2015
Wholly-Owned Stores
Alabama	8	4,635	4,585	556,241	559,526	89.3%	88.3%
Arizona	21	12,795	12,677	1,408,358	1,414,864	91.7%	90.4%
California	143	109,771	108,156	11,425,653	11,399,051	93.8%	94.8%
Colorado	13	6,685	6,562	823,284	822,499	89.6%	89.4%
Connecticut	6	3,856	3,847	395,257	395,411	91.4%	92.7%
Florida	77	55,459	54,612	5,873,089	5,848,836	92.6%	92.8%
Georgia	48	28,956	28,281	3,715,001	3,698,127	90.4%	90.1%
Hawaii	9	8,534	8,445	602,171	599,373	95.2%	92.1%
Illinois	25	17,359	17,139	1,913,921	1,930,543	90.1%	89.6%
Indiana	15	7,848	7,718	940,069	944,399	91.2%	88.5%
Kansas	1	533	532	49,999	49,991	97.6%	91.9%
Kentucky	10	5,874	5,840	756,870	755,610	90.0%	86.2%
Louisiana	2	1,406	1,406	149,930	150,090	93.7%	92.1%
Maryland	28	21,372	21,271	2,189,772	2,191,424	90.6%	91.3%
Massachusetts	37	23,124	22,891	2,295,634	2,305,068	91.0%	92.2%
Minnesota	1	765	765	74,400	74,400	73.2%	76.7%
Mississippi	3	1,510	1,477	217,922	221,482	87.2%	81.9%
Missouri	6	3,292	3,238	386,161	385,961	90.7%	93.2%
Nevada	15	9,110	9,132	1,313,820	1,314,665	92.9%	89.9%
New Hampshire	2	1,045	1,029	126,053	126,133	91.9%	93.0%
New Jersey	58	45,721	45,213	4,498,968	4,495,243	92.6%	91.5%
New Mexico	12	6,590	6,575	748,843	750,433	91.7%	91.9%
New York	22	20,088	20,022	1,651,030	1,648,534	90.1%	91.7%
North Carolina	11	6,876	6,806	761,677	761,323	90.5%	92.0%
Ohio	17	9,534	9,460	1,248,860	1,246,238	91.7%	91.0%
Oregon	3	2,140	2,156	250,180	250,130	91.2%	92.7%
Pennsylvania	14	9,667	9,651	1,047,731	1,044,720	90.3%	87.3%
Rhode Island	2	1,280	1,235	131,421	131,356	93.9%	91.4%
South Carolina	20	11,331	11,228	1,509,641	1,515,789	88.3%	87.5%
Tennessee	23	12,869	12,723	1,764,606	1,781,216	90.6%	89.1%
Texas	85	55,509	54,871	7,151,963	7,112,255	88.7%	89.3%
Utah	8	4,394	4,231	543,202	523,056	88.8%	94.1%
Virginia	39	29,909	29,484	3,164,742	3,163,910	90.4%	89.5%
Washington	7	4,301	4,285	509,278	509,358	95.2%	91.1%
Washington, DC	1	1,220	1,214	99,689	99,439	93.8%	91.5%
Total Wholly-Owned Stabilized	796	547,748	541,116	60,618,052	60,543,119	91.4%	91.3%

Joint-Venture Stores
Alabama	1	619	601	75,356	74,866	91.2%	93.4%
Arizona	6	3,745	3,689	429,173	428,724	94.9%	93.6%
California	47	34,034	33,526	3,283,592	3,277,679	94.4%	95.2%
Colorado	2	1,313	1,308	157,986	158,375	89.2%	93.9%
Connecticut	5	3,762	3,763	403,910	404,790	92.2%	92.8%
Delaware	1	518	597	64,510	71,610	93.0%	81.2%
Florida	12	10,010	9,894	1,003,254	1,002,944	91.8%	93.8%
Georgia	1	611	605	81,820	81,950	85.5%	89.5%
Illinois	4	2,691	2,695	288,115	287,400	90.6%	89.6%
Indiana	1	445	446	56,650	57,114	94.7%	91.4%
Kansas	2	846	846	109,375	109,165	91.4%	90.5%
Kentucky	3	1,377	1,449	153,895	171,525	91.6%	85.5%
Maryland	7	5,896	5,860	529,369	529,527	90.6%	91.7%
Massachusetts	9	5,111	5,008	534,107	536,027	92.1%	91.7%
Michigan	5	3,203	3,166	396,179	395,764	92.7%	92.7%
Missouri	1	543	538	61,375	61,075	89.2%	91.7%
Nevada	2	1,209	1,203	123,565	123,495	94.2%	94.5%
New Hampshire	2	796	801	83,685	85,111	90.5%	94.8%
New Jersey	13	10,377	10,288	1,030,147	1,028,267	91.2%	92.2%
New Mexico	2	1,046	1,048	134,371	134,115	90.5%	91.3%
New York	8	7,721	7,668	650,917	648,615	93.1%	93.1%
Ohio	5	2,879	2,860	381,432	381,462	90.5%	89.6%
Oregon	1	651	655	64,970	64,970	93.7%	94.0%
Pennsylvania	4	2,684	2,680	312,895	311,091	90.9%	88.2%
Tennessee	6	3,824	3,774	474,790	474,875	92.2%	91.5%
Texas	10	5,795	5,725	672,669	673,611	89.8%	93.9%
Virginia	7	5,091	5,074	514,037	513,932	88.0%	89.6%
Washington, DC	1	1,694	1,547	104,450	102,488	88.1%	89.4%
Total Joint-Venture Stabilized	168	118,491	117,314	12,176,594	12,190,567	92.2%	92.8%

Managed Stores
Alabama	11	5,755	5,596	754,204	738,753	90.5%	88.0%
Arizona	2	1,122	1,055	156,791	166,623	92.8%	96.0%
California	72	49,282	48,538	5,897,368	5,826,771	93.5%	92.2%
Colorado	16	8,988	8,733	1,067,294	1,035,678	86.8%	85.5%
Connecticut	2	1,414	1,312	182,140	171,775	92.4%	93.4%
Florida	46	31,743	31,622	3,823,063	3,838,650	92.5%	92.4%
Georgia	8	4,069	3,921	578,752	580,042	93.0%	92.5%
Hawaii	6	4,578	4,817	352,453	349,952	91.9%	92.5%
Illinois	11	6,489	6,518	698,319	698,247	90.4%	83.8%
Indiana	4	2,022	2,017	238,283	237,493	91.0%	84.6%
Kentucky	2	1,331	1,333	218,707	219,777	89.0%	90.8%
Louisiana	1	987	985	133,325	131,865	95.0%	90.9%
Maryland	19	14,008	13,924	1,370,012	1,366,149	91.2%	87.5%
Massachusetts	3	1,546	1,531	182,945	182,735	93.3%	94.7%
Michigan	6	3,352	3,335	416,434	416,290	92.4%	86.3%
Missouri	4	2,154	2,215	253,639	251,792	92.3%	80.5%
Nevada	10	7,956	7,986	944,870	944,420	91.8%	87.1%
New Jersey	5	3,181	3,176	307,035	309,529	91.8%	88.9%
New Mexico	1	819	806	107,695	103,535	92.7%	86.4%
New York	3	2,675	2,679	219,448	220,248	89.5%	91.2%
North Carolina	17	7,264	7,212	1,013,263	1,012,737	92.7%	91.3%
Ohio	5	2,268	2,206	274,870	272,915	90.5%	92.7%
Oklahoma	11	5,771	5,768	959,984	960,786	80.7%	80.5%
Oregon	1	447	455	39,430	39,419	91.1%	97.7%
Pennsylvania	18	10,747	10,649	1,247,860	1,244,340	91.3%	90.4%
South Carolina	4	2,619	2,609	351,148	348,771	93.1%	89.2%
Tennessee	4	2,152	2,125	282,263	290,183	94.0%	90.4%
Texas	34	19,788	19,545	2,808,646	2,730,806	85.9%	87.5%
Utah	5	2,760	2,532	404,827	380,047	93.6%	92.2%
Virginia	7	4,245	4,242	437,319	437,929	89.3%	89.3%
Washington	3	1,552	1,561	181,697	181,769	89.1%	87.9%
Puerto Rico	4	2,735	2,676	289,704	286,772	87.3%	87.4%
Total Managed Stabilized	345	215,819	213,679	26,193,788	25,976,798	90.9%	89.7%
Total Stabilized Stores	1,309	882,058	872,109	98,988,434	98,710,484	91.4%	91.0%

(1)	Represents unit count as of December 31, 2016, which may differ from unit count as of December 31, 2015, due to unit conversions or expansions.

(2)	Represents net rentable square feet as of December 31, 2016, which may differ from net rentable square feet as of December 31, 2015, due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of December 31, 2016 and 2015. The information as of December 31, 2015, is on a pro forma basis as though all the stores owned at December 31, 2016, were under our control as of December 31, 2015.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of December 31, 2016 (1)	Number of Units as of December 31, 2015	Net Rentable Square Feet as of December 31, 2016 (2)	Net Rentable Square Feet as of December 31, 2015	Square Foot Occupancy % December 31, 2016	Square Foot Occupancy % December 31, 2015
Wholly-Owned Stores
Arizona	2	1,496	894	185,887	122,092	90.5%	72.9%
California (3)	4	2,633	1,210	260,216	133,252	73.1%	37.7%
Connecticut	1	1,108	1,107	89,820	89,820	92.3%	90.0%
Florida	2	1,238	1,235	153,893	158,283	92.9%	67.5%
Georgia	5	3,115	1,898	352,755	219,515	67.4%	63.5%
Illinois	4	3,568	1,667	308,723	134,464	56.7%	69.8%
Maryland	1	988	988	103,135	103,135	94.2%	89.8%
Massachusetts	3	2,719	754	206,276	67,431	68.4%	79.8%
North Carolina	3	2,517	1,986	231,083	187,024	73.1%	52.3%
Oregon	1	597	597	76,797	76,347	96.2%	67.9%
South Carolina	2	1,366	1,344	137,295	137,350	82.2%	65.7%
Texas	10	6,112	6,131	788,381	716,894	84.8%	68.0%
Utah	1	617	—	77,336	—	20.7%	—%
Virginia	1	558	502	55,900	56,405	93.6%	89.2%
Total Wholly-Owned in Lease-up	40	28,632	20,313	3,027,497	2,202,012	76.9%	67.4%

Joint-Venture Stores
Arizona	1	603	606	62,200	62,200	87.1%	39.2%
Colorado	1	816	—	84,830	—	38.1%	—%
Florida	1	637	—	66,816	—	1.5%	—%
New Jersey	1	869	873	74,152	74,521	92.8%	45.3%
New York	3	3,853	1,109	209,522	66,950	49.6%	25.7%
Oregon	2	795	285	71,605	27,100	45.1%	31.8%
South Carolina	1	669	649	78,085	70,570	66.4%	28.0%
Texas	1	533	—	55,275	—	58.6%	—%
Washington	1	634	—	82,485	—	66.8%	—%
Total Joint-Venture in Lease-up	12	9,409	3,522	784,970	301,341	55.0%	34.4%

Managed Stores
Arizona	1	836	—	89,695	—	62.9%	—%
California	5	3,920	1,608	491,191	209,030	66.1%	58.4%
Colorado	4	2,417	1,173	273,520	134,844	64.1%	59.0%
Connecticut	1	360	—	37,436	—	71.6%	—%
Florida	3	1,994	1,407	194,571	150,438	88.1%	60.3%
Georgia	3	1,922	553	225,376	69,367	43.5%	54.4%
Illinois	8	4,919	672	492,235	46,417	34.3%	83.6%
Indiana	2	964	—	111,112	—	45.3%	—%
Kentucky	2	1,439	—	138,076	—	8.0%	—%
Maryland	3	1,726	1,318	144,230	115,650	84.8%	75.7%
Massachusetts	2	1,920	902	153,533	70,106	48.0%	56.7%
Minnesota	1	626	—	62,597	—	93.8%	—%
Missouri	1	608	—	63,100	—	41.6%	—%
Nevada	1	1,450	1,470	197,351	196,486	88.8%	66.2%
New Hampshire	1	372	—	35,196	—	47.6%	—%
New Jersey	2	882	—	126,396	—	43.6%	—%
New York	1	534	344	56,150	33,684	77.0%	91.0%
North Carolina	7	4,284	1,611	464,431	199,433	55.1%	54.2%
Ohio	2	736	528	87,663	64,500	60.7%	59.3%
Oklahoma	1	360	—	68,235	—	13.6%	—%
South Carolina	4	2,905	1,616	325,511	165,011	48.6%	65.6%
Texas	7	4,846	570	534,569	65,409	22.8%	2.4%
Utah	1	375	—	44,149	—	62.9%	—%
Virginia	1	455	455	51,299	51,289	91.0%	93.2%
Wisconsin	2	1,935	—	226,813	—	21.0%	—%
Total Managed in Lease-up	66	42,785	14,227	4,694,435	1,571,664	50.6%	61.1%

Total Lease-up Stores	118	80,826	38,062	8,506,902	4,075,017	60.4%	62.5%

(1)	Represents unit count as of December 31, 2016, which may differ from unit count as of December 31, 2015, due to unit conversions or expansions.

(2)	Represents net rentable square feet as of December 31, 2016, which may differ from net rentable square feet as of December 31, 2015, due to unit conversions or expansions.

(3)	In October 2014, a store located in Venice, California was damaged by fire. In 2016, the store was re-opened for operation and is continuing to lease up.
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
We currently have several legal proceedings pending against us that include causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of these litigation matters, we have recorded a liability of $5.6 million which is included in other liabilities on the consolidated balance sheets.
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
The following table presents, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

		Range		Dividends Declared
Year	Quarter	High	Low
2015	1st	$67.65	$57.11	$0.47
	2nd	70.50	63.54	0.59
	3rd	77.51	65.82	0.59
	4th	90.22	75.55	0.59

2016	1st	93.46	78.42	0.59
	2nd	94.04	84.95	0.78
	3rd	94.38	76.17	0.78
	4th	77.66	68.78	0.78
On February 21, 2017, the closing price of our common stock as reported by the NYSE was $78.37. At February 21, 2017, we had 355 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Holders of shares of common stock are entitled to receive distributions when declared by our board of directors out of any assets legally available for that purpose. As a REIT, we are required to distribute at least 90% of our “REIT taxable income,” which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid to our stockholders annually in order to maintain our REIT qualification for U.S. federal income tax purposes. We have historically made regular quarterly distributions to our stockholders.
Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities

On November 8, 2016, our Operating Partnership issued 486,244 Series D-4 Preferred Units in connection with the acquisition of a store located in Illinois. This store was acquired in exchange for the Series D-4 Preferred Units, valued at $12.2 million.

On November 2, 2016, our Operating Partnership issued 77,575 common OP units ("OP Units") in connection with the acquisition of a store located in Maryland. The store was acquired in exchange for the OP units, valued at $5.8 million, and approximately $9.0 million in cash.
The terms of the common and preferred OP Units are governed by the Operating Partnership’s Fourth Amended and Restated Agreement of Limited Partnership. The OP Units will be redeemable, at the option of the holders following the expiration of a lock-up period commencing on the date of issuance and ending on August 15, 2018, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.
The OP Units were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

All other unregistered sales of equity securities during the year ended December 31, 2016 have previously been disclosed in filings with the SEC.
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

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues:
Property rental	$864,742	$676,138	$559,868	$446,682	$346,874
Tenant reinsurance, management fees and other income	127,133	106,132	87,287	73,931	62,522
Total revenues	991,875	782,270	647,155	520,613	409,396
Expenses:
Property operations	250,005	203,965	172,416	140,012	114,028
Tenant reinsurance	15,555	13,033	10,427	9,022	7,869
Acquisition related costs and other	12,111	69,401	9,826	8,618	5,351
General and administrative	81,806	67,758	60,942	54,246	50,454
Depreciation and amortization	182,560	133,457	115,076	95,232	74,453
Total expenses	542,037	487,614	368,687	307,130	252,155
Income from operations	449,838	294,656	278,468	213,483	157,241
Interest expense	(138,459)	(98,992)	(84,013)	(73,034)	(72,294)
Interest income	10,998	8,311	6,457	5,599	6,666
Loss on extinguishment of debt related to portfolio acquisition, gain (loss) on real estate transactions, earnout from prior acquisitions, sale of other assets and property casualty loss, net	8,465	1,501	(12,009)	(8,193)	—
Income before equity in earnings of real estate ventures and income tax expense	330,842	205,476	188,903	137,855	91,613
Equity in earnings of unconsolidated real estate ventures	12,895	12,351	10,541	11,653	10,859
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	69,199	2,857	4,022	46,032	30,630
Income tax expense	(15,847)	(11,148)	(7,570)	(9,984)	(5,413)
Net income	397,089	209,536	195,896	185,556	127,689
Noncontrolling interests in Operating Partnership and other noncontrolling interests	(30,962)	(20,062)	(17,541)	(13,480)	(10,380)
Net income attributable to common stockholders	$366,127	$189,474	$178,355	$172,076	$117,309

Earnings per common share
Basic	$2.92	$1.58	$1.54	$1.54	$1.15
Diluted	$2.91	$1.56	$1.53	$1.53	$1.14
Weighted average number of shares
Basic	125,087,554	119,816,743	115,713,807	111,349,361	101,766,385
Diluted	125,948,076	126,918,869	121,435,267	113,105,094	103,767,365
Cash dividends paid per common share	$2.93	$2.24	$1.81	$1.45	$0.85

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data
Total assets	$7,091,446	$6,071,407	$4,381,987	$3,977,140	$3,223,477
Total notes payable, notes payable to trusts, exchangeable senior notes and revolving lines of credit, net	$4,306,223	$3,535,621	$2,349,764	$1,946,647	$1,577,599
Noncontrolling interests	$351,274	$283,527	$174,558	$173,425	$53,524
Total stockholders' equity	$2,244,892	$2,089,077	$1,737,425	$1,758,470	$1,491,807
Other Data
Net cash provided by operating activities	$539,263	$367,329	$337,581	$271,259	$215,879
Net cash used in investing activities	$(1,032,035)	$(1,625,664)	$(564,948)	$(366,976)	$(606,938)
Net cash provided by financing activities	$460,831	$1,286,471	$148,307	$191,655	$395,360
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
At December 31, 2016, we owned, had ownership interests in, or managed 1,427 operating stores in 38 states, Washington, D.C. and Puerto Rico. Of these 1,427 operating stores, we owned 836, we held joint venture interests in 180 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 411 stores that are owned by third parties. These operating stores contain approximately 107 million square feet of rentable space in approximately 960,000 units and currently serve a customer base of approximately 850,000 tenants.
Our stores are generally situated in convenient, highly visible locations clustered around large population centers such as Atlanta, Baltimore/Washington, D.C., Boston, Chicago, Dallas, Houston, Las Vegas, Los Angeles, Miami, New York City, Orlando, Philadelphia, Phoenix, St. Petersburg/Tampa and San Francisco/Oakland. These areas all enjoy above average population growth and income levels. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1 of the current year, or has been open for three years prior to the January 1 of the current year.
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

•
Acquire self-storage stores. Our acquisitions team continues to pursue the acquisition of multi-store portfolios and single stores that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We continue to review available acquisitions. As interest rates increase, our expectation is that capitalization rates will also increase and that prices will begin to decrease. We remain a disciplined buyer and only execute acquisitions that we believe will strengthen our portfolio and increase stockholder value.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. A summary of significant accounting policies is also provided in the notes to our consolidated financial statements (see Note 2 to our consolidated financial statements). Actual results may differ from these estimates. We believe the following are our most critical accounting policies:
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
We have concluded that under certain circumstances when we enter into arrangements for the formation of joint ventures, a VIE may be created under condition (i) or (ii)(b) or (ii)(c) of the previous paragraph. For each VIE created, we have performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. As of December 31, 2016, we had no consolidated VIEs. Additionally, our Operating Partnership has notes payable to three trusts that are VIEs under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.

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
In connection with our acquisition of operating stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. We measure the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on our historical experience with turnover in our facilities. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are expensed as incurred.
Stores purchased at the time of certificate of occupancy issuance are considered asset acquisitions. As such, the purchase price is allocated to the land and buildings acquired based on their fair values. Any debt assumed as part of the acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transactions costs are capitalized as part of the purchase price.
Intangible lease rights include: (1) purchase price amounts allocated to leases on three stores that cannot be classified as ground or building leases; these rights are amortized to expense over the term of the leases; and (2) intangibles related to ground leases on eight stores where the ground leases were assumed by us at rates that were different than the current market rates for similar leases. The value associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.
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

RECENT ACCOUNT PRONOUNCEMENTS: For a discussion of recent accounting pronouncements affecting our business, see Item 8, “Financial Statements and Supplementary Data–Recently Issued Accounting Standards.”
RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Overview
Results for the year ended December 31, 2016 included the operations of 1,016 stores (836 wholly-owned, one in a consolidated joint venture, and 179 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2015, which included the operations of 999 stores (746 wholly-owned, one in a consolidated joint venture, and 252 in joint ventures accounted for using the equity method).
Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
Revenues:
Property rental	$864,742	$676,138	$188,604	27.9%
Tenant reinsurance	87,291	71,971	15,320	21.3%
Management fees and other income	39,842	34,161	5,681	16.6%
Total revenues	$991,875	$782,270	$209,605	26.8%

Property Rental—The increase in property rental revenues for the year ended December 31, 2016 was primarily the result of an increase of $144,985 associated with acquisitions completed in 2016 and 2015. We acquired 99 stores during the year ended December 31, 2016 and 171 stores during the year ended December 31, 2015. Property rental revenue also increased by $42,171 during the year ended December 31, 2016 as a result of increases in rental rates to new and existing customers at our stabilized stores. Revenues at our lease-up stores increased by $3,439 for the year ended December 31, 2016 due primarily to increases in occupancy. The achieved rental rate to new tenants on wholly owned properties for the year ended December 31, 2016 increased an average of approximately 7.0% over the prior year. These increases were offset by decreases in property revenue of $1,991 for the year ended December 31, 2016 related to the sales of stores during 2016.
Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to the increase in stores operated. We operated 1,427 stores at December 31, 2016, compared to 1,347 stores at December 31, 2015.
Management Fees and Other Income—Our TRS manages stores owned by our joint ventures and third parties. Management fees generally represent 6.0% of cash collected from stores owned by third parties and unconsolidated joint ventures. We also earn an asset management fee from the Storage Portfolio I (“SPI”) joint venture, equal to 0.50% multiplied by the total asset value, provided certain conditions are met. The increase in management fees is due primarily to an increase in the revenues at the stores we managed. At December 31, 2016, we managed 591 stores for third parties and non-consolidated joint ventures, compared to 601 stores at December 31, 2015. The decrease in the number of stores managed is due primarily to our acquisition of 40 stores from our joint ventures during 2016.

Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
Expenses:
Property operations	$250,005	$203,965	$46,040	22.6%
Tenant reinsurance	15,555	13,033	2,522	19.4%
Acquisition related costs and other	12,111	69,401	(57,290)	(82.5)%
General and administrative	81,806	67,758	14,048	20.7%
Depreciation and amortization	182,560	133,457	49,103	36.8%
Total expenses	$542,037	$487,614	$54,423	11.2%
Property Operations—The increase in property operations expense consists primarily of an increase of $45,055 related to acquisitions completed in 2016 and 2015. We acquired 99 operating stores during the year ended December 31, 2016 and 171 stores during the year ended December 31, 2015.
Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change is due primarily to the increase in the number of stores we owned and/or managed. At December 31, 2016, we owned and/or managed 1,427 stores compared to 1,347 stores at December 31, 2015.

Acquisition Related Costs and Other—These costs relate primarily to acquisition activities during the periods indicated. The decrease in these expenses for the year ended December 31, 2016 compared to the prior year was due to a decrease in the number of acquisitions. We acquired 99 properties during the year ended December 31, 2016 compared to 171 during the prior year. Included in the acquisitions completed in 2015 was the acquisition of SmartStop Self Storage Inc. ("SmartStop") on October 1, 2015. As part of this acquisition, we recorded an expense of $38,360 related to defeasance costs and prepayment penalties incurred related to the repayment of SmartStop's existing debt as of the acquisition date. We incurred $8,053 of professional fess/closing costs, $6,338 of severance-related costs, $1,327 of other payroll-related costs and $9,043 of other acquisition related costs as a result of the acquisition of SmartStop, for a total of $63,121.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the year ended December 31, 2016 increased when compared to the same periods in the prior year primarily due to the overall cost associated with the management of additional stores. At December 31, 2016, we owned and/or managed 1,427 stores compared to 1,347 stores at December 31, 2015. Additionally, during 2016, we accrued a $4,000 expense related to the potential settlement of a legal action. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.
Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 99 operating stores during the year ended December 31, 2016, and 171 operating stores during the year ended December 31, 2015.

Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
Other income and expenses:
Gain on real estate transactions, earnout from prior acquisition and sale of other assets	$8,465	$1,501	$6,964	464.0%
Interest expense	(133,479)	(95,682)	(37,797)	39.5%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(4,980)	(3,310)	(1,670)	50.5%
Interest income	6,148	3,461	2,687	77.6%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—
Equity in earnings of unconsolidated real estate ventures	12,895	12,351	544	4.4%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	69,199	2,857	66,342	2,322.1%
Income tax expense	(15,847)	(11,148)	(4,699)	42.2%
Total other expense, net	$(52,749)	$(85,120)	$32,371	(38.0)%

Gain on Real Estate Transactions, Earnout from Prior Acquisition and Sale of Other Assets— During the year ended December 31, 2016, through various transactions, we sold a total of nine stores located in Indiana, Ohio and Texas. We received a total of $22,002 in cash and 85,452 of our OP Units valued at $7,689 in exchange for these stores. The Operating Partnership has canceled the OP Units received. We recognized a total gain of $11,358 related to these dispositions.

During 2014, we acquired a portfolio of five stores. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, we recorded an estimated liability related to this provision. As the operating income of these stores during the earnout period was higher than originally estimated, an additional payment was due to the sellers of $4,284, which was recorded as a loss during 2016.

In 2011, we acquired a single store in Florida. As part of the acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for the period of 12 consecutive months ending June 30, 2015. During 2014, we recorded a liability of $2,500 as an estimate of the payment that would become due. The $400 gain recorded during 2015 represents the adjustment needed to true up the existing liability to the amount owed to the sellers as of June 30, 2015.

During 2015, we determined that one of our acquisitions was purchased at below its market value, and therefore recorded a $1,101 gain at the time of the acquisition, which represents the excess of the fair value of the store acquired over the consideration paid.

Interest Expense—The increase in interest expense during the year ended December 31, 2016 was primarily the result of higher debt balances when compared to the prior year. The total face value of our debt, including our lines of credit, was $4,363,697 at December 31, 2016 compared to $3,598,254 at December 31, 2015.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. Our Operating Partnership has issued and outstanding 2.375% Exchangeable Senior Notes due 2033 (the "2013 Notes") and 3.125% Exchangeable Senior Notes due 2035 (the "2015 Notes.") The 2013 Notes and the 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability. The increase for the year ended December 31, 2016 when compared to the same period in the prior year is due to the issuance of $575,000 principal amount of the 2015 Notes in September 2015 and related discount of $22,597.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The increase for the year ended December 31, 2016 is related primarily to the increase in the average notes receivable balances outstanding when compared to the prior year. The majority of the increase in interest income related to the $84,331 of notes receivable issued in conjunction with the acquisition of SmartStop in October 2015. These notes have a 7.0% interest rate which increases to 9.0% in February 2017. As of December 31, 2016, the remaining principal balance was $52,201.
Interest Income on Note Receivable from Preferred Operating Partnership Unit Holder—Represents interest on a $100,000 loan to the holder of the Operating Partnership’s Series A Participating Redeemable Preferred Units (the “Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. The increase for the year ended December 31, 2016 compared to the same period in the prior year was primarily the result of an increase in our ownership interest from 2.0% to approximately 4.0% in the ESS PRISA LLC ("PRISA") joint venture and from 2.0% to approximately 4.4% in the ESS PRISA II LLC ("PRISA II") joint venture, as well as an increase in revenue at the stores owned by our joint ventures. These increases were offset by an overall decrease in the number of stores owned by our joint ventures, primarily due to our acquisition of 40 of these stores as noted below.

On April 25, 2016, we and affiliates of Prudential Financial, Inc. ("Prudential") entered into the “Second Amendment to Amended and Restated Operating Agreement of ESS PRISA LLC” and the “First Amendment to Amended and Restated Operating Agreement of ESS PRISA II LLC” (the “Amendments”). The Amendments are deemed effective as of April 1, 2016. Under the Amendments, we gave up any future rights to receive distributions from these joint ventures at the higher “excess profit participation” percentage of 17.0% in exchange for a higher equity ownership percentage. Our equity ownership in ESS PRISA LLC increased from 2.0% to 4.0%, and our equity ownership in ESS PRISA II LLC increased from 2.0% to 4.4%.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests—On November 17, 2016, we acquired 11 stores from our ESS WCOT LLC joint venture ("WCOT") in a step acquisition. We owned 5.0% of WCOT, with the other 95.0% owned by affiliates of Prudential. WCOT created a new subsidiary, Extra Space Storage 132 LLC ("ESS 132"), and transferred 11 stores into ESS 132. WCOT then distributed ESS 132 to Prudential and us on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $68,814 . Immediately after the distribution, we acquired Prudential's 95.0% interest in ESS 132 for $153,304, resulting in 100% ownership of ESS 132 and the related 11 stores. Based on the purchase price of Prudential's share of ESS 132, we determined that the fair value of our investment in ESS 132 immediately prior to the acquisition of Prudential's share was $8,119, and we recorded a gain of $4,651 as a result of re-measuring to fair value our existing equity interest in ESS 132.

On September 16, 2016, we acquired 23 stores from PRISA II in a step acquisition. We owned 4.4% of PRISA II, with the other 95.6% owned by affiliates of Prudential. PRISA II created a new subsidiary, Extra Space Properties 131 LLC ("ESP 131"), and transferred 23 stores into ESP 131. PRISA II then distributed ESP 131 to Prudential and us on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $4,326. Immediately after the distribution, we acquired Prudential's 95.6% interest in ESP 131 for $238,679, resulting in 100% ownership of ESP 131 and the related 23 stores. Based on the purchase price of Prudential's share of ESP 131, we determined that the fair value of our investment in ESP 131 immediately prior to the acquisition of Prudential's share was $10,988, and we recorded a gain of $6,778 as a result of re-measuring to fair value our existing equity interest in ESP 131. Subsequent to these transactions, PRISA II owned 42 stores. We then sold our remaining interest in PRISA II to Prudential for $34,758 in cash. As a result of this sale, we recognized a gain of $30,846.

On February 2, 2016, we acquired six stores from our VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. We owned 45.0% of VRS, with the other 55.0% owned by Prudential. VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to Prudential and us on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $17,261, Immediately after the distribution, we acquired Prudential’s 55.0% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, we determined that the fair value of our investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and we recorded a gain of $26,923 as a result of re-measuring to fair value our existing equity interest in ESP 122.

In March 2015, one of our joint ventures sold a store located in New York to a third party and recognized a gain of $60,495. We recognized our 2.0% share of this gain, or $1,228.

In March 2015 we acquired a joint venture partner’s 82.4% equity interest in an existing joint venture which had one store. We previously held the remaining 17.6% equity interest in this joint venture. Prior to the acquisition, we accounted for our equity interest in this joint venture as an equity-method investment. We recognized a non-cash gain of $1,629 as a result of re-measuring the fair value of our equity interest in this joint venture held before the acquisition.

Income Tax Expense—Income tax expense is the result of income earned by our TRS which includes income from our management company and reinsurance activities.

Net Income Allocated to Noncontrolling Interests
The following table presents information on net income allocated to noncontrolling interests for the years indicated:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(14,700)	$(11,718)	$(2,982)	25.4%
Net income allocated to Operating Partnership and other noncontrolling interests	(16,262)	(8,344)	(7,918)	94.9%
Total income allocated to noncontrolling interests:	$(30,962)	$(20,062)	$(10,900)	54.3%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—Income allocated to the Preferred Operating Partnership noncontrolling interests for the year ended December 31, 2016 represents the fixed distributions paid to the preferred unit holders as follows: the Series A Redeemable Preferred Units (“Series A Units”) receive distributions at an annual rate of 5.0%, plus approximately 0.70% of net income after the allocation of the fixed distributions, the Series B Redeemable Preferred Units (“Series B Units”) receive distributions at an annual rate of 6.0%, the Series C Convertible Redeemable Preferred Units (“Series C Units”) receive, from issuance until the fifth anniversary of issuance, an annual rate of $0.18 plus the then-payable quarterly distribution per OP Unit, and the Series D Redeemable Preferred Units (“Series D Units”) receive distributions at an annual rate of 5.0%.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.2% and 4.2% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the years ended December 31, 2016 and 2015, respectively.

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

Property Rental—The change in property rental revenues consists primarily of an increase of $69,622 associated with acquisitions completed in 2015 and 2014. We acquired 171 operating stores during 2015 and 51 stores during 2014. In addition, revenues increased by $47,560 as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. We saw no significant increase in overall customer renewal rates and our average length of stay was approximately 13.7 months. For existing customers we generally seek to increase rental rates approximately 7% to 10% at least annually. Rental rates to new tenants increased by approximately 8.9% over the prior year. Occupancy at our stabilized stores increased to 91.1% at December 31, 2015, as compared to 89.6% at December 31, 2014.
Tenant Reinsurance—The increase in tenant reinsurance revenues was partially due to the increase in overall customer participation to approximately 72.8% at December 31, 2015, compared to approximately 70.7% at December 31, 2014. In addition, we operated 1,347 stores at December 31, 2015, compared to 1,088 stores at December 31, 2014.
Management Fees and Other Income—Our TRS manages stores owned by our joint ventures and third parties. Management fees generally represent 6.0% of cash collected from stores owned by third parties and unconsolidated joint ventures. We also earn an asset management fee from the Storage Portfolio I (“SPI”) joint venture, equal to 0.50% multiplied by the total asset value, provided certain conditions are met. The increase in management fees is due to an increase in the number of properties managed. At December 31, 2015, we managed 348 stores, compared to 260 stores at December 31, 2014.
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
Acquisition Related Costs—These costs relate to acquisition activities during the periods indicated. The increase for the year ended December 31, 2015 when compared to the prior year was related primarily to the acquisition of SmartStop on October 1, 2015. As part of this acquisition, we recorded an expense of $38,360 related to defeasance costs and prepayment penalties incurred related to the repayment of SmartStop’s existing debt as of the acquisition date. We incurred $8,053 of professional fees/closing costs, $6,338 of severance-related costs, $1,327 of other payroll-related costs and $9,043 of other acquisition related costs as a result of the acquisition of SmartStop, for a total of $63,121. Additionally, we acquired 49 other properties during the year ended December 31, 2015.
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
Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
Other income and expenses:
Gain (loss) on real estate transactions, earnout from prior acquisitions and sale of other assets	$1,501	$(10,285)	$11,786	(114.6)%
Property casualty loss, net	—	(1,724)	1,724	(100.0)%
Interest expense	(95,682)	(81,330)	(14,352)	17.6%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(3,310)	(2,683)	(627)	23.4%
Interest income	3,461	1,607	1,854	115.4%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—%
Equity in earnings of unconsolidated real estate ventures	12,351	10,541	1,810	17.2%
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	2,857	4,022	(1,165)	(29.0)%
Income tax expense	(11,148)	(7,570)	(3,578)	47.3%
Total other expense, net	$(85,120)	$(82,572)	$(2,548)	3.1%
Gain (Loss) on Real Estate Transactions, Earnout from Prior Acquisitions and Sale of Other Assets—During 2011, we acquired a store located in Florida. As part of this acquisition, we agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and we believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the stores trended significantly higher than expected, we recorded additional liability of $2,500. This amount is included in gain (loss) on sale of real estate and earnout from prior acquisitions on our consolidated statements of operations for the year ended December 31, 2014. The $400 gain recorded during the year ended December 31, 2015 represents the adjustment needed to true up the existing liability to the amount owed to the sellers as of June 30, 2015.

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
Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discount related to the equity component of the exchangeable senior notes issued by our Operating Partnership. In June 2013, our Operating Partnership issued $250,000 of its 2013 Notes. In September 2015, our Operating Partnership issued $575,000 of its 2015 Notes, and repurchased $164,636 principal amount of the 2013 Notes. Both the 2013 Notes and the 2015 Notes have effective interest rates of 4.0%.
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
Income Tax Expense—The increase in income tax expense relates primarily to an increase in income earned by our TRS when compared to the same periods in the prior year. Additionally, during the year ended December 31, 2014, we recorded the initial tax benefit related to a royalty fee that we charge quarterly to our captive insurance subsidiary, which reduced the tax expense for that period.

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
Income allocated to the Preferred Operating Partnership noncontrolling interests for the years ended December 31, 2015 and 2014 represents the fixed distributions paid to the holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.7% of the remaining net income allocated to the holders of the Series A Units.
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
FUNDS FROM OPERATIONS
FFO provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of operating stores and impairment write-downs of depreciable real estate assets, plus real estate related depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in the consolidated financial statements. FFO should not be considered a replacement of net income computed in accordance with GAAP.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$366,127	$189,474	$178,355

Adjustments:
Real estate depreciation	155,358	115,924	96,819
Amortization of intangibles	20,467	11,094	12,394
(Gain) loss on real estate transactions, earnout from prior acquisition and sale of other assets	(8,465)	(1,501)	10,285
Unconsolidated joint venture real estate depreciation and amortization	4,505	4,233	4,395
Unconsolidated joint venture gain on sale of real estate and purchase of partners' interests	(69,199)	(2,857)	(4,022)
Distributions paid on Series A Preferred Operating Partnership units	(5,085)	(5,088)	(5,750)
Income allocated to Operating Partnership noncontrolling interests	30,962	20,064	17,530

Funds from operations attributable to common stockholders and unit holders	$494,670	$331,343	$310,006
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

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
The following table presents a reconciliation of same-store net operating income to income from operations as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended December 31,		Percent	For the Year Ended December 31,		Percent
	2016	2015	Change	2016	2015	Change
Same-store rental and tenant reinsurance revenues	$179,003	$170,234	5.2%	$708,063	$662,213	6.9%
Non same-store rental and tenant reinsurance revenues	72,364	45,333	59.6%	243,970	85,896	184.0%
Total property rental and tenant reinsurance revenues	251,367	215,567	16.6%	952,033	748,109	27.3%

Same-store operating and tenant reinsurance expenses	46,169	47,142	(2.1)%	189,973	187,939	1.1%
Non same-store operating and tenant reinsurance expenses	21,163	15,706	34.7%	75,587	29,059	160.1%
Total property operating and tenant reinsurance expenses	67,332	62,848	7.1%	265,560	216,998	22.4%

Same-store net operating income	132,834	123,092	7.9%	518,090	474,274	9.2%
Non same-store net operating income	51,201	29,627	72.8%	168,383	56,837	196.3%
Total net operating income	184,035	152,719	20.5%	686,473	531,111	29.3%
Management fees and other income	9,649	10,192		39,842	34,161
Acquisition related costs and other	(2,987)	(63,698)		(12,111)	(69,401)
General and administrative	(18,355)	(18,138)		(81,806)	(67,758)
Depreciation and amortization	(49,158)	(40,766)		(182,560)	(133,457)
Income from operations	$123,184	$40,309		$449,838	$294,656

Same-store square foot occupancy as of quarter end	92.0%	92.8%		92.0%	92.8%

Properties included in same-store	564	564		564	564
The increases in same-store rental and tenant reinsurance revenues for the three months and year ended December 31, 2016, as compared to the same periods ended December 31, 2015, were due primarily to higher rental rates for both new and existing customers. Expenses were lower for the three months ended December 31, 2016 due to decreases year-over-year across most expense categories, primarily due to comparably higher expenses in the three months ended December 31, 2015. The most significant decreases were in repairs and maintenance and utilities. Decreases in these expenses were partially offset by increases in property taxes. For the year ended December 31, 2016, expenses were higher due to increases in property taxes and credit card processing fees. These increases in expenses were partially offset by decreases in utilities and repairs and maintenance expense.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
The following table presents a reconciliation of same-store net operating income to income from operations as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended December 31,		Percent	For the Year Ended December 31,		Percent
	2015	2014	Change	2015	2014	Change
Same-store rental and tenant reinsurance revenues	$151,761	$138,471	9.6%	$590,979	$540,664	9.3%
Non same-store rental and tenant reinsurance revenues	63,806	21,665	194.5%	157,130	78,276	100.7%
Total property rental and tenant reinsurance revenues	215,567	160,136	34.6%	748,109	618,940	20.9%

Same-store operating and tenant reinsurance expenses	41,702	39,802	4.8%	166,166	161,135	3.1%
Non same-store operating and tenant reinsurance expenses	21,146	5,838	262.2%	50,832	21,708	134.2%
Total property operating and tenant reinsurance expenses	62,848	45,640	37.7%	216,998	182,843	18.7%

Same-store net operating income	110,059	98,669	11.5%	424,813	379,529	11.9%
Non same-store net operating income	42,660	15,827	169.5%	106,298	56,568	87.9%
Total net operating income	152,719	114,496	33.4%	531,111	436,097	21.8%
Management fees and other income	10,192	5,048		34,161	28,215
Acquisition related costs and other	(63,698)	(5,941)		(69,401)	(9,826)
General and administrative	(18,138)	(14,506)		(67,758)	(60,942)
Depreciation and amortization	(40,766)	(29,181)		(133,457)	(115,076)
Income from operations	$40,309	$69,916		$294,656	$278,468

Same-store square foot occupancy as of quarter end	92.9%	91.4%		92.9%	91.4%

Properties included in same-store	503	503		503	503
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
CASH FLOWS
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Cash provided by operating activities was $539,263 and $367,329 for the years ended December 31, 2016 and 2015, respectively. The change when compared to the prior year was primarily due to a $187,553 increase in net income and an increase in depreciation and amortization expense of $49,103. These increases were offset by an increase in the gain on sale of real estate assets and purchase joint venture partners’ interests of $66,342. This gain was primarily the result of three step acquisitions of stores that were previously owned by our VRS, PRISA II and WCOT joint ventures, along with the gain on the sale of our remaining interest in the PRISA II joint venture to Prudential.

Cash used in investing activities was $1,032,035 and $1,625,664, for the years ended December 31, 2016 and 2015, respectively. The decrease was primarily due to a decrease in total cash paid for the acquisition of real estate assets of $464,227. We purchased 99 stores during the year ended December 31, 2016, compared to 171 stores purchased during 2015. There was also an increase in proceeds from sale of real estate assets, investments in real estate ventures and other assets of $60,013, a decrease in cash paid on the purchase/issuance of notes receivable of $57,902 and an increase in cash received from principal payments on notes receivable of $42,785 for the year ended December 31, 2016 when compared to 2015.

Cash provided by financing activities was $460,831 and $1,286,471, for the years ended December 31, 2016 and 2015, respectively. The change related primarily to a decrease in proceeds from notes payable and revolving lines of credit of $221,445, a decrease in net proceeds from the issuance of exchangeable senior notes of $563,500, and a decrease in net proceeds from the sale of common stock of $323,453 for the year ended December 31, 2016 when compared to the prior year. These decreases were partially offset by a decrease in principal payments on notes payable and revolving lines of credit of $191,128 and a decrease in the cash paid for the repurchase of exchangeable senior notes of $205,017.

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
Cash provided by financing activities was $1,286,471 and $148,307 for the years ended December 31, 2015 and 2014, respectively. The net increase was due to a number of factors, including an increase of $1,204,138 in the cash proceeds received from the issuance of notes payable and revolving lines of credit, an increase of $446,877 in the cash proceeds received from the sale of common stock, and an increase of $563,500 in the net proceeds from the issuance of exchangeable senior notes. These increases in cash inflows were offset by an increase of $780,442 of cash paid for principal payments on notes payable and revolving lines of credit, an increase of $227,212 in cash paid to repurchase existing exchangeable senior notes, and an increase of $59,211 in cash paid as dividends on our common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had $43,858 available in cash and cash equivalents. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2016 and 2015, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us.

	As of December 31, 2016
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$3,000	$100,000	2.4%	6/4/2010	6/30/2018	LIBOR plus 1.7%
Credit Line 2 (3)(4)	362,000	500,000	2.2%	10/14/2016	10/14/2020	LIBOR plus 1.4%
	$365,000	$600,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. One two-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2016. Rate is subject to change based on our consolidated leverage ratio.

As of December 31, 2016, we had $4,363,697 face value of debt, resulting in a debt to total enterprise value ratio of 29.6%. As of December 31, 2016, the ratio of total fixed-rate debt and other instruments to total debt was 70.0% (including $2,198,275 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at December 31, 2016 was 3.0%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2016.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness, out of our operating cash flow, cash on hand and borrowings under our revolving lines of credit, including undrawn portions of our unsecured facility. In addition, we are pursuing additional sources of financing based on anticipated funding needs.

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
CONTRACTUAL OBLIGATIONS
The following table presents information on future payments due by period as of December 31, 2016:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$120,926	$6,123	$12,801	$11,977	$90,025
Notes payable, notes payable to trusts and revolving lines of credit
Interest	573,411	127,630	218,184	109,191	118,406
Principal	4,363,697	311,075	936,309	2,432,353	683,960
Total contractual obligations	$5,058,034	$444,828	$1,167,294	$2,553,521	$892,391
The operating leases above include minimum future lease payments on leases for 22 of our operating stores as well as leases of our corporate offices. Three ground leases include additional contingent rental payments based on the level of revenue achieved at the store.
As of December 31, 2016, the weighted average interest rate for all fixed rate loans was 3.3%, and the weighted average interest rate on all variable rate loans was 2.3%.
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
Our indebtedness may be recourse, non-recourse, cross-collateralized, cross-defaulted, secured or unsecured. If the indebtedness is non-recourse, the collateral will be limited to the particular stores to which the indebtedness relates. In addition, we may invest in stores subject to existing loans collateralized by mortgages or similar liens on our stores, or may refinance stores acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing stores, for general working capital or to purchase additional interests in partnerships or joint ventures or for other purposes when we believe it is advisable.
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
As of December 31, 2016, we had approximately $4.4 billion in total face value debt, of which approximately $1.3 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $13.1 million annually.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.
We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extra Space Storage Inc. at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
February 27, 2017

Extra Space Storage Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets:
Real estate assets, net	$6,770,447	$5,689,309
Investments in unconsolidated real estate ventures	79,570	103,007
Cash and cash equivalents	43,858	75,799
Restricted cash	13,884	30,738
Receivables from related parties and affiliated real estate joint ventures	16,611	2,205
Other assets, net	167,076	170,349
Total assets	$7,091,446	$6,071,407
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$3,213,588	$2,758,567
Exchangeable senior notes, net	610,314	623,863
Notes payable to trusts, net	117,321	117,191
Revolving lines of credit	365,000	36,000
Accounts payable and accrued expenses	101,388	82,693
Other liabilities	87,669	80,489
Total liabilities	4,495,280	3,698,803
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 125,881,460 and 124,119,531 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,259	1,241
Additional paid-in capital	2,566,120	2,431,754
Accumulated other comprehensive income (loss)	16,770	(6,352)
Accumulated deficit	(339,257)	(337,566)
Total Extra Space Storage Inc. stockholders' equity	2,244,892	2,089,077
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	147,920	80,531
Noncontrolling interests in Operating Partnership	203,354	202,834
Other noncontrolling interests	—	162
Total noncontrolling interests and equity	2,596,166	2,372,604
Total liabilities, noncontrolling interests and equity	$7,091,446	$6,071,407
See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Operations
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Property rental	$864,742	$676,138	$559,868
Tenant reinsurance	87,291	71,971	59,072
Management fees and other income	39,842	34,161	28,215
Total revenues	991,875	782,270	647,155
Expenses:
Property operations	250,005	203,965	172,416
Tenant reinsurance	15,555	13,033	10,427
Acquisition related costs and other	12,111	69,401	9,826
General and administrative	81,806	67,758	60,942
Depreciation and amortization	182,560	133,457	115,076
Total expenses	542,037	487,614	368,687
Income from operations	449,838	294,656	278,468
Gain (loss) on real estate transactions, earnout from prior acquisition and sale of other assets	8,465	1,501	(10,285)
Property casualty loss, net	—	—	(1,724)
Interest expense	(133,479)	(95,682)	(81,330)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(4,980)	(3,310)	(2,683)
Interest income	6,148	3,461	1,607
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	4,850
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	330,842	205,476	188,903
Equity in earnings of unconsolidated real estate ventures	12,895	12,351	10,541
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	69,199	2,857	4,022
Income tax expense	(15,847)	(11,148)	(7,570)
Net income	397,089	209,536	195,896
Net income allocated to Preferred Operating Partnership noncontrolling interests	(14,700)	(11,718)	(10,991)
Net income allocated to Operating Partnership and other noncontrolling interests	(16,262)	(8,344)	(6,550)
Net income attributable to common stockholders	$366,127	$189,474	$178,355
Earnings per common share
Basic	$2.92	$1.58	$1.54
Diluted	$2.91	$1.56	$1.53
Weighted average number of shares
Basic	125,087,554	119,816,743	115,713,807
Diluted	125,948,076	126,918,869	121,435,267
See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$397,089	$209,536	$195,896
Other comprehensive income (loss):
Change in fair value of interest rate swaps	24,598	(4,929)	(12,061)
Total comprehensive income	421,687	204,607	183,835
Less: comprehensive income attributable to noncontrolling interests	32,438	20,001	17,120
Comprehensive income attributable to common stockholders	$389,249	$184,606	$166,715
See accompanying notes

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Balances at December 31, 2013	$30,202	$33,568	$17,177	$—	$91,453	$1,025	115,755,527	$1,157	$1,973,159	$10,156	$(226,002)	$1,931,895
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	211,747	2	3,093	—	—	3,095
Restricted stock grants issued	—	—	—	—	—	—	117,370	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(23,595)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,984	—	—	4,984
Issuance of Operating Partnership units in conjunction with store acquisitions	—	8,334	13,783	13,710	2,982	—	—	—	—	—	—	38,809
Redemption of Operating Partnership units for common stock	(10,240)	—	—	—	(398)	—	299,190	3	10,635	—	—	—
Redemption of Operating Partnership units for cash	(4,794)	—	—	—	—	—	—	—	—	—	—	(4,794)
Issuance of note receivable to Series C unit holders	—	—	(20,230)	—	—	—	—	—	—	—	—	(20,230)
Net income	7,036	2,387	1,551	17	6,538	12	—	—	—	—	178,355	195,896
Other comprehensive income	(74)	—	—	—	(347)	—	—	—	—	(11,640)	—	(12,061)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	3,613	—	—	3,613
Distributions to Operating Partnership units held by noncontrolling interests	(7,321)	(2,386)	(1,551)	(17)	(7,806)	—	—	—	—	—	—	(19,081)
Distributions to other noncontrolling interests	—	—	—	—	—	(53)	—	—	—	—	—	(53)
Dividends paid on common stock at $1.81 per share	—	—	—	—	—	—	—	—	—	—	(210,091)	(210,091)
Balances at December 31, 2014	$14,809	$41,903	$10,730	$13,710	$92,422	$984	116,360,239	$1,163	$1,995,484	$(1,484)	$(257,738)	$1,911,983

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Issuance of common stock upon the exercise of options	$—	$—	$—	$—	$—	$—	79,974	$1	$1,541	$—	$—	$1,542
Restricted stock grants issued	—	—	—	—	—	—	174,558	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	—	—	—	(18,090)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	6,735,000	67	446,810	—	—	446,877
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	6,055	—	—	6,055
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(822)	—	—	(446)	—	—	(1,268)
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	142,399	—	—	—	—	—	—	142,399
Redemption of Operating Partnership units for common stock	—	—	—	—	(28,106)	—	787,850	8	28,098	—	—	—
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(70,112)	—	—	(70,112)
Issuance of 2015 exchangeable senior notes - equity component	—	—	—	—	—	—	—	—	22,597	—	—	22,597
Net income	6,445	2,514	2,074	685	8,344	—	—	—	—	—	189,474	209,536
Other comprehensive income (loss)	(15)	—	—	—	(46)	—	—	—	—	(4,868)	—	(4,929)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	1,727	—	—	1,727
Distributions to Operating Partnership units held by noncontrolling interests	(7,050)	(2,515)	(2,074)	(685)	(12,179)	—	—	—	—	—	—	(24,503)
Dividends paid on common stock at $2.24 per share	—	—	—	—	—	—	—	—	—	—	(269,302)	(269,302)
Balances at December 31, 2015	$14,189	$41,902	$10,730	$13,710	$202,834	$162	124,119,531	$1,241	$2,431,754	$(6,352)	$(337,566)	$2,372,604

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Issuance of common stock upon the exercise of options	$—	$—	$—	$—	$—	$—	97,855	$—	$1,444	$—	$—	$1,444
Restricted stock grants issued	—	—	—	—	—	—	119,931	2		—	—	2
Restricted stock grants cancelled	—	—	—	—	—	—	(9,947)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	1,381,300	14	123,408	—	—	123,422
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	8,045	—	—	8,045
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	800	(162)	—	—	(638)	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	7,247	—	—	—	—	—	—	7,247
Redemption of Operating Partnership units for sale of property	—	—	—	—	(7,689)	—	—	—	—	—	—	(7,689)
Redemption of Operating Partnership units for common stock and cash	—	—	—	—	(1,083)	—	23,850	—	577	—	—	(506)
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	67,193	—	—	—	—	—	—	—	67,193
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	148,940	2	(874)	—	—	(872)
Net income	7,645	2,514	2,570	1,971	16,262	—	—	—	—	—	366,127	397,089
Other comprehensive income loss	201	—	—	—	1,275	—	—	—	—	23,122	—	24,598
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	2,404	—	—	2,404
Distributions to Operating Partnership units held by noncontrolling interests	(7,650)	(2,514)	(2,570)	(1,971)	(16,292)	—	—	—	—	—	—	(30,997)
Dividends paid on common stock at $2.93 per share	—	—	—	—	—	—	—	—	—	—	(367,818)	(367,818)
Balances at December 31, 2016	$14,385	$41,902	$10,730	$80,903	$203,354	$—	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166
See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$397,089	$209,536	$195,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,560	133,457	115,076
Amortization of deferred financing costs	12,922	7,779	6,592
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	4,980	3,310	2,683
Non-cash interest expense related to amortization of premium on notes payable	(872)	(2,409)	(3,079)
Compensation expense related to stock-based awards	8,045	6,055	4,984
Gain on sale of real estate assets and purchase of joint venture partners' interests	(69,199)	(2,857)	(3,438)
Loss (gain) on real estate transactions, earnout from prior acquisition and sale of other assets	(8,465)	(1,501)	2,500
Property casualty loss	—	—	1,724
Distributions from unconsolidated real estate ventures in excess of earnings	3,534	4,531	4,510
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	1,367	(1,436)	71
Other assets	(2,981)	(1,172)	(1,498)
Accounts payable and accrued expenses	10,075	108	4,920
Other liabilities	208	11,928	6,640
Net cash provided by operating activities	539,263	367,329	337,581
Cash flows from investing activities:
Acquisition of SmartStop, net of cash acquired	—	(1,200,853)	—
Acquisition of real estate assets	(1,086,523)	(349,897)	(503,538)
Development and redevelopment of real estate assets	(23,279)	(26,931)	(23,528)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	60,813	800	—
Change in restricted cash	16,854	1,282	(3,794)
Investment in unconsolidated real estate ventures	(28,241)	(3,434)	—
Return of investment in unconsolidated real estate ventures	16,953	45,080	—
Purchase/issuance of notes receivable	(26,429)	(84,331)	(29,258)
Principal payments received from notes receivable	42,785	—	—
Purchase of equipment and fixtures	(4,968)	(7,380)	(4,830)
Net cash used in investing activities	(1,032,035)	(1,625,664)	(564,948)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	123,424	446,877	—
Net proceeds from the issuance of 2015 exchangeable senior notes	—	563,500	—
Repurchase of exchangeable senior notes	(22,195)	(227,212)	—
Proceeds from notes payable and revolving lines of credit	1,900,357	2,121,802	917,664
Principal payments on notes payable and revolving lines of credit	(1,122,442)	(1,313,570)	(533,128)
Deferred financing costs	(17,486)	(9,779)	(5,305)
Net proceeds from exercise of stock options	1,444	1,542	3,095
Proceeds from termination of interest rate cap	1,650	—	—
Purchase of interest rate cap	—	(2,884)	—
Payment of earnout from prior acquisition	(4,600)	—	—
Redemption of Operating Partnership units held by noncontrolling interests	(506)	—	(4,794)
Dividends paid on common stock	(367,818)	(269,302)	(210,091)
Distributions to noncontrolling interests	(30,997)	(24,503)	(19,134)
Net cash provided by financing activities	460,831	1,286,471	148,307
Net increase (decrease) in cash and cash equivalents	(31,941)	28,136	(79,060)
Cash and cash equivalents, beginning of the period	75,799	47,663	126,723
Cash and cash equivalents, end of the period	$43,858	$75,799	$47,663
Supplemental schedule of cash flow information
Interest paid	122,265	89,507	75,218
Income taxes paid	14,864	1,782	3,418
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(577)	$(28,106)	$(10,638)
Common stock and paid-in capital	577	28,106	10,638
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$2,404	$1,727	$3,613
Additional paid-in capital	(2,404)	(1,727)	(3,613)
Acquisitions of real estate assets
Real estate assets, net	$84,163	$158,009	$77,158
Value of Operating Partnership units issued	(74,440)	(142,399)	(38,811)
Notes payable assumed	(9,723)	—	(38,347)

Receivables from related parties and affiliated real estate joint ventures	—	(15,610)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$8,497	$2,332	$2,799
Development and redevelopment of real estate assets	125	—	—
Other liabilities	(8,622)	(2,332)	(2,799)
Distribution of real estate from investments in unconsolidated real estate ventures
Real estate assets, net	$25,055	$—	$—
Investments in unconsolidated real estate ventures	(25,055)	—	—
Disposition of real estate assets
Real estate assets, net	$(7,689)	$—	$—
Operating Partnership units redeemed	7,689	—	—
Acquisition of noncontrolling interests
Operating Partnership units issued	$(800)	$—	$—
Other noncontrolling interests	162	—	—
Additional paid-in capital	638	—	—
See accompanying notes.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands, except store and share data, unless otherwise stated

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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2016, the Company had direct and indirect equity interests in 1,016 storage facilities. In addition, the Company managed 411 stores for third parties bringing the total number of stores which it owns and/or manages to 1,427. These stores are located in 38 states, Washington, D.C. and Puerto Rico.
The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. The rental operations activities include rental operations of stores in which the Company has an ownership interest. No single tenant accounts for more than 5.0% of rental income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s stores. The Company’s property management, acquisition and development activities include managing, acquiring, developing and selling stores.
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

Certain prior year amounts have been reclassified to conform to the current year’s presentation. In our Segment Information in Note 19, $2,857 and $4,022 of equity in earnings of unconsolidated real estate ventures-gain on sale of real estate assets and purchase of partners’ interests was reclassified from the rental operations segment to the property management, acquisition and development segment for the years ended December 31, 2015 and 2014, respectively.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$23,844	$—	$23,844	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(2,447)	$—	$(2,447)	$—

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2016. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2016 or 2015.
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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of December 31, 2016, the Company had two parcels of undeveloped land classified as held for sale. The estimated fair value less selling costs of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded.
The Company assesses annually whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired and when events or circumstances indicate that there may be impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.
As of December 31, 2016 and 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2016 and 2015, approximate fair value.
The fair values of the Company’s notes receivable from Preferred Operating Partnership unit holders and other fixed rate notes receivable were based on the discounted estimated future cash flow of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$125,642	$120,230	$128,216	$120,230
Fixed rate notes receivable	$53,450	$52,201	$86,814	$84,331
Fixed rate notes payable and notes payable to trusts	$2,404,996	$2,417,558	$1,828,486	$1,806,904
Exchangeable senior notes	$706,827	$638,170	$770,523	$660,364
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
In connection with the Company’s acquisition of operating stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates.
Stores purchased at the time of certificate of occupancy issuance are considered asset acquisitions. As such, the purchase price is allocated to the land and buildings acquired based on their fair values. Any debt assumed as part of the acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transactions costs are capitalized as part of the purchase price.

Intangible lease rights represent: (1) purchase price amounts allocated to leases on three stores that cannot be classified as ground or building leases; these rights are amortized to expense over the life of the leases and (2) intangibles related to ground leases on eight stores where the leases were assumed by the Company at rates that were lower than the current market rates for similar leases. The values associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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
Other Assets
Other assets consist of equipment and fixtures, rents receivable by our tenants, investments in trusts, notes receivable, other intangible assets, deferred tax assets, prepaid expenses and the fair value of interest rate swaps. Depreciation of equipment and fixtures is computed on a straight-line basis over 3 to 5 years.
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
Revenue and Expense Recognition
Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized as income when earned. Management fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements. Equity in earnings of unconsolidated real

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

estate entities is recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.
Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. The Company accrues for property tax expense based upon invoice amounts, estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of two thousand dollars to ten thousand dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2016, the average insurance coverage for tenants was approximately two thousand eight hundred dollars. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant. The Company purchases reinsurance for losses exceeding a set amount for any one event. The Company does not currently have any amounts recoverable under the reinsurance arrangements.
Real Estate Sales
In general, sales of real estate and related profits/losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred. Certain types of continuing involvement preclude sale treatment and related profit recognition; other forms of continuing involvement allow for sale recognition but require deferral of profit recognition.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. These costs are expensed as incurred. The Company recognized $12,867, $10,528, and $8,843 in advertising expense for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2016, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2016 and 2015, there were no material unrecognized tax benefits. Interest and penalties relating

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2016 and 2015, the Company had no interest or penalties related to uncertain tax provisions.
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
In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the years ended December 31, 2016, 2015 and 2014, options to purchase approximately 88,552, 62,254, and 27,374 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, The Company divided the total value of the Preferred Operating Partnership units by the average share price of $83.81 for the year ended December 31, 2016.
The following table presents the number of weighted OP Units and Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2016		2015		2014
	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)	Number of Units	Equivalent Shares (if converted)
Common OP Units	5,564,631	5,564,631	—	—	—	—
Series A Units (Variable Only)	875,480	875,480	—	—	—	—
Series B Units	1,676,087	499,966	1,676,087	579,640	1,592,062	764,385
Series C Units	704,016	353,646	704,016	410,002	605,256	489,366
Series D Units	1,853,193	552,796	548,390	189,649	13,522	6,492
	10,673,407	7,846,519	2,928,493	1,179,291	2,210,840	1,260,243

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Operating Partnership had $63,170 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of December 31, 2016. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $54.09 per share as of December 31, 2016, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.
The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of December 31, 2016. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $94.71 per share as of December 31, 2016, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.
Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the years ended December 31, 2016, 2015 and 2014, 309,730 shares, 513,040 shares, and 130,883 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the years ended December 31, 2016, 2015, and 2014, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$366,127	$189,474	$178,355
Earnings and dividends allocated to participating securities	(792)	(601)	(490)
Earnings for basic computations	365,335	188,873	177,865
Earnings and dividends allocated to participating securities	792	—	—
Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	—	14,790	13,575
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	(5,088)	(5,586)
Net income for diluted computations	$366,127	$198,575	$185,854
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	125,087,554	119,816,743	115,713,807
OP Units	—	5,451,357	4,335,837
Series A Units	—	875,480	961,747
Unvested restricted stock awards included for treasury stock method	299,585	—	—
Shares related to exchangeable senior notes and dilutive stock options	560,937	775,289	423,876
Average number of common shares outstanding - diluted	125,948,076	126,918,869	121,435,267
Earnings per common share
Basic	$2.92	$1.58	$1.54
Diluted	$2.91	$1.56	$1.53
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers,” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-9 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-9 includes all contracts with customers to provide goods and services in the ordinary course of business, except for certain contracts that are specifically excluded from the scope, such as lease contracts and insurance contracts. ASU 2014-9 was originally effective for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. The new standard will now become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company has determined that its property rental revenue and tenant reinsurance revenue will not be subject to the guidance in ASU 2014-9, as they qualify as lease contract and insurance contracts, which are excluded from its scope. The Company's management fee revenue will be included in the scope of ASU 2014-9, however, based on the Company's initial assessment, it appears that revenue recognized under ASU 2014-9 will not differ materially from revenue recognized under existing guidance. We continue to assess all potential impacts of ASU 2014-9. The Company anticipates adopting the standard using the modified retrospective transition method as of January 1, 2018.
In April 2015, the FASB issued ASU 2015-3, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance only impacts financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. The Company adopted this guidance October 1, 2015. The Company adopted ASU 2015-3 on a retrospective basis.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of the adoption on ASU 2016-02 on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides guidance on whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Specifically, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Additionally, ASU 2017-01 also provides other guidance providing a more robust framework to use in determining whether a set of assets and activities is a business. This guidance is effective for annual periods beginning after December 15, 2017. Early application of ASU 2017-01 is permitted for transactions for which the acquisition or disposition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued. The Company plans to apply the guidance in ASU 2017-01 to new acquisitions beginning on January 1, 2017. The adoption of this guidance will result in a decrease in acquisition related costs, as the Company's acquisition of operating stores will likely be considered asset acquisitions rather than business combinations under ASU 2017-01.
3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2016	December 31, 2015
Land - operating	$1,664,659	$1,384,009
Land - development	26,982	17,313
Buildings, improvements and other intangibles	5,833,836	4,886,397
Intangible assets - tenant relationships	111,528	95,891
Intangible lease rights	12,443	8,877
	7,649,448	6,392,487
Less: accumulated depreciation and amortization	(900,861)	(728,087)
Net operating real estate assets	6,748,587	5,664,400
Real estate under development/redevelopment	21,860	24,909
Net real estate assets	$6,770,447	$5,689,309
Real estate assets held for sale included in net real estate assets	$1,970	$10,774

As of December 31, 2016, the Company had two parcels of undeveloped land classified as held for sale. The estimated fair value less selling costs of each of these assets is greater than the carrying value of the assets, and therefore no loss has been

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

recorded. These assets held for sale are included in the property management, acquisition and development segment of the Company’s segment information. The Company expects this land to be sold by the end of 2017.
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $21,133, $11,695, and $12,996 for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining balance of the unamortized lease rights will be amortized over the next 2 years to 45 years.
4.     PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of operating stores for the years ended December 31, 2016 and 2015. The table excludes purchases of raw land or improvements made to existing assets.

			Consideration Paid							Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Loan Assumed	Notes issued to/from Seller	Net Liabilities/(Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Arizona	1	12/21/2016	$9,513	$9,500	$—	$—	$13	$—	—	$9,513
Washington	1	11/22/2016	12,743	12,726	—	—	17	—	—	12,743
Hawaii	2	11/18/2016	15,394	15,356	—	—	38	—	—	15,394
Georgia	1	11/17/2016	7,998	8,009	—	—	(11)	—	—	7,998
Various states (1)	11	11/17/2016	152,953	153,017	—	—	(64)	—	—	161,072
California	1	11/17/2016	17,892	17,860	—	—	32	—	—	17,892
North Carolina	1	11/14/2016	13,242	13,241	—	—	1	—	—	13,242
Illinois	1	11/8/2016	12,304	9	—	—	139	12,156	486,244	12,304
Maryland	1	11/2/2016	14,807	9,040	—	—	(75)	5,842	77,575,000	14,807
Texas	1	10/25/2016	6,743	6,685	—	—	58	—	—	6,743
Minnesota	1	10/12/2016	17,744	17,729	—	—	15	—	—	17,744
Texas	3	10/6/2016	22,302	22,131	—	—	171	—	—	22,302
Utah	1	10/4/2016	8,429	3,750	—	—	4,679	—	—	8,429
California	1	10/4/2016	8,500	8,516	—	—	(16)	—	—	8,500
California	1	9/21/2016	13,800	13,782	—	—	18	—	—	13,800
Various states(2)	23	9/16/2016	237,542	237,800	—	—	(258)	—	—	248,530
California	1	8/31/2016	3,990	3,998	—	—	(8)	—	—	3,990
Texas	1	8/12/2016	9,993	9,915	—	—	78	—	—	9,993
Hawaii	1	7/14/2016	30,955	30,850	—	—	105	—	—	30,955
Massachusetts	1	6/30/2016	13,807	13,751	—	—	56	—	—	13,807
Georgia	1	6/30/2016	7,900	6,696	—	—	4	1,200	13,764	7,900
Illinois	4	6/10/2016	55,851	—	—	—	814	55,037	2,201,467	55,851
Texas	4	6/2/2016	37,478	37,246	—	—	232	—	—	37,478
South Carolina	1	5/10/2016	8,249	8,230	—	—	19	—	—	8,249
Washington, DC	1	5/5/2016	32,968	23,163	9,723	—	82	—	—	32,968
Indiana	5	4/22/2016	26,983	26,849	—	—	134	—	—	26,983
Colorado	1	4/19/2016	7,904	7,869	—	—	35	—	—	7,904
Arizona	1	4/18/2016	8,154	8,029	—	—	125	—	—	8,154
Texas	1	4/15/2016	10,978	10,922	—	—	56	—	—	10,978
Arizona	1	4/5/2016	5,000	4,999	—	—	1	—	—	5,000
Hawaii	1	4/5/2016	28,992	28,935	—	—	57	—	—	28,992
New Mexico	1	3/29/2016	10,958	10,928	—	—	30	—	—	10,958
New Mexico	1	3/29/2016	17,940	17,905	—	—	35	—	—	17,940
Georgia	3	3/29/2016	25,087	25,069	—	—	18	—	—	25,087

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

			Consideration Paid							Fair Value
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Loan Assumed	Notes issued to/from Seller	Net Liabilities/(Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Texas	1	3/21/2016	9,994	9,969	—	—	25	—	—	9,994
Illinois	1	2/25/2016	16,721	16,738	—	—	(17)	—	—	16,721
Massachusetts	1	2/16/2016	16,169	16,174	—	—	(5)	—	—	16,169
Various states (3)	6	2/2/2016	53,898	53,940	—	—	(42)	—	—	98,082
Texas	3	1/14/2016	22,625	22,523	—	—	102	—	—	22,625
Florida	1	1/12/2016	9,001	8,980	—	—	21	—	—	9,001
Texas	3	1/7/2016	27,537	27,435	—	—	102	—	—	27,537
New Mexico	2	1/7/2016	15,607	15,495	—	—	112	—	—	15,607
2016 Totals	99		$1,086,645	$995,759	$9,723	$—	$6,928	$74,235	2,779,050	$1,149,936

California	1	12/11/2015	$9,708	$9,712	$—	$—	$(4)	$—	$—	$9,708
North Carolina	1	12/8/2015	5,301	5,327	—	—	(26)	—	—	5,301
Oregon	1	11/24/2015	9,992	9,994	—	—	(2)	—	—	9,992
Florida	3	11/19/2015	20,003	19,951	—	—	52	—	—	20,003
Texas	1	11/16/2015	14,396	7,115	—	—	60	7,221	91,434	14,396
Texas	1	10/23/2015	8,700	8,678	—	—	22	—	—	8,700
New Jersey	1	10/7/2015	7,240	7,204	—	—	36	—	—	7,240
Various (4)	122	10/1/2015	1,176,893	1,218,173	—	—	(69,936)	28,656	376,848	1,176,898
Maryland	1	9/10/2015	6,091	6,109	—	—	(18)	—	—	6,091
North Carolina	1	6/19/2015	6,976	6,915	—	—	61	—	—	6,976
Florida	1	6/18/2015	17,547	12,567	—	—	207	4,773	71,054	17,547
Florida (5)	1	6/17/2015	4,923	359	—	4,601	(37)	—	—	6,023
Illinois	1	6/8/2015	10,049	9,973	—	—	76	—	—	10,049
Massachusetts	1	5/13/2015	12,500	12,503	—	—	(3)	—	—	12,500
Georgia	1	5/7/2015	6,496	6,456	—	—	40	—	—	6,496
North Carolina	1	5/5/2015	10,994	10,963	—	—	31	—	—	10,994
Georgia	1	4/24/2015	6,498	6,449	—	—	49	—	—	6,498
Arizona, Texas	22	4/15/2015	177,673	75,102	—	—	822	101,749	1,504,277	177,673
Texas	1	4/14/2015	8,640	8,570	—	—	70	—	—	8,640
California (6)	1	3/30/2015	12,334	1,700	—	11,009	(375)	—	—	12,699
South Carolina	2	3/30/2015	13,136	13,114	—	—	22	—	—	13,136
Virginia	1	3/17/2015	4,996	4,988	—	—	8	—	—	4,996
Texas	1	2/24/2015	13,554	13,503	—	—	51	—	—	13,554
Texas	3	1/13/2015	41,869	41,771	—	—	98	—	—	41,869
2015 Totals	171		$1,606,509	$1,517,196	$—	$15,610	$(68,696)	$142,399	2,043,613	$1,607,979

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

(1)
On November 17, 2016, the Company acquired 11 stores from its ESS WCOT LLC joint venture ("WCOT") in a step acquisition. These stores are located in California, Georgia, Maryland, New Mexico, Tennessee and Virginia. The Company owns 5.0% of WCOT, with the other 95.0% owned by affiliates of Prudential Global Investment Management ("Prudential"). WCOT created a new subsidiary, Extra Space Properties 132 LLC ("ESP 132") and transferred 11 stores into ESP 132. WCOT then distributed ESP 132 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $68,814. Immediately after the distribution, the Company acquired Prudential's 95.0% interest in ESP 132 for $153,304, resulting in 100% ownership of ESP 132 and the related 11 stores. Based on the purchase price of Prudential's share of ESP 132, the Company determined that the fair value of its investment in ESP 132 immediately prior to the acquisition of Prudential's share was $8,119, and the Company recorded a gain of $4,651 as a result of remeasuring to fair value its existing equity interest in ESP 132. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $161,072, which includes total cash paid, the investment in ESP 132, and the step acquisition gain, less net assets acquired.

(2)
On September 16, 2016, the Company acquired 23 stores from its ESS PRISA II LLC joint venture ("PRISA II") in a step acquisition. These stores are located in Arizona, California, Connecticut, Florida, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, New Mexico, Ohio, Tennessee and Virginia. The Company owned 4.4% of PRISA II, with the other 95.6% owned by affiliates of Prudential. PRISA II created a new subsidiary, Extra Space Properties 131 LLC ("ESP 131"), and transferred 23 stores into ESP 131. PRISA II then distributed ESP 131 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $4,326. Immediately after the distribution, the Company acquired Prudential's 95.6% interest in ESP 131 for $238,679, resulting in 100% ownership of ESP 131 and the related 23 stores. Based on the purchase price of Prudential's share of ESP 131, the Company determined that the fair value of its investment in ESP 131 immediately prior to the acquisition of Prudential's share was $10,988, and the Company recorded a gain of $6,778 as a result of re-measuring to fair value its existing equity interest in ESP 131. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $248,530, which includes total cash paid, the investment in ESP 131, and the step acquisition gain, less net assets acquired. Subsequent to these transactions, PRISA II owned 42 stores. The Company sold its 4.4% interest in PRISA II to Prudential immediately following these transactions, as disclosed in Note 5.

(3)
On February 2, 2016, the Company acquired six stores from its VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. These stores are located in Florida, Maryland, Nevada, New York, and Tennessee. The Company owns 45.0% of VRS, with the other 55.0% owned by affiliates of Prudential. VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $17,261. Immediately after the distribution, the Company acquired Prudential’s 55.0% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, the Company determined that the fair value of its investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and the Company recorded a gain of $26,923 as a result of re-measuring to fair value its existing equity interest in ESP 122. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests on the Company’s consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $98,082, which includes total cash paid, the investment in ESP 122, and the step acquisition gain, less net assets acquired.

(4)	This represents the acquisition of SmartStop Self Storage, Inc. (“SmartStop”). See below for more detailed information about this acquisition.

(5)
The Company determined the consideration paid for this store was below its market value, and recognized a $1,100 gain, representing the difference between the fair value of the store and the consideration paid.

(6)
This represents the acquisition of a joint venture partners’ interest in Extra Space of Sacramento One LLC (“Sacramento One”), an existing joint venture, for $1,700 in cash. The result of the acquisition is that the Company owns 100% of Sacramento One, which owned one store located in California. Prior to the acquisition date, the Company accounted for its interest in Sacramento One as an equity-method investment, and the Company also held mortgage notes receivable from Sacramento One totaling $11,009, including related interest. The total acquisition date fair value of the Company’s previous equity interest was approximately $365 and is included in consideration transfered. The Company recognized a non-cash gain of $1,629 as a result of remeasuring the fair value of its equity

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

interest held prior to the acquisition. The store is consolidated subsequent to the acquisition as the Company owns 100% of the store.

Acquisition of SmartStop
On October 1, 2015, the Company completed the acquisition of SmartStop, a public non-traded REIT (the “Transaction”), pursuant to an Agreement and Plan of Merger, dated June 15, 2015 (the “Merger Agreement”). The Company completed the Transaction as part of its strategy to acquire stores and portfolios of stores that can increase stockholder value. Under the terms of the Merger Agreement, SmartStop shareholders received $13.75 per share in cash, which represented a total purchase price of approximately $1,391,272.
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
As part of this acquisition, the Company recorded an expense of $38,360 related to defeasance costs and prepayment penalties incurred related to the repayment of SmartStop’s existing debt as of the acquisition date. The Company incurred $8,053 of professional fees/closing costs, $6,338 of severance-related costs, and $1,327 of other payroll-related costs for a total of $54,078 that was paid at closing. Another $9,043 of other acquisition related costs were incurred that were not paid in connection with the closing for a total of $63,121.

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
The Company agreed to loan Strategic 1031 $84,331 to finance the purchase of the Excluded Assets. The loans are secured by an interest in the Excluded Assets and accrue interest at 7.0% per annum until February 1, 2017, when the interest

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

rate increases to 9.0%. The loans are due May 30, 2018. As of December 31, 2016, the remaining principal balance was $52,201. These loans receivable are included in Other assets on the Company’s consolidated balance sheets.
Pro Forma Information
During the year ended December 31, 2016, the Company acquired 99 operating stores. The following pro forma financial information includes 66 of the 99 operating stores acquired. 33 stores were excluded as it was impractical to obtain the historical information from the previous owners and in total they represent and immaterial amount of total revenues. The following pro forma financial information is based on the combined historical financial statements of the Company and 66 of the stores acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2015 (unaudited):

	For the Year Ended December 31,
	2016	2015
	Pro Forma	Pro Forma
Total revenues	$1,025,639	$831,730
Net income attributable to common stockholders	$381,883	$212,313

The following table summarizes the revenues and earnings related to the 99 stores acquired during 2016 since their acquisition dates, which are included in the Company’s consolidated statements of operations for the year ended December 31, 2016:

Year Ended December 31, 2016
Total revenues	$44,712
Net income attributable to common stockholders	$12,560
Store Disposals

On July 26, 2016, the Company completed the sale of an operating store located in Indiana that had been classified as held for sale for $4,447 in cash. The Company recognized no gain or loss related to this disposition.

On April 20, 2016, the Company completed the sale of seven operating stores located in Ohio and Indiana that had been classified as held for sale for $17,555 in cash. The Company recognized a gain of $11,265 related to this disposition, which is included in gain (loss) on real estate transactions, earnout from prior acquisitions, and sale of other assets on the Company's consolidated statements of operations.

On April 1, 2016, the Company disposed of a single store in Texas in exchange for 85,452 of the Company's OP Units valued at $7,689. The Operating Partnership canceled the OP Units received in this disposition. The Company recognized a gain of $93 related to this disposition, which is included in gain (loss) on real estate transactions, earnout from prior acquisitions, and sale of other assets on the Company's consolidated statements of operations.

Losses on Earnouts from Prior Acquisitions
On December 2014, the Company acquired a portfolio of five stores located in New Jersey and Virginia. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, the Company recorded an estimated liability related to this earnout provision. The operating income of these stores during the earnout period has been higher than expected, resulting in an increase in the estimate of the amount due to the sellers of $4,284, which was recorded as a loss and included in gain (loss) on real estate transactions, earnout from prior acquisition and sale of other assets on the Company's consolidated statements of operations for the year ended December 31, 2016.
During 2011, the Company acquired a store located in Florida. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

the Company believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the stores was trending significantly higher than expected, the Company estimated that an additional earnout payment of $2,500 would be due to the seller as of December 31, 2014. This amount is included in gain (loss) on real estate transactions, earnout from prior acquisitions and sale of other assets on the Company’s consolidated statements of operations for the year ended December 31, 2014. During the year ended December 31, 2015, the Company recorded a gain of $400 to adjust the existing liability to the actual amount owed to the sellers as of June 30, 2015. This gain is included in gain (loss) on real estate transactions, earnout from prior acquisition and sale of other assets on the Company’s consolidated statements of operations for the year ended December 31, 2015.
During 2012, the Company acquired a portfolio of ten stores located in New Jersey and New York. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net rental income two years after the acquisition date. At the acquisition date, the Company believed that it was unlikely that any significant payment would be made as a result of this earnout provision. The rental growth of the stores was significantly higher than expected, resulting in a payment to the sellers of $7,785. This amount is included in gain (loss) on real estate transactions, earnout from prior acquisition and sale of other assets on the Company’s consolidated statements of operations for the year ended December 31, 2014.
During 2011, the Company acquired a store located in Florida. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and the Company believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the stores was trending significantly higher than expected, the Company estimated that an additional earnout payment of $2,500 would be due to the seller as of December 31, 2014. This amount is included in gain (loss) on real estate transactions, earnout from prior acquisitions and sale of other assets on the Company’s consolidated statements of operations for the year ended December 31, 2014. During the year ended December 31, 2015, the Company recorded a gain of $400 to adjust the existing liability to the actual amount owed to the sellers as of June 30, 2015. This gain is included in gain (loss) on real estate transactions, earnout from prior acquisition and sale of other assets on the Company’s consolidated statements of operations for the year ended December 31, 2015.
5.     INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES
Investments in unconsolidated real estate ventures consist of the following:

	Equity Ownership %	Excess Profit Participation %	December 31,
			2016	2015
VRS Self Storage LLC ("VRS")	45%	54%	$20,433	$39,091
PR EXR Self Storage, LLC ("PREXR")	25%	40%	12,430	—
Storage Portfolio I LLC ("SP I")	25%	25-40%	11,782	11,813
PRISA Self Storage LLC ("PRISA")	4%	4%	10,152	10,309
Extra Space West Two LLC ("ESW II")	5%	40%	4,048	4,122
Clarendon Storage Associates Limited Partnership ("Clarendon")	50%	50%	3,111	3,131
Extra Space of Santa Monica LLC ("ESSM")	48%	48%	1,202	1,200
WCOT Self Storage LLC ("WCOT")	5%	20%	160	3,783
PRISA II Self Storage LLC ("PRISA II")	—%	—%	—	8,323
Extra Space West One LLC ("ESW")	5%	40%	(546)	(405)
Extra Space Northern Properties Six LLC ("ESNPS")	10%	35%	(905)	(470)
Other minority owned properties	10-50%	19-50%	17,703	6,148
			79,570	87,045
Investments in Strategic Storage Growth Trust "SSGT"			—	15,962
Total			$79,570	$103,007

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In accordance with ASC 810, the Company reviews all of its joint venture relationships quarterly to ensure that there are no entities that require consolidation. As of December 31, 2016, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.
The Company has entered into several new real estate ventures. The Company accounts for its investment in the following ventures under the equity method of accounting. Information about these real estate ventures is summarized as follows:

Joint venture	Date of initial contribution	Initial Investment	Equity Ownership %	Number of operating stores owned
BH Ridgelake LLC	12/21/2016	$1,301	20.0%	1
ESS-GS Portland & Broadway LLC	10/19/2016	1,250	25.0%	1
ESS-GS Vancouver-139th LLC	9/14/2016	806	25.0%	1
ESS-H Elmont Associates LLC	8/16/2016	4,712	50.0%	1
ESS-GS Hillsboro-73rd LLC	7/8/2016	376	25.0%	1
BH Storage Columbia LLC	5/20/2016	1,034	20.0%	1
PR EXR Self-Storage, LLC	4/8/2016	12,114	25.0%	1
ESS-H Baychester Investments LLC	3/31/2016	4,794	44.4%	1
ESS-H Bloomfield Investment LLC	12/30/2015	2,885	50.0%	1

On September 16, 2016, subsequent to its acquisition of 23 properties as outlined in Note 4, the Company sold its 4.42% interest in PRISA II to Prudential for $34,758 in cash. The carrying value of the Company's investment prior to the acquisition was $3,912, and the Company recorded a gain on the sale of $30,846. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's consolidated statements of operations.

On April 25, 2016, the Company and Prudential entered into the “Second Amendment to Amended and Restated Operating Agreement of ESS PRISA LLC” and the “First Amendment to Amended and Restated Operating Agreement of ESS PRISA II LLC” (the “Amendments”). The Amendments are deemed effective as of April 1, 2016. Under the Amendments, the Company gave up any future rights to receive distributions from these joint ventures at the higher “excess profit participation” percentage of 17.0% in exchange for a higher equity ownership percentage. The Company’s equity ownership in ESS PRISA LLC increased from 2.0% to 4.0%, and the Company’s equity ownership in ESS PRISA II LLC increased from 2.0% to 4.4%. The Company continues to account for its investment in PRISA under the equity method of accounting. The Company subsequently sold its interest in PRISA II as noted above.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Equity in earnings of unconsolidated real estate ventures consists of the following:

	For the Year Ended December 31,
	2016	2015	2014
Equity in earnings of VRS	$2,919	$4,041	$3,510
Equity in earnings of PREXR	(172)	—	—
Equity in earnings of SP I	2,380	1,951	1,541
Equity in earnings of PRISA	1,912	1,013	929
Equity in earnings of ESW II	174	145	102
Equity in earnings of Clarendon	620	581	551
Equity in earnings of ESSM	596	493	424
Equity in earnings of WCOT	614	569	498
Equity in earnings of PRISA II	1,016	793	764
Equity in earnings of ESW	2,269	1,875	1,571
Equity in earnings of ESNPS	823	633	513
Equity in earnings of other minority owned properties	(256)	257	138
	$12,895	$12,351	$10,541
Equity in earnings of ESW II, SP I and VRS includes the amortization of the Company’s excess purchase price of $26,806 of these equity investments over its original basis. The excess basis is amortized over 40 years.

Information (unaudited) related to the real estate ventures’ debt at December 31, 2016, is presented below:

	Loan Amount	Current Interest Rate	Debt Maturity
VRS - Swapped to fixed	$52,100	3.19%	June 2020
PREXR	—	—%	Unleveraged
SP I - Fixed	86,285	4.66%	April 2018
PRISA	—	—%	Unleveraged
ESW II - Swapped to fixed	18,072	3.57%	February 2019
Clarendon - Swapped to fixed	7,596	5.93%	September 2018
ESSM - Variable	13,374	2.52%	May 2021
WCOT - Swapped to fixed	87,500	3.34%	August 2019
ESW - Variable	17,150	2.02%	August 2020
ESNPS - Variable	35,500	2.12%	July 2025
Other minority owned properties	67,087	Various	Various

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Combined, condensed unaudited financial information of VRS, PREXR, SP I, PRISA, ESW II, PRISA II, WCOT, ESW and ESNPS as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, follows:

	December 31,
	2016	2015
Balance Sheets:
Assets:
Net real estate assets	$906,637	$1,389,974
Other	34,116	33,703
	$940,753	$1,423,677
Liabilities and members' equity:
Notes payable	$296,607	$299,730
Other liabilities	19,878	25,715
Members' equity	624,268	1,098,232
	$940,753	$1,423,677

	For the Year Ended December 31,
	2016	2015	2014
Statements of Income:
Rents and other income	$269,858	$286,857	$273,231
Expenses	(143,805)	(155,851)	(153,973)
Gain on sale of real estate	—	60,495	—
Net income	$126,053	$191,501	$119,258
In March 2015, PRISA II sold a single store located in New York and recorded a gain of $60,495.
The Company had no consolidated VIEs for the years ended December 31, 2016 or 2015.
6.     NOTES PAYABLE AND REVOLVING LINES OF CREDIT
The components of notes payable are summarized as follows:

Notes Payable	December 31, 2016	December 31, 2015	Fixed Rate	Variable Rate	Basis Rate	Maturity Dates
Secured fixed rate notes payable (1)	$2,297,968	$1,613,490	2.8 - 6.1%			March 2017 - September 2026
Secured variable rate notes payable (1)	642,970	1,094,985		2.4 - 2.8%	Libor plus 1.6 - 2.0%	January 2017 - October 2023
Unsecured fixed rate notes payable	—	73,825	3.1%			March 2020
Unsecured variable rate notes payable	300,000	—		2.1%	Libor plus 1.4%	October 2021 - October 2023
Total	3,240,938	2,782,300
Plus: Premium on notes payable	—	872
Less: unamortized debt issuance costs	(27,350)	(24,605)
Total	$3,213,588	$2,758,567

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

On October 14, 2016, the Company entered into a credit agreement (the “Credit Agreement”) which provides for aggregate borrowings of up to $1.15 billion, consisting of a senior unsecured four-year revolving credit facility of $500 million (the “Revolving Credit Facility”), a senior unsecured five-year term loan of up to $430 million (the “Five-Year Term Loan Facility”) and a senior unsecured seven-year term loan of up to $220 million (the “Seven-Year Term Loan Facility” and, together with the Revolving Credit Facility and the Five-Year Term Loan Facility, the “Credit Facility”). The Company may request an increase in the amount of the commitments under the Credit Facility up to an aggregate of $1.5 billion, and extend the term of the Revolving Credit Facility for up to two additional periods of six months each, after satisfying certain conditions. The latest date by which capacity may be drawn on The Five-Year Term Loan Facility and Seven-Year Term Loan Facility are October 13, 2017 and April 4, 2017, respectively. Costs incurred in connection with the Credit Facility were approximately $8,000. These costs are being amortized as an adjustment to interest expense over the terms of each loan.

Amounts outstanding under the Credit Facility bear interest at floating rates, at the Company’s option, equal to either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the Eurodollar rate plus 1.00%. The applicable Eurodollar rate margin will range from 1.35% to 2.50% per annum and the applicable base rate margin will range from 0.35% to 1.50% per annum, in each case depending on the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement, and the type of loan. If the Operating Partnership obtains a specified investment grade rating from two or more specified credit rating agencies, and elects to use the alternative rates based on the Company’s debt rating, the applicable Eurodollar rate margin will range from 0.85% to 2.45% per annum and the applicable base rate margin will range from 0.00% to 1.45% per annum, in each case depending on the rating achieved and the type of loan.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company.

 As of December 31, 2016, the Company was in compliance with all of its financial covenants.

The following table summarizes the scheduled maturities of notes payable at December 31, 2016:

2017	$311,075
2018	356,018
2019	514,121
2020	831,289
2021	664,064
Thereafter	564,371
$3,240,938
Real estate assets are pledged as collateral for the secured loans. Of the Company’s $3,240,938 principal amount in notes payable outstanding at December 31, 2016, $2,660,814 were recourse due to guarantees or other security provisions. The Company is subject to certain restrictive covenants relating to the outstanding notes payable. The Company was in compliance with all financial covenants at December 31, 2016.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2016
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$3,000	$100,000	2.4%	6/4/2010	6/30/2018	LIBOR plus 1.7%
Credit Line 2 (3)(4)	362,000	500,000	2.2%	10/14/2016	10/14/2020	LIBOR plus 1.4%
	$365,000	$600,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. One two-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2016. Rate is subject to change based on our consolidated leverage ratio.

7.     DERIVATIVES
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2016, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2017, the Company estimates that an additional $9,244 will be reclassified as an increase to interest expense.
The following table summarizes the terms of the Company’s 31 derivative financial instruments, which have a total combined notional amount of $2,109,486 as of December 31, 2016:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,873 - $267,431	0.84% - 3.84%	10/3/2011 - 10/3/2016	9/20/2018 - 2/1/2024

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset (Liability) Derivatives
	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:	Fair Value
Other assets	$23,844	$4,996
Other liabilities	$(2,447)	$(6,991)
Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Year Ended December 31,
Type	2016	2015		2016	2015	2014
Swap Agreements	$6,388	$(17,669)	Interest expense	$(18,800)	$(12,487)	$(8,780)
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
As of December 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,836. As of December 31, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2016, it could have been required to cash settle its obligations under these agreements at their termination value of $2,836.
8.     NOTES PAYABLE TO TRUSTS
During July 2005, ESS Statutory Trust III (the “Trust III”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40,000 of preferred securities which mature on July 31, 2035. In addition, the Trust III issued 1,238 of Trust common securities to the Operating Partnership for a purchase price of $1,238. On July 27, 2005, the proceeds from the sale of the preferred and common securities of $41,238 were loaned in the form of a note to the Operating Partnership (“Note 3”). Note 3 had a fixed rate of 6.91% through July 31, 2010, and then was payable at a variable rate equal to the three month LIBOR plus 2.4% per annum. Effective July 11, 2011, the Trust III entered into an interest rate swap that fixes the interest rate to be paid at 5.0% per annum and matures July 11, 2018. The interest on Note 3, payable quarterly, will be used by the Trust III to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by the Trust III with no prepayment premium on July 27, 2010.
During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company, issued an aggregate of $41,000 of preferred securities which mature on June 30, 2035. In addition, the Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1,269. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42,269

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

were loaned in the form of a note to the Operating Partnership (“Note 2”). Note 2 had a fixed rate of 6.7% through June 30, 2010, and then was payable at a variable rate equal to the three month LIBOR plus 2.4% per annum. Effective July 11, 2011, the Trust II entered into an interest rate swap that fixes the interest rate to be paid at 5.0% per annum and matures July 11, 2018. The interest on Note 2, payable quarterly, will be used by the Trust II to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by the Trust II with no prepayment premium on June 30, 2010.
During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, the Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083 were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three month LIBOR plus 2.3% per annum. Effective June 30, 2010, the Trust entered into an interest rate swap that fixes the interest rate to be paid at 5.1% per annum and matures on June 30, 2018. The interest on the Note, payable quarterly, will be used by the Trust to pay dividends on the trust preferred securities. The trust preferred securities are redeemable by the Trust with no prepayment premium.
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
The notes payable to trusts are presented net of unamortized deferred financing costs of $2,269 and $2,399 as of December 31, 2016 and 2015, respectively.

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the Trusts to the maximum exposure to loss the Company is subject to related to the Trusts as of December 31, 2016:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	119,590	3,590	116,000	—
Unamortized debt issuance costs	(2,269)
	$117,321	$3,590	$116,000	$—

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

9.     EXCHANGEABLE SENIOR NOTES
In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of December 31, 2016 was approximately 10.56 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.
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
On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of December 31, 2016 was approximately 18.49 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended December 31, 2016. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending March 31, 2017. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended December 31, 2016.
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
GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the 2013 Notes and 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the consolidated balance sheets, and

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

the value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discounts are being amortized as interest expense over the remaining period of the debt through its first redemption date, July 1, 2018 for the 2013 Notes and October 1, 2020 for the 2015 Notes. The effective interest rate on the liability components of both the 2013 Notes and the 2015 Notes is 4.0%, which approximates the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.
Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount were as follows for the periods indicated:

	December 31, 2016	December 31, 2015
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$63,170	$85,364
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(1,187)	(2,605)
Unamortized discount - equity component - 2015 Notes	(17,355)	(21,565)
Unamortized cash discount - 2013 Notes	(281)	(633)
Unamortized debt issuance costs	(9,033)	(11,698)
Net carrying amount of liability components	$610,314	$623,863

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the 2013 Notes and 2015 Notes was as follows for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Contractual interest	$19,483	$9,939	$5,936
Amortization of discount	4,980	3,310	2,683
Total interest expense recognized	$24,463	$13,249	$8,619
Repurchase of 2013 Notes
During April 2016, the Company repurchased a total principal amount of $2,555 of the 2013 Notes. The Company paid cash for the principal amount and issued a total of 18,031 shares of common stock valued at $1,686 for the exchange value in excess of the principal amount.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

	February 2016	April 2016	September 2015
Principal amount repurchased	$19,639	$2,555	$164,636
Amount allocated to:
Extinguishment of liability component	$18,887	$2,476	$157,100
Reacquisition of equity component	12,132	1,766	70,112
Total consideration paid for repurchase	$31,019	$4,242	$227,212
Exchangeable senior notes repurchased	$19,639	$2,555	$164,636
Extinguishment of liability component	(18,887)	(2,476)	(157,100)
Discount on exchangeable senior notes	(716)	(72)	(6,931)
Related debt issuance costs	(36)	(7)	(605)
Gain/(loss) on repurchase	$—	$—	$—
10.         OTHER LIABILITIES
The components of other liabilities are summarized as follows:

	December 31, 2016	December 31, 2015
Deferred rental income	$43,923	$35,904
Fair value of interest rate swaps	2,447	6,991
Income taxes payable	1,695	2,223
Deferred tax liability	9,838	10,728
Earnout provisions on acquisitions	5,184	5,510
Unpaid claims liability	10,134	11,313
Other miscellaneous liabilities	14,448	7,820
	$87,669	$80,489
Included in the unpaid claims liability are claims related to the Company’s tenant reinsurance program. For the years ended December 31, 2016, 2015 and 2014, the number of claims made were 4,055, 3,959 and 2,942, respectively. The following table presents information on the portion of the Company’s unpaid claims liability that relates to tenant insurance for the periods indicated:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2016	2015	2014
Unpaid claims liability at beginning of year	$3,908	$3,121	$2,112
Claims and claim adjustment expense for claims incurred in the current year	7,250	6,421	5,126
Claims and claim adjustment expense (benefit) for claims incurred in the prior years	87	—	(345)
Payments for current year claims	(5,423)	(4,283)	(2,954)
Payments for prior year claims	(1,926)	(1,351)	(818)
Unpaid claims liability at the end of the year	$3,896	$3,908	$3,121
11.     RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS
The Company provides management services to certain joint ventures, third parties and other related party stores. Management agreements provide generally for management fees of 6.0% of cash collected from total revenues for the management of operations at the stores. In addition, the Company receives an asset management fee equal to 0.5% multiplied by the total asset value of the stores owned by the SPI joint venture, provided certain requirements are met.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Management fee revenues for related party and affiliated real estate joint ventures and other income are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2016	2015	2014
VRS	Affiliated real estate joint ventures	$1,053	$1,398	$1,326
PREXR	Affiliated real estate joint ventures	20	—	—
SP I	Affiliated real estate joint ventures	2,160	2,075	1,999
PRISA	Affiliated real estate joint ventures	6,117	5,809	5,466
ESW II	Affiliated real estate joint ventures	482	452	410
ESSM	Affiliated real estate joint ventures	162	152	132
WCOT	Affiliated real estate joint ventures	1,819	1,799	1,680
PRISA II	Affiliated real estate joint ventures	3,469	4,703	4,635
ESW	Affiliated real estate joint ventures	555	515	480
ESNPS	Affiliated real estate joint ventures	620	584	550
HSRE-ESP IA, LLC ("HSRE")	Affiliated real estate joint ventures	—	—	1,201
Other	Franchisees, third parties and other	23,385	16,674	10,336
		$39,842	$34,161	$28,215

Receivables from related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2016	December 31, 2015
Mortgage notes receivable	$15,860	$—
Other receivables from stores	751	2,205
	$16,611	$2,205
Mortgage notes receivable consist of short-term mortgage notes to joint ventures and one three-year revolving line of credit to a joint venture. These short-term mortgage notes have a maturity of less than a year and the Company believes they are fully collectible. Other receivables from stores consist of amounts due for management fees, asset management fees and expenses paid on behalf of the stores that the Company manages. The Company believes that all of these related party and affiliated real estate joint venture receivables are fully collectible. The Company does not have any payables to related parties at December 31, 2016, or 2015.
The Company has entered into an annual aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, who was the Company's Chief Executive Officer through December 31, 2016 and continues to serve as a member of the Company's Board of Directors. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2016, 2015 and 2014, the Company paid SpenAero $1,180, $1,163 and $1,059, respectively. The services that the Company receives from SpenAero are similar in nature and comparable in price to those that are provided to other outside third parties.
12.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2016, 125,881,460 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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

During July 2016, the Company sold 550,000 shares of common stock under the current “at the market” equity program at an average sales price of $92.04 per share, resulting in net proceeds of $50,062. At December 31, 2016, the Company had $349,375 available for issuance under the existing equity distribution agreements.

From January 1, 2016, through May 6, 2016, the Company sold 831,300 shares of common stock under the previous “at the market” equity program at an average sales price of $89.66 per share, resulting in net proceeds of $73,360.

During September 2015, the Company sold 410,000 shares of common stock under the previous “at the market” equity program at an average sales price of $75.17 per share, resulting in net proceeds of $30,266.

On June 22, 2015, the Company issued and sold 6,325,000 shares of its common stock in a public offering at a price of $68.15 per share. The Company received gross proceeds of $431,049. The underwriting discount and transaction costs were $14,438, resulting in net proceeds of $416,611.
13.     NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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
Series C Convertible Redeemable Preferred Units
On November 19, 2013, the Operating Partnership entered into Contribution Agreements with various entities affiliated with Grupe, under which the Company agreed to acquire twelve stores, all of which are located in California. The Company completed the purchase of these stores between December 2013 and May 2014. The Company previously held a 35% interest in five of these stores and a 40% interest in one store all through six separate joint ventures with Grupe. These stores were acquired in exchange for a total of approximately $45,722 of cash, the assumption of $37,532 in existing debt, and the issuance of 704,016 Series C Units valued at $30,960.
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
Series D Redeemable Preferred Units

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

On November 8, 2016, the Operating Partnership completed the acquisition of a store located in Illinois. This store was acquired in exchange for 486,244 Series D-4 Preferred Units ("D-4 Units") valued at $12,156.
On May 21, 2016, the Operating Partnership completed the acquisition of four stores located in Illinois. These stores were acquired in exchange for 2,201,467 Series D-3 Preferred Units ("D-3 Units") valued at $55,037.
In December 2014, the Operating Partnership completed the acquisition of a store located in Florida. This store was acquired in exchange for $5,621 in cash and 548,390 Series D-1 Preferred Units ("D-1 Units," and together with the D-4 Units and D-3 Units, "Series D Units") valued at $13,710.
The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interest of the Operating Partnership with respect to distributions and liquidation.

The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $80,903. Holders of the Series D Units receive distributions at an annual rate between 3.5% and 5.0%. These distributions are cumulative. The Series D Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, the D-3 Units are exchangeable for common OP Units until the tenth anniversary of the date of issuance. The D-1 Units and D-4 Units are not exchangeable for common OP Units.
14.     NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP
The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 91.2% majority ownership interest therein as of December 31, 2016. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 8.8% are held by certain former owners of assets acquired by the Operating Partnership.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership units in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, at its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten-day average closing stock price at December 31, 2016, was $74.87 and there were 5,608,038 OP Units outstanding.
Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2016 and the Company elected to pay the OP Unit holders cash, the Company would have paid $419,874 in cash consideration to redeem the units.
During the years ended December 31, 2016, 2015, and 2014, a total of 23,850 OP Units, 787,850 OP Units, and 18,859 OP Units, respectively, were redeemed in exchange for the Company’s common stock.
During November 2016, 6,760 OP Units were redeemed for $506 in cash.
On November 2, 2016, the Company purchased one store located in Maryland. As part of the consideration for this acquisition, 77,575 OP units were issued with a total value of $5,842.
On June 30, 2016, the Company purchased one store located in Georgia. As part of the consideration for this acquisition, 13,764 OP Units were issued with a total value of $1,200.
On May 31, 2016, the Company purchased 50% undivided interest in vacant land in California. As part of the consideration for this acquisition, 2,230 OP Units were issued with a total value of $205.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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
15.     OTHER NONCONTROLLING INTERESTS
Other noncontrolling interests represent the ownership interest of a third party in one consolidated joint venture as of December 31, 2016. This joint venture owns an operating store in Texas. The voting interest of the third-party owner is 20.0%. Other noncontrolling interests are included in the stockholders’ equity section of the Company’s consolidated balance sheets. The income or losses attributable to this third-party owner based on its ownership percentage are reflected in net income allocated to Operating Partnership and other noncontrolling interests in the consolidated statements of operations.
On August 1, 2016, the Company purchased its joint venture partner's remaining 3.3% interest in an existing joint venture in exchange for 8,889 OP Units, valued at $800. This joint venture owned one store located in California, and as a result of this purchase, this store became wholly-owned by the Company. Prior to this acquisition, the partner's interest was reported in other noncontrolling interests. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.
On June 11, 2015, the Company purchased its joint venture partner’s remaining 1% interest in the HSRE joint venture for $1,267. The joint venture owned 19 properties in California, Florida, Nevada, Ohio, Pennsylvania, Tennessee, Texas and Virginia, and as a result of this purchase, these properties became wholly-owned by the Company. Prior to this acquisition, the partner’s interest was reported in other noncontrolling interests. Since the Company retained its controlling interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.

16.     STOCK-BASED COMPENSATION
As of December 31, 2016, 1,934,735 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

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
Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2016
Outstanding at December 31, 2013	754,624	$15.01
Granted	31,000	47.50
Exercised	(211,747)	14.85
Forfeited	(5,150)	28.28
Outstanding at December 31, 2014	568,727	$16.62
Granted	89,575	69.93
Exercised	(79,974)	18.79
Forfeited	(5,699)	39.83
Outstanding at December 31, 2015	572,629	$24.42
Granted	35,800	85.99
Exercised	(97,855)	14.75
Forfeited	—	—
Outstanding at December 31, 2016	510,574	$30.60	4.78	$24,129
Vested and Expected to Vest	494,881	$29.20	4.65	$24,038
Ending Exercisable	384,810	$17.82	3.62	$22,865
The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The weighted average fair value of stock options granted in 2016, 2015 and 2014, was $20.30, $16.89 and $12.03, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Year Ended December 31,
	2016	2015	2014
Expected volatility	37.0%	38.0%	40.0%
Dividend yield	3.6%	3.6%	3.8%
Risk-free interest rate	1.3%	1.5%	1.5%
Average expected term (years)	5	5	5
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 5.0% of unvested options outstanding as of December 31, 2016, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.
A summary of stock options outstanding and exercisable as of December 31, 2016, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22 - $6.22	157,750	2.13	$6.22	157,750	$6.22
$11.59 - $11.59	28,080	3.13	11.59	28,080	11.59
$12.21 - $12.21	77,400	3.18	12.21	77,400	12.21
$19.6 - $28.11	59,660	4.78	24.23	59,660	24.23
$28.79 - $38.4	37,659	6.05	37.44	27,197	37.08
$47.5 - $47.5	24,650	7.14	47.50	12,328	47.50
$65.36 - $65.36	20,395	8.15	65.36	5,100	65.36
$65.45 - $65.45	19,180	8.14	65.45	4,795	65.45
$73.52 - $73.52	50,000	8.59	73.52	12,500	73.52
$85.99 - $85.99	35,800	9.15	85.99	—	—
$6.22 - $85.99	510,574	4.78	$30.60	384,810	$17.82
The Company recorded compensation expense relating to outstanding options of $729, $510 and $456 in general and administrative expense for the years ended December 31, 2016, 2015 and 2014, respectively. Total cash received for the years ended December 31, 2016, 2015 and 2014, related to option exercises was $1,444, $1,542 and $3,095, respectively. At December 31, 2016, there was $1,442 of total unrecognized compensation expense related to non-vested stock options under the Plan. That cost is expected to be recognized over a weighted-average period of 2.30 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2016, noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors
The Company recorded $7,316, $5,545 and $4,528 of expense in general and administrative expense in its statement of operations related to outstanding shares of common stock granted to employees and directors for the years ended December 31, 2016, 2015 and 2014, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.1% of unvested awards outstanding as of December 31, 2016, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2016 there was $14,141 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.37 years.
The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2013	395,360	$26.96
Granted	117,370	49.25
Released	(197,386)	23.07
Cancelled	(23,595)	37.19
Unreleased at December 31, 2014	291,749	$37.73
Granted	174,558	69.18
Released	(129,808)	34.86
Cancelled	(18,090)	44.54
Unreleased at December 31, 2015	318,409	$55.75
Granted	119,931	87.61
Released	(128,808)	50.05
Cancelled	(9,947)	67.36
Unreleased at December 31, 2016	299,585	$70.57
17.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2016, 2015 and 2014, the Company made matching contributions to the plan of $1,944, $1,680 and $1,529, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.
18.     INCOME TAXES
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

The income tax provision for the years ended December 31, 2016, 2015 and 2014, is comprised of the following components:

	For the Year Ended December 31, 2016
	Federal	State	Total
Current expense	$14,627	$2,368	$16,995
Tax credits/true-up	(312)	—	(312)
Change in deferred benefit	(369)	(467)	(836)
Total tax expense	$13,946	$1,901	$15,847

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Year Ended December 31, 2015
	Federal	State	Total
Current expense	$3,736	$1,640	$5,376
Tax credits/true-up	274	—	274
Change in deferred benefit	7,016	(1,518)	5,498
Total tax expense	$11,026	$122	$11,148

	For the Year Ended December 31, 2014
	Federal	State	Total
Current expense	$6,020	$1,374	$7,394
Tax credits/true-up	(2,176)	—	(2,176)
Change in deferred benefit	803	1,549	2,352
Total tax expense	$4,647	$2,923	$7,570
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2016		2015		2014
Expected tax at statutory rate	$144,708	35.0%	$77,151	35.0%	$71,215	35.0%
Non-taxable REIT income	(131,112)	(31.7)%	(67,084)	(30.4)%	(64,402)	(31.7)%
State and local tax expense - net of federal benefit	2,399	0.6%	1,249	0.6%	1,109	0.6%
Change in valuation allowance	(845)	(0.2)%	(624)	(0.3)%	1,663	0.8%
Tax credits/true-up	(312)	(0.1)%	274	0.1%	(2,176)	(1.1)%
Miscellaneous	1,009	0.2%	182	0.1%	161	0.1%
Total provision	$15,847	3.8%	$11,148	5.1%	$7,570	3.7%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2016	December 31, 2015
Deferred tax liabilities:
Fixed assets	$(16,488)	$(17,360)
Other	(201)	(221)
State deferred taxes	(1,242)	(1,523)
Total deferred tax liabilities	(17,931)	(19,104)

Deferred tax assets:
Captive insurance subsidiary	413	429
Accrued liabilities	2,741	2,633
Stock compensation	1,713	1,346
Solar credit	—	2,167
Other	1,548	309
SmartStop TRS	365	1,085
State deferred taxes	6,078	6,016
Total deferred tax assets	12,858	13,985

Valuation allowance	(4,765)	(5,609)

Net deferred income tax liabilities	$(9,838)	$(10,728)
The state income tax net operating losses expire between 2017 and 2034. The valuation allowance is associated with the state income tax net operating losses. The tax years 2012 through 2015 remain open related to the state returns, and 2013 through 2015 for the federal returns.
19.     SEGMENT INFORMATION
The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is set forth below:

	December 31, 2016	December 31, 2015
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$79,570	$103,007
Total assets
Rental operations	$6,731,292	$5,674,030
Tenant reinsurance	44,524	37,696
Property management, acquisition and development	315,630	359,681
	$7,091,446	$6,071,407

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Year Ended December 31,
	2016	2015	2014
Statement of Operations
Total revenues
Rental operations	$864,742	$676,138	$559,868
Tenant reinsurance	87,291	71,971	59,072
Property management, acquisition and development	39,842	34,161	28,215
	991,875	782,270	647,155
Operating expenses, including depreciation and amortization
Rental operations	423,575	328,380	279,497
Tenant reinsurance	15,555	13,033	10,427
Property management, acquisition and development	102,907	146,201	78,763
	542,037	487,614	368,687
Income (loss) from operations
Rental operations	441,167	347,758	280,371
Tenant reinsurance	71,736	58,938	48,645
Property management, acquisition and development	(63,065)	(112,040)	(50,548)
	449,838	294,656	278,468
Gain (loss) on real estate transactions, earnout from prior acquisition and sale of other assets
Property management, acquisition and development	8,465	1,501	(10,285)

Property casualty loss, net
Rental operations	—	—	(1,724)

Interest expense
Rental operations	(129,907)	(93,711)	(80,160)
Property management, acquisition and development	(3,572)	(1,971)	(1,170)
	(133,479)	(95,682)	(81,330)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(4,980)	(3,310)	(2,683)

Interest income
Property management, acquisition and development	6,148	3,461	1,607

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	4,850	4,850	4,850

Equity in earnings of unconsolidated real estate ventures
Rental operations	12,895	12,351	10,541

Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners' interests
Property management, acquisition and development	69,199	2,857	4,022

Income tax (expense) benefit
Rental operations	(2,320)	(1,729)	(1,157)

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Tenant reinsurance	(12,610)	(9,780)	(8,662)
Property management, acquisition and development	(917)	361	2,249
	(15,847)	(11,148)	(7,570)
Net income (loss)
Rental operations	321,835	264,669	207,871
Tenant reinsurance	59,138	49,173	40,000
Property management, acquisition and development	16,116	(104,306)	(51,975)
	$397,089	$209,536	$195,896
Depreciation and amortization expense
Rental operations	$173,570	$124,415	$107,081
Property management, acquisition and development	8,990	9,042	7,995
	$182,560	$133,457	$115,076
Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(1,086,523)	$(1,550,750)	$(503,538)
Development and redevelopment of real estate assets
Property management, acquisition and development	$(23,279)	$(26,931)	$(23,528)

20.     COMMITMENTS AND CONTINGENCIES
The Company has operating leases on its corporate offices and owns 22 stores that are subject to leases. At December 31, 2016, future minimum rental payments under these non-cancelable operating leases were as follows (unaudited):

Less than 1 year	$6,123
Year 2	6,677
Year 3	6,124
Year 4	6,080
Year 5	5,897
Thereafter	90,025
$120,926
The monthly rental amounts for three of the ground leases include contingent rental payments based on the level of revenue achieved at the stores. The Company recorded expense of $4,578, $3,858 and $3,406 related to these ground leases in the years ended December 31, 2016, 2015 and 2014, respectively.
The Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. Therefore, any estimate(s) of loss disclosed below represents what management believes to be an estimate of loss only for certain matters meeting these criteria and does not represent the Company's maximum loss exposure. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.
The Company currently has several legal proceedings pending against it that include causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of these litigation matters, the Company has a liability of $5,600 as of December 31, 2016, which is included in other liabilities on the consolidated balance sheets.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of December 31, 2016, the Company was under contract to acquire four operating stores and 12 stores to be acquired upon the completion of construction. The total purchase price of all stores with commitments was $183,581. Of these stores, seven are scheduled to close in 2017. The remaining stores will close upon completion of construction, expected to occur on various dates in 2018 and 2019. Additionally, the Company is under contract to acquire 16 stores with joint venture partners, for a net investment of $74,708. Eight of these stores are scheduled to close in 2017 while the remaining eight stores are expected to close in 2018.
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
21.     SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$229,403	$244,273	$257,183	$261,016
Cost of operations	135,775	133,971	134,459	137,832
Revenues less cost of operations	$93,628	$110,302	$122,724	$123,184
Net income	$89,407	$90,040	$127,226	$90,416
Net income attributable to common stockholders	$82,592	$83,044	$118,088	$82,403
Earnings per common share—basic	$0.66	$0.66	$0.94	$0.65
Earnings per common share—diluted	$0.66	$0.66	$0.93	$0.65
	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$173,154	$185,860	$197,497	$225,759
Cost of operations	97,718	104,253	100,193	185,450
Revenues less cost of operations	$75,436	$81,607	$97,304	$40,309
Net income	$58,636	$60,956	$78,200	$11,744
Net income attributable to common stockholders	$53,742	$55,339	$71,718	$8,675
Earnings per common share—basic	$0.46	$0.47	$0.58	$0.07
Earnings per common share—diluted	$0.46	$0.47	$0.58	$0.07
22.     SUBSEQUENT EVENTS
Subsequent to year end the Company has purchased two stores for a total of $25,500. These stores are located in Georgia and Illinois.
On February 1, 2017, the Company received a cash payment of $33,071 related to its loans receivable from Strategic 1031 leaving a remaining principal balance of $20,608.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2016			Accumulated depreciation
								Land	Building and improvements	Total
8/23/2010	Auburn / Dean Rd	AL	$4,512	$324	$1,895	$163		$325	$2,057	$2,382	$408
8/23/2010	Auburn / Opelika Rd	AL	1,751	92	138	203		92	341	433	125
7/2/2012	Birmingham / Grace Baker Rd	AL	4,424	790	9,369	160		790	9,529	10,319	1,108
3/20/2014	Birmingham / Lorna Rd	AL	7,211	2,381	11,224	108		2,381	11,332	13,713	820
10/1/2015	Daphne	AL	—	970	4,182	249		970	4,431	5,401	148
8/31/2007	Hoover	AL	3,973	1,313	2,858	744		1,313	3,602	4,915	1,275
10/1/2015	Montgomery / Carmichael Rd	AL	4,898	540	9,048	233		540	9,281	9,821	304
10/1/2015	Montgomery / Monticello Dr	AL	—	1,280	4,056	637		1,280	4,693	5,973	154
12/21/2016	Chandler / Arizona Ave	AZ	—	1,964	7,432	—		1,964	7,432	9,396	16
10/1/2015	Chandler / W Chandler Blvd	AZ	—	950	3,707	272		950	3,979	4,929	133
7/25/2013	Chandler / W Elliot Rd	AZ	4,081	547	4,213	230		547	4,443	4,990	443
4/15/2015	Glendale	AZ	—	608	8,461	249		608	8,710	9,318	400
10/1/2015	Mesa / E Guadalupe Rd	AZ	—	1,350	6,290	307		1,350	6,597	7,947	224
12/27/2012	Mesa / E Southern Ave	AZ	5,435	2,973	5,545	353		2,973	5,898	8,871	657
4/5/2016	Mesa / Greenfield Road	AZ	—	360	4,655	30		360	4,685	5,045	90
8/18/2004	Mesa / Madero Ave	AZ	—	849	2,547	347		849	2,894	3,743	977
7/2/2012	Mesa / N. Alma School Rd	AZ	—	1,129	4,402	264		1,129	4,666	5,795	548
7/25/2013	Mesa / Southern Ave	AZ	4,049	1,453	2,897	170		1,453	3,067	4,520	301
4/1/2006	Peoria / 75th Ave	AZ	4,337	652	4,105	173		652	4,278	4,930	1,228
1/31/2011	Peoria / W Beardsley Rd	AZ	—	1,060	4,731	48		1,060	4,779	5,839	751
1/2/2007	Phoenix / E Greenway Pkwy	AZ	—	669	4,135	507		668	4,643	5,311	1,283
7/1/2005	Phoenix / East Bell Rd	AZ	8,019	1,441	7,982	1,057		1,441	9,039	10,480	2,850
10/1/2015	Phoenix / Missouri Ave	AZ	—	470	1,702	582		470	2,284	2,754	82
11/30/2012	Phoenix / N 32nd St	AZ	6,984	2,257	7,820	364		2,257	8,184	10,441	892
6/30/2006	Phoenix / N Cave Creek Rd	AZ	2,814	552	3,530	288		551	3,819	4,370	1,147
10/1/2015	Phoenix / Washington	AZ	3,105	1,200	3,767	438		1,200	4,205	5,405	146
9/16/2016	Phoenix / West Peoria	AZ	—	1,545	7,135	—		1,545	7,135	8,680	61
10/1/2015	Tempe / S Priest Dr	AZ	—	850	3,283	175		850	3,458	4,308	115
10/1/2015	Tempe / W Broadway Rd	AZ	2,711	1,040	3,562	333		1,040	3,895	4,935	144
11/30/2012	Tucson / N Oracle Rd	AZ	—	1,090	7,845	134		1,090	7,979	9,069	868
4/18/2016	Tucson / N Tucson Blvd	AZ	—	786	7,233	235		786	7,468	8,254	143
6/25/2007	Alameda	CA	—	2,919	12,984	2,133		2,919	15,117	18,036	4,613
8/29/2013	Alhambra	CA	—	10,109	6,065	402		10,109	6,467	16,576	606
4/25/2014	Anaheim / Old Canal Rd	CA	10,062	2,765	12,680	189		2,765	12,869	15,634	922
8/29/2013	Anaheim / S Adams St	CA	6,966	3,593	3,330	262		3,593	3,592	7,185	358
8/29/2013	Anaheim / S State College Blvd	CA	6,365	2,519	2,886	223		2,519	3,109	5,628	312
7/1/2008	Antelope	CA	—	1,525	8,345	(251)	(a)	1,185	8,434	9,619	1,822
10/19/2011	Bellflower	CA	2,025	640	1,350	104		639	1,455	2,094	211
5/15/2007	Belmont	CA	—	3,500	7,280	131		3,500	7,411	10,911	1,800
6/25/2007	Berkeley	CA	20,351	1,716	19,602	2,107		1,715	21,710	23,425	5,762
11/17/2016	Bermuda Dunes	CA	—	2,593	15,049	—		2,593	15,049	17,642	64
10/19/2011	Bloomington / Bloomington Ave	CA	2,692	934	1,937	171		934	2,108	3,042	381
10/19/2011	Bloomington / Linden Ave	CA	—	647	1,303	202		647	1,505	2,152	266
8/29/2013	Burbank / Thornton Ave	CA	—	4,061	5,318	299		4,061	5,617	9,678	538
8/10/2000	Burbank / W Verdugo Ave	CA	18,864	3,199	5,082	2,111		3,617	6,775	10,392	2,891
4/8/2011	Burlingame	CA	5,230	2,211	5,829	151		2,211	5,980	8,191	921
3/14/2011	Carson	CA	—	—	9,709	116		—	9,825	9,825	1,474
6/25/2007	Castro Valley	CA	—	—	6,346	500		—	6,846	6,846	1,684
10/19/2011	Cerritos	CA	25,224	8,728	15,895	2,737		8,728	18,632	27,360	2,589
11/1/2013	Chatsworth	CA	11,974	9,922	7,599	559		9,922	8,158	18,080	1,558
6/1/2004	Claremont / South Mills Ave	CA	2,949	1,472	2,012	284		1,472	2,296	3,768	835
10/19/2011	Claremont / W Arrow Hwy	CA	3,325	1,375	1,434	233		1,375	1,667	3,042	264
6/25/2007	Colma	CA	23,134	3,947	22,002	2,781		3,947	24,783	28,730	6,742
9/1/2008	Compton	CA	—	1,426	7,582	188		1,426	7,770	9,196	1,645
8/29/2013	Concord	CA	5,089	3,082	2,822	328		3,082	3,150	6,232	299
9/21/2009	El Cajon	CA	—	1,100	6,380	128		1,100	6,508	7,608	1,232
6/25/2007	El Sobrante	CA	—	1,209	4,018	1,598		1,209	5,616	6,825	1,782
12/2/2013	Elk Grove / Power Inn Rd	CA	5,657	894	6,949	119		894	7,068	7,962	562
12/2/2013	Elk Grove / Stockton Blvd	CA	6,541	640	8,640	76		640	8,716	9,356	687
5/1/2010	Emeryville	CA	—	3,024	11,321	337		3,024	11,658	14,682	1,980
12/2/2013	Fair Oaks	CA	4,141	644	11,287	150		644	11,437	12,081	892
11/17/2016	Fallbrook	CA	—	1,638	7,361	—		1,638	7,361	8,999	31
10/19/2011	Fontana / Baseline Ave	CA	4,700	778	4,723	134		777	4,858	5,635	710
10/19/2011	Fontana / Foothill Blvd 1	CA	—	768	4,208	236		768	4,444	5,212	652
10/19/2011	Fontana / Foothill Blvd 2	CA	—	684	3,951	275		684	4,226	4,910	614
9/15/2002	Fontana / Valley Blvd 1	CA	2,997	961	3,846	475		1,000	4,282	5,282	1,635
10/15/2003	Fontana / Valley Blvd 2	CA	5,372	1,246	3,356	553		1,300	3,855	5,155	1,363
6/1/2004	Gardena	CA	—	3,710	6,271	2,314		4,110	8,185	12,295	2,654
10/1/2015	Gilroy	CA	8,222	1,140	14,265	295		1,140	14,560	15,700	489
6/1/2004	Glendale / San Fernando Rd 1	CA	—	—	6,084	253		—	6,337	6,337	2,152
9/21/2016	Glendale / San Fernando Rd 2	CA	—	4,416	9,672	36		4,416	9,708	14,124	83
7/2/2012	Hawaiian Gardens	CA	9,994	2,964	12,478	276		2,964	12,754	15,718	1,559
10/1/2015	Hawthorne / La Cienega Blvd	CA	12,075	2,500	18,562	289		2,500	18,851	21,351	611
6/1/2004	Hawthorne / Rosselle Ave	CA	3,681	1,532	3,871	327		1,532	4,198	5,730	1,458
6/26/2007	Hayward	CA	8,191	3,149	8,006	3,471		3,148	11,478	14,626	3,462
8/31/2016	Hemet / Acacia Ave	CA	—	301	3,609	16		301	3,625	3,926	39
7/1/2005	Hemet / S Sanderson	CA	3,085	1,146	6,369	408		1,146	6,777	7,923	2,130
10/19/2011	Hesperia	CA	—	156	430	188		156	618	774	147
7/2/2012	Hollywood	CA	—	4,555	10,590	162		4,555	10,752	15,307	1,253
8/10/2000	Inglewood	CA	5,482	1,379	3,343	975		1,530	4,167	5,697	1,922
10/19/2011	Irvine	CA	9,034	3,821	3,999	182		3,821	4,181	8,002	595
5/28/2014	La Quinta	CA	10,938	4,706	12,604	152		4,706	12,756	17,462	890
10/1/2015	Ladera Ranch	CA	—	6,440	24,500	8,705		6,440	33,205	39,645	850
10/19/2011	Lake Elsinore / Central Ave	CA	—	587	4,219	229		587	4,448	5,035	647
10/19/2011	Lake Elsinore / Collier Ave	CA	—	294	2,105	263		294	2,368	2,662	334
10/1/2015	Lake Forest	CA	18,122	15,093	18,895	273		15,090	19,171	34,261	621
10/17/2009	Lancaster / 23rd St W	CA	—	1,425	5,855	107		1,425	5,962	7,387	1,108
7/28/2006	Lancaster / West Ave J/8	CA	4,466	1,347	5,827	324		1,348	6,150	7,498	1,771
6/1/2004	Livermore	CA	—	1,134	4,615	357		1,134	4,972	6,106	1,686
10/19/2011	Long Beach / E Artesia Blvd	CA	—	1,772	2,539	430		1,772	2,969	4,741	431
10/1/2015	Long Beach / E Wardlow Rd	CA	13,274	6,340	17,050	331		6,340	17,381	23,721	563
11/1/2013	Long Beach / W Wardlow Rd	CA	6,861	5,859	4,992	54		5,859	5,046	10,905	1,054
11/17/2016	Los Alamitos	CA	—	10,107	15,874	66		10,107	15,940	26,047	68
3/23/2000	Los Angeles / Casitas Ave	CA	—	1,431	2,976	829		1,611	3,625	5,236	1,566
7/2/2012	Los Angeles / Fountain Ave	CA	—	3,099	4,889	122		3,099	5,011	8,110	601
12/31/2007	Los Angeles / La Cienega	CA	9,678	3,991	9,774	146		3,992	9,919	13,911	2,314
9/1/2008	Los Angeles / S Central Ave	CA	8,038	2,200	8,108	243		2,200	8,351	10,551	1,772
12/2/2013	Los Angeles / S Western Ave	CA	1,434	287	2,011	388		287	2,399	2,686	251
4/25/2014	Los Angeles / Slauson Ave	CA	—	2,400	8,605	340		2,401	8,944	11,345	655
7/17/2012	Los Gatos	CA	—	2,550	8,257	74		2,550	8,331	10,881	1,054
1/1/2004	Manteca	CA	4,725	848	2,543	210		848	2,753	3,601	968
11/1/2013	Marina Del Rey	CA	34,478	19,928	18,742	250		19,928	18,992	38,920	3,128
8/29/2013	Menlo Park	CA	9,371	7,675	1,812	275		7,675	2,087	9,762	216
6/1/2007	Modesto / Crows Landing	CA	3,203	909	3,043	397		909	3,440	4,349	944
8/29/2013	Modesto / Sylvan Ave	CA	4,192	1,647	4,215	211		1,647	4,426	6,073	408
7/2/2012	Moreno Valley	CA	2,011	482	3,484	188		482	3,672	4,154	423
10/1/2015	Morgan Hill	CA	7,354	1,760	11,772	247		1,760	12,019	13,779	397
11/1/2013	North Highlands	CA	3,274	799	2,801	135		799	2,936	3,735	568
8/29/2013	North Hollywood / Coldwater Canyon	CA	—	4,501	4,465	376		4,501	4,841	9,342	471
5/1/2006	North Hollywood / Van Owen	CA	6,444	3,125	9,257	327		3,125	9,584	12,709	2,622
8/29/2013	Northridge	CA	6,514	3,641	2,872	308		3,641	3,180	6,821	327
8/29/2013	Oakland / 29th Ave	CA	9,880	6,359	5,753	385		6,359	6,138	12,497	567
4/24/2000	Oakland / Fallon St	CA	—	—	3,777	1,167		—	4,944	4,944	2,207
12/2/2013	Oakland / San Leandro St	CA	7,719	1,668	7,652	338		1,668	7,990	9,658	658
7/1/2005	Oceanside / Oceanside Blvd 1	CA	—	3,241	11,361	909		3,241	12,270	15,511	3,921
12/9/2014	Oceanside / Oceanside Blvd 2	CA	5,890	4,508	4,599	52		4,508	4,651	9,159	251
11/30/2012	Orange	CA	11,856	4,847	12,341	343		4,847	12,684	17,531	1,411
12/2/2013	Oxnard	CA	8,452	5,421	6,761	342		5,421	7,103	12,524	598
8/1/2009	Pacoima	CA	2,120	3,050	7,597	218		3,050	7,815	10,865	1,471
1/1/2005	Palmdale	CA	4,453	1,225	5,379	2,405		1,225	7,784	9,009	2,367
10/19/2011	Paramount	CA	4,440	1,404	2,549	254		1,404	2,803	4,207	419
8/31/2000	Pico Rivera / Beverly Blvd	CA	—	1,150	3,450	233		1,150	3,683	4,833	1,486
9/16/2016	Pico Rivera / East Slauson Ave	CA	—	—	11,750	66		—	11,816	11,816	101
3/4/2014	Pico Rivera / San Gabriel River Pkwy	CA	4,376	2,150	4,734	47		2,150	4,781	6,931	349
10/19/2011	Placentia	CA	11,245	4,798	5,483	346		4,798	5,829	10,627	831
5/24/2007	Pleasanton	CA	7,067	1,208	4,283	640		1,208	4,923	6,131	1,401
6/1/2004	Richmond / Lakeside Dr	CA	4,716	953	4,635	1,497		953	6,132	7,085	1,913
9/26/2013	Richmond / Meeker Ave	CA	—	3,139	7,437	227		3,139	7,664	10,803	690
8/18/2004	Riverside	CA	4,674	1,075	4,042	796		1,075	4,838	5,913	1,643
12/2/2013	Rocklin	CA	6,297	1,745	8,005	88		1,745	8,093	9,838	639
11/4/2013	Rohnert Park	CA	6,289	990	8,094	186		990	8,280	9,270	676
7/1/2005	Sacramento / Auburn Blvd	CA	4,446	852	4,720	1,011		852	5,731	6,583	1,795
3/31/2015	Sacramento / B Street	CA	7,611	1,025	11,479	459		1,025	11,938	12,963	571
10/1/2010	Sacramento / Franklin Blvd	CA	3,390	1,738	5,522	306		1,844	5,722	7,566	923
12/31/2007	Sacramento / Stockton Blvd	CA	2,784	952	6,936	481		1,075	7,294	8,369	1,194
6/1/2006	San Bernardino / Sterling Ave.	CA	—	750	5,135	212		750	5,347	6,097	1,414
6/1/2004	San Bernardino / W Club Center Dr	CA	—	1,213	3,061	141		1,173	3,242	4,415	1,121
8/29/2013	San Diego / Cedar St	CA	13,188	5,919	6,729	450		5,919	7,179	13,098	673
12/11/2015	San Diego / Del Sol Blvd	CA	—	2,679	7,029	171		2,679	7,200	9,879	197
10/19/2011	San Dimas	CA	—	1,867	6,354	276		1,867	6,630	8,497	948
8/29/2013	San Francisco / Egbert Ave	CA	10,355	5,098	4,054	334		5,098	4,388	9,486	413
6/14/2007	San Francisco / Folsom	CA	17,828	8,457	9,928	1,859		8,457	11,787	20,244	3,502
10/1/2015	San Francisco / Otis Street	CA	—	5,460	18,741	340		5,460	19,081	24,541	620
7/26/2012	San Jose / Charter Park Dr	CA	4,652	2,428	2,323	288		2,428	2,611	5,039	366
9/1/2009	San Jose / N 10th St	CA	10,784	5,340	6,821	303		5,340	7,124	12,464	1,345
8/1/2007	San Leandro / Doolittle Dr	CA	14,686	4,601	9,777	3,479		4,601	13,256	17,857	3,811
10/1/2010	San Leandro / Washington Ave	CA	—	3,343	6,630	10	(f)	3,291	6,692	9,983	1,103
10/1/2015	San Lorenzo	CA	—	—	8,784	292		—	9,076	9,076	298
8/29/2013	San Ramon	CA	—	4,819	5,819	290		4,819	6,109	10,928	558
8/29/2013	Santa Ana	CA	4,075	3,485	2,382	236		3,485	2,618	6,103	272
7/30/2009	Santa Clara	CA	7,746	4,750	8,218	46		4,750	8,264	13,014	1,558
7/2/2012	Santa Cruz	CA	—	1,588	11,160	142		1,588	11,302	12,890	1,318
10/4/2007	Santa Fe Springs	CA	7,249	3,617	7,022	382		3,617	7,404	11,021	1,921
10/19/2011	Santa Maria / Farnel Rd	CA	2,872	1,556	2,740	504		1,556	3,244	4,800	515
10/19/2011	Santa Maria / Skyway Dr	CA	6,241	1,310	3,526	109		1,309	3,636	4,945	514
11/17/2016	Santa Rosa	CA	—	9,526	15,282	—		9,526	15,282	24,808	65
11/17/2016	Santee	CA	—	7,058	12,121	—		7,058	12,121	19,179	52
11/17/2016	Scotts Valley	CA	—	5,006	5,806	—		5,006	5,806	10,812	25
8/31/2004	Sherman Oaks	CA	25,176	4,051	12,152	630		4,051	12,782	16,833	4,130
8/29/2013	Stanton	CA	6,791	5,022	2,267	226		5,022	2,493	7,515	271
5/19/2002	Stockton / Jamestown	CA	2,290	649	3,272	269		649	3,541	4,190	1,374
12/2/2013	Stockton / Pacific Ave	CA	5,360	3,619	2,443	86		3,619	2,529	6,148	211
4/25/2014	Sunland	CA	—	1,688	6,381	110		1,688	6,491	8,179	465
8/29/2013	Sunnyvale	CA	—	10,732	5,004	260		10,732	5,264	15,996	492
5/2/2008	Sylmar	CA	6,111	3,058	4,671	288		3,058	4,959	8,017	1,253
2/28/2013	Thousand Oaks	CA	—	4,500	8,834	(965)	(d)	3,500	8,869	12,369	354
7/15/2003	Tracy / E 11th St 1	CA	5,115	778	2,638	828		911	3,333	4,244	1,192
4/1/2004	Tracy / E 11th St 2	CA	3,053	946	1,937	311		946	2,248	3,194	897
6/25/2007	Vallejo / Sonoma Blvd	CA	2,758	1,177	2,157	1,083		1,177	3,240	4,417	1,202
10/1/2015	Vallejo / Tennessee St	CA	8,695	2,640	13,870	352		2,640	14,222	16,862	469
8/29/2013	Van Nuys	CA	—	7,939	2,576	387		7,939	2,963	10,902	316
8/31/2004	Venice	CA	—	2,803	8,410	2	(b)	2,803	8,412	11,215	1,479
8/29/2013	Ventura	CA	—	3,453	2,837	259		3,453	3,096	6,549	315
10/19/2011	Victorville	CA	—	151	751	165		151	916	1,067	168
7/1/2005	Watsonville	CA	4,365	1,699	3,056	373		1,699	3,429	5,128	1,107
9/1/2009	West Sacramento	CA	—	2,400	7,425	151		2,400	7,576	9,976	1,441
6/19/2002	Whittier	CA	3,184	—	2,985	217		—	3,202	3,202	1,233
8/29/2013	Wilmington	CA	—	6,792	10,726	398		6,792	11,124	17,916	930
9/15/2000	Arvada	CO	1,697	286	1,521	706		286	2,227	2,513	1,179
5/25/2011	Castle Rock / Industrial Way 1	CO	—	407	3,077	295		407	3,372	3,779	534
7/23/2015	Castle Rock / Industrial Way 2	CO	—	531	—	—		531	—	531	—
4/19/2016	Colorado Springs / Arlington Dr	CO	—	2,140	5,660	385		2,140	6,045	8,185	122
6/10/2011	Colorado Springs / Austin Bluffs Pkwy	CO	—	296	4,199	349		296	4,548	4,844	739
8/31/2007	Colorado Springs / Dublin Blvd	CO	3,582	781	3,400	450		781	3,850	4,631	1,019
11/25/2008	Colorado Springs / S 8th St	CO	5,935	1,525	4,310	641		1,525	4,951	6,476	1,114
10/24/2014	Colorado Springs / Stetson Hills Blvd	CO	3,919	2,077	4,087	369		2,077	4,456	6,533	281
9/15/2000	Denver / E 40th Ave	CO	2,402	602	2,052	1,733		745	3,642	4,387	1,524
7/1/2005	Denver / W 96th Ave	CO	3,417	368	1,574	528		368	2,102	2,470	689
7/18/2012	Fort Carson	CO	—	—	6,945	125		—	7,070	7,070	835
9/1/2006	Parker	CO	6,919	800	4,549	853		800	5,402	6,202	1,701
9/15/2000	Thornton	CO	2,631	212	2,044	1,169		248	3,177	3,425	1,522
9/15/2000	Westminster	CO	1,985	291	1,586	1,343		299	2,921	3,220	1,485
3/17/2014	Bridgeport	CT	—	1,072	14,028	142		1,072	14,170	15,242	1,027
7/2/2012	Brookfield	CT	4,919	991	7,891	134		991	8,025	9,016	960
1/15/2004	Groton	CT	5,112	1,277	3,992	463		1,276	4,456	5,732	1,684
12/31/2007	Middletown	CT	2,653	932	2,810	225		932	3,035	3,967	752
11/4/2013	Newington	CT	2,282	1,363	2,978	682		1,363	3,660	5,023	335
9/16/2016	Wethersfield / Olesen Rd	CT	—	2,502	7,588	81		2,502	7,669	10,171	66
8/16/2002	Wethersfield / Silas Deane Hwy	CT	6,533	709	4,205	231		709	4,436	5,145	1,701
5/5/2016	Washington	DC	9,559	14,394	18,172	216		14,394	18,388	32,782	319

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2016			Accumulated depreciation
								Land	Building and improvements	Total
11/19/2015	Apopka / Park Ave	FL	2,742	613	5,228	277		613	5,505	6,118	170
11/19/2015	Apopka / Semoran Blvd	FL	2,742	888	5,737	439		888	6,176	7,064	190
5/2/2012	Auburndale	FL	1,218	470	1,076	155		470	1,231	1,701	182
7/15/2009	Bonita Springs	FL	—	2,198	8,215	129		2,198	8,344	10,542	1,577
12/23/2014	Bradenton	FL	3,728	1,333	3,677	565		1,333	4,242	5,575	274
11/30/2012	Brandon	FL	4,595	1,327	5,656	190		1,327	5,846	7,173	658
6/19/2008	Coral Springs	FL	5,923	3,638	6,590	462		3,638	7,052	10,690	1,664
10/1/2015	Davie	FL	7,993	4,890	11,679	474		4,890	12,153	17,043	421
1/6/2006	Deland	FL	3,087	1,318	3,971	369		1,318	4,340	5,658	1,312
11/30/2012	Fort Lauderdale / Commercial Blvd	FL	5,078	1,576	5,397	363		1,576	5,760	7,336	655
8/26/2004	Fort Lauderdale / NW 31st Ave	FL	7,246	1,587	4,205	501		1,587	4,706	6,293	1,601
5/4/2011	Fort Lauderdale / S State Rd 7	FL	—	2,750	7,002	564		2,750	7,566	10,316	1,163
8/26/2004	Fort Myers / Cypress Lake Dr	FL	5,902	1,691	4,711	572		1,691	5,283	6,974	1,733
7/1/2005	Fort Myers / San Carlos Blvd	FL	4,756	1,985	4,983	663		1,985	5,646	7,631	1,846
3/8/2005	Greenacres	FL	2,765	1,463	3,244	182		1,463	3,426	4,889	1,125
10/1/2015	Gulf Breeze / Gulf Breeze Pkwy	FL	2,900	620	2,886	247		620	3,133	3,753	107
10/1/2015	Gulf Breeze / McClure Dr	FL	6,256	660	12,590	277		660	12,867	13,527	416
1/1/2010	Hialeah / E 65th Street	FL	5,643	1,750	7,150	157		1,750	7,307	9,057	1,328
8/1/2008	Hialeah / Okeechobee Rd	FL	—	2,800	7,588	135		2,800	7,723	10,523	1,701
9/1/2010	Hialeah / W 84th St	FL	5,643	1,678	6,807	98		1,678	6,905	8,583	1,132
11/20/2007	Hollywood	FL	12,328	3,214	8,689	376		3,214	9,065	12,279	2,275
1/12/2016	Jacksonville / Girvin Rd	FL	—	841	8,102	159		841	8,261	9,102	215
10/1/2015	Jacksonville / Monument Rd	FL	5,609	490	10,708	385		490	11,093	11,583	378
10/1/2015	Jacksonville / Timuquana Rd	FL	4,600	1,000	3,744	304		1,000	4,048	5,048	146
12/28/2012	Kenneth City	FL	4,000	805	3,345	86		805	3,431	4,236	369
5/2/2012	Lakeland / Harden Blvd	FL	3,687	593	4,701	224		593	4,925	5,518	670
5/2/2012	Lakeland / South Florida Ave	FL	5,297	871	6,905	272		871	7,177	8,048	908
9/3/2014	Lakeland / US Hwy 98	FL	—	529	3,604	134		529	3,738	4,267	243
12/27/2012	Land O Lakes	FL	6,207	798	4,490	10		799	4,499	5,298	509
8/26/2004	Madeira Beach	FL	5,661	1,686	5,163	316		1,686	5,479	7,165	1,826
8/10/2000	Margate	FL	3,136	430	3,139	1,498		469	4,598	5,067	1,740
7/2/2012	Miami / Coral Way	FL	7,777	3,257	9,713	195		3,257	9,908	13,165	1,179
10/25/2011	Miami / Hammocks Blvd	FL	6,114	521	5,198	133		521	5,331	5,852	785
8/10/2000	Miami / NW 12th St	FL	7,475	1,325	4,395	2,172		1,419	6,473	7,892	2,420
7/2/2012	Miami / NW 2nd Ave	FL	8,742	1,979	6,513	201		1,979	6,714	8,693	825
9/16/2016	Miami / NW 79th Ave	FL	—	4,872	9,846	8		4,872	9,854	14,726	84
2/4/2011	Miami / SW 147th Ave	FL	—	2,375	5,543	117		2,374	5,661	8,035	818
5/31/2007	Miami / SW 186th St	FL	4,181	1,238	7,597	506		1,238	8,103	9,341	2,131
11/8/2013	Miami / SW 68th Ave	FL	9,678	3,305	11,997	68		3,305	12,065	15,370	974
8/10/2000	Miami / SW 72nd Street	FL	—	5,315	4,305	2,117		5,859	5,878	11,737	2,276
11/30/2009	Miami Gardens / 183rd Street	FL	6,564	4,798	9,475	149		4,798	9,624	14,422	1,777
2/2/2016	Miami Gardens / 2nd Ave	FL	2,633	1,052	2,716	32		1,052	2,748	3,800	65
6/18/2015	Naples / Goodlette Road	FL	13,148	—	17,220	169		—	17,389	17,389	674
11/1/2013	Naples / Old US 41	FL	6,098	1,990	4,887	644		1,990	5,531	7,521	835
11/8/2013	Naranja	FL	8,231	603	11,223	109		603	11,332	11,935	920
8/10/2000	North Lauderdale	FL	3,931	428	3,516	1,947		459	5,432	5,891	2,141
6/1/2004	North Miami	FL	8,231	1,256	6,535	659		1,256	7,194	8,450	2,562
10/1/2015	Oakland Park	FL	9,862	2,030	19,241	407		2,030	19,648	21,678	658
3/8/2005	Ocoee	FL	3,000	872	3,642	529		872	4,171	5,043	1,337
11/19/2015	Orlando / Hoffner Ave	FL	2,793	512	6,697	328		512	7,025	7,537	214
3/8/2005	Orlando / Hunters Creek	FL	9,563	2,233	9,223	679		2,233	9,902	12,135	3,159
8/26/2004	Orlando / LB McLeod Rd	FL	8,284	1,216	5,008	528		1,216	5,536	6,752	1,903
6/17/2015	Orlando / Lee Rd	FL	3,979	535	5,364	21		535	5,385	5,920	203
3/8/2005	Orlando / Metrowest	FL	5,600	1,474	6,101	323		1,474	6,424	7,898	2,077
7/15/2010	Orlando / Orange Blossom Trail	FL	2,632	625	2,133	109		625	2,242	2,867	415
3/8/2005	Orlando / Waterford Lakes	FL	6,293	1,166	4,816	1,341		1,166	6,157	7,323	1,911
11/7/2013	Palm Springs	FL	5,544	2,108	8,028	2,355		2,108	10,383	12,491	709
5/31/2013	Plantation	FL	—	3,850	—	(1,504)	(d)	2,346	—	2,346	—
8/26/2004	Port Charlotte	FL	—	1,389	4,632	318		1,389	4,950	6,339	1,639
8/26/2004	Riverview	FL	4,503	654	2,953	328		654	3,281	3,935	1,129
11/30/2012	Sarasota / Clark Rd	FL	—	4,666	9,016	523		4,666	9,539	14,205	1,061
12/23/2014	Sarasota / Washington Blvd	FL	3,883	1,192	2,919	63		1,192	2,982	4,174	162
12/3/2012	Seminole	FL	3,918	1,133	3,017	326		1,133	3,343	4,476	374
12/23/2014	South Pasadena	FL	10,078	8,890	10,106	132		8,890	10,238	19,128	548
4/15/2014	Stuart / Gran Park Way	FL	6,791	1,640	8,358	163		1,640	8,521	10,161	627
10/1/2015	Stuart / Kanner Hwy	FL	—	1,250	5,007	324		1,250	5,331	6,581	199
10/1/2015	Stuart / NW Federal Hwy 1	FL	—	760	3,125	277		760	3,402	4,162	131
10/1/2015	Tallahassee	FL	—	1,460	21,471	259		1,460	21,730	23,190	692
11/1/2013	Tamiami	FL	5,016	5,042	7,164	384		5,042	7,548	12,590	1,248
11/22/2006	Tampa / Cypress St	FL	3,445	883	3,533	191		881	3,726	4,607	1,033
3/27/2007	Tampa / W Cleveland St	FL	5,511	1,425	4,766	489		1,425	5,255	6,680	1,464
12/23/2014	Tampa / W Hillsborough Ave	FL	2,319	1,086	2,937	402		1,086	3,339	4,425	194
8/26/2004	Valrico	FL	4,235	1,197	4,411	307		1,197	4,718	5,915	1,617
1/13/2006	Venice	FL	—	1,969	5,903	332		1,970	6,234	8,204	1,927
8/10/2000	West Palm Beach / Forest Hill Bl	FL	3,467	1,164	2,511	1,056		1,246	3,485	4,731	1,443
8/10/2000	West Palm Beach / N Military Trail 1	FL	4,345	1,312	2,511	1,906		1,416	4,313	5,729	1,548
11/1/2013	West Palm Beach / N Military Trail 2	FL	3,659	1,595	2,833	111		1,595	2,944	4,539	528
12/1/2011	West Palm Beach / S Military Trail	FL	3,280	1,729	4,058	129		1,730	4,186	5,916	585
7/1/2005	West Palm Beach / Southern Blvd	FL	5,346	1,752	4,909	514		1,752	5,423	7,175	1,851
10/1/2015	Weston	FL	7,039	1,680	11,342	355		1,680	11,697	13,377	391
11/17/2016	Acworth	GA	—	2,805	4,519	—		2,805	4,519	7,324	19
8/26/2004	Alpharetta / Holcomb Bridge Rd	GA	—	1,973	1,587	329		1,973	1,916	3,889	694
10/1/2015	Alpharetta / Jones Bridge Rd	GA	5,827	1,420	8,902	278		1,420	9,180	10,600	295
8/8/2006	Alpharetta / North Main St	GA	5,429	1,893	3,161	232		1,894	3,392	5,286	984
8/6/2014	Atlanta / Chattahoochee Ave	GA	—	1,132	10,080	118		1,132	10,198	11,330	640
8/26/2004	Atlanta / Cheshire Bridge Rd NE	GA	12,613	3,737	8,333	760		3,738	9,092	12,830	3,033
10/22/2014	Atlanta / Edgewood Ave SE	GA	7,544	588	10,295	251		588	10,546	11,134	593
4/3/2014	Atlanta / Mt Vernon Hwy	GA	—	2,961	19,819	173		2,961	19,992	22,953	1,400
8/26/2004	Atlanta / Roswell Rd	GA	—	1,665	2,028	473		1,665	2,501	4,166	844
2/28/2005	Atlanta / Virginia Ave	GA	6,315	3,319	8,325	780		3,319	9,105	12,424	2,973
11/4/2013	Augusta	GA	1,982	710	2,299	88		710	2,387	3,097	200
10/1/2015	Austell	GA	3,361	540	6,550	257		540	6,807	7,347	226
10/1/2015	Buford / Buford Dr	GA	—	500	5,484	321		500	5,805	6,305	192
3/29/2016	Buford / Gravel Springs Rd	GA	—	895	7,625	180		895	7,805	8,700	169
5/7/2015	Dacula / Auburn Rd	GA	4,378	2,087	4,295	141		2,077	4,446	6,523	176
1/17/2006	Dacula / Braselton Hwy	GA	4,965	1,993	3,001	228		1,993	3,229	5,222	964
6/17/2010	Douglasville	GA	—	1,209	719	597		1,209	1,316	2,525	315
10/1/2015	Duluth / Berkeley Lake Rd	GA	4,055	1,350	5,718	336		1,350	6,054	7,404	192
10/1/2015	Duluth / Breckinridge Blvd	GA	3,864	1,160	6,336	271		1,160	6,607	7,767	212
10/1/2015	Duluth / Peachtree Industrial Blvd	GA	4,216	440	7,516	260		440	7,776	8,216	253
11/30/2012	Eastpoint	GA	5,566	1,718	6,388	200		1,718	6,588	8,306	726
10/1/2015	Ellenwood	GA	2,679	260	3,992	398		260	4,390	4,650	140
6/14/2007	Johns Creek	GA	3,298	1,454	4,151	187		1,454	4,338	5,792	1,127
10/1/2015	Jonesboro	GA	—	540	6,174	312		540	6,486	7,026	220
6/17/2010	Kennesaw / Cobb Parkway NW	GA	—	673	1,151	206		673	1,357	2,030	293
10/1/2015	Kennesaw / George Busbee Pkwy	GA	4,730	500	9,126	202		500	9,328	9,828	304
11/4/2013	Lawrenceville / Hurricane Shoals Rd	GA	3,265	2,117	2,784	371		2,117	3,155	5,272	296
10/1/2015	Lawrenceville / Lawrenceville Hwy 1	GA	—	730	3,058	542		730	3,600	4,330	116
10/1/2015	Lawrenceville / Lawrenceville Hwy 2	GA	3,073	1,510	4,674	263		1,510	4,937	6,447	162
10/1/2015	Lawrenceville / Old Norcross Rd	GA	—	870	3,705	375		870	4,080	4,950	131
11/12/2009	Lithonia	GA	—	1,958	3,645	904		1,958	4,549	6,507	739
3/29/2016	Loganville	GA	—	814	5,494	422		814	5,916	6,730	130
10/1/2015	Marietta / Austell Rd SW	GA	—	1,070	3,560	483		1,070	4,043	5,113	131
6/17/2010	Marietta / Cobb Parkway N	GA	—	887	2,617	355		887	2,972	3,859	596
10/1/2015	Marietta / Powers Ferry Rd	GA	5,442	430	9,242	249		430	9,491	9,921	307
10/1/2015	Marietta / West Oak Pkwy	GA	4,370	500	6,395	192		500	6,587	7,087	217
10/1/2015	Peachtree City	GA	—	1,080	8,628	438		1,080	9,066	10,146	289
4/24/2015	Powder Springs	GA	4,503	370	6,014	66		370	6,080	6,450	237
6/30/2016	Roswell	GA	—	1,043	6,981	—		1,043	6,981	8,024	119
10/1/2015	Sandy Springs	GA	7,000	1,740	11,439	337		1,740	11,776	13,516	382
10/1/2015	Savannah / King George Blvd 1	GA	2,963	390	4,889	301		390	5,190	5,580	170
10/1/2015	Savannah / King George Blvd 2	GA	—	390	3,370	270		390	3,640	4,030	122
10/1/2015	Sharpsburg	GA	4,899	360	8,455	255		360	8,710	9,070	282
10/1/2015	Smyrna / Cobb Parkway SE	GA	4,580	1,360	7,002	353		1,360	7,355	8,715	242
11/17/2016	Smyrna / Oakdale Rd	GA	—	588	7,362	—		588	7,362	7,950	31
8/26/2004	Snellville	GA	—	2,691	4,026	381		2,691	4,407	7,098	1,516
3/29/2016	Stockbridge	GA	—	2,899	7,098	457		2,899	7,555	10,454	165
8/26/2004	Stone Mountain / Annistown Rd	GA	2,738	1,817	4,382	338		1,817	4,720	6,537	1,604
7/1/2005	Stone Mountain / S Hairston Rd	GA	2,533	925	3,505	458		925	3,963	4,888	1,286
6/14/2007	Sugar Hill / Nelson Brogdon Blvd 1	GA	—	1,371	2,547	252		1,371	2,799	4,170	771
6/14/2007	Sugar Hill / Nelson Brogdon Blvd 2	GA	—	1,368	2,540	413		1,367	2,954	4,321	786
10/15/2013	Tucker	GA	5,713	1,773	10,456	87		1,773	10,543	12,316	875
10/1/2015	Wilmington Island	GA	5,631	760	9,423	341		760	9,764	10,524	318
11/18/2016	Hilo	HI	—	2,859	5,429	7		2,859	5,436	8,295	23
4/5/2016	Honolulu / Ahua Street	HI	—	2,325	26,376	390		2,325	26,766	29,091	463
5/3/2013	Honolulu / Kalakaua Ave	HI	17,140	4,674	18,350	313		4,674	18,663	23,337	1,758
7/14/2016	Honolulu / Kalanianaole Hwy	HI	—	—	29,211	115		—	29,326	29,326	378
6/25/2007	Kahului	HI	—	3,984	15,044	1,226		3,984	16,270	20,254	4,180
6/25/2007	Kapolei / Farrington Hwy 1	HI	9,084	—	24,701	798		—	25,499	25,499	6,370
12/6/2013	Kapolei / Farrington Hwy 2	HI	7,029	—	7,776	116		—	7,892	7,892	620
11/18/2016	Lihue	HI	—	2,504	4,357	2		2,504	4,359	6,863	19
5/3/2013	Wahiawa	HI	3,504	1,317	2,626	345		1,317	2,971	4,288	287
11/4/2013	Bedford Park	IL	2,469	922	3,289	363		922	3,652	4,574	329
6/8/2015	Berwyn	IL	—	965	9,085	148		965	9,233	10,198	379
11/4/2013	Chicago / 60th St	IL	4,842	1,363	5,850	173		1,363	6,023	7,386	502
11/4/2013	Chicago / 87th St	IL	5,765	2,881	6,324	116		2,881	6,440	9,321	523
10/1/2015	Chicago / 95th St	IL	—	750	7,828	414		750	8,242	8,992	283
2/13/2013	Chicago / Montrose	IL	8,093	1,318	9,485	213		1,318	9,698	11,016	977
11/4/2013	Chicago / Pulaski Rd	IL	3,488	1,143	6,138	529		1,143	6,667	7,810	537
7/1/2005	Chicago / South Wabash	IL	11,436	621	3,428	2,245		621	5,673	6,294	1,846
11/10/2004	Chicago / Stony Island	IL	—	1,925	—	—		1,925	—	1,925	—
7/1/2005	Chicago / West Addison	IL	5,324	449	2,471	810		449	3,281	3,730	1,241
2/25/2016	Chicago / West Devon Ave	IL	—	1,327	15,535	2		1,327	15,537	16,864	362
7/1/2005	Chicago / West Harrison 1	IL	4,477	472	2,582	2,823		472	5,405	5,877	1,440
6/10/2016	Chicago / West Harrison 2	IL	—	4,502	21,672	52		4,502	21,724	26,226	325
10/1/2015	Chicago / Western Ave	IL	—	670	4,718	342		670	5,060	5,730	176
10/1/2015	Cicero / Ogden Ave	IL	—	1,590	9,371	397		1,590	9,768	11,358	328
10/1/2015	Cicero / Roosevelt Rd	IL	—	910	3,224	354		910	3,578	4,488	126
6/10/2016	Country Club Hills	IL	—	195	8,650	85		195	8,735	8,930	130
7/15/2003	Crest Hill	IL	2,301	847	2,946	1,040		968	3,865	4,833	1,307
11/8/2016	Des Plaines	IL	—	1,645	10,630	7		1,645	10,637	12,282	45
10/1/2007	Gurnee	IL	—	1,374	8,296	135		1,374	8,431	9,805	2,028
6/10/2016	Harwood Heights	IL	—	1,724	14,543	125		1,724	14,668	16,392	219
12/1/2011	Highland Park	IL	12,678	5,798	6,016	269		5,798	6,285	12,083	844
11/4/2013	Lincolnshire	IL	3,585	1,438	5,128	102		1,438	5,230	6,668	422
12/1/2008	Naperville / Ogden Avenue	IL	—	2,800	7,355	(710)	(d)	1,950	7,495	9,445	1,588
12/1/2011	Naperville / State Route 59	IL	4,633	1,860	5,793	136		1,860	5,929	7,789	801
5/3/2008	North Aurora	IL	2,711	600	5,833	176		600	6,009	6,609	1,377
6/10/2016	Round Lake Beach	IL	—	796	2,977	150		796	3,127	3,923	46
7/2/2012	Skokie	IL	—	1,119	7,502	3,250		1,119	10,752	11,871	937
10/15/2002	South Holland	IL	2,301	839	2,879	386		865	3,239	4,104	1,248
8/1/2008	Tinley Park	IL	—	1,823	4,794	1,010		1,548	6,079	7,627	1,148
10/10/2008	Carmel	IN	4,860	1,169	4,393	313		1,169	4,706	5,875	1,119
9/16/2016	Greenwood	IN	—	457	2,954	9		457	2,963	3,420	26
9/16/2016	Indianapolis / Crawfordsville Rd	IN	—	287	3,251	21		287	3,272	3,559	29
10/10/2008	Indianapolis / Dandy Trail/Windham Lake Dr	IN	5,460	850	4,545	714		850	5,259	6,109	1,269
8/31/2007	Indianapolis / E 65th St	IN	—	588	3,457	530		588	3,987	4,575	1,089
11/30/2012	Indianapolis / E 86th St	IN	—	646	1,294	195		646	1,489	2,135	195
9/16/2016	Indianapolis / E Stop 11 Rd	IN	—	1,923	5,925	2		1,923	5,927	7,850	51
4/22/2016	Indianapolis / Emerson Ave	IN	—	876	4,778	236		876	5,014	5,890	97
9/16/2016	Indianapolis / Fulton Dr	IN	—	663	4,434	10		663	4,444	5,107	38
4/22/2016	Indianapolis / Georgetown Road	IN	—	1,326	6,164	327		1,326	6,491	7,817	125
10/10/2008	Indianapolis / Southport Rd/Kildeer Dr	IN	—	426	2,903	418		426	3,321	3,747	853
4/22/2016	Indianapolis / Washington Street	IN	—	172	3,066	213		172	3,279	3,451	62
4/22/2016	Indianapolis/ Lafayette Road	IN	—	903	3,658	305		903	3,963	4,866	74
4/22/2016	Indianapolis/ Rockville Road	IN	—	1,531	4,076	247		1,531	4,323	5,854	82
10/10/2008	Mishawaka	IN	5,201	630	3,349	347		630	3,696	4,326	910
4/13/2006	Wichita	KS	—	366	1,897	466		366	2,363	2,729	834
6/27/2011	Covington	KY	1,909	839	2,543	169		839	2,712	3,551	448
10/1/2015	Crescent Springs	KY	—	120	5,313	289		120	5,602	5,722	187
10/1/2015	Erlanger	KY	3,799	220	7,132	258		220	7,390	7,610	244
10/1/2015	Florence / Centennial Circle	KY	—	240	8,234	666		240	8,900	9,140	305
10/1/2015	Florence / Steilen Dr	KY	6,326	540	13,616	674		540	14,290	14,830	473
7/1/2005	Louisville / Bardstown Rd	KY	3,586	586	3,244	583		586	3,827	4,413	1,250
9/16/2016	Louisville / Preston Hwy	KY	—	2,970	8,237	24		2,970	8,261	11,231	71
7/1/2005	Louisville / Warwick Ave	KY	6,745	1,217	4,611	393		1,217	5,004	6,221	1,557
12/1/2005	Louisville / Wattbourne Ln	KY	4,510	892	2,677	539		892	3,216	4,108	927
10/1/2015	Walton	KY	—	290	6,245	330		290	6,575	6,865	216
8/26/2004	Metairie	LA	3,699	2,056	4,216	331		2,056	4,547	6,603	1,497
8/26/2004	New Orleans	LA	5,230	4,058	4,325	850		4,059	5,174	9,233	1,814

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2016			Accumulated depreciation
								Land	Building and improvements	Total
6/1/2003	Ashland	MA	5,455	474	3,324	384		474	3,708	4,182	1,566
5/1/2004	Auburn	MA	—	918	3,728	540		919	4,267	5,186	1,805
11/4/2013	Billerica	MA	7,897	3,023	6,697	238		3,023	6,935	9,958	582
5/1/2004	Brockton / Centre St / Rte 123	MA	—	647	2,762	347		647	3,109	3,756	1,234
11/4/2013	Brockton / Oak St	MA	4,929	829	6,195	486		829	6,681	7,510	589
11/9/2012	Danvers	MA	7,662	3,115	5,736	195		3,115	5,931	9,046	656
2/6/2004	Dedham / Allied Dr	MA	—	2,443	7,328	1,587		2,443	8,915	11,358	3,242
3/4/2002	Dedham / Milton St	MA	5,737	2,127	3,041	984		2,127	4,025	6,152	1,687
5/13/2015	Dedham / Providence Highway	MA	—	1,625	10,875	114		1,625	10,989	12,614	420
2/6/2004	East Somerville	MA	—	—	—	173		—	173	173	130
7/1/2005	Everett	MA	—	692	2,129	1,120		692	3,249	3,941	1,196
5/1/2004	Foxboro	MA	—	759	4,158	505		759	4,663	5,422	2,174
7/2/2012	Framingham	MA	—	—	—	56		—	56	56	19
5/1/2004	Hudson	MA	3,247	806	3,122	671		806	3,793	4,599	1,719
12/31/2007	Jamaica Plain	MA	9,015	3,285	11,275	766		3,285	12,041	15,326	2,873
10/18/2002	Kingston	MA	5,173	555	2,491	209		555	2,700	3,255	1,158
6/22/2001	Lynn	MA	—	1,703	3,237	450		1,703	3,687	5,390	1,608
3/31/2004	Marshfield	MA	—	1,039	4,155	273		1,026	4,441	5,467	1,545
11/14/2002	Milton	MA	—	2,838	3,979	6,893		2,838	10,872	13,710	3,089
11/4/2013	North Andover	MA	3,628	773	4,120	146		773	4,266	5,039	359
10/15/1999	North Oxford	MA	3,704	482	1,762	671		527	2,388	2,915	1,067
2/28/2001	Northborough	MA	4,433	280	2,715	704		280	3,419	3,699	1,552
8/15/1999	Norwood	MA	7,116	2,160	2,336	1,841		2,221	4,116	6,337	1,705
7/1/2005	Plainville	MA	4,832	2,223	4,430	485		2,223	4,915	7,138	1,856
2/16/2016	Quincy / Liberty St	MA	—	1,567	14,595	41		1,567	14,636	16,203	344
6/30/2016	Quincy / Old Colony Ave	MA	—	1,238	12,362	338		1,238	12,700	13,938	165
2/6/2004	Quincy / Weston Ave	MA	6,910	1,359	4,078	541		1,360	4,618	5,978	1,582
5/15/2000	Raynham	MA	—	588	2,270	929		670	3,117	3,787	1,297
12/1/2011	Revere	MA	4,675	2,275	6,935	361		2,275	7,296	9,571	984
6/1/2003	Saugus	MA	9,015	1,725	5,514	611		1,725	6,125	7,850	2,396
6/15/2001	Somerville	MA	11,406	1,728	6,570	948		1,731	7,515	9,246	2,987
7/1/2005	Stoneham	MA	5,729	944	5,241	326		944	5,567	6,511	1,716
5/1/2004	Stoughton / Washington St 1	MA	—	1,754	2,769	365		1,755	3,133	4,888	1,405
9/16/2016	Stoughton / Washington St 2	MA	—	2,189	7,047	61		2,189	7,108	9,297	62
7/2/2012	Tyngsboro	MA	3,341	1,843	5,004	94		1,843	5,098	6,941	602
2/6/2004	Waltham	MA	—	3,770	11,310	1,121		3,770	12,431	16,201	4,344
9/14/2000	Weymouth	MA	—	2,806	3,129	232		2,806	3,361	6,167	1,518
2/6/2004	Woburn	MA	—	—	—	285		—	285	285	168
12/1/2006	Worcester / Ararat St	MA	3,889	1,350	4,433	398		1,350	4,831	6,181	1,269
5/1/2004	Worcester / Millbury St	MA	4,290	896	4,377	3,249		896	7,626	8,522	3,001
8/31/2007	Annapolis / Renard Ct / Annex	MD	8,957	1,375	8,896	425		1,376	9,320	10,696	2,409
4/17/2007	Annapolis / Trout Rd	MD	—	5,248	7,247	381		5,247	7,629	12,876	1,966
7/1/2005	Arnold	MD	9,640	2,558	9,446	691		2,558	10,137	12,695	3,133
5/31/2012	Baltimore / Eastern Ave 1	MD	4,327	1,185	5,051	177		1,185	5,228	6,413	649
2/13/2013	Baltimore / Eastern Ave 2	MD	7,085	1,266	10,789	155		1,266	10,944	12,210	1,116
11/1/2008	Baltimore / Moravia Rd	MD	4,297	800	5,955	160		800	6,115	6,915	1,339
6/1/2010	Baltimore / N Howard St	MD	—	1,900	5,277	156		1,900	5,433	7,333	962
7/1/2005	Bethesda	MD	25,193	3,671	18,331	1,422		3,671	19,753	23,424	6,751
11/17/2016	Burtonsville	MD	—	10,136	11,756	—		10,136	11,756	21,892	50
10/20/2010	Capitol Heights	MD	7,932	1,461	9,866	259		1,461	10,125	11,586	1,711
3/7/2012	Cockeysville	MD	3,629	465	5,600	312		465	5,912	6,377	805
7/1/2005	Columbia	MD	10,990	1,736	9,632	386		1,736	10,018	11,754	3,090
12/2/2005	Edgewood / Pulaski Hwy 1	MD	—	1,000	—	(575)	(d)	425	—	425	—
9/10/2015	Edgewood / Pulaski Hwy 2	MD	—	794	5,178	253		794	5,431	6,225	200
11/2/2016	Forestville	MD	—	3,590	11,003	70		3,590	11,073	14,663	48
1/11/2007	Ft. Washington	MD	—	4,920	9,174	327		4,920	9,501	14,421	2,508
7/2/2012	Gambrills	MD	4,672	1,905	7,104	207		1,905	7,311	9,216	851
9/16/2016	Germantown	MD	—	7,114	11,316	—		7,114	11,316	18,430	97
7/8/2011	Glen Burnie	MD	6,331	1,303	4,218	361		1,303	4,579	5,882	782
6/10/2013	Hanover	MD	—	2,160	11,340	88		2,160	11,428	13,588	1,048
2/6/2004	Lanham	MD	11,373	3,346	10,079	1,595		2,618	12,402	15,020	4,171
12/27/2007	Laurel	MD	5,868	3,000	5,930	215		3,000	6,145	9,145	1,498
12/27/2012	Lexington Park	MD	—	4,314	8,412	194		4,314	8,606	12,920	923
9/17/2008	Pasadena / Fort Smallwood Rd	MD	5,926	1,869	3,056	772		1,869	3,828	5,697	1,095
3/24/2011	Pasadena / Mountain Rd	MD	—	3,500	7,407	169		3,500	7,576	11,076	1,120
8/1/2011	Randallstown	MD	4,465	764	6,331	344		764	6,675	7,439	1,008
9/1/2006	Rockville	MD	11,950	4,596	11,328	564		4,596	11,892	16,488	3,216
7/1/2005	Towson / East Joppa Rd 1	MD	10,861	861	4,742	269		861	5,011	5,872	1,609
7/2/2012	Towson / East Joppa Rd 2	MD	5,909	1,094	9,598	175		1,094	9,773	10,867	1,151
2/2/2016	Wheaton	MD	—	12,738	12,894	397		12,738	13,291	26,029	310
7/2/2012	Belleville	MI	—	954	4,984	315		954	5,299	6,253	613
7/1/2005	Grandville	MI	—	726	1,298	472		726	1,770	2,496	711
7/1/2005	Mt Clemens	MI	2,824	798	1,796	563		798	2,359	3,157	827
9/16/2016	Southgate	MI	—	960	7,247	33		960	7,280	8,240	63
10/12/2016	Plymouth	MN	—	1,528	16,030	5		1,528	16,035	17,563	103
8/31/2007	Florissant	MO	3,207	1,241	4,648	356		1,241	5,004	6,245	1,392
7/1/2005	Grandview	MO	3,081	612	1,770	594		612	2,364	2,976	854
6/1/2000	St Louis / Forest Park	MO	2,395	156	1,313	691		113	2,047	2,160	967
8/31/2007	St Louis / Gravois Rd	MO	2,615	676	3,551	357		676	3,908	4,584	1,107
6/1/2000	St Louis / Halls Ferry Rd	MO	2,422	631	2,159	791		690	2,891	3,581	1,267
8/31/2007	St Louis / Old Tesson Rd	MO	6,173	1,444	4,162	483		1,444	4,645	6,089	1,274
10/1/2015	Biloxi	MS	—	770	3,947	349		770	4,296	5,066	134
10/1/2015	Canton	MS	—	1,240	7,767	465		1,240	8,232	9,472	268
10/1/2015	Ridgeland	MS	—	410	9,135	426		410	9,561	9,971	307
10/15/2013	Cary	NC	4,139	3,614	1,788	20		3,614	1,808	5,422	149
5/5/2015	Charlotte / Monroe Rd	NC	4,637	4,050	6,867	181		4,050	7,048	11,098	282
12/8/2015	Charlotte / S Tryon St	NC	—	1,372	3,931	29		1,372	3,960	5,332	109
11/14/2016	Charlotte / South Blvd	NC	—	2,790	10,364	2		2,790	10,366	13,156	44
6/19/2015	Charlotte / Wendover Rd	NC	—	1,408	5,461	220		1,408	5,681	7,089	227
10/1/2015	Concord	NC	—	770	4,873	633		770	5,506	6,276	186
12/11/2014	Greensboro / High Point Rd	NC	3,637	1,069	4,199	134		1,069	4,333	5,402	234
12/11/2014	Greensboro / Lawndale Drive	NC	6,412	3,725	7,036	208		3,723	7,246	10,969	391
12/11/2014	Hickory / 10th Ave	NC	3,252	875	5,418	107		875	5,525	6,400	298
10/1/2015	Hickory / 18th Street	NC	—	400	5,844	320		400	6,164	6,564	202
10/1/2015	Morganton	NC	—	600	5,724	291		600	6,015	6,615	193
6/18/2014	Raleigh	NC	—	2,940	4,265	107		2,940	4,372	7,312	295
12/11/2014	Winston/Salem / Peters Creek Pkwy	NC	2,941	1,548	3,495	136		1,548	3,631	5,179	200
12/11/2014	Winston/Salem / University Pkwy	NC	4,207	1,131	5,084	129		1,131	5,213	6,344	278
4/15/1999	Merrimack	NH	3,747	754	3,299	615		817	3,851	4,668	1,520
7/1/2005	Nashua	NH	—	—	755	136		—	891	891	405
1/1/2005	Avenel	NJ	—	1,518	8,037	593		1,518	8,630	10,148	2,780
12/28/2004	Bayville	NJ	3,545	1,193	5,312	641		1,193	5,953	7,146	1,943
9/1/2008	Bellmawr	NJ	3,296	3,600	4,765	421		3,675	5,111	8,786	1,060
7/18/2012	Berkeley Heights	NJ	6,792	1,598	7,553	210		1,598	7,763	9,361	921
12/18/2014	Burlington	NJ	3,793	477	6,534	248		477	6,782	7,259	366
10/7/2015	Cherry Hill / Church Rd	NJ	—	1,057	6,037	313		1,057	6,350	7,407	206
11/30/2012	Cherry Hill / Marlton Pike	NJ	—	2,323	1,549	318		2,323	1,867	4,190	245
9/16/2016	Cherry Hill / Old Cuthbert Rd	NJ	—	1,295	4,125	8		1,295	4,133	5,428	35
12/18/2014	Cherry Hill / Rockhill Rd	NJ	1,960	536	3,407	58		536	3,465	4,001	190
11/30/2012	Cranbury	NJ	6,910	3,543	5,095	1,196		3,543	6,291	9,834	693
12/18/2014	Denville	NJ	8,802	584	14,398	120		584	14,518	15,102	767
12/31/2001	Edison	NJ	8,591	2,519	8,547	1,788		2,518	10,336	12,854	3,867
12/31/2001	Egg Harbor Township	NJ	3,868	1,724	5,001	1,631		1,724	6,632	8,356	2,482
3/15/2007	Ewing	NJ	—	1,552	4,720	(42)	(c, d)	1,562	4,668	6,230	1,274
7/18/2012	Fairfield	NJ	5,919	—	9,402	167		—	9,569	9,569	1,119
11/30/2012	Fort Lee / Bergen Blvd	NJ	12,227	4,402	9,831	347		4,402	10,178	14,580	1,124
10/1/2015	Fort Lee / Main St	NJ	—	2,280	27,409	357		2,280	27,766	30,046	899
3/15/2001	Glen Rock	NJ	—	1,109	2,401	576		1,222	2,864	4,086	1,130
12/18/2014	Hackensack / Railroad Ave	NJ	7,476	2,053	9,882	99		2,053	9,981	12,034	532
7/1/2005	Hackensack / South River St	NJ	—	2,283	11,234	919		2,283	12,153	14,436	3,994
8/23/2012	Hackettstown	NJ	5,799	2,144	6,660	176		2,144	6,836	8,980	814
7/2/2012	Harrison	NJ	3,465	300	6,003	261		300	6,264	6,564	754
12/31/2001	Hazlet	NJ	7,454	1,362	10,262	1,796		1,362	12,058	13,420	4,484
9/16/2016	Ho Ho Kus	NJ	—	13,054	31,770	39		13,054	31,809	44,863	274
7/2/2002	Hoboken	NJ	17,029	2,687	6,092	340		2,687	6,432	9,119	2,489
12/31/2001	Howell	NJ	—	2,440	3,407	1,198		2,440	4,605	7,045	1,683
12/31/2001	Iselin	NJ	4,628	505	4,524	603		505	5,127	5,632	2,203
10/1/2015	Jersey City	NJ	—	8,050	16,342	484		8,050	16,826	24,876	551
11/30/2012	Lawnside	NJ	4,930	1,249	5,613	403		1,249	6,016	7,265	675
2/6/2004	Lawrenceville	NJ	5,096	3,402	10,230	822		3,402	11,052	14,454	3,766
7/1/2005	Linden	NJ	3,612	1,517	8,384	323		1,517	8,707	10,224	2,679
12/22/2004	Lumberton	NJ	3,875	831	4,060	338		831	4,398	5,229	1,526
3/15/2001	Lyndhurst	NJ	—	2,679	4,644	1,063		2,928	5,458	8,386	2,107
8/23/2012	Mahwah	NJ	10,784	1,890	13,112	325		1,890	13,437	15,327	1,609
12/16/2011	Maple Shade	NJ	3,920	1,093	5,492	208		1,093	5,700	6,793	803
12/7/2001	Metuchen	NJ	5,314	1,153	4,462	373		1,153	4,835	5,988	1,933
8/28/2012	Montville	NJ	8,583	1,511	11,749	164		1,511	11,913	13,424	1,378
2/6/2004	Morrisville	NJ	—	2,487	7,494	2,450		1,688	10,743	12,431	3,219
7/2/2012	Mt Laurel	NJ	2,939	329	5,217	236		329	5,453	5,782	671
11/2/2006	Neptune	NJ	7,130	4,204	8,906	471		4,204	9,377	13,581	2,570
7/18/2012	Newark	NJ	7,229	806	8,340	167		806	8,507	9,313	1,007
7/1/2005	North Bergen / 83rd St	NJ	10,744	2,299	12,728	567		2,299	13,295	15,594	4,145
10/6/2011	North Bergen / Kennedy Blvd	NJ	—	861	17,127	432		861	17,559	18,420	2,377
7/25/2003	North Bergen / River Rd	NJ	8,684	2,100	6,606	417		2,100	7,023	9,123	2,571
7/18/2012	North Brunswick	NJ	6,044	2,789	4,404	207		2,789	4,611	7,400	572
12/31/2001	Old Bridge	NJ	5,445	2,758	6,450	2,051		2,758	8,501	11,259	3,149
5/1/2004	Parlin / Cheesequake Rd	NJ	—	—	5,273	496		—	5,769	5,769	2,585
7/1/2005	Parlin / Route 9 North	NJ	—	2,517	4,516	605		2,517	5,121	7,638	1,881
7/18/2012	Parsippany	NJ	6,235	2,353	7,798	142		2,354	7,939	10,293	960
6/2/2011	Pennsauken	NJ	3,622	1,644	3,115	409		1,644	3,524	5,168	617
10/1/2015	Riverdale	NJ	7,217	2,000	14,541	217		2,000	14,758	16,758	476
12/9/2009	South Brunswick	NJ	2,846	1,700	5,835	215		1,700	6,050	7,750	1,118
7/1/2005	Toms River / Route 37 East 1	NJ	4,762	1,790	9,935	486		1,790	10,421	12,211	3,340
10/1/2015	Toms River / Route 37 East 2	NJ	—	1,800	10,765	323		1,800	11,088	12,888	362
10/1/2015	Toms River / Route 9	NJ	—	980	4,717	299		980	5,016	5,996	169
10/1/2015	Trenton	NJ	—	2,180	8,007	219		2,180	8,226	10,406	269
12/28/2004	Union / Green Ln	NJ	6,021	1,754	6,237	432		1,754	6,669	8,423	2,247
11/30/2012	Union / Route 22 West	NJ	6,678	1,133	7,239	221		1,133	7,460	8,593	818
11/30/2012	Watchung	NJ	6,584	1,843	4,499	262		1,843	4,761	6,604	556
11/30/2012	Albuquerque / Airport Dr NW	NM	—	755	1,797	84		755	1,881	2,636	219
8/31/2007	Albuquerque / Calle Cuervo NW	NM	4,364	1,298	4,628	753		1,298	5,381	6,679	1,458
1/7/2016	Albuquerque / Eagle Ranch Rd	NM	—	1,346	5,558	156		1,346	5,714	7,060	157
9/16/2016	Albuquerque / Ellison Rd NW	NM	—	1,182	5,813	39		1,182	5,852	7,034	51
9/16/2016	Albuquerque / Eubank SE	NM	—	1,446	7,647	71		1,446	7,718	9,164	67
9/16/2016	Albuquerque / Legion Rd NE	NM	—	—	4,861	—		—	4,861	4,861	42
11/17/2016	Albuquerque / Lomas Blvd NE	NM	—	544	3,081	—		544	3,081	3,625	13
9/16/2016	Albuquerque / Montgomery Blvd NE 1	NM	—	1,601	5,013	1		1,601	5,014	6,615	43
3/29/2016	Albuquerque / Montgomery Blvd NE 2	NM	—	2,842	7,965	153		2,842	8,118	10,960	176
1/7/2016	Rio Rancho / Golf Course Rd	NM	—	1,667	6,836	247		1,667	7,083	8,750	188
3/29/2016	Santa Fe / Pacheco St	NM	—	9,079	8,620	289		9,079	8,909	17,988	194
7/2/2012	Santa Fe / West San Mateo Rd	NM	6,263	3,066	7,366	558		3,066	7,924	10,990	949
10/1/2015	Henderson / Racetrack Rd	NV	4,705	1,470	6,348	343		1,470	6,691	8,161	221
11/30/2012	Henderson / Stephanie Pl	NV	—	2,934	8,897	293		2,934	9,190	12,124	1,026
10/1/2015	Las Vegas / Bonanza Rd	NV	4,011	820	6,716	209		820	6,925	7,745	228
10/1/2015	Las Vegas / Durango Dr	NV	—	1,140	4,384	319		1,140	4,703	5,843	157
6/22/2011	Las Vegas / Jones Blvd	NV	2,373	1,441	1,810	176		1,441	1,986	3,427	340
10/1/2015	Las Vegas / Las Vegas Blvd	NV	—	2,830	6,834	369		2,830	7,203	10,033	238
2/22/2000	Las Vegas / N Lamont St	NV	—	251	717	553		278	1,243	1,521	653
11/1/2013	Las Vegas / North Lamb Blvd	NV	2,601	279	3,900	199		279	4,099	4,378	764
10/1/2015	Las Vegas / Pecos Rd	NV	—	1,420	5,900	411		1,420	6,311	7,731	209
10/1/2015	Las Vegas / Rancho Dr	NV	—	590	5,899	159		590	6,058	6,648	198
10/1/2015	Las Vegas / W Charleston Blvd	NV	—	550	1,319	109		550	1,428	1,978	50
2/2/2016	Las Vegas / W Oakey Blvd	NV	3,776	645	4,568	—		645	4,568	5,213	107
11/30/2012	Las Vegas / W Sahara Ave	NV	4,226	773	6,006	313		773	6,319	7,092	699
11/30/2012	Las Vegas / W Tropicana Ave	NV	4,110	400	4,936	109		400	5,045	5,445	568
10/1/2015	North Las Vegas	NV	—	1,260	4,589	184		1,260	4,773	6,033	157
10/1/2015	Ballston Spa	NY	—	890	9,941	59		890	10,000	10,890	321
12/19/2007	Bohemia	NY	—	1,456	1,398	408		1,456	1,806	3,262	495
12/1/2011	Bronx / Edson Av	NY	16,840	3,450	21,210	453		3,450	21,663	25,113	2,918
8/26/2004	Bronx / Fordham Rd	NY	—	3,995	11,870	3,140		3,995	15,010	19,005	4,324
10/2/2008	Brooklyn / 3rd Ave	NY	18,550	12,993	10,405	405		12,993	10,810	23,803	2,422
7/2/2012	Brooklyn / 64th St	NY	20,805	16,188	23,309	471		16,257	23,711	39,968	2,780
5/21/2010	Brooklyn / Atlantic Ave	NY	7,598	2,802	6,536	351		2,802	6,887	9,689	1,269
12/11/2014	Brooklyn / Avenue M	NY	—	12,085	7,665	—		12,085	7,665	19,750	—
10/2/2008	Centereach	NY	4,014	2,226	1,657	236		2,226	1,893	4,119	496
8/10/2012	Central Valley	NY	—	2,800	12,173	596		2,800	12,769	15,569	1,564
11/23/2010	Freeport	NY	—	5,676	3,784	908		5,676	4,692	10,368	1,063
7/2/2012	Hauppauge	NY	5,383	1,238	7,095	364		1,238	7,459	8,697	905
7/2/2012	Hicksville	NY	8,477	2,581	10,677	132		2,581	10,809	13,390	1,252
7/2/2012	Kingston	NY	4,703	837	6,199	182		837	6,381	7,218	766
2/2/2016	Long Island City	NY	—	32,361	24,017	40		32,362	24,056	56,418	566
11/26/2002	Mt Vernon / N Mac Questen Pkwy	NY	7,726	1,926	7,622	1,075		1,926	8,697	10,623	3,199
7/1/2005	Mt Vernon / Northwest St	NY	—	1,585	6,025	2,850		1,585	8,875	10,460	3,065
2/7/2002	Nanuet	NY	9,581	2,072	4,644	1,779		2,738	5,757	8,495	2,261
7/1/2005	New Paltz	NY	4,215	2,059	3,715	700		2,059	4,415	6,474	1,499
7/1/2005	New York	NY	17,825	3,060	16,978	795		3,060	17,773	20,833	5,579
12/4/2000	Plainview	NY	7,367	4,287	3,710	751		4,287	4,461	8,748	2,037
7/18/2012	Poughkeepsie	NY	5,799	1,038	7,862	281		1,038	8,143	9,181	959
7/2/2012	Ridge	NY	5,940	1,762	6,934	243		1,762	7,177	8,939	822

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2016			Accumulated depreciation
								Land	Building and improvements	Total
6/27/2011	Cincinnati / Glencrossing Way	OH	—	1,217	1,941	270		1,217	2,211	3,428	355
6/27/2011	Cincinnati / Glendale/Milford Rd	OH	4,458	1,815	5,733	278		1,815	6,011	7,826	989
6/27/2011	Cincinnati / Hamilton Ave	OH	—	2,941	2,177	300		2,941	2,477	5,418	470
6/27/2011	Cincinnati / Wooster Pk	OH	5,275	1,445	3,755	301		1,445	4,056	5,501	693
9/16/2016	Columbus / E Main St	OH	—	652	2,147	23		652	2,170	2,822	19
7/1/2005	Columbus / Innis Rd	OH	4,655	483	2,654	993		483	3,647	4,130	1,309
11/1/2013	Columbus / Kenny Rd	OH	4,718	1,227	5,057	275		1,227	5,332	6,559	942
11/4/2013	Fairfield	OH	3,717	904	3,856	331		904	4,187	5,091	382
6/27/2011	Hamilton	OH	—	673	2,910	164		673	3,074	3,747	481
11/30/2012	Hilliard	OH	2,033	1,613	2,369	269		1,613	2,638	4,251	350
7/1/2005	Kent	OH	2,301	220	1,206	281		220	1,487	1,707	591
6/27/2011	Lebanon	OH	3,983	1,657	1,566	346		1,657	1,912	3,569	357
11/30/2012	Mentor / Heisley Rd	OH	1,233	658	1,267	358		658	1,625	2,283	228
7/2/2012	Mentor / Mentor Ave	OH	—	409	1,609	195		409	1,804	2,213	252
6/27/2011	Middletown	OH	—	534	1,047	131		533	1,179	1,712	213
11/1/2013	Whitehall	OH	1,958	726	1,965	131		726	2,096	2,822	366
7/2/2012	Willoughby	OH	—	155	1,811	118		155	1,929	2,084	232
7/1/2005	Aloha / NW 185th Ave	OR	5,922	1,221	6,262	317		1,221	6,579	7,800	2,125
7/2/2012	Aloha / SW 229th Ave	OR	4,486	2,014	5,786	183		2,014	5,969	7,983	712
11/24/2015	Hillsboro	OR	—	732	9,158	167		732	9,325	10,057	277
9/15/2009	King City	OR	2,894	2,520	6,845	83		2,520	6,928	9,448	1,263
12/28/2004	Bensalem / Bristol Pike	PA	3,117	1,131	4,525	505		1,131	5,030	6,161	1,648
3/30/2006	Bensalem / Knights Rd.	PA	—	750	3,015	252		750	3,267	4,017	990
10/1/2015	Collegeville	PA	—	490	6,947	258		490	7,205	7,695	241
11/15/1999	Doylestown	PA	—	220	3,442	1,168		521	4,309	4,830	1,728
5/1/2004	Kennedy Township	PA	2,498	736	3,173	329		736	3,502	4,238	1,533
2/6/2004	Philadelphia / Roosevelt Bl	PA	5,386	1,965	5,925	1,596		1,965	7,521	9,486	2,605
11/1/2013	Philadelphia / Wayne Ave	PA	—	596	10,368	75		596	10,443	11,039	1,438
8/3/2000	Pittsburgh / E Entry Dr	PA	2,498	991	1,990	946		1,082	2,845	3,927	1,257
10/1/2015	Pittsburgh / Landings Dr	PA	—	400	3,936	412		400	4,348	4,748	145
5/1/2004	Pittsburgh / Penn Ave	PA	3,684	889	4,117	689		889	4,806	5,695	2,156
10/1/2015	Skippack	PA	—	720	4,552	245		720	4,797	5,517	162
10/1/2015	West Mifflin	PA	—	840	8,931	400		840	9,331	10,171	302
1/1/2011	Willow Grove	PA	4,995	1,297	4,027	370		1,297	4,397	5,694	761
7/1/2005	Johnston / Hartford Ave	RI	6,226	2,658	4,799	669		2,658	5,468	8,126	1,857
12/1/2011	Johnston / Plainfield	RI	1,771	533	2,127	241		533	2,368	2,901	315
10/1/2015	Bluffton	SC	—	1,010	8,673	181		1,010	8,854	9,864	288
10/1/2015	Charleston / Ashley River Rd	SC	—	500	5,390	326		500	5,716	6,216	196
8/26/2004	Charleston / Glenn McConnell Pkwy	SC	3,359	1,279	4,171	386		1,279	4,557	5,836	1,509
10/1/2015	Charleston / Maybank Hwy	SC	5,631	600	9,364	432		600	9,796	10,396	321
10/1/2015	Charleston / Savannah Hwy	SC	—	370	3,794	250		370	4,044	4,414	129
3/30/2015	Columbia / Clemson Rd	SC	—	1,483	5,415	77		1,483	5,492	6,975	254
7/19/2012	Columbia / Decker Blvd	SC	3,482	1,784	2,745	304		1,784	3,049	4,833	352
8/26/2004	Columbia / Harban Ct	SC	2,692	838	3,312	371		839	3,682	4,521	1,260
10/1/2015	Columbia / Percival Rd	SC	—	480	2,115	264		480	2,379	2,859	82
8/26/2004	Goose Creek	SC	—	1,683	4,372	1,102		1,683	5,474	7,157	1,758
10/1/2015	Greenville / Laurens Rd	SC	—	620	8,467	330		620	8,797	9,417	281
5/10/2016	Greenville / Woodruff Rd	SC	—	1,258	6,912	108		1,258	7,020	8,278	121
10/1/2015	Lexington / Northpoint Dr	SC	—	780	5,732	303		780	6,035	6,815	204
10/1/2015	Lexington / St Peters Church Rd	SC	—	750	1,481	96		750	1,577	2,327	51
10/1/2015	Mt Pleasant / Bowman Rd	SC	—	1,740	3,094	238		1,740	3,332	5,072	111
10/1/2015	Mt Pleasant / Hwy 17 N	SC	4,729	4,600	2,342	287		4,600	2,629	7,229	100
10/1/2015	Mt Pleasant / Stockade Ln	SC	14,472	11,680	19,626	488		11,680	20,114	31,794	646
10/1/2015	Myrtle Beach	SC	—	510	3,921	260		510	4,181	4,691	137
3/30/2015	North Charleston / Dorchester Road	SC	3,213	280	5,814	82		280	5,896	6,176	273
10/1/2015	North Charleston / Rivers Ave	SC	6,176	1,250	8,753	682		1,250	9,435	10,685	307
8/26/2004	Summerville	SC	—	450	4,454	267		450	4,721	5,171	1,580
12/11/2014	Taylors	SC	5,323	1,433	6,071	183		1,433	6,254	7,687	335
9/16/2016	Antioch	TN	—	2,056	3,921	17		2,056	3,938	5,994	35
7/2/2012	Bartlett	TN	—	632	3,798	147		632	3,945	4,577	470
4/15/2011	Cordova / Houston Levee Rd	TN	1,977	652	1,791	131		652	1,922	2,574	331
7/1/2005	Cordova / N Germantown Pkwy 1	TN	3,306	852	2,720	521		852	3,241	4,093	1,084
11/1/2013	Cordova / N Germantown Pkwy 2	TN	6,794	8,187	4,628	227		8,187	4,855	13,042	1,223
1/5/2007	Cordova / Patriot Cove	TN	—	894	2,680	235		894	2,915	3,809	797
11/30/2012	Franklin	TN	—	3,357	8,984	278		3,357	9,262	12,619	1,039
10/1/2015	Knoxville / Ebenezer Rd	TN	7,392	470	13,299	211		470	13,510	13,980	436
10/1/2015	Knoxville / Lovell Rd	TN	5,202	1,360	8,475	209		1,360	8,684	10,044	279
10/1/2015	Lenoir City	TN	5,550	850	10,738	453		850	11,191	12,041	363
7/2/2012	Memphis / Covington Way	TN	—	274	2,623	88		274	2,711	2,985	323
2/2/2016	Memphis / Gateway Dr	TN	—	305	3,345	40		305	3,385	3,690	82
10/1/2015	Memphis / Hollywood St	TN	—	570	8,893	315		570	9,208	9,778	294
11/17/2016	Memphis / Kirby Pkwy	TN	—	907	2,873	1		907	2,874	3,781	12
2/2/2016	Memphis / Madison Ave	TN	—	193	2,070	1		193	2,071	2,264	48
11/30/2012	Memphis / Mt Moriah	TN	2,533	1,617	2,875	478		1,617	3,353	4,970	358
11/1/2013	Memphis / Mt Moriah Terrace	TN	7,925	1,313	2,928	296		1,313	3,224	4,537	530
7/2/2012	Memphis / Raleigh/LaGrange	TN	—	110	1,280	86		110	1,366	1,476	170
11/1/2013	Memphis / Riverdale Bend	TN	4,236	803	4,635	236		803	4,871	5,674	728
11/30/2012	Memphis / Summer Ave 1	TN	3,313	1,040	3,867	423		1,040	4,290	5,330	473
9/16/2016	Memphis / Summer Ave 2	TN	—	578	2,548	10		578	2,558	3,136	22
11/17/2016	Memphis / Winchester Rd	TN	—	1,301	4,722	4		1,301	4,726	6,027	20
4/13/2006	Nashville	TN	8,263	390	2,598	1,279		390	3,877	4,267	1,341
11/22/2006	Allen	TX	4,312	901	5,553	309		901	5,862	6,763	1,626
8/26/2004	Arlington / E Pioneer Pkwy	TX	3,181	534	2,525	619		534	3,144	3,678	1,165
10/1/2015	Arlington / Randol Mill Rd	TX	—	630	5,214	365		630	5,579	6,209	187
4/15/2015	Arlington / US 287 Frontage Rd	TX	2,633	567	5,340	353		567	5,693	6,260	272
4/15/2015	Arlington / Watson Rd	TX	2,647	698	3,862	258		698	4,120	4,818	209
1/13/2015	Austin / 1st Street	TX	4,139	807	7,689	170		807	7,859	8,666	406
1/13/2015	Austin / Brodie Lane	TX	5,717	1,155	8,552	187		1,155	8,739	9,894	461
8/26/2004	Austin / Burnet Rd	TX	8,759	870	4,455	532		870	4,987	5,857	1,686
1/13/2015	Austin / Capital of Texas Hwy	TX	10,175	10,117	13,248	163		10,117	13,411	23,528	693
11/1/2013	Austin / McNeil Dr	TX	4,846	3,411	4,502	83		3,411	4,585	7,996	740
8/8/2014	Austin / North Lamar Blvd	TX	4,949	1,047	9,969	186		1,047	10,155	11,202	638
1/14/2016	Austin / Slaughter Creek Dr	TX	—	2,039	8,006	443		2,039	8,449	10,488	214
4/14/2015	Baytown	TX	6,486	619	7,861	90		619	7,951	8,570	311
1/14/2016	Belton	TX	—	801	2,550	444		801	2,994	3,795	83
1/14/2016	Cedar Park	TX	—	655	8,191	119		655	8,310	8,965	215
4/15/2015	Coppell / Belt Line Rd	TX	4,295	724	5,743	206		724	5,949	6,673	271
10/1/2015	Coppell / Denton Tap Rd	TX	—	2,270	9,333	158		2,270	9,491	11,761	307
4/15/2015	Dallas / Clark Rd	TX	4,910	1,837	8,426	395		1,837	8,821	10,658	407
8/26/2004	Dallas / E Northwest Hwy	TX	15,213	4,432	6,181	1,371		4,432	7,552	11,984	2,514
4/13/2006	Dallas / Garland Rd	TX	4,475	337	2,216	642		337	2,858	3,195	1,056
4/15/2015	Dallas / Haskell Ave	TX	—	275	11,183	278		275	11,461	11,736	516
5/4/2006	Dallas / Inwood Rd	TX	13,330	1,980	12,501	565		1,979	13,067	15,046	3,721
4/15/2015	Dallas / Lyndon B Johnson Freeway	TX	4,546	1,729	7,876	437		1,729	8,313	10,042	384
11/1/2013	Dallas / N Central Expressway	TX	16,794	13,392	15,019	778		13,392	15,797	29,189	1,351
7/2/2012	Dallas / Preston Rd 1	TX	5,113	921	7,656	140		921	7,796	8,717	939
8/10/2012	Dallas / Preston Rd 2	TX	4,278	2,542	3,274	283		2,542	3,557	6,099	485
4/15/2015	Dallas / Shiloh Rd	TX	3,243	781	7,104	317		781	7,421	8,202	342
10/1/2015	Dallas / W Northwest Hwy	TX	—	1,320	6,547	460		1,320	7,007	8,327	233
4/15/2015	Dallas / Walton Walker Blvd	TX	2,904	547	5,970	301		547	6,271	6,818	290
4/15/2015	DeSoto	TX	5,322	821	8,298	234		821	8,532	9,353	387
4/15/2015	Duncanville / E Hwy 67	TX	3,991	1,328	4,997	251		1,328	5,248	6,576	245
4/15/2015	Duncanville / E Wheatland Rd	TX	3,650	793	7,062	233		793	7,295	8,088	341
10/1/2015	El Paso / Desert Blvd	TX	—	890	3,207	288		890	3,495	4,385	109
10/1/2015	El Paso / Dyer St	TX	—	1,510	5,034	433		1,510	5,467	6,977	179
10/1/2015	El Paso / Joe Battle Blvd 1	TX	—	1,010	5,238	251		1,010	5,489	6,499	181
10/1/2015	El Paso / Joe Battle Blvd 2	TX	—	850	2,775	262		850	3,037	3,887	102
10/1/2015	El Paso / Woodrow Bean Dr	TX	—	420	1,752	176		420	1,928	2,348	65
5/8/2013	Euless / Mid/Cities Blvd	TX	4,240	1,374	5,636	137		1,374	5,773	7,147	571
4/1/2011	Euless / W Euless Blvd	TX	2,810	671	3,213	2,036		671	5,249	5,920	811
12/9/2013	Fort Worth / Mandy Lane	TX	2,060	2,033	2,495	154		2,033	2,649	4,682	239
10/25/2016	Fort Worth / Mansfield Hwy	TX	—	772	5,880	63		772	5,943	6,715	38
8/26/2004	Fort Worth / W Rosedale St	TX	4,000	631	5,794	425		630	6,220	6,850	2,093
11/4/2013	Fort Worth / White Settlement Rd	TX	3,585	3,158	2,512	89		3,158	2,601	5,759	229
11/4/2013	Garland / Beltline Rd	TX	3,267	1,424	2,209	217		1,424	2,426	3,850	226
4/15/2015	Garland / Texas 66	TX	4,598	991	6,999	200		991	7,199	8,190	335
1/7/2016	Georgetown / Dawn Dr	TX	—	1,055	5,843	482		1,055	6,325	7,380	161
8/26/2004	Grand Prairie / N Hwy 360 1	TX	2,370	551	2,330	609		551	2,939	3,490	996
8/10/2012	Grand Prairie / N Hwy 360 2	TX	3,048	2,327	1,551	189		2,327	1,740	4,067	242
3/21/2016	Houston / Eldridge Pwy	TX	—	3,428	6,423	252		3,428	6,675	10,103	143
10/6/2016	Houston / Fuqua St	TX	—	931	5,864	94		931	5,958	6,889	39
2/5/2014	Houston / Katy Fwy 1	TX	—	1,767	12,368	55		1,767	12,423	14,190	921
11/13/2015	Houston / Katy Fwy 2	TX	—	6,643	7,551	603		6,643	8,154	14,797	248
12/14/2010	Houston / Ryewater Dr	TX	—	402	1,870	240		402	2,110	2,512	402
10/1/2015	Houston / Senate Ave	TX	—	1,510	5,235	342		1,510	5,577	7,087	180
11/1/2013	Houston / South Main	TX	4,196	2,017	4,181	304		2,017	4,485	6,502	772
4/13/2006	Houston / Southwest Freeway	TX	8,555	2,596	8,735	419		2,596	9,154	11,750	2,650
2/29/2012	Houston / Space Center Blvd	TX	5,470	1,036	8,133	288		1,036	8,421	9,457	1,079
4/15/2015	Irving / N State Hwy 161	TX	—	951	5,842	265		951	6,107	7,058	276
4/15/2015	Irving / Story Rd	TX	—	585	5,445	262		585	5,707	6,292	260
10/1/2015	Kemah	TX	12,305	2,720	26,547	434		2,720	26,981	29,701	871
1/7/2016	Killeen / Fort Hood St	TX	—	1,683	6,447	353		1,683	6,800	8,483	172
11/4/2013	Killeen / Jasper Rd	TX	2,601	1,207	1,688	456		1,207	2,144	3,351	216
12/14/2010	La Porte	TX	—	1,608	2,351	353		1,608	2,704	4,312	544
8/12/2016	Lewisville / Interstate 35 E	TX	—	1,804	8,056	25		1,804	8,081	9,885	86
4/15/2015	Lewisville / State Hwy 121	TX	4,929	2,665	6,399	272		2,665	6,671	9,336	305
1/7/2016	Manor / Harris Branch Pkwy	TX	—	2,501	9,582	403		2,501	9,985	12,486	258
4/15/2015	Mansfield	TX	4,243	925	7,411	225		925	7,636	8,561	356
4/15/2015	Mesquite	TX	5,536	1,910	6,580	401		1,910	6,981	8,891	309
6/2/2016	Midland / 2504 N Loop 250 W	TX	—	1,469	5,666	281		1,469	5,947	7,416	84
10/1/2015	Midland / Andrews Hwy	TX	—	1,430	8,353	501		1,430	8,854	10,284	290
6/2/2016	Midland / Caldera Blvd	TX	—	2,263	7,451	192		2,263	7,643	9,906	112
10/1/2015	Midland / Loop 250 N	TX	—	1,320	10,291	323		1,320	10,614	11,934	345
6/2/2016	Odessa / Grandview Ave	TX	—	2,084	7,844	178		2,084	8,022	10,106	110
6/2/2016	Odessa / Kermit Hwy	TX	—	2,228	7,855	163		2,228	8,018	10,246	113
10/1/2015	Pearland	TX	5,738	3,400	7,812	213		3,400	8,025	11,425	260
4/15/2015	Plano / 14th Street	TX	5,354	1,681	7,606	231		1,681	7,837	9,518	358
4/15/2015	Plano / K Ave 1	TX	5,445	1,631	8,498	507		1,631	9,005	10,636	425
4/15/2015	Plano / K Ave 2	TX	4,041	1,298	5,293	175		1,298	5,468	6,766	248
11/22/2006	Plano / Plano Parkway	TX	5,080	1,010	6,203	564		1,010	6,767	7,777	1,885
11/22/2006	Plano / Spring Creek	TX	4,413	614	3,775	379		613	4,155	4,768	1,180
11/1/2013	Plano / Wagner Way	TX	5,890	2,753	4,353	151		2,753	4,504	7,257	824
10/6/2016	Rosenberg	TX	—	1,308	5,687	28		1,308	5,715	7,023	36
8/10/2006	Rowlett	TX	2,046	1,002	2,601	1,490		1,003	4,090	5,093	915
8/26/2004	San Antonio / Culebra Rd	TX	2,152	1,269	1,816	739		1,270	2,554	3,824	1,032
12/14/2007	San Antonio / DeZavala Rd	TX	6,063	2,471	3,556	1,439	(e)	2,471	4,995	7,466	896
10/6/2016	San Antonio / Loop 1604 W	TX	—	1,549	6,604	30		1,549	6,634	8,183	42
10/23/2015	San Antonio / San Pedro Ave	TX	—	1,140	7,560	225		1,140	7,785	8,925	246
8/26/2004	San Antonio / Westchase Dr	TX	2,420	253	1,496	280		253	1,776	2,029	637
10/1/2015	Seabrook	TX	—	1,910	8,564	246		1,910	8,810	10,720	291
4/13/2006	South Houston	TX	2,791	478	4,069	857		478	4,926	5,404	1,620
7/2/2012	Spring / I/45 North	TX	3,544	506	5,096	493		506	5,589	6,095	685
8/2/2011	Spring / Treaschwig Rd	TX	1,873	978	1,347	249		979	1,595	2,574	271
2/24/2015	The Woodlands	TX	7,744	1,511	11,861	221		1,511	12,082	13,593	603
4/8/2015	Trenton	TX	—	300	2,375	3,696		300	6,071	6,371	129
10/1/2015	Weatherford	TX	—	630	5,932	485		630	6,417	7,047	228
4/15/2016	West Spicewood	TX	—	2,722	8,122	76		2,722	8,198	10,920	158

Date acquired or development completed	Store Name	State	Debt	Land initial cost	Building and improvements initial cost	Adjustments and costs subsequent to acquisition	Notes	Gross carrying amount at December 31, 2016			Accumulated depreciation
								Land	Building and improvements	Total
10/20/2010	East Millcreek	UT	2,934	986	3,455	2,658		986	6,113	7,099	639
11/23/2010	Murray / Cottonwood St	UT	3,611	571	986	2,340		571	3,326	3,897	576
10/4/2016	Murray / Van Winkle Expressway	UT	—	—	8,511	3		—	8,514	8,514	84
4/1/2011	Orem	UT	1,918	841	2,335	308		841	2,643	3,484	434
6/1/2004	Salt Lake City	UT	3,293	642	2,607	459		642	3,066	3,708	1,086
7/1/2005	Sandy / South 700 East 1	UT	5,051	1,349	4,372	795		1,349	5,167	6,516	1,620
9/28/2012	Sandy / South 700 East 2	UT	8,688	2,063	5,202	1,539		2,063	6,741	8,804	681
11/23/2010	West Jordan	UT	2,041	735	2,146	484		735	2,630	3,365	503
7/1/2005	West Valley City	UT	2,574	461	1,722	193		461	1,915	2,376	658
7/2/2012	Alexandria / N Henry St	VA	15,659	5,029	18,943	1,641		5,029	20,584	25,613	2,198
6/6/2007	Alexandria / S Dove St	VA	—	1,620	13,103	1,870		1,620	14,973	16,593	3,766
10/20/2010	Arlington	VA	—	—	4,802	937		—	5,739	5,739	2,643
11/1/2013	Burke	VA	11,779	11,534	7,347	75		11,534	7,422	18,956	1,503
10/1/2015	Chantilly	VA	6,261	1,100	10,606	450		1,100	11,056	12,156	359
1/7/2014	Chesapeake / Bruce Rd	VA	5,906	1,074	9,464	141		1,074	9,605	10,679	751
1/7/2014	Chesapeake / Military Hwy	VA	2,468	332	4,106	172		332	4,278	4,610	341
1/7/2014	Chesapeake / Poplar Hill Rd	VA	5,826	540	9,977	146		541	10,122	10,663	782
1/7/2014	Chesapeake / Woodlake Dr	VA	8,512	4,014	14,872	133		4,014	15,005	19,019	1,154
5/26/2011	Dumfries	VA	12,001	932	9,349	184		932	9,533	10,465	1,468
11/30/2012	Falls Church / Hollywood Rd	VA	8,574	5,703	13,307	337		5,703	13,644	19,347	1,523
7/1/2005	Falls Church / Seminary Rd	VA	9,097	1,259	6,975	706		1,259	7,681	8,940	2,398
11/30/2012	Fredericksburg / Jefferson Davis Hwy	VA	2,963	1,438	2,459	189		1,438	2,648	4,086	325
7/2/2012	Fredericksburg / Plank Rd 1	VA	4,115	2,128	5,398	122		2,128	5,520	7,648	655
10/1/2015	Fredericksburg / Plank Rd 2	VA	—	3,170	6,717	156		3,170	6,873	10,043	224
12/18/2014	Glen Allen	VA	4,921	609	8,220	116		609	8,336	8,945	439
10/1/2015	Hampton / Big Bethel Rd	VA	4,075	550	6,697	222		550	6,919	7,469	232
10/1/2015	Hampton / LaSalle Ave	VA	—	610	8,883	170		610	9,053	9,663	302
1/7/2014	Hampton / Pembroke Ave	VA	7,703	7,849	7,040	164		7,849	7,204	15,053	565
9/16/2016	Herndon / Spring St	VA	—	7,435	12,713	50		7,435	12,763	20,198	109
10/1/2015	Manassas	VA	—	750	6,242	337		750	6,579	7,329	216
1/7/2014	Newport News / Denbigh Blvd	VA	5,495	4,619	5,870	184		4,619	6,054	10,673	480
1/7/2014	Newport News / J Clyde Morris Blvd	VA	5,266	4,838	6,124	177		4,838	6,301	11,139	503
1/7/2014	Newport News / Tyler Ave	VA	4,435	2,740	4,955	158		2,740	5,113	7,853	421
1/7/2014	Norfolk / Granby St	VA	4,723	1,785	8,543	120		1,785	8,663	10,448	675
1/7/2014	Norfolk / Naval Base Rd	VA	4,214	4,078	5,975	155		4,078	6,130	10,208	497
3/17/2015	Portsmouth	VA	2,633	118	4,797	287		118	5,084	5,202	260
11/17/2016	Reston	VA	—	13,957	12,526	—		13,957	12,526	26,483	54
1/7/2014	Richmond / Hull St	VA	6,363	2,016	9,425	136		2,016	9,561	11,577	745
1/7/2014	Richmond / Laburnum Ave	VA	8,216	5,945	7,613	197		5,945	7,810	13,755	625
1/7/2014	Richmond / Midlothian Turnpike	VA	4,851	2,735	5,699	160		2,735	5,859	8,594	467
1/7/2014	Richmond / Old Staples Mill Rd	VA	6,702	5,905	6,869	148		5,905	7,017	12,922	563
8/26/2004	Richmond / W Broad St 1	VA	4,371	2,305	5,467	435		2,305	5,902	8,207	1,937
9/16/2016	Richmond / W Broad St 2	VA	—	5,810	13,177	58		5,810	13,235	19,045	115
10/1/2015	Sandston	VA	6,511	570	10,525	229		570	10,754	11,324	357
9/20/2012	Stafford / Jefferson Davis Hwy	VA	4,691	1,172	5,562	161		1,172	5,723	6,895	673
1/23/2009	Stafford / SUSA Dr	VA	4,233	2,076	5,175	156		2,076	5,331	7,407	1,120
1/7/2014	Virginia Beach / General Booth Blvd	VA	7,119	1,142	11,721	152		1,142	11,873	13,015	919
1/7/2014	Virginia Beach / Kempsville Rd	VA	7,363	3,934	11,413	116		3,934	11,529	15,463	890
1/7/2014	Virginia Beach / Village Dr	VA	9,398	331	13,175	163		331	13,338	13,669	1,038
11/22/2016	Kent	WA	—	1,937	10,640	15		1,937	10,655	12,592	45
2/15/2006	Lakewood / 80th St	WA	5,501	1,389	4,780	322		1,390	5,101	6,491	1,549
2/15/2006	Lakewood / Pacific Hwy	WA	5,501	1,917	5,256	265		1,918	5,520	7,438	1,622
4/30/2014	Puyallup	WA	—	437	3,808	101		437	3,909	4,346	278
7/1/2005	Seattle	WA	7,040	2,727	7,241	491		2,727	7,732	10,459	2,364
2/15/2006	Tacoma	WA	3,279	1,031	3,103	157		1,031	3,260	4,291	988
7/2/2012	Vancouver	WA	2,970	709	4,280	184		709	4,464	5,173	534
Various	Other corporate assets		—	—	2,202	79,378		—	81,580	81,580	20,941
Various	Construction in progress		—	—	—	21,860		—	21,860	21,860	—
Various	Undeveloped land		—	9,368	—	—		9,368	—	9,368	—
Various	Intangible tenant relationships and lease rights		—	—	93,695	30,276		—	123,971	123,971	101,120
			$2,960,387	$1,693,124	$5,487,194	$490,990	—	$1,691,641	$5,979,667	$7,671,308	$900,861
____________________

(a)	Adjustment relates to partial disposition of land

(b)	Adjustment relates to property casualty loss

(c)	Adjustment relates to asset transfers between land, building and/or equipment

(d)	Adjustment relates to impairment charge

(e)	Adjustment relates to a purchase price adjustment

(f)	Adjustment relates to the acquisition of a joint venture partner’s interest

Activity in real estate facilities during the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Operating facilities
Balance at beginning of year	$6,392,487	$4,722,162	$4,126,648
Acquisitions	1,159,304	1,609,608	557,158
Improvements	92,480	46,696	32,861
Transfers from construction in progress	26,400	19,971	12,308
Dispositions and other	(21,223)	(5,950)	(6,813)
Balance at end of year	$7,649,448	$6,392,487	$4,722,162
Accumulated depreciation:
Balance at beginning of year	$728,087	$604,336	$496,754
Depreciation expense	174,906	123,751	109,531
Dispositions and other	(2,132)	—	(1,949)
Balance at end of year	$900,861	$728,087	$604,336
Real estate under development/redevelopment:
Balance at beginning of year	$24,909	$17,870	$6,650
Current development	23,404	27,010	23,528
Transfers to operating facilities	(26,400)	(19,971)	(12,308)
Dispositions and other	(53)	—	—
Balance at end of year	$21,860	$24,909	$17,870
Net real estate assets	$6,770,447	$5,689,309	$4,135,696
The aggregate cost of real estate for U.S. federal income tax purposes is $6,513,574.

Item 9.     Changes in an Disagreements with Accountants on Accounting and Financial Disclosure
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

(ii)	Internal Control over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.
We have audited Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Extra Space Storage Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Extra Space Storage Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Extra Space Storage Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Extra Space Storage Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
February 27, 2017

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
Item 9B.     Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2016.
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
The board of directors has adopted Corporate Governance Guidelines and charters for our Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on our website at the address and location specified above. Investors may obtain a free copy of the Code of Business Conduct and Ethics, the Corporate Governance Guidelines and the committee charters by contacting the Investor Relations Department at 2795 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121, Attn: Jeff Norman or by telephoning (801) 365-4600.
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2016.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2016.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2016.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2016.

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

10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)

Exhibit Number	Description
10.2	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.3	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 24, 2005).
10.4
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 2, 2005).

10.5
Registration Rights Agreement, dated March 27, 2007, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 28, 2007).

10.6	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.7	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).
10.8	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference to Exhibit 10.26 of Form 10-K filed on February 26, 2010)
10.9
Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 16, 2012).

10.10	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2011).
10.11
Registration Rights Agreement, dated June 21, 2013, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 21, 2013).

10.12
Letter Agreement, dated as of November 22, 2013, amending the Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space, and the Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on May 8, 2014).

10.13*	2015 Incentive Award Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2015)
10.14
Registration Rights Agreement, dated September 21, 2015, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 21, 2015).

10.15
Credit Agreement, dated as of October 14, 2016, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents, senior management agents and lead arrangers and book runners, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K

10.16*	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)
10.17*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on February 26, 2010)
10.18*
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on February 26, 2010)

10.19*	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010)
10.20*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.21*	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.22*	Extra Space Storage Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 22, 2007).
21.1	Subsidiaries of the Company(2)
23.1	Consent of Ernst & Young LLP(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit Number	Description
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
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

*     Management compensatory plan or arrangement
(1)Incorporated by reference to Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).
(2)Filed herewith.
(3)See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Date: February 27, 2017	By:	/S/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2017	By:	/S/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2017	By:	/S/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2017	By:	/S/ GRACE KUNDE
Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: February 27, 2017	By:	/S/ KENNETH M. WOOLLEY
Kenneth M. Woolley Executive Chairman

Date: February 27, 2017	By:	/S/ KARL HAAS
Karl Haas Director

Date: February 27, 2017	By:	/S/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 27, 2017	By:	/S/ DENNIS LETHAM
Dennis Letham Director

Date: February 27, 2017	By:	/S/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 27, 2017	By:	/S/ ROGER B. PORTER
Roger B. Porter Director

Date: February 27, 2017	By:	/S/ K. FRED SKOUSEN
K. Fred Skousen Director