Form 10-Q
period 2017-03-31
Extra Space Storage Inc.
filed 2017-05-05
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

2795 East Cottonwood Parkway, Suite 300
Salt Lake City, Utah 84121
(Address of principal executive offices)
Registrant’s telephone number, including area code: (801) 365-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 1, 2017, was 125,964,453.

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

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	the failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for U.S. federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets:
Real estate assets, net	$6,770,593	$6,770,447
Investments in unconsolidated real estate ventures	79,385	79,570
Cash and cash equivalents	29,311	43,858
Restricted cash	12,231	13,884
Receivables from related parties and affiliated real estate joint ventures	6,251	16,611
Other assets, net	136,586	167,076
Total assets	$7,034,357	$7,091,446
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$3,198,870	$3,213,588
Exchangeable senior notes, net	612,233	610,314
Notes payable to trusts, net	117,352	117,321
Revolving lines of credit	363,000	365,000
Accounts payable and accrued expenses	77,106	101,388
Other liabilities	79,981	87,669
Total liabilities	4,448,542	4,495,280
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 125,912,164 and 125,881,460 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,259	1,259
Additional paid-in capital	2,567,228	2,566,120
Accumulated other comprehensive income	22,816	16,770
Accumulated deficit	(355,187)	(339,257)
Total Extra Space Storage Inc. stockholders' equity	2,236,116	2,244,892
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	147,823	147,920
Noncontrolling interests in Operating Partnership	201,876	203,354
Total noncontrolling interests and equity	2,585,815	2,596,166
Total liabilities, noncontrolling interests and equity	$7,034,357	$7,091,446

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Property rental	$231,493	$199,488
Tenant reinsurance	22,855	20,555
Management fees and other income	8,660	9,360
Total revenues	263,008	229,403
Expenses:
Property operations	66,645	61,112
Tenant reinsurance	3,920	4,311
Acquisition related costs and other	—	4,053
General and administrative	18,808	23,402
Depreciation and amortization	49,432	42,897
Total expenses	138,805	135,775
Income from operations	124,203	93,628
Loss on earnout from prior acquisition	—	(1,544)
Interest expense	(35,970)	(31,359)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,269)	(1,233)
Interest income	1,102	1,714
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	89,279	62,419
Equity in earnings of unconsolidated real estate ventures	3,579	2,830
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	26,923
Income tax expense	(3,124)	(2,765)
Net income	89,734	89,407
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,951)	(3,180)
Net income allocated to Operating Partnership and other noncontrolling interests	(3,501)	(3,635)
Net income attributable to common stockholders	$82,282	$82,592
Earnings per common share
Basic	$0.65	$0.66
Diluted	$0.64	$0.66
Weighted average number of shares
Basic	125,605,403	124,754,174
Diluted	132,618,644	131,956,094
Cash dividends paid per common share	$0.78	$0.59

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$89,734	$89,407
Other comprehensive income (loss):
Change in fair value of interest rate swaps	6,334	(31,148)
Total comprehensive income	96,068	58,259
Less: comprehensive income attributable to noncontrolling interests	7,740	5,254
Comprehensive income attributable to common stockholders	$88,328	$53,005

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests					Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2016	$14,385	$41,902	$10,730	$80,903	$203,354	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166
Restricted stock grants issued	—	—	—	—	—	31,179	—		—	—	—
Restricted stock grants cancelled	—	—	—	—	—	(475)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	1,990	—	—	1,990
Redemption of Operating Partnership units for cash	—	—	—	—	(872)	—	—	(882)	—	—	(1,754)
Net income	1,818	629	676	828	3,501	—	—	—	—	82,282	89,734
Other comprehensive income	39	—	—	—	249	—	—	—	6,046	—	6,334
Distributions to Operating Partnership units held by noncontrolling interests	(1,954)	(629)	(676)	(828)	(4,356)	—	—	—	—	—	(8,443)
Dividends paid on common stock at $0.78 per share	—	—	—	—	—	—	—	—	—	(98,212)	(98,212)
Balances at March 31, 2017	$14,288	$41,902	$10,730	$80,903	$201,876	125,912,164	$1,259	$2,567,228	$22,816	$(355,187)	$2,585,815

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$89,734	$89,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,432	42,897
Amortization of deferred financing costs	3,103	2,823
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	1,269	1,233
Non-cash interest expense related to amortization of premium on notes payable	—	(354)
Compensation expense related to stock-based awards	1,990	1,710
Gain on sale of real estate assets and purchase of joint venture partner's interest	—	(26,923)
Loss on earnout from prior acquisition	—	(1,544)
Distributions from unconsolidated real estate ventures in excess of earnings	1,123	998
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	(1,438)	(2,878)
Other assets	4,336	(5,276)
Accounts payable and accrued expenses	(30,069)	(5,642)
Other liabilities	(6,359)	(985)
Net cash provided by operating activities	113,121	95,466
Cash flows from investing activities:
Acquisition of real estate assets	(39,136)	(234,820)
Development and redevelopment of real estate assets	(5,246)	(6,543)
Change in restricted cash	1,653	(1,265)
Investment in unconsolidated real estate ventures	(1,519)	(4,794)
Return of investment in unconsolidated real estate ventures	581	318
Purchase/issuance of notes receivable	—	(10,656)
Principal payments received from notes receivable	44,869	—
Purchase of equipment and fixtures	(1,292)	(908)
Net cash used in investing activities	(90)	(258,668)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	73,574
Repurchase of exchangeable senior notes	—	(19,639)
Proceeds from notes payable and revolving lines of credit	169,000	195,976
Principal payments on notes payable and revolving lines of credit	(187,916)	(32,859)
Deferred financing costs	(253)	(1,286)
Net proceeds from exercise of stock options	—	13
Proceeds from termination of interest rate cap	—	1,650
Redemption of Operating Partnership units held by noncontrolling interests	(1,754)	—
Dividends paid on common stock	(98,212)	(73,827)
Distributions to noncontrolling interests	(8,443)	(6,446)
Net cash provided by (used in) financing activities	(127,578)	137,156
Net decrease in cash and cash equivalents	(14,547)	(26,046)
Cash and cash equivalents, beginning of the period	43,858	75,799
Cash and cash equivalents, end of the period	$29,311	$49,753

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Supplemental schedule of cash flow information
Interest paid	$37,570	$24,873
Income taxes paid	5,059	4,835
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	$(12)
Common stock and paid-in capital	—	12
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$—	$272
Additional paid-in capital	—	(272)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$4,797	$—
Development and redevelopment of real estate assets	990	—
Other liabilities	(5,787)	—
Distribution of real estate from investments in unconsolidated real estate ventures
Real estate assets, net	$—	$17,261
Investments in unconsolidated real estate ventures	—	(17,261)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2017, the Company had direct and indirect equity interests in 1,020 stores. In addition, the Company managed 421 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,441. These stores are located in 38 states, Washington, D.C. and Puerto Rico.

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. The rental operations activities include rental operations of stores in which we have an ownership interest. No single tenant accounts for more than 5.0% of rental income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s stores. The Company’s property management, acquisition and development activities include managing, acquiring and developing stores.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company has determined that its property rental revenue and tenant reinsurance revenue will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts and insurance contracts, which are excluded from its scope. The Company's management fee revenue will be included in the scope of the standard. However, based on the Company's initial assessment, it appears that revenue recognized under the standard will not differ materially from revenue recognized under existing guidance. The Company continues to assess the potential impacts of ASU 2014-09. The Company anticipates adopting the standard using the modified retrospective transition method as of January 1, 2018.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at their present value and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and depreciation expense is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require re-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted this guidance on January 1, 2017. The adoption of ASU 2016-05 did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance prospectively on January 1, 2017, and prior periods have not been adjusted. As a result of the adoption of this guidance, the Company no longer presents the tax effects from vesting of restricted stock grants and stock option exercises on its condensed consolidated statement of noncontrolling interests and equity.

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

In October 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)," which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which provides guidance on whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Specifically, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. Additionally, ASU 2017-01 also provides other guidance providing a more robust framework to use in determining whether a set of assets and activities is a business. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for transactions for which the acquisition or disposition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued. The Company adopted ASU 2017-01 for new acquisitions beginning on January 1, 2017. The costs related to the acquisitions of stores that qualify as asset acquisitions will be capitalized as part of the purchase.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$28,744	$—	$28,744	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(1,073)	$—	$(1,073)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2017 or December 31, 2016.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of March 31, 2017, the Company had one parcel of undeveloped land and 36 operating stores classified as held for sale. The estimated fair value less selling costs of each of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded.

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

In connection with the Company’s acquisition of stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their relative fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs, for those qualifying as asset acquisitions, are capitalized as a component of the cost of the assets acquired.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$124,837	$120,230	$125,642	$120,230
Fixed rate notes receivable	$21,649	$20,608	$53,450	$52,201
Fixed rate notes payable and notes payable to trusts	$2,329,582	$2,360,128	$2,404,996	$2,417,558
Exchangeable senior notes	$691,554	$638,170	$706,827	$638,170

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended March 31, 2017 and 2016, options to purchase approximately 103,854 and 67,812 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended March 31, 2017 and 2016 was $75.47 and $86.91, respectively. The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2017	2016
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	555,216	482,133
Series C Units	392,727	341,032
Series D Units	1,071,983	157,747
	2,019,926	980,912

The Operating Partnership had $63,170 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of March 31, 2017. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $53.81 per share as of March 31, 2017, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of March 31, 2017. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $94.47 per share as of March 31, 2017, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay such exchange obligation, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

computation. For the three months ended March 31, 2017 and 2016, 336,848 and 441,598 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three months ended March 31, 2017 and 2016, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during these periods.

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

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$82,282	$82,592
Earnings and dividends allocated to participating securities	(197)	(165)
Earnings for basic computations	82,085	82,427
Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	4,049	5,474
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(1,271)	(1,271)
Net income for diluted computations	$84,863	$86,630

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	125,605,403	124,754,174
OP Units	5,596,191	5,621,470
Series A Units	875,480	875,480
Shares related to exchangeable senior notes and dilutive stock options	541,570	704,970
Average number of common shares outstanding - diluted	132,618,644	131,956,094
Earnings per common share
Basic	$0.65	$0.66
Diluted	$0.64	$0.66

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.	STORE ACQUISITIONS

The following table shows the Company’s acquisitions of operating stores for the three months ended March 31, 2017. The table excludes purchases of raw land or improvements made to existing assets.

			Consideration Paid		Total
Property Location	Number of Stores	Date of Acquisition	Cash Paid	Net Liabilities/(Assets) Assumed	Real estate assets
Illinois	1	2/1/2017	$9,020	$8	$9,028
Georgia	1	1/6/2017	16,521	7	16,528
2017 Totals	2		$25,541	$15	$25,556

6.	VARIABLE INTERESTS

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

Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of March 31, 2017:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	119,590	$3,590	$116,000	—
Unamortized debt issuance costs	(2,238)
	$117,352

The Company had no consolidated VIEs during the three months ended March 31, 2017.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that an additional $4,209 will be reclassified as an increase to interest expense.

The Company held 28 derivative financial instruments which had a total combined notional amount of $2,052,010 as of March 31, 2017.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:	Fair Value
Other assets	$28,744	$23,844
Other liabilities	$(1,073)	$(2,447)

Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended March 31,
Type	2017	2016		2017	2016
Swap Agreements	$3,006	$(34,960)	Interest expense	$(3,330)	$(4,454)

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

As of March 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,361. As of March 31, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $1,361, including accrued interest.

8.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of March 31, 2017 was approximately 10.58 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of March 31, 2017 was approximately 18.58 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

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

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended March 31, 2017. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending June 30, 2017. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended March 31, 2017.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the 2013 Notes and 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discounts are being amortized as interest expense over the remaining period of the debt through its first redemption date: July 1, 2018 for the 2013 Notes, and October 1, 2020 for the 2015 Notes. The effective interest rate on the liability components of both the 2013 Notes and the 2015 Notes is 4.0%, which approximated the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	March 31, 2017	December 31, 2016
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$63,170	$63,170
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(992)	(1,187)
Unamortized discount - equity component - 2015 Notes	(16,281)	(17,355)
Unamortized cash discount - 2013 Notes	(234)	(281)
Unamortized debt issuance costs	(8,430)	(9,033)
Net carrying amount of liability components	$612,233	$610,314

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Contractual interest	$4,867	$4,882
Amortization of discount	1,269	1,233
Total interest expense recognized	$6,136	$6,115

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
Information about the repurchases is as follows:

February 2016
Principal amount repurchased	$19,639
Amount allocated to:
Extinguishment of liability component	$18,887
Reacquisition of equity component	12,132
Total consideration paid for repurchase	$31,019
Exchangeable senior notes repurchased	$19,639
Extinguishment of liability component	(18,887)
Discount on exchangeable senior notes	(716)
Related debt issuance costs	(36)
Gain/(loss) on repurchase	$—

9.	STOCKHOLDERS’ EQUITY

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

During the quarter ended March 31, 2017, the Company did not issue any shares and had $349,375 available for issuance under the existing equity distribution agreements.

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

Series C Convertible Redeemable Preferred Units
The Company completed the purchase of twelve stores in California between December 2013 and May 2014. The Company previously held 35% interests in five of these stores and a 40% interest in one store through six separate joint ventures. These stores were acquired in exchange for a total of approximately $45,722 of cash, the assumption of $37,532 in existing debt, and the issuance of 704,016 Series C Units valued at $30,960.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The outstanding Series C Units have a liquidation value of $42.10 per unit for a fixed liquidation value of $29,639. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution per OP Unit plus $0.18. Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance, divided by four. These distributions are cumulative. The Series C Units became redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units are convertible into OP Units at the option of the holder at a rate of 0.9145 OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.

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
On June 10, 2016, the Operating Partnership completed the acquisition of four stores located in Illinois. These stores were acquired in exchange for 2,201,467 Series D-3 Preferred Units ("D-3 Units") valued at $55,037.
In December 2014, the Operating Partnership completed the acquisition of a store located in Florida. This store was acquired in exchange for $5,621 in cash and 548,390 Series D-1 Preferred Units ("D-1 Units," and together with the D-3 Units and D-4 Units, "Series D Units") valued at $13,710.

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $80,903. Holders of the Series D Units receive distributions at an annual rate between 3.5% to 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, the D-3 Units are convertible into OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per D-3 Unit, divided by the value of a share of common stock as of the exchange date.

11.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 91.2% ownership interest in the Operating Partnership as of March 31, 2017. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 8.8% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at March 31, 2017 was $74.84 and there were 5,584,242 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2017 and the

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Company elected to pay the OP Unit holders cash, the Company would have paid $417,925 in cash consideration to redeem the units.

During the quarter, 23,796 OP Units were redeemed for $1,754 in cash.

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

Other noncontrolling interests represent the ownership interests of a third party in one consolidated joint venture as of March 31, 2017. This joint venture owns an operating store in Texas. The voting interests of the third-party owner are 20.0%.

13.	EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES—GAIN ON SALE OF REAL ESTATE AND PURCHASE OF JOINT VENTURE PARTNER'S INTEREST

On February 2, 2016, the Company acquired six stores from its VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. These stores are located in Florida, Maryland, Nevada, New York, and Tennessee. The Company owns 45.04% of VRS, with the other 54.96% owned by affiliates of Prudential Global Investment Management ("Prudential"). VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the stores of $17,261. Immediately after the distribution, the Company acquired Prudential’s 54.96% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, the Company determined that the fair value of its investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and the Company recorded a gain of $26,923 during the three months ended March 31, 2016 as a result of remeasuring to fair value its existing equity interest in ESP 122. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest on the Company’s condensed consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $98,082, which includes total cash paid, the investment in ESP 122, and the step acquisition gain, less net assets acquired.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

14.    SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for wholly-owned stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	March 31, 2017	December 31, 2016
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$79,385	$79,570
Total assets
Rental operations	$6,729,670	$6,731,292
Tenant reinsurance	33,611	44,524
Property management, acquisition and development	271,076	315,630
	$7,034,357	$7,091,446

	For the Three Months Ended March 31,
	2017	2016
Statement of Operations
Total revenues
Rental operations	$231,493	$199,488
Tenant reinsurance	22,855	20,555
Property management, acquisition and development	8,660	9,360
	263,008	229,403
Operating expenses, including depreciation and amortization
Rental operations	115,357	101,698
Tenant reinsurance	3,920	4,311
Property management, acquisition and development	19,528	29,766
	138,805	135,775
Income (loss) from operations
Rental operations	116,136	97,790
Tenant reinsurance	18,935	16,244
Property management, acquisition and development	(10,868)	(20,406)
	124,203	93,628
Loss on earnout from prior acquisition
Property management, acquisition and development	—	(1,544)
Interest expense
Rental operations	(34,821)	(30,565)
Property management, acquisition and development	(1,149)	(794)
	(35,970)	(31,359)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(1,269)	(1,233)
Interest income
Property management, acquisition and development	1,102	1,714

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	1,213	1,213
Equity in earnings of unconsolidated real estate ventures
Rental operations	3,579	2,830
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest
Property management, acquisition and development	—	26,923
Income tax (expense) benefit
Rental operations	(463)	(845)
Tenant reinsurance	(3,263)	(2,663)
Property management, acquisition and development	602	743
	(3,124)	(2,765)
Net income (loss)
Rental operations	84,431	69,210
Tenant reinsurance	15,672	13,581
Property management, acquisition and development	(10,369)	6,616
	$89,734	$89,407

	For the Three Months Ended March 31,
	2017	2016
Depreciation and amortization expense
Rental operations	$48,712	$40,586
Property management, acquisition and development	720	2,311
	$49,432	$42,897
Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development	$(39,136)	$(234,820)
Development and redevelopment of real estate assets
Property management, acquisition and development	$(5,246)	$(6,543)

15.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2017, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. Therefore, any estimate(s) of loss disclosed below represents what management believes to be an estimate of loss only for certain matters meeting these criteria and does not represent the Company’s maximum loss exposure. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company currently has a legal proceeding pending against it that includes causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of this litigation matter, the Company has a liability of $5,600 at March 31, 2017, which is included in other liabilities on the condensed consolidated balance sheet.

As of March 31, 2017, the Company was under agreement to acquire two operating stores and 13 stores to be acquired upon the completion of construction. The total purchase price of all stores with commitments was $165,581. Of these stores, six are scheduled to close in 2017. The remaining stores will close upon completion of construction, expected to occur on various dates in 2018 and 2019. Additionally, the Company is under agreement to acquire 23 stores with joint venture partners, for a total purchase price of $141,887. Eleven of these stores are scheduled to close in 2017, while the remaining twelve stores are expected to close in 2018.

Although there can be no assurance, the Company is not aware of any material environmental liability, for which it believes it will be ultimately responsible, that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s stores, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to its stores could result in future material environmental liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2016. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2016 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

We derive substantially all of our revenues from rents received from tenants under leases at each of our wholly-owned stores; from our tenant reinsurance program; and from management fees on the stores we manage for joint venture partners and unaffiliated third parties. Our management fee is equal to approximately 6.0% of cash collected from the managed stores.

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

PROPERTIES

As of March 31, 2017, we owned, had ownership interests in, or managed 1,441 stores in 38 states, Washington, D.C. and Puerto Rico. Of these 1,441 stores, we owned 838 stores, we held joint venture interests in 182 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 421 stores that are owned by third parties. These operating stores contain approximately 109 million square feet of rentable space in approximately 980,000 units.

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

We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% average occupancy rate for a full year measured as of January 1 of the current year, or has been open for three years prior to January 1 of the current year.

As of March 31, 2017, approximately 865,000 tenants were leasing storage units at the 1,441 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2017, the average length of stay was approximately 14.3 months for tenants who have vacated in the last 12 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.23 for the three months ended March 31, 2017, compared to $14.49 for the three months ended March 31, 2016. Average annual rent per square foot for new leases was $16.19 for the three months ended March 31, 2017, compared to $15.57 for the three months ended March 31, 2016. The average discount, as a percentage of rental revenues, during these periods was 4.1% and 3.9%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding the occupancy of our stabilized stores by state as of March 31, 2017 and 2016. The information as of March 31, 2016 is on a pro forma basis as though all the stores owned and/or managed at March 31, 2017 were under our control as of March 31, 2016.

Stabilized Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of March 31, 2017[1]	Number of Units as of March 31, 2016	Net Rentable Square Feet as of March 31, 2017[2]	Net Rentable Square Feet as of March 31, 2016	Square Foot Occupancy % March 31, 2017	Square Foot Occupancy % March 31, 2016

Wholly-Owned Stores
Alabama	8	4,645	4,590	556,491	559,426	89.2%	90.5%
Arizona	22	13,745	13,575	1,534,438	1,537,206	93.7%	91.1%
California	143	110,239	108,443	11,410,561	11,397,438	94.9%	94.7%
Colorado	13	6,961	6,573	847,732	822,174	89.2%	92.0%
Connecticut	7	5,088	4,952	495,072	485,116	91.0%	92.1%
Florida	78	56,201	55,307	5,944,046	5,930,100	92.1%	93.1%
Georgia	49	29,575	28,783	3,770,139	3,743,076	90.7%	90.3%
Hawaii	9	8,536	8,441	602,125	599,240	94.6%	91.6%
Illinois	27	19,154	18,739	2,057,553	2,021,956	90.7%	89.1%
Indiana	15	7,866	7,741	939,659	943,111	92.6%	92.8%
Kansas	1	534	530	49,999	49,991	95.2%	94.0%
Kentucky	10	5,874	5,843	763,540	756,435	91.7%	86.9%
Louisiana	2	1,407	1,407	149,930	150,090	95.0%	90.6%
Maryland	29	22,442	22,312	2,293,005	2,292,727	91.5%	91.7%
Massachusetts	38	23,876	23,679	2,362,130	2,366,096	91.6%	91.2%
Michigan	4	2,399	2,370	324,516	324,366	94.0%	90.0%
Minnesota	1	765	765	74,550	74,550	81.2%	76.7%
Mississippi	3	1,508	1,473	217,722	220,402	91.1%	82.6%
Missouri	6	3,331	3,239	389,386	385,961	92.7%	91.9%
Nevada	15	9,118	9,115	1,313,801	1,315,241	94.2%	89.7%
New Hampshire	2	1,046	1,030	125,987	126,233	92.4%	93.2%
New Jersey	58	45,769	45,185	4,500,808	4,494,921	93.5%	91.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of March 31, 2017[1]	Number of Units as of March 31, 2016	Net Rentable Square Feet as of March 31, 2017[2]	Net Rentable Square Feet as of March 31, 2016	Square Foot Occupancy % March 31, 2017	Square Foot Occupancy % March 31, 2016

New Mexico	12	6,582	6,580	747,408	749,833	92.5%	92.3%
New York	21	19,272	19,213	1,550,487	1,548,105	91.3%	91.3%
North Carolina	12	7,851	7,796	846,955	847,705	91.4%	90.3%
Ohio	17	9,545	9,492	1,249,259	1,247,243	92.6%	90.9%
Oregon	4	2,784	2,755	327,287	326,527	93.5%	89.9%
Pennsylvania	14	9,771	9,639	1,053,544	1,043,786	90.7%	86.7%
Rhode Island	2	1,281	1,252	131,421	131,681	93.7%	90.6%
South Carolina	21	11,983	11,820	1,568,884	1,569,464	88.5%	87.8%
Tennessee	23	12,951	12,751	1,763,171	1,781,351	91.8%	88.6%
Texas	90	58,710	57,966	7,534,310	7,486,505	89.2%	88.5%
Utah	7	3,860	3,858	477,007	476,601	94.5%	95.2%
Virginia	40	30,479	29,988	3,223,201	3,219,285	91.4%	90.5%
Washington	7	4,316	4,284	509,578	509,408	96.7%	95.1%
Washington, DC	1	1,217	1,214	99,639	99,439	93.4%	89.2%
Total Wholly-Owned Stabilized	811	560,681	552,700	61,805,341	61,632,789	92.1%	91.3%

Joint-Venture Stores
Alabama	1	619	600	75,356	75,016	94.1%	92.2%
Arizona	6	3,743	3,695	429,173	428,909	95.7%	92.4%
California	47	34,052	33,572	3,282,336	3,280,883	95.0%	95.1%
Colorado	2	1,313	1,315	158,096	158,070	90.0%	91.2%
Connecticut	5	3,762	3,767	404,720	404,950	93.1%	92.0%
Delaware	1	518	596	64,510	71,610	95.0%	82.0%
Florida	12	10,045	9,901	1,005,362	1,001,393	91.3%	93.7%
Georgia	1	604	605	81,770	81,900	89.8%	86.7%
Illinois	4	2,690	2,690	288,171	287,450	91.7%	91.2%
Indiana	1	445	446	56,650	57,114	93.7%	92.6%
Kansas	2	847	848	109,525	109,565	92.5%	91.0%
Kentucky	3	1,378	1,448	153,775	171,525	91.2%	86.9%
Maryland	7	5,899	5,877	530,223	529,485	91.5%	91.7%
Massachusetts	9	5,115	5,080	534,085	535,573	91.6%	90.2%
Michigan	5	3,212	3,182	395,929	396,354	93.3%	93.0%
Missouri	1	544	541	61,375	61,075	87.5%	88.5%
Nevada	2	1,208	1,200	123,590	123,545	95.3%	92.1%
New Hampshire	2	796	801	83,685	85,061	94.0%	91.8%
New Jersey	13	10,385	10,292	1,028,426	1,028,869	92.0%	91.9%
New Mexico	2	1,051	1,044	134,403	134,115	93.3%	90.1%
New York	8	7,743	7,670	653,129	648,800	93.5%	93.2%
Ohio	5	2,878	2,857	381,732	381,462	91.2%	88.4%
Oregon	1	649	655	64,970	64,970	93.0%	96.1%
Pennsylvania	4	2,731	2,683	312,375	312,331	91.9%	88.3%
Tennessee	6	3,831	3,772	474,800	474,150	93.3%	93.9%
Texas	10	5,790	5,747	672,173	673,449	90.0%	92.5%
Virginia	7	5,097	5,076	514,037	514,132	90.9%	90.8%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of March 31, 2017[1]	Number of Units as of March 31, 2016	Net Rentable Square Feet as of March 31, 2017[2]	Net Rentable Square Feet as of March 31, 2016	Square Foot Occupancy % March 31, 2017	Square Foot Occupancy % March 31, 2016

Washington, DC	1	1,694	1,693	104,434	104,690	89.5%	91.0%
Total Joint-Venture Stabilized	168	118,639	117,653	12,178,810	12,196,446	92.9%	92.6%

Managed Stores
Alabama	11	5,747	5,569	753,514	734,403	90.7%	89.0%
Arizona	5	2,629	2,646	312,742	322,956	90.2%	88.7%
California	74	51,768	49,578	6,209,339	5,968,429	92.2%	93.0%
Colorado	16	8,991	8,378	1,069,482	1,012,894	87.6%	83.3%
Connecticut	2	1,421	1,328	182,140	172,503	93.1%	94.1%
Florida	47	32,818	32,468	3,913,454	3,909,536	92.7%	92.9%
Georgia	8	4,091	3,932	580,107	576,170	94.7%	93.1%
Hawaii	6	4,630	4,790	352,070	349,804	91.7%	92.2%
Illinois	12	7,158	7,176	743,868	744,051	90.7%	84.9%
Indiana	4	2,031	2,017	238,458	237,048	93.6%	87.1%
Kentucky	2	1,331	1,334	218,287	219,667	94.3%	89.6%
Louisiana	1	987	983	133,330	131,605	92.9%	89.7%
Maryland	20	14,539	14,463	1,410,115	1,408,617	91.5%	88.7%
Massachusetts	3	1,548	1,529	182,945	182,735	90.2%	90.9%
Michigan	6	3,357	3,353	416,485	416,350	93.3%	85.8%
Missouri	4	2,153	2,129	253,999	251,341	93.8%	85.5%
Nevada	11	9,411	9,417	1,142,296	1,141,501	93.8%	85.9%
New Jersey	5	3,182	3,178	303,200	309,355	92.9%	90.2%
New Mexico	1	824	802	108,495	103,535	91.5%	86.2%
New York	4	3,220	2,895	275,580	252,932	89.8%	90.2%
North Carolina	18	7,570	7,567	1,043,292	1,056,445	92.5%	88.9%
Ohio	5	2,283	2,217	274,870	273,850	92.8%	92.5%
Oklahoma	11	5,780	5,779	963,614	957,729	83.3%	80.4%
Oregon	1	448	447	39,430	39,435	98.1%	95.2%
Pennsylvania	18	10,774	10,649	1,248,784	1,244,635	92.2%	91.9%
South Carolina	5	3,607	3,601	448,449	446,139	91.1%	90.5%
Tennessee	4	2,281	2,143	287,694	290,523	92.8%	90.3%
Texas	25	15,047	14,971	2,111,245	2,072,303	90.0%	89.2%
Utah	5	2,764	2,538	402,727	380,047	94.6%	94.4%
Virginia	8	4,710	4,691	488,878	489,328	90.9%	90.5%
Washington	3	1,536	1,537	186,677	186,677	90.9%	91.4%
Puerto Rico	4	2,723	2,686	287,779	287,314	87.9%	85.6%
Total Managed Stabilized	350	222,036	217,468	26,674,034	26,260,546	91.5%	90.1%

Total Stabilized Stores	1,329	901,356	887,821	100,658,185	100,089,781	92.1%	91.2%

(1)	Represents unit count as of March 31, 2017, which may differ from unit count as of March 31, 2016 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of March 31, 2017, which may differ from rentable square feet as of March 31, 2016 due to unit conversions or expansions.

The following table presents additional information regarding the occupancy of our lease-up stores by state as of March 31, 2017 and 2016. The information as of March 31, 2016 is on a pro forma basis as though all the stores owned and/or managed at March 31, 2017 were under our control as of March 31, 2016.

Lease-up Store Data Based on Location

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of March 31, 2017[1]	Number of Units as of March 31, 2016	Net Rentable Square Feet as of March 31, 2017[2]	Net Rentable Square Feet as of March 31, 2016	Square Foot Occupancy % March 31, 2017	Square Foot Occupancy % March 31, 2016

Wholly-Owned Stores
Arizona	1	604	—	63,395	—	95.3%	—%
California	4	2,653	1,198	261,091	132,846	81.2%	56.8%
Florida	1	686	679	80,803	79,895	97.2%	56.6%
Georgia	5	3,133	1,259	373,783	167,109	66.0%	53.5%
Illinois	3	2,725	1,077	253,117	82,043	37.9%	3.2%
Massachusetts	2	1,987	957	139,194	85,284	62.3%	4.8%
New York	1	822	818	100,480	100,480	56.1%	92.2%
North Carolina	2	1,539	1,059	145,857	105,334	70.0%	57.3%
South Carolina	1	695	695	78,680	78,680	80.6%	53.4%
Texas	5	2,980	2,444	411,186	336,511	83.4%	62.4%
Utah	2	1,176	371	143,752	46,580	56.3%	—%
Total Wholly-Owned in Lease-up	27	19,000	10,557	2,051,338	1,214,762	69.5%	54.8%

Joint-Venture Stores
Arizona	1	604	606	62,200	62,200	93.7%	53.6%
Colorado	1	816	814	84,855	85,043	50.4%	0.7%
Florida	3	1,953	—	201,823	—	14.9%	—%
New Jersey	1	872	873	74,126	74,511	93.3%	59.4%
New York	3	3,866	2,743	209,592	130,324	57.0%	21.5%
Oregon	2	796	272	71,605	27,100	59.9%	64.8%
Texas	1	533	—	55,325	—	67.8%	—%
South Carolina	1	683	665	80,676	75,670	73.7%	33.9%
Washington	1	624	—	82,485	—	75.2%	—%
Total Joint-Venture in Lease-up	14	10,747	5,973	922,687	454,848	56.5%	32.8%

Managed Stores
Arizona	1	838	—	89,945	—	68.0%	—%
California	4	3,797	524	461,167	67,175	51.6%	39.6%
Colorado	3	1,713	1,234	198,250	142,219	63.4%	33.3%
Connecticut	1	330	—	35,105	—	68.2%	—%
Florida	7	4,771	776	432,500	86,605	33.2%	40.8%
Georgia	3	1,913	553	206,543	69,367	47.8%	62.3%
Illinois	6	3,389	—	350,018	—	43.4%	—%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of March 31, 2017[1]	Number of Units as of March 31, 2016	Net Rentable Square Feet as of March 31, 2017[2]	Net Rentable Square Feet as of March 31, 2016	Square Foot Occupancy % March 31, 2017	Square Foot Occupancy % March 31, 2016

Indiana	3	1,680	—	188,538	—	44.3%	—%
Kentucky	1	242	—	25,999	—	35.0%	—%
Maryland	3	1,965	1,194	201,658	102,701	53.1%	54.4%
Massachusetts	2	1,918	902	153,593	70,106	55.9%	62.8%
Minnesota	4	2,478	643	243,087	62,713	68.0%	21.3%
New Hampshire	1	372	—	35,196	—	47.6%	—%
New Jersey	2	1,498	990	175,615	109,952	42.9%	1.1%
North Carolina	7	4,636	1,976	500,915	242,104	50.7%	43.0%
Ohio	2	990	535	109,504	67,860	56.9%	61.3%
Oklahoma	1	508	—	68,335	—	27.8%	—%
South Carolina	4	2,744	627	332,139	67,375	38.4%	50.9%
Texas	11	8,050	566	885,524	65,409	22.6%	11.8%
Utah	1	378	—	44,149	—	76.1%	—%
Virginia	1	1,072	—	118,269	—	15.9%	—%
Wisconsin	2	1,930	—	238,013	—	32.5%	—%
Total Managed in Lease-up	71	47,986	10,520	5,169,844	1,153,586	42.2%	39.4%

Total Lease-up Stores	112	77,733	27,050	8,143,869	2,823,196	50.7%	45.0%

(1)	Represents unit count as of March 31, 2017, which may differ from unit count as of March 31, 2016 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of March 31, 2017, which may differ from rentable square feet as of March 31, 2016 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2017 and 2016

Overview
Results for the three months ended March 31, 2017 included the operations of 1,020 stores (838 wholly-owned, one in a consolidated joint venture, and 181 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2016, which included the operations of 1,018 stores (769 wholly-owned, one in a consolidated joint venture, and 248 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues:
Property rental	$231,493	$199,488	$32,005	16.0%
Tenant reinsurance	22,855	20,555	2,300	11.2%
Management fees and other income	8,660	9,360	(700)	(7.5)%
Total revenues	$263,008	$229,403	$33,605	14.6%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2017 was primarily the result of an increase of $20,639 associated with acquisitions completed in 2017 and 2016. We acquired two stores during the three months ended March 31, 2017 and 99 stores during the year ended December 31, 2016. Property rental revenue also increased by $11,289 during the three months ended March 31, 2017, as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. Occupancy at our wholly-owned stabilized stores increased to 92.1% at March 31, 2017, as compared to 91.3% at March 31, 2016. The achieved rental rate to new tenants on wholly owned stores for the three months ended March 31, 2017 increased an average of approximately 4.0% over the same period in the prior year.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to the increase in the number of stores operated. We operated 1,441 stores at March 31, 2017 compared to 1,371 stores at March 31, 2016. Additionally, average revenue per policy was higher during the three months ended March 31, 2017 when compared to the same period in the prior year.

Management Fees and Other Income—Our taxable REIT subsidiary (“TRS”), Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees generally represent approximately 6.0% of cash collected from these stores. The decrease in management fee revenues was primarily due to a decrease in the number of joint venture stores managed as a result of our acquisition of 40 wholly-owned stores from various joint ventures in 2016. We managed 182 stores for joint ventures at March 31, 2017, compared to 249 stores managed for joint ventures at March 31, 2016.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Expenses:
Property operations	$66,645	$61,112	$5,533	9.1%
Tenant reinsurance	3,920	4,311	(391)	(9.1)%
Acquisition related costs and other	—	4,053	(4,053)	(100.0)%
General and administrative	18,808	23,402	(4,594)	(19.6)%
Depreciation and amortization	49,432	42,897	6,535	15.2%
Total expenses	$138,805	$135,775	$3,030	2.2%

Property Operations—The increase in property operations expense during the three months ended March 31, 2017 is due primarily to an increase of $6,886 related to store acquisitions completed in 2017 and 2016. We acquired two operating stores during the three months ended March 31, 2017, and 99 operating stores during the year ended December 31, 2016. Property operating expenses at our lease-up stores increased by $320. These increases were partially offset by a decrease in expenses at stabilized stores of $1,271 due to decreases in office, insurance, and payroll expenses, and a decrease in expenses of $410 related to the sale of nine stores during the year ended December 31, 2016.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

Acquisition Related Costs and Other—For the three months ended March 31, 2016, these costs represented closing and other transaction costs incurred in connection with our acquisition of operating stores, which were accounted for as business combinations. On January 1, 2017, we adopted the guidance in ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. As a result of the adoption of this guidance, acquisitions of operating stores are now considered asset acquisitions, under which transaction costs are capitalized as a component of the cost of the assets acquired, rather than being expensed as incurred as required with business combinations.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the three months ended March 31, 2017 decreased when compared to the same period in the prior year primarily as a result of the accrual of $4,000 during the three months ended March 31, 2016 related to the potential settlement of a legal action. There were no such expenses during the three months ended March 31, 2017. We did not observe any other material trends in specific payroll, travel or other expenses that contributed to the decrease in general and administrative expenses.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired two operating stores during the three months ended March 31, 2017 and 99 operating stores during the year ended December 31, 2016.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Other income and expenses:
Loss on earnout from prior acquisition	$—	$(1,544)	$1,544	(100.0)%
Interest expense	(35,970)	(31,359)	(4,611)	14.7%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,269)	(1,233)	(36)	2.9%
Interest income	1,102	1,714	(612)	(35.7)%
Interest income on note receivable from Preferred Operating Partnership unit holder	1,213	1,213	—	—
Equity in earnings of unconsolidated real estate ventures	3,579	2,830	749	26.5%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	26,923	(26,923)	100.0%
Income tax expense	(3,124)	(2,765)	(359)	13.0%
Total other expense, net	$(34,469)	$(4,221)	$(30,248)	716.6%

Loss on Earnout from Prior Acquisition—During the three months ended March 31, 2016, we expensed $1,544 for an earnout on the acquisition of a small portfolio of stores that we acquired in 2014, due to the stores' operating income exceeding the original estimates. There were no similar expenses during three months ended March 31, 2017.

Interest Expense—The increase in interest expense during the three months ended March 31, 2017 was primarily the result of higher debt balances during this period when compared to the same period in the prior year. The total face value of our debt, including our lines of credit, was $4,344,781 at March 31, 2017 compared to $3,741,731 at March 31, 2016.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our

Operating Partnership. The 2013 Notes and 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The decrease for the three months ended March 31, 2017 related primarily to the decrease in notes receivable when compared to the same period in the prior year. We had $27,475 of notes receivable included in assets on the condensed consolidated balance sheets as of March 31, 2017, compared to $85,461 as of March 31, 2016.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”).

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash/profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash/profits. The increase for the three months ended March 31, 2017 compared to the same period in the prior year was primarily the result of three of our joint ventures generating cash in excess of the preferred returns, resulting in increased distributions and equity in earnings. This increase was slightly offset by a decrease in the number of stores owned by our joint ventures as a result of transactions, including the acquisition of 40 stores from joint ventures during the year ended December 31, 2016.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partner's Interest—On February 2, 2016, we acquired six stores from our VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. We recorded a gain of $26,923 as a result of re-measuring to fair value our existing equity interest. There were no such gains during the three months ended March 31, 2017.

Income Tax Expense—For the three months ended March 31, 2017, the increase in income tax expense is the result of an increase in income earned by our TRS when compared to the same period in the prior year.

Net Income Allocated to Noncontrolling Interests
The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(3,951)	$(3,180)	$(771)	24.2%
Net income allocated to Operating Partnership and other noncontrolling interests	(3,501)	(3,635)	134	(3.7)%
Total income allocated to noncontrolling interests:	$(7,452)	$(6,815)	$(637)	9.3%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—Income allocated to the Preferred Operating Partnership noncontrolling interests for the three months ended March 31, 2017 and 2016 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.6% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.1% and 4.2% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the three months ended March 31, 2017 and 2016, respectively.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$82,282	$82,592

Adjustments:
Real estate depreciation	41,913	36,436
Amortization of intangibles	6,161	4,736
Loss on earnout from prior acquisition	—	1,544
Unconsolidated joint venture real estate depreciation and amortization	1,363	1,015
Unconsolidated joint venture gain on sale of real estate and purchase of partner's interest	—	(26,923)
Distributions paid on Series A Preferred Operating Partnership units	(1,271)	(1,271)
Income allocated to Operating Partnership noncontrolling interests	7,453	6,816

Funds from operations attributable to common stockholders and unit holders	$137,901	$104,945

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 732 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2017	2016	Change
Same-store rental revenues	$206,569	$195,220	5.8%
Same-store operating expenses	57,625	58,789	(2.0)%
Same-store net operating income	$148,944	$136,431	9.2%

Same-store square foot occupancy as of quarter end	92.2%	91.4%
Properties included in same-store	732	732

Same-store revenues for the three months ended March 31, 2017 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses were lower for the three months ended March 31, 2017 due to decreases across most expense categories. The most significant decreases to expenses were in office, insurance and payroll. Decreases in expenses were partially offset by increases in marketing expenses.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Net income	$89,734	$89,407
Adjusted to exclude:
Loss on earnout from prior acquisition	—	1,544
Equity in earnings of unconsolidated real estate joint ventures	(3,579)	(2,830)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	(26,923)
Acquisition related costs and other	—	4,053
Interest expense	37,239	32,592
Depreciation and amortization	49,432	42,897
Income tax expense	3,124	2,765
General and administrative (includes stock compensation)	18,808	23,402
Management fees, other income and interest income	(10,975)	(12,287)
Net tenant reinsurance	(18,935)	(16,244)
Non same-store revenue	(24,924)	(4,268)
Non same-store expenses	9,020	2,323
Total same-store NOI	$148,944	$136,431

Same-store rental revenues	$206,569	$195,220
Same-store operating expenses	57,625	58,789
Total same-store NOI	$148,944	$136,431

CASH FLOWS

Cash flows provided by operating activities were $113,121 and $95,466, respectively for the three months ended March 31, 2017 and 2016. The increase was primarily due to a non-cash gain on the purchase of joint venture partners’ interests of $26,923 recorded during the three months ended March 31, 2016. This gain was related to the two step acquisitions of stores that were previously owned by our VRS joint venture. There were no such gains during the three months ended March 31, 2017. There were also increases in depreciation and amortization expense of $6,535 and changes in other assets of $9,612 for the three months ended March 31, 2017 when compared with the same period in the prior year. These increases were offset by a decrease in accounts payable and accrued expenses of $24,427 for the three months ended March 31, 2017, when compared to the same period in the prior year.

Cash used in investing activities was $90 and $258,668, respectively, for the three months ended March 31, 2017 and 2016. The decrease was primarily due to a decrease in cash paid for the acquisition of real estate assets of $195,684. We purchased two stores during the three months ended March 31, 2017, compared to 23 stores purchased during the three months ended March 31, 2016.  In addition, we received principal payments of $44,869 on our notes receivable during the three months ended March 31, 2017.

Cash used in financing activities was $127,578 for the three months ended March 31, 2017, compared to cash provided by financing activities of $137,156 for the three months ended March 31, 2016. The change related primarily to an increase in principal payments on notes payable and revolving lines of credit of $155,057, a decrease in net proceeds from the sale of common stock of $73,574, and a decrease in the proceeds from notes payable and revolving lines of credit of $26,976 for the three months ended March 31, 2017 when compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $29,311 available in cash and cash equivalents. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2016 and the first three months of 2017, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us.

	As of March 31, 2017
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$26,000	$100,000	2.6%	6/4/2010	6/30/2018	LIBOR plus 1.7%
Credit Line 2 (3)(4)	337,000	500,000	2.4%	10/14/2016	10/14/2020	LIBOR plus 1.4%
	$363,000	$600,000

(1)	30-day USD LIBOR

(2)	Secured by mortgages on certain real estate assets. One two-year extension available.

(3)	Unsecured. Two six-month extensions available.
(4)     Basis Rate as of March 31, 2017. Rate is subject to change based on our consolidated leverage ratio.

As of March 31, 2017, we had $4,344,781 face value of debt, resulting in a debt to total enterprise value ratio of 30.3%. As of March 31, 2017, the ratio of total fixed-rate debt and other instruments to total debt was 69.0% (including $2,141,301 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2017 was 3.1%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2017.

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

Typically, we invest in or form consolidated special purpose entities to assist us in obtaining secured permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage lien on the store or stores in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the stores. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated stores as part of our consolidated indebtedness.

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

As of March 31, 2017, we had $4,344,781 in total face value of debt, of which $1,346,484 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by $13,465 annually.

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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$124,837	$120,230	$125,642	$120,230
Fixed rate notes receivable	$21,649	$20,608	$53,450	$52,201
Fixed rate notes payable and notes payable to trusts	$2,329,582	$2,360,128	$2,404,996	$2,417,558
Exchangeable senior notes	$691,554	$638,170	$706,827	$638,170

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

We currently have several legal proceedings pending against us that include causes of action alleging wrongful foreclosure, violations of various state specific self-storage statutes, and violations of various consumer fraud acts. As a result of these litigation matters, we have a liability of $5,600 which is included in other liabilities on the consolidated balance sheets.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Letter Agreement, dated April 18, 2017, amending the Promissory Note and Waiving a Portion of the Series A Preferred Priority Return, among Extra Space Storage LP, ESS Holdings Business Trust I, H. James Knuppe and Barbara Knuppe.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 5, 2017	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)