Form 10-Q
period 2017-06-30
Extra Space Storage Inc.
filed 2017-08-04
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company; or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2017, was 126,000,114.

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

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	the failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for U.S. federal income tax purposes;

•	economic uncertainty due to the impact of war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Real estate assets, net	$6,782,788	$6,770,447
Investments in unconsolidated real estate ventures	79,294	79,570
Cash and cash equivalents	31,648	43,858
Restricted cash	16,764	13,884
Receivables from related parties and affiliated real estate joint ventures	4,676	16,611
Other assets, net	122,293	167,076
Total assets	$7,037,463	$7,091,446
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$3,429,153	$3,213,588
Exchangeable senior notes, net	614,173	610,314
Notes payable to trusts, net	117,383	117,321
Revolving lines of credit	128,000	365,000
Accounts payable and accrued expenses	92,678	101,388
Other liabilities	77,393	87,669
Total liabilities	4,458,780	4,495,280
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 125,977,670 and 125,881,460 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,260	1,259
Additional paid-in capital	2,569,965	2,566,120
Accumulated other comprehensive income	17,003	16,770
Accumulated deficit	(366,437)	(339,257)
Total Extra Space Storage Inc. stockholders' equity	2,221,791	2,244,892
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	154,490	147,920
Noncontrolling interests in Operating Partnership	200,596	203,354
Other noncontrolling interests	1,806	—
Total noncontrolling interests and equity	2,578,683	2,596,166
Total liabilities, noncontrolling interests and equity	$7,037,463	$7,091,446

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Property rental	$240,796	$211,791	$472,289	$411,279
Tenant reinsurance	24,313	21,654	47,168	42,209
Management fees and other income	10,894	10,828	19,554	20,188
Total revenues	276,003	244,273	539,011	473,676
Expenses:
Property operations	67,295	62,430	133,940	123,542
Tenant reinsurance	3,804	3,941	7,724	8,252
Acquisition related costs and other	—	3,138	—	7,191
General and administrative	21,865	20,512	40,673	43,914
Depreciation and amortization	46,632	43,950	96,064	86,847
Total expenses	139,596	133,971	278,401	269,746
Income from operations	136,407	110,302	260,610	203,930
Gain (loss) on real estate transactions, earnout from prior acquisition and impairment of real estate	(6,019)	11,358	(6,019)	9,814
Interest expense	(37,456)	(32,802)	(73,426)	(64,161)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,290)	(1,240)	(2,559)	(2,473)
Interest income	826	1,625	1,928	3,339
Interest income on note receivable from Preferred Operating Partnership unit holder	659	1,212	1,872	2,425
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	93,127	90,455	182,406	152,874
Equity in earnings of unconsolidated real estate ventures	3,838	3,358	7,417	6,188
Equity in earnings of unconsolidated real estate ventures - gain on purchase of a joint venture partner's interest	—	—	—	26,923
Income tax expense	(2,867)	(3,773)	(5,991)	(6,538)
Net income	94,098	90,040	183,832	179,447
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,430)	(3,434)	(7,381)	(6,614)
Net income allocated to Operating Partnership and other noncontrolling interests	(3,662)	(3,562)	(7,163)	(7,197)
Net income attributable to common stockholders	$87,006	$83,044	$169,288	$165,636
Earnings per common share
Basic	$0.69	$0.66	$1.34	$1.33
Diluted	$0.69	$0.66	$1.33	$1.32
Weighted average number of shares
Basic	125,673,156	124,914,467	125,639,480	124,678,293
Diluted	132,783,402	132,025,915	132,759,354	132,152,519
Cash dividends paid per common share	$0.78	$0.78	$1.56	$1.37

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$94,098	$90,040	$183,832	$179,447
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(6,101)	(18,797)	233	(49,945)
Total comprehensive income	87,997	71,243	184,065	129,502
Less: comprehensive income attributable to noncontrolling interests	6,804	6,105	14,544	11,359
Comprehensive income attributable to common stockholders	$81,193	$65,138	$169,521	$118,143

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2016	$14,385	$41,902	$10,730	$80,903	$203,354	$—	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	8,300	—	163	—	—	163
Restricted stock grants issued	—	—	—	—	—	—	90,708	1	(1)	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	—	(2,798)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	4,955	—	—	4,955
Redemption of Operating Partnership units for cash	—	—	—	—	(1,238)	—	—	—	(1,272)	—	—	(2,510)
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	6,810	—	—	—	—	—	—	—	6,810
Noncontrolling Interest in consolidated joint venture	—	—	—	—	—	1,827	—	—	—	—	—	1,827
Net income (loss)	3,101	1,257	1,352	1,671	7,184	(21)	—	—	—	—	169,288	183,832
Other comprehensive income	—	—	—	—	—	—	—	—	—	233	—	233
Distributions to Operating Partnership units held by noncontrolling interests	(3,341)	(1,257)	(1,352)	(1,671)	(8,704)	—	—	—	—	—	—	(16,325)
Dividends paid on common stock at $1.56 per share	—	—	—	—	—	—	—	—	—	—	(196,468)	(196,468)
Balances at June 30, 2017	$14,145	$41,902	$10,730	$87,713	$200,596	$1,806	125,977,670	$1,260	$2,569,965	$17,003	$(366,437)	$2,578,683

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$183,832	$179,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,064	86,847
Amortization of deferred financing costs	6,083	5,617
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	2,559	2,473
Non-cash interest expense related to amortization of premium on notes payable	—	(696)
Compensation expense related to stock-based awards	4,955	4,093
Gain on purchase of joint venture partner's interest	—	(26,923)
(Gain) loss on real estate transactions, earnout from prior acquisition and impairment of real estate	6,019	(9,814)
Distributions from unconsolidated real estate ventures in excess of earnings	2,365	1,936
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	137	1,720
Other assets	15,066	(1,186)
Accounts payable and accrued expenses	(18,090)	(402)
Other liabilities	(9,941)	(3,442)
Net cash provided by operating activities	289,049	239,670
Cash flows from investing activities:
Acquisition of real estate assets	(72,651)	(435,298)
Development and redevelopment of real estate assets	(12,274)	(14,400)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	101	17,582
Change in restricted cash	(2,880)	15,506
Investment in unconsolidated real estate ventures	(2,670)	(19,309)
Return of investment in unconsolidated real estate ventures	581	1,318
Purchase/issuance of notes receivable	—	(10,656)
Principal payments received from notes receivable	44,869	41,393
Purchase of equipment and fixtures	(4,110)	(2,128)
Net cash used in investing activities	(49,034)	(405,992)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	73,369
Repurchase of exchangeable senior notes	—	(22,192)
Proceeds from notes payable and revolving lines of credit	652,446	492,880
Principal payments on notes payable and revolving lines of credit	(686,443)	(222,923)
Deferred financing costs	(2,925)	(5,702)
Net proceeds from exercise of stock options	—	313
Proceeds from termination of interest rate cap	—	1,650
Redemption of Operating Partnership units held by noncontrolling interests	(2,510)	—
Dividends paid on common stock	(196,468)	(171,514)
Distributions to noncontrolling interests	(16,325)	(14,300)
Net cash provided by (used in) financing activities	(252,225)	131,581

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Net decrease in cash and cash equivalents	(12,210)	(34,741)
Cash and cash equivalents, beginning of the period	43,858	75,799
Cash and cash equivalents, end of the period	$31,648	$41,058

Supplemental schedule of cash flow information
Interest paid	$67,808	$59,676
Income taxes paid	7,544	8,516
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$—	$(829)
Common stock and paid-in capital	—	829
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$—	$1,267
Additional paid-in capital	—	(1,267)
Acquisitions of real estate assets
Real estate assets, net	$18,100	$65,960
Value of Operating Partnership units issued	(6,810)	(56,237)
Notes payable assumed	(9,463)	(9,723)
Other noncontrolling interests	(1,827)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$6,580	$7,567
Development and redevelopment of real estate assets	2,798	1,298
Other liabilities	(9,378)	(8,865)
Distribution of real estate from investments in unconsolidated real estate ventures
Real estate assets, net	$—	$17,261
Investments in unconsolidated real estate ventures	—	(17,261)
Disposition of real estate assets
Real estate assets, net	$—	$(7,689)
Operating Partnership units redeemed	—	7,689

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2017, the Company had direct and indirect equity interests in 1,023 stores. In addition, the Company managed 447 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,470. These stores are located in 38 states, Washington, D.C. and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

In October 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2017, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$23,510	$—	$23,510	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(2,019)	$—	$(2,019)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2017 or December 31, 2016.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of June 30, 2017, the Company had one parcel of undeveloped land and 36 operating stores classified as held for sale. The estimated fair value less selling costs of each of these operating stores is greater than the carrying value of the assets, and therefore no loss has been recorded related to the operating stores held for sale. As of June 30, 2017, the Company recorded an impairment loss of $6,100 relating to one parcel of land held for sale and an additional two parcels of undeveloped land where the carrying value was greater than the fair value.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$114,593	$120,230	$125,642	$120,230
Fixed rate notes receivable	$21,553	$20,608	$53,450	$52,201
Fixed rate notes payable and notes payable to trusts	$2,648,758	$2,663,207	$2,404,996	$2,417,558
Exchangeable senior notes	$692,462	$638,170	$706,827	$638,170

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended June 30, 2017 and 2016, options to purchase approximately 97,701 and 39,564 shares of common stock, respectively, and for the six months ended June 30, 2017 and 2016, options to purchase approximately
98,966 and 28,721 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended June 30, 2017 and 2016 was $76.68 and $90.31, respectively, and for the six months ended June 30, 2017 and 2016, the average share price was $76.08 and $88.65, respectively. The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	546,455	463,982	550,765	472,670
Series C Units	386,529	328,193	389,578	334,338
Series D Units	1,073,610	292,443	1,072,784	226,285
	2,006,594	1,084,618	2,013,127	1,033,293

The Operating Partnership had $63,170 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of June 30, 2017. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $53.54 per share as of June 30, 2017, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of June 30, 2017. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $94.24 per share as of June 30, 2017, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay such exchange obligation, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and six months ended June 30, 2017 and 2016, 356,000 and 456,768 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three and six months ended June 30, 2017 and 2016, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during these periods.

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

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$87,006	$83,044	$169,288	$165,636
Earnings and dividends allocated to participating securities	(207)	(214)	(403)	(380)
Earnings for basic computations	86,799	82,830	168,885	165,256
Earnings and dividends allocated to participating securities	—	—	—	380
Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	4,965	5,398	10,285	10,872
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(704)	(1,271)	(1,975)	(2,542)
Net income for diluted computations	$91,060	$86,957	$177,195	$173,966

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	125,673,156	124,914,467	125,639,480	124,678,293
OP Units	5,574,364	5,517,607	5,585,218	5,569,537
Series A Units	875,480	875,480	875,480	875,480
Unvested restricted stock awards included for treasury stock method	—	—	—	309,987
Shares related to exchangeable senior notes and dilutive stock options	660,402	718,361	659,176	719,222
Average number of common shares outstanding - diluted	132,783,402	132,025,915	132,759,354	132,152,519
Earnings per common share
Basic	$0.69	$0.66	$1.34	$1.33
Diluted	$0.69	$0.66	$1.33	$1.32

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.	STORE ACQUISITIONS

The following table shows the Company’s acquisitions of operating stores for the six months ended June 30, 2017. The table excludes purchases of raw land or improvements made to existing assets.

				Consideration Paid						Total
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non- controlling interests	Net Liabilities/(Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Florida	1	6/12/2017	$11,100	$4,270	$—	$—	$20	$6,810	272,400	$11,100
Florida	1	4/25/2017	7,377	7,400	—	—	(23)	—	—	7,377
Pennsylvania	1	4/11/2017	16,164	4,938	9,463	1,827	(64)	—	—	16,164
Illinois	1	2/1/2017	9,028	9,020	—	—	8	—	—	9,028
Georgia	1	1/6/2017	16,528	16,521	—	—	7	—	—	16,528
2017 Totals	5		$60,197	$42,149	$9,463	$1,827	$(52)	$6,810	272,400	$60,197

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

Losses on Earnout from Prior Acquisition

In December 2014, the Company acquired a portfolio of five stores located in New Jersey and Virginia. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, the Company recorded an estimated liability related to this earnout provision. The operating income of these stores during the earnout period was higher than expected, resulting in an increase in the estimate of the amount due to the sellers of $1,544, which was recorded as a loss and included in gain (loss) on real estate transactions, earnout from prior acquisition and impairment of real estate in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2016.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of June 30, 2017:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	119,590	$3,590	$116,000	—
Unamortized debt issuance costs	(2,207)
	$117,383

The Company had no consolidated VIEs during the six months ended June 30, 2017.

7.	DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that an additional $3,310 will be reclassified as an increase to interest expense.

The Company held 32 derivative financial instruments which had a total combined notional amount of $2,341,756 as of June 30, 2017.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:	Fair Value
Other assets	$23,510	$23,844
Other liabilities	$(2,019)	$(2,447)

Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended June 30,
Type	2017	2016		2017	2016
Swap Agreements	$(8,693)	$(23,655)	Interest expense	$(2,594)	$(4,861)

	Gain (loss) recognized in OCI For the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Six Months Ended June 30,
Type	2017	2016		2017	2016
Swap Agreements	$(5,687)	$(58,616)	Interest expense	$(5,924)	$(9,314)

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

As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,846. As of June 30, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $2,272, including accrued interest.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

8.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of June 30, 2017 was approximately 10.61 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of June 30, 2017 was approximately 18.68 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

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

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended June 30, 2017. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending September 30, 2017. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended June 30, 2017.

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

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	June 30, 2017	December 31, 2016
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$63,170	$63,170
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(797)	(1,187)
Unamortized discount - equity component - 2015 Notes	(15,186)	(17,355)
Unamortized cash discount - 2013 Notes	(187)	(281)
Unamortized debt issuance costs	(7,827)	(9,033)
Net carrying amount of liability components	$614,173	$610,314

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest	$4,867	$4,867	$9,734	$9,749
Amortization of discount	1,290	1,240	2,559	2,473
Total interest expense recognized	$6,157	$6,107	$12,293	$12,222

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

	February 2016	April 2016
Principal amount repurchased	$19,639	$2,555
Amount allocated to:
Extinguishment of liability component	$18,887	$2,476
Reacquisition of equity component	12,132	1,766
Total consideration paid for repurchase	$31,019	$4,242
Exchangeable senior notes repurchased	$19,639	$2,555
Extinguishment of liability component	(18,887)	(2,476)
Discount on exchangeable senior notes	(716)	(72)
Related debt issuance costs	(36)	(7)
Gain/(loss) on repurchase	$—	$—

9.	STOCKHOLDERS’ EQUITY

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

During the three and six months ended June 30, 2017, the Company did not issue any shares and had $349,375 available for issuance under the existing equity distribution agreements.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Under the Partnership Agreement, Series A Units in the amount of $115,000 bear a fixed priority return of 2.3% and have a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to, that of the OP Units. The Series A Units are redeemable at the option of the holder, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock. On April 18, 2017, the holders of the Series A Units and the Operating Partnership agreed to reduce the fixed priority return on the Series A Units from 5.0% to 2.3% in exchange for a reduction in the interest rate of the related loan, as more fully described below.

On June 25, 2007, the Operating Partnership loaned the holders of the Series A Units $100,000. The note receivable bears interest at 2.1%. On April 18, 2017, a loan amendment was signed modifying the maturity date of the loan to the later of the death of the Series A Unit holder or his spouse. The loan amendment also lowered the interest rate of the loan from 4.9% to 2.1%. The loan amendment was determined to be a loan modification under GAAP, and therefore no change in value was recognized. The loan is secured by the borrower’s Series A Units. The holders of the Series A Units could redeem up to 114,500 Series A Units prior to the maturity date of the loan. If any redemption in excess of 114,500 Series A Units occurs prior to the maturity date, the holder of the Series A Units is required to repay the loan as of the date of that redemption. On October 3, 2014, the holders of the Series A Units redeemed 114,500 Series A Units for $4,794 in cash and 280,331 shares of common stock. No additional redemption of Series A Units can be made without repayment of the loan. The Series A Units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units.

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

Series D Redeemable Preferred Units
On June 12, 2017, the Operating Partnership completed the acquisition of a store located in Florida. This store was acquired in exchange for $4,270 in cash and 272,400 Series D-5 Preferred Units ("D-5 Units") valued at $6,810.
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
In December 2014, the Operating Partnership completed the acquisition of a store located in Florida. This store was acquired in exchange for $5,621 in cash and 548,390 Series D-1 Preferred Units ("D-1 Units," and together with the D-3 Units, D-4 Units and D-5 Units, "Series D Units") valued at $13,710.

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $87,713. Holders of the Series D Units receive distributions at an annual rate between 3.5% to 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, the D-3 Units are convertible into OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per D-3 Unit, divided by the value of a share of common stock as of the exchange date.

11.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 91.1% ownership interest in the Operating Partnership as of June 30, 2017. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 8.9% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at June 30, 2017 was $78.09 and there were 5,574,142 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2017 and the Company elected to pay the OP Unit holders cash, the Company would have paid $435,285 in cash consideration to redeem the units.

During the quarter, 10,100 OP Units were redeemed for $756 in cash.

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

Other noncontrolling interests represent the ownership interests of a third party in two consolidated joint ventures as of June 30, 2017. One joint venture owns an operating store in Texas, and the other owns a store in Pennsylvania. The voting interests of the third-party owners are between 20.0% and 27.0%.

13.	EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES—GAIN ON PURCHASE OF JOINT VENTURE PARTNER'S INTEREST

On February 2, 2016, the Company acquired six stores from its VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. These stores are located in Florida, Maryland, Nevada, New York, and Tennessee. The Company owns 45.0% of VRS, with the other 55.0% owned by affiliates of Prudential Global Investment Management ("Prudential"). VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the stores of $17,261. Immediately after the distribution, the Company acquired Prudential’s 55.0% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, the Company determined that the fair value of its investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and the Company recorded a gain of $26,923 during the six months ended June 30, 2016 as a result of remeasuring to fair value its existing equity interest in ESP 122. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on purchase of a joint venture partner's interest on the Company’s condensed consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $98,082, which includes total cash paid, the investment in ESP 122, and the step acquisition gain, less net assets acquired.

14.    SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for consolidated joint venture stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	June 30, 2017	December 31, 2016
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$79,294	$79,570
Total assets
Rental operations	$6,734,180	$6,731,292
Tenant reinsurance	33,331	44,524
Property management, acquisition and development	269,952	315,630
	$7,037,463	$7,091,446

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Statement of Operations
Total revenues
Rental operations	$240,796	$211,791	$472,289	$411,279
Tenant reinsurance	24,313	21,654	47,168	42,209
Property management, acquisition and development	10,894	10,828	19,554	20,188
	276,003	244,273	539,011	473,676
Operating expenses, including depreciation and amortization
Rental operations	110,672	104,161	226,029	205,859
Tenant reinsurance	3,804	3,941	7,724	8,252
Property management, acquisition and development	25,120	25,869	44,648	55,635
	139,596	133,971	278,401	269,746
Income (loss) from operations
Rental operations	130,124	107,630	246,260	205,420
Tenant reinsurance	20,509	17,713	39,444	33,957
Property management, acquisition and development	(14,226)	(15,041)	(25,094)	(35,447)
	136,407	110,302	260,610	203,930
Gain (loss) on real estate transactions, earnout from prior acquisition and impairment of real estate
Property management, acquisition and development	(6,019)	11,358	(6,019)	9,814
Interest expense
Rental operations	(36,214)	(31,941)	(71,035)	(62,506)
Property management, acquisition and development	(1,242)	(861)	(2,391)	(1,655)
	(37,456)	(32,802)	(73,426)	(64,161)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(1,290)	(1,240)	(2,559)	(2,473)
Interest income
Property management, acquisition and development	826	1,625	1,928	3,339

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	659	1,212	1,872	2,425
Equity in earnings of unconsolidated real estate ventures
Rental operations	3,838	3,358	7,417	6,188
Equity in earnings of unconsolidated real estate ventures - gain on purchase of a joint venture partner's interest
Property management, acquisition and development	—	—	—	26,923
Income tax (expense) benefit
Rental operations	(462)	(445)	(925)	(1,290)
Tenant reinsurance	(3,866)	(3,185)	(7,129)	(5,848)
Property management, acquisition and development	1,461	(143)	2,063	600
	(2,867)	(3,773)	(5,991)	(6,538)
Net income (loss)
Rental operations	97,286	78,602	181,717	147,812
Tenant reinsurance	16,643	14,528	32,315	28,109
Property management, acquisition and development	(19,831)	(3,090)	(30,200)	3,526
	$94,098	$90,040	$183,832	$179,447

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization expense
Rental operations	$43,377	$41,731	$92,089	$82,317
Property management, acquisition and development	3,255	2,219	3,975	4,530
	$46,632	$43,950	$96,064	$86,847
Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(72,651)	$(435,298)
Development and redevelopment of real estate assets
Property management, acquisition and development			$(12,274)	$(14,400)

15.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2017, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. During the three months ended June 30, 2017 the Company settled a legal proceeding against it and made a payment against the related accrued liability on the condensed consolidated balance sheet.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of June 30, 2017, the Company was under agreement to acquire three operating stores and 12 stores to be acquired upon the completion of construction. The total purchase price of all stores with commitments was $166,631. Of these stores, five are scheduled to close in 2017. The remaining stores will close upon completion of construction, expected to occur on various dates in 2018 and 2019. Additionally, the Company is under agreement to acquire 24 stores with joint venture partners, for a total purchase price of $134,386. Eleven of these stores are scheduled to close in 2017, while the remaining 13 stores are expected to close in 2018.

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

PROPERTIES

As of June 30, 2017, we owned, had ownership interests in, or managed 1,470 stores in 38 states, Washington, D.C. and Puerto Rico. Of these 1,470 stores, we owned 840 stores, we held joint venture interests in 183 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 447 stores that are owned by third parties. These operating stores contain approximately 111 million square feet of rentable space in approximately one million units.

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

As of June 30, 2017, approximately 905,000 tenants were leasing storage units at the 1,470 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2017, the average length of stay was approximately 14.5 months for tenants who have vacated in the last 12 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.46 for the three months ended June 30, 2017, compared to $14.80 for the three months ended June 30, 2016. Average annual rent per square foot for new leases was $16.89 for the three months ended June 30, 2017, compared to $16.09 for the three months ended June 30, 2016. The average discount, as a percentage of rental revenues, during these periods was 3.8% and 3.7%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

Stabilized Store Data Based on Location

The following table presents additional information regarding the occupancy of our stabilized stores by state as of June 30, 2017 and 2016. The information as of June 30, 2016 is on a pro forma basis as though all the stores owned and/or managed at June 30, 2017 were under our control as of June 30, 2016.

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2017 (1)	Number of Units as of June 30, 2016	Net Rentable Square Feet as of June 30, 2017 (2)	Net Rentable Square Feet as of June 30, 2016	Square Foot Occupancy % June 30, 2017	Square Foot Occupancy % June 30, 2016
Wholly-Owned Stores
Alabama	8	4,697	4,600	556,216	558,126	95.5%	91.8%
Arizona	22	13,776	13,616	1,531,025	1,536,732	93.7%	92.1%
California	143	110,529	108,640	11,409,476	11,390,631	96.0%	95.6%
Colorado	13	7,030	6,619	849,590	821,381	92.3%	95.4%
Connecticut	7	5,098	4,968	495,654	485,222	94.3%	94.3%
Florida	78	56,388	55,639	5,950,705	5,946,283	93.4%	94.0%
Georgia	49	30,113	28,911	3,808,086	3,743,100	94.3%	93.1%
Hawaii	9	8,549	8,525	604,642	605,282	94.4%	93.0%
Illinois	27	19,136	18,712	2,056,808	2,009,671	92.9%	92.4%
Indiana	15	7,909	7,776	942,549	940,664	94.2%	94.0%
Kansas	1	534	529	49,999	49,985	97.3%	97.1%
Kentucky	10	5,881	5,873	766,334	756,630	93.2%	92.1%
Louisiana	2	1,407	1,406	149,930	149,930	98.5%	95.2%
Maryland	29	22,480	22,313	2,292,450	2,291,957	94.4%	94.6%
Massachusetts	38	23,920	23,689	2,363,681	2,365,769	94.4%	94.3%
Michigan	4	2,403	2,379	324,516	323,966	96.0%	95.2%
Minnesota	1	747	747	74,550	74,550	91.0%	76.7%
Mississippi	3	1,512	1,493	218,322	220,142	94.2%	88.4%
Missouri	6	3,332	3,250	389,386	387,761	95.3%	92.3%
Nevada	15	9,119	9,109	1,314,427	1,313,570	94.8%	92.1%
New Hampshire	2	1,046	1,032	125,987	126,233	93.5%	94.5%
New Jersey	58	45,911	45,300	4,507,976	4,497,516	96.0%	93.7%
New Mexico	12	6,618	6,569	751,031	749,083	95.8%	93.4%
New York	21	19,301	19,235	1,552,706	1,549,678	93.7%	93.7%
North Carolina	12	7,939	7,836	848,851	846,758	94.4%	92.5%
Ohio	17	9,549	9,517	1,250,040	1,247,871	94.7%	93.7%
Oregon	4	2,785	2,746	327,487	326,927	95.7%	96.7%
Pennsylvania	14	9,800	9,628	1,054,386	1,045,118	93.0%	90.1%
Rhode Island	2	1,299	1,269	131,021	131,521	97.8%	94.2%
South Carolina	21	12,065	11,861	1,570,378	1,567,539	93.9%	90.9%
Tennessee	23	12,973	12,826	1,758,605	1,771,481	94.4%	93.2%
Texas	90	58,947	58,258	7,568,744	7,500,753	92.2%	91.2%
Utah	7	3,861	3,857	477,157	476,651	96.9%	95.4%
Virginia	40	30,511	30,159	3,224,854	3,219,359	94.8%	94.0%
Washington	7	4,326	4,282	509,638	509,098	97.5%	98.0%
Washington, DC	1	1,218	1,217	99,539	99,714	96.0%	93.4%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2017 (1)	Number of Units as of June 30, 2016	Net Rentable Square Feet as of June 30, 2017 (2)	Net Rentable Square Feet as of June 30, 2016	Square Foot Occupancy % June 30, 2017	Square Foot Occupancy % June 30, 2016
Total Wholly-Owned Stabilized	811	562,709	554,386	61,906,746	61,636,652	94.4%	93.6%

Joint-Venture Stores
Alabama	1	619	604	75,296	74,856	97.3%	92.3%
Arizona	6	3,746	3,719	429,273	428,709	92.3%	93.1%
California	47	34,090	33,711	3,277,942	3,280,597	95.9%	96.0%
Colorado	2	1,330	1,312	160,440	158,112	90.3%	93.0%
Connecticut	5	3,774	3,767	405,200	404,950	95.2%	94.7%
Delaware	1	562	595	76,975	71,910	78.6%	83.5%
Florida	12	10,045	9,953	1,006,178	1,002,043	93.7%	94.6%
Georgia	1	615	607	81,970	81,820	93.9%	88.4%
Illinois	4	2,690	2,694	288,399	288,015	92.6%	93.6%
Indiana	1	446	445	56,890	56,954	93.8%	95.0%
Kansas	2	846	846	109,355	109,405	95.8%	92.9%
Kentucky	3	1,381	1,374	154,815	154,695	93.3%	94.2%
Maryland	7	5,900	5,881	531,126	529,055	95.9%	93.6%
Massachusetts	9	5,127	5,112	534,245	534,834	94.5%	95.7%
Michigan	5	3,210	3,182	396,129	396,259	97.2%	93.3%
Missouri	1	544	542	61,375	61,075	93.5%	93.8%
Nevada	2	1,209	1,203	123,610	123,545	98.4%	93.0%
New Hampshire	2	803	802	85,061	85,061	91.5%	91.9%
New Jersey	13	10,395	10,304	1,028,953	1,029,612	95.0%	94.0%
New Mexico	2	1,051	1,049	134,403	134,355	91.6%	92.3%
New York	8	7,749	7,670	653,499	648,880	94.3%	94.2%
Ohio	5	2,890	2,869	382,178	381,272	94.3%	92.6%
Oregon	1	653	653	64,970	64,970	96.8%	95.6%
Pennsylvania	4	2,730	2,689	312,635	312,641	94.4%	90.4%
Tennessee	6	3,838	3,777	475,000	472,115	94.3%	95.9%
Texas	10	5,790	5,764	672,490	673,264	92.6%	94.8%
Virginia	7	5,102	5,079	514,117	514,047	92.5%	94.2%
Washington, DC	1	1,691	1,694	104,434	104,454	90.9%	95.6%
Total Joint-Venture Stabilized	168	118,826	117,897	12,196,958	12,177,505	94.5%	94.5%

Managed Stores
Alabama	11	5,749	5,756	754,786	751,329	93.7%	90.8%
Arizona	5	2,610	2,631	312,034	313,322	93.7%	87.2%
California	75	52,235	50,461	6,230,179	6,065,049	94.4%	93.9%
Colorado	16	8,808	8,566	1,039,245	1,042,701	90.0%	89.1%
Connecticut	2	1,423	1,412	182,380	182,398	95.3%	93.5%
Florida	48	33,438	33,101	3,971,612	3,969,662	94.0%	94.1%
Georgia	8	4,103	3,953	579,391	571,504	95.5%	94.6%
Hawaii	6	4,774	4,718	353,657	352,692	93.9%	92.0%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2017 (1)	Number of Units as of June 30, 2016	Net Rentable Square Feet as of June 30, 2017 (2)	Net Rentable Square Feet as of June 30, 2016	Square Foot Occupancy % June 30, 2017	Square Foot Occupancy % June 30, 2016
Illinois	12	7,148	7,165	743,546	744,661	92.7%	90.3%
Indiana	4	2,028	2,019	238,258	237,348	97.3%	93.8%
Kentucky	2	1,330	1,332	218,358	218,887	95.6%	93.9%
Louisiana	1	987	984	133,330	132,775	96.4%	93.9%
Maryland	20	14,544	14,514	1,411,841	1,409,867	94.5%	92.8%
Massachusetts	3	1,542	1,536	182,945	182,945	92.6%	92.3%
Michigan	6	2,859	3,365	353,463	416,950	97.2%	92.1%
Mississippi	1	373	373	50,425	50,425	81.6%	73.8%
Missouri	4	2,233	2,143	257,194	253,041	94.8%	92.5%
Nevada	11	9,444	9,387	1,142,141	1,142,031	95.7%	89.6%
New Jersey	5	3,190	3,187	304,201	310,285	95.2%	92.1%
New Mexico	1	824	822	108,495	107,855	92.0%	91.2%
New York	4	3,220	3,207	275,520	275,673	92.9%	85.7%
North Carolina	20	8,597	8,402	1,176,046	1,181,073	93.5%	90.9%
Ohio	5	2,290	2,233	274,670	274,820	93.0%	94.9%
Oklahoma	11	5,854	5,770	963,344	956,909	90.4%	82.0%
Oregon	1	446	447	39,430	39,430	95.3%	97.6%
Pennsylvania	18	10,833	10,693	1,251,629	1,244,316	93.8%	94.5%
South Carolina	5	3,619	3,602	448,479	446,229	94.2%	94.0%
Tennessee	4	2,279	2,152	287,694	282,423	96.0%	96.0%
Texas	26	15,573	15,588	2,225,160	2,221,558	92.7%	91.5%
Utah	5	2,777	2,549	402,307	380,122	95.3%	97.1%
Virginia	8	4,709	4,701	488,878	489,328	92.7%	93.4%
Washington	3	1,553	1,554	192,637	192,637	92.9%	93.0%
Wisconsin	1	680	680	90,941	90,941	87.8%	82.5%
Puerto Rico	4	2,727	2,702	288,346	287,732	89.6%	87.5%
Total Managed Stabilized	356	224,799	221,705	26,972,562	26,818,918	93.8%	92.3%

Total Stabilized Stores	1,335	906,334	893,988	101,076,266	100,633,075	94.2%	93.3%

(1)	Represents unit count as of June 30, 2017, which may differ from unit count as of June 30, 2016 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of June 30, 2017, which may differ from rentable square feet as of June 30, 2016 due to unit conversions or expansions.

Lease-up Store Data Based on Location

The following table presents additional information regarding the occupancy of our lease-up stores by state as of June 30, 2017 and 2016. The information as of June 30, 2016 is on a pro forma basis as though all the stores owned and/or managed at June 30, 2017 were under our control as of June 30, 2016.

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2017 (1)	Number of Units as of June 30, 2016	Net Rentable Square Feet as of June 30, 2017 (2)	Net Rentable Square Feet as of June 30, 2016	Square Foot Occupancy % June 30, 2017	Square Foot Occupancy % June 30, 2016
Wholly-Owned Stores
Arizona	1	606	609	63,395	63,245	98.8%	56.6%
California	4	2,669	1,862	261,466	190,933	85.5%	62.7%
Florida	3	2,123	1,048	210,256	111,935	70.7%	77.9%
Georgia	5	3,136	1,992	371,263	260,007	76.9%	51.1%
Illinois	3	2,725	1,862	253,047	159,463	59.8%	14.0%
Massachusetts	2	2,013	1,973	140,119	139,211	78.2%	44.3%
New York	1	822	818	100,480	100,480	58.3%	96.1%
North Carolina	2	1,540	1,061	145,857	105,334	77.8%	81.4%
South Carolina	1	695	695	78,680	78,680	87.5%	72.3%
Texas	5	2,972	2,967	411,251	410,331	88.8%	75.8%
Utah	2	1,194	371	142,757	46,580	84.0%	—%
Total Wholly-Owned in Lease-up	29	20,495	15,258	2,178,571	1,666,199	78.4%	63.3%

Joint-Venture Stores
Arizona	1	605	600	62,200	62,200	97.4%	83.4%
Colorado	1	816	815	84,855	84,846	71.7%	15.5%
Florida	3	1,956	—	202,758	—	39.5%	—%
New Jersey	1	872	872	74,096	74,211	92.1%	81.3%
New York	3	3,861	2,741	209,517	129,915	71.4%	38.7%
Pennsylvania	1	775	—	76,057	—	20.7%	—%
Oregon	2	792	782	71,605	71,980	70.7%	34.5%
Texas	1	527	533	55,325	55,305	81.3%	16.8%
South Carolina	1	690	669	82,126	77,725	88.5%	51.0%
Washington	1	621	—	82,515	—	84.7%	—%
Total Joint-Venture in Lease-up	15	11,515	7,012	1,001,054	556,182	67.3%	44.8%

Managed Stores
Arizona	2	1,875	838	211,184	90,915	65.5%	—%
California	4	3,779	2,876	460,656	350,267	63.5%	20.4%
Colorado	4	2,487	1,224	287,406	142,169	53.6%	72.5%
Connecticut	2	825	—	102,106	—	22.2%	—%
Florida	8	5,439	595	486,415	70,865	41.3%	67.7%
Georgia	4	2,686	569	284,714	71,395	51.3%	79.4%
Illinois	8	5,687	1,592	599,860	158,111	43.3%	24.5%
Indiana	4	2,515	109	280,726	16,800	65.9%	68.3%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of June 30, 2017 (1)	Number of Units as of June 30, 2016	Net Rentable Square Feet as of June 30, 2017 (2)	Net Rentable Square Feet as of June 30, 2016	Square Foot Occupancy % June 30, 2017	Square Foot Occupancy % June 30, 2016
Kentucky	1	555	—	53,587	—	31.5%	—%
Maryland	3	1,975	1,194	209,438	102,701	71.5%	77.9%
Massachusetts	2	1,921	902	153,593	70,106	70.3%	80.8%
Minnesota	4	2,436	642	243,466	62,543	86.5%	56.4%
Nevada	1	762	—	153,570	—	65.9%	—%
New Hampshire	2	855	372	79,598	35,156	42.0%	19.3%
New Jersey	3	2,044	730	239,855	109,827	52.4%	23.4%
New Mexico	1	251	—	27,350	—	17.6%	—%
North Carolina	10	6,781	3,244	705,671	352,005	52.4%	52.3%
Ohio	2	996	538	111,304	67,860	73.0%	76.1%
Oklahoma	1	504	—	68,335	—	54.0%	—%
Pennsylvania	1	661	—	65,822	—	23.3%	—%
South Carolina	4	2,746	590	333,509	67,375	56.7%	73.8%
Texas	14	10,007	1,409	1,132,961	146,469	42.6%	17.0%
Utah	1	383	407	44,199	44,399	91.6%	20.3%
Virginia	2	1,903	—	202,376	—	29.8%	—%
Washington, DC	1	867	—	71,145	—	32.6%	—%
Wisconsin	2	1,937	2,223	247,746	249,461	41.7%	—%
Total Managed in Lease-up	91	62,877	20,054	6,856,592	2,208,424	51.8%	39.2%

Total Lease-up Stores	135	94,887	42,324	10,036,217	4,430,805	59.1%	49.0%

(1)	Represents unit count as of June 30, 2017, which may differ from unit count as of June 30, 2016 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of June 30, 2017, which may differ from rentable square feet as of June 30, 2016 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2017 and 2016

Overview
Results for the three and six months ended June 30, 2017 included the operations of 1,023 stores (840 wholly-owned, two in consolidated joint ventures, and 181 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2016, which included the operations of 1,035 stores (783 wholly-owned, two in a consolidated joint venture, and 250 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues:
Property rental	$240,796	$211,791	$29,005	13.7%	$472,289	$411,279	$61,010	14.8%
Tenant reinsurance	24,313	21,654	2,659	12.3%	47,168	42,209	4,959	11.7%
Management fees and other income	10,894	10,828	66	0.6%	19,554	20,188	(634)	(3.1)%
Total revenues	$276,003	$244,273	$31,730	13.0%	$539,011	$473,676	$65,335	13.8%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2017 was primarily the result of an increase of $17,341 and $37,981, respectively, associated with acquisitions completed in 2017 and 2016. We acquired five stores during the six months ended June 30, 2017 and 99 stores during the year ended December 31, 2016. Property rental revenue also increased by $10,437 and $21,726, respectively, during the three and six months ended June 30, 2017, as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. Occupancy at our wholly-owned stabilized stores increased to 94.4% at June 30, 2017, as compared to 93.6% at June 30, 2016. The achieved rental rate to new tenants on wholly-owned stores for the three months ended June 30, 2017 increased an average of approximately 5.0% over the same period in the prior year.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to the increase in the number of stores operated. We operated 1,470 stores at June 30, 2017 compared to 1,412 stores at June 30, 2016. Additionally, the average dollar per policy was higher during the three and six months ended June 30, 2017 when compared to the same period in the prior year.

Management Fees and Other Income—Our taxable REIT subsidiary (“TRS”), Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees generally represent approximately 6.0% of cash collected from these stores. We managed 447 stores for third parties as of June 30, 2017, compared to 377 stores managed for third parties at June 30, 2016.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Expenses:
Property operations	$67,295	$62,430	$4,865	7.8%	$133,940	$123,542	$10,398	8.4%
Tenant reinsurance	3,804	3,941	(137)	(3.5)%	7,724	8,252	(528)	(6.4)%
Acquisition related costs and other	—	3,138	(3,138)	(100.0)%	—	7,191	(7,191)	(100.0)%
General and administrative	21,865	20,512	1,353	6.6%	40,673	43,914	(3,241)	(7.4)%
Depreciation and amortization	46,632	43,950	2,682	6.1%	96,064	86,847	9,217	10.6%
Total expenses	$139,596	$133,971	$5,625	4.2%	$278,401	$269,746	$8,655	3.2%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2017 was due primarily to an increase of $5,596 and $12,482, respectively, related to store acquisitions completed in 2017 and 2016. We acquired five operating stores during the six months ended June 30, 2017, and 99 operating stores during the year ended December 31, 2016.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

Acquisition Related Costs and Other—For the three and six months ended June 30, 2016, these costs represented closing and other transaction costs incurred in connection with our acquisition of operating stores, which were accounted for as business combinations. On January 1, 2017, we adopted the guidance in ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. As a result of the adoption of this guidance, acquisitions of operating stores are now considered asset acquisitions, under which transaction costs are capitalized as a component of the cost of the assets acquired, rather than being expensed as incurred as required with business combinations.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the six months ended June 30, 2017 decreased when compared to the same period in the prior year primarily as a result of the accrual of $4,000 during the six months ended June 30, 2016 related to the accrual of a legal settlement. There were no such expenses during the three and six months ended June 30, 2017. During the three months ended June 30, 2017, this legal proceeding was settled and a payment was made against the related accrued liability. General and administrative expenses increased during the three months ended June 30, 2017 due to an increase in the number of properties managed. We did not observe any other material trends in specific payroll, travel or other expenses that contributed to the decrease in general and administrative expenses.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired five operating stores during the six months ended June 30, 2017 and 99 operating stores during the year ended December 31, 2016.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other income and expenses:
Gain (loss) on real estate transactions, earnout from prior acquisition and impairment of real estate	$(6,019)	$11,358	$(17,377)	(153.0)%	$(6,019)	$9,814	$(15,833)	(161.3)%
Interest expense	(37,456)	(32,802)	(4,654)	14.2%	(73,426)	(64,161)	(9,265)	14.4%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,290)	(1,240)	(50)	4.0%	(2,559)	(2,473)	(86)	3.5%
Interest income	826	1,625	(799)	(49.2)%	1,928	3,339	(1,411)	(42.3)%
Interest income on note receivable from Preferred Operating Partnership unit holder	659	1,212	(553)	(45.6)%	1,872	2,425	(553)	(22.8)%
Equity in earnings of unconsolidated real estate ventures	3,838	3,358	480	14.3%	7,417	6,188	1,229	19.9%
Equity in earnings of unconsolidated real estate ventures - gain on purchase of a joint venture partner's interest	—	—	—	0.0%	—	26,923	(26,923)	(100.0)%
Income tax expense	(2,867)	(3,773)	906	(24.0)%	(5,991)	(6,538)	547	(8.4)%
Total other expense, net	$(42,309)	$(20,262)	$(22,047)	108.8%	$(76,778)	$(24,483)	$(52,295)	213.6%

Gain (Loss) on Real Estate Transactions, Earnout from Prior Acquisition and Impairment of Real Estate — During the three and six months ended June 30, 2017, we recorded $6,019 related to impairments in land. During the six months ended June 30, 2016, we expensed $1,544 for an earnout on the acquisition of a small portfolio of stores that we acquired in 2014, due to the stores' operating income exceeding the original estimates. There were no similar expenses during the three and six months ended June 30, 2017.

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

Interest Expense—The increase in interest expense during the three and six months ended June 30, 2017 was primarily the result of an overall increase in debt this period when compared to the same period in the prior year. The total face value of our debt, including our lines of credit, was $4,339,163 at June 30, 2017 compared to $3,855,741 at June 30, 2016.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The decrease for the three and six months ended June 30, 2017 related primarily to the decrease in notes receivable when compared to the same period in the prior year. We had $27,558 of notes receivable included in assets on the condensed consolidated balance sheets as of June 30, 2017, compared to $53,593 as of June 30, 2016.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”). The decreases for the three and six months ended June 30, 2017 are a result of an amendment to the note receivable that decreased the interest rate of the loan.

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash/profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash/profits. The increase for the three and six months ended June 30, 2017 compared to the same period in the prior year was primarily the result of three of our joint ventures generating cash in excess of the preferred returns, resulting in increased distributions and equity in earnings. This increase was slightly offset by a decrease in the number of stores owned by our joint ventures as a result of transactions, including the acquisition of 40 stores from joint ventures during the year ended December 31, 2016.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Purchase of a Joint Venture Partner's Interest—On February 2, 2016, we acquired six stores from our VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. We recorded a gain of $26,923 as a result of re-measuring to fair value our existing equity interest. There were no such gains during the three and six months ended June 30, 2017.

Income Tax Expense—For the three and six months ended June 30, 2017, the decrease in income tax expense was primarily the result of solar tax credits received during the quarter when compared to the same period in the prior year.

Net Income Allocated to Noncontrolling Interests
The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(3,430)	$(3,434)	$4	(0.1)%	$(7,381)	$(6,614)	$(767)	11.6%
Net income allocated to Operating Partnership and other noncontrolling interests	(3,662)	(3,562)	(100)	2.8%	(7,163)	(7,197)	34	(0.5)%
Total income allocated to noncontrolling interests:	$(7,092)	$(6,996)	$(96)	1.4%	$(14,544)	$(13,811)	$(733)	5.3%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—Income allocated to the Preferred Operating Partnership noncontrolling interests for the three and six months ended June 30, 2017 and 2016 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.6% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.0% and 4.1% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for the three and six months ended June 30, 2017 and 2016, respectively.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$87,006	$83,044	$169,288	$165,636

Adjustments:
Real estate depreciation	42,513	37,388	84,426	73,824
Amortization of intangibles	2,687	4,836	8,848	9,572
Loss (gain) on real estate transactions, earnout from prior acquisition and impairment of real estate	6,019	(11,358)	6,019	(9,814)
Unconsolidated joint venture real estate depreciation and amortization	1,475	1,239	2,838	2,254
Unconsolidated joint venture gain on sale of real estate and purchase of partner's interest	—	—	—	(26,923)
Distributions paid on Series A Preferred Operating Partnership units	(704)	(1,271)	(1,975)	(2,542)
Income allocated to Operating Partnership noncontrolling interests	7,112	6,996	14,565	13,812
Funds from operations attributable to common stockholders and unit holders	$146,108	$120,874	$284,009	$225,819

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2017	2016	Change	2017	2016	Change
Same-store rental revenues	$213,631	$203,167	5.2%	$420,199	$398,387	5.5%
Same-store operating expenses	57,852	58,525	(1.1)%	115,478	117,312	(1.6)%
Same-store net operating income	$155,779	$144,642	7.7%	$304,721	$281,075	8.4%
Same-store square foot occupancy as of quarter end	94.4%	93.7%		94.4%	93.7%
Properties included in same-store	732	732		732	732

Same-store revenues for the three months ended June 30, 2017 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses were lower three and six months ended June 30, 2017 due to decreases in repairs and maintenance, payroll and insurance. Decreases in expenses were partially offset by increases in property taxes.
The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$94,098	$90,040	$183,832	$179,447
Adjusted to exclude:
Loss (gain) on real estate transactions, earnout from prior acquisition and impairment of real estate	6,019	(11,358)	6,019	(9,814)
Equity in earnings of unconsolidated real estate joint ventures	(3,838)	(3,358)	(7,417)	(6,188)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	—	(26,923)
Acquisition related costs and other[1]	—	3,138	—	7,191
Interest expense	38,746	34,042	75,985	66,634
Depreciation and amortization	46,632	43,950	96,064	86,847
Income tax expense	2,867	3,773	5,991	6,538
General and administrative (includes stock compensation)	21,865	20,512	40,673	43,914
Management fees, other income and interest income	(12,379)	(13,665)	(23,354)	(25,952)
Net tenant reinsurance	(20,509)	(17,713)	(39,444)	(33,957)
Non same-store revenue	(27,165)	(8,624)	(52,090)	(12,892)
Non same-store expenses	9,443	3,905	18,462	6,230
Total same-store NOI	$155,779	$144,642	$304,721	$281,075

Same-store rental revenues	$213,631	$203,167	$420,199	$398,387
Same-store operating expenses	57,852	58,525	115,478	117,312
Total same-store NOI	$155,779	$144,642	$304,721	$281,075

CASH FLOWS

Cash flows provided by operating activities were $289,049 and $239,670, respectively, for the six months ended June 30, 2017 and 2016. The increase was due to a non-cash gain on the purchase of joint venture partners’ interests of $26,923 recorded during the six months ended June 30, 2016. This gain was related to the two step acquisitions of stores that were previously owned by our VRS joint venture. Additionally, there was a non-cash loss taken related to land impairments of $6,019 during the six months ended June 30, 2017. There were also increases in depreciation and amortization expense of $9,217 and changes in other assets of $16,252 for the six months ended June 30, 2017 when compared with the same period in the prior year. These increases were offset by an increase in accounts payable and accrued expenses of $17,688 for the six months ended June 30, 2017, when compared to the same period in the prior year.

Cash used in investing activities was $49,034 and $405,992, respectively, for the six months ended June 30, 2017 and 2016. The decrease was primarily due to a decrease in cash paid for the acquisition of real estate assets of $362,647. We purchased five stores during the six months ended June 30, 2017, compared to 45 stores purchased during the six months ended June 30, 2016.

Cash used in financing activities was $252,225 for the six months ended June 30, 2017, compared to cash provided by financing activities of $131,581 for the six months ended June 30, 2016. The change related primarily to an increase in principal payments on notes payable and revolving lines of credit of $463,520, a decrease in net proceeds from the sale of common stock of $73,369, and an increase in the proceeds from notes payable and revolving lines of credit of $159,566 for the six months ended June 30, 2017 when compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had $31,648 available in cash and cash equivalents. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2016 and the first six months of 2017, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us.

	As of June 30, 2017
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$6,000	$100,000	2.9%	6/4/2010	6/30/2018	LIBOR plus 1.7%
Credit Line 2 (3)(4)	122,000	500,000	2.6%	10/14/2016	10/14/2020	LIBOR plus 1.4%
	$128,000	$600,000

(1)	30-day USD LIBOR

(2)	Secured by mortgages on certain real estate assets. One two-year extension available.

(3)	Unsecured. Two six-month extensions available.

(4)	Basis Rate as of June 30, 2017. Rate is subject to change based on a quarterly assessment of our consolidated leverage ratio.

As of June 30, 2017, we had $4,339,163 face value of debt, resulting in a debt to total enterprise value ratio of 29.3%. As of June 30, 2017, the ratio of total fixed-rate debt and other instruments to total debt was 76.1% (including $2,444,816 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2017 was 3.2%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2017.

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

On June 29, 2017 the Company's Operating Partnership entered an agreement for the private placement of $300 million of
10-year 4.0% senior notes. The notes are expected to be issued on August 24, 2017, subject to customary closing conditions.
The net proceeds will be used to refinance existing indebtedness and for general corporate purposes.

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
As of June 30, 2017, we had $4,339,163 in total face value of debt, of which $1,037,787 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by $10,378 annually.
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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$114,593	$120,230	$125,642	$120,230
Fixed rate notes receivable	$21,553	$20,608	$53,450	$52,201
Fixed rate notes payable and notes payable to trusts	$2,648,758	$2,663,207	$2,404,996	$2,417,558
Exchangeable senior notes	$692,462	$638,170	$706,827	$638,170

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

On June 12, 2017, our Operating Partnership issued 272,400 Series D-5 Preferred Units in connection with the acquisition of one store in Florida. The store was acquired in exchange for the Series D-5 Preferred Units, valued at $6.8 million and approximately $4.2 million of cash.

The terms of the preferred OP Units are governed by the Operating Partnership’s Fourth Amended and Restated Agreement of Limited Partnership. The preferred OP Units will be redeemable at the option of the holders on the first anniversary of the date of issuance, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.

The preferred OP Units were issued to accredited investors in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Note Purchase Agreement, dated as of June 29, 2017, by and among Extra Space Storage Inc., Extra Space Storage LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 30, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 4, 2017	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2017	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)