Form 10-Q
period 2017-09-30
Extra Space Storage Inc.
filed 2017-11-03
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2017, was 126,007,803.

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

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates and operating costs;

•	the failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations;

•	reductions in asset valuations and related impairment charges;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	the failure to maintain our REIT status for U.S. federal income tax purposes;

•	economic uncertainty due to the impact of natural disasters, war or terrorism, which could adversely affect our business plan; and

•	difficulties in our ability to attract and retain qualified personnel and management members.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Real estate assets, net	$6,770,086	$6,770,447
Investments in unconsolidated real estate ventures	78,512	79,570
Cash and cash equivalents	63,732	43,858
Restricted cash	17,277	13,884
Receivables from related parties and affiliated real estate joint ventures	4,618	16,611
Other assets, net	152,730	167,076
Total assets	$7,086,955	$7,091,446
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$3,568,113	$3,213,588
Exchangeable senior notes, net	602,485	610,314
Notes payable to trusts, net	117,414	117,321
Revolving lines of credit	25,000	365,000
Accounts payable and accrued expenses	114,247	101,388
Other liabilities	85,971	87,669
Total liabilities	4,513,230	4,495,280
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 126,007,207 and 125,881,460 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,260	1,259
Additional paid-in capital	2,567,234	2,566,120
Accumulated other comprehensive income	17,731	16,770
Accumulated deficit	(370,959)	(339,257)
Total Extra Space Storage Inc. stockholders' equity	2,215,266	2,244,892
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	154,432	147,920
Noncontrolling interests in Operating Partnership	202,232	203,354
Other noncontrolling interests	1,795	—
Total noncontrolling interests and equity	2,573,725	2,596,166
Total liabilities, noncontrolling interests and equity	$7,086,955	$7,091,446

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Property rental	$248,589	$224,451	$720,878	$635,730
Tenant reinsurance	25,882	22,727	73,050	64,936
Management fees and other income	9,685	10,005	29,239	30,193
Total revenues	284,156	257,183	823,167	730,859
Expenses:
Property operations	70,430	62,341	204,370	185,883
Tenant reinsurance	6,272	4,093	13,996	12,345
Acquisition related costs and other	—	1,933	—	9,124
General and administrative	19,498	19,537	60,171	63,451
Depreciation and amortization	48,075	46,555	144,139	133,402
Total expenses	144,275	134,459	422,676	404,205
Income from operations	139,881	122,724	400,491	326,654
Gain (loss) on real estate transactions, earnout from prior acquisition and impairment of real estate	—	—	(6,019)	9,814
Interest expense	(39,766)	(33,494)	(113,192)	(97,655)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,268)	(1,243)	(3,827)	(3,716)
Interest income	869	1,358	2,797	4,697
Interest income on note receivable from Preferred Operating Partnership unit holder	532	1,213	2,404	3,638
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	100,248	90,558	282,654	243,432
Equity in earnings of unconsolidated real estate ventures	3,990	3,625	11,407	9,813
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	—	37,509	—	64,432
Income tax expense	(3,163)	(4,466)	(9,154)	(11,004)
Net income	101,075	127,226	284,907	306,673
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,394)	(4,144)	(10,775)	(10,758)
Net income allocated to Operating Partnership and other noncontrolling interests	(3,917)	(4,994)	(11,080)	(12,191)
Net income attributable to common stockholders	$93,764	$118,088	$263,052	$283,724
Earnings per common share
Basic	$0.74	$0.94	$2.09	$2.26
Diluted	$0.74	$0.93	$2.07	$2.24
Weighted average number of shares
Basic	125,717,517	125,752,291	125,665,787	125,244,761
Diluted	133,044,473	133,763,472	133,008,622	132,476,691
Cash dividends paid per common share	$0.78	$0.78	$2.34	$2.15

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$101,075	$127,226	$284,907	$306,673
Other comprehensive income (loss):
Change in fair value of interest rate swaps	759	13,374	992	(36,571)
Total comprehensive income	101,834	140,600	285,899	270,102
Less: comprehensive income attributable to noncontrolling interests	7,342	9,761	21,886	21,120
Comprehensive income attributable to common stockholders	$94,492	$130,839	$264,013	$248,982

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2016	$14,385	$41,902	$10,730	$80,903	$203,354	$—	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	38,418	—	1,266	—	—	1,266
Restricted stock grants issued	—	—	—	—	—	—	93,796	1	(1)	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	—	(6,467)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	7,244	—	—	7,244
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	2,000	—	—	—	—	—	—	2,000
Redemption of Operating Partnership units for cash	—	—	—	—	(1,238)	—	—	—	(1,272)	—	—	(2,510)
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	6,810	—	—	—	—	—	—	—	6,810
Noncontrolling Interest in consolidated joint venture	—	—	—	—	—	1,868	—	—	—	—	—	1,868
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(6,123)	—	—	(6,123)
Net income (loss)	4,294	1,886	2,028	2,567	11,153	(73)	—	—	—	—	263,052	284,907
Other comprehensive income	4	—	—	—	27	—	—	—	—	961	—	992
Distributions to Operating Partnership units held by noncontrolling interests	(4,596)	(1,886)	(2,028)	(2,567)	(13,064)	—	—	—	—	—	—	(24,141)
Dividends paid on common stock at $2.34 per share	—	—	—	—	—	—	—	—	—	—	(294,754)	(294,754)
Balances at September 30, 2017	$14,087	$41,902	$10,730	$87,713	$202,232	$1,795	126,007,207	$1,260	$2,567,234	$17,731	$(370,959)	$2,573,725

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$284,907	$306,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,139	133,402
Amortization of deferred financing costs	9,246	9,388
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	3,827	3,716
Non-cash interest expense related to amortization of premium on notes payable	—	(828)
Compensation expense related to stock-based awards	7,244	6,008
Gain on sale of real estate assets and purchase of joint venture partner's interest	—	(64,432)
(Gain) loss on real estate transactions, earnout from prior acquisition and impairment of real estate	6,019	(9,814)
Distributions from unconsolidated real estate ventures in excess of earnings	3,498	3,071
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	195	923
Other assets	(15,498)	(16,059)
Accounts payable and accrued expenses	6,425	10,938
Other liabilities	(373)	3,173
Net cash provided by operating activities	449,629	386,159
Cash flows from investing activities:
Acquisition of real estate assets	(119,040)	(763,246)
Development and redevelopment of real estate assets	(20,670)	(18,492)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	18,565	56,786
Change in restricted cash	(3,393)	14,296
Investment in unconsolidated real estate ventures	(3,021)	(25,690)
Return of investment in unconsolidated real estate ventures	581	11,991
Purchase/issuance of notes receivable	—	(18,530)
Principal payments received from notes receivable	44,869	41,393
Purchase of equipment and fixtures	(5,635)	(2,818)
Net cash used in investing activities	(87,744)	(704,310)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	123,423
Repurchase of exchangeable senior notes	(19,726)	(22,192)
Proceeds from notes payable and revolving lines of credit	1,023,170	1,026,975
Principal payments on notes payable and revolving lines of credit	(1,020,144)	(565,541)
Deferred financing costs	(5,172)	(6,700)
Net proceeds from exercise of stock options	1,266	312
Proceeds from termination of interest rate cap	—	1,650
Payment of earnout from prior acquisition	—	(4,600)
Redemption of Operating Partnership units held by noncontrolling interests	(2,510)	—
Dividends paid on common stock	(294,754)	(269,630)
Distributions to noncontrolling interests	(24,141)	(22,653)
Net cash provided by (used in) financing activities	(342,011)	261,044
Net increase in cash and cash equivalents	19,874	(57,107)
Cash and cash equivalents, beginning of the period	43,858	75,799
Cash and cash equivalents, end of the period	$63,732	$18,692

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Supplemental schedule of cash flow information
Interest paid	$107,144	$94,585
Income taxes paid	8,086	10,813
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock:
Noncontrolling interests in Operating Partnership	$—	$(839)
Common stock and paid-in capital	—	839
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$—	$1,322
Additional paid-in capital	—	(1,322)
Acquisitions of real estate assets
Real estate assets, net	$20,100	$65,960
Value of Operating Partnership units issued	(8,810)	(56,237)
Notes payable assumed	(9,463)	(9,723)
Other noncontrolling interests	(1,827)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$4,874	$8,839
Development and redevelopment of real estate assets	1,558	—
Other liabilities	(6,432)	(8,839)
Distribution of real estate from investments in unconsolidated real estate ventures
Real estate assets, net	$—	$21,587
Investments in unconsolidated real estate ventures	—	(21,587)
Disposition of real estate assets
Real estate assets, net	$—	$(7,689)
Operating Partnership units redeemed	—	7,689
Acquisition of noncontrolling interests
Operating Partnership units issued	$—	$(800)
Other noncontrolling interests	—	162
Additional paid-in capital	—	638

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2017, the Company had direct and indirect equity interests in 1,028 stores. In addition, the Company managed 485 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,513. These stores are located in 38 states, Washington, D.C. and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting for Hedging Activities," which amends and simplifies existing guidance for the financial reporting of hedging relationships to

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

allow companies to better portray the economic effects of risk management activities in their financial statements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2017, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$23,584	$—	$23,584	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(1,430)	$—	$(1,430)	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2017 or December 31, 2016.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of September 30, 2017, the Company had one parcel of undeveloped land and 36 operating stores classified as held for sale. The estimated fair value less selling costs of each of these operating stores is greater than the carrying value of the assets, and therefore no loss has been recorded related to the operating stores held for sale. For the nine months ended September 30, 2017, the Company recorded an impairment loss of $6,100 relating to one parcel of land held for sale and an additional two parcels of undeveloped land where the carrying value was greater than the fair value.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 approximate fair value.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$114,506	$120,230	$125,642	$120,230
Fixed rate notes receivable	$21,285	$20,608	$53,450	$52,201
Fixed rate notes payable and notes payable to trusts	$2,882,709	$2,900,822	$2,404,996	$2,417,558
Exchangeable senior notes	$702,118	$624,384	$706,827	$638,170

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended September 30, 2017 and 2016, options to purchase approximately 45,438 and 95,031 shares of common stock, respectively, and for the nine months ended September 30, 2017 and 2016, options to purchase approximately 97,697 and 84,919 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2017 and 2016 was $77.84 and $84.41, respectively, and for the nine months ended September 30, 2017 and 2016, the average share price was $76.67 and $87.22, respectively. The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	538,312	496,412	546,526	480,419
Series C Units	380,769	351,132	386,580	339,820
Series D Units	1,126,831	—	1,091,319	417,420
	2,045,912	847,544	2,024,425	1,237,659

The Operating Partnership had $49,384 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of September 30, 2017. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $53.28 per share as of September 30, 2017, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of September 30, 2017. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $94.01 per

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

share as of September 30, 2017, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay such exchange obligation, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and nine months ended September 30, 2017 and 2016, 292,439 and 413,498 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three and nine months ended September 30, 2017 and 2016, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during these periods.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$93,764	$118,088	$263,052	$283,724
Earnings and dividends allocated to participating securities	(191)	(248)	(595)	(616)
Earnings for basic computations	93,573	117,840	262,457	283,108
Earnings and dividends allocated to participating securities	191	—	595	—
Income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units) and Operating Partnership	5,163	7,776	15,448	17,926
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(1,271)	(2,547)	(3,814)
Net income for diluted computations	$98,355	$124,345	$275,953	$297,220

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	125,717,517	125,752,291	125,665,787	125,244,761
OP Units	5,590,231	5,534,350	5,586,908	5,557,723
Series A Units	875,480	875,480	875,480	875,480
Series D Units	—	814,435	—	—
Unvested restricted stock awards included for treasury stock method	280,484	—	288,831	—
Shares related to exchangeable senior notes and dilutive stock options	580,761	786,916	591,616	798,727
Average number of common shares outstanding - diluted	133,044,473	133,763,472	133,008,622	132,476,691
Earnings per common share
Basic	$0.74	$0.94	$2.09	$2.26
Diluted	$0.74	$0.93	$2.07	$2.24

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.	STORE ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of operating stores for the nine months ended September 30, 2017. The table excludes purchases of raw land or improvements made to existing assets.

				Consideration Paid						Total
Property Location	Number of Stores	Date of Acquisition	Total	Cash Paid	Loan Assumed	Non- controlling interests	Net Liabilities/(Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Georgia	1	9/1/2017	$4,246	$4,220	$—	$—	$26	$—	—	$4,246
Florida	1	8/4/2017	9,047	7,058	—	—	(11)	2,000	25,520	9,047
North Carolina	1	7/13/2017	8,422	8,426	—	—	(4)	—	—	8,422
Virginia	1	7/13/2017	10,251	10,215	—	—	36	—	—	10,251
Florida	1	6/12/2017	11,100	4,270	—	—	20	6,810	272,400	11,100
Florida	1	4/25/2017	7,377	7,400	—	—	(23)	—	—	7,377
Pennsylvania	1	4/11/2017	16,164	4,938	9,463	1,827	(64)	—	—	16,164
Illinois	1	2/1/2017	9,028	9,020	—	—	8	—	—	9,028
Georgia	1	1/6/2017	16,528	16,521	—	—	7	—	—	16,528
2017 Totals	9		$92,163	$72,068	$9,463	$1,827	$(5)	$8,810	297,920	$92,163

Store Dispositions

On September 13, 2017, the Company closed on the sale of a parcel of land located in New York that had been classified as held for sale for $19,000 in cash. This parcel of land had been written down to its fair value less selling costs during the six months ended June 30, 2017, and therefore no additional gain or loss was recorded related to this sale at the time of closing.

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

Losses on Earnout from Prior Acquisition

In December 2014, the Company acquired a portfolio of five stores located in New Jersey and Virginia. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, the Company recorded an estimated liability related to this earnout provision. The operating income of these stores during the earnout period was higher than expected, resulting in an increase in the estimate of the amount due to the sellers of $1,544, which was recorded as a loss and included in gain (loss) on real estate transactions, earnout from prior acquisition and impairment of real estate in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016.

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

Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of September 30, 2017:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	119,590	$3,590	$116,000	—
Unamortized debt issuance costs	(2,176)
	$117,414

The Company had no consolidated VIEs during the nine months ended September 30, 2017.

7.	DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that an additional $1,513 will be reclassified as an increase to interest expense.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company held 30 derivative financial instruments which had a total combined notional amount of $2,255,018 as of September 30, 2017.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset (Liability) Derivatives
	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:	Fair Value
Other assets	$23,584	$23,844
Other liabilities	$(1,430)	$(2,447)

Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended September 30,
Type	2017	2016		2017	2016
Swap Agreements	$(787)	$8,451	Interest expense	$(1,572)	$(4,926)

	Gain (loss) recognized in OCI For the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Nine Months Ended September 30,
Type	2017	2016		2017	2016
Swap Agreements	$(6,474)	$(50,165)	Interest expense	$(7,497)	$(14,240)

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

As of September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,257. As of September 30, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $1,620, including accrued interest.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

8.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of September 30, 2017 was approximately 10.64 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of September 30, 2017 was approximately 18.77 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

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

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended September 30, 2017. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending December 31, 2017. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended September 30, 2017.

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

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	September 30, 2017	December 31, 2016
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$49,384	$63,170
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(475)	(1,187)
Unamortized discount - equity component - 2015 Notes	(14,091)	(17,355)
Unamortized cash discount - 2013 Notes	(110)	(281)
Unamortized debt issuance costs	(7,223)	(9,033)
Net carrying amount of liability components	$602,485	$610,314

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest	$4,785	$4,867	$14,519	$14,616
Amortization of discount	1,268	1,243	3,827	3,716
Total interest expense recognized	$6,053	$6,110	$18,346	$18,332

Repurchases of 2013 Notes

During July and August 2017, the Company repurchased a total principal amount of $13,786 of the 2013 Notes. The Company paid cash of $19,853 for the total of the principal amount and the exchange value in excess of the principal amount.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

July/August 2017
Principal amount repurchased	$13,786
Amount allocated to:
Extinguishment of liability component	$13,568
Reacquisition of equity component	6,285
Total consideration paid for repurchase	$19,853
Exchangeable senior notes repurchased	$13,786
Extinguishment of liability component	(13,568)
Discount on exchangeable senior notes	(183)
Related debt issuance costs	(35)
Gain/(loss) on repurchase	$—

9.	STOCKHOLDERS’ EQUITY

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

During the three and nine months ended September 30, 2017, the Company did not issue any shares and had $349,375 available for issuance under the existing equity distribution agreements.

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

The Company’s interest in its stores is held through the Operating Partnership. ESS Holding Business Trust I, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership. ESS Holding Business Trust II, also a wholly-owned subsidiary of the Company, is a limited partner of the Operating Partnership. Between its general partner and limited partner interests, the Company held a 91.1% ownership interest in the Operating Partnership as of September 30, 2017. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 8.9% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. In conjunction with the formation of the Company, and as a result of subsequent acquisitions, certain persons and entities contributing interests in stores to the Operating Partnership received limited partnership interests in the form of OP Units. Limited partners who received OP Units in the formation transactions or in exchange for contributions for interests in stores have the right to require the Operating Partnership to redeem part or all of their OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, in its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. The ten-day average closing stock price at September 30, 2017 was $79.26 and there were 5,599,662 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2017 and the Company elected to pay the OP Unit holders cash, the Company would have paid $443,829 in cash consideration to redeem the units.

On August 4, 2017, the Company purchased one store located in Florida. As part of the consideration for this acquisition, 25,520 OP Units were issues with a total value of $2,000.

During the three months ended September 30, 2017, no OP Units were redeemed. During the nine months ended September 30, 2017, 33,896 OP Units were redeemed for $2,510 in cash.

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

Other noncontrolling interests represent the ownership interests of a third party in two consolidated joint ventures as of September 30, 2017. One joint venture owns an operating store in Texas, and the other owns a store in Pennsylvania. The voting interests of the third-party owners are between 20.0% and 27.0%.

13.	EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE VENTURES—GAIN ON PURCHASE OF JOINT VENTURE PARTNER'S INTEREST

On September 16, 2016, the Company acquired 23 stores from its ESS PRISA II LLC joint venture ("PRISA II") in a step acquisition. These stores are located in Arizona, California, Connecticut, Florida, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, New Mexico, Ohio, Tennessee and Virginia. The Company owned 4.42% of PRISA II, with the other 95.58% owned by affiliates of Prudential Global Investment Management ("Prudential"). PRISA II created a new subsidiary, Extra Space Properties 131 LLC ("ESP 131"), and transferred 23 stores into ESP 131. PRISA II then distributed ESP 131 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $4,326. Immediately after the distribution, the Company acquired Prudential's 95.58% interest in ESP 131 for $238,679, resulting in 100% ownership of ESP 131 and the related 23 stores. Based on the purchase price of Prudential's share of ESP 131, the Company determined that the fair value of its investment in ESP 131 immediately prior to the acquisition of Prudential's share was $10,988, and the Company recorded a gain of $6,662 as a result of re-measuring to fair value its existing equity interest in ESP 131. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's condensed consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $248,530, which includes total cash paid, the investment in ESP 131, and the step acquisition gain, less net assets acquired. Subsequent to these transactions, PRISA II owned 42 stores. The Company sold its 4.42% interest in PRISA II to Prudential immediately following these transactions for $34,758 in cash. The carrying value of the Company's investment prior to the acquisition was $3,912, and the Company recorded a gain on the sale of $30,846. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's condensed consolidated statements of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

On February 2, 2016, the Company acquired six stores from its VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. These stores are located in Florida, Maryland, Nevada, New York, and Tennessee. The Company owns 45.0% of VRS, with the other 55.0% owned by affiliates of Prudential. VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the stores of $17,261. Immediately after the distribution, the Company acquired Prudential’s 55.0% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, the Company determined that the fair value of its investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and the Company recorded a gain of $26,923 during the nine months ended September 30, 2016 as a result of remeasuring to fair value its existing equity interest in ESP 122. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company’s condensed consolidated statements of operations. The Company recorded fixed assets related to this acquisition of $98,082, which includes total cash paid, the investment in ESP 122, and the step acquisition gain, less net assets acquired.

14.    SEGMENT INFORMATION

The Company operates in three distinct segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Management fees collected for consolidated joint venture stores are eliminated in consolidation. Financial information for the Company’s business segments is presented below:

	September 30, 2017	December 31, 2016
Balance Sheet
Investment in unconsolidated real estate ventures
Rental operations	$78,512	$79,570
Total assets
Rental operations	$6,728,499	$6,731,292
Tenant reinsurance	42,786	44,524
Property management, acquisition and development	315,670	315,630
	$7,086,955	$7,091,446

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Statement of Operations
Total revenues
Rental operations	$248,589	$224,451	$720,878	$635,730
Tenant reinsurance	25,882	22,727	73,050	64,936
Property management, acquisition and development	9,685	10,005	29,239	30,193
	284,156	257,183	823,167	730,859
Operating expenses, including depreciation and amortization
Rental operations	115,162	106,530	341,191	312,389
Tenant reinsurance	6,272	4,093	13,996	12,345
Property management, acquisition and development	22,841	23,836	67,489	79,471
	144,275	134,459	422,676	404,205
Income (loss) from operations
Rental operations	133,427	117,921	379,687	323,341
Tenant reinsurance	19,610	18,634	59,054	52,591
Property management, acquisition and development	(13,156)	(13,831)	(38,250)	(49,278)
	139,881	122,724	400,491	326,654
Gain (loss) on real estate transactions, earnout from prior acquisition and impairment of real estate
Property management, acquisition and development	—	—	(6,019)	9,814
Interest expense
Rental operations	(38,379)	(32,619)	(109,414)	(95,125)
Property management, acquisition and development	(1,387)	(875)	(3,778)	(2,530)
	(39,766)	(33,494)	(113,192)	(97,655)

Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes
Property management, acquisition and development	(1,268)	(1,243)	(3,827)	(3,716)
Interest income
Property management, acquisition and development	869	1,358	2,797	4,697

Interest income on note receivable from Preferred Operating Partnership unit holder
Property management, acquisition and development	532	1,213	2,404	3,638
Equity in earnings of unconsolidated real estate ventures
Rental operations	3,990	3,625	11,407	9,813
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests
Property management, acquisition and development	—	37,509	—	64,432
Income tax (expense) benefit
Rental operations	(834)	(550)	(1,759)	(1,840)
Tenant reinsurance	(3,572)	(3,504)	(10,701)	(9,352)
Property management, acquisition and development	1,243	(412)	3,306	188
	(3,163)	(4,466)	(9,154)	(11,004)
Net income (loss)
Rental operations	98,204	88,377	279,921	236,189
Tenant reinsurance	16,038	15,130	48,353	43,239
Property management, acquisition and development	(13,167)	23,719	(43,367)	27,245
	$101,075	$127,226	$284,907	$306,673

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization expense
Rental operations	$44,732	$44,189	$136,821	$126,506
Property management, acquisition and development	3,343	2,366	7,318	6,896
	$48,075	$46,555	$144,139	$133,402
Statement of Cash Flows
Acquisition of real estate assets
Property management, acquisition and development			$(119,040)	$(763,246)
Development and redevelopment of real estate assets
Property management, acquisition and development			$(20,670)	$(18,492)

15.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2017, the Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of September 30, 2017, the Company was under agreement to acquire 35 stores at a total purchase price of $462,116. Of these stores, 23 are scheduled to close in 2017 at a purchase price of $308,225, nine are scheduled to close in 2018 at a purchase price of $118,463, and three are scheduled to close thereafter at a purchase price of $35,428. Additionally, the Company is under agreement to acquire 19 stores with joint venture partners, for a total investment of $96,750. Six of these stores are scheduled to close in 2017, while the remaining 13 stores are expected to close in 2018.

The Company owns and/or operates stores located in Texas, Florida, and Puerto Rico that were impacted by Hurricanes Harvey, Irma, and Maria during the three months ended September 30, 2017. Losses incurred to date by these hurricanes include property damage, net of insurance recoveries, of $2,110, and tenant reinsurance claims of $2,250, which are included in property operations and tenant reinsurance on the Company's condensed consolidated statements of operations.

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

16.     SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company purchased seven stores located in Georgia, Maryland, Oregon, Virginia and Washington for a total purchase price of $83,125.

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

PROPERTIES

As of September 30, 2017, we owned, had ownership interests in, or managed 1,513 stores in 38 states, Washington, D.C. and Puerto Rico. Of these 1,513 stores, we owned 844 stores, we held joint venture interests in 184 stores, and our taxable REIT subsidiary, Extra Space Management, Inc., operated an additional 485 stores that are owned by third parties. These operating stores contain approximately 114.0 million square feet of rentable space in approximately 1.0 million units.

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

As of September 30, 2017, approximately 920,000 tenants were leasing storage units at the 1,513 operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2017, the average length of stay was approximately 14.5 months for tenants who have vacated in the last 12 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.77 for the three months ended September 30, 2017, compared to $15.24 for the three months ended September 30, 2016. Average annual rent per square foot for new leases was $16.90 for the three months ended September 30, 2017, compared to $16.06 for the three months ended September 30, 2016. The average discount, as a percentage of rental revenues, during these periods was 3.7% and 2.9%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

Stabilized Store Data Based on Location

The following table presents additional information regarding the occupancy of our stabilized stores by state as of September 30, 2017 and 2016. The information as of September 30, 2016 is on a pro forma basis as though all the stores owned and/or managed at September 30, 2017 were under our control as of September 30, 2016.

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2017 (1)	Number of Units as of September 30, 2016	Net Rentable Square Feet as of September 30, 2017 (2)	Net Rentable Square Feet as of September 30, 2016	Square Foot Occupancy % September 30, 2017	Square Foot Occupancy % September 30, 2016
Wholly-Owned Stores
Alabama	8	4,691	4,650	556,216	556,971	91.2%	90.1%
Arizona	22	13,773	13,640	1,530,770	1,531,922	93.6%	91.3%
California	143	110,726	108,965	11,395,369	11,369,700	95.3%	94.4%
Colorado	13	7,080	6,656	852,884	822,689	91.6%	91.6%
Connecticut	7	5,101	4,966	496,026	485,247	94.0%	92.9%
Florida	78	56,628	55,796	5,965,751	5,942,885	94.4%	93.1%
Georgia	49	30,130	29,401	3,811,743	3,765,111	94.1%	91.7%
Hawaii	9	8,550	8,523	603,411	603,349	93.8%	93.2%
Illinois	27	19,152	18,703	2,057,271	2,016,245	92.6%	92.0%
Indiana	15	7,924	7,802	943,029	940,348	93.3%	93.2%
Kansas	1	532	529	49,989	49,999	96.3%	96.2%
Kentucky	10	5,901	5,876	767,669	757,090	91.9%	91.8%
Louisiana	2	1,407	1,405	149,930	149,880	95.2%	93.3%
Maryland	29	22,487	22,337	2,294,086	2,291,567	92.6%	92.5%
Massachusetts	38	23,924	23,815	2,363,571	2,363,819	94.1%	91.6%
Michigan	4	2,401	2,388	324,276	323,976	94.8%	94.4%
Minnesota	1	740	740	74,550	74,550	94.0%	76.7%
Mississippi	3	1,510	1,511	217,442	218,282	92.5%	89.7%
Missouri	6	3,332	3,290	389,411	385,951	94.2%	92.4%
Nevada	15	9,191	9,111	1,313,933	1,313,545	95.3%	92.6%
New Hampshire	2	1,046	1,043	125,987	126,053	89.8%	94.5%
New Jersey	58	45,967	45,458	4,507,390	4,498,001	95.3%	93.1%
New Mexico	12	6,656	6,579	751,518	749,053	94.7%	93.4%
New York	21	19,310	19,241	1,553,309	1,549,618	93.5%	92.9%
North Carolina	12	7,937	7,845	848,649	847,269	92.5%	90.8%
Ohio	17	9,545	9,536	1,250,475	1,248,121	92.8%	92.5%
Oregon	4	2,792	2,738	327,487	326,977	93.7%	91.6%
Pennsylvania	14	9,832	9,625	1,053,644	1,046,635	91.8%	91.2%
Rhode Island	2	1,301	1,274	131,021	131,521	95.7%	95.0%
South Carolina	21	12,082	11,898	1,572,859	1,569,374	92.6%	89.5%
Tennessee	23	13,041	12,864	1,755,104	1,767,356	92.9%	92.3%
Texas	90	59,106	58,661	7,582,540	7,526,015	92.6%	90.0%
Utah	7	3,861	3,870	476,999	477,034	93.7%	94.2%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2017 (1)	Number of Units as of September 30, 2016	Net Rentable Square Feet as of September 30, 2017 (2)	Net Rentable Square Feet as of September 30, 2016	Square Foot Occupancy % September 30, 2017	Square Foot Occupancy % September 30, 2016
Virginia	41	31,025	30,804	3,288,449	3,283,976	93.0%	91.2%
Washington	7	4,330	4,301	509,638	509,358	96.5%	94.8%
Washington, DC	1	1,219	1,220	99,689	99,739	92.4%	92.3%
Total Wholly-Owned Stabilized	812	564,230	557,061	61,992,085	61,719,226	93.8%	92.3%

Joint-Venture Stores
Alabama	1	619	602	75,296	74,856	96.1%	93.5%
Arizona	6	3,747	3,725	429,273	428,883	93.6%	92.2%
California	47	34,171	33,887	3,279,318	3,283,061	94.5%	94.5%
Colorado	2	1,333	1,315	160,654	157,986	91.6%	93.0%
Connecticut	5	3,770	3,759	405,190	403,910	91.6%	92.1%
Delaware	1	561	603	76,765	71,910	88.5%	82.7%
Florida	12	10,047	9,988	1,006,891	1,002,212	96.0%	93.2%
Georgia	1	614	608	81,770	81,820	92.5%	88.9%
Illinois	4	2,685	2,692	288,399	288,115	90.7%	92.0%
Indiana	1	454	445	57,010	56,954	92.8%	97.1%
Kansas	2	848	845	109,170	109,375	96.7%	92.2%
Kentucky	3	1,399	1,374	158,980	153,825	90.5%	94.9%
Maryland	7	5,901	5,881	531,126	529,070	92.6%	92.2%
Massachusetts	9	5,132	5,114	534,378	534,877	91.6%	92.5%
Michigan	5	3,228	3,207	396,749	397,059	94.6%	92.9%
Missouri	1	544	542	61,375	61,075	93.0%	92.1%
Nevada	2	1,212	1,205	123,610	123,565	98.3%	93.9%
New Hampshire	2	805	794	85,061	83,845	91.4%	91.9%
New Jersey	13	10,403	10,328	1,029,694	1,029,588	94.3%	92.4%
New Mexico	2	1,051	1,047	134,403	134,371	93.3%	91.5%
New York	8	7,750	7,677	653,499	649,362	94.0%	93.3%
Ohio	5	2,896	2,877	382,178	381,432	93.6%	92.7%
Oregon	1	654	652	64,970	64,970	94.6%	95.5%
Pennsylvania	4	2,728	2,699	314,845	312,995	93.5%	90.9%
Tennessee	6	3,864	3,799	475,155	474,990	93.2%	93.4%
Texas	10	5,784	5,789	672,110	672,696	92.2%	92.0%
Virginia	7	5,093	5,090	514,117	514,172	80.2%	90.9%
Washington, DC	1	1,691	1,694	104,382	104,454	87.9%	91.5%
Total Joint-Venture Stabilized	168	118,984	118,238	12,206,368	12,181,428	93.1%	93.0%

Managed Stores
Alabama	9	4,202	4,232	595,551	602,341	92.0%	90.7%
Arizona	5	2,619	2,633	312,159	312,407	90.8%	84.8%
California	75	52,308	50,511	6,229,279	6,054,110	94.2%	93.5%
Colorado	16	8,853	8,596	1,039,790	1,044,988	89.7%	88.3%
Connecticut	2	1,423	1,414	182,380	182,149	94.8%	90.9%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2017 (1)	Number of Units as of September 30, 2016	Net Rentable Square Feet as of September 30, 2017 (2)	Net Rentable Square Feet as of September 30, 2016	Square Foot Occupancy % September 30, 2017	Square Foot Occupancy % September 30, 2016
Florida	49	33,975	33,489	4,026,357	4,015,636	94.6%	92.8%
Georgia	8	4,098	3,962	578,397	573,080	94.4%	93.7%
Hawaii	6	4,801	4,685	353,629	352,278	93.7%	91.3%
Illinois	12	7,144	7,159	743,634	744,437	91.0%	90.7%
Indiana	4	2,034	2,020	238,358	238,028	90.1%	91.8%
Kansas	1	570	572	70,480	70,480	97.2%	94.4%
Kentucky	2	1,328	1,332	218,334	218,887	93.9%	92.2%
Louisiana	1	987	987	133,360	133,325	97.6%	92.2%
Maryland	21	15,214	15,214	1,477,429	1,475,581	93.5%	91.2%
Massachusetts	3	1,543	1,540	182,945	182,945	90.2%	92.1%
Michigan	6	3,364	3,352	417,754	416,650	96.2%	92.7%
Mississippi	1	371	371	50,325	50,325	89.9%	66.3%
Missouri	3	1,663	1,582	186,319	182,910	93.2%	92.8%
Nevada	11	9,451	9,398	1,142,141	1,142,571	96.1%	90.6%
New Jersey	6	4,528	4,514	388,799	391,541	93.8%	87.9%
New Mexico	2	1,267	1,261	164,525	163,245	89.9%	84.0%
New York	13	11,028	11,012	676,752	676,510	89.4%	80.6%
North Carolina	20	8,599	8,440	1,176,243	1,181,578	91.5%	85.4%
Ohio	5	2,291	2,249	274,670	274,870	91.4%	94.3%
Oklahoma	11	5,864	5,823	970,694	953,385	88.8%	80.6%
Oregon	1	445	447	39,300	39,430	92.4%	93.7%
Pennsylvania	18	10,859	10,715	1,253,565	1,244,635	91.8%	92.4%
South Carolina	5	3,629	3,624	448,567	450,659	94.2%	92.2%
Tennessee	4	2,282	2,151	287,694	282,263	92.4%	94.1%
Texas	26	15,576	15,592	2,224,973	2,217,402	89.6%	90.6%
Utah	5	2,767	2,781	400,207	408,122	93.1%	90.4%
Virginia	7	4,209	4,209	425,899	426,299	90.6%	90.7%
Washington	3	1,557	1,564	194,327	181,897	93.2%	94.3%
Wisconsin	1	680	680	90,926	90,926	90.1%	74.3%
Puerto Rico	4	2,728	2,725	288,258	289,620	91.1%	86.6%
Total Managed Stabilized	366	234,257	230,836	27,484,020	27,265,510	92.8%	90.8%

Total Stabilized Stores	1,346	917,471	906,135	101,682,473	101,166,164	93.5%	92.0%

(1)	Represents unit count as of September 30, 2017, which may differ from unit count as of September 30, 2016 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of September 30, 2017, which may differ from rentable square feet as of September 30, 2016 due to unit conversions or expansions.

Lease-up Store Data Based on Location

The following table presents additional information regarding the occupancy of our lease-up stores by state as of September 30, 2017 and 2016. The information as of September 30, 2016 is on a pro forma basis as though all the stores owned and/or managed at September 30, 2017 were under our control as of September 30, 2016.

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2017 (1)	Number of Units as of September 30, 2016	Net Rentable Square Feet as of September 30, 2017 (2)	Net Rentable Square Feet as of September 30, 2016	Square Foot Occupancy % September 30, 2017	Square Foot Occupancy % September 30, 2016
Wholly-Owned Stores
Arizona	1	606	609	63,395	63,395	98.5%	88.1%
California	4	2,662	2,606	258,633	253,638	87.9%	60.0%
Florida	4	2,889	1,056	287,310	113,163	62.2%	92.3%
Georgia	6	3,695	3,667	442,453	442,273	84.9%	53.6%
Illinois	3	2,724	2,659	252,854	238,754	69.9%	19.4%
Massachusetts	2	2,013	1,971	139,918	138,931	80.9%	54.6%
New York	1	822	820	100,470	100,480	58.3%	58.3%
North Carolina	3	2,277	1,797	204,254	163,919	79.3%	73.0%
South Carolina	1	695	695	78,680	78,680	86.2%	77.9%
Texas	5	2,989	2,981	411,226	411,396	90.0%	81.8%
Utah	2	1,211	998	143,244	110,875	84.7%	39.1%
Total Wholly-Owned in Lease-up	32	22,583	19,859	2,382,437	2,115,504	80.3%	61.0%

Joint-Venture Stores
Arizona	1	606	602	62,200	62,200	94.5%	87.4%
Colorado	1	816	815	84,855	84,640	82.2%	32.5%
Florida	3	1,951	—	202,718	—	55.4%	—%
Massachusetts	1	487	—	50,330	—	37.8%	—%
New Jersey	1	868	872	74,131	74,152	95.0%	90.9%
New York	3	3,856	3,855	209,157	209,387	75.0%	40.6%
Pennsylvania	1	780	—	76,666	—	32.4%	—%
Oregon	2	792	796	71,465	71,670	78.3%	31.5%
Texas	1	527	533	55,325	55,275	88.7%	43.1%
South Carolina	1	686	669	83,826	78,085	91.5%	68.1%
Washington	1	623	637	82,301	82,345	86.0%	46.5%
Total Joint-Venture in Lease-up	16	11,992	8,779	1,052,974	717,754	72.6%	51.9%

Managed Stores
Arizona	2	1,848	1,842	211,839	212,789	67.1%	47.8%
California	4	3,692	2,887	460,356	350,486	71.8%	44.1%
Colorado	5	3,375	1,232	418,254	147,604	45.6%	81.1%
Connecticut	2	861	—	112,282	—	35.0%	—%
Florida	13	8,667	595	842,555	70,870	36.3%	85.1%
Georgia	4	2,893	639	301,880	78,305	41.8%	—%
Hawaii	1	641	—	51,552	—	3.8%	—%

		Company	Pro forma	Company	Pro forma	Company	Pro forma
Location	Number of Stores	Number of Units as of September 30, 2017 (1)	Number of Units as of September 30, 2016	Net Rentable Square Feet as of September 30, 2017 (2)	Net Rentable Square Feet as of September 30, 2016	Square Foot Occupancy % September 30, 2017	Square Foot Occupancy % September 30, 2016
Illinois	10	6,717	3,159	676,862	335,645	45.5%	30.6%
Indiana	5	3,025	1,995	361,154	237,586	74.2%	51.1%
Kentucky	2	955	522	94,410	43,235	24.9%	0.1%
Maryland	3	1,604	399	180,444	28,280	56.3%	83.8%
Massachusetts	2	1,921	1,922	153,592	153,603	72.2%	44.0%
Minnesota	5	3,135	644	324,652	62,389	74.0%	80.3%
Missouri	1	704	—	68,042	—	17.4%	—%
Nevada	1	764	764	153,571	153,571	85.0%	61.6%
New Hampshire	3	1,098	372	109,948	35,196	48.7%	45.0%
New Jersey	3	2,208	754	239,725	109,877	67.9%	44.5%
New Mexico	2	797	393	162,369	79,019	40.9%	45.0%
North Carolina	9	6,044	2,499	648,738	297,221	62.0%	64.1%
Ohio	2	996	538	111,254	67,860	77.7%	82.3%
Oklahoma	4	1,896	293	271,336	67,750	30.3%	1.4%
Pennsylvania	2	1,474	—	133,766	—	34.3%	—%
Rhode Island	1	692	692	83,865	83,865	64.7%	56.0%
South Carolina	5	3,246	627	381,081	67,375	62.8%	84.9%
Texas	19	14,241	6,055	1,582,841	702,663	43.0%	26.4%
Utah	1	386	405	44,199	44,149	90.2%	48.2%
Virginia	3	2,630	—	274,796	—	44.3%	—%
Washington, DC	1	882	—	73,237	—	44.6%	—%
Wisconsin	4	3,386	1,154	391,641	153,775	34.6%	31.7%
Total Managed in Lease-up	119	80,778	30,382	8,920,241	3,583,113	50.8%	50.8%

Total Lease-up Stores	167	115,353	59,020	12,355,652	6,416,371	50.9%	58.4%

(1)	Represents unit count as of September 30, 2017, which may differ from unit count as of September 30, 2016 due to unit conversions or expansions.

(2)	Represents net rentable square feet as of September 30, 2017, which may differ from rentable square feet as of September 30, 2016 due to unit conversions or expansions.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2017 and 2016

Overview
Results for the three and nine months ended September 30, 2017 included the operations of 1,028 stores (844 wholly-owned, two in consolidated joint ventures, and 182 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2016, which included the operations of 999 stores (810 wholly-owned, one in a consolidated joint venture, and 188 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues:
Property rental	$248,589	$224,451	$24,138	10.8%	$720,878	$635,730	$85,148	13.4%
Tenant reinsurance	25,882	22,727	3,155	13.9%	73,050	64,936	8,114	12.5%
Management fees and other income	9,685	10,005	(320)	(3.2)%	29,239	30,193	(954)	(3.2)%
Total revenues	$284,156	$257,183	$26,973	10.5%	$823,167	$730,859	$92,308	12.6%

Property Rental—The increase in property rental revenues for the three and nine months ended September 30, 2017 was primarily the result of an increase of $14,506 and $52,487, respectively, associated with acquisitions completed in 2017 and 2016. We acquired nine stores during the nine months ended September 30, 2017 and 99 stores during the year ended December 31, 2016. Property rental revenue also increased by $9,990 and $31,727, respectively, during the three and nine months ended September 30, 2017, as a result of increases in occupancy and rental rates to new and existing customers at our stabilized stores. Occupancy at our wholly-owned stabilized stores increased to 93.8% at September 30, 2017, as compared to 92.3% at September 30, 2016. The rental rate to new tenants on wholly-owned stores for the three months ended September 30, 2017 increased an average of approximately 4.8% over the same period in the prior year.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to the increase in the number of stores operated. We operated 1,513 stores at September 30, 2017 compared to 1,421 stores at September 30, 2016. Additionally, the average dollar per policy was higher during the three and nine months ended September 30, 2017 when compared to the same period in the prior year.

Management Fees and Other Income—Our taxable REIT subsidiary (“TRS”), Extra Space Management, Inc., manages stores owned by our joint ventures and third parties. Management fees generally represent approximately 6.0% of cash collected from these stores.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Expenses:
Property operations	$70,430	$62,341	$8,089	13.0%	$204,370	$185,883	$18,487	9.9%
Tenant reinsurance	6,272	4,093	2,179	53.2%	13,996	12,345	1,651	13.4%
Acquisition related costs and other	—	1,933	(1,933)	(100.0)%	—	9,124	(9,124)	(100.0)%
General and administrative	19,498	19,537	(39)	(0.2)%	60,171	63,451	(3,280)	(5.2)%
Depreciation and amortization	48,075	46,555	1,520	3.3%	144,139	133,402	10,737	8.0%
Total expenses	$144,275	$134,459	$9,816	7.3%	$422,676	$404,205	$18,471	4.6%

Property Operations—The increase in property operations expense during the three and nine months ended September 30, 2017 was due primarily to an increase of $4,460 and $16,943, respectively, related to store acquisitions completed in 2017 and 2016. We acquired nine operating stores during the nine months ended September 30, 2017, and 99 operating stores during the year ended December 31, 2016. In addition, a loss of $2,110,000, net of reinsurance proceeds, was recorded for the three and nine months ended September 30, 2017 related to the recent hurricanes.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense is primarily due to the additional claims from recent hurricanes Harvey, Irma and Maria as well as an increase in the total number of properties covered when compared to the prior year.

Acquisition Related Costs and Other—For the three and nine months ended September 30, 2016, these costs represented closing and other transaction costs incurred in connection with our acquisition of operating stores, which were accounted for as business combinations. On January 1, 2017, we adopted the guidance in ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. As a result of the adoption of this guidance, acquisitions of operating stores are now considered asset acquisitions, under which transaction costs are capitalized as a component of the cost of the assets acquired, rather than being expensed as incurred as required with business combinations.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the nine months ended September 30, 2017 decreased when compared to the same period in the prior year primarily as a result of an expense of $4,000 that was recorded during the nine months ended September 30, 2016 related to the accrual of a legal settlement. There were no such expenses during the three and nine months ended September 30, 2017. During the three months ended June 30, 2017, this legal proceeding was settled and a payment was made against the related accrued liability. We did not observe any other material trends in specific payroll, travel or other expenses that contributed to the decrease in general and administrative expenses.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired nine operating stores during the nine months ended September 30, 2017 and 99 operating stores during the year ended December 31, 2016.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other income and expenses:
Gain (loss) on real estate transactions, earnout from prior acquisition and impairment of real estate	$—	$—	$—	—%	$(6,019)	$9,814	$(15,833)	(161.3)%
Interest expense	(39,766)	(33,494)	(6,272)	18.7%	(113,192)	(97,655)	(15,537)	15.9%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,268)	(1,243)	(25)	2.0%	(3,827)	(3,716)	(111)	3.0%
Interest income	869	1,358	(489)	(36.0)%	2,797	4,697	(1,900)	(40.5)%
Interest income on note receivable from Preferred Operating Partnership unit holder	532	1,213	(681)	(56.1)%	2,404	3,638	(1,234)	(33.9)%
Equity in earnings of unconsolidated real estate ventures	3,990	3,625	365	10.1%	11,407	9,813	1,594	16.2%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	—	37,509	(37,509)	0.0%	—	64,432	(64,432)	(100.0)%
Income tax expense	(3,163)	(4,466)	1,303	(29.2)%	(9,154)	(11,004)	1,850	(16.8)%
Total other expense, net	$(38,806)	$4,502	$(43,308)	(962.0)%	$(115,584)	$(19,981)	$(95,603)	478.5%

Gain (Loss) on Real Estate Transactions, Earnout from Prior Acquisition and Impairment of Real Estate — During the nine months ended September 30, 2017, we recorded an impairment loss of $6,019 relating to one parcel of land held for sale and an additional two parcels of undeveloped land where the carrying value was greater than the fair value. During the nine months ended September 30, 2016, we recorded a gain of $9,814. This amount was comprised of a gain of $11,358 on the disposition of seven stores in April 2016, and a loss of $1,544, related to an earnout provision from the acquisition of a small portfolio of stores that were acquired in 2014.

Interest Expense—The increase in interest expense during the three and nine months ended September 30, 2017 was primarily the result of an overall increase in debt this period when compared to the same period in the prior year. The total face value of our debt, including our lines of credit, was $4,362,400 at September 30, 2017 compared to $4,047,217 at September 30, 2016. Additionally, the average interest rate on the total of our fixed- and variable-rate debt at September 30, 2017 was 3.3%, compared to 3.1% as of September 30, 2016.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable. The decrease for the three and nine months ended September 30, 2017 related primarily to the decrease in notes receivable when compared to the same period in the prior year. We had $28,005 of notes receivable included in assets on the condensed consolidated balance sheets as of September 30, 2017, compared to $67,098 as of September 30, 2016.

Interest Income on Note Receivable from Preferred Operating Partnership Unit Holders—Represents interest on a $100,000 loan to the holders of the Series A Participating Redeemable Preferred Units of our Operating Partnership (“Series A Units”). The decreases for the three and nine months ended September 30, 2017 are a result of an amendment signed in April 2017 that decreased the interest rate of the note receivable from 4.9% to 2.1%.

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash/profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash/profits. The increase for the three and nine months ended September 30, 2017 compared to the same period in the prior year was primarily the result of three of our joint ventures generating cash in excess of the preferred returns, resulting in increased distributions and equity in earnings. This increase was slightly offset by a decrease in the number of stores owned by our joint ventures as a result of transactions, including the acquisition of 40 stores from joint ventures during the year ended December 31, 2016.

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners' Interests—On February 2, 2016, we acquired six stores from our VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. We recorded a gain of $26,923 as a result of re-measuring to fair value our existing equity interest.

On September 16, 2016, we acquired 23 stores from our ESS PRISA II LLC joint venture ("PRISA II") in a step acquisition. We recorded a gain of $6,662 as a result of re-measuring to fair value our existing equity interest. We then sold our remaining interest in PRISA II to Prudential for $34,758 in cash. As a result of this sale, we recognized a gain of $30,846.

There were no such gains during the three and nine months ended September 30, 2017.

Income Tax Expense—For the three and nine months ended September 30, 2017, the decrease in income tax expense was primarily the result of solar tax credits received during the quarter when compared to the same period in the prior year.

Net Income Allocated to Noncontrolling Interests
The following table presents information on net income allocated to noncontrolling interests for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net income allocated to noncontrolling interests:
Net income allocated to Preferred Operating Partnership noncontrolling interests	$(3,394)	$(4,144)	$750	(18.1)%	$(10,775)	$(10,758)	$(17)	0.2%
Net income allocated to Operating Partnership and other noncontrolling interests	(3,917)	(4,994)	1,077	(21.6)%	(11,080)	(12,191)	1,111	(9.1)%
Total income allocated to noncontrolling interests:	$(7,311)	$(9,138)	$1,827	(20.0)%	$(21,855)	$(22,949)	$1,094	(4.8)%

Net Income Allocated to Preferred Operating Partnership Noncontrolling Interests—Income allocated to the Preferred Operating Partnership noncontrolling interests for the three and nine months ended September 30, 2017 and 2016 represents the fixed distributions paid to holders of the Series A Units, Series B Units, Series C Units and Series D Units, plus approximately 0.6% of the remaining net income allocated to holders of the Series A Units.

Net Income Allocated to Operating Partnership and Other Noncontrolling Interests—Income allocated to the Operating Partnership represents approximately 4.0% of net income after the allocation of the fixed distribution paid to the Preferred Operating Partnership unit holders for each of the three and nine months ended September 30, 2017 and 2016.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$93,764	$118,088	$263,052	$283,724

Adjustments:
Real estate depreciation	43,303	39,971	127,729	113,795
Amortization of intangibles	2,316	4,853	11,164	14,425
Loss (gain) on real estate transactions, earnout from prior acquisition and impairment of real estate	—	—	6,019	(9,814)
Unconsolidated joint venture real estate depreciation and amortization	1,429	1,227	4,267	3,481
Unconsolidated joint venture gain on sale of real estate and purchase of partner's interest	—	(37,509)	—	(64,432)
Distributions paid on Series A Preferred Operating Partnership units	(572)	(1,272)	(2,547)	(3,814)
Income allocated to Operating Partnership noncontrolling interests	7,363	9,137	21,928	22,949
Funds from operations attributable to common stockholders and unit holders	$147,603	$134,495	$431,612	$360,314

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2017	2016	Change	2017	2016	Change
Same-store rental revenues	$220,123	$210,075	4.8%	$640,322	$608,462	5.2%
Same-store operating expenses	59,183	57,507	2.9%	174,661	174,820	(0.1)%
Same-store net operating income	$160,940	$152,568	5.5%	$465,661	$433,642	7.4%
Same-store square foot occupancy as of quarter end	93.9%	92.5%		93.9%	92.5%
Properties included in same-store	732	732		732	732

Same-store revenues for the three and nine months ended September 30, 2017 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses were higher for the three months ended September 30, 2017 due to increases in property taxes, and payroll and benefits which were partially offset by decreases in repairs and maintenance and insurance. Expenses for the nine months ended September 30, 2017 were generally flat with increases in property taxes and marketing expense offset by decreases in repairs and maintenance and insurance.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$101,075	$127,226	$284,907	$306,673
Adjusted to exclude:
Loss (gain) on real estate transactions, earnout from prior acquisition and impairment of real estate	—	—	6,019	(9,814)
Equity in earnings of unconsolidated real estate joint ventures	(3,990)	(3,625)	(11,407)	(9,813)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners interests	—	(37,509)	—	(64,432)
Acquisition related costs and other[1]	—	1,933	—	9,124
Interest expense	41,034	34,737	117,019	101,371
Depreciation and amortization	48,075	46,555	144,139	133,402
Income tax expense	3,163	4,466	9,154	11,004
General and administrative (includes stock compensation)	19,498	19,537	60,171	63,451
Management fees, other income and interest income	(11,086)	(12,576)	(34,440)	(38,528)
Net tenant reinsurance	(19,610)	(18,634)	(59,054)	(52,591)
Non same-store revenue	(28,466)	(14,376)	(80,556)	(27,268)
Non same-store expenses	11,247	4,834	29,709	11,063
Total same-store NOI	$160,940	$152,568	$465,661	$433,642

Same-store rental revenues	$220,123	$210,075	$640,322	$608,462
Same-store operating expenses	59,183	57,507	174,661	174,820
Total same-store NOI	$160,940	$152,568	$465,661	$433,642

(1)	Beginning January 1, 2017, acquisition related costs have been capitalized due to a change in accounting literature.

CASH FLOWS

Cash flows provided by operating activities were $449,629 and $386,159, respectively, for the nine months ended September 30, 2017 and 2016. The increase was due to a non-cash gain on the purchase of joint venture partners’ interests of $64,432 recorded during the nine months ended September 30, 2016. This gain was related to the two step acquisitions of stores that were previously owned by our VRS and PRISA II joint ventures and the sale of our remaining interest in PRISA II. Additionally, there was a non-cash loss taken related to real estate and land impairments of $6,019 during the nine months ended September 30, 2017. There was also an increase in depreciation and amortization expense of $10,737 when compared with the same period in the prior year.

Cash used in investing activities was $87,744 and $704,310, respectively, for the nine months ended September 30, 2017 and 2016. The decrease was primarily due to a decrease in cash paid for the acquisition of real estate assets of $644,206. We purchased nine stores during the nine months ended September 30, 2017, compared to 72 stores purchased during the nine months ended September 30, 2016.

Cash used in financing activities was $342,011 for the nine months ended September 30, 2017, compared to cash provided by financing activities of $261,044 for the nine months ended September 30, 2016. The change related primarily to an increase in principal payments on notes payable and revolving lines of credit of $454,603 as well as in increase in the dividend paid of $25,124 for the nine months ended September 30, 2017 when compared to the same period in the prior year. For the nine months ended September 30, 2016 we received net proceeds from the sale of common stock of $123,423 and no similar proceeds were received during the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had $63,732 available in cash and cash equivalents. We are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis to maintain our qualification as a REIT.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2016 and the first nine months of 2017, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information on our lines of credit for the period presented. All of our lines of credit are guaranteed by us.

	As of September 30, 2017
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$25,000	$100,000	2.9%	6/4/2010	6/30/2018	LIBOR plus 1.7%
Credit Line 2 (3)(4)	—	500,000	2.6%	10/14/2016	10/14/2020	LIBOR plus 1.4%
	$25,000	$600,000

(1)	30-day USD LIBOR

(2)	Secured by mortgages on certain real estate assets. One two-year extension available.

(3)	Unsecured. Two six-month extensions available.

(4)	Basis rate as of September 30, 2017. Rate is subject to change based on a quarterly assessment of our consolidated leverage ratio.

As of September 30, 2017, we had $4,362,400 face value of debt, resulting in a debt to total enterprise value ratio of 28.9%. As of September 30, 2017, the ratio of total fixed-rate debt and other instruments to total debt was 80.8% (including $2,382,873 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2017 was 3.3%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2017.

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

On June 29, 2017 the Company's Operating Partnership entered an agreement for the private placement of $300 million of
10-year 3.95% senior notes. The notes were issued on August 24, 2017. The net proceeds have been used to refinance existing indebtedness and for general corporate purposes.

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
As of September 30, 2017, we had $4,362,400 in total face value of debt, of which $837,194 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by $8,372 annually.
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

The fair values of our fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$114,506	$120,230	$125,642	$120,230
Fixed rate notes receivable	$21,285	$20,608	$53,450	$52,201
Fixed rate notes payable and notes payable to trusts	$2,882,709	$2,900,822	$2,404,996	$2,417,558
Exchangeable senior notes	$702,118	$624,384	$706,827	$638,170

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

On August 4, 2017, our Operating Partnership issued 25,520 common OP Units in connection with the acquisition of one store in Florida. The store was acquired in exchange for the OP Units, valued at $2.0 million and approximately $7.1 million of cash.

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

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 3, 2017	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2017	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)