Form 10-K
period 2017-12-31
Extra Space Storage Inc.
filed 2018-03-01
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
The aggregate market value of the common stock held by non-affiliates of the registrant was $9,468,562,974 based upon the closing price on the New York Stock Exchange on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 21, 2018 was 126,037,528.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2017

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part I. Item 1A. Risk Factors” below. Such factors include, but are not limited to:

•	adverse changes in general economic conditions, the real estate industry and in the markets in which we operate;

•	failure to close pending acquisitions and developments on expected terms, or at all;

•	the effect of competition from new and existing stores or other storage alternatives, which could cause rents and occupancy rates to decline;

•	potential liability for uninsured losses and environmental contamination;

•
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;

•	disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;

•	increased interest rates;

•	reductions in asset valuations and related impairment charges;

•	our lack of sole decision-making authority with respect to our joint venture investments;

•	the effect of recent or future changes to U.S. tax laws;

•	the failure to maintain our REIT status for U.S. federal income tax purposes; and

•	economic uncertainty due to the impact of natural disasters, war or terrorism, which could adversely affect our business plan.
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

PART I
Item 1.     Business
General
Extra Space Storage Inc. (“we,” “our,” “us” or the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop self-storage properties (“stores”). We closed our initial public offering (“IPO”) on August 17, 2004. Our common stock is traded on the New York Stock Exchange under the symbol “EXR.”
We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2017 we owned and/or operated 1,483 stores in 39 states, Washington, D.C. and Puerto Rico, comprising approximately 112 million square feet of net rentable space in approximately 1,020,000 units.
We operate in two distinct segments: (1) self-storage operations; and (2) tenant reinsurance. Our self-storage operations activities include rental operations of wholly-owned stores. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the Company’s stores. We previously reported our financial statements in three segments, but based on operational changes and the way our management reviews company performance, we realigned our financial statements into two reportable segments. For more information and comparative financial and other information on our reportable business segments, refer to the segment information footnote in the notes to the consolidated financial statements in Item 8 of this Form 10-K.
Substantially all of our business is conducted through Extra Space Storage LP (the “Operating Partnership”). Our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To the extent we continue to qualify as a REIT we will not be subject to U.S. Federal tax, with certain exceptions, on our net taxable income that is distributed to our stockholders.
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
Management
Members of our executive management team have significant experience in all aspects of the self-storage industry. Our executive management team and their years of industry experience are as follows: Joseph D. Margolis, Chief Executive Officer, 13 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 17 years; Samrat Sondhi, Executive Vice President and Chief Operating Officer, 14 years; Gwyn McNeal, Executive Vice President and Chief Legal Officer, 12 years; James Overturf, Executive Vice President and Chief Marketing Officer, 19 years; and Kenneth M. Woolley, Executive Chairman, 39 years.
Our executive management team and board of directors have an ownership position in the Company with executive officers and directors owning approximately 4,059,669 shares or 3.2% of our outstanding common stock as of February 21, 2018.
Industry & Competition
Stores offer month-to-month rental of storage space for personal or business use. Tenants typically rent fully enclosed spaces that vary in size and typically range from 5 feet by 5 feet to 20 feet by 20 feet, with an interior height of 8 feet to 12 feet. Tenants have responsibility for moving their items into and out of their units. Stores generally have on-site managers who supervise and run the day-to-day operations, providing tenants with assistance as needed.

Self-storage provides a convenient way for individuals and businesses to store their possessions due to life changes, or simply because of a need for storage space. The mix of residential tenants using a store is determined by a store’s local demographics and often includes people who are experiencing life changes such as downsizing their living space or others who are not yet settled into a permanent residence. Items that tenants place in self-storage are typically furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records, inventory or storage for seasonal goods.
Our research has shown that tenants choose a store based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for stores. A store’s price, perceived security, cleanliness, and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to successfully secure rentals. Although most stores are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.
The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March.
Since inception in the early 1970’s, the self-storage industry has experienced significant growth. The self-storage industry has also seen increases in occupancy over the past several years. According to the Self-Storage Almanac (the “Almanac”), in 2012, the national average physical occupancy rate was 85.0% of net rentable square feet, compared to an average physical occupancy rate of 92.8% in 2017.
The industry is also characterized by fragmented ownership. According to the Almanac, as of the end of 2017, the top ten self-storage companies in the United States operated approximately 15.8% of the total U.S. stores, and the top 50 self-storage companies operated approximately 19.2% of the total U.S. stores. We believe this fragmentation will contribute to continued consolidation at some level in the future.
Recently we have encountered competition when we have sought to acquire existing operating stores, especially for brokered portfolios. Competitive bidding practices have been commonplace between both public and private entities, and this will likely continue. We believe that we are well positioned to compete for acquisitions.
We are the second largest self-storage operator in the United States. We are one of five public self-storage REITs along with CubeSmart, National Storage Affiliates, Life Storage and Public Storage.
Long-Term Growth and Investment Strategies
Our primary business objectives are to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value both at acceptable levels of risk. We continue to evaluate a range of growth initiatives and opportunities. Our primary strategies include the following:
Maximize the performance of our stores through strategic, efficient and proactive management
We pursue revenue-generating and expense-minimizing opportunities in our operations. Our revenue management team seeks to maximize revenue by responding to changing market conditions through our advanced technology systems' ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement more effective online marketing programs, which we believe will attract more customers to our stores at a lower net cost.
We continually analyze our portfolio to look for long-term value-enhancing opportunities. We proactively redevelop properties to add units or modify existing unit mix to better meet the demand in a given market and to maximize revenue. We also redevelop properties to reduce their effective useful age, increase visual appeal, enhance security and to improve brand consistency across the portfolio.
Acquire self storage stores
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

In addition to the pursuit of stabilized stores, we also develop stores from the ground up and provide the construction capital. We also purchase stores at the completion of construction from third party developers, who build to our specifications. These stores purchased at completion of construction (a "Certificate of Occupancy store"), create additional long term value for our stockholders. We are typically able to acquire these assets at a lower price than a stabilized store, and expect greater long term returns on these stores on average. However, in the short term, these acquisitions cause dilution to our earnings during the two-to-four year period required to lease up the Certificate of Occupancy stores. We expect that this trend will continue in 2018 as we continue to acquire Certificate of Occupancy stores.
Expand our management business
Our management business enables us to generate increased revenues through management fees as well as expand our geographic footprint, data sophistication and scale with little capital investment. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose stores would enhance our portfolio in the event an opportunity arises to acquire such stores.

Financing of Our Long-Term Growth Strategies
Acquisition and Development Financing
As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. Consequently, we require access to additional sources of capital to fund our growth. We expect to maintain a flexible approach to financing growth. We plan to finance future acquisitions through a diverse capital optimization strategy which includes but is not limited to: cash generated from operations, borrowings under our revolving lines of credit (the "Credit Lines"), secured and unsecured financing, equity offerings, joint ventures and sale of properties.
Credit Lines - We have two credit lines which we primarily use as short term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2017, our Credit Lines had available capacity of $600.0 million, of which $506.0 million was undrawn.
Secured and Unsecured Debt - Historically, we have primarily used traditional secured mortgage loans to finance store acquisitions and development efforts. More recently, we obtained unsecured bank term loans and issued unsecured private placement bonds. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2017, we had $2.8 billion of secured notes payable and $1.7 billion of unsecured notes payable outstanding compared to $2.9 billion secured notes payable and $1.0 billion unsecured notes payable outstanding as of December 31, 2016.
Equity - We have an active "at the market" (ATM) program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2016, we issued 1,381,300 shares of common stock through our ATM program and received proceeds of approximately $123.4 million. No shares were issued under the ATM program during the year ended December 31, 2017.
We view equity interests in our Operating Partnership as a potential source of capital that can also provide attractive tax planning opportunities to sellers of real estate. We issue common and preferred Operating Partnership units to sellers in certain acquisitions. Common Operating Partnership units receive distributions equal to the dividends on common stock, while preferred Operating Partnership units receive distributions at various negotiated rates. We may issue additional units in the future when circumstances are favorable.
Joint Venture Financing - As of December 31, 2017, we owned 215 of our stores through joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We generally manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture.

Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial or investment conditions. For the years ended December 31, 2017 and 2016, we sold 36 stores into a joint venture and nine stores to an outside party, respectively, for approximately $295.0 million and $30.3 million.
Regulation
Generally, stores are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and the Americans with Disabilities Act of 1990. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on stores, or laws affecting development, construction, operation, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of stores or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows. In addition, noncompliance with any of these laws, ordinances or regulations could result in the imposition of fines or an award of damages to private litigants and also could require substantial capital expenditures to ensure compliance.
Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, and are subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto. Store management activities may be subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state. Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, results of operations or cash flows.
Employees
As of December 31, 2017, we had 3,380 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.
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
Our performance is subject to risks associated with real estate investments. We are a real estate company that derives our income from the operation of our stores. There are a number of factors that may adversely affect the income that our stores generate, including the following:
Risks Related to Our Stores and Operations
Adverse economic or other conditions in the markets in which we do business could negatively affect our occupancy levels and rental rates and therefore our operating results.
Our revenues and net operating income can be negatively impacted by general economic factors that lead to a reduction in demand for rental space in the markets in which we operate.
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
We maintain comprehensive property and casualty insurance policies, including liability, fire, flood, earthquake, wind (as we deem necessary or as required by our lenders), umbrella coverage and rental loss insurance with respect to our stores. Certain types of losses, however, may be either uninsurable, not economically insurable, or coverage may be excluded on certain policies, such as losses due to earthquakes, hurricanes, tornadoes, riots, acts of war, terrorism, or social engineering. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a store. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. As a result, our operating results may be adversely affected.
Legal disputes, settlement and defense costs could have an adverse effect on our operating results.
From time to time we have to make monetary settlements or defend actions or arbitration (including class actions) to resolve tenant, employment-related or other claims and disputes. Settling any such liabilities could negatively impact our operating results and cash available for distribution to stockholders, and could also adversely affect our ability to sell, lease, operate or encumber affected properties.
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
Environmental compliance costs and liabilities associated with operating our stores may adversely affect our results of operations.
Under various U.S. federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances, which could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions for which we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return.
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
There is significant competition among self-storage operators and from other storage alternatives.
Competition in the local markets in which many of our stores are located is significant and has affected our occupancy levels, rental rates and operating expenses. Development of self-storage facilities has increased in recent years, which has intensified competition, and we expect it will continue to do so as newly developed facilities are opened. Development of self-storage facilities by other operators could continue to increase in the future. Actions by our competitors may decrease or prevent increases in our occupancy and rental rates, while increasing our operating expenses, which could adversely affect our business and results of operations.
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

Our ability to acquire stores on favorable terms and successfully integrate and operate them may be constrained by the following significant risks

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
As of December 31, 2017, we held interests in 215 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
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
As of December 31, 2017, we had approximately $4.6 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our net taxable income each year.
If we are required to utilize our Credit Lines for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or to continue to make distributions required to maintain our qualification as a REIT;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our stores, possibly on disadvantageous terms;

•	after debt service, the amount available for cash distributions to our stockholders is reduced;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our stores that secure their loans and receive an assignment of rents and leases and/or enforce our guarantees;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in a default on other indebtedness or result in the foreclosures of other stores.

Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make cash distributions to our stockholders.
As of December 31, 2017, we had approximately $4.6 billion of debt outstanding, of which approximately $1.2 billion, or 25.3% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 3.1% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.
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
Risks Related to Qualification and Operation as a REIT
Dividends payable by REITs may be taxed at higher rates.
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under the 2017 Tax Legislation (defined below), such stockholders may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock of REITs, including our stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our stores.
Possible legislative or other actions affecting REITs could adversely affect our stockholders.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us in ways we cannot predict. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Recently enacted U.S. tax legislation (the “2017 Tax Legislation”) has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include:

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (determined without regard to the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We are continuing to work with our tax advisors to determine the full impact that the recent federal tax reform legislation, which we refer to herein as the 2017 Tax Legislations, as a whole will have on us.
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
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal corporate income tax on our income;

•	we also could be subject to the U.S. Federal alternative minimum income tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following a year during which we were disqualified.
In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. individual stockholders would be taxed on our dividends at capital gains rates, and our U.S. corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code. If we fail to qualify as a REIT for U.S. federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Internal Revenue Code in order to maintain our REIT status, we may nevertheless be required to pay penalty taxes of $50,000 or more for each such failure. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value of our securities.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our gross income and the owners of our stock. Our ability to satisfy the asset tests depends upon our analysis of the fair market value of our assets, some of which are not susceptible to precise determination, and for which we will not obtain independent appraisals. Our ability to satisfy the income tests depends on the sources and amounts of our gross income, which we may not be able to control. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains, and we will be subject to U.S. federal corporate income tax to the extent we distribute less than 100% of our net taxable income including capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although we believe that we have been organized and have operated in a manner that is intended to allow us to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the Internal Revenue Service regarding our qualification as a REIT.

We will pay some taxes, reducing cash available for stockholders.
Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages stores for our joint ventures and stores owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a taxable REIT subsidiary (“TRS”) of our Company for U.S. federal income tax purposes. A TRS is a fully taxable corporation, and may be limited in its ability to deduct interest payments made to us. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to U.S. federal income tax and state insurance premiums tax, and pays certain insurance royalties to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we do not intend to sell stores as a dealer, the IRS could take a contrary position. To the extent that we are, or our TRS is, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.
Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
As of December 31, 2017, we owned or had ownership interests in 1,061 operating stores. Of these stores, 846 are wholly-owned, one is in a consolidated joint venture, and 214 are in joint ventures. In addition, we managed an additional 422 stores for third parties bringing the total number of stores which we own and/or manage to 1,483. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
21
1%
Northeast
252
17%
Midwest
152
10%
Mid-Atlantic
158
11%
California
252
17%
Mtn West
149
10%
Southeast
170
12%
Texas
155
10%
Hawaii
16
1%
Florida & P.R.
158
11%
EXR Presence
No Presence

Extra Space Storage

As of December 31, 2017, approximately 835,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2017, the average length of stay was approximately 14.6 months.
The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.98 for the year ended December 31, 2017, compared to $15.30 for the year ended December 31, 2016. Average annual rent per square foot for new leases was $16.77 for the year ended December 31, 2017, compared to $15.96 for the year ended December 31, 2016. The average discounts, as a percentage of rental revenues, during these periods were 3.9% and 3.6%, respectively.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.
The following table presents additional information regarding net rentable square feet and the number of stores by state.

	As of December 31, 2017
	REIT Owned		JV Owned		Managed		Total
Location	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,887	1	75,286	9	468,712	18	1,101,885
Arizona	22	1,536,086	8	554,487	6	420,836	36	2,511,409
California	145	11,423,633	53	3,752,368	54	5,072,892	252	20,248,893
Colorado	13	853,150	3	247,030	16	1,142,138	32	2,242,318
Connecticut	7	524,606	6	485,336	3	218,206	16	1,228,148
Delaware	—	—	1	76,765	—	—	1	76,765
Florida	82	6,273,792	17	1,333,795	51	3,775,872	150	11,383,459
Georgia	55	4,221,218	3	275,370	13	928,430	71	5,425,018
Hawaii	9	603,380	—	—	7	403,633	16	1,007,013
Illinois	31	2,395,802	4	288,168	18	1,108,036	53	3,792,006
Indiana	15	943,492	1	57,010	7	486,709	23	1,487,211
Kansas	1	49,999	2	108,770	1	70,480	4	229,249
Kentucky	10	767,624	2	111,342	5	359,304	17	1,238,270
Louisiana	2	150,355	—	—	1	133,810	3	284,165
Maryland	32	2,558,639	7	530,788	20	1,346,381	59	4,435,808
Massachusetts	41	2,558,305	11	663,963	3	200,511	55	3,422,779
Michigan	6	477,254	5	396,484	—	—	11	873,738
Minnesota	1	74,550	—	—	5	325,475	6	400,025
Mississippi	3	217,442	—	—	4	258,690	7	476,132
Missouri	5	331,836	2	119,575	5	301,578	12	752,989
Nebraska	—	—	—	—	2	90,742	2	90,742
Nevada	14	1,038,922	4	472,911	7	840,292	25	2,352,125
New Hampshire	2	135,932	2	83,685	4	145,280	8	364,897
New Jersey	55	4,341,854	19	1,415,395	8	624,589	82	6,381,838
New Mexico	10	643,186	4	242,503	4	326,294	18	1,211,983
New York	22	1,638,327	12	930,426	14	725,050	48	3,293,803
North Carolina	16	1,088,452	—	—	15	1,038,417	31	2,126,869
Ohio	16	1,217,275	6	415,728	2	111,419	24	1,744,422
Oklahoma	—	—	—	—	16	1,336,611	16	1,336,611
Oregon	6	399,292	2	138,275	3	183,795	11	721,362
Pennsylvania	16	1,203,819	7	505,496	17	1,203,508	40	2,912,823
Rhode Island	2	131,021	—	—	1	84,665	3	215,686
South Carolina	23	1,741,038	1	85,486	9	666,943	33	2,493,467
Tennessee	17	1,423,749	12	802,555	9	654,935	38	2,881,239
Texas	97	8,323,425	11	767,115	47	3,699,803	155	12,790,343
Utah	10	706,215	—	—	6	444,536	16	1,150,751
Virginia	44	3,515,299	7	513,857	13	937,276	64	4,966,432
Washington	8	591,349	—	—	2	145,839	10	737,188
Washington, DC	1	99,589	1	104,382	1	73,237	3	277,208
Wisconsin	—	—	—	—	6	562,695	6	562,695
Puerto Rico	—	—	—	—	8	900,440	8	900,440
Totals	847	64,757,794	214	15,554,351	422	31,818,059	1,483	112,130,204

Item 3.     Legal Proceedings
We are involved in various legal proceedings and are subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period, notwithstanding the fact that we are currently vigorously defending any legal proceedings against us. For more information on our legal accruals, refer to the Commitments and Contingencies footnote in the notes to the consolidated financial statements in Item 8 of this Form 10-K.
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
The following table presents, for the periods indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

	2017			2016
	Range		Dividends Declared	Range		Dividends Declared
Quarter	High	Low		High	Low
1st	$79.82	$71.64	$0.78	$93.46	$78.42	$0.59
2nd	$80.80	$71.79	$0.78	$94.04	$84.95	$0.78
3rd	$82.25	$74.13	$0.78	$94.38	$76.17	$0.78
4th	$87.86	$78.70	$0.78	$77.66	$68.78	$0.78
On February 21, 2018, the closing price of our common stock as reported by the NYSE was $81.50. At February 21, 2018, we had 423 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Holders of shares of common stock are entitled to receive distributions when declared by our board of directors out of any assets legally available for that purpose. As a REIT, we are required to distribute at least 90% of our “REIT taxable income,” which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid to our stockholders, annually in order to maintain our REIT qualification for U.S. federal income tax purposes. We have historically made regular quarterly distributions to our stockholders.
Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

In November 2017, our board of directors authorized a three-year share repurchase program to allow the Company to acquire shares in aggregate up to $400.0 million. The Company expects to acquire shares through open market or privately negotiated transactions. There have been no repurchases since the inception of this plan.
Unregistered Sales of Equity Securities
On December 28, 2017, our Operating Partnership issued 64,708 common OP units ("OP Units")in connection with the acquisition of one store in Florida. The store was acquired in exchange for the OP Units, valued at $5.6 million, and approximately $4.9 million in cash.
On December 6, 2017, our Operating Partnership issued 174,020 Series D-2 Preferred Units in connection with a joint venture's acquisition of one store in New York. We acquired an ownership interest in the store from the issuance of Preferred D-2 Units that was then contributed to the joint venture as an equity contribution. The OP Units were valued at $4.3 million.
The terms of the common and preferred OP Units are governed by the Operating Partnership’s Fourth Amended and Restated Agreement of Limited Partnership. The OP Units will be redeemable, at the option of the holders following the expiration of a lock-up period of at least one year from the date of issuance. The redemption obligation may be satisfied, at our option, in cash or shares of our common stock.
The OP Units were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
All other unregistered sales of equity securities during the year ended December 31, 2017 have previously been disclosed in filings with the SEC.
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

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Total revenues	$1,105,009	$991,875	$782,270	$647,155	$520,613
Income from operations (1)	$541,605	$449,838	$294,656	$278,468	$213,483
Earnings per share basic	$3.79	$2.92	$1.58	$1.54	$1.54
Earnings per share diluted	$3.76	$2.91	$1.56	$1.53	$1.53
Cash dividends paid per common share	$3.12	$2.93	$2.24	$1.81	$1.45
Other Data:
Acquisitions - wholly owned	$627,462	$1,086,645	$1,606,509	$563,670	$704,449
Acquisitions - investment in joint ventures	15,094	34,199	21,529	—	—
Total	$642,556	$1,120,844	$1,628,038	$563,670	$704,449

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data
Total assets	$7,455,137	$7,091,446	$6,071,407	$4,381,987	$3,977,140
Total notes payable, notes payable to trusts, exchangeable senior notes and revolving lines of credit, net (2)	$4,554,217	$4,306,223	$3,535,621	$2,349,764	$1,946,647
Noncontrolling interests	$373,056	$351,274	$283,527	$174,558	$173,425
Total stockholders' equity	$2,350,751	$2,244,892	$2,089,077	$1,737,425	$1,758,470
Other Data
Net cash provided by operating activities	$597,375	$539,263	$367,329	$337,581	$271,259
Net cash used in investing activities	$(369,556)	$(1,032,035)	$(1,625,664)	$(564,948)	$(366,976)
Net cash provided by (used in) financing activities	$(215,994)	$460,831	$1,286,471	$148,307	$191,655

(1)
The adoption of FASB ASU 2017-01 on January 1, 2017, has resulted in a decrease in acquisition related costs as the Company’s acquisition of operating stores are considered asset acquisitions rather than business combinations.

(2)
In connection with our adoption of Financial Accounting Standards Board (“FASB”) ASU 2015-3, "Simplifying the Presentation of Debt Issuance Costs," in fiscal year 2016, debt issuance costs, with the exception of those related to our revolving credit facility, have been reclassified from other assets to a reduction of the carrying amount of the related debt liability. Prior year amounts have been reclassified to conform to the current period’s presentation.

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
OVERVIEW
We are a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed to own, operate, manage, acquire, develop and redevelop self-storage properties (“stores”). We derive substantially all of our revenues from our two segments: storage operations and tenant reinsurance. Primary sources of revenue for our storage operations segment include rents received from tenants under leases at each of our wholly-owned stores. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. Consequently, management spends a significant portion of their time maximizing cash flows from our diverse portfolio of stores. Revenue from our tenant reinsurance segment consists of insurance revenues from the reinsurance of risks relating to the loss of goods stored by tenants in the Company's stores. Our segment presentation has changed from the prior year, and all applicable information has been reclassified to conform to the current year's segment presentation.
Our stores are generally situated in highly visible locations clustered around large population centers. These areas enjoy above average population growth and income levels. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. To maximize the performance of our stores, we employ industry-leading revenue management systems. Developed by our management team, these systems enable us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more pro-actively manage revenues.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. A summary of significant accounting policies is also provided in the notes to our consolidated financial statements (see Note 2 to our consolidated financial statements). Actual results may differ from these estimates. We believe the following are our most critical accounting policies and estimates:
CONSOLIDATION: Arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities (“VIEs”). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.
We have concluded that under certain circumstances when we enter into arrangements for the formation of joint ventures, a VIE may be created. For each VIE created, we have performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements. Otherwise, our investment is generally accounted for under the equity method. Our ability to correctly assess the influence or control over an entity affects the presentation of the investment in our consolidated financial statements.
As of December 31, 2017, we had no consolidated VIEs. Additionally, our Operating Partnership has notes payable to three trusts that are considered VIEs. Since the Operating Partnership is not the primary beneficiary of the trusts, these VIEs are not consolidated.
REAL ESTATE ASSETS: We account for the acquisition of stores, including by merger and other acquisitions of real estate, in accordance with ASC 805-10, "Business Combinations." We use our judgment to determine if assets acquired meet the definition of a business or if the acquisition should be considered an asset acquisition subsequent to our January 1, 2017 adoption of ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business." We must make significant assumptions and estimates in determining the fair value of the tangible and intangible assets and liabilities acquired and consideration transferred. These assumptions and estimates require judgment, and therefore others could come to materially different conclusions as to the estimated fair values, which could result in differences in depreciation and amortization expense, gains and losses on the purchase and sale of real estate assets, and real estate and intangible asset values.
EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2017.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: We hold a number of derivative instruments which we use to hedge our exposure to variability in expected future cash flows, mainly related to our interest rates on variable interest debt. We do not use derivatives for trading or speculative purposes. We assess our derivatives both at inception, and on an ongoing quarterly basis, for whether the derivatives used in hedging transactions are effective. Any ineffective portion of a derivative financial instrument's change in fair value is immediately recognized in earnings. The rules and interpretations relating to the accounting for derivatives are complex. Failure to apply this guidance correctly may require us to recognize all changes in fair value of the hedged derivative in earnings, which may materially impact our results.
INCOME TAXES: We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, among other things, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to that portion of our income which meets certain criteria and is distributed annually to our stockholders. We plan to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be subject to federal corporate income tax on all of our taxable income for at least that year and the ensuing four years. We could also be subject to penalties and interest, and our net income may be materially different from the amounts reported in our financial statements.
We have elected to treat one of our corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary (“TRS”). In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a penalty tax on the excess payments.
RECENT ACCOUNTING PRONOUNCEMENTS: For a discussion of recent accounting pronouncements affecting our business, see Item 8, “Financial Statements and Supplementary Data–Recently Issued Accounting Standards.”
RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Overview

EXTRA SPACE BRANDED STORES
1,600
1,400
1,200
1,000
800
600
400
200
0
1,483 Total
422
215
846
1,427 Total
411
180
836
2017
2016
Wholly Owned
Joint Venture
Third Party Managed

OCCUPANCY TRENDS – SAME-STORE POOL
95.0%
94.0%
93.0%
92.0%
91.0%
90.0%
94.4%
94.1%
91.4%
91.2%
91.9%
91.5%
January
February
March
April
May
June
July
August
September
October
November
December
2016
2017
*Data for "Same-store" pool of 701 stores

Results for the year ended December 31, 2017 included the operations of 1,061 stores (846 wholly-owned, one in a consolidated joint venture, and 214 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2016, which included the operations of 1,016 stores (836 wholly-owned, one in a consolidated joint venture, and 179 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below.
Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues:
Property rental	$967,229	$864,742	$102,487	11.9%
Tenant reinsurance	98,401	87,291	11,110	12.7%
Management fees and other income	39,379	39,842	(463)	(1.2)%
Total revenues	$1,105,009	$991,875	$113,134	11.4%

Property Rental—The increase in property rental revenues for the year ended December 31, 2017 was primarily the result of an increase of $59,694 associated with acquisitions completed in 2017 and 2016. We acquired 46 stores during the year ended December 31, 2017 and 99 stores during the year ended December 31, 2016. Property rental revenue also increased by $40,439 during the year ended December 31, 2017 as a result of increases in rental rates to new and existing customers at our stabilized stores.
Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to the increase in stores operated. We operated 1,483 stores at December 31, 2017, compared to 1,427 stores at December 31, 2016.
Management Fees and Other Income—Management fees represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures.
Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
Expenses:
Property operations	$271,974	$250,005	$21,969	8.8%
Tenant reinsurance	19,173	15,555	3,618	23.3%
Acquisition related costs and other	—	12,111	(12,111)	(100.0)%
General and administrative	78,961	81,806	(2,845)	(3.5)%
Depreciation and amortization	193,296	182,560	10,736	5.9%
Total expenses	$563,404	$542,037	$21,367	3.9%
Property Operations—The increase in property operations expense consists primarily of an increase of $19,607 related to acquisitions completed in 2017 and 2016. We acquired 46 operating stores during the year ended December 31, 2017 and 99 stores during the year ended December 31, 2016.
Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change is due primarily to the increase in the number of stores we owned and/or managed.
Acquisition Related Costs and Other—For the year ended December 31, 2016, acquisition related costs represented closing and other transaction costs incurred in connection with our acquisition of operating stores, which were accounted for as business combinations. On January 1, 2017, we adopted the guidance in ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which resulted in our acquisition of operating stores being accounted for as asset acquisitions rather than business combinations. Accordingly, closing and other transactions costs have been capitalized in 2017 as part of the acquisition price for asset acquisitions, rather than being expensed as incurred.
General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. General and administrative expenses for the year ended December 31, 2017 decreased when compared to the same period in the prior year primarily as a result of an expense of $4,000 that was recorded during the year ended December 31, 2016 as the result of a legal settlement. There were no such expenses during the year ended December 31, 2017. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.
Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 46 operating stores during the year ended December 31, 2017, and 99 operating stores during the year ended December 31, 2016.

Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
Other income and expenses:
Gain (loss) on real estate transactions, earnout from prior acquisitions and impairment of real estate	$112,789	$8,465	$104,324	1,232.4%
Interest expense	(153,511)	(133,479)	(20,032)	15.0%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(5,103)	(4,980)	(123)	2.5%
Interest income	3,801	6,148	(2,347)	(38.2)%
Interest income on note receivable from Preferred Operating Partnership unit holder	2,935	4,850	(1,915)	(39.5)%
Equity in earnings of unconsolidated real estate ventures	15,331	12,895	2,436	18.9%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	—	69,199	(69,199)	(100.0)%
Income tax expense	(3,625)	(15,847)	12,222	(77.1)%
Total other income (expense), net	$(27,383)	$(52,749)	$25,366	(48.1)%

Gain (Loss) on Real Estate Transactions, Earnout from Prior Acquisitions and Impairment of Real Estate— During the year ended December 31, 2017, we sold 36 stores to a new joint venture with an existing partner. We have a 10% ownership interest in the new joint venture. We recognized a total gain of $118,776 related to this transaction. During the year ended December 31, 2017, we also recognized an impairment loss of $6,100 related to three parcels of undeveloped land.
During the year ended December 31, 2016, through various transactions, we sold a total of nine stores located in Indiana, Ohio and Texas. We recognized a total gain of $11,358 related to these dispositions.
During 2014, we acquired five stores where we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016.  As the operating income of these stores during the earnout period was higher than originally estimated, an additional payment was due to the sellers of $4,284, which was recorded as a loss during 2016.
Interest Expense—The increase in interest expense during the year ended December 31, 2017 was primarily the result of higher debt balances when compared to the prior year as well as the increase in our average interest rate. The total face value of our debt, including our lines of credit, was $4,601,322 at December 31, 2017 compared to $4,363,697 at December 31, 2016. Our average interest rate as of December 31, 2017 was 3.3% compared to 3.0% at December 31, 2016.
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

Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests— Beginning January 1, 2017, the acquisition of our joint venture partners' interests in stores are no longer considered business combinations achieved in stages (step acquisitions) due to the adoption of ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." Instead, these transactions are considered asset acquisitions; therefore we had no gain or loss to record related to these transactions during the year ended December 31, 2017. In 2016 we had several large transactions with our joint venture partners that did result in gains. We acquired 11 stores from the ESS WCOT LLC joint venture ("WCOT") in a step acquisition. We recorded a gain of $4,651 as a result of the transaction. Similarly, we acquired 23 stores from our PRISA II joint venture ("PRISA II") in a separate step acquisition and recorded a gain of $6,778 on the transaction. Immediately after the step acquisition, we sold our interest in the PRISA II joint venture, which still owned 42 properties, to our joint venture partners, and recognized a gain of $30,846. Lastly, we acquired six stores from our VRS Self Storage LLC joint venture (“VRS”) in a step acquisition, where we again recorded a gain of $26,923.
Income Tax Expense— The decrease in income tax expense relates primarily to the remeasurement of our deferred tax liability balance and valuation allowance as a result of the 2017 Tax Legislation. The tax benefit recorded from this remeasurement was $8,606 for the year ended December 31, 2017. We also generated tax credits from our solar program in the amount of $5,308.
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Overview

EXTRA SPACE BRANDED STORES
1,600
1,400
1,200
1,000
800
600
400
200
0
1,427 Total
411
180
836
1,347 Total
348
253
746
2016
2015
Wholly Owned
Joint Venture
Third Party Managed

OCCUPANCY TRENDS – SAME-STORE POOL

96.0%
95.0%
94.0%
93.0%
92.0%
91.0%
90.0%
94.7%
94.8%
92.9%
91.3%
92.8%
92.1%
January
February
March
April
May
June
July
August
September
October
November
December
2015
2016

*Data for “Same-store” pool of 531 stores

Results for the year ended December 31, 2016, included the operations of 1,016 stores (836 wholly-owned, one in a consolidated joint venture, and 179 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2015, which included the operations of 999 stores (746 wholly-owned, one in a consolidated joint venture, and 252 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below.
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
Tenant Reinsurance—The increase in tenant reinsurance revenues was primarily due to the increase in stores operated. We operated 1,427 stores at December 31, 2016, compared to 1,347 stores at December 31, 2015.
Management Fees and Other Income—Management fees represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures.
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
Acquisition Related Costs and Other—For the years ended December 31, 2016 and 2015, acquisition related costs represented closing and other transaction costs incurred in connection with our acquisition of operating stores, which were accounted for as business combinations. These costs relate primarily to acquisition activities during the periods indicated. The decrease in these expenses for the year ended December 31, 2016 compared to the prior year was due to a decrease in the number of acquisitions. We acquired 99 properties during the year ended December 31, 2016 compared to 171 during the prior year. Included in the acquisitions completed in 2015 was the acquisition of SmartStop Self Storage Inc. ("SmartStop") on October 1, 2015. As part of this acquisition, we recorded an expense of $63,121 related to defeasance costs, prepayment penalties, and other acquisition related costs.
General and Administrative—General and administrative expenses primarily include all expenses not related to our stores, including corporate payroll, travel and professional fees. The expenses are recognized as incurred. General and administrative expense for the year ended December 31, 2016 increased when compared to the same periods in the prior year primarily due to the overall cost associated with the management of additional stores. We did not observe any material trends specific to payroll, travel or other expense that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.
Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 99 operating stores during the year ended December 31, 2016, and 171 operating stores during the year ended December 31, 2015.

Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
Other income and expenses:
Gain (loss) on real estate transactions, earnout from prior acquisitions and impairment of real estate	$8,465	$1,501	$6,964	464.0%
Interest expense	(133,479)	(95,682)	(37,797)	39.5%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(4,980)	(3,310)	(1,670)	50.5%
Interest income	6,148	3,461	2,687	77.6%
Interest income on note receivable from Preferred Operating Partnership unit holder	4,850	4,850	—	—%
Equity in earnings of unconsolidated real estate ventures	12,895	12,351	544	4.4%
Equity in earnings of unconsolidated real estate ventures—gain on sale of real estate assets and purchase of joint venture partners’ interests	69,199	2,857	66,342	2,322.1%
Income tax expense	(15,847)	(11,148)	(4,699)	42.2%
Total other expense, net	$(52,749)	$(85,120)	$32,371	(38.0)%
Gain (Loss) on Real Estate Transactions, Earnout from Prior Acquisitions and Impairment of Real Estate—During the year ended December 31, 2016, through various transactions, we sold a total of nine stores located in Indiana, Ohio and Texas. We recognized a total gain of $11,358 related to these dispositions.

During 2014, we acquired a portfolio of five stores where we agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. As the operating income of these stores during the earnout period was higher than originally estimated, an additional payment was due to the sellers of $4,284, which was recorded as a loss during 2016.

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
Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partners’ Interests— In 2016 we had several large transactions with our joint venture partners. We acquired 11 stores from our WCOT joint venture in a step acquisition. We recorded a gain of $4,651 as a result of the transaction. Similarly, we acquired 23 stores from our PRISA II joint venture in a separate step acquisition and recorded a gain of $6,778 on the transaction. Immediately after the step acquisition, we sold our interest in the PRISA II joint venture , which still owned 42 properties, to our joint venture partners, and recognized a gain of $30,846. Lastly, we acquired six stores from our VRS joint venture in a step acquisition, where we again recorded a gain of $26,923.
During March 2015, one of our joint ventures sold a store located in New York to a third party and we recorded a gain of $1,228 on the transaction. Additionally, in March 2015 we acquired a joint venture partner’s 82.4% equity interest in an existing joint venture. We recognized a non-cash gain of $1,629 during the three months ended March 31, 2015 as a result of re-measuring the fair value of our 17.6% equity interest in this joint venture held before the acquisition.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$479,013	$366,127	$189,474

Adjustments:
Real estate depreciation	172,660	155,358	115,924
Amortization of intangibles	13,591	20,467	11,094
Loss (gain) on real estate transactions, earnout from prior acquisition and impairment of real estate	(112,789)	(8,465)	(1,501)
Unconsolidated joint venture real estate depreciation and amortization	5,489	4,505	4,233
Unconsolidated joint venture gain on sale of real estate and purchase of partner's interest[1]	—	(69,199)	(2,857)
Distributions paid on Series A Preferred Operating Partnership units	(3,119)	(5,085)	(5,088)
Income allocated to Operating Partnership noncontrolling interests	35,306	30,962	20,064
Funds from operations attributable to common stockholders and unit holders	$590,151	$494,670	$331,343

(1)
Beginning January 1, 2017, the disposition of properties is not considered the disposal of a business due to the adoption of ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business."

SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Our same-store pool for the periods presented consists of 701 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended December 31,		Percent	For the Year Ended December 31,		Percent
	2017	2016	Change	2017	2016	Change
Same-store rental and tenant reinsurance revenues	$210,803	$200,882	4.9%	$831,453	$790,864	5.1%
Same-store operating and tenant reinsurance expenses	55,909	54,355	2.9%	224,353	223,173	0.5%
Same-store net operating income	$154,894	$146,527	5.7%	$607,100	$567,691	6.9%

Same-store square foot occupancy as of quarter end	91.9%	91.5%		91.9%	91.5%

Properties included in same-store	701	701		701	701

Same-store revenues for the three months and year ended December 31, 2017 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses were higher for the three months ended December 31, 2017, primarily due to increases in property taxes, payroll and benefits and marketing, which were partially offset by decreases in repairs and maintenance and insurance. Expenses for the year ended December 31, 2017 were moderately higher primarily due to increases in property taxes and marketing expense offset by decreases in repairs and maintenance and insurance.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2017	2016	2017	2016
Net Income	$229,315	$90,416	$514,222	$397,089
Adjusted to exclude:
Loss (gain) on real estate transactions, earnout from prior acquisition and impairment of real estate	(118,808)	1,349	(112,789)	(8,465)
Equity in earnings of unconsolidated joint ventures	(3,924)	(3,082)	(15,331)	(12,895)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests[1]	—	(4,767)	—	(69,199)
Acquisition related costs and other[2]	—	2,987	—	12,111
Interest expense	41,595	37,088	158,614	138,459
Depreciation and amortization	49,157	49,158	193,296	182,560
Income tax expense (benefit)	(5,529)	4,843	3,625	15,847
General and administrative	18,790	18,355	78,961	81,806
Management fees, other income and interest income	(11,675)	(12,312)	(46,115)	(50,840)
Net tenant insurance	(20,174)	(19,145)	(79,228)	(71,736)
Non same store revenue	(35,548)	(28,130)	(135,776)	(73,878)
Non same store expense	11,695	9,767	47,621	26,832
Total same store NOI	$154,894	$146,527	$607,100	$567,691

(1)
Beginning January 1, 2017, the disposition of properties is not considered the disposal of a business due to the adoption of ASU 2017-01" Business Combinations (Topic 805): Clarifying the Definition of a Business"

(2)	Beginning January 1, 2017, acquisition related costs have been capitalized due to the adoption of ASU 2017-01"Business Combinations (Topic 805): Clarifying the Definition of a Business"

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Our same-store pool for the periods presented consists of 564 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended December 31,		Percent	For the Year Ended December 31,		Percent
	2016	2015	Change	2016	2015	Change
Same-store rental and tenant reinsurance revenues	$179,003	$170,234	5.2%	$708,063	$662,213	6.9%
Same-store operating and tenant reinsurance expenses	46,169	47,142	(2.1)%	189,973	187,939	1.1%
Same-store net operating income	$132,834	$123,092	7.9%	$518,090	$474,274	9.2%

Same-store square foot occupancy as of quarter end	92.0%	92.8%		92.0%	92.8%

Properties included in same-store	564	564		564	564

Same-store revenues for the three months and year ended December 31, 2016 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses were lower for the three months ended December 31, 2016 due to decreases across most expense categories. The most significant decreases were in repairs and maintenance and utilities. Expenses increased for the year ended December 31, 2016 primarily due to higher property taxes and credit card processing fees.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2016	2015	2016	2015
Net Income	$90,416	$11,744	$397,089	$209,536
Adjusted to exclude:
Gain (loss) on real estate transactions, earnout from prior acquisition and sale of other assets	1,349	—	(8,465)	(1,501)
Equity in earnings of unconsolidated joint ventures	(3,082)	(3,297)	(12,895)	(12,351)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	(4,767)	—	(69,199)	(2,857)
Acquisition related costs and other	2,987	63,698	12,111	69,401
Interest expense	37,088	31,741	138,459	98,992
Depreciation and amortization	49,158	40,766	182,560	133,457
Income tax expense	4,843	3,154	15,847	11,148
General and administrative (includes stock compensation)	18,355	18,138	81,806	67,758
Management fees, other income and interest income	(12,312)	(13,225)	(50,840)	(42,472)
Non same store rental and tenant reinsurance revenue	(72,364)	(45,333)	(243,970)	(85,896)
Non same store operating and tenant reinsurance expense	21,163	15,706	75,587	29,059
Total Same Store NOI	$132,834	$123,092	$518,090	$474,274

CASH FLOWS
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Cash provided by operating activities was $597,375 and $539,263 for the years ended December 31, 2017 and 2016, respectively. The change when compared to the prior year was primarily due to a $117,133 increase in net income, a decrease in gain on sale of real estate assets and purchase joint venture partners' interests of $69,199 and an increase in depreciation and amortization expense of $10,736. The increases were partially offset by a $104,324 increase in the gain on real estate transactions, earnout from prior acquisition and impairment of real estate, as well as decreases of $20,590 in accounts payable and accrued expenses, and $11,713 in other assets.
Cash used in investing activities was $369,556 and $1,032,035, for the years ended December 31, 2017 and 2016, respectively. The decrease was primarily due to a decrease in total cash paid for the acquisition of real estate assets of $433,338. We purchased 46 stores during the year ended December 31, 2017, compared to 99 stores purchased during 2016. There was also an increase in proceeds from sale of real estate assets, investments in real estate ventures and other assets of $251,352 and a decrease in cash paid on the purchase/issuance of notes receivable of $26,429 for the year ended December 31, 2017 when compared to 2016.
Cash used in financing activities was $215,994 for the year ended December 31, 2017, compared to cash provided by financing activities of $460,831 for the year ended December 31, 2016. The change related primarily to a decrease in proceeds from notes payable and revolving lines of credit of $574,734 and a decrease in net proceeds from the sale of common stock of $123,424 for the year ended December 31, 2017 when compared to the prior year. These decreases were partially offset by a decrease in principal payments on notes payable and revolving lines of credit of $33,763.
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

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
We will continue to employ leverage in our capital structure in amounts reviewed from time to time by our board of directors. Although our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, we will consider factors including but not limited to:

•	the interest rate of the proposed financing;

•	the extent to which the financing impacts flexibility in managing our stores;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of stores acquired with debt financing;

•	long-term objectives with respect to the financing;

•	target investment returns;

•	the ability of particular stores, and our Company as a whole, to generate cash flow sufficient to cover expected debt service payments;

•	overall level of consolidated indebtedness;

•	timing of debt maturities;

•	provisions that require recourse and cross-collateralization; and

•	corporate credit ratios including fixed charge coverage ratio and max secured/unsecured indebtedness.
Our indebtedness may be recourse, non-recourse, cross-collateralized, cross-defaulted, secured or unsecured. In addition, we may invest in stores subject to existing loans collateralized by mortgages or similar liens, or may refinance stores acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing stores, for general working capital or to purchase additional interests in partnerships or joint ventures or for other purposes when we believe it is advisable.
As of December 31, 2017, we had $55,683 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2017 and 2016, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
As of December 31, 2017, we had $4,601,322 face value of debt, resulting in a debt to total enterprise value ratio of 28.1%. As of December 31, 2016, we had $4,363,697 face value of debt, resulting in a debt total enterprise value ratio of 29.6%. As of December 31, 2017, the ratio of total fixed-rate debt and other instruments to total debt was 74.7% (including $2,283,049 on which we have interest rate swaps that have been included as fixed-rate debt). As of December 31, 2016, the ratio of total fixed-rate debt and other instruments to total debt was 70.0% (including $2,198,275 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at December 31, 2017 and 2016 was 3.3% and 3.0%, respectively. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2017.
We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness, out of our operating cash flow, cash on hand and borrowings under our revolving lines of credit. In addition, we are pursuing additional sources of financing based on anticipated funding needs.
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

CONTRACTUAL OBLIGATIONS
The following table presents information on future payments due by period as of December 31, 2017:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$152,426	$8,015	$15,087	$14,595	$114,729
Notes payable, unsecured term loans, notes payable to trusts and revolving lines of credit
Interest	566,857	144,367	232,464	101,042	88,984
Principal	4,601,322	397,934	2,036,425	1,151,639	1,015,324
Total contractual obligations	$5,320,605	$550,316	$2,283,976	$1,267,276	$1,219,037
The operating leases above include minimum future lease payments on leases for 23 of our operating stores as well as leases of our corporate offices. Three ground leases include additional contingent rental payments based on the level of revenue achieved at the store.
As of December 31, 2017, the weighted average interest rate for all fixed rate loans was 3.3%, and the weighted average interest rate on all variable rate loans was 3.1%.
For more information on our contractual obligations related to real estate acquisitions, refer to our commitments and contingencies footnote in the notes to the consolidated financial statements in Item 8 of this Form 10-K.
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
As of December 31, 2017, we had approximately $4.6 billion in total face value debt, of which approximately $1.2 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $11.6 million annually.
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

Derivative Instruments
We use derivative instruments to help manage interest rate risk using designated hedge relationships. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. See our Derivatives footnote in our Notes to consolidated financial statements in Item 8 for additional information about our use of derivative contracts.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Salt Lake City, Utah
March 1, 2018

Extra Space Storage Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets:
Real estate assets, net	$7,132,431	$6,770,447
Investments in unconsolidated real estate ventures	70,091	79,570
Cash and cash equivalents	55,683	43,858
Restricted cash	30,361	13,884
Receivables from related parties and affiliated real estate joint ventures	2,847	16,611
Other assets, net	163,724	167,076
Total assets	$7,455,137	$7,091,446
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$3,738,497	$3,213,588
Exchangeable senior notes, net	604,276	610,314
Notes payable to trusts, net	117,444	117,321
Revolving lines of credit	94,000	365,000
Accounts payable and accrued expenses	96,087	101,388
Other liabilities	81,026	87,669
Total liabilities	4,731,330	4,495,280
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 126,007,091 and 125,881,460 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,260	1,259
Additional paid-in capital	2,569,485	2,566,120
Accumulated other comprehensive income	33,290	16,770
Accumulated deficit	(253,284)	(339,257)
Total Extra Space Storage Inc. stockholders' equity	2,350,751	2,244,892
Noncontrolling interest represented by Preferred Operating Partnership units, net of $120,230 notes receivable	159,636	147,920
Noncontrolling interests in Operating Partnership	213,301	203,354
Other noncontrolling interests	119	—
Total noncontrolling interests and equity	2,723,807	2,596,166
Total liabilities, noncontrolling interests and equity	$7,455,137	$7,091,446
See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Operations
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Property rental	$967,229	$864,742	$676,138
Tenant reinsurance	98,401	87,291	71,971
Management fees and other income	39,379	39,842	34,161
Total revenues	1,105,009	991,875	782,270
Expenses:
Property operations	271,974	250,005	203,965
Tenant reinsurance	19,173	15,555	13,033
Acquisition related costs and other	—	12,111	69,401
General and administrative	78,961	81,806	67,758
Depreciation and amortization	193,296	182,560	133,457
Total expenses	563,404	542,037	487,614
Income from operations	541,605	449,838	294,656
Gain (loss) on real estate transactions, earnout from prior acquisitions and impairment of real estate	112,789	8,465	1,501
Interest expense	(153,511)	(133,479)	(95,682)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(5,103)	(4,980)	(3,310)
Interest income	3,801	6,148	3,461
Interest income on note receivable from Preferred Operating Partnership unit holder	2,935	4,850	4,850
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	502,516	330,842	205,476
Equity in earnings of unconsolidated real estate ventures	15,331	12,895	12,351
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	—	69,199	2,857
Income tax expense	(3,625)	(15,847)	(11,148)
Net income	514,222	397,089	209,536
Net income allocated to Preferred Operating Partnership noncontrolling interests	(14,989)	(14,700)	(11,718)
Net income allocated to Operating Partnership and other noncontrolling interests	(20,220)	(16,262)	(8,344)
Net income attributable to common stockholders	$479,013	$366,127	$189,474
Earnings per common share
Basic	$3.79	$2.92	$1.58
Diluted	$3.76	$2.91	$1.56
Weighted average number of shares
Basic	125,967,831	125,087,554	119,816,743
Diluted	134,155,771	125,948,076	126,918,869
See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$514,222	$397,089	$209,536
Other comprehensive income (loss):
Change in fair value of interest rate swaps	17,308	24,598	(4,929)
Total comprehensive income	531,530	421,687	204,607
Less: comprehensive income attributable to noncontrolling interests	35,997	32,438	20,001
Comprehensive income attributable to common stockholders	$495,533	$389,249	$184,606
See accompanying notes

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Balances at Balances at December 31, 2014	$14,809	$41,903	$10,730	$13,710	$92,422	$984	116,360,239	$1,163	$1,995,484	$(1,484)	$(257,738)	$1,911,983
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	79,974	1	1,541	—	—	1,542
Restricted stock grants issued	—	—	—	—	—	—	174,558	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	—	—	—	(18,090)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	6,735,000	67	446,810	—	—	446,877
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	6,055	—	—	6,055
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(822)	—	—	(446)	—	—	(1,268)
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	142,399	—	—	—	—	—	—	142,399
Redemption of Operating Partnership units for common stock	—	—	—	—	(28,106)	—	787,850	8	28,098	—	—	—
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(70,112)	—	—	(70,112)
Issuance of 2015 exchangeable senior notes - equity component	—	—	—	—	—	—	—	—	22,597	—	—	22,597
Net income	6,445	2,514	2,074	685	8,344	—	—	—	—	—	189,474	209,536
Other comprehensive income (loss)	(15)	—	—	—	(46)	—	—	—	—	(4,868)	—	(4,929)
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	1,727	—	—	1,727
Distributions to Operating Partnership units held by noncontrolling interests	(7,050)	(2,515)	(2,074)	(685)	(12,179)	—	—	—	—	—	—	(24,503)
Dividends paid on common stock at $2.24 per share	—	—	—	—	—	—	—	—	—	—	(269,302)	(269,302)
Balances at Balances at December 31, 2015	$14,189	$41,902	$10,730	$13,710	$202,834	$162	124,119,531	$1,241	$2,431,754	$(6,352)	$(337,566)	$2,372,604

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Balances at Balances at December 31, 2015	$14,189	$41,902	$10,730	$13,710	$202,834	$162	124,119,531	$1,241	$2,431,754	$(6,352)	$(337,566)	$2,372,604
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	97,855	—	1,444	—	—	1,444
Restricted stock grants issued	—	—	—	—	—	—	119,931	2		—	—	2
Restricted stock grants cancelled	—	—	—	—	—	—	(9,947)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	1,381,300	14	123,408	—	—	123,422
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	8,045	—	—	8,045
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	800	(162)	—	—	(638)	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	7,247	—	—	—	—	—	—	7,247
Redemption of Operating Partnership units for sale of property	—	—	—	—	(7,689)	—	—	—		—	—	(7,689)
Redemption of Operating Partnership units for common stock and cash	—	—	—	—	(1,083)	—	23,850	—	577	—	—	(506)
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	67,193	—	—	—	—	—	—	—	67,193
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	148,940	2	(874)	—	—	(872)
Net income	7,645	2,514	2,570	1,971	16,262	—	—	—	—	—	366,127	397,089
Other comprehensive income	201	—	—	—	1,275	—	—	—	—	23,122	—	24,598
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	2,404	—	—	2,404
Distributions to Operating Partnership units held by noncontrolling interests	(7,650)	(2,514)	(2,570)	(1,971)	(16,292)	—	—	—	—	—	—	(30,997)
Dividends paid on common stock at $2.93 per share	—	—	—	—	—	—	—	—	—	—	(367,818)	(367,818)
Balances at Balances at December 31, 2016	$14,385	$41,902	$10,730	$80,903	$203,354	$—	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Balances at Balances at December 31, 2016	$14,385	$41,902	$10,730	$80,903	$203,354	$—	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	38,418	—	1,266	—	—	1,266
Restricted stock grants issued	—	—	—	—	—	—	95,392	1	(1)	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	—	(8,179)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	9,561	—	—	9,561
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	7,618	—	—	—	—	—	—	7,618
Redemption of Operating Partnership units for cash	—	—	—	—	(1,238)	—	—	—	(1,272)	—	—	(2,510)
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	11,161	—	—	—	—	—	—	—	11,161
Noncontrolling Interest in consolidated joint venture	—	—	—	—	—	216	—	—	—	—	—	216
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(6,189)	—	—	(6,189)
Net income (loss)	6,300	2,514	2,703	3,472	20,317	(97)	—	—	—	—	479,013	514,222
Other comprehensive income	106	—	—	—	682	—	—	—	—	16,520	—	17,308
Distributions to Operating Partnership units held by noncontrolling interests	(5,851)	(2,514)	(2,703)	(3,472)	(17,432)	—	—	—	—	—	—	(31,972)
Dividends paid on common stock at $3.12 per share	—	—	—	—	—	—	—	—	—	—	(393,040)	(393,040)
Balances at Balances at December 31, 2017	$14,940	$41,902	$10,730	$92,064	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807

See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$514,222	$397,089	$209,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,296	182,560	133,457
Amortization of deferred financing costs	12,289	12,922	7,779
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	5,103	4,980	3,310
Non-cash interest expense related to amortization of premium on notes payable	—	(872)	(2,409)
Compensation expense related to stock-based awards	9,561	8,045	6,055
Gain on sale of real estate assets and purchase of joint venture partners' interests	—	(69,199)	(2,857)
Gain on real estate transactions, earnout from prior acquisition and impairment of real estate	(112,789)	(8,465)	(1,501)
Distributions from unconsolidated real estate ventures in excess of earnings	4,567	3,534	4,531
Changes in operating assets and liabilities:
Receivables from related parties and affiliated real estate joint ventures	1,966	1,367	(1,436)
Other assets	(14,694)	(2,981)	(1,172)
Accounts payable and accrued expenses	(10,515)	10,075	108
Other liabilities	(5,631)	208	11,928
Net cash provided by operating activities	597,375	539,263	367,329
Cash flows from investing activities:
Acquisition of real estate assets	(653,185)	(1,086,523)	(349,897)
Development and redevelopment of real estate assets	(31,746)	(23,279)	(26,931)
Acquisition of SmartStop, net of cash acquired	—	—	(1,200,853)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	312,165	60,813	800
Change in restricted cash	(16,477)	16,854	1,282
Investment in unconsolidated real estate ventures	(17,944)	(28,241)	(3,434)
Return of investment in unconsolidated real estate ventures	581	16,953	45,080
Purchase/issuance of notes receivable	—	(26,429)	(84,331)
Principal payments received from notes receivable	44,869	42,785	—
Purchase of equipment and fixtures	(7,819)	(4,968)	(7,380)
Net cash used in investing activities	(369,556)	(1,032,035)	(1,625,664)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	123,424	446,877
Proceeds from notes payable and revolving lines of credit	1,325,623	1,900,357	2,121,802
Principal payments on notes payable and revolving lines of credit	(1,088,679)	(1,122,442)	(1,313,570)
Deferred financing costs	(6,967)	(17,486)	(9,779)
Net proceeds from the issuance of 2015 exchangeable senior notes	—	—	563,500
Repurchase of exchangeable senior notes	(19,916)	(22,195)	(227,212)
Net proceeds from exercise of stock options	1,266	1,444	1,542
Proceeds from termination of interest rate cap	—	1,650	—
Purchase of interest rate cap	—	—	(2,884)
Payment of earnout from prior acquisition	—	(4,600)	—
Redemption of Operating Partnership units held by noncontrolling interests	(2,510)	(506)	—
Contributions from noncontrolling interests	201	—	—
Dividends paid on common stock	(393,040)	(367,818)	(269,302)
Distributions to noncontrolling interests	(31,972)	(30,997)	(24,503)
Net cash provided by (used in) financing activities	(215,994)	460,831	1,286,471
Net increase (decrease) in cash and cash equivalents	11,825	(31,941)	28,136
Cash and cash equivalents, beginning of the period	43,858	75,799	47,663
Cash and cash equivalents, end of the period	$55,683	$43,858	$75,799
Supplemental schedule of cash flow information
Interest paid	$136,202	$122,265	$89,507
Income taxes paid	5,648	14,864	1,782
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	$(577)	$(28,106)
Common stock and paid-in capital	—	577	28,106
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$—	$2,404	$1,727
Additional paid-in capital	—	(2,404)	(1,727)
Acquisitions of real estate assets
Real estate assets, net	$51,455	$84,163	$158,009
Value of Operating Partnership units issued	(14,428)	(74,440)	(142,399)
Notes payable assumed	(24,055)	(9,723)	—
Investment in unconsolidated real estate ventures	(12,957)	—	—
Receivables from related parties and affiliated real estate joint ventures	—	—	(15,610)
Other noncontrolling interests	(15)	—	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$3,509	$8,497	$2,332
Development and redevelopment of real estate assets	1,703	125	—
Accounts payable and accrued expenses	(5,212)	(8,622)	(2,332)
Distribution of real estate from investments in unconsolidated real estate ventures
Real estate assets, net	$—	$25,055	$—
Investments in unconsolidated real estate ventures	—	(25,055)	—
Disposition of real estate assets
Real estate assets, net	$—	$(7,689)	$—
Operating Partnership units redeemed	—	7,689	—
Acquisition of noncontrolling interests
Operating Partnership units issued	$—	$(800)	$—
Other noncontrolling interests	—	162	—
Additional paid-in capital	—	638	—
Issuance of Preferred OP Units for additional investment in unconsolidated real estate venture
Preferred OP Units issued	$(4,351)	$—	$—
Investment in unconsolidated real estate ventures	4,351	—	—

See accompanying notes.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands, except store and share data, unless otherwise stated

1.     DESCRIPTION OF BUSINESS
Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties located throughout the United States. The Company was formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2017, the Company had direct and indirect equity interests in 1,061 storage facilities. In addition, the Company managed 422 stores for third parties bringing the total number of stores which it owns and/or manages to 1,483. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
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
In our Segment Information in Note 18, the number of segments has changed from three to two. The prior years' segment information has been reclassified to conform to the current year's presentation.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$38,365	$—	$38,365	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$9	$—	$9	$—
There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2017. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2017 or 2016.
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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to the undiscounted future net operating cash flows attributable to the assets (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented.
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
As of December 31, 2017 and 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2017 and 2016, approximate fair value.
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
The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$113,683	$120,230	$125,642	$120,230
Fixed rate notes receivable	$20,942	$20,608	$53,450	$52,201
Fixed rate notes payable and notes payable to trusts	$2,774,242	$2,815,085	$2,404,996	$2,417,558
Exchangeable senior notes	$719,056	$624,259	$706,827	$638,170
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
Stores purchased at the time of certificate of occupancy issuance and stores purchased subsequent to the Company's adoption of ASU 2017-01 on January 1, 2017 are considered asset acquisitions. As such, the purchase price is allocated to the real estate assets acquired based on their relative fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their relative fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Any debt assumed as part of the acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transactions costs are capitalized as part of the purchase price.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Other Assets
Other assets consist of equipment and fixtures, rents receivable from our tenants, investments in trusts, notes and other receivables, other intangible assets, deferred tax assets, prepaid expenses and the fair value of interest rate swaps. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years.
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
Revenue and Expense Recognition
Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized as income when earned. Management fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements. Equity in earnings of unconsolidated real estate entities is recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.
Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. The Company accrues for property tax expense based upon invoice amounts, estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of 2,000 dollars to 10,000 dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2017, the average insurance coverage for tenants was approximately 2,800 dollars. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant. The Company purchases reinsurance for losses exceeding a set amount for any one event. The Company does not currently have any amounts recoverable under the reinsurance arrangements.
For the years ended December 31, 2017, 2016 and 2015, the number of claims made were 5,671, 4,055 and 3,959, respectively. The following table presents information on the portion of the Company’s unpaid claims liability, which is included in other liabilities on the Company's consolidated balance sheets, that relates to tenant insurance for the periods indicated:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2017	2016	2015
Unpaid claims liability at beginning of year	$3,896	$3,908	$3,121
Claims and claim adjustment expense for claims incurred in the current year	11,700	7,250	6,421
Claims and claim adjustment expense (benefit) for claims incurred in the prior years	(203)	87	—
Payments for current year claims	(8,895)	(5,423)	(4,283)
Payments for prior year claims	(1,331)	(1,926)	(1,351)
Unpaid claims liability at the end of the year	$5,167	$3,896	$3,908
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. These costs are expensed as incurred. The Company recognized $14,410, $12,867 and $10,528 in advertising expense for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended ("the Internal Revenue Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2017, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
The Company has elected to treat its corporate subsidiary, Extra Space Management, Inc. (“ESMI”), as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax. ESM Reinsurance Limited, a wholly-owned subsidiary of ESMI, generates income from insurance premiums that are subject to federal corporate income tax and state insurance premiums tax.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2017 and 2016, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2017 and 2016, the Company had no interest or penalties related to uncertain tax provisions.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Stock-Based Compensation
The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards granted are valued at fair value and any compensation expense is recognized over the service periods of each award.
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
In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the years ended December 31, 2017, 2016 and 2015, options to purchase approximately 45,286, 88,552, and 62,254 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, The Company divided the total value of the Preferred Operating Partnership units by the average share price of $78.59 for the year ended December 31, 2017.
The following table presents the number of weighted OP Units and Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2017	2016	2015
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	5,564,631	—
Series A Units (Variable Only)	—	875,480	—
Series B Units	533,174	499,966	579,640
Series C Units	377,135	353,646	410,002
Series D Units	—	552,796	189,649
	910,309	7,846,519	1,179,291
The Operating Partnership had $49,259 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of December 31, 2017. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $53.05 per share as of December 31, 2017, and could change over time as described in the indenture. The Company has irrevocably agreed

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.
The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of December 31, 2017. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $93.80 per share as of December 31, 2017, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.
Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the years ended December 31, 2017, 2016 and 2015, 344,430 shares, 309,730 shares and 513,040 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the years ended December 31, 2017, 2016 and 2015, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period.
For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series A Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $101,700 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $101,700 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46.

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$479,013	$366,127	$189,474
Earnings and dividends allocated to participating securities	(975)	(792)	(601)
Earnings for basic computations	478,038	365,335	188,873
Earnings and dividends allocated to participating securities	—	792	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	30,088	—	14,790
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership Units (Series A)	(3,119)	—	(5,088)
Net income for diluted computations	$505,007	$366,127	$198,575

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	125,967,831	125,087,554	119,816,743
OP Units	5,590,831	—	5,451,357
Series A Units	875,480	—	875,480
Series D Units	1,081,561	—	—
Unvested restricted stock awards included for treasury stock method	—	299,585	—
Shares related to exchangeable senior notes and dilutive stock options	640,068	560,937	775,289
Average number of common shares outstanding - diluted	134,155,771	125,948,076	126,918,869
Earnings per common share
Basic	$3.79	$2.92	$1.58
Diluted	$3.76	$2.91	$1.56

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers,” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-9 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-9 includes all contracts with customers to provide goods and services in the ordinary course of business, except for certain contracts that are specifically excluded from the scope, such as lease contracts and insurance contracts. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. ASU 2014-9 will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company has determined that its property rental revenue and tenant reinsurance revenue will not be subject to the guidance in ASU 2014-9, as they qualify as lease contract and insurance contracts, which are excluded from its scope. The Company's management fee revenue will be included in the scope of ASU 2014-9, however, revenue recognized under ASU 2014-9 will not differ materially from revenue recognized under existing guidance. The Company anticipates adopting the standard using the modified retrospective transition method as of January 1, 2018.
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
In October 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this guidance January 1, 2018 and will begin presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides guidance on whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Specifically, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Additionally, ASU 2017-01 also provides other guidance providing a more robust framework to use in determining whether a set of assets and activities is a business. This guidance is effective for annual periods beginning after December 15, 2017. Early application of ASU 2017-01 is permitted for transactions for which the acquisition or disposition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued. The Company adopted the guidance in ASU 2017-01 to new acquisitions beginning on January 1, 2017. The adoption of this guidance resulted in a decrease in acquisition related costs, as the Company's acquisition of operating stores are considered asset acquisitions rather than business combinations under ASU 2017-01, and such costs are capitalized under the new guidance.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting for Hedging Activities," which amends and simplifies existing guidance for the financial reporting of hedging relationships to allow companies to better portray the economic effects of risk management activities in their financial statements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt ASU 2017-12 on January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheets as of the date of adoption. The Company is currently assessing the impact of the adoption on ASU 2017-12 on the Company's consolidated financial statements.
3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2017	December 31, 2016
Land - operating	$1,731,915	$1,664,659
Land - development	13,246	26,982
Buildings, improvements and other intangibles	6,286,762	5,833,836
Intangible assets - tenant relationships	114,375	111,528
Intangible lease rights	12,443	12,443
	8,158,741	7,649,448
Less: accumulated depreciation and amortization	(1,060,060)	(900,861)
Net operating real estate assets	7,098,681	6,748,587
Real estate under development/redevelopment	33,750	21,860
Net real estate assets	$7,132,431	$6,770,447
Real estate assets held for sale included in net real estate assets	$10,276	$1,970

As of December 31, 2017, the Company had one operating store and one parcel of undeveloped land classified as held for sale. The estimated fair value less selling costs of these assets are greater than the carrying value of the assets, and therefore no loss has been recorded related to the operating store held for sale. These assets held for sale are included in the self-storage operations segment of the Company’s segment information. The parcel of undeveloped land was sold in January 2018 and the Company anticipates the operating store will be sold by the end of 2018. During the second quarter of 2017, the Company recorded an impairment loss of $6,100 relating to several parcels of undeveloped land where the carrying value was greater than the fair value.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $14,349, $21,133, and $11,695 for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining balance of the unamortized lease rights will be amortized over the next one year to 44 years. Accumulated amortization related to intangibles was $112,347 and $101,120 as of December 31, 2017 and 2016, respectively.
4.     PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the years ended December 31, 2017 and 2016. The table excludes purchases of raw land or improvements made to existing assets.

			Consideration Paid								Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Non- controlling Interests	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real Estate Assets
Q4 2017	37	(1)	$535,299	$502,845	$14,592	$(1,812)	$12,957	$1,099	$5,618	64,708	$535,299
Q3 2017	4		31,966	29,919	—	—	—	47	2,000	25,520	31,966
Q2 2017	3		34,641	16,608	9,463	1,827	—	(67)	6,810	272,400	34,641
Q1 2017	2		25,556	25,541	—	—	—	15	—	—	25,556
	46		$627,462	$574,913	$24,055	$15	$12,957	$1,094	$14,428	362,628	$627,462

Q4 2016	27	(2)	$320,564	$297,569	$—	$—	$—	$4,997	$17,998	563,819	$328,683
Q3 2016	27	(3)	296,280	296,345	—	—	—	(65)	—	—	307,268
Q2 2016	22		244,264	176,689	9,723	—	—	1,615	56,237	2,215,231	244,264
Q1 2016	23	(4)	225,537	225,156	—	—	—	381	—	—	269,721
	99		$1,086,645	$995,759	$9,723	$—	$—	$6,928	$74,235	2,779,050	$1,149,936

(1)
Store acquisitions during the three months ended December 31, 2017 include the acquisition of seven stores that had been owned by joint ventures in which the Company held an equity interest. No gain or loss was recognized as a result of these acquisitions as the Company accounted for them as asset acquisitions subsequent to the adoption of ASU 2017-01, rather than as business combinations achieved in stages (step acquisitions).

(2)
On November 17, 2016, the Company acquired 11 stores from its ESS WCOT LLC joint venture ("WCOT") in a step acquisition. The Company owns 5.0% of WCOT, with the other 95.0% owned by affiliates of Prudential Global Investment Management ("Prudential"). WCOT created a new subsidiary, Extra Space Properties 132 LLC ("ESP 132") and transferred 11 stores into ESP 132. WCOT then distributed ESP 132 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $68,814. Immediately after the distribution, the Company acquired Prudential's 95.0% interest in ESP 132 for $153,304, resulting in 100% ownership of ESP 132 and the related 11 stores. Based on the purchase price of Prudential's share of ESP 132, the Company determined that the fair value of its investment in ESP 132 immediately prior to the acquisition of Prudential's share was $8,119, and the Company recorded a gain of $4,651 as a result of remeasuring to fair value its existing equity interest in ESP 132. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's consolidated statements of operations. The fair value of the stores purchased was recorded at $161,072.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

(3)
On September 16, 2016, the Company acquired 23 stores from its ESS PRISA II LLC joint venture ("PRISA II") in a step acquisition. The Company owned 4.4% of PRISA II, with the other 95.6% owned by affiliates of Prudential. PRISA II created a new subsidiary, Extra Space Properties 131 LLC ("ESP 131"), and transferred 23 stores into ESP 131. PRISA II then distributed ESP 131 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $4,326. Immediately after the distribution, the Company acquired Prudential's 95.6% interest in ESP 131 for $238,679, resulting in 100% ownership of ESP 131 and the related 23 stores. Based on the purchase price of Prudential's share of ESP 131, the Company determined that the fair value of its investment in ESP 131 immediately prior to the acquisition of Prudential's share was $10,988, and the Company recorded a gain of $6,778 as a result of re-measuring to fair value its existing equity interest in ESP 131. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's consolidated statements of operations. The fair value of the stores purchased was recorded at $248,530. Subsequent to these transactions, PRISA II owned 42 stores. The Company sold its 4.4% interest in PRISA II to Prudential immediately following these transactions, as disclosed in Note 5.

(4)
On February 2, 2016, the Company acquired six stores from its VRS Self Storage LLC joint venture (“VRS”) in a step acquisition. The Company owns 45.0% of VRS, with the other 55.0% owned by affiliates of Prudential. VRS created a new subsidiary, Extra Space Properties 122 LLC (“ESP 122”) and transferred six stores into ESP 122. VRS then distributed ESP 122 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $17,261. Immediately after the distribution, the Company acquired Prudential’s 55.0% interest in ESP 122 for $53,940, resulting in 100% ownership of ESP 122 and the related six stores. Based on the purchase price of Prudential’s share of ESP 122, the Company determined that the fair value of its investment in ESP 122 immediately prior to the acquisition of Prudential’s share was $44,184, and the Company recorded a gain of $26,923 as a result of re-measuring to fair value its existing equity interest in ESP 122. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners’ interests on the Company’s consolidated statements of operations. The fair value of the stores purchased was recorded at $98,082.

Store Disposals

On November 30, 2017, the Company sold 36 stores located in various states that had been classified as held for sale for an aggregate sales price of $295,000. The buyer of these properties was Storage Portfolio II JV, LLC ("SP II"), a newly formed joint venture in which the Company has a 10.0% equity interest. The Company recognized a gain of $118,776 related to this disposition, which represented 90.0% of the total gain. This amount is included in gain (loss) on real estate transactions, earnout from prior acquisitions and impairment of real estate on the Company's consolidated statements of operations. The Company deferred 10.0% of the gain due to the fact that it held an equity interest in the buyer, which resulted in a reduction in the carrying value of the Company's investment in SP II.

On September 13, 2017, the Company closed on the sale of a parcel of land located in New York that had been classified as held for sale for $19,000 in cash. This parcel of land had been written down to its fair value less selling costs during the six months ended June 30, 2017, and a loss of $3,500 was recorded. Therefore, no additional gain or loss was recorded related to this sale at the time of closing.

On July 26, 2016, the Company completed the sale of an operating store located in Indiana that had been classified as held for sale for $4,447 in cash. The Company recognized no gain or loss related to this disposition.

On April 20, 2016, the Company completed the sale of seven operating stores located in Ohio and Indiana that had been classified as held for sale for $17,555 in cash. The Company recognized a gain of $11,265 related to this disposition, which is included in gain (loss) on real estate transactions, earnout from prior acquisitions and impairment of real estate on the Company's consolidated statements of operations.

On April 1, 2016, the Company disposed of a single store in Texas in exchange for 85,452 of the Company's OP Units valued at $7,689. The Operating Partnership canceled the OP Units received in this disposition. The Company recognized a gain of $93 related to this disposition, which is included in gain (loss) on real estate transactions, earnout from prior acquisitions and impairment of real estate on the Company's consolidated statements of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Losses on Earnouts from Prior Acquisitions
On December 2014, the Company acquired a portfolio of five stores located in New Jersey and Virginia. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, the Company recorded an estimated liability related to this earnout provision. The operating income of these stores during the earnout period was higher than expected, resulting in an increase in the estimate of the amount due to the sellers of $4,284, which was recorded as a loss and included in gain (loss) on real estate transactions, earnout from prior acquisitions and impairment of real estate on the Company's consolidated statements of operations for the year ended December 31, 2016.
During 2011, the Company acquired a store located in Florida. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired store exceeded a specified amount of net rental income for any twelve-month period prior to June 30, 2015. At the acquisition date, $133 was recorded as the estimated amount that would be due, and the Company believed that it was unlikely that any significant additional payment would be made as a result of this earnout provision. Because the rental growth of the stores was trending significantly higher than expected, the Company estimated that an additional earnout payment of $2,500 was due to the seller as of December 31, 2014. This amount is included in gain (loss) on real estate transactions, earnout from prior acquisitions and sale of other assets on the Company’s consolidated statements of operations for the year ended December 31, 2014. During the year ended December 31, 2015, the Company recorded a gain of $400 to adjust the existing liability to the actual amount owed to the sellers as of June 30, 2015. This gain is included in gain (loss) on real estate transactions, earnout from prior acquisitions and impairment of real estate on the Company’s consolidated statements of operations for the year ended December 31, 2015.
5.     INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES
Investments in unconsolidated real estate ventures consist of the following:

	Number of Properties	Equity Ownership %	Excess Profit Participation %	December 31,
				2017	2016
VRS Self Storage, LLC ("VRS")	16	45%	54%	$19,467	$20,433
Storage Portfolio I LLC ("SP I")	24	25%	40%	11,495	11,782
Storage Portfolio II JV LLC ("SP II'")	36	10%	30%	(3,140)	—
PRISA Self Storage LLC ("PRISA")	85	4%	4%	9,638	10,152
Extra Space West Two LLC ("ESW II")	5	5%	40%	3,939	4,048
WCOT Self Storage LLC ("WCOT")	16	5%	20%	(357)	160
Extra Space West One LLC ("ESW")	7	5%	40%	(900)	(546)
Extra Space Northern Properties Six LLC ("ESNPS")	10	10%	35%	(1,279)	(905)
Other minority owned stores	15	10-50%	19-50%	31,228	34,446
	214			$70,091	$79,570
In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.
In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2017, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company has entered into several new unconsolidated real estate ventures. The Company accounts for its investment in the following ventures under the equity method of accounting. Information about these real estate ventures is summarized as follows:

	Number of new unconsolidated joint ventures	Number of Stores	Equity ownership %	Total initial investment
Year ended December 31, 2017	4	39	10.0% - 25.0%	$13,341
Year ended December 31, 2016	8	8	20.0% - 50.0%	$26,387
Year ended December 31, 2015	1	1	50%	$2,885

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
Equity in earnings of unconsolidated real estate ventures consists of the following:

	For the Year Ended December 31,
	2017	2016	2015
Equity in earnings of VRS	$3,562	$2,919	$4,041
Equity in earnings of SP I	2,684	2,380	1,951
Equity in earnings of SP II	33	—	—
Equity in earnings of PRISA	2,430	1,912	1,013
Equity in earnings of ESW II	1,210	174	145
Equity in earnings of WCOT	1,033	614	569
Equity in earnings of ESW	2,502	2,269	1,875
Equity in earnings of ESNPS	918	823	633
Equity in earnings of other minority owned stores	959	1,804	2,124
	$15,331	$12,895	$12,351
Equity in earnings of ESW II, SP I and VRS and other minority owned stores includes the amortization of the Company’s excess purchase price of $27,691 of these equity investments over its original basis. The excess basis is amortized over 40 years.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

6.     NOTES PAYABLE AND REVOLVING LINES OF CREDIT
The components of notes payable are summarized as follows:

Notes Payable	December 31, 2017	December 31, 2016	Fixed Rate	Variable Rate	Basis Rate (2)	Maturity Dates
Secured fixed rate notes payable (1)	$2,095,495	$2,297,968	2.6% - 6.1%			September 2018 - February 2030
Secured variable rate notes payable (1)	717,979	642,970		3.0% - 3.4%	LIBOR plus 1.4% - 1.8%	September 2018 - December 2024
Unsecured fixed rate notes payable	600,000	—	3.1% - 4.0%			October 2021 - August 2027
Unsecured variable rate notes payable	350,000	300,000		2.8% - 3.2%	LIBOR plus 1.3% - 1.7%	October 2021 - October 2023
Total	3,763,474	3,240,938
Less: unamortized debt issuance costs	(24,977)	(27,350)
Total	$3,738,497	$3,213,588

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) 30-day USD LIBOR
On October 14, 2016, the Company entered into a credit agreement (the “Credit Agreement”) which provides for aggregate borrowings of up to $1.15 billion, consisting of a senior unsecured four-year revolving credit facility of $500 million (the “Revolving Credit Facility”), a senior unsecured five-year term loan of $430 million (the “Five-Year Term Loan Facility”) and a senior unsecured seven-year term loan of $220 million (the “Seven-Year Term Loan Facility” and, together with the Revolving Credit Facility and the Five-Year Term Loan Facility, the “Credit Facility”). The Company may request an increase in the amount of the commitments under the Credit Facility up to an aggregate of $1.5 billion, and extend the term of the Revolving Credit Facility for up to two additional periods of six months each, after satisfying certain conditions.
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
The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. We are subject to certain restrictive covenants relating to our outstanding debt. As of December 31, 2017, the Company was in compliance with all of its financial covenants.
The following table summarizes the scheduled maturities of notes payable at December 31, 2017:

2018	$210,085
2019	456,117
2020	930,308
2021	658,146
2022	493,493
Thereafter	1,015,325
$3,763,474

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Real estate assets are pledged as collateral for the secured loans. Of the Company’s $3,763,474 principal amount of notes payable outstanding at December 31, 2017, $2,545,278 was recourse due to guarantees or other security provisions.
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2017
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$19,000	$100,000	3.2%	6/4/2010	6/30/2018	LIBOR plus 1.7%
Credit Line 2 (3)(4)	75,000	500,000	3.0%	10/14/2016	10/14/2020	LIBOR plus 1.4%
	$94,000	$600,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. One two-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2017. Rate is subject to change based on our consolidated leverage ratio.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2017, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2018, the Company estimates that $4,736 will be reclassified as a decrease to interest expense.
The following table summarizes the terms of the Company’s 29 derivative financial instruments, which have a total combined notional amount of $2,154,799 as of December 31, 2017:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,873 - $267,431	1.13% - 3.84%	10/3/2011 - 4/28/2017	9/20/2018 - 2/1/2024

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:	Fair Value
Other assets	$38,365	$23,844
Other liabilities	$9	$2,447
Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Year Ended December 31,
Type	2017	2016		2017	2016	2015
Swap Agreements	$8,499	$6,388	Interest expense	$(8,853)	$(18,800)	$(12,487)
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
As of December 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was immaterial. As of December 31, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2017, it could have been required to cash settle its obligations under these agreements at their termination value.
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
The notes payable to trusts are presented net of unamortized deferred financing costs of $2,146 and $2,269 as of December 31, 2017 and 2016, respectively.

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the Trusts to the maximum exposure to loss the Company is subject to related to the Trusts as of December 31, 2017:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
Total	119,590	3,590	116,000	—
Unamortized debt issuance costs	(2,146)
Total notes payable to trusts, net	$117,444

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

9.     EXCHANGEABLE SENIOR NOTES
In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of December 31, 2017 was approximately 10.66 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.
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
On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in other assets in the consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of December 31, 2017 was approximately 18.85 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended December 31, 2017. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending March 31, 2018. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended December 31, 2017.
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
Information about the carrying amount of the equity component, the principal amount of the liability component, its unamortized discount and its net carrying amount were as follows for the periods indicated:

	December 31, 2017	December 31, 2016
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$49,259	$63,170
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(315)	(1,187)
Unamortized discount - equity component - 2015 Notes	(12,974)	(17,355)
Unamortized cash discount - 2013 Notes	(74)	(281)
Unamortized debt issuance costs	(6,620)	(9,033)
Net carrying amount of liability components	$604,276	$610,314

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the 2013 Notes and 2015 Notes was as follows for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Contractual interest	$19,303	$19,483	$9,939
Amortization of discount	5,103	4,980	3,310
Total interest expense recognized	$24,406	$24,463	$13,249
Repurchase of 2013 Notes

During July, August and October 2017, the Company repurchased a total principal amount of $13,911 of the 2013 Notes. The Company paid cash of $20,042 for the total of the principal amount and the exchange value in excess of the principal amount.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Principal amount repurchased	$13,911	$22,194	$164,636

Amount allocated to:
Extinguishment of liability component	$13,692	$21,363	$157,100
Reacquisition of equity component	6,350	13,898	70,112
Total consideration paid for repurchase	$20,042	$35,261	$227,212
Exchangeable senior notes repurchased	$13,911	$22,194	$164,636
Extinguishment of liability component	(13,692)	(21,363)	(157,100)
Discount on exchangeable senior notes	(184)	(788)	(6,931)
Related debt issuance costs	(35)	(43)	(605)
Gain/(loss) on repurchase	$—	$—	$—

Subsequent to year end, the Company has repurchased a total principal amount of $37,704 of the 2013 Notes. The Company paid cash for these repurchases totaling $58,465, which included the principal amount and the exchange value in excess of the principal amount.
10.     RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS
The Company provides management services to certain joint ventures and third parties for a fee. Management fee revenues for related party and affiliated real estate joint ventures and other income are summarized as follows:

		For the Year Ended December 31,
Entity	Type	2017	2016	2015
PRISA	Affiliated real estate joint ventures	$6,303	$6,117	$5,809
SP I	Affiliated real estate joint ventures	1,450	1,397	1,312
WCOT	Affiliated real estate joint ventures	1,159	1,819	1,799
VRS	Affiliated real estate joint ventures	1,038	1,053	1,398
ESNPS	Affiliated real estate joint ventures	645	620	584
ESW	Affiliated real estate joint ventures	590	555	515
ESW II	Affiliated real estate joint ventures	502	482	452
PRISA II	Affiliated real estate joint ventures	—	3,469	4,703
Other	Franchisees, third parties and other	27,692	24,330	17,589
		$39,379	$39,842	$34,161

Receivables from related parties and affiliated real estate joint ventures balances are summarized as follows:

	December 31, 2017	December 31, 2016
Mortgage notes receivable	$—	$15,860
Other receivables from stores	2,847	751
	$2,847	$16,611
Mortgage notes receivable consisted of short-term mortgage notes to joint ventures and one three-year revolving line of credit to a joint venture. These short-term mortgage notes had a maturity of less than a year and were repaid prior to December 31, 2017. Other receivables from stores consist of amounts due for management fees, asset management fees and expenses paid on behalf of the stores that the Company manages. The Company believes that all of these related party and affiliated real

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

estate joint venture receivables are fully collectible. The Company did not have any payables to related parties at December 31, 2017 or 2016.
The Company has entered into an annual aircraft dry lease and service and management agreement with SpenAero, L.C. (“SpenAero”), an affiliate of Spencer F. Kirk, who was the Company's Chief Executive Officer through December 31, 2016 and continues to serve as a member of the Company's Board of Directors. Under the terms of the agreement, the Company pays a defined hourly rate for use of the aircraft. During the years ended December 31, 2017, 2016 and 2015, the Company paid SpenAero $167, $1,180 and $1,163, respectively.
11.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2017, 126,007,091 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

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

During the year ended December 31, 2017, the Company sold no shares of common stock under its "at the market" equity program.

During July 2016, the Company sold 550,000 shares of common stock under the current “at the market” equity program at an average sales price of $92.04 per share, resulting in net proceeds of $50,062. At December 31, 2017, the Company had $349,375 available for issuance under the existing equity distribution agreements.

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
12.     NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS
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

As of December 31, 2017, the noncontrolling interests represented by Operating Partnership preferred units consisted of the following:
•875,480 Series A Units;
•1,676,087 Series B Units;
•704,016 Series C Units; and
•3,682,521 Series D Units.

At December 31, 2017 and 2016, the noncontrolling interests represented by the Preferred Operating Partnership Units qualified for classification as permanent equity on the Company's consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units.
Series A Participating Redeemable Preferred Units
The Series A Units were issued in June 2007. Series A Units in the amount of $101,700 bear a fixed priority return of 2.3% and originally had a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to, that of the common OP Units. The Series A Units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock. As a result of the redemption of 114,500 Series A Units in October 2014, the remaining fixed liquidation value was reduced to $101,700. On April 18, 2017, the holder of the Series A Units and the Operating Partnership agreed to reduce the fixed priority return on the Series A Units from 5.0% to 2.3% in exchange for a reduction in the interest rate of the related loan, as more fully described below.
The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
On June 25, 2007, the Operating Partnership loaned the holders of the Series A Units $100,000. The note receivable bears interest at 2.1%. On April 18, 2017, a loan amendment was signed modifying the maturity date of the loan to the later of the death of the Series A Unit holder or his spouse and also lowering the interest rate of the loan from 4.9% to 2.1%. The loan amendment was determined to be a loan modification under GAAP, and therefore no change in value was recognized. The loan is secured by the borrower’s Series A Units. No future redemption of Series A Units can be made unless the loan secured by the Series A Units is also repaid. The Series A Units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan is also the holder of the Series A Units.
Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014 and have a liquidation value of $25.00 per unit for a fixed liquidation value of $41,902. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units are redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash or shares of its common stock. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
Series C Convertible Redeemable Preferred Units
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Series C Units were issued in 2013 and 2014 and have a liquidation value of $42.10 per unit for a fixed liquidation value of $29,639. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution for common OP Unit plus $0.18. Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance divided by four. These distributions are cumulative. The Series C Units will become redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units will also become convertible into common OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 common OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.
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
The Series D Units have been issued at various times from 2014 to 2017. During the year ended December 31, 2017, the Operating Partnership issued 446,420 Series D Units valued at $11,161 in conjunction with wholly-owned and joint venture acquisitions. During the year ended December 31, 2016, the Operating Partnership issued a total of 2,687,711 Series D Units valued at $67,193 in conjunction with the acquisition of real estate assets.

The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $92,064. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units until the tenth anniversary of the date of issuance, with the number of common OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
13.     NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 90.9% majority ownership interest therein as of December 31, 2017. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 9.1% are held by certain former owners of assets acquired by the Operating Partnership.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, at its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten-day average closing stock price at December 31, 2017, was $86.77 and there were 5,664,370 OP Units outstanding.
Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2017 and the Company elected to pay the OP Unit holders cash, the Company would have paid $491,497 in cash consideration to redeem the units.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

OP Unit activity is summarized as follows for the periods presented:

	For the Year Ended December 31,
	2017	2016	2015
OP Units redeemed for common stock	—	23,850	787,850
OP Units redeemed for cash	33,896	6,760	—
Cash paid for OP Units redeemed	$2,510	$506	$—
OP Units issued in conjunction with acquisitions	90,228	93,569	2,043,613
Value of OP Units issued in conjunction with acquisitions	$7,618	$7,247	$142,399
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
14.     OTHER NONCONTROLLING INTERESTS
Other noncontrolling interests represent the ownership interest of third parties in two consolidated joint ventures as of December 31, 2017. One joint venture owns an operating store and a development store in Texas. and a development store in Colorado, and the other owns a development property in Pennsylvania. The voting interests of the third-party owners are between 5.0% and 20.0%.
15.     STOCK-BASED COMPENSATION
As of December 31, 2017, 1,653,855 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).
Option grants are issued with an exercise price equal to the closing price of stock on the date of grant. Unless otherwise determined by the Compensation, Nominating and Governance Committee (“CNG Committee”) at the time of grant, options shall vest ratably over a four-year period beginning on the date of grant. Each option will be exercisable once it has vested. Options are exercisable at such times and subject to such terms as determined by the CNG Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Options expire 10 years from the date of grant. Beginning in 2017, the CNG Committee decided to the replace stock options granted to executives with performance based stock units for executive compensation. See the "Performance-Based Stock Units" section below.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2017
Outstanding at December 31, 2014	568,727	$16.62
Granted	89,575	69.93
Exercised	(79,974)	18.79
Forfeited	(5,699)	39.83
Outstanding at December 31, 2015	572,629	$24.42
Granted	35,800	85.99
Exercised	(97,855)	14.75
Forfeited	—	—
Outstanding at December 31, 2016	510,574	$30.60
Exercised	(38,418)	32.94
Outstanding at December 31, 2017	472,156	$30.41	3.71	$26,934
Vested and Expected to Vest	468,601	$30.05	3.68	$26,897
Ending Exercisable	394,363	$21.86	2.96	$25,864

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The weighted average fair value of stock options granted in 2016 and 2015, was $20.30 and $16.89, respectively. There were no options granted in 2017. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2016	2015
Expected volatility	37.0%	38.0%
Dividend yield	3.6%	3.6%
Risk-free interest rate	1.3%	1.5%
Average expected term (years)	5	5
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 7.4% of unvested options outstanding as of December 31, 2017, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

A summary of stock options outstanding and exercisable as of December 31, 2017, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22 - $6.22	157,750	1.13	$6.22	157,750	$6.22
$11.59 - $12.21	105,480	2.17	12.04	105,480	12.04
$19.6 - $65.36	105,986	5.20	39.89	89,629	36.47
$65.45 - $73.52	67,140	7.47	71.46	32,550	71.65
$85.99 - $85.99	35,800	8.15	85.99	8,954	85.99
$6.22-$85.99	472,156	3.71	$30.41	394,363	$21.86
The Company recorded compensation expense relating to outstanding options of $649, $729 and $510 in general and administrative expense for the years ended December 31, 2017, 2016 and 2015, respectively. Total cash received for the years ended December 31, 2017, 2016 and 2015, related to option exercises was $1,265, $1,444 and $1,542, respectively. At December 31, 2017, there was $869 of total unrecognized compensation expense related to non-vested stock options under the Plan. That cost is expected to be recognized over a weighted-average period of 1.56 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2017 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors
The Company recorded $8,072, $7,316 and $5,545 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2017, 2016 and 2015, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.1% of unvested awards outstanding as of December 31, 2017, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2017 there was $12,913 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.14 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.
A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2014	291,749	$37.73
Granted	174,558	69.18
Released	(129,808)	34.86
Cancelled	(18,090)	44.54
Unreleased at December 31, 2015	318,409	$55.75
Granted	119,931	87.61
Released	(128,808)	50.05
Cancelled	(9,947)	67.36
Unreleased at December 31, 2016	299,585	$70.57
Granted	95,392	74.49
Released	(120,323)	63.95
Cancelled	(8,179)	77.25
Unreleased at December 31, 2017	266,475	$74.76

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Performance-based Stock Units
In 2017, the CNG Committee changed its compensation for executives to issue performance-based stock units (the "PSUs") as a replacement for stock option awards. The PSUs granted to executives in March 2017 represent the right to earn shares of the Company's common stock. These awards have two financial performance components: (1) the Company's core FFO performance ("FFO Target"), and (2) the Company's total stockholder return relative to the performance of a defined group of peers ("TSR Target"). Each of these performance components are weighted 50% and are measured over the performance period, which is defined as the three-year period ending December 31, 2019. At the end of the performance period, the financial performance components are reviewed to determine the number of shares actually granted to executives, which can be as low as zero shares and up to a maximum of two shares issued for each PSU. A summary of the PSU activity is as follows:

Performance-based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	30,071	83.84
Unvested at December 31, 2017	30,071	83.84

The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company's common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using an expected term of 2.8 years, a risk-free rate of 1.6%, and expected volatility of 21.4%. Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are issued, so a dividend yield of zero was used. The Monte Carlo simulation model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the PSUs.
Compensation cost is recognized ratably over the period from the date of grant to the end of the related performance period. The Company recognized compensation expense of $840 during the year ended December 31, 2017 related to the PSUs, which is included in general and administrative expense in the Company's consolidated statements of operations. The intrinsic value of unvested PSUs as of December 31, 2017 was $2,630.
As of December 31, 2017, there was $1,681 of total unrecognized compensation expense related to the PSUs under the Plan. That cost is expected to be recognized over a period of two years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2017 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
16.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2017, 2016 and 2015, the Company made matching contributions to the plan of $2,212, $1,944 and $1,680, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.
17.     INCOME TAXES
As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary. In general, the Company’s TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax. The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company has elected to use the Tax-Law-Ordering approach to determine when excess tax benefits will be realized.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The income tax provision for the years ended December 31, 2017, 2016 and 2015, is comprised of the following components:

	For the Year Ended December 31, 2017
	Federal	State	Total
Current expense	$5,677	$1,662	$7,339
Tax credits/true-up	(5,573)	(383)	(5,956)
Change in deferred expense	1,700	542	2,242
Total tax expense	$1,804	$1,821	$3,625

	For the Year Ended December 31, 2016
	Federal	State	Total
Current expense	$14,627	$2,368	$16,995
Tax credits/true-up	(312)	—	(312)
Change in deferred benefit	(369)	(467)	(836)
Total tax expense	$13,946	$1,901	$15,847

	For the Year Ended December 31, 2015
	Federal	State	Total
Current expense	$3,736	$1,640	$5,376
Tax credits/true-up	274	—	274
Change in deferred expense (benefit)	7,016	(1,518)	5,498
Total tax expense	$11,026	$122	$11,148
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2017		2016		2015
Expected tax at statutory rate	$186,274	35.0%	$144,708	35.0%	$77,151	35.0%
Non-taxable REIT income	(170,811)	(32.1)%	(131,112)	(31.7)%	(67,084)	(30.4)%
State and local tax expense - net of federal benefit	2,306	0.4%	2,399	0.6%	1,249	0.6%
Change in valuation allowance	159	—%	(845)	(0.2)%	(624)	(0.3)%
Tax credits/true-up	(5,956)	(1.1)%	(312)	(0.1)%	274	0.1%
Remeasurement of deferred balances	(8,460)	(1.6)%	—	—%	—	—%
Miscellaneous	113	—%	1,009	0.2%	182	0.1%
Total provision	$3,625	0.6%	$15,847	3.8%	$11,148	5.1%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2017	December 31, 2016
Deferred tax liabilities:
Fixed assets	$(15,271)	$(16,488)
Other	(108)	(201)
State deferred taxes	(2,822)	(1,242)
Total deferred tax liabilities	(18,201)	(17,931)

Deferred tax assets:
Captive insurance subsidiary	252	413
Accrued liabilities	873	2,741
Stock compensation	1,287	1,713
Solar credit	43	—
Other	57	1,548
SmartStop TRS	219	365
State deferred taxes	7,802	6,078
Total deferred tax assets	10,533	12,858

Valuation allowance	(4,924)	(4,765)

Net deferred income tax liabilities	$(12,592)	$(9,838)
The state income tax net operating losses expire between 2018 and 2035. The valuation allowance is associated with the state income tax net operating losses. The tax years 2013 through 2016 remain open related to the state returns, and 2014 through 2016 for the federal returns.
Federal tax reform legislation that was enacted on December 22, 2017 (commonly known as the Tax Cuts and Jobs Act) (the “2017 Tax Legislation”) made substantial changes to the Internal Revenue Code. Among those changes are a reduction in the U.S. federal corporate tax rate from the previous rate of 35% to 21%, the elimination or modification of various currently allowed deductions, and a deduction for REIT stockholders that are individuals, trusts and estates of up to 20% of ordinary REIT dividends. Many of the provisions of the 2017 Tax Legislation will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are issued, increasing the uncertainty as to the ultimate effect of the statutory amendments on the Company. It is also likely that there will be technical corrections legislation proposed with respect to the 2017 Tax Legislation, the effect of which cannot be predicted and may be adverse to the Company or its stockholders.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Legislation.
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the 2017 Tax Legislation and refining calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The tax benefit recorded related to the remeasurement of the deferred tax balance and valuation allowance was $8,606, which is included as a component of income tax expense.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The impact of the 2017 Tax Legislation may differ from the Company’s estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the 2017 Tax Legislation. The Company will continue to make and refine calculations as additional analysis is completed. In addition, the estimates may also be affected as the Company gains a more thorough understanding of the tax law.
18.     SEGMENT INFORMATION

The Company’s segment disclosures present the measure used by the chief operating decision makers ("CODMs") for purposes of assessing each segment’s performance. The Company’s CODMs are comprised of several members of its executive management team who use net operating income ("NOI") to assess the performance of the business for the Company’s reportable operating segments. NOI for our self-storage operations represents total property revenue less direct property operating expenses. NOI for our tenant reinsurance segment represents tenant reinsurance revenues less tenant reinsurance expense.

The Company’s segments were historically comprised of three reportable segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Based on how the CODMs reviews performance and makes decisions, the Company realigned its segments into two reportable segments: (1) self-storage operations and (2) tenant reinsurance. The self-storage operations activities include rental operations of wholly-owned stores. The Company's consolidated revenues equal total segment revenues plus property management fees and other income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is property management fees and other income.

For all periods presented, substantially all of our real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. The prior periods have been restated to conform to the current presentation. Financial information for the Company’s business segments is set forth below:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2017	2016	2015
Revenues:
Self-storage operations	$967,229	$864,742	$676,138
Tenant reinsurance	98,401	87,291	71,971
Total segment revenues	$1,065,630	$952,033	$748,109

Operating expenses:
Self-storage operations	$271,974	$250,005	$203,965
Tenant reinsurance	19,173	15,555	13,033
Total segment operating expenses	$291,147	$265,560	$216,998

Net operating income:
Self-storage operations	$695,255	$614,737	$472,173
Tenant reinsurance	79,228	71,736	58,938
Total segment net operating income	$774,483	$686,473	$531,111

Total segment net operating income	$774,483	$686,473	$531,111
Other components of net income (loss):
Property management fees and other income	39,379	39,842	34,161
General and administrative expense	(78,961)	(81,806)	(67,758)
Depreciation and amortization expense	(193,296)	(182,560)	(133,457)
Acquisition and other related costs(1)	—	(12,111)	(69,401)
Gain (loss) on real estate transactions, earnout from prior acquisition and sale of other assets	112,789	8,465	1,501
Interest expense	(153,511)	(133,479)	(95,682)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(5,103)	(4,980)	(3,310)
Interest income	3,801	6,148	3,461
Interest income on note receivable from Preferred Operating Partnership unit holder	2,935	4,850	4,850
Equity in earnings of unconsolidated real estate ventures	15,331	12,895	12,351
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners' interests	—	69,199	2,857
Income tax expense	(3,625)	(15,847)	(11,148)
Net income	$514,222	$397,089	$209,536

(1)    Beginning January 1, 2017, acquisition related costs have been capitalized due to the adoption of ASU 2017-01"Business Combinations (Topic 805): Clarifying the Definition of a Business."

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

19.     COMMITMENTS AND CONTINGENCIES
The Company has operating leases on its corporate offices and owns 23 stores that are subject to leases. At December 31, 2017, future minimum rental payments under these non-cancelable operating leases were as follows (unaudited):

Less than 1 year	$8,015
Year 2	7,521
Year 3	7,566
Year 4	7,448
Year 5	7,147
Thereafter	114,729
$152,426
The Company recorded expense of $6,898, $4,578 and $3,858 related to operating leases in the years ended December 31, 2017, 2016 and 2015, respectively.
The Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. Therefore, any estimate(s) of loss disclosed below represents what management believes to be an estimate of loss only for certain matters meeting these criteria and does not represent the Company's maximum loss exposure. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. As of December 31, 2017, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
As of December 31, 2017, the Company was under agreement to acquire 14 stores at a total purchase price of $190,222. Of these stores, ten are scheduled to close in 2018 at a purchase price of $141,294, three are scheduled to close in 2019 at a purchase price of $38,400, and one is scheduled to close thereafter at a purchase price of $10,528. Additionally, the Company is under agreement to acquire 17 stores with joint venture partners, for a total investment of $88,203. Fourteen of these stores are scheduled to close in 2018, while the remaining three stores are expected to close in 2019.
The Company owns and/or operates stores located in Texas, Florida, and Puerto Rico that were impacted by Hurricanes Harvey, Irma, and Maria during the year ended December 31, 2017. Losses incurred to date by these hurricanes include property damage, net of insurance recoveries, of $2,110, and tenant reinsurance claims of $2,250, which are included in property operations and tenant reinsurance on the Company's condensed consolidated statements of operations.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

20.     SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$263,008	$276,003	$284,156	$281,842
Cost of operations	138,805	139,596	144,275	140,728
Revenues less cost of operations	$124,203	$136,407	$139,881	$141,114
Net income	$89,734	$94,098	$101,075	$229,315
Net income attributable to common stockholders	$82,282	$87,006	$93,764	$215,983
Earnings per common share—basic	$0.65	$0.69	$0.74	$1.71
Earnings per common share—diluted	$0.64	$0.69	$0.74	$1.69
	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$229,403	$244,273	$257,183	$261,016
Cost of operations	135,775	133,971	134,459	137,832
Revenues less cost of operations	$93,628	$110,302	$122,724	$123,184
Net income	$89,407	$90,040	$127,226	$90,416
Net income attributable to common stockholders	$82,592	$83,044	$118,088	$82,403
Earnings per common share—basic	$0.66	$0.66	$0.94	$0.65
Earnings per common share—diluted	$0.66	$0.66	$0.93	$0.65
21.     SUBSEQUENT EVENTS
Subsequent to year end the Company has purchased five stores for a total of $69,852.
On February 2, 2018, the Company and Teachers Insurance and Annuity ("TIAA") entered into the Third Amended and Restated Limited Liability Company Agreement of Storage Portfolio I LLC (as amended, the "SP I LLC Agreement"). The amendment to the SP I LLC Agreement is deemed effective as of January 1, 2018. Under the SP I LLC Agreement, the joint venture was recapitalized and the Company's ownership percentage of the SP I joint venture increased to 34.0%. Additionally, the Company's excess profit participation percentage increased to 49.0%.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
As of December 31, 2017

				Building and Improvements Intial Cost	Adjustments and Costs Subsequent to Acquisition	Gross carrying amount at December 31, 2017
Self - Storage Facilities by State:	Store Count		Land Intial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	8	$28,937	$7,690	$42,770	$2,749	$7,691	$45,518	$53,209	$5,629
AZ	22	39,996	24,250	109,844	7,614	24,248	117,460	141,708	16,873
CA	145	669,690	449,865	1,050,646	82,601	450,072	1,133,040	1,583,112	194,614
CO	13	28,411	9,785	45,004	12,959	9,972	57,776	67,748	14,611
CT	7	14,364	9,875	50,966	3,351	9,874	54,318	64,192	6,657
FL	82	325,016	141,187	532,262	41,778	142,081	573,146	715,227	97,830
GA	55	124,373	70,611	334,343	19,789	70,602	354,141	424,743	37,953
HI	9	39,041	17,663	133,870	4,703	17,663	138,573	156,236	17,887
IL	31	75,753	44,427	225,423	19,708	43,449	246,109	289,558	28,278
IN	15	16,511	12,447	58,247	4,728	12,447	62,975	75,422	7,870
KS	1	—	366	1,897	491	366	2,388	2,754	916
KY	10	31,023	7,914	61,852	4,099	7,914	65,951	73,865	7,675
LA	2	8,731	6,114	8,541	1,252	6,115	9,792	15,907	3,615
MA	41	109,919	61,040	217,696	34,110	61,221	251,625	312,846	63,898
MD	32	144,812	99,147	284,253	12,225	98,419	297,206	395,625	53,154
MI	6	2,785	7,657	38,777	1,865	7,657	40,642	48,299	2,744
MN	1	—	1,528	16,030	240	1,528	16,270	17,798	523
MO	5	14,671	4,129	15,444	2,977	4,086	18,464	22,550	6,143
MS	3	—	2,420	20,849	1,338	2,420	22,187	24,607	1,342
NC	16	30,490	28,298	91,659	3,300	28,296	94,961	123,257	5,391
NH	2	6,109	754	4,054	1,011	817	5,002	5,819	2,074
NJ	55	206,391	117,000	490,627	29,396	117,447	519,576	637,023	97,042
NM	10	11,513	22,889	61,575	3,521	22,889	65,096	87,985	5,103
NV	14	28,990	15,252	74,376	3,562	15,252	77,938	93,190	5,834
NY	22	117,779	121,479	232,875	20,664	122,215	252,803	375,018	44,859
OH	16	37,286	16,677	40,923	5,295	16,676	46,219	62,895	9,769
OR	6	31,070	7,906	39,576	1,116	7,906	40,692	48,598	5,261
PA	16	29,140	22,176	123,544	8,138	21,468	132,390	153,858	16,058
RI	2	7,852	3,191	6,926	946	3,191	7,872	11,063	2,426
SC	23	44,315	37,075	135,760	8,265	37,076	144,024	181,100	14,133
TN	17	48,717	25,938	91,497	6,246	25,938	97,743	123,681	12,135
TX	97	291,418	166,643	629,982	43,395	166,625	673,395	840,020	71,866
UT	10	21,938	9,008	39,295	9,636	9,008	48,931	57,939	7,515
VA	44	204,498	132,362	390,878	13,872	132,363	404,749	537,112	44,694
WA	8	32,080	12,528	47,645	1,791	12,530	49,434	61,964	8,581
DC	1	9,304	14,394	18,172	326	14,394	18,498	32,892	812
Other corporate assets		—	—	2,202	97,501	—	99,703	99,703	25,948
Intangible tenant relationships and lease rights		—	—	126,819	—	—	126,819	126,819	112,347
Construction in Progress/Undeveloped Land		—	17,874	—	29,275	13,245	33,904	47,149	—
Totals	847	$2,832,923	$1,749,559	$5,897,098	$545,834	$1,745,161	$6,447,330	$8,192,491	$1,060,060

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Operating facilities
Balance at beginning of year	$7,649,448	$6,392,487	$4,722,162
Acquisitions	628,391	1,159,304	1,609,608
Improvements	71,090	92,480	46,696
Transfers from construction in progress	19,079	26,400	19,971
Dispositions and other	(209,267)	(21,223)	(5,950)
Balance at end of year	$8,158,741	$7,649,448	$6,392,487
Accumulated depreciation:
Balance at beginning of year	$900,861	$728,087	$604,336
Depreciation expense	185,903	174,906	123,751
Dispositions and other	(26,704)	(2,132)	—
Balance at end of year	$1,060,060	$900,861	$728,087
Real estate under development/redevelopment:
Balance at beginning of year	$21,860	$24,909	$17,870
Current development	33,484	23,404	27,010
Transfers to operating facilities	(19,079)	(26,400)	(19,971)
Dispositions and other	(2,515)	(53)	—
Balance at end of year	$33,750	$21,860	$24,909
Net real estate assets	$7,132,431	$6,770,447	$5,689,309
As of December 31, 2017, the aggregate cost of real estate for U.S. federal income tax purposes was $6,914,712.

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

(ii)	Internal Control over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)	Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Extra Space Storage Inc.
Opinion on Internal Control over Financial Reporting
We have audited Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 1, 2018

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
Item 9B.     Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017.
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
The board of directors has adopted Corporate Governance Guidelines and charters for our Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on our website at the address and location specified above. Investors may obtain a free copy of the Code of Business Conduct and Ethics, the Corporate Governance Guidelines and the committee charters by contacting the Investor Relations Department at 2795 East Cottonwood Parkway, Suite 300, Salt Lake City, Utah 84121, Attn: Jeff Norman or by telephoning (801) 365-4600.
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017.

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

10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)

Exhibit Number	Description
10.2	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.3	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 24, 2005).
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

10.13
Letter Agreement, dated April 18, 2017, amending the Promissory Note and Waiving a Portion of the Series A Preferred Priority Return, among Extra Space Storage LP, ESS Holdings Business Trust I, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on May 5, 2017).

10.14*	2015 Incentive Award Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2015)
10.15
Registration Rights Agreement, dated September 21, 2015, among Extra Space Storage LP, Extra Space Storage Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 21, 2015).

10.16
Credit Agreement, dated as of October 14, 2016, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents, senior management agents and lead arrangers and book runners, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 17, 2016).

10.17*	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)
10.18*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on February 26, 2010)
10.19*
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on February 26, 2010)

10.20*	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010)
10.21*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.22*	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.23*	Extra Space Storage 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 20, 2007).
10.24
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

EXTRA SPACE STORAGE INC.
Date: March 1, 2018	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2018	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2018	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2018	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: March 1, 2018	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Executive Chairman

Date: March 1, 2018	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: March 1, 2018	By:	/s/ DENNIS LETHAM
Dennis Letham Director

Date: March 1, 2018	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: March 1, 2018	By:	/s/ ROGER B. PORTER
Roger B. Porter Director

Date: March 1, 2018	By:	/s/ K. FRED SKOUSEN
K. Fred Skousen Director