Form 10-Q
period 2018-03-31
Extra Space Storage Inc.
filed 2018-05-09
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 3, 2018, was 126,109,268.

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

We disclaim any duty or obligation to update or revise any forward-looking statements set forth in this report to reflect new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Real estate assets, net	$7,171,599	$7,132,431
Investments in unconsolidated real estate ventures	63,868	75,907
Cash and cash equivalents	35,527	55,683
Restricted cash	18,537	30,361
Other assets, net	181,093	166,571
Total assets	$7,470,624	$7,460,953
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$3,727,744	$3,738,497
Exchangeable senior notes, net	568,644	604,276
Notes payable to trusts, net	117,475	117,444
Revolving lines of credit	100,500	94,000
Cash distributions in unconsolidated real estate ventures	43,273	5,816
Accounts payable and accrued expenses	108,931	96,087
Other liabilities	87,411	81,026
Total liabilities	4,753,978	4,737,146
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 126,068,982 and 126,007,091 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,260	1,260
Additional paid-in capital	2,550,578	2,569,485
Accumulated other comprehensive income	55,271	33,290
Accumulated deficit	(263,355)	(253,284)
Total Extra Space Storage Inc. stockholders' equity	2,343,754	2,350,751
Noncontrolling interest represented by Preferred Operating Partnership units, net of $119,735 and $120,230 notes receivable as of March 31, 2018 and December 31, 2017, respectively	160,177	159,636
Noncontrolling interests in Operating Partnership	212,476	213,301
Other noncontrolling interests	239	119
Total noncontrolling interests and equity	2,716,646	2,723,807
Total liabilities, noncontrolling interests and equity	$7,470,624	$7,460,953

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Property rental	$247,886	$231,493
Tenant reinsurance	27,034	22,855
Management fees and other income	10,565	8,660
Total revenues	285,485	263,008
Expenses:
Property operations	72,753	66,645
Tenant reinsurance	5,607	3,920
General and administrative	21,464	18,808
Depreciation and amortization	51,749	49,432
Total expenses	151,573	138,805
Income from operations	133,912	124,203
Interest expense	(40,966)	(35,970)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,209)	(1,269)
Interest income	1,438	2,315
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	93,175	89,279
Equity in earnings of unconsolidated real estate ventures	3,597	3,579
Income tax expense	(1,342)	(3,124)
Net income	95,430	89,734
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,390)	(3,951)
Net income allocated to Operating Partnership and other noncontrolling interests	(3,784)	(3,501)
Net income attributable to common stockholders	$88,256	$82,282
Earnings per common share
Basic	$0.70	$0.65
Diluted	$0.70	$0.64
Weighted average number of shares
Basic	125,772,439	125,605,403
Diluted	132,682,560	132,618,644
Cash dividends paid per common share	$0.78	$0.78

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$95,430	$89,734
Other comprehensive income:
Change in fair value of interest rate swaps	23,063	6,334
Total comprehensive income	118,493	96,068
Less: comprehensive income attributable to noncontrolling interests	8,256	7,740
Comprehensive income attributable to common stockholders	$110,237	$88,328

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2017	$14,940	$41,902	$10,730	$92,064	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	31,525	—	799	—	—	799
Restricted stock grants issued	—	—	—	—	—	—	31,136	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	—	(770)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	2,726	—	—	2,726
Repayment of receivable for preferred operating units pledged as collateral on loan	—	—	495	—	—	—	—	—	—	—	—	495
Redemption of Operating Partnership units for cash	—	—	—	—	(1,126)	—	—	—	(1,432)	—	—	(2,558)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	120	—	—	—	—	—	120
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(21,000)	—	—	(21,000)
Net income	1,156	629	676	929	3,784	—	—	—	—	—	88,256	95,430
Other comprehensive income	144	—	—	—	938	—	—	—	—	21,981	—	23,063
Distributions to Operating Partnership units held by noncontrolling interests	(1,254)	(629)	(676)	(929)	(4,421)	—	—	—	—	—	—	(7,909)
Dividends paid on common stock at $0.78 per share	—	—	—	—	—	—	—	—	—	—	(98,327)	(98,327)
Balances at March 31, 2018	$14,986	$41,902	$11,225	$92,064	$212,476	$239	126,068,982	$1,260	$2,550,578	$55,271	$(263,355)	$2,716,646

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$95,430	$89,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,749	49,432
Amortization of deferred financing costs	3,021	3,103
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	1,209	1,269
Compensation expense related to stock-based awards	2,726	1,990
Distributions from unconsolidated real estate ventures in excess of earnings	1,501	1,123
Changes in operating assets and liabilities:
Other assets	(737)	2,898
Accounts payable and accrued expenses	10,434	(30,069)
Other liabilities	6,275	(6,359)
Net cash provided by operating activities	171,608	113,121
Cash flows from investing activities:
Acquisition of real estate assets	(76,122)	(39,136)
Development and redevelopment of real estate assets	(11,106)	(5,246)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	753	—
Investment in unconsolidated real estate ventures	(438)	(1,519)
Return of investment in unconsolidated real estate ventures	47,944	581
Principal payments received from notes receivable	9,172	44,869
Purchase of equipment and fixtures	(1,131)	(1,292)
Net cash used in investing activities	(30,928)	(1,743)
Cash flows from financing activities:
Proceeds from notes payable and revolving lines of credit	162,000	169,000
Principal payments on notes payable and revolving lines of credit	(168,204)	(187,916)
Deferred financing costs	(117)	(253)
Repurchase of exchangeable senior notes	(58,464)	—
Net proceeds from exercise of stock options	799	—
Redemption of Operating Partnership units held by noncontrolling interests	(2,558)	(1,754)
Contributions from noncontrolling interests	120	—
Dividends paid on common stock	(98,327)	(98,212)
Distributions to noncontrolling interests	(7,909)	(8,443)
Net cash used in financing activities	(172,660)	(127,578)
Net decrease in cash, cash equivalents, and restricted cash	(31,980)	(16,200)
Cash, cash equivalents, and restricted cash, beginning of the period	86,044	57,742
Cash, cash equivalents, and restricted cash, end of the period	$54,064	$41,542

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Supplemental schedule of cash flow information
Interest paid	$37,007	$37,570
Income taxes paid	492	5,059
Supplemental schedule of noncash investing and financing activities:
Acquisitions of real estate assets
Real estate assets, net	$489	$—
Investment in unconsolidated real estate ventures	(489)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$526	$4,797
Development and redevelopment of real estate assets	1,381	990
Accounts payable and accrued expenses	(1,907)	(5,787)

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

1.	ORGANIZATION
Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop professionally managed self-storage properties ("stores") located throughout the United States. The Company was formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2018, the Company had direct and indirect equity interests in 1,067 stores. In addition, the Company managed 456 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,523. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.
Beginning January 1, 2018, the Company has elected to include amounts previously reported on the condensed consolidated balance sheets as "Receivables from related parties and affiliated joint ventures" in "Other assets, net," as these amounts are no longer material. Additionally, the Company has elected to include amounts previously reported on the condensed consolidated statements of operations as "Interest income on note receivable from Preferred Operating Partnership unit holder" in "Interest income" as these amounts are no longer material. Prior year amounts have been reclassified to conform to the current year's presentation.

Immaterial Correction to Consolidated Balance Sheets
In connection with the preparation of the financial statements for the quarter ended March 31, 2018, the Company determined that the negative balances in the "Investments in unconsolidated real estate ventures" line should be presented separately as liabilities. As a result, $5,816 should have been reported as "Cash distributions in unconsolidated real estate ventures" as of December 31, 2017. The Company concluded that the amount was not material to the consolidated balance sheet as of December 31, 2017 but has elected to present these amounts as liabilities in the accompanying financial statements for consistent presentation.  The classification error had no effect on the previously reported consolidated statements of operations, comprehensive income, stockholders' equity or cash flows for the year ended December 31, 2017.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” ("Topic 606") which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. Topic 606 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Topic 606 became effective for

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

annual and interim periods beginning after December 15, 2017. The Company determined that its property rental revenue and tenant reinsurance revenue are not subject to the guidance in Topic 606, as they qualify as lease contracts and insurance contracts, which are excluded from its scope. The Company's management fee revenue was included in the scope of Topic 606 and revenue recognized under the standard does not differ materially from revenue recognized under previous guidance. The Company adopted the new guidance using the modified retrospective transition method for all contracts as of January 1, 2018. The Company's adoption of this guidance did not result in a cumulative catch-up adjustment or any significant changes to financial statement line items.

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

In October 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2018, and now presents restricted cash with cash and cash equivalents in the statements of cash flows. Prior period amounts have been reclassified to conform to the current year's presentation.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting for Hedging Activities," which amends and simplifies existing guidance for the financial reporting of hedging relationships to allow companies to better portray the economic effects of risk management activities in their financial statements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company has chosen to early adopt this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$61,288	$—	$61,288	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2018 or December 31, 2017.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of March 31, 2018, the Company had one operating store classified as held for sale. The estimated fair value less selling costs of this operating store is greater than the carrying value of the assets, and therefore no loss has been recorded related to the operating store held for sale.

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

In connection with the Company’s acquisition of stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their relative fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are capitalized as part of the purchase price.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 approximate fair value. Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$111,728	$119,735	$113,683	$120,230
Fixed rate notes receivable	$15,006	$14,371	$20,942	$20,608
Fixed rate notes payable and notes payable to trusts	$2,739,667	$2,805,264	$2,774,242	$2,815,085
Exchangeable senior notes	$651,765	$586,555	$719,056	$624,259

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the three months ended March 31, 2018 and 2017, options to purchase approximately 40,956 and

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

103,854 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended March 31, 2018 and 2017 was $84.11 and $75.47, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2018	2017
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	498,183	555,216
Series C Units	352,385	392,727
Series D Units	1,094,555	1,071,983
	1,945,123	2,019,926

The Operating Partnership had $11,555 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of March 31, 2018. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $52.82 per share as of March 31, 2018, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of March 31, 2018. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $93.60 per share as of March 31, 2018, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three months ended March 31, 2018 and 2017, 81,382 and 336,848 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three months ended March 31, 2018 and 2017, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during these periods.

For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series A Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $101,700 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $101,700 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46. Accordingly, the number of shares included in the computation for diluted earnings per share related to the Series A Units is equal to the number of Series A Units outstanding, with no additional shares included related to the fixed $101,700 amount.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$88,256	$82,282
Earnings and dividends allocated to participating securities	(178)	(197)
Earnings for basic computations	88,078	82,085
Earnings and dividends allocated to participating securities	178	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	4,941	4,049
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(1,271)
Net income for diluted computations	$92,625	$84,863

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	125,772,439	125,605,403
OP Units	5,663,370	5,596,191
Series A Units	875,480	875,480
Shares related to exchangeable senior notes and dilutive stock options	371,271	541,570
Average number of common shares outstanding - diluted	132,682,560	132,618,644
Earnings per common share
Basic	$0.70	$0.65
Diluted	$0.70	$0.64

5.	STORE ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2018 and 2017. The table excludes purchases of raw land or improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

		Consideration Paid				Total
Quarter	Number of Stores	Total	Cash Paid	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Real estate assets
Q1 2018 (1)	5	$70,787	$70,171	$489	$127	$70,787

Q1 2017	2	$25,556	$25,541	$—	$15	$25,556

(1) Store acquisitions during the three months ended March 31, 2018 include the acquisition of one store that had been owned by a joint venture in which the Company held an equity interest. No gain or loss was recognized as a result of this acquisition.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

6.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES
Net Investments in unconsolidated real estate ventures and Cash distributions in unconsolidated real estate ventures consist of the following:

	Number of stores	Equity ownership %	Excess profit participation %	March 31,	December 31,
				2018	2017
VRS Self Storage, LLC	16	45%	54%	$18,930	$19,467
PRISA Self Storage LLC	85	4%	4%	9,512	9,638
Extra Space West Two LLC	5	5%	40%	3,857	3,939
Extra Space West One LLC	7	5%	40%	(936)	(900)
WCOT Self Storage LLC	15	5%	20%	(992)	(357)
Extra Space Northern Properties Six LLC	10	10%	35%	(1,388)	(1,279)
Storage Portfolio II JV LLC	36	10%	30%	(3,278)	(3,140)
Storage Portfolio I LLC	24	34%	49%	(36,528)	11,495
Other minority owned stores	16	10-50%	19-50%	31,418	31,228
Net investments in and Cash distributions in unconsolidated real estate ventures	214			$20,595	$70,091
Investments in unconsolidated real estate ventures represent the Company's noncontrolling interests in properties. The Company accounts for these investments using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for net equity in income or loss, which it allocates in accordance with the provisions of the applicable partnership or joint venture agreement, cash contributions and distributions.
In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash/profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash/profits than its equity interest.

The Company separately reports investments with net equity less than zero in Cash distributions in unconsolidated real estate ventures in the condensed consolidated balance sheets. The net equity of certain joint ventures is less than zero because distributions have exceeded the Company's investment in and share of income from these joint ventures. This is generally the result of financing distributions or operating distributions that are usually greater than net income, as net income includes non‑cash charges for depreciation and amortization while distributions do not.

On February 2, 2018, the Company and Teachers REA II LLC ("TIAA") entered into the "Third Amendment to Amended and Restated Limited Liability Company Agreement of Storage Portfolio I LLC" (the "Amendments"). The Amendments were deemed effective as of January 1, 2018. Under the Amendments, the Company's capital percentage in Storage Portfolio I LLC ("SP I") increased from 25.0% to 34.0%, and its excess profit participation percentage increased from 40.0% to 49.0%, among other changes. Additionally, SPI refinanced its mortgage loan and the Company received a financing distribution of $47,944, which was recorded as a reduction in the Company's investment in SP I. The Company continues to account for its investment in SP I under the equity method of accounting.

7.	VARIABLE INTERESTS

The Operating Partnership has three wholly-owned unconsolidated subsidiaries (“Trust,” “Trust II” and “Trust III,” together, the “Trusts”) that have issued trust preferred securities to third parties and common securities to the Operating Partnership. The proceeds from the sale of the preferred and common securities were loaned in the form of notes to the Operating Partnership. The Trusts are variable interest entities ("VIEs") because the holders of the equity investment at risk (the trust preferred securities) do not have the power to direct the activities of the entities that most significantly affect the entities’ economic performance because of their lack of voting or similar rights. Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment is not considered an equity investment at risk. The Operating Partnership’s investment in the Trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the Trusts. Since the Company is not the primary

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

beneficiary of the Trusts, they have not been consolidated. A debt obligation has been recorded in the form of notes for the proceeds as discussed above, which are owed to the Trusts. The Company has also included its investment in the Trusts’ common securities in other assets on the condensed consolidated balance sheets.

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

Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of March 31, 2018:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	119,590	$3,590	$116,000	—
Unamortized debt issuance costs	(2,115)
	$117,475

The Company had no consolidated VIEs during the three months ended March 31, 2018.

8.	DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $12,124 will be reclassified as a decrease to interest expense.

The Company held 29 derivative financial instruments which had a total combined notional amount of $2,145,132 as of March 31, 2018.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:	Fair Value
Other assets	$61,288	$38,365
Other liabilities	$—	$9

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended March 31,
Type	2018	2017		2018	2017
Swap Agreements	$23,317	$3,006	Interest Expense	$240	$(3,330)

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

As of March 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was immaterial. As of March 31, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2018, it could have been required to cash settle its obligations under the agreements at their termination value.

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of March 31, 2018 was approximately 10.68 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of March 31, 2018 was approximately 18.93 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

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

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended March 31, 2018. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending June 30, 2018. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended March 31, 2018.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	March 31, 2018	December 31, 2017
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$11,555	$49,259
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	(37)	(315)
Unamortized discount - equity component - 2015 Notes	(11,857)	(12,974)
Unamortized cash discount - 2013 Notes	(9)	(74)
Unamortized debt issuance costs	(6,008)	(6,620)
Net carrying amount of liability components	$568,644	$604,276

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Contractual interest	$4,561	$4,867
Amortization of discount	1,209	1,269
Total interest expense recognized	$5,770	$6,136

Repurchases of 2013 Notes

During the three months ended March 31, 2018, the Company repurchased a total principal amount of $37,704 of the 2013 Notes. The Company paid cash of $58,464 for the total of the principal amount and the exchange value in excess of the principal amount.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

For the Three Months Ended March 31,
2018
Principal amount repurchased	$37,704
Amount allocated to:
Extinguishment of liability component	$37,464
Reacquisition of equity component	21,000
Total consideration paid for repurchase	$58,464
Exchangeable senior notes repurchased	$37,704
Extinguishment of liability component	(37,464)
Discount on exchangeable senior notes	(230)
Related debt issuance costs	(10)
Gain/(loss) on repurchase	$—

10.	STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2018, the Company did not issue any shares and had $349,375 available for issuance under the existing equity distribution agreements.

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

As of March 31, 2018, the noncontrolling interests represented by Operating Partnership preferred units consisted of the following:

•	875,480 Series A Units;

•	1,676,087 Series B Units;

•	704,016 Series C Units; and

•	3,682,521 Series D Units.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

At March 31, 2018 and December 31, 2017, the noncontrolling interests represented by the Preferred Operating Partnership Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units.

Series A Participating Redeemable Preferred Units
The Series A Units were issued in June 2007. Series A Units in the amount of $101,700 bear a fixed priority return of 2.3% and originally had a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to that of the OP Units. The Series A Units are redeemable at the option of the holder, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock. As a result of the redemption of 114,500 Series A Units in October 2014, the remaining fixed liquidation value was reduced to $101,700. On April 18, 2017, the holders of the Series A Units and the Operating Partnership agreed to reduce the fixed priority return on the Series A Units from 5.0% to 2.3% in exchange for a reduction in the interest rate of the related loan, as more fully described below.

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

In December 2014, the Operating Partnership loaned certain holders of the Series C Units $20,230. The notes receivable, which are collateralized by the Series C Units, bear interest at 5.0% per annum and mature on December 15, 2024. The Series C Units are shown on the balance sheet net of the loan balance of $19,735 as of March 31, 2018 and $20,230 as of December 31, 2017, because the borrower under the loan receivable is also the holder of the Series C Units.

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
The Series D Units have been issued at various times from 2014 to 2017. The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $92,064. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 90.9% ownership interest in the Operating Partnership as of March 31, 2018. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 9.1% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2018, the the ten-day average closing price of the Company's common stock was $85.37 and there were 5,634,370 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2018 and the Company elected to pay the OP Unit holders cash, the Company would have paid $481,006 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2018	2017
OP Units redeemed for cash	30,000	23,796
Cash paid for OP Units redeemed	$2,558	$1,754

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

13.	OTHER NONCONTROLLING INTERESTS

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of March 31, 2018. One joint venture owns an operating store and a development store in Texas and an operating store in Colorado, and the other joint venture owns two development properties in Pennsylvania and New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.

14.	REVENUE RECOGNITION

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

The Company's management fees are earned subject to the terms of the related management services agreements ("MSAs"). These MSAs provide that the Company will perform management services, which include leasing and operating the property and providing accounting, marketing, banking and maintenance services. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from stores owned by third parties and unconsolidated joint ventures. MSAs generally have original terms from three to five years, after which management services are provided on a month-to-month basis unless terminated. Management fees are due on the last day of each calendar month that management services are provided.

The Company accounts for the management services provided to a customer as a single performance obligation which are rendered over time each month. The total amount of consideration from the contract is variable as it is based on monthly revenues each month. The variable amount of management fees earned is dependent on the revenue and cash collected at the managed stores. Revenue is influenced by multiple factors, including tenant behavior, economic conditions in the markets in which the stores are located, the effect of competition, and other factors outside of the Company's control. Since the management fee is dependent on revenue levels, the MSAs have a large number and broad range of possible consideration amounts that are difficult to estimate.

The total consideration for each contract cannot be estimated as it is dependent on factors outside of the Company's control. The uncertainty about the amount of consideration to be received under each MSA cannot be resolved until the actual revenues and cash collected by the related managed stores is known. The total consideration for each MSA is not known until the end of that MSA's term. One month of uncertainty regarding the consideration amount is resolved as each month passes and the actual revenues for that month can be determined. Therefore, at the end of each month, the Company allocates the actual management fee earned to the distinct services provided during that month and recognizes it as revenue as the uncertainty regarding the amount of revenues for that month has been resolved.

Due to the standardized terms of the MSAs, the Company accounts for all MSAs in a similar, consistent manner. Therefore, no disaggregated information relating to MSAs is presented.
15.    SEGMENT INFORMATION

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

The Company’s segments were historically comprised of three reportable segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Based on how the CODMs review performance and make decisions, the Company realigned its segments as of December 31, 2017 into two reportable segments: (1) self-storage operations and (2) tenant reinsurance. The self-storage operations activities include rental operations of wholly-owned stores. The Company's consolidated revenues equal total segment revenues plus property management fees and other income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is property management fees and other income.

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. The prior periods have been restated to conform to the current presentation. Financial information for the Company’s business segments is set forth below:

	Three Months Ended March 31,
	2018	2017
Revenues:
Self-Storage Operations	$247,886	$231,493
Tenant Reinsurance	27,034	22,855
Total segment revenues	274,920	254,348

Operating expenses:
Self-Storage Operations	$72,753	$66,645
Tenant Reinsurance	5,607	3,920
Total segment operating expenses	$78,360	$70,565

Net operating income:
Self-Storage Operations	175,133	164,848
Tenant Reinsurance	21,427	18,935
Total segment net operating income:	$196,560	$183,783

Other components of net income (loss):
Property management fees and other income	10,565	8,660
General and administrative expense	(21,464)	(18,808)
Depreciation and amortization expense	(51,749)	(49,432)
Interest expense	(40,966)	(35,970)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(1,209)	(1,269)
Interest income	1,438	2,315
Equity in earnings of unconsolidated real estate ventures	3,597	3,579
Income tax expense	(1,342)	(3,124)
Net income	$95,430	$89,734

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

16.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of March 31, 2018, the Company was under agreement to acquire 26 stores at a total purchase price of $355,836. Of these stores, 22 are scheduled to close in 2018 at a purchase price of $306,908, three are scheduled to close in 2019 at a purchase price of $38,400, and one is scheduled to close thereafter at a purchase price of $10,528. Additionally, the Company is under agreement to acquire 15 stores with joint venture partners, for a total investment of $77,818. Twelve of these stores are scheduled to close in 2018 and the remaining three stores are expected to close in 2019.

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
17.     SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company purchased one store located in Virginia for a total purchase price of $16,250. The Company also purchased its joint venture partner's interest in 14 stores for approximately $204,000, based on a value of $225,000. These acquisitions are included in the amounts shown in the commitments and contingencies footnote.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2017. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2017 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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
Our stores are generally situated in locations clustered around large population centers. These areas enjoy above average population growth and income levels. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. To maximize the performance of our stores, we use an internally developed revenue management system that enables us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more pro-actively manage revenues.
We operate in competitive markets, often where consumers have multiple stores from which to choose. Competition has impacted, and will continue to impact, our store results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the combination of our revenue management team and our proprietary pricing systems. We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1 of the current year, or has been open for three years prior to January 1 of the current year.

PROPERTIES

As of March 31, 2018, we owned or had ownership interests in 1,067 operating stores. Of these stores, 851 are wholly-owned, two are in consolidated joint ventures, and 214 are in joint ventures. In addition, we managed an additional 456 stores for third parties bringing the total number of stores which we own and/or manage to 1,523. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of March 31, 2018, approximately 855,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2018, the average length of stay was approximately 14.9 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.93 for the three months ended March 31, 2018, compared to $15.23 for the three months ended March 31, 2017. Average annual rent per square foot for new leases was $16.95 for the three months ended March 31, 2018, compared to $15.85 for the three months ended March 31, 2017. The average discount, as a percentage of rental revenues, during these periods was 3.9% and 4.3%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	March 31, 2018
	REIT Owned		JV Owned		Managed		Total
Location	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	556,434	1	75,286	9	507,574	18	1,139,294
Arizona	22	1,535,912	8	554,507	7	501,974	37	2,592,393
California	145	11,403,175	53	3,752,170	55	5,192,425	253	20,347,770
Colorado	13	854,760	4	335,598	19	1,337,643	36	2,528,001
Connecticut	7	526,168	6	485,336	3	221,234	16	1,232,738
Delaware	—	—	1	76,765	—	—	1	76,765
Florida	84	6,465,945	16	1,235,335	56	4,119,973	156	11,821,253
Georgia	56	4,318,868	3	275,200	12	859,660	71	5,453,728
Hawaii	9	603,359	—	—	7	403,433	16	1,006,792
Illinois	31	2,394,275	4	288,337	23	1,468,056	58	4,150,668
Indiana	15	943,803	1	57,010	8	535,569	24	1,536,382
Kansas	1	49,999	2	108,770	1	70,480	4	229,249
Kentucky	10	769,244	2	111,542	4	312,514	16	1,193,300
Louisiana	2	150,555	—	—	1	133,810	3	284,365
Maryland	32	2,560,816	7	530,638	21	1,441,635	60	4,533,089
Massachusetts	41	2,558,360	11	663,453	4	288,015	56	3,509,828
Michigan	6	477,004	5	396,624	—	—	11	873,628
Minnesota	2	137,621	—	—	5	278,716	7	416,337
Mississippi	3	216,362	—	—	4	259,240	7	475,602
Missouri	5	331,886	2	119,575	6	376,645	13	828,106
Nebraska	—	—	—	—	2	127,703	2	127,703
Nevada	14	1,042,261	4	472,851	7	840,202	25	2,355,314
New Hampshire	2	135,932	2	83,685	4	146,430	8	366,047
New Jersey	56	4,423,450	19	1,417,740	8	654,341	83	6,495,531
New Mexico	10	643,186	4	242,023	4	335,494	18	1,220,703
New York	22	1,639,007	12	930,426	14	730,810	48	3,300,243
North Carolina	16	1,145,279	1	68,457	15	1,113,949	32	2,327,685
Ohio	16	1,216,905	6	415,728	2	111,419	24	1,744,052
Oklahoma	—	—	—	—	17	1,407,488	17	1,407,488
Oregon	6	399,292	2	138,225	3	184,809	11	722,326
Pennsylvania	16	1,204,079	7	506,526	17	1,203,008	40	2,913,613
Rhode Island	2	131,221	—	—	1	84,665	3	215,886
South Carolina	23	1,750,518	1	85,506	12	870,308	36	2,706,332
Tennessee	17	1,426,549	12	800,605	10	770,021	39	2,997,175
Texas	96	8,279,291	12	823,003	54	4,278,698	162	13,380,992
Utah	10	706,907	—	—	8	592,880	18	1,299,787
Virginia	44	3,517,969	7	514,937	13	990,427	64	5,023,333
Washington	8	591,349	—	—	3	222,582	11	813,931
Washington, DC	1	99,589	1	104,382	1	73,237	3	277,208
Wisconsin	—	—	—	—	8	693,178	8	693,178
Puerto Rico	—	—	—	—	8	914,404	8	914,404
Totals	851	65,207,330	216	15,670,240	456	34,654,649	1,523	115,532,219

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2018 and 2017

Overview
Results for the three months ended March 31, 2018 included the operations of 1,067 stores (851 wholly-owned, two in consolidated joint ventures, and 214 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2017, which included the operations of 1,020 stores (838 wholly-owned, one in a consolidated joint venture, and 181 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues:
Property rental	$247,886	$231,493	$16,393	7.1%
Tenant reinsurance	27,034	22,855	4,179	18.3%
Management fees and other income	10,565	8,660	1,905	22.0%
Total revenues	$285,485	$263,008	$22,477	8.5%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2018 was primarily the result of increases in occupancy and rental rates of $11,197 to new and existing customers at our stabilized stores. An increase of $10,566 is associated with acquisitions completed in 2018 and 2017. We acquired five stores during the three months ended March 31, 2018 and 46 stores during the year ended December 31, 2017. These increases are partially offset by a decrease of $6,675 due to property sales.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to the increase in the number of stores operated. We operated 1,523 stores at March 31, 2018 compared to 1,441 stores at March 31, 2017.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Expenses:
Property operations	$72,753	$66,645	$6,108	9.2%
Tenant reinsurance	5,607	3,920	1,687	43.0%
General and administrative	21,464	18,808	2,656	14.1%
Depreciation and amortization	51,749	49,432	2,317	4.7%
Total expenses	$151,573	$138,805	$12,768	9.2%

Property Operations—The increase in property operations expense during the three months ended March 31, 2018 was due primarily to an increase of $3,989 related to store acquisitions completed in 2018 and 2017. The remaining variance was due to increases in property taxes, payroll and benefits, utilities and snow removal. We acquired five stores during the three months ended March 31, 2018 and 46 stores during the year ended December 31, 2017.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses that contributed to the increase in general and administrative expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired five stores during the three months ended March 31, 2018 and 46 stores during the year ended December 31, 2017.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Other income and expenses:
Interest expense	(40,966)	(35,970)	(4,996)	13.9%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,209)	(1,269)	60	(4.7)%
Interest income	1,438	2,315	(877)	(37.9)%
Equity in earnings of unconsolidated real estate ventures	3,597	3,579	18	0.5%
Income tax expense	(1,342)	(3,124)	1,782	(57.0)%
Total other income (expense), net	$(38,482)	$(34,469)	$(4,013)	11.6%

Interest Expense—The increase in interest expense during the three months ended March 31, 2018 was primarily the result of an overall increase in interest rate and debt this period when compared to the same period in the prior year. The average interest rate on the total of our fixed- and variable-rate debt at March 31, 2018 was 3.4%, compared to 3.1% as of March 31, 2017. Additionally, the total face value of our debt, including our lines of credit, was $4,557,414 at March 31, 2018 compared to $4,344,781 at March 31, 2017.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both have an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions, interest earned on notes receivable and income earned on note receivable from Preferred Operating Partnership unit holders.

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

Income Tax Expense—For the three months ended March 31, 2018, the decrease in income tax expense was due primarily to a lower tax rate from 35% to 21%, as a result of the 2017 Tax Legislation.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$88,256	$82,282

Adjustments:
Real estate depreciation	47,238	41,913
Amortization of intangibles	2,639	6,161
Unconsolidated joint venture real estate depreciation and amortization	1,512	1,363
Distributions paid on Series A Preferred Operating Partnership units	(572)	(1,271)
Income allocated to Operating Partnership noncontrolling interests	7,174	7,453
Funds from operations attributable to common stockholders and unit holders	$146,247	$137,901

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 787 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2018	2017	Change
Same-store rental and tenant reinsurance revenues	$234,085	$222,566	5.2%
Same-store operating and tenant reinsurance expenses	66,872	62,549	6.9%
Same-store net operating income	$167,213	$160,017	4.5%
Same-store square foot occupancy as of quarter end	92.1%	92.0%
Properties included in same-store	787	787

Same-store revenues for the three months ended March 31, 2018 increased due to higher rental rates for both new and existing customers. Expenses were higher for the three months ended March 31, 2018 due to increases in property taxes, payroll, utilities and snow removal.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net income	$95,430	$89,734
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(3,597)	(3,579)
Interest expense	42,175	37,239
Depreciation and amortization	51,749	49,432
Income tax expense	1,342	3,124
General and administrative (includes stock compensation)	21,464	18,808
Management fees, other income and interest income	(12,003)	(10,975)
Net tenant insurance	(21,427)	(18,935)
Non same-store revenue	(13,801)	(8,927)
Non same-store expense	5,881	4,096
Total same-store NOI	$167,213	$160,017

Same-store rental and tenant reinsurance revenues	$234,085	$222,566
Same-store operating and tenant reinsurance expenses	66,872	62,549
Same-store net operating income	$167,213	$160,017

CASH FLOWS

Cash flows provided by operating activities were $171,608 and $113,121, respectively, for the three months ended March 31, 2018 and 2017. Cash flows from operating activities were higher primarily due to an increase of $40,503 in the change in accounts payable and accrued expenses when compared with the three months ended March 31, 2017. There were also increases of $12,634 in the change in other liabilities and $5,696 in net income when compared to the same period in the prior year.

Cash used in investing activities was $30,928 and $1,743, respectively, for the three months ended March 31, 2018 and 2017. The increase was primarily due to an increase in cash paid for the acquisition of real estate assets of $36,986. We purchased five stores during the three months ended March 31, 2018, compared to two stores purchased during the three months ended March 31, 2017. Additionally, we received $35,697 more in principal payments on notes receivable during the three months ended March 31, 2017, than during the three months ended March 31, 2018. These increases in cash used in investing activities were offset by an increase of $47,363 in cash received as a return of investment in unconsolidated real estate ventures.

Cash used in financing activities was $172,660 for the three months ended March 31, 2018, compared to cash provided by financing activities of $127,578 for the three months ended March 31, 2017. The change related primarily to an increase in cash paid for the repurchase of exchangeable senior notes of $58,464. This increase was offset by a decrease in principal payments on notes payable and revolving lines of credit of $19,712 for the three months ended March 31, 2018 when compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2018, we had $35,527 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2018 and 2017, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of March 31, 2018, we had $4,557,414 face value of debt, resulting in a debt to total enterprise value ratio of 27.9%. As of March 31, 2018, the ratio of total fixed-rate debt and other instruments to total debt was 74.4% (including $2,273,777 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2018 was 3.4%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2018.

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

Our liquidity needs consist primarily of cash distributions to stockholders, store acquisitions, principal payments under our borrowings and non-recurring capital expenditures. We may from time to time seek to repurchase our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We may also use Operating Partnership units as currency to fund acquisitions from self-storage owners.

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
As of March 31, 2018, we had $4.6 billion in total face value of debt, of which $1.2 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by $11.7 million annually.
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

We have a disclosure committee that is responsible for considering the materiality of information and determining our disclosure obligations on a timely basis. The disclosure committee meets quarterly and reports directly to our Chief Executive Officer and Chief Financial Officer.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

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

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 9, 2018	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)