Form 10-Q
period 2018-06-30
Extra Space Storage Inc.
filed 2018-08-09
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 2, 2018, was 126,502,100.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Real estate assets, net	$7,390,080	$7,132,431
Investments in unconsolidated real estate ventures	97,556	75,907
Cash and cash equivalents	49,194	55,683
Restricted cash	19,912	30,361
Other assets, net	165,207	166,571
Total assets	$7,721,949	$7,460,953
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$3,829,564	$3,738,497
Exchangeable senior notes, net	570,425	604,276
Notes payable to trusts, net	117,506	117,444
Revolving lines of credit	250,000	94,000
Cash distributions in unconsolidated real estate ventures	43,737	5,816
Accounts payable and accrued expenses	107,252	96,087
Other liabilities	87,663	81,026
Total liabilities	5,006,147	4,737,146
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 126,146,055 and 126,007,091 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,261	1,260
Additional paid-in capital	2,554,447	2,569,485
Accumulated other comprehensive income	62,930	33,290
Accumulated deficit	(276,688)	(253,284)
Total Extra Space Storage Inc. stockholders' equity	2,341,950	2,350,751
Noncontrolling interest represented by Preferred Operating Partnership units, net of $119,735 and $120,230 notes receivable as of June 30, 2018 and December 31, 2017, respectively	160,104	159,636
Noncontrolling interests in Operating Partnership	213,509	213,301
Other noncontrolling interests	239	119
Total noncontrolling interests and equity	2,715,802	2,723,807
Total liabilities, noncontrolling interests and equity	$7,721,949	$7,460,953

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Property rental	$258,128	$240,796	$506,014	$472,289
Tenant reinsurance	28,521	24,313	55,555	47,168
Management fees and other income	10,164	10,894	20,729	19,554
Total revenues	296,813	276,003	582,298	539,011
Expenses:
Property operations	73,083	67,295	145,836	133,940
Tenant reinsurance	5,471	3,804	11,078	7,724
General and administrative	21,651	21,865	43,115	40,673
Depreciation and amortization	51,892	46,632	103,641	96,064
Total expenses	152,097	139,596	303,670	278,401
Income from operations	144,716	136,407	278,628	260,610
Loss on real estate transactions and impairment of real estate	—	(6,019)	—	(6,019)
Interest expense	(43,347)	(37,456)	(84,313)	(73,426)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,176)	(1,290)	(2,385)	(2,559)
Interest income	1,188	1,485	2,626	3,800
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	101,381	93,127	194,556	182,406
Equity in earnings of unconsolidated real estate ventures	3,429	3,838	7,026	7,417
Income tax expense	(2,097)	(2,867)	(3,439)	(5,991)
Net income	102,713	94,098	198,143	183,832
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,492)	(3,430)	(6,882)	(7,381)
Net income allocated to Operating Partnership and other noncontrolling interests	(4,068)	(3,662)	(7,852)	(7,163)
Net income attributable to common stockholders	$95,153	$87,006	$183,409	$169,288
Earnings per common share
Basic	$0.75	$0.69	$1.45	$1.34
Diluted	$0.75	$0.69	$1.45	$1.33
Weighted average number of shares
Basic	125,874,130	125,673,156	125,823,581	125,639,480
Diluted	132,772,772	132,783,402	132,992,734	132,759,354
Cash dividends paid per common share	$0.86	$0.78	$1.64	$1.56

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$102,713	$94,098	$198,143	$183,832
Other comprehensive income (loss):
Change in fair value of interest rate swaps	8,033	(6,101)	31,096	233
Total comprehensive income	110,746	87,997	229,239	184,065
Less: comprehensive income attributable to noncontrolling interests	7,934	6,804	16,190	14,544
Comprehensive income attributable to common stockholders	$102,812	$81,193	$213,049	$169,521

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2017	$14,940	$41,902	$10,730	$92,064	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	54,575	1	1,169	—	—	1,170
Restricted stock grants issued	—	—	—	—	—	—	81,470	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	—	(7,081)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	5,842	—	—	5,842
Repayment of receivable for preferred operating units pledged as collateral on loan	—	—	495	—	—	—	—	—	—	—	—	495
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	1,877	—	—	—	—	—	—	1,877
Redemption of Operating Partnership units for stock	—	—	—	—	(383)	—	10,000	—	383	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	—	(1,126)	—	—	—	(1,432)	—	—	(2,558)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	120	—	—	—	—	—	120
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(21,000)	—	—	(21,000)
Net income	2,359	1,257	1,408	1,858	7,852	—	—	—	—	—	183,409	198,143
Other comprehensive income	194	—	—	—	1,262	—	—	—	—	29,640	—	31,096
Distributions to Operating Partnership units held by noncontrolling interests	(2,580)	(1,257)	(1,408)	(1,858)	(9,274)	—	—	—	—	—	—	(16,377)
Dividends paid on common stock at $1.64 per share	—	—	—	—	—	—	—	—	—	—	(206,813)	(206,813)
Balances at June 30, 2018	$14,913	$41,902	$11,225	$92,064	$213,509	$239	126,146,055	$1,261	$2,554,447	$62,930	$(276,688)	$2,715,802

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$198,143	$183,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,641	96,064
Amortization of deferred financing costs	6,064	6,083
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	2,385	2,559
Compensation expense related to stock-based awards	5,842	4,955
Loss on real estate transactions and impairment of real estate	—	6,019
Distributions from unconsolidated real estate ventures in excess of earnings	3,615	2,365
Changes in operating assets and liabilities:
Other assets	7,269	15,203
Accounts payable and accrued expenses	7,888	(18,090)
Other liabilities	4,895	(9,941)
Net cash provided by operating activities	339,742	289,049
Cash flows from investing activities:
Acquisition of real estate assets	(238,153)	(72,651)
Development and redevelopment of real estate assets	(27,893)	(12,274)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	753	101
Investment in unconsolidated real estate ventures	(34,752)	(2,670)
Return of investment in unconsolidated real estate ventures	47,944	581
Principal payments received from notes receivable	25,226	44,869
Purchase of equipment and fixtures	(2,220)	(4,110)
Net cash used in investing activities	(229,095)	(46,154)
Cash flows from financing activities:
Proceeds from notes payable and revolving lines of credit	645,386	652,446
Principal payments on notes payable and revolving lines of credit	(487,016)	(686,443)
Deferred financing costs	(3,028)	(2,925)
Repurchase of exchangeable senior notes	(58,469)	—
Net proceeds from exercise of stock options	1,170	—
Redemption of Operating Partnership units held by noncontrolling interests	(2,558)	(2,510)
Contributions from noncontrolling interests	120	—
Dividends paid on common stock	(206,813)	(196,468)
Distributions to noncontrolling interests	(16,377)	(16,325)
Net cash used in financing activities	(127,585)	(252,225)
Net decrease in cash, cash equivalents, and restricted cash	(16,938)	(9,330)
Cash, cash equivalents, and restricted cash, beginning of the period	86,044	57,742
Cash, cash equivalents, and restricted cash end of the period	$69,106	$48,412

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Supplemental schedule of cash flow information
Interest paid	$78,602	$67,808
Income taxes paid	1,836	7,544
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(383)	$—
Common stock and paid-in capital	383	—
Acquisitions of real estate assets
Real estate assets, net	$88,842	$18,100
Value of Operating Partnership units issued	(1,877)	(6,810)
Notes payable assumed	(87,500)	(9,463)
Investment in unconsolidated real estate ventures	535	—
Other noncontrolling interests	—	(1,827)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$1,184	$6,580
Development and redevelopment of real estate assets	1,558	2,798
Accounts payable and accrued expenses	(2,742)	(9,378)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2018, the Company had direct and indirect equity interests in 1,082 stores. In addition, the Company managed 486 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,568. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.
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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at their present value and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and depreciation expense is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The Company plans to adopt the standard using the modified retrospective approach beginning January 1, 2019. The Company expects to elect the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The primary impact is expected to be related to the Company’s 24 ground leases in which it serves as lessee.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2018, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$69,258	$—	$69,258	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2018 or December 31, 2017.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of June 30, 2018, the Company had one operating store classified as held for sale. The estimated fair value less selling costs of this operating store is greater than the carrying value of the assets, and therefore no loss has been recorded related to the operating store held for sale.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 approximate fair value. Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$111,322	$119,735	$113,683	$120,230
Fixed rate notes receivable	$—	$—	$20,942	$20,608
Fixed rate notes payable and notes payable to trusts	$2,835,283	$2,916,055	$2,774,242	$2,815,085
Exchangeable senior notes	$674,567	$586,550	$719,056	$624,259

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three months ended June 30, 2018 there were no anti-dilutive options. For the three months ended

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

June 30, 2017, options to purchase approximately 97,701 shares of common stock, and for the six months ended June 30, 2018 and 2017, options to purchase approximately 37,113 and 98,966 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended June 30, 2018 and 2017 was $93.10 and $76.68, respectively, and for the six months ended June 30, 2018 and 2017, the average share price was $88.71 and $76.08, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	450,077	546,455	472,350	550,765
Series C Units	318,357	386,529	334,112	389,578
Series D Units	988,862	1,073,610	1,037,798	1,072,784
	1,757,296	2,006,594	1,844,260	2,013,127

The Operating Partnership had $11,550 of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of June 30, 2018. The 2013 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes was $52.57 per share as of June 30, 2018, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock. On July 5, 2018, the remaining principal amount of 2013 Notes was redeemed for $21,801 in cash.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of June 30, 2018. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $93.34 per share as of June 30, 2018, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and six months ended June 30, 2018 and 2017, 95,690 and 356,000 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three and six months ended June 30, 2018 and 2017, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the average per share price of the Company’s common stock during these periods.

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

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$95,153	$87,006	$183,409	$169,288
Earnings and dividends allocated to participating securities	(193)	(207)	(371)	(403)
Earnings for basic computations	94,960	86,799	183,038	168,885
Earnings and dividends allocated to participating securities	—	—	371	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	5,271	4,965	10,211	10,285
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(704)	(1,144)	(1,975)
Net income for diluted computations	$99,659	$91,060	$192,476	$177,195

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	125,874,130	125,673,156	125,823,581	125,639,480
OP Units	5,651,878	5,574,364	5,657,592	5,585,218
Series A Units	875,480	875,480	875,480	875,480
Unvested restricted stock awards included for treasury stock method	—	—	256,733	—
Shares related to exchangeable senior notes and dilutive stock options	371,284	660,402	379,348	659,176
Average number of common shares outstanding - diluted	132,772,772	132,783,402	132,992,734	132,759,354
Earnings per common share
Basic	$0.75	$0.69	$1.45	$1.34
Diluted	$0.75	$0.69	$1.45	$1.33

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.    STORE ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2018 and 2017. The table excludes purchases of raw land or improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

		Consideration Paid								Total
Quarter	Number of Stores	Total	Cash Paid	Loan Assumed	Non- controlling interests	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Q2 2018 (1)	17	$237,284	$148,648	$87,500	$—	$(1,024)	$283	$1,877	21,768	$237,284
Q1 2018	5	70,787	70,171	—	—	489	127	—	—	70,787
	22	$308,071	$218,819	$87,500	$—	$(535)	$410	$1,877	21,768	$308,071

Q2 2017	3	$34,641	$16,608	$9,463	$1,827	$—	$(67)	$6,810	272,400	$34,641
Q1 2017	2	25,556	25,541	—	—	—	15	—	—	25,556
	5	$60,197	$42,149	$9,463	$1,827	$—	$(52)	$6,810	272,400	$60,197

(1) Store acquisitions during the three and six months ended June 30, 2018 include the acquisition of 15 stores that had been owned by joint ventures in which the Company held equity interests. No gain or loss was recognized as a result of these acquisitions.

6.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES
Net Investments in unconsolidated real estate ventures and Cash distributions in unconsolidated real estate ventures consist of the following:

	Number of stores	Equity ownership %	Excess Profit Participation %	June 30,	December 31,
				2018	2017
WICNN JV LLC	7	10%	25%	$27,275	$—
VRS Self Storage, LLC	16	45%	54%	18,613	19,467
PRISA Self Storage LLC	85	4%	4%	9,410	9,638
Extra Space West Two LLC	5	5%	40%	3,869	3,939
ESS Bristol Investments LLC	7	10%	28%	1,944	1,258
Extra Space West One LLC	7	5%	40%	(976)	(900)
WCOT Self Storage LLC	—	5%	20%	—	(357)
Extra Space Northern Properties Six LLC	10	10%	35%	(1,477)	(1,279)
Storage Portfolio II JV LLC	36	10%	30%	(3,615)	(3,140)
Storage Portfolio I LLC	24	34%	49%	(37,517)	11,495
Other minority owned stores	14	10-50%	19-50%	36,293	29,970
Net Investments in and Cash distributions in unconsolidated real estate ventures	211			$53,819	$70,091
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

On May 18, 2018, the Company entered into a new joint venture, WICNN JV LLC. On June 19, 2018, WICNN JV LLC purchased seven stores located in Connecticut, New Jersey and Wisconsin, and the Company made an initial contribution of $4,505 and received a 10% equity interest in the joint venture. The Company also made a preferred equity contribution of $22,734. The Company receives an annual return of 8.0% on its preferred equity, which has a distribution preference over common equity.

On April 26, 2018, the Company purchased its joint venture partner's 95% interest in the WCOT Self Storage LLC joint venture, which owned 14 stores. The partner's interest was purchased for $115,797 and the existing joint venture loan of $87,500. Subsequent to this acquisition, the Company owned 100% of the joint venture and the related stores, which were consolidated as of June 30, 2018.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of June 30, 2018:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	42,269	1,269	41,000	—
Trust III	41,238	1,238	40,000	—
	119,590	$3,590	$116,000	—
Unamortized debt issuance costs	(2,084)
	$117,506

The Company had no consolidated VIEs during the three and six months ended June 30, 2018.

8.	DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $15,968 will be reclassified as a decrease to interest expense.

The Company held 29 derivative financial instruments which had a total combined notional amount of $2,165,973 as of June 30, 2018.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:	Fair Value
Other assets	$69,258	$38,365
Other liabilities	$—	$9

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended June 30,
Type	2018	2017		2018	2017
Swap Agreements	$9,967	$(8,693)	Interest Expense	$1,883	$(2,594)

	Gain (loss) recognized in OCI For the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Six Months Ended June 30,
Type	2018	2017		2018	2017
Swap Agreements	$33,285	$(5,687)	Interest expense	$2,124	$(5,924)

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

As of June 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was immaterial. As of June 30, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2018, it could have been required to cash settle its obligations under the agreements at their termination value.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of June 30, 2018 was approximately 10.71 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2013 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on January 1 and July 1 of each year beginning January 1, 2014, until the maturity date of July 1, 2033. The 2013 Notes bear interest at 2.375% per annum and contain an exchange settlement feature, which provides that the 2013 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2013 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2013 Notes as of June 30, 2018 was approximately 19.02 shares of the Company’s common stock per $1,000 principal amount of the 2013 Notes.

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

Additionally, the 2013 Notes and the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock exceeded 130% of the exchange price for the required time period for the 2013 Notes during the quarter ended June 30, 2018. Therefore, holders of the 2013 Notes may elect to exchange such notes during the quarter ending September 30, 2018. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended June 30, 2018.

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

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	June 30, 2018	December 31, 2017
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$11,550	$49,259
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	—	(315)
Unamortized discount - equity component - 2015 Notes	(10,718)	(12,974)
Unamortized cash discount - 2013 Notes	—	(74)
Unamortized debt issuance costs	(5,407)	(6,620)
Net carrying amount of liability components	$570,425	$604,276

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest	$4,561	$4,867	$9,122	$9,734
Amortization of discount	1,176	1,290	2,385	2,559
Total interest expense recognized	$5,737	$6,157	$11,507	$12,293

Repurchases of 2013 Notes

During the six months ended June 30, 2018, the Company repurchased a total principal amount of $37,709 of the 2013 Notes. The Company paid cash of $58,469 for the total of the principal amount and the exchange value in excess of the principal amount. On July 5, 2018, the Company redeemed all remaining outstanding 2013 Notes, including the principal amount and the exchange value in excess of the principal for $21,801 in cash.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

For the Six Months Ended June 30,
2018
Principal amount repurchased	$37,709
Amount allocated to:
Extinguishment of liability component	$37,469
Reacquisition of equity component	21,000
Total consideration paid for repurchase	$58,469
Exchangeable senior notes repurchased	$37,709
Extinguishment of liability component	(37,469)
Discount on exchangeable senior notes	(230)
Related debt issuance costs	(10)
Gain/(loss) on repurchase	$—

10.	STOCKHOLDERS’ EQUITY

On May 6, 2016, the Company filed its current $400,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with five sales agents. Under the terms of the current equity distribution agreements, the Company may from time to time offer and sell shares of common stock, up to the aggregate offering price of $400,000, through its sales agents.

During the three and six months ended June 30, 2018, the Company did not issue any shares and had $349,375 available for issuance under the existing equity distribution agreements. Subsequent to quarter end, the Company sold 343,251 shares of common stock under its "at the market" equity program at an average price of $99.75 per share, resulting in net proceeds of $33,897.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of June 30, 2018, the noncontrolling interests represented by Operating Partnership preferred units consisted of the following:

Series A Units	875,480
Series B Units	1,676,087
Series C Units	704,016
Series D Units	3,682,521

At June 30, 2018 and December 31, 2017, the noncontrolling interests represented by the Preferred Operating Partnership Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units.

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

On June 25, 2007, the Operating Partnership loaned the holder of the Series A Units $100,000. On April 18, 2017, a loan amendment was signed modifying the maturity date of the loan to the later of the death of the Series A Unit holder or his spouse and also lowering the interest rate of the loan from 4.9% to 2.1%. The loan amendment was determined to be a loan modification under GAAP, and therefore no change in value was recognized. The loan is secured by the borrower’s Series A Units. No future redemption of Series A Units can be made unless the loan secured by the Series A Units is also repaid. The Series A Units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units.

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

In December 2014, the Operating Partnership loaned certain holders of the Series C Units $20,230. The notes receivable, which are collateralized by the Series C Units, bear interest at 5.0% per annum and mature on December 15, 2024. The Series C Units are shown on the balance sheet net of the loan balance of $19,735 as of June 30, 2018 and $20,230 as of December 31, 2017, because the borrower under the loan receivable is also the holder of the Series C Units.

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

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 90.9% ownership interest in the Operating Partnership as of June 30, 2018. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 9.1% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of June 30, 2018, the ten-day average closing price of the Company's common stock was $99.22 and there were 5,646,138 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2018 and the Company elected to pay the OP Unit holders cash, the Company would have paid $560,210 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2018	2017
OP Units redeemed for common stock	10,000	—
OP Units redeemed for cash	30,000	33,896
Cash paid for OP Units redeemed	$2,558	$2,510
OP Units issued in conjunction with acquisitions	21,768	—
Value of OP Units issued in conjunction with acquisitions	$1,877	$—

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

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of June 30, 2018. One joint venture owns two operating stores in Texas and an operating store in Colorado, and the other joint venture owns two development properties in Pennsylvania and New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.

14.	REVENUE RECOGNITION

Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees, merchandise sales and truck rentals are recognized as income when earned. Tenant reinsurance premiums are recognized as revenue when received.

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. The prior periods have been restated to conform to the current presentation. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Self-Storage Operations	$258,128	$240,796	$506,014	$472,289
Tenant Reinsurance	28,521	24,313	55,555	47,168
Total segment revenues	286,649	265,109	561,569	519,457

Operating expenses:
Self-Storage Operations	$73,083	$67,295	$145,836	$133,940
Tenant Reinsurance	5,471	3,804	11,078	7,724
Total segment operating expenses	$78,554	$71,099	$156,914	$141,664

Net operating income:
Self-Storage Operations	185,045	173,501	360,178	338,349
Tenant Reinsurance	23,050	20,509	44,477	39,444
Total segment net operating income:	$208,095	$194,010	$404,655	$377,793

Other components of net income (loss):
Property management fees and other income	10,164	10,894	20,729	19,554
General and administrative expense	(21,651)	(21,865)	(43,115)	(40,673)
Depreciation and amortization expense	(51,892)	(46,632)	(103,641)	(96,064)
Loss on real estate transactions and impairment of real estate	—	(6,019)	—	(6,019)
Interest expense	(43,347)	(37,456)	(84,313)	(73,426)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(1,176)	(1,290)	(2,385)	(2,559)
Interest income	1,188	1,485	2,626	3,800
Equity in earnings of unconsolidated real estate ventures	3,429	3,838	7,026	7,417
Income tax expense	(2,097)	(2,867)	(3,439)	(5,991)
Net income	$102,713	$94,098	$198,143	$183,832

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

16.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2018, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of June 30, 2018, the Company was under agreement to acquire 15 stores at a total purchase price of $194,486. Of these stores, 11 are scheduled to close in 2018 at a purchase price of $145,258, three are scheduled to close in 2019 at a purchase price of $38,700, and one is scheduled to close thereafter at a purchase price of $10,528. Additionally, the Company is under agreement to acquire 23 stores with joint venture partners, for a total investment of $77,610. Twenty of these stores are scheduled to close in 2018 and the remaining three stores are expected to close in 2019.

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
17.     SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company purchased three stores located in Florida, Minnesota and North Carolina for a total purchase price of $47,125. These acquisitions are included in the amounts shown in the commitments and contingencies footnote.

On July 5, 2018, the remaining principal amount of 2013 Notes were redeemed for $21,801 in cash.

Subsequent to quarter end, the Company sold 343,251 shares of stock under its "at the market" equity program. The average price was $99.75 per share, resulting in net proceeds of $33,897.

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

PROPERTIES

As of June 30, 2018, we owned or had ownership interests in 1,082 operating stores. Of these stores, 868 are wholly-owned, three are in consolidated joint ventures, and 211 are in unconsolidated joint ventures. In addition, we managed an additional 486 stores for third parties bringing the total number of stores which we own and/or manage to 1,568. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of June 30, 2018, approximately 905,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2018, the average length of stay was approximately 15.1 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.02 for the three months ended June 30, 2018, compared to $15.41 for the three months ended June 30, 2017. Average annual rent per square foot for new leases was $18.31 for the three months ended June 30, 2018, compared to $16.87 for the three months ended June 30, 2017. The average discount, as a percentage of rental revenues, at all stabilized properties during these periods was 4.4% and 3.9%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	June 30, 2018
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,008	1	75,286	10	581,626	19	1,213,920
Arizona	23	1,623,514	7	467,446	8	582,879	38	2,673,839
California	145	11,407,198	53	3,752,847	59	5,598,792	257	20,758,837
Colorado	15	1,003,470	2	186,253	23	1,599,416	40	2,789,139
Connecticut	7	526,098	7	596,341	2	110,679	16	1,233,118
Delaware	—	—	1	76,765	1	69,244	2	146,009
Florida	85	6,548,948	17	1,305,040	60	4,381,517	162	12,235,505
Georgia	56	4,318,347	3	274,775	15	1,091,254	74	5,684,376
Hawaii	9	603,305	—	—	7	403,433	16	1,006,738
Illinois	31	2,394,696	5	372,261	23	1,574,507	59	4,341,464
Indiana	15	947,083	1	56,926	10	648,594	26	1,652,603
Kansas	1	49,999	2	108,770	1	70,420	4	229,189
Kentucky	11	831,498	1	51,088	4	312,456	16	1,195,042
Louisiana	2	150,555	—	—	1	133,810	3	284,365
Maryland	32	2,560,542	7	530,453	22	1,543,185	61	4,634,180
Massachusetts	43	2,661,786	9	559,238	5	304,971	57	3,525,995
Michigan	7	562,399	4	313,149	—	—	11	875,548
Minnesota	2	137,621	—	—	5	279,349	7	416,970
Mississippi	3	216,362	—	—	4	255,280	7	471,642
Missouri	5	332,036	2	119,575	7	450,469	14	902,080
Nebraska	—	—	—	—	2	127,903	2	127,903
Nevada	14	1,042,051	4	472,731	6	773,337	24	2,288,119
New Hampshire	2	135,810	2	84,005	4	193,745	8	413,560
New Jersey	59	4,724,665	17	1,244,815	7	547,479	83	6,516,959
New Mexico	11	721,685	3	163,410	4	337,224	18	1,222,319
New York	23	1,733,168	11	857,293	14	735,533	48	3,325,994
North Carolina	17	1,228,676	1	68,265	17	1,323,602	35	2,620,543
Ohio	17	1,306,170	5	325,441	3	181,929	25	1,813,540
Oklahoma	—	—	—	—	18	1,494,672	18	1,494,672
Oregon	6	399,452	3	216,866	5	302,280	14	918,598
Pennsylvania	16	1,202,039	7	506,986	18	1,251,682	41	2,960,707
Rhode Island	2	130,846	—	—	1	84,665	3	215,511
South Carolina	23	1,751,485	1	81,926	13	981,616	37	2,815,027
Tennessee	17	1,416,761	12	801,950	10	771,801	39	2,990,512
Texas	99	8,540,647	10	705,326	60	4,798,267	169	14,044,240
Utah	10	707,456	—	—	9	670,200	19	1,377,656
Virginia	46	3,668,032	6	445,214	13	981,371	65	5,094,617
Washington	8	591,309	1	56,230	3	222,852	12	870,391
Washington, DC	1	99,614	1	104,382	1	73,237	3	277,233
Wisconsin	—	—	5	499,381	3	203,035	8	702,416
Puerto Rico	—	—	—	—	8	914,248	8	914,248
Totals	871	66,832,331	211	15,480,434	486	36,962,559	1,568	119,275,324

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2018 and 2017

Overview
Results for the three and six months ended June 30, 2018 included the operations of 1,082 stores (868 wholly-owned, three in consolidated joint ventures, and 211 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2017, which included the operations of 1,023 stores (840 wholly-owned, two in a consolidated joint venture, and 181 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues:
Property rental	$258,128	$240,796	$17,332	7.2%	$506,014	$472,289	$33,725	7.1%
Tenant reinsurance	28,521	24,313	4,208	17.3%	55,555	47,168	8,387	17.8%
Management fees and other income	10,164	10,894	(730)	(6.7)%	20,729	19,554	1,175	6.0%
Total revenues	$296,813	$276,003	$20,810	7.5%	$582,298	$539,011	$43,287	8.0%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2018 was primarily the result of increases in rental rates at our stabilized stores and revenues from newly-acquired stores. Increases of $14,496 and $25,061, respectively, were attributable to store acquisitions completed in 2018 and 2017. We acquired 22 stores during the six months ended June 30, 2018 and 46 stores during the year ended December 31, 2017. Increases of $9,181 and $20,378 respectively, were due to rental rate increases for new and existing customers at our stabilized stores during the three and six months ended June 30, 2018. These increases were partially offset by decreases of $7,038 and $13,713 respectively, due to property sales. Thirty-six stores were sold to a joint venture in which we hold a ten percent interest and is accounted for using the equity method.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to the increase in the number of stores operated. We operated 1,568 stores at June 30, 2018 compared to 1,470 stores at June 30, 2017.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Expenses:
Property operations	$73,083	$67,295	$5,788	8.6%	$145,836	$133,940	$11,896	8.9%
Tenant reinsurance	5,471	3,804	1,667	43.8%	11,078	7,724	3,354	43.4%
General and administrative	21,651	21,865	(214)	(1.0)%	43,115	40,673	2,442	6.0%
Depreciation and amortization	51,892	46,632	5,260	11.3%	103,641	96,064	7,577	7.9%
Total expenses	$152,097	$139,596	$12,501	9.0%	$303,670	$278,401	$25,269	9.1%

Property Operations—The increases in property operations expense during the three and six months ended June 30, 2018 were due primarily to an increases of $4,787 and $8,776 related to store acquisitions completed in 2018 and 2017. We acquired 22 stores during the six months ended June 30, 2018 and 46 stores during the year ended December 31, 2017.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change is due primarily to the increase in the number of stores we owned and/or managed.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses that contributed to the change in general and administrative expenses.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 22 stores during the six months ended June 30, 2018 and 46 stores during the year ended December 31, 2017.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income and expenses:
Loss on real estate transactions and impairment of real estate	$—	$(6,019)	$6,019	(100.0)%	$—	$(6,019)	$6,019	(100.0)%
Interest expense	(43,347)	(37,456)	(5,891)	15.7%	(84,313)	(73,426)	(10,887)	14.8%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,176)	(1,290)	114	(8.8)%	(2,385)	(2,559)	174	(6.8)%
Interest income	1,188	1,485	(297)	(20.0)%	2,626	3,800	(1,174)	(30.9)%
Equity in earnings of unconsolidated real estate ventures	3,429	3,838	(409)	(10.7)%	7,026	7,417	(391)	(5.3)%
Income tax expense	(2,097)	(2,867)	770	(26.9)%	(3,439)	(5,991)	2,552	(42.6)%
Total other income (expense), net	$(42,003)	$(42,309)	$306	(0.7)%	$(80,485)	$(76,778)	$(3,707)	4.8%

Loss on Real Estate Transactions and Impairment of Real Estate—During the three and six months ended June 30, 2017, we recorded $6,019 related to impairments in land. There were no similar expenses during the three and six months ended June 30, 2018.

Interest Expense—The increase in interest expense during the three and six months ended June 30, 2018 were primarily the result of an overall increase in interest rate and debt during each period when compared to the same periods in the prior year. The average interest rate on our total fixed- and variable-rate debt at June 30, 2018 was 3.4%, compared to 3.2% as of June 30, 2017. Additionally, the total face value of our debt, including our lines of credit, was $4,809,483 at June 30, 2018 compared to $4,339,163 at June 30, 2017.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both had an effective interest rate of 4.0% relative to the carrying amount of the liability.

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

Income Tax Expense—For the three and six months ended June 30, 2018, the decrease in income tax expense relates primarily to a lower tax rate from 35% to 21% due to the Tax Cuts and Jobs Act of 2017.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$95,153	$87,006	$183,409	$169,288

Adjustments:
Real estate depreciation	48,107	42,513	95,345	84,426
Amortization of intangibles	1,953	2,687	4,592	8,848
Loss on real estate transactions, earnout from prior acquisition and impairment of real estate	—	6,019	—	6,019
Unconsolidated joint venture real estate depreciation and amortization	1,638	1,475	3,150	2,838
Distributions paid on Series A Preferred Operating Partnership units	(572)	(704)	(1,144)	(1,975)
Income allocated to Operating Partnership noncontrolling interests	7,560	7,112	14,734	14,565
Funds from operations attributable to common stockholders and unit holders	$153,839	$146,108	$300,086	$284,009

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2018	2017	Change	2018	2017	Change
Same-store rental revenues	$239,792	$230,332	4.1%	$473,877	$452,899	4.6%
Same-store operating expenses	66,021	62,964	4.9%	132,894	125,511	5.9%
Same-store net operating income	$173,771	$167,368	3.8%	$340,983	$327,388	4.2%
Same-store square foot occupancy as of quarter end	94.2%	94.3%		94.2%	94.3%
Properties included in same-store	787	787		787	787

Same-store revenues for the three and six months ended June 30, 2018 increased due to higher rental rates for both new and existing customers and were partially offset by increased discounts. Expenses were higher for the three months ended June 30, 2017, primarily due to increases in property taxes, payroll and benefits and marketing. Expenses were higher for the six months ended June 30, 2018, primarily due to increases in property taxes, payroll and benefits, snow removal and utilities.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$102,713	$94,098	$198,143	$183,832
Adjusted to exclude:
Loss (gain) on real estate transactions, earnout from prior acquisition and impairment of real estate	—	6,019	—	6,019
Equity in earnings of unconsolidated joint ventures	(3,429)	(3,838)	(7,026)	(7,417)
Interest expense	44,523	38,746	86,698	75,985
Depreciation and amortization	51,892	46,632	103,641	96,064
Income tax expense	2,097	2,867	3,439	5,991
General and administrative	21,651	21,865	43,115	40,673
Management fees, other income and interest income	(11,352)	(12,379)	(23,355)	(23,354)
Net Tenant Insurance	(23,050)	(20,509)	(44,477)	(39,444)
Non Same Store Revenue	(18,336)	(10,464)	(32,137)	(19,390)
Non Same Store Expense	7,062	4,331	12,942	8,429
Total Same Store NOI	$173,771	$167,368	$340,983	$327,388

Same-store rental revenues	$239,792	$230,332	$473,877	$452,899
Same-store operating expenses	66,021	62,964	132,894	125,511
Same-store net operating income	$173,771	$167,368	$340,983	$327,388

CASH FLOWS

Cash flows provided by operating activities were $339,742 and $289,049, respectively, for the six months ended June 30, 2018 and 2017. Cash flows from operating activities were higher primarily due to an increase of $25,978 in the change in accounts payable and accrued expenses when compared with the six months ended June 30, 2017. There were also increases of $14,836 in the change in other liabilities and $14,311 in net income when compared to the same period in the prior year.

Cash used in investing activities was $229,095 and $46,154, respectively, for the six months ended June 30, 2018 and 2017. The increase was primarily due to an increase in cash paid for the acquisition of real estate assets of $165,502. We purchased 22 stores during the six months ended June 30, 2018, compared to five stores purchased during the six months ended June 30, 2017. An additional $32,082 of cash was paid for the investment in unconsolidated real estate ventures for the six months ended June 30, 2018 when compared with the six months ended June 30, 2017. Additionally, we received $19,643 more in principal payments on notes receivable during the six months ended June 30, 2017, than during the six months ended June 30, 2018. These increases in cash used in investing activities were offset by an increase of $47,363 in cash received as a return of investment in unconsolidated real estate ventures.

Cash used in financing activities was $127,585 and 252,225 for the six months ended June 30, 2018 and 2017, respectively. The change related primarily to cash paid for the repurchase of our 2013 exchangeable senior notes of $58,469. This was offset by a decrease in principal payments on notes payable and revolving lines of credit of $199,427 for the six months ended June 30, 2018 when compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2018, we had $49,194 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2018 and 2017, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of June 30, 2018, we had $4,809,483 face value of debt, resulting in a debt to total enterprise value ratio of 26.4%. As of June 30, 2018, the ratio of total fixed-rate debt and other instruments to total debt was 72.8% (including $2,385,098 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2018 was 3.4%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2018.

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
As of June 30, 2018, we had $4.8 billion in total face value of debt, of which $1.3 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by $13.1 million annually.
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

On April 11, 2018, our Operating Partnership issued 21,768 common OP Units in connection with the acquisition of one store in Virginia. The store was acquired in exchange for the OP Units, valued at $1.9 million, and approximately $14.5 million of cash.

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

10.1
Note Purchase Agreement, dated as of May 25, 2018, by and among Extra Space Storage Inc., Extra Space Storage LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 9, 2018	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)