Form 10-Q
period 2018-09-30
Extra Space Storage Inc.
filed 2018-11-06
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2018, was 126,515,354.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Real estate assets, net	$7,425,806	$7,132,431
Investments in unconsolidated real estate ventures	114,451	75,907
Cash and cash equivalents	45,378	55,683
Restricted cash	21,205	30,361
Other assets, net	191,850	166,571
Total assets	$7,798,690	$7,460,953
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,104,955	$3,738,497
Exchangeable senior notes, net	560,613	604,276
Notes payable to trusts, net	95,887	117,444
Revolving lines of credit	—	94,000
Cash distributions in unconsolidated real estate ventures	44,218	5,816
Accounts payable and accrued expenses	126,539	96,087
Other liabilities	96,384	81,026
Total liabilities	5,028,596	4,737,146
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 126,504,802 and 126,007,091 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,264	1,260
Additional paid-in capital	2,581,158	2,569,485
Accumulated other comprehensive income	68,362	33,290
Accumulated deficit	(255,065)	(253,284)
Total Extra Space Storage Inc. stockholders' equity	2,395,719	2,350,751
Noncontrolling interest represented by Preferred Operating Partnership units, net of $119,735 and $120,230 notes receivable as of September 30, 2018 and December 31, 2017, respectively	160,250	159,636
Noncontrolling interests in Operating Partnership	213,885	213,301
Other noncontrolling interests	240	119
Total noncontrolling interests and equity	2,770,094	2,723,807
Total liabilities, noncontrolling interests and equity	$7,798,690	$7,460,953

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Property rental	$266,728	$248,589	$772,742	$720,878
Tenant reinsurance	30,105	25,882	85,660	73,050
Management fees and other income	10,120	9,685	30,849	29,239
Total revenues	306,953	284,156	889,251	823,167
Expenses:
Property operations	73,652	70,430	219,488	204,370
Tenant reinsurance	7,720	6,272	18,798	13,996
General and administrative	19,707	19,498	62,822	60,171
Depreciation and amortization	52,283	48,075	155,924	144,139
Total expenses	153,362	144,275	457,032	422,676
Income from operations	153,591	139,881	432,219	400,491
Gain (loss) on real estate transactions and impairment of real estate	30,807	—	30,807	(6,019)
Interest expense	(45,926)	(39,766)	(130,239)	(113,192)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,140)	(1,268)	(3,525)	(3,827)
Interest income	1,371	1,401	3,997	5,201
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	138,703	100,248	333,259	282,654
Equity in earnings of unconsolidated real estate ventures	3,622	3,990	10,648	11,407
Income tax expense	(2,638)	(3,163)	(6,077)	(9,154)
Net income	139,687	101,075	337,830	284,907
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,723)	(3,394)	(10,605)	(10,775)
Net income allocated to Operating Partnership and other noncontrolling interests	(5,546)	(3,917)	(13,398)	(11,080)
Net income attributable to common stockholders	$130,418	$93,764	$313,827	$263,052
Earnings per common share
Basic	$1.03	$0.74	$2.49	$2.09
Diluted	$1.02	$0.74	$2.48	$2.07
Weighted average number of shares
Basic	126,466,837	125,717,517	125,959,926	125,665,787
Diluted	134,240,290	133,044,473	133,015,690	133,008,622
Cash dividends paid per common share	$0.86	$0.78	$2.50	$2.34

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$139,687	$101,075	$337,830	$284,907
Other comprehensive income:
Change in fair value of interest rate swaps	5,716	759	36,812	992
Total comprehensive income	145,403	101,834	374,642	285,899
Less: comprehensive income attributable to noncontrolling interests	9,553	7,342	25,743	21,886
Comprehensive income attributable to common stockholders	$135,850	$94,492	$348,899	$264,013

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2017	$14,940	$41,902	$10,730	$92,064	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	54,575	—	1,169	—	—	1,169
Restricted stock grants issued	—	—	—	—	—	—	84,264	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(9,379)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	343,251	3	33,777	—	—	33,780
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	8,455	—	—	8,455
Repayment of receivable for preferred operating units pledged as collateral on loan	—	—	495	—	—	—	—	—	—	—	—	495
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	1,877	—	—	—	—	—	—	1,877
Redemption of Operating Partnership units for stock	—	—	—	—	(955)	—	25,000	—	955	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	—	(1,126)	—	—	—	(1,432)	—	—	(2,558)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	122	—	—	—	—	—	122
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(31,251)	—	—	(31,251)
Net income	3,793	1,886	2,140	2,786	13,399	(1)	—	—	—	—	313,827	337,830
Other comprehensive income	233	—	—	—	1,507	—	—	—	—	35,072	—	36,812
Distributions to Operating Partnership units held by noncontrolling interests	(3,906)	(1,886)	(2,140)	(2,787)	(14,118)	—	—	—	—	—	—	(24,837)
Dividends paid on common stock at $2.50 per share	—	—	—	—	—	—	—	—	—	—	(315,608)	(315,608)
Balances at September 30, 2018	$15,060	$41,902	$11,225	$92,063	$213,885	$240	126,504,802	$1,264	$2,581,158	$68,362	$(255,065)	$2,770,094

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$337,830	$284,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,924	144,139
Amortization of deferred financing costs	9,230	9,246
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	3,525	3,827
Compensation expense related to stock-based awards	8,455	7,244
(Gain) loss on real estate transactions and impairment of real estate	(30,807)	6,019
Distributions from unconsolidated real estate ventures in excess of earnings	5,235	3,498
Changes in operating assets and liabilities:
Other assets	(639)	(15,303)
Accounts payable and accrued expenses	27,677	6,425
Other liabilities	12,597	(373)
Net cash provided by operating activities	529,027	449,629
Cash flows from investing activities:
Acquisition of real estate assets	(327,011)	(119,040)
Development and redevelopment of real estate assets	(45,376)	(20,670)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	51,889	18,565
Investment in unconsolidated real estate ventures	(52,806)	(3,021)
Return of investment in unconsolidated real estate ventures	47,964	581
Issuance of notes receivable	(13,889)	—
Principal payments received from notes receivable	25,226	44,869
Purchase of equipment and fixtures	(3,026)	(5,635)
Net cash used in investing activities	(317,029)	(84,351)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	33,780	—
Proceeds from notes payable and revolving lines of credit	973,386	1,023,170
Principal payments on notes payable and revolving lines of credit	(787,939)	(1,020,144)
Principal payments on notes payable to trusts	(21,650)	—
Deferred financing costs	(7,055)	(5,172)
Repurchase of exchangeable senior notes	(80,270)	(19,726)
Net proceeds from exercise of stock options	1,170	1,266
Redemption of Operating Partnership units held by noncontrolling interests	(2,558)	(2,510)
Contributions from noncontrolling interests	122	—
Dividends paid on common stock	(315,608)	(294,754)
Distributions to noncontrolling interests	(24,837)	(24,141)
Net cash used in financing activities	(231,459)	(342,011)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,461)	23,267
Cash, cash equivalents, and restricted cash, beginning of the period	86,044	57,742
Cash, cash equivalents, and restricted cash end of the period	$66,583	$81,009

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Supplemental schedule of cash flow information
Interest paid	$117,627	$107,144
Income taxes paid	803	8,086
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(955)	$—
Common stock and paid-in capital	955	—
Acquisitions of real estate assets
Real estate assets, net	$88,842	$20,100
Value of Operating Partnership units issued	(1,877)	(8,810)
Notes payable assumed	(87,500)	(9,463)
Investment in unconsolidated real estate ventures	535	—
Other noncontrolling interests	—	(1,827)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$275	$4,874
Development and redevelopment of real estate assets	—	1,558
Accounts payable and accrued expenses	(275)	(6,432)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2018, the Company had direct and indirect equity interests in 1,099 stores. In addition, the Company managed 507 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,606. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.
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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at their present value and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and depreciation expense is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The Company plans to adopt the standard using the modified retrospective approach beginning January 1, 2019. The Company expects to elect the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The primary impact is expected to be related to the Company’s 24 ground leases under which it serves as lessee.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." ASU 2018-15 amends the accounting for implementation costs incurred in a hosting arrangement that is a service contract, and aligns them with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 also requires that entities amortize the capitalized implementation costs over the term of the hosting arrangement. ASU 2018-15 is effective for annual periods beginning after December 15, 2020, with early adoption permitted, including early adoption in any interim period. The Company has chosen to early adopt this guidance on a prospective basis as of October 1, 2018. The adoption of this standard will not have a material impact on the Company's financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2018, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$75,293	$—	$75,293	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2018 or December 31, 2017.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of September 30, 2018, the Company had one operating store classified as held for sale and one parcel of land classified as held for sale which are included in real estate assets, net. The estimated fair value less selling costs for each of these is greater than the carrying value of the assets, and therefore no loss has been recorded. During the nine months ended September 30, 2017, the Company recorded an impairment loss of $6,100 relating to one parcel of land that was held for sale at the time, and an additional two parcels of undeveloped land where the carrying value was greater than the fair value.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 approximate fair value. Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

The fair values of the Company’s notes receivable from Preferred Operating Partnership unit holders and other fixed rate notes receivable, which are recorded in other assets, net were based on the discounted estimated future cash flows of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred Operating Partnership unit holders	$112,826	$119,735	$113,683	$120,230
Fixed rate notes receivable	$—	$—	$20,942	$20,608
Fixed rate notes payable and notes payable to trusts	$3,469,014	$3,573,996	$2,774,242	$2,815,085
Exchangeable senior notes	$617,125	$575,000	$719,056	$624,259

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three months ended September 30, 2018 there were no anti-dilutive options. For the three months ended September 30, 2017, options to purchase an aggregate of approximately 45,438 shares of common stock, and for the nine months ended September 30, 2018 and 2017, options to purchase an aggregate of approximately 36,404 and 97,697 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2018 and 2017 was $92.83 and $77.84, respectively, and for the nine months ended September 30, 2018 and 2017, the average share price was $90.09 and $76.67, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	451,386	538,312	465,115	546,526
Series C Units	319,283	380,769	328,994	386,580
Series D Units	—	1,126,831	1,021,901	1,091,319
	770,669	2,045,912	1,816,010	2,024,425

The Operating Partnership had no Exchangeable Senior Notes due 2033 (the “2013 Notes”) issued and outstanding as of September 30, 2018, as the remaining principal balance had been redeemed in July 2018. Prior to their redemption, the 2013 Notes could potentially have had a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The exchange price of the 2013 Notes could change over time as described in the indenture. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of September 30, 2018. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $93.06 per share as of September 30, 2018, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and nine months ended September 30, 2018 and 2017, zero and 413,498 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three and nine months ended September 30, 2018 and 2017, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the average per share price of the Company’s common stock during these periods.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share was as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$130,418	$93,764	$313,827	$263,052
Earnings and dividends allocated to participating securities	(219)	(191)	(550)	(595)
Earnings for basic computations	130,199	93,573	313,277	262,457
Earnings and dividends allocated to participating securities	—	191	550	595
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	7,336	5,163	17,191	15,448
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)	(1,716)	(2,547)
Net income for diluted computations	$136,963	$98,355	$329,302	$275,953

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	126,466,837	125,717,517	125,959,926	125,665,787
OP Units	5,636,845	5,590,231	5,650,599	5,586,908
Series A Units	875,480	875,480	875,480	875,480
Series D Units	991,738	—	—	—
Unvested restricted stock awards included for treasury stock method	—	280,484	250,630	288,831
Shares related to exchangeable senior notes and dilutive stock options	269,390	580,761	279,055	591,616
Average number of common shares outstanding - diluted	134,240,290	133,044,473	133,015,690	133,008,622
Earnings per common share
Basic	$1.03	$0.74	$2.49	$2.09
Diluted	$1.02	$0.74	$2.48	$2.07

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.    STORE ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the three and nine months ended September 30, 2018 and 2017. The table excludes purchases of raw land or improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

		Consideration Paid								Total
Quarter	Number of Stores	Total	Cash Paid	Loan Assumed	Non- controlling interests	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Q3 2018	6	$74,694	$71,989	$—	$—	$—	$2,705	$—	—	$74,694
Q2 2018 (1)	17	237,284	148,650	87,500	—	(1,024)	281	1,877	21,768	237,284
Q1 2018 (1)	5	70,787	70,171	—	—	489	127	—	—	70,787
	28	$382,765	$290,810	$87,500	$—	$(535)	$3,113	$1,877	21,768	$382,765

Q3 2017	4	$31,966	$29,919	$—	$—	$—	$47	$2,000	25,520	$31,966
Q2 2017	3	34,641	16,608	9,463	1,827	—	(67)	6,810	272,400	34,641
Q1 2017	2	25,556	25,541	—	—	—	15	—	—	25,556
	9	$92,163	$72,068	$9,463	$1,827	$—	$(5)	$8,810	297,920	$92,163

(1) Store acquisitions during the nine months ended September 30, 2018 include the purchase of 15 stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' remaining equity interests in the joint ventures, and the properties owned by the joint ventures became wholly owned by the Company.

Store Dispositions

On August 16, 2018, the Company closed on the sale of a store located in California that had been classified as held for sale for $40,235 in cash. The Company recorded a gain on the sale of $30,671.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

6.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit %	September 30,	December 31,
				2018	2017
WICNN JV LLC	7	10%	25%	$27,036	$—
VRS Self Storage, LLC	16	45%	54%	18,356	19,467
PRISA Self Storage LLC	85	4%	4%	9,345	9,638
Alan Jathoo JV LLC	7	10%	10%	6,205	—
Extra Space West Two LLC	5	5%	40%	3,823	3,939
ESS Bristol Investments LLC	7	10%	28%	2,356	1,258
WCOT Self Storage LLC	—	5%	20%	—	(357)
Extra Space West One LLC	7	5%	40%	(1,033)	(900)
Extra Space Northern Properties Six LLC	10	10%	35%	(1,604)	(1,279)
Storage Portfolio II JV LLC	36	10%	30%	(3,806)	(3,140)
Storage Portfolio I LLC	24	34%	49%	(37,657)	11,495
Other minority owned stores	19	10-50%	19-50%	47,212	29,970
Net Investments in and Cash distributions in unconsolidated real estate ventures	223			$70,233	$70,091
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

On May 18, 2018, the Company entered into a new joint venture, WICNN JV LLC. On June 19, 2018, WICNN JV LLC purchased seven stores located in Connecticut, New Jersey and Wisconsin, and the Company made an initial contribution of $4,505 and received a 10.0% equity interest in the joint venture. The Company also made a preferred equity contribution of $22,734. The Company receives an annual return of 8.0% on its preferred equity, which has a distribution preference over common equity.

On April 26, 2018, the Company purchased its joint venture partner's 95% interest in the WCOT Self Storage LLC joint venture, which owned 14 stores. The partner's interest was purchased for $115,797 and the existing joint venture loan of $87,500. Subsequent to this acquisition, the Company owned 100% of the joint venture and the related stores which are consolidated in the Company's financial statements.

On February 2, 2018, the Company and Teachers REA II LLC ("TIAA") entered into the "Third Amendment to Amended and Restated Limited Liability Company Agreement of Storage Portfolio I LLC" (the "Amendment"). The Amendment was deemed effective as of January 1, 2018. Under the Amendment, the Company's capital percentage in Storage Portfolio I LLC ("SP I") increased from 25.0% to 34.0%, and its excess profit participation percentage increased from 40.0% to 49.0%, among other changes. Additionally, SP I refinanced its mortgage loan and the Company received a financing distribution of $47,944,

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

which was recorded as a reduction in the Company's investment in SP I. The Company continues to account for its investment in SP I under the equity method of accounting.

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

Following is a tabular comparison of the assets and liabilities the Company has recorded as a result of its involvement with the Trusts to the maximum exposure to loss the Company is subject to as a result of such involvement as of September 30, 2018:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$36,083	$1,083	$35,000	$—
Trust II	20,619	619	20,000	—
Trust III	41,238	1,238	40,000	—
	97,940	$2,940	$95,000	$—
Unamortized debt issuance costs	(2,053)
	$95,887

On September 28, 2018, the Operating Partnership repaid $21,650 of principal amount of notes payable to Trust II.

The Company had no consolidated VIEs during the three and nine months ended September 30, 2018.

8.	DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $19,640 will be reclassified as a decrease to interest expense.

The Company held 29 derivative financial instruments which had a total combined notional amount of $2,156,475 as of September 30, 2018.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:	Fair Value
Other assets	$75,293	$38,365
Other liabilities	$—	$9

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended September 30,
Type	2018	2017		2018	2017
Swap Agreements	$8,325	$(787)	Interest Expense	$2,561	$(1,572)

	Gain (loss) recognized in OCI For the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Nine Months Ended September 30,
Type	2018	2017		2018	2017
Swap Agreements	$41,610	$(6,474)	Interest expense	$4,684	$(7,497)

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was immaterial. As of September 30, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2018, it could have been required to cash settle its obligations under the agreements at their termination value.

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of September 30, 2018 was approximately 10.75 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

Additionally, the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended September 30, 2018.

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750, and costs incurred to issue the 2013 Notes were approximately $1,672. These costs were amortized as an adjustment to interest expense over five years, which represented the estimated term based on the first available redemption date. The 2013 Notes bore interest at 2.375% per annum and contained an exchange settlement feature. On or after July 5, 2018, the Operating Partnership could redeem the 2013 Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the 2013 Notes. The Operating Partnership redeemed all remaining outstanding 2013 Notes on July 5, 2018.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the 2013 Notes and 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discounts are amortized as interest expense over the remaining period of the debt through its first redemption date: July 1, 2018 for the 2013 Notes, and October 1, 2020 for the 2015 Notes. The effective interest rate on the liability components of both the 2013 Notes and the 2015 Notes is 4.0%, which approximated the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the Company’s 2013 Notes and 2015 Notes, including the total carrying amounts of the equity components, the principal amounts of the liability components, the unamortized discounts and the net carrying amounts was as follows for the periods indicated:

	September 30, 2018	December 31, 2017
Carrying amount of equity component - 2013 Notes	$—	$—
Carrying amount of equity component - 2015 Notes	22,597	22,597
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2013 Notes	$—	$49,259
Principal amount of liability component - 2015 Notes	575,000	575,000
Unamortized discount - equity component - 2013 Notes	—	(315)
Unamortized discount - equity component - 2015 Notes	(9,579)	(12,974)
Unamortized cash discount - 2013 Notes	—	(74)
Unamortized debt issuance costs	(4,808)	(6,620)
Net carrying amount of liability components	$560,613	$604,276

The amount of interest cost recognized relating to the contractual interest rates and the amortization of the discounts on the liability components of the Notes were as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest	$4,492	$4,785	$13,614	$14,519
Amortization of discount	1,140	1,268	3,525	3,827
Total interest expense recognized	$5,632	$6,053	$17,139	$18,346

Repurchases of 2013 Notes

During the nine months ended September 30, 2018, the Company repurchased a total principal amount of $49,259 of the 2013 Notes, which represented all of the remaining principal amount outstanding. The Company paid cash of $80,270 for the total of the principal amount and the exchange value in excess of the principal amount.

During the nine months ended September 30, 2017, the Company repurchased a total principal amount of $13,786 of the 2013 Notes. The Company paid cash of $19,853 for the total principal amount and the exchange value in excess of the principal amount.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

	For the Nine Months Ended September 30,
	2018	2017
Principal amount repurchased	$49,259	$13,786
Amount allocated to:
Extinguishment of liability component	$49,019	$13,568
Reacquisition of equity component	31,251	6,285
Total consideration paid for repurchase	$80,270	$19,853
Exchangeable senior notes repurchased	$49,259	$13,786
Extinguishment of liability component	(49,019)	(13,568)
Discount on exchangeable senior notes	(230)	(183)
Related debt issuance costs	(10)	(35)
Gain/(loss) on repurchase	$—	$—

10.	STOCKHOLDERS’ EQUITY

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

During the three and nine months ended September 30, 2018, the Company sold 343,251 shares of common stock under its "at the market" equity program at an average sales price of $99.75 per share, resulting in net proceeds of $33,780. As of September 30, 2018, the Company had $315,135 available for issuance under the current equity distribution agreements.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of September 30, 2018, the noncontrolling interests represented by Operating Partnership preferred units consisted of the following:

Series A Units	875,480
Series B Units	1,676,087
Series C Units	704,016
Series D Units	3,682,521

At September 30, 2018 and December 31, 2017, the noncontrolling interests represented by the Preferred Operating Partnership Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units.

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

In December 2014, the Operating Partnership loaned certain holders of the Series C Units $20,230. The notes receivable, which are collateralized by the Series C Units, bear interest at 5.0% per annum and mature on December 15, 2024. The Series C Units are shown on the balance sheet net of the loan balance of $19,735 as of September 30, 2018 and $20,230 as of December 31, 2017, because the borrower under the loan receivable is also the holder of the Series C Units.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have been issued at various times from 2014 to 2017. The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $92,063. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 91.0% ownership interest in the Operating Partnership as of September 30, 2018. The remaining ownership interests in the Operating Partnership (including Preferred Operating Partnership units) of 9.0% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2018, the ten-day average closing price of the Company's common stock was $87.17 and there were 5,631,138 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2018 and the Company elected to pay the OP Unit holders cash, the Company would have paid $490,866 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2018	2017
OP Units redeemed for common stock	25,000	—
OP Units redeemed for cash	30,000	33,896
Cash paid for OP Units redeemed	$2,558	$2,510
OP Units issued in conjunction with acquisitions	21,768	25,520
Value of OP Units issued in conjunction with acquisitions	$1,877	$2,000

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

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of September 30, 2018. One joint venture owns two operating stores in Texas and an operating store in Colorado, and the other joint venture owns one operating property in Pennsylvania and one development property in New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. The prior periods have been restated to conform to the current presentation. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Self-Storage Operations	$266,728	$248,589	$772,742	$720,878
Tenant Reinsurance	30,105	25,882	85,660	73,050
Total segment revenues	$296,833	$274,471	$858,402	$793,928

Operating expenses:
Self-Storage Operations	$73,652	$70,430	$219,488	$204,370
Tenant Reinsurance	7,720	6,272	18,798	13,996
Total segment operating expenses	$81,372	$76,702	$238,286	$218,366

Net operating income:
Self-Storage Operations	$193,076	$178,159	$553,254	$516,508
Tenant Reinsurance	22,385	19,610	66,862	59,054
Total segment net operating income:	$215,461	$197,769	$620,116	$575,562

Other components of net income (loss):
Property management fees and other income	10,120	9,685	30,849	29,239
General and administrative expense	(19,707)	(19,498)	(62,822)	(60,171)
Depreciation and amortization expense	(52,283)	(48,075)	(155,924)	(144,139)
Gain/(loss) on real estate transactions and impairment of real estate	30,807	—	30,807	(6,019)
Interest expense	(45,926)	(39,766)	(130,239)	(113,192)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(1,140)	(1,268)	(3,525)	(3,827)
Interest income	1,371	1,401	3,997	5,201
Equity in earnings of unconsolidated real estate ventures	3,622	3,990	10,648	11,407
Income tax expense	(2,638)	(3,163)	(6,077)	(9,154)
Net income	$139,687	$101,075	$337,830	$284,907

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

16.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2018, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of September 30, 2018, the Company was under agreement to acquire 13 stores at a total purchase price of $161,356. Of these stores, seven are scheduled to close in 2018 at a purchase price of $91,433, five are scheduled to close in 2019 at a purchase price of $59,395, and one is scheduled to close thereafter at a purchase price of $10,528. Additionally, the Company is under agreement to acquire 18 stores with joint venture partners, for a total investment of $62,490. Twelve of these stores are scheduled to close in 2018 and the remaining six stores are expected to close thereafter.

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
17.     SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company purchased three stores located in California and Georgia for a total purchase price of $31,900. These acquisitions are included in the amounts shown in the commitments and contingencies footnote.

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

PROPERTIES

As of September 30, 2018, we owned or had ownership interests in 1,099 operating stores. Of these stores, 872 are wholly-owned, four are in consolidated joint ventures, and 223 are in unconsolidated joint ventures. In addition, we managed an additional 507 stores for third parties bringing the total number of stores which we own and/or manage to 1,606. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of September 30, 2018, approximately 915,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2018, the average length of stay was approximately 15.0 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.21 for the three months ended September 30, 2018, compared to $15.75 for the three months ended September 30, 2017. Average annual rent per square foot for new leases was $17.77 for the three months ended September 30, 2018, compared to $16.87 for the three months ended September 30, 2017. The average discount, as a percentage of rental revenues, at all stabilized properties during these periods was 4.5% and 3.8%, respectively.

Our store portfolio is made up of different types of construction and building configurations depending on the site and the municipality where it is located. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	September 30, 2018
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,518	1	75,526	12	795,719	21	1,428,763
Arizona	23	1,622,847	7	466,936	9	670,316	39	2,760,099
California	144	11,343,815	53	3,752,994	60	5,660,581	257	20,757,390
Colorado	15	1,004,050	2	186,253	25	1,746,498	42	2,936,801
Connecticut	7	526,028	7	596,366	2	135,514	16	1,257,908
Delaware	—	—	1	76,765	1	69,269	2	146,034
Florida	86	6,599,179	20	1,557,318	68	4,921,766	174	13,078,263
Georgia	57	4,362,220	3	275,245	15	1,130,576	75	5,768,041
Hawaii	9	603,185	—	—	7	404,404	16	1,007,589
Illinois	31	2,397,176	5	371,836	24	1,665,538	60	4,434,550
Indiana	15	948,611	1	56,926	10	649,526	26	1,655,063
Kansas	1	50,199	2	108,770	1	70,420	4	229,389
Kentucky	11	834,088	1	51,048	4	312,556	16	1,197,692
Louisiana	2	150,555	—	—	1	132,745	3	283,300
Maryland	32	2,561,257	7	530,418	22	1,575,660	61	4,667,335
Massachusetts	44	2,716,881	9	560,218	5	304,991	58	3,582,090
Michigan	7	561,999	4	314,069	1	102,291	12	978,359
Minnesota	3	154,203	—	—	5	303,989	8	458,192
Mississippi	3	215,912	—	—	4	255,730	7	471,642
Missouri	5	332,141	2	119,575	7	451,411	14	903,127
Nebraska	—	—	—	—	2	128,103	2	128,103
Nevada	14	1,042,087	4	472,751	6	772,832	24	2,287,670
New Hampshire	2	135,810	2	84,005	1	46,301	5	266,116
New Jersey	59	4,709,713	17	1,244,535	7	547,312	83	6,501,560
New Mexico	11	720,655	3	163,410	4	335,585	18	1,219,650
New York	23	1,732,868	11	857,293	14	737,484	48	3,327,645
North Carolina	18	1,319,001	3	214,795	17	1,326,600	38	2,860,396
Ohio	17	1,305,110	5	325,327	4	253,354	26	1,883,791
Oklahoma	—	—	—	—	18	1,497,876	18	1,497,876
Oregon	6	399,442	4	281,393	5	302,255	15	983,090
Pennsylvania	17	1,285,395	7	508,266	18	1,296,018	42	3,089,679
Rhode Island	2	130,846	—	—	1	84,665	3	215,511
South Carolina	23	1,752,120	6	415,793	16	1,205,343	45	3,373,256
Tennessee	17	1,421,136	12	802,125	12	910,827	41	3,134,088
Texas	99	8,539,134	10	705,556	61	4,909,889	170	14,154,579
Utah	10	707,771	—	—	10	713,894	20	1,421,665
Virginia	46	3,669,884	7	563,763	13	914,953	66	5,148,600
Washington	8	591,359	1	57,170	3	209,002	12	857,531
Washington, DC	1	99,664	1	104,382	1	73,237	3	277,283
Wisconsin	—	—	5	494,596	3	242,407	8	737,003
Puerto Rico	—	—	—	—	8	914,108	8	914,108
Totals	876	67,103,859	223	16,395,423	507	38,781,545	1,606	122,280,827

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2018 and 2017

Overview
Results for the three and nine months ended September 30, 2018 included the operations of 1,099 stores (872 wholly-owned, four in consolidated joint ventures, and 223 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2017, which included the operations of 1,028 stores (844 wholly-owned, two in a consolidated joint venture, and 182 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues:
Property rental	$266,728	$248,589	$18,139	7.3%	$772,742	$720,878	$51,864	7.2%
Tenant reinsurance	30,105	25,882	4,223	16.3%	85,660	73,050	12,610	17.3%
Management fees and other income	10,120	9,685	435	4.5%	30,849	29,239	1,610	5.5%
Total revenues	$306,953	$284,156	$22,797	8.0%	$889,251	$823,167	$66,084	8.0%

Property Rental—The increase in property rental revenues for the three and nine months ended September 30, 2018 was primarily the result of increases in rental rates at our stabilized stores and revenues from newly-acquired stores. Increases of $17,063 and $42,072 for the three and nine months ended September 30, 2018, respectively, were attributable to store acquisitions completed in 2018 and 2017. We acquired 28 stores during the nine months ended September 30, 2018 and 46 stores during the year ended December 31, 2017. Increases of $7,662 and $27,940 for the three and nine months ended September 30, 2018, respectively, were due to rental rate increases for new and existing customers at our stabilized stores. These increases were partially offset by decreases of $7,476 and $21,088 for the three and nine months ended September 30, 2018, respectively, due to property sales. During 2017, 36 stores were sold to a joint venture in which we hold a ten percent interest.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in additional coverages provided to tenants and an increase in the number of stores operated. We operated 1,606 stores at September 30, 2018 compared to 1,513 stores at September 30, 2017.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Expenses:
Property operations	$73,652	$70,430	$3,222	4.6%	$219,488	$204,370	$15,118	7.4%
Tenant reinsurance	7,720	6,272	1,448	23.1%	18,798	13,996	4,802	34.3%
General and administrative	19,707	19,498	209	1.1%	62,822	60,171	2,651	4.4%
Depreciation and amortization	52,283	48,075	4,208	8.8%	155,924	144,139	11,785	8.2%
Total expenses	$153,362	$144,275	$9,087	6.3%	$457,032	$422,676	$34,356	8.1%

Property Operations—The increases in property operations expense during the three and nine months ended September 30, 2018 were due primarily to increases of $5,617 and $14,341, respectively, related to store acquisitions completed in 2018 and 2017. We acquired 28 stores during the nine months ended September 30, 2018 and 46 stores during the year ended December 31, 2017. An additional increase of $6,791 was related to increases in expenses at stabilized stores during the nine months ended September 30, 2018. These increases were partially offset by decreases of $2,310 and $6,730 for the three and nine months ended September 30, 2018, respectively, due to property sales.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change was due primarily to an increase in the number of stores we owned and/or managed and an increase in water and pest claims.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses that contributed to the change in general and administrative expenses.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 28 stores during the nine months ended September 30, 2018 and 46 stores during the year ended December 31, 2017.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income and expenses:
Gain (loss) on real estate transactions and impairment of real estate	$30,807	$—	$30,807	100.0%	$30,807	$(6,019)	$36,826	(611.8)%
Interest expense	(45,926)	(39,766)	(6,160)	15.5%	(130,239)	(113,192)	(17,047)	15.1%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,140)	(1,268)	128	(10.1)%	(3,525)	(3,827)	302	(7.9)%
Interest income	1,371	1,401	(30)	(2.1)%	3,997	5,201	(1,204)	(23.1)%
Equity in earnings of unconsolidated real estate ventures	3,622	3,990	(368)	(9.2)%	10,648	11,407	(759)	(6.7)%
Income tax expense	(2,638)	(3,163)	525	(16.6)%	(6,077)	(9,154)	3,077	(33.6)%
Total other income (expense), net	$(13,904)	$(38,806)	$24,902	(64.2)%	$(94,389)	$(115,584)	$21,195	(18.3)%

Gain (Loss) on Real Estate Transactions and Impairment of Real Estate—During the three and nine months ended September 30, 2018, we recorded $30,671 related to a gain on the sale of one property in California. During the nine months ended September 30, 2017, we recorded an impairment loss of $6,019 relating to one parcel of land held for sale and an additional two parcels of undeveloped land where the carrying value was greater than the fair value.

Interest Expense—The increases in interest expense during the three and nine months ended September 30, 2018 were primarily the result of an overall increase in interest rate and total debt during each period when compared to the same periods in the prior year. The average interest rate on our total fixed- and variable-rate debt at September 30, 2018 was 3.5%, compared to 3.3% as of September 30, 2017. Additionally, the total face value of our debt, including our lines of credit, was $4,803,360 at September 30, 2018 compared to $4,362,400 at September 30, 2017.

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

Income Tax Expense—For the three and nine months ended September 30, 2018, the decrease in income tax expense relates primarily to a lower tax rate from 35% to 21% due to the Tax Cuts and Jobs Act of 2017.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$130,418	$93,764	$313,827	$263,052

Adjustments:
Real estate depreciation	48,673	43,303	144,018	127,729
Amortization of intangibles	1,835	2,316	6,427	11,164
(Gain)/loss on real estate transactions and impairment of real estate	(30,807)	—	(30,807)	6,019
Unconsolidated joint venture real estate depreciation and amortization	1,781	1,429	4,931	4,267
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,716)	(2,547)
Income allocated to Operating Partnership noncontrolling interests	9,269	7,363	24,003	21,928
Funds from operations attributable to common stockholders and unit holders	$160,597	$147,603	$460,683	$431,612

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 783 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
Same-store rental revenues	$244,051	$236,408	3.2%	$715,970	$687,418	4.2%
Same-store operating expenses	65,799	63,911	3.0%	198,199	188,888	4.9%
Same-store net operating income	$178,252	$172,497	3.3%	$517,771	$498,530	3.9%
Same-store square foot occupancy as of quarter end	93.9%	93.7%		93.9%	93.7%
Properties included in same-store	783	783		783	783

Same-store revenues for the three and nine months ended September 30, 2018 increased due to higher rental rates for both new and existing customers and were partially offset by increased discounts. Expenses were higher for the three months ended September 30, 2018, primarily due to increases in property taxes, marketing and insurance. Expenses were higher for the nine months ended September 30, 2018, primarily due to increases in property taxes, payroll and benefits and marketing. Four stores were removed from the same-store pool during the three months ended September 30, 2018, due to one disposition and three redevelopment/expansion projects of sufficient scale to require removal from the same-store pool per our same-store pool definition.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$139,687	$101,075	$337,830	$284,907
Adjusted to exclude:
Loss (gain) on real estate transactions and impairment of real estate	(30,807)	—	(30,807)	6,019
Equity in earnings of unconsolidated joint ventures	(3,622)	(3,990)	(10,648)	(11,407)
Interest expense	47,066	41,034	133,764	117,019
Depreciation and amortization	52,283	48,075	155,924	144,139
Income tax expense	2,638	3,163	6,077	9,154
General and administrative (includes stock compensation)	19,707	19,498	62,822	60,171
Management fees, other income and interest income	(11,491)	(11,086)	(34,846)	(34,440)
Net tenant reinsurance	(22,385)	(19,610)	(66,862)	(59,054)
Non same store revenue	(22,677)	(12,181)	(56,772)	(33,460)
Non same store expense	7,853	6,519	21,289	15,482
Total same store NOI	$178,252	$172,497	$517,771	$498,530

Same-store rental revenues	$244,051	$236,408	$715,970	$687,418
Same-store operating expenses	65,799	63,911	198,199	188,888
Same-store net operating income	$178,252	$172,497	$517,771	$498,530

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2018, we had $45,378 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2018 and 2017, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of September 30, 2018, we had $4,803,360 face value of debt, resulting in a debt to total enterprise value ratio of 29.1%. As of September 30, 2018, the ratio of total fixed-rate debt and other instruments to total debt was 74.4% (including $2,168,575 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2018 was 3.5%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2018.

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

CASH FLOWS

Cash flows provided by operating activities were $529,027 and $449,629 for the nine months ended September 30, 2018 and 2017, respectively. Cash flows from operating activities were higher primarily due to an increase of $52,923 in net income during the nine months ended September 30, 2018, which was partially offset by the add back of a non-cash gain on real estate transactions and impairment of real estate of $36,826. There were also increases of $21,252 in the change in accounts payable and accrued expenses and $14,664 in the change in other assets when compared with the nine months ended September 30, 2017.

Cash used in investing activities was $317,029 and $84,351, for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to an increase in cash paid for the acquisition of real estate assets of $207,971 during the nine months ended September 30, 2018 when compared to the prior year. We purchased 28 stores during the nine months ended September 30, 2018, compared to 9 stores purchased during the nine months ended September 30, 2017.

Cash used in financing activities was $231,459 and $342,011 for the nine months ended September 30, 2018 and 2017, respectively. The change related primarily to a decrease in principal payments on notes payable and revolving lines of credit of $232,205 when compared to the same period in the prior year. This decrease was partially offset by an increase in cash paid for the repurchase of our 2013 exchangeable senior notes of $60,544, a decrease of $49,784 in proceeds from notes payable and revolving lines of credit, and an increase of $21,650 for principal payments on notes payable to trusts during the nine months ended September 30, 2018 when compared to the prior year.

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
As of September 30, 2018, we had $4.8 billion in total face value of debt, of which $1.2 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by $12.3 million annually.
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

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 6, 2018	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2018	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)