Form 10-K
period 2018-12-31
Extra Space Storage Inc.
filed 2019-02-26
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
2795 East Cottonwood Parkway, Suite 300
Salt Lake City, Utah 84121
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (801) 365-4600
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the common stock held by non-affiliates of the registrant was $12,155,910,603 based upon the closing price on the New York Stock Exchange on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 19, 2019 was 127,298,501.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2018

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
We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2018 we owned and/or operated 1,647 stores in 39 states, Washington, D.C. and Puerto Rico, comprising approximately 125.7 million square feet of net rentable space in approximately 1.2 million units.
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
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.extraspace.com, or by contacting our Secretary at our principal offices, which are located at 2795 East Cottonwood Parkway, Suite 300, Salt Lake City, Utah 84121, telephone number (801) 365-4600.
Management
Members of our executive management team have significant experience in all aspects of the self-storage industry. Our executive management team and their years of industry experience are as follows: Joseph D. Margolis, Chief Executive Officer, 14 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 18 years; Samrat Sondhi, Executive Vice President and Chief Operating Officer, 15 years; Gwyn McNeal, Executive Vice President and Chief Legal Officer, 13 years; James Overturf, Executive Vice President and Chief Marketing Officer, 20 years.
Our executive management team and board of directors have an ownership position in the Company with executive officers and directors owning approximately 4,120,722 shares or 3.2% of our outstanding common stock as of February 19, 2019.
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
Our research has shown that tenants choose a store based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for stores. A store’s price, perceived security, cleanliness, and the general professionalism of the store managers and staff are also contributing factors to a store’s ability to successfully secure rentals. Although most stores are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.
The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March.
Since inception in the early 1970’s, the self-storage industry has experienced significant growth. The self-storage industry has also seen increases in occupancy over the past several years. According to the Self-Storage Almanac (the “Almanac”), in 2013, the national average physical occupancy rate was 87.8% of net rentable square feet, compared to an average physical occupancy rate of 91.7% in 2018.
The industry is also characterized by fragmented ownership. According to the Almanac, as of the end of 2018, the top ten self-storage companies in the United States operated approximately 15.2% of the total U.S. stores, and the top 50 self-storage companies operated approximately 18.4% of the total U.S. stores. We believe this fragmentation will contribute to continued consolidation at some level in the future.
We believe that we are well positioned to compete for acquisitions. Recently we have encountered competition when we have sought to acquire existing operating stores, especially for brokered portfolios. Competitive bidding practices have been commonplace between both public and private entities, and this will likely continue.
We are the second largest self-storage operator in the United States. We are one of five public self-storage REITs along with CubeSmart, Life Storage, National Storage Affiliates and Public Storage.
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
Acquire self-storage stores
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
In addition to the pursuit of stabilized stores, we develop stores from the ground up and provide the construction capital. We also purchase stores at the completion of construction from third party developers, who build to our specifications. These stores purchased at completion of construction (a "Certificate of Occupancy store"), create additional long term value for our stockholders. We are typically able to acquire these assets at a lower price than a stabilized store, and expect greater long term returns on these stores on average. However, in the short term, these acquisitions cause dilution to our earnings during the two-to-four year period required to lease up the Certificate of Occupancy stores. We expect that this trend will continue in 2019 as we continue to acquire Certificate of Occupancy stores.
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

Financing of Our Long-Term Growth Strategies
Acquisition and Development Financing
As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. Consequently, we require access to additional sources of capital to fund our growth. We expect to maintain a flexible approach to financing growth. We plan to finance future acquisitions through a diverse capital optimization strategy which includes but is not limited to: cash generated from operations, borrowings under our revolving lines of credit (the "Credit Lines"), secured and unsecured financing, equity offerings, joint ventures and the sale of stores.
Credit Lines - We have two credit lines which we primarily use as short term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2018, our Credit Lines had available capacity of $790.0 million, of which $709.0 million was undrawn.
Secured and Unsecured Debt - Historically, we had primarily used traditional secured mortgage loans to finance store acquisitions and development efforts. More recently, we obtain unsecured bank term loans and issue unsecured private placement bonds. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2018, we had $2.9 billion of secured notes payable and $1.9 billion of unsecured notes payable outstanding compared to $2.8 billion of secured notes payable and $1.7 billion of unsecured notes payable outstanding as of December 31, 2017.
Equity - We have an active "at the market" (ATM) program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2018, we issued 933,789 shares of common stock through our ATM program and received net proceeds of approximately $90.5 million. No shares were issued under the ATM program during the year ended December 31, 2017.
We view equity interests in our Operating Partnership as another source of capital that can provide an attractive tax planning opportunity to sellers of real estate. We issue common and preferred Operating Partnership units to sellers in certain acquisitions. Common Operating Partnership units receive distributions equal to the dividends on common stock, while preferred Operating Partnership units receive distributions at various negotiated rates. We may issue additional units in the future when circumstances are favorable.
Joint Venture Financing - As of December 31, 2018, we owned 233 of our stores through joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We generally manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture, but do not control the joint ventures.
Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial or investment conditions. For the years ended December 31, 2018 and 2017, we sold one store to a third party for approximately $40.2 million and 36 stores to a new joint venture with an existing partner for $295.0 million, respectively.

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
Employees
As of December 31, 2018, we had 3,624 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other sensitive information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. While, to date, we have not experienced a material security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability claims or regulatory penalties and have a material adverse effect on our business and results of operations.
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
As of December 31, 2018, we held interests in 233 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
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
As of December 31, 2018, we had approximately $4.9 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our net taxable income each year.
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
As of December 31, 2018, we had approximately $4.9 billion of debt outstanding, of which approximately $1.3 billion, or 25.9% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 3.9% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.

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
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under the 2017 Tax Legislation (defined below), such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock of REITs, including our stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our stores.
Possible legislative or other actions affecting REITs could adversely affect our stockholders.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service ("IRS") and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us in ways we cannot predict. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

The federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include:

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

Many of these changes that are applicable to us are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation was unclear in many respects and could still be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is still unclear how these U.S. federal income tax changes could affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial in the future. We continue to work with our tax advisors to determine the full impact that the 2017 Tax Legislation as a whole will have on us.
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
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal corporate income tax on our taxable income;

•	we also could be subject to the U.S. Federal alternative minimum income tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following a year during which we were disqualified.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our gross income and the owners of our stock. Our ability to satisfy the asset tests depends upon our analysis of the fair market value of our assets, some of which are not susceptible to precise determination, and for which we will not obtain independent appraisals. Our ability to satisfy the income tests depends on the sources and amounts of our gross income, which we may not be able to control. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains, and we will be subject to U.S. federal corporate income tax to the extent we distribute less than 100% of our net taxable income including capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although we believe that we have been organized and have operated in a manner that is intended to allow us to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.
We will pay some taxes, reducing cash available for stockholders.
Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages stores for our joint ventures and stores owned by third parties. We, jointly with Extra Space Management, Inc., elected to treat Extra Space Management, Inc. as a taxable REIT subsidiary (“TRS”) of our Company for U.S. federal income tax purposes. A TRS is subject to U.S. federal corporate income tax on its taxable income. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to U.S. federal income tax and state insurance premiums tax, and pays certain insurance royalties to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we do not intend to sell stores as a dealer, the IRS could take a contrary position. To the extent that we are, or our TRS is, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
As of December 31, 2018, we owned or had ownership interests in 1,111 operating stores. Of these stores, 878 are wholly-owned, four are in consolidated joint ventures, and 229 are in unconsolidated joint ventures. In addition, we managed an additional 536 stores for third parties bringing the total number of stores which we own and/or manage to 1,647. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
29
2%
California
261
16%
Mtn West
148
9%
Texas
173
10%
Midwest
201
12%
Southeast
196
12%
Northeast
260
16%
Mid-Atlantic
175
11%
Florida & P.R.
188
11%
Hawaii
16
1%
EXR Presence
No Presence

As of December 31, 2018, approximately 910,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2018, the average length of stay was approximately 15.1 months.
The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.16 for the year ended December 31, 2018, compared to $15.58 for the year ended December 31, 2017. Average annual rent per square foot for new leases was $17.65 for the year ended December 31, 2018, compared to $16.58 for the year ended December 31, 2017. The average discounts, as a percentage of rental revenues, during these periods were 4.1% and 4.0%, respectively.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.
The following table presents additional information regarding net rentable square feet and the number of stores by state:

	As of December 31, 2018
	REIT Owned		JV Owned		Managed		Total
Location	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,383	1	75,526	12	809,208	21	1,442,117
Arizona	23	1,622,247	7	467,395	10	788,388	40	2,878,030
California	146	11,419,502	53	3,754,066	62	5,623,178	261	20,796,746
Colorado	15	1,005,995	2	186,168	26	1,859,523	43	3,051,686
Connecticut	7	526,713	7	600,841	3	199,708	17	1,327,262
Delaware	—	—	1	76,945	1	69,254	2	146,199
Florida	86	6,598,217	22	1,715,503	72	5,418,773	180	13,732,493
Georgia	59	4,544,661	5	431,377	14	1,062,676	78	6,038,714
Hawaii	9	603,250	—	—	7	402,516	16	1,005,766
Illinois	31	2,398,915	5	371,543	26	1,834,470	62	4,604,928
Indiana	15	949,530	1	57,046	12	766,715	28	1,773,291
Kansas	1	49,999	2	108,370	1	70,120	4	228,489
Kentucky	11	834,018	1	51,128	4	311,898	16	1,197,044
Louisiana	2	150,555	—	—	1	131,995	3	282,550
Maryland	32	2,564,091	7	530,328	22	1,581,031	61	4,675,450
Massachusetts	45	2,843,567	9	560,381	6	402,796	60	3,806,744
Michigan	7	559,079	4	313,045	1	102,291	12	974,415
Minnesota	4	285,098	—	—	5	303,649	9	588,747
Mississippi	3	215,912	—	—	4	254,530	7	470,442
Missouri	5	332,116	2	119,275	8	577,913	15	1,029,304
Nebraska	—	—	—	—	2	128,103	2	128,103
Nevada	14	1,038,222	4	472,751	6	772,832	24	2,283,805
New Hampshire	2	136,165	2	83,685	1	61,435	5	281,285
New Jersey	59	4,630,753	17	1,244,725	8	629,755	84	6,505,233
New Mexico	11	720,605	3	163,710	6	523,471	20	1,407,786
New York	23	1,741,030	11	856,868	14	742,747	48	3,340,645
North Carolina	18	1,319,821	4	291,943	19	1,479,320	41	3,091,084
Ohio	17	1,305,735	5	326,227	4	255,628	26	1,887,590
Oklahoma	—	—	—	—	19	1,573,991	19	1,573,991
Oregon	6	399,492	4	281,203	7	439,741	17	1,120,436
Pennsylvania	17	1,286,132	7	508,876	19	1,359,775	43	3,154,783
Rhode Island	2	130,746	—	—	1	84,665	3	215,411
South Carolina	23	1,756,491	7	476,743	16	1,219,142	46	3,452,376
Tennessee	17	1,418,743	12	802,700	12	914,343	41	3,135,786
Texas	99	8,519,456	10	705,702	64	5,164,198	173	14,389,356
Utah	10	709,291	—	—	11	801,250	21	1,510,541
Virginia	46	3,678,403	7	564,463	14	1,006,459	67	5,249,325
Washington	8	591,323	1	57,405	3	209,002	12	857,730
Washington, DC	1	99,664	1	104,070	2	139,173	4	342,907
Wisconsin	—	—	5	494,325	3	297,281	8	791,606
Puerto Rico	—	—	—	—	8	915,084	8	915,084
Totals	882	67,542,920	229	16,854,333	536	41,288,027	1,647	125,685,280

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
Item 4.     Mine Safety Disclosures
Not Applicable.
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded under the symbol “EXR” on the New York Stock Exchange ("NYSE") since our IPO on August 17, 2004. On February 19, 2019, the closing price of our common stock as reported by the NYSE was $99.11. At February 19, 2019, we had 362 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities

In November 2017, our board of directors authorized a three-year share repurchase program to allow us to acquire shares in aggregate up to $400.0 million. We expect to acquire shares through open market or privately negotiated transactions. There have been no repurchases since the inception of this plan.
Unregistered Sales of Equity Securities
All unregistered sales of equity securities during the year ended December 31, 2018 have previously been disclosed in filings with the SEC.
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

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Total revenues	$1,196,604	$1,105,009	$991,875	$782,270	$647,155
Income from operations (1)	$619,703	$654,394	$458,303	$296,157	$268,183
Earnings per share - basic	$3.29	$3.79	$2.92	$1.58	$1.54
Earnings per share - diluted	$3.27	$3.76	$2.91	$1.56	$1.53
Cash dividends paid per common share	$3.36	$3.12	$2.93	$2.24	$1.81
Other Data
Acquisitions - Wholly Owned	$457,617	$627,462	$1,086,645	$1,606,509	$563,670
Acquisitions - Joint Venture	63,723	15,094	34,199	21,529	—
Total	$521,340	$642,556	$1,120,844	$1,628,038	$563,670

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data
Total assets	$7,847,978	$7,460,953	$7,091,446	$6,071,407	$4,381,987
Total notes payable, notes payable to trusts, exchangeable senior notes and revolving lines of credit, net(2)	$4,811,515	$4,554,217	$4,306,223	$3,535,621	$2,349,764
Noncontrolling interests	$371,698	$373,056	$351,274	$283,527	$174,558
Total stockholders' equity	$2,413,724	$2,350,751	$2,244,892	$2,089,077	$1,737,425
Other Data
Net cash provided by operating activities	$677,795	$597,375	$539,263	$367,329	$337,581
Net cash used in investing activities(3)	$(443,898)	$(353,079)	$(1,048,889)	$(1,626,946)	$(561,154)
Net cash provided by financing activities	$(247,251)	$(215,994)	$460,831	$1,286,471	$148,307

(1)
The adoption of FASB ASU 2017-01 on January 1, 2017, has resulted in a decrease in acquisition related costs as our acquisition of operating stores are considered asset acquisitions rather than business combinations.

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

(3)
In connection with our adoption of FASB ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," on January 1, 2018, we began including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prior year amounts have been reclassified to conform to the current period's presentation.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Risk Factors.” Dollar amounts in thousands, except share and per share data.
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
As of December 31, 2018, we had no consolidated VIEs. Additionally, our Operating Partnership has notes payable to one trust that is considered a VIE. Since the Operating Partnership is not the primary beneficiary of the trust, this VIE is not consolidated.
REAL ESTATE ASSETS: We account for the acquisition of stores, including by merger and other acquisitions of real estate, in accordance with ASC 805-10, "Business Combinations." We use our judgment to determine if assets acquired meet the definition of a business or if the acquisition should be considered an asset acquisition subsequent to our January 1, 2017 adoption of ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business." We must make significant assumptions and estimates in determining the fair value of the tangible and intangible assets and liabilities acquired and consideration transferred. These assumptions and estimates require judgment, and therefore others could come to materially different conclusions as to the estimated fair values, which could result in differences in depreciation and amortization expense, gains and losses on the sale of real estate assets, and real estate and intangible asset values.
EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2018.
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
We have elected to treat one of our corporate subsidiaries, Extra Space Management, Inc., as a taxable REIT subsidiary (“TRS”). In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. If tax authorities determine that amounts paid by our TRS to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a penalty tax on the excess payments.
RECENT ACCOUNTING PRONOUNCEMENTS: For a discussion of recent accounting pronouncements affecting our business, see Item 8, “Financial Statements and Supplementary Data–Recently Issued Accounting Standards.”
RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Overview

EXTRA SPACE BRANDED STORES

1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
1,647 Total
536
233
878
1,483 Total
422
215
846
2018
2017
Wholly Owned
Joint Venture
Third Party Managed

OCCUPANCY TRENDS – SAME-STORE POOL

95.0%
94.0%
93.0%
92.0%
91.0%
90.0%
94.5%
94.4%
91.6%
91.2%
91.8%
91.9%
January
February
March
April
May
June
July
August
September
October
November
December
2017
2018

*Data for "Same-store" pool of 783 stores

Results for the year ended December 31, 2018 included the operations of 1,111 stores (878 wholly-owned, four in consolidated joint ventures, and 229 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2017, which included the operations of 1,061 stores (846 wholly-owned, one in a consolidated joint venture, and 214 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below.

Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
Revenues:
Property rental	$1,039,340	$967,229	$72,111	7.5%
Tenant reinsurance	115,507	98,401	17,106	17.4%
Management fees and other income	41,757	39,379	2,378	6.0%
Total revenues	$1,196,604	$1,105,009	$91,595	8.3%

Property Rental—The increase in property rental revenues for the year ended December 31, 2018 was primarily the result of an increase of $57,827 associated with acquisitions completed in 2018 and 2017. We acquired 34 stores and opened three new development stores during the year ended December 31, 2018, and acquired 46 stores during the year ended December 31, 2017. Property rental revenue also increased by $36,797 during the year ended December 31, 2018 as a result of increases in rental rates to new and existing customers at our stabilized stores. These increases were partially offset by a decrease of $26,313 from the sale of 36 stores during the year ended December 31, 2017 to a new joint venture with an existing partner. We have a 10% ownership interest in the new joint venture. We sold one additional store during the year ended December 31, 2018.
Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in stores operated, as well as an increase in the average tenant insured value per policy. We operated 1,647 stores at December 31, 2018, compared to 1,483 stores at December 31, 2017.
Management Fees and Other Income—Management fees represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures.
Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
Expenses:
Property operations	$291,695	$271,974	$19,721	7.3%
Tenant reinsurance	25,707	19,173	6,534	34.1%
General and administrative	81,256	78,961	2,295	2.9%
Depreciation and amortization	209,050	193,296	15,754	8.2%
Total expenses	$607,708	$563,404	$44,304	7.9%
Property Operations—The increase in property operations expense consists primarily of an increase of $19,541 related to acquisitions completed in 2018 and 2017. We acquired 34 stores and opened three new development stores during the year ended December 31, 2018 and acquired 46 stores during the year ended December 31, 2017. There was also an increase of $7,495 related to increases in expenses at stabilized stores. These increases were partially offset by a decrease of $8,282 due to property sales.
Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change was due primarily to the increase in the number of stores we owned and/or managed and an increase in the overall average payout on claims.
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

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 34 stores and opened three new development stores during the year ended December 31, 2018, and acquired 46 operating stores during the year ended December 31, 2017.
Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
Other income and expenses:
Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate	$30,807	$112,789	$(81,982)	(72.7)%
Interest expense	(178,436)	(153,511)	(24,925)	16.2%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(4,687)	(5,103)	416	(8.2)%
Interest income	5,292	6,736	(1,444)	(21.4)%
Equity in earnings of unconsolidated real estate ventures	14,452	15,331	(879)	(5.7)%
Income tax expense	(9,244)	(3,625)	(5,619)	155.0%
Total other expense, net	$(141,816)	$(27,383)	$(114,433)	417.9%

Gain on Real Estate Transactions, Earnout on Prior Acquisitions and Impairment of Real Estate— During the year ended December 31, 2018, we sold one store in California and recognized a gain of $30,671 on this transaction. During the year ended December 31, 2017, we sold 36 stores to a new joint venture with an existing partner. We own a 10% ownership interest in the new joint venture. We recognized a total gain of $118,776 related to this transaction. During the year ended December 31, 2017, we also recognized an impairment loss of $6,100 related to three parcels of undeveloped land where the carrying values were greater than the fair values.
Interest Expense—The increase in interest expense during the year ended December 31, 2018 was primarily the result of higher debt balances when compared to the prior year, as well as an increase in the average 30-day LIBOR rate. The total face value of our debt, including our lines of credit, was $4,854,077 at December 31, 2018 compared to $4,601,322 at December 31, 2017. Our average interest rate for fixed and variable rate debt as of December 31, 2018 was 3.5% compared to 3.3% at December 31, 2017.
Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The decrease is related to the repayment in July 2018 of our outstanding exchangeable senior notes due 2013.
Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable and income earned on notes receivable from preferred and common Operating Partnership unit holders.
Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits, as applicable.
Income Tax Expense— The increase in income tax expense relates primarily to the remeasurement of our deferred tax liability balance and valuation allowance during the year ended December 31, 2017 as a result of the 2017 Tax Legislation. The tax benefit recorded from this remeasurement was $8,606 for the year ended December 31, 2017. No similar remeasurement was recorded during the year ended December 31, 2018. Tax expense was recognized at 21% for the year ended December 31, 2018 as opposed to 35% in the prior year. We also generated tax credits from our solar program in the amount of $5,629 in 2018.

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
Acquisition Related Costs and Other—For the year ended December 31, 2016, acquisition related costs represented closing and other transaction costs incurred in connection with our acquisition of operating stores, which were accounted for as business combinations. On January 1, 2017, we adopted the guidance in ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which resulted in our acquisition of operating stores being accounted for as asset acquisitions rather than business combinations. Accordingly, closing and other transaction costs have been capitalized in 2017 as part of the acquisition price for asset acquisitions, rather than being expensed as incurred.
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

Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
Other income and expenses:
Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate	$112,789	$8,465	$104,324	1,232.4%
Interest expense	(153,511)	(133,479)	(20,032)	15.0%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(5,103)	(4,980)	(123)	2.5%
Interest income	6,736	10,998	(4,262)	(38.8)%
Equity in earnings of unconsolidated real estate ventures	15,331	12,895	2,436	18.9%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	—	69,199	(69,199)	(100.0)%
Income tax expense	(3,625)	(15,847)	12,222	(77.1)%
Total other income (expense), net	$(27,383)	$(52,749)	$25,366	(48.1)%

Gain on Real Estate Transactions, Earnout on Prior Acquisitions, and Impairment of Real Estate— During the year ended December 31, 2017, we sold 36 stores to a new joint venture with an existing partner. We have a 10% ownership interest in the new joint venture. We recognized a total gain of $118,776 related to this transaction. During the year ended December 31, 2017, we also recognized an impairment loss of $6,100 related to three parcels of undeveloped land.
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
Interest Expense—The increase in interest expense during the year ended December 31, 2017 was primarily the result of higher debt balances when compared to the prior year as well as an increase in our average interest rate. The total face value of our debt, including our lines of credit, was $4,601,322 at December 31, 2017 compared to $4,363,697 at December 31, 2016. Our average interest rate as of December 31, 2017 was 3.3% compared to 3.0% at December 31, 2016.
Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership.
Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable and income earned on notes receivable from preferred and common Operating Partnership unit holders.
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
FUNDS FROM OPERATIONS
Funds from operations ("FFO") provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of operating stores and impairment write-downs of depreciable real estate assets, plus real estate related depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in the consolidated financial statements. FFO should not be considered a replacement of net income computed in accordance with GAAP.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$415,289	$479,013	$366,127

Adjustments:
Real estate depreciation	193,587	172,660	155,358
Amortization of intangibles	8,340	13,591	20,467
Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate assets	(30,807)	(112,789)	(8,465)
Unconsolidated joint venture real estate depreciation and amortization	7,064	5,489	4,505
Unconsolidated joint venture gain on sale of real estate and purchase of partner's interest[1]	—	—	(69,199)
Distributions paid on Series A Preferred Operating Partnership units	(2,288)	(3,119)	(5,085)
Income allocated to Operating Partnership noncontrolling interests	31,791	35,306	30,962
Funds from operations attributable to common stockholders and unit holders	$622,976	$590,151	$494,670

(1)
Beginning January 1, 2017, the disposition of properties is not considered the disposal of a business due to the adoption of ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business."

SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Our same-store pool for the periods presented consists of 783 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio:

	For the Year Ended December 31,		Percent
	2018	2017	Change
Same-store rental revenues	$958,797	$921,270	4.1%
Same-store operating expenses	262,604	251,853	4.3%
Same-store net operating income	$696,193	$669,417	4.0%

Same-store square foot occupancy as of quarter end	91.8%	91.9%

Properties included in same-store	783	783

Same-store revenues for the year ended ended December 31, 2018 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses were higher for the year ended December 31, 2018, primarily due to increases in property taxes, payroll and benefits and marketing.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2018	2017
Net Income	$447,080	$514,222
Adjusted to exclude:
Gain on real estate transactions, earnout from prior acquisition and impairment of real estate	(30,807)	(112,789)
Equity in earnings of unconsolidated joint ventures	(14,452)	(15,331)
Interest expense	183,123	158,614
Depreciation and amortization	209,050	193,296
Income tax expense	9,244	3,625
General and administrative (includes stock compensation)	81,256	78,961
Management fees, other income and interest income	(47,049)	(46,115)
Net tenant insurance	(89,800)	(79,228)
Non same store revenue	(80,543)	(45,959)
Non same store expense	29,091	20,121
Total same store NOI	$696,193	$669,417

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Our same-store pool for the periods presented consists of 701 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio:

	For the Year Ended December 31,		Percent
	2017	2016	Change
Same-store rental and tenant reinsurance revenues	$831,453	$790,864	5.1%
Same-store operating and tenant reinsurance expenses	224,353	223,173	0.5%
Same-store net operating income	$607,100	$567,691	6.9%

Same-store square foot occupancy as of quarter end	91.9%	91.5%

Properties included in same-store	701	701

Same-store revenues for the year ended ended December 31, 2017 increased due to gains in occupancy and higher rental rates for both new and existing customers. Expenses for the year ended December 31, 2017 were moderately higher primarily due to increases in property taxes and marketing expense offset by decreases in repairs and maintenance and insurance.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2017	2016
Net Income	$514,222	$397,089
Adjusted to exclude:
Gain on real estate transactions, earnout from prior acquisition and impairment of real estate	(112,789)	(8,465)
Equity in earnings of unconsolidated joint ventures	(15,331)	(12,895)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests[1]	—	(69,199)
Acquisition related costs and other[2]	—	12,111
Interest expense	158,614	138,459
Depreciation and amortization	193,296	182,560
Income tax expense	3,625	15,847
General and administrative	78,961	81,806
Management fees, other income and interest income	(46,115)	(50,840)
Net tenant insurance	(79,228)	(71,736)
Non same store revenue	(135,776)	(73,878)
Non same store expense	47,621	26,832
Total same store NOI	$607,100	$567,691

(1)
Beginning January 1, 2017, the disposition of properties is not considered the disposal of a business due to the adoption of ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business."

(2)	Beginning January 1, 2017, acquisition related costs have been capitalized due to the adoption of ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business."

CASH FLOWS

Cash flows from operating activities increased as expected from our continued growth in revenues through rates along with the increase in the number of properties we own and operate. Cash flows used in investing activities relate primarily to our acquisition, development, and sales of stores and investments in unconsolidated real estate ventures, and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	677,795	597,375	539,263
Net cash used in investing activities	(443,898)	(353,079)	(1,048,889)
Net cash (used in) provided by financing activities	(247,251)	(215,994)	460,831

Significant components of net cash flow included:
Net income	447,080	514,222	397,089
Depreciation and amortization	209,050	193,296	182,560
Acquisition and development of new stores	(487,065)	(684,931)	(1,109,802)
Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate	(30,807)	(112,789)	(8,465)
Investment in unconsolidated real estate ventures	(65,500)	(17,944)	(28,241)
Proceeds from the sale of common stock, net of offering costs	90,231	—	123,424
Net proceeds from our debt financing and repayment activities	134,244	217,028	755,720
Dividends paid on common stock	(424,907)	(393,040)	(367,818)

We believe that cash flows generated by operations, along with our existing cash and cash equivalents, the availability of funds under our existing lines of credit, and our access to capital markets will be sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. These cash needs include operating expenses, monthly debt service payments, recurring capital expenditures, acquisitions, building redevelopments and expansions, distributions to unit holders and dividends to stockholders necessary to maintain our REIT qualification.

We expect to generate positive cash flow from operations in 2019, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

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
As of December 31, 2018, we had $57,496 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2018 and 2017, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
As of December 31, 2018, we had $4,854,077 face value of debt, resulting in a debt to total enterprise value ratio of 28.4%. As of December 31, 2017, we had $4,601,322 face value of debt, resulting in a debt total enterprise value ratio of 28.1%. As of December 31, 2018, the ratio of total fixed-rate debt and other instruments to total debt was 74.1% (including $2,192,550 on which we have interest rate swaps that have been included as fixed-rate debt). As of December 31, 2017, the ratio of total fixed-rate debt and other instruments to total debt was 74.7% (including $2,283,049 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at December 31, 2018 and 2017 was 3.5% and 3.3%, respectively. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2018.
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
Our liquidity needs consist primarily of operating expenses, monthly debt service payments, recurring capital expenditures, dividends to stockholders and distributions to unit holders necessary to maintain our REIT qualification. We may from time to time seek to repurchase our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We may also use Operating Partnership units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.
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

CONTRACTUAL OBLIGATIONS
The following table presents information on future payments due by period as of December 31, 2018:

	Payments due by Period:
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$151,158	$8,203	$16,444	$14,858	$111,653
Notes payable, unsecured term loans, notes payable to trusts and revolving lines of credit
Interest	800,214	166,690	269,795	198,755	164,974
Principal	4,854,077	208,742	1,583,537	1,210,594	1,851,204
Total contractual obligations	$5,805,449	$383,635	$1,869,776	$1,424,207	$2,127,831
The operating leases above include minimum future lease payments on leases for 23 of our operating stores as well as leases of our corporate offices. Three ground leases include additional contingent rental payments based on the level of revenue achieved at the store.
As of December 31, 2018, the weighted average interest rate for all fixed rate loans was 3.4%, and the weighted average interest rate on all variable rate loans was 3.9%.
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
As of December 31, 2018, we had approximately $4.9 billion in total face value debt, of which approximately $1.3 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $12.6 million annually.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Extra Space Storage Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon
Basis for Opinion
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
Salt Lake City, Utah
February 26, 2019

Extra Space Storage Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets:
Real estate assets, net	$7,491,831	$7,132,431
Investments in unconsolidated real estate ventures	125,326	75,907
Cash and cash equivalents	57,496	55,683
Restricted cash	15,194	30,361
Other assets, net	158,131	166,571
Total assets	$7,847,978	$7,460,953
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,137,213	$3,738,497
Exchangeable senior notes, net	562,374	604,276
Notes payable to trusts, net	30,928	117,444
Revolving lines of credit	81,000	94,000
Cash distributions in unconsolidated real estate ventures	45,197	5,816
Accounts payable and accrued expenses	101,461	96,087
Other liabilities	104,383	81,026
Total liabilities	5,062,556	4,737,146
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 127,103,750 and 126,007,091 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,271	1,260
Additional paid-in capital	2,640,705	2,569,485
Accumulated other comprehensive income	34,650	33,290
Accumulated deficit	(262,902)	(253,284)
Total Extra Space Storage Inc. stockholders' equity	2,413,724	2,350,751
Noncontrolling interest represented by Preferred Operating Partnership units, net	153,096	159,636
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	218,602	213,420
Total noncontrolling interests and equity	2,785,422	2,723,807
Total liabilities, noncontrolling interests and equity	$7,847,978	$7,460,953
See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Operations
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2018	2017	2016
Revenues:
Property rental	$1,039,340	$967,229	$864,742
Tenant reinsurance	115,507	98,401	87,291
Management fees and other income	41,757	39,379	39,842
Total revenues	1,196,604	1,105,009	991,875
Expenses:
Property operations	291,695	271,974	250,005
Tenant reinsurance	25,707	19,173	15,555
Acquisition related costs and other	—	—	12,111
General and administrative	81,256	78,961	81,806
Depreciation and amortization	209,050	193,296	182,560
Total expenses	607,708	563,404	542,037
Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate	30,807	112,789	8,465
Income from operations	619,703	654,394	458,303
Interest expense	(178,436)	(153,511)	(133,479)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(4,687)	(5,103)	(4,980)
Interest income	5,292	6,736	10,998
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	441,872	502,516	330,842
Equity in earnings of unconsolidated real estate ventures	14,452	15,331	12,895
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests	—	—	69,199
Income tax expense	(9,244)	(3,625)	(15,847)
Net income	447,080	514,222	397,089
Net income allocated to Preferred Operating Partnership noncontrolling interests	(13,995)	(14,989)	(14,700)
Net income allocated to Operating Partnership and other noncontrolling interests	(17,796)	(20,220)	(16,262)
Net income attributable to common stockholders	$415,289	$479,013	$366,127
Earnings per common share
Basic	$3.29	$3.79	$2.92
Diluted	$3.27	$3.76	$2.91
Weighted average number of shares
Basic	126,087,487	125,967,831	125,087,554
Diluted	133,159,033	134,155,771	125,948,076
See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$447,080	$514,222	$397,089
Other comprehensive income:
Change in fair value of interest rate swaps	1,430	17,308	24,598
Total comprehensive income	448,510	531,530	421,687
Less: comprehensive income attributable to noncontrolling interests	31,861	35,997	32,438
Comprehensive income attributable to common stockholders	$416,649	$495,533	$389,249
See accompanying notes

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Balances at Balances at December 31, 2015	$14,189	$41,902	$10,730	$13,710	$202,834	$162	124,119,531	$1,241	$2,431,754	$(6,352)	$(337,566)	$2,372,604
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	97,855	—	1,444	—	—	1,444
Restricted stock grants issued	—	—	—	—	—	—	119,931	2		—	—	2
Restricted stock grants cancelled	—	—	—	—	—	—	(9,947)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	1,381,300	14	123,408	—	—	123,422
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	8,045	—	—	8,045
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	800	(162)	—	—	(638)	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	7,247	—	—	—	—	—	—	7,247
Redemption of Operating Partnership units for sale of property	—	—	—	—	(7,689)	—	—	—		—	—	(7,689)
Redemption of Operating Partnership units for common stock and cash	—	—	—	—	(1,083)	—	23,850	—	577	—	—	(506)
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	67,193	—	—	—	—	—	—	—	67,193
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	148,940	2	(874)	—	—	(872)
Net income	7,645	2,514	2,570	1,971	16,262	—	—	—	—	—	366,127	397,089
Other comprehensive income	201	—	—	—	1,275	—	—	—	—	23,122	—	24,598
Tax effect from vesting of restricted stock grants and stock option exercises	—	—	—	—	—	—	—	—	2,404	—	—	2,404
Distributions to Operating Partnership units held by noncontrolling interests	(7,650)	(2,514)	(2,570)	(1,971)	(16,292)	—	—	—	—	—	—	(30,997)
Dividends paid on common stock at $2.93 per share	—	—	—	—	—	—	—	—	—	—	(367,818)	(367,818)
Balances at Balances at December 31, 2016	$14,385	$41,902	$10,730	$80,903	$203,354	$—	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Balances at Balances at December 31, 2016	$14,385	$41,902	$10,730	$80,903	$203,354	$—	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	38,418	—	1,266	—	—	1,266
Restricted stock grants issued	—	—	—	—	—	—	95,392	1	(1)	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	—	(8,179)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	9,561	—	—	9,561
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	7,618	—	—	—		—	—	7,618
Redemption of Operating Partnership units for cash	—	—	—	—	(1,238)	—	—	—	(1,272)	—	—	(2,510)
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	11,161	—	—	—	—	—	—	—	11,161
Noncontrolling Interest in consolidated joint venture	—	—	—	—	—	216	—	—	—	—	—	216
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(6,189)	—	—	(6,189)
Net income (loss)	6,300	2,514	2,703	3,472	20,317	(97)	—	—	—	—	479,013	514,222
Other comprehensive income	106	—	—	—	682	—	—	—	—	16,520	—	17,308
Distributions to Operating Partnership units held by noncontrolling interests	(5,851)	(2,514)	(2,703)	(3,472)	(17,432)	—	—	—	—	—	—	(31,972)
Dividends paid on common stock at $3.12 per share	—	—	—	—	—	—	—	—	—	—	(393,040)	(393,040)
Balances at Balances at December 31, 2017	$14,940	$41,902	$10,730	$92,064	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership				Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
	Series A	Series B	Series C	Series D			Shares	Par Value
Balances at Balances at December 31, 2017	$14,940	$41,902	$10,730	$92,064	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	54,575	—	1,169	—	—	1,169
Restricted stock grants issued	—	—	—	—	—	—	85,066	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	—	—	—	(11,771)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	933,789	10	90,221	—	—	90,231
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	11,176	—	—	11,176
Repayment of receivable for preferred operating units pledged as collateral on loan	—	—	495	—	—	—	—	—	—	—	—	495
Issuance of Operating Partnership units in conjunction with acquisitions	—	—	—	—	1,877	—	—	—	—	—	—	1,877
Redemption of Operating Partnership units for stock	—	—	—	—	(1,337)	—	35,000	—	1,337	—	—	—
Redemption of Operating Partnership units for cash	—	—	—	—	(1,126)	—	—	—	(1,432)	—	—	(2,558)
Conversion of Preferred C Units in the Operating Partnership for Common Operating Partnership Units	—	—	(6,851)	—	6,851	—	—	—	—	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	122	—	—	—	—	—	122
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	—	—	—	(31,251)	—	—	(31,251)
Net income (loss)	5,035	2,514	2,731	3,715	17,797	(1)	—	—	—	—	415,289	447,080
Other comprehensive income	12	—	—	—	58	—	—	—	—	1,360	—	1,430
Distributions to Operating Partnership units held by noncontrolling interests	(5,231)	(2,514)	(2,731)	(3,715)	(19,059)	—	—	—	—	—	—	(33,250)
Dividends paid on common stock at $3.36 per share	—	—	—	—	—	—	—	—	—	—	(424,907)	(424,907)
Balances at Balances at December 31, 2018	$14,756	$41,902	$4,374	$92,064	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422

See accompanying notes.

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$447,080	$514,222	$397,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,050	193,296	182,560
Amortization of deferred financing costs	14,286	12,289	12,922
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	4,687	5,103	4,980
Non-cash interest expense related to amortization of premium on notes payable	—	—	(872)
Compensation expense related to stock-based awards	11,176	9,561	8,045
Gain on sale of real estate assets and purchase of joint venture partners' interests	—	—	(69,199)
Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate	(30,807)	(112,789)	(8,465)
Distributions from unconsolidated real estate ventures in excess of earnings	6,867	4,567	3,534
Changes in operating assets and liabilities:
Other assets	(1,664)	(12,728)	(1,614)
Accounts payable and accrued expenses	2,736	(10,515)	10,075
Other liabilities	14,384	(5,631)	208
Net cash provided by operating activities	677,795	597,375	539,263
Cash flows from investing activities:
Acquisition of real estate assets	(426,388)	(653,185)	(1,086,523)
Development and redevelopment of real estate assets	(60,677)	(31,746)	(23,279)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	52,458	312,165	60,813
Investment in unconsolidated real estate ventures	(65,500)	(17,944)	(28,241)
Return of investment in unconsolidated real estate ventures	49,130	581	16,953
Issuance of notes receivable	(13,850)	—	(26,429)
Principal payments received from notes receivable	25,226	44,869	42,785
Purchase of equipment and fixtures	(4,297)	(7,819)	(4,968)
Net cash used in investing activities	(443,898)	(353,079)	(1,048,889)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	90,231	—	123,424
Proceeds from notes payable and revolving lines of credit	1,413,030	1,325,623	1,900,357
Principal payments on notes payable and revolving lines of credit	(1,109,854)	(1,088,679)	(1,122,442)
Principal payments on notes payable to trusts	(88,662)	—	—
Deferred financing costs	(12,302)	(6,967)	(17,486)
Repurchase of exchangeable senior notes	(80,270)	(19,916)	(22,195)
Net proceeds from exercise of stock options	1,169	1,266	1,444
Proceeds from termination of interest rate cap	—	—	1,650
Payment of earnout from prior acquisition	—	—	(4,600)
Redemption of Operating Partnership units held by noncontrolling interests	(2,558)	(2,510)	(506)
Contributions from noncontrolling interests	122	201	—
Dividends paid on common stock	(424,907)	(393,040)	(367,818)
Distributions to noncontrolling interests	(33,250)	(31,972)	(30,997)
Net cash (used in) provided by financing activities	(247,251)	(215,994)	460,831
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,354)	28,302	(48,795)
Cash, cash equivalents, and restricted cash, beginning of the period	86,044	57,742	106,537
Cash, cash equivalents, and restricted cash end of the period	$72,690	$86,044	$57,742
Supplemental schedule of cash flow information
Interest paid	$159,474	$136,202	$122,265
Income taxes paid	730	5,648	14,864
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(1,337)	$—	$(577)
Common stock and paid-in capital	1,337	—	577
Tax effect from vesting of restricted stock grants and option exercises
Other assets	$—	$—	$2,404
Additional paid-in capital	—	—	(2,404)
Acquisitions of real estate assets
Real estate assets, net	$88,842	$51,455	$84,163
Value of Operating Partnership units issued	(1,877)	(14,428)	(74,440)
Notes payable assumed	(87,500)	(24,055)	(9,723)
Investment in unconsolidated real estate ventures	535	(12,957)	—
Other noncontrolling interests	—	(15)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$778	$3,509	$8,497
Development and redevelopment of real estate assets	554	1,703	125
Accounts payable and accrued expenses	(1,332)	(5,212)	(8,622)
Distribution of real estate from investments in unconsolidated real estate ventures
Real estate assets, net	$—	$—	$25,055
Investments in unconsolidated real estate ventures	—	—	(25,055)
Disposition of real estate assets
Real estate assets, net	$—	$—	$(7,869)
Operating Partnership units redeemed	—	—	7,869
Acquisition of noncontrolling interests
Operating Partnership units issued	$—	$—	$(800)
Other noncontrolling interests	—	—	162
Additional paid-in capital	—	—	638
Issuance of Preferred OP Units for additional investment in unconsolidated real estate venture
Preferred OP Units issued	$—	$(4,351)	$—
Investment in unconsolidated real estate ventures	—	4,351	—

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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2018, the Company had direct and indirect equity interests in 1,111 storage facilities. In addition, the Company managed 536 stores for third parties bringing the total number of stores which it owns and/or manages to 1,647. These stores are located in 39 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
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
Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of Gain on real estate transactions, earnout from prior acquisitions, and impairment of real estate on the consolidated statement of operations. The Company has included Gain on real estate transactions, earnout from prior acquisitions, and impairment of real estate as a component of Income from operations to present gain and losses on sales of properties in accordance with ASC 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission has eliminated Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gain and losses on sale of properties outside of continuing operations in the statement of operations.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company has concluded that under certain circumstances when the Company enters into arrangements for the formation of joint ventures, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. Additionally, the Operating Partnership has notes payable to one trust that is a VIE under condition (ii)(a) above. Since the Operating Partnership is not the primary beneficiary of the trust, this VIE is not consolidated.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash Flow Hedge Swap Agreements	$42,324	$—	$42,324	$—
Other liabilities - Cash Flow Hedge Swap Agreements	$(2,131)	$—	$(2,131)	$—

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2018. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2018 or 2017.
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
As of December 31, 2018 and 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2018 and 2017, approximate fair value.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$115,467	$119,735	$113,683	$120,230
Fixed rate notes receivable	$—	$—	$20,942	$20,608
Fixed rate notes payable and notes payable to trusts	$2,985,731	$3,022,414	$2,774,242	$2,815,085
Exchangeable senior notes	$620,149	$575,000	$719,056	$624,259
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Revenue and Expense Recognition
Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees and merchandise sales are recognized as income when earned. Equity in earnings of unconsolidated real estate entities is recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.
The Company's management fees are earned subject to the terms of the related management services agreements ("MSAs"). These MSAs provide that the Company will perform management services, which include leasing and operating the property and providing accounting, marketing, banking, maintenance and other services. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from stores owned by third parties and unconsolidated joint ventures. MSAs generally have original terms from three to five years, after which management services are provided on a month-to-month basis unless terminated. Management fees are due on the last day of each calendar month that management services are provided.
The Company accounts for the management services provided to a customer as a single performance obligation which are rendered over time each month. The total amount of consideration from the contract is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Company's control. Therefore, the Company recognizes the revenue at the end of each month once the uncertainty is resolved. Due to the standardized terms of the MSAs, the Company accounts for all MSAs in a similar, consistent manner. Therefore, no disaggregated information relating to MSAs is presented.
Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. The Company accrues for property tax expense based upon invoice amounts and estimates. If these estimates are incorrect, the timing of expense recognition could be affected.
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of 2,000 dollars to 10,000 dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2018, the average insurance coverage for tenants was approximately 2,900 dollars. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant. The Company purchases reinsurance for losses exceeding a set amount for any one event. The Company does not currently have any amounts recoverable under the reinsurance arrangements.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the years ended December 31, 2018, 2017 and 2016, the number of claims made were 7,870, 5,671 and 4,055, respectively. The following table presents information on the portion of the Company’s unpaid claims liability, which is included in other liabilities on the Company's consolidated balance sheets, that relates to tenant insurance for the periods indicated:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2018	2017	2016
Unpaid claims liability at beginning of year	$5,167	$3,896	$3,908
Claims and claim adjustment expense for claims incurred in the current year	15,800	11,700	7,250
Claims and claim adjustment expense (benefit) for claims incurred in the prior years	107	(203)	87
Payments for current year claims	(11,010)	(8,895)	(5,423)
Payments for prior year claims	(2,738)	(1,331)	(1,926)
Unpaid claims liability at the end of the year	$7,326	$5,167	$3,896
Advertising Costs
The Company incurs advertising costs primarily attributable to digital and other advertising. These costs are expensed as incurred. The Company recognized $16,153, $14,410 and $12,867 in advertising expense for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2018, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2018 and 2017, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2018 and 2017, the Company had no interest or penalties related to uncertain tax provisions.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Earnings Per Common Share
Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series C Convertible Redeemable Preferred Units (“Series C Units”), Series D Redeemable Preferred Units (“Series D Units” and together with the Series A Units, Series B Units and Series C Units, the “Preferred OP Units") and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.
In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the years ended December 31, 2018, 2017 and 2016, options to purchase approximately 36,075, 45,286, and 88,552 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, The Company divided the total value of the Preferred OP Units by the average share price of $90.30 for the year ended December 31, 2018.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2018	2017	2016
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	—	5,564,631
Series A Units (Variable Only)	—	—	875,480
Series B Units	464,033	533,174	499,966
Series C Units	312,075	377,135	353,646
Series D Units	1,019,524	—	552,796
	1,795,632	910,309	7,846,519
The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of December 31, 2018. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $92.80 per share as of December 31, 2018, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.
Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

diluted earnings per share computation. As of December 31, 2018, the Company had repaid the principal and accrued interest of its Exchangeable Senior Notes due 2033 (the “2013 Notes”), and therefore, no shares underlying the 2013 Notes were included in the dilution calculation for 2018. For the years ended December 31, 2017 and 2016, 344,430 shares and 309,730 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the years ended December 31, 2018, 2017 and 2016, no shares related to the 2015 Notes were included in the computation for diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during this period.
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

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$415,289	$479,013	$366,127
Earnings and dividends allocated to participating securities	(723)	(975)	(792)
Earnings for basic computations	414,566	478,038	365,335
Earnings and dividends allocated to participating securities	723	—	792
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	22,831	30,088	—
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(2,288)	(3,119)	—
Net income for diluted computations	$435,832	$505,007	$366,127

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	126,087,487	125,967,831	125,087,554
OP Units	5,675,547	5,590,831	—
Series A Units	875,480	875,480	—
Series D Units	—	1,081,561	—
Unvested restricted stock awards included for treasury stock method	244,215	—	299,585
Shares related to exchangeable senior notes and dilutive stock options	276,304	640,068	560,937
Average number of common shares outstanding - diluted	133,159,033	134,155,771	125,948,076
Earnings per common share
Basic	$3.29	$3.79	$2.92
Diluted	$3.27	$3.76	$2.91
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-9, “Revenue from Contracts with Customers,” ("Topic 606") which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. Topic 606 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Topic 606 became effective for annual and interim periods beginning after December 15, 2017. The Company determined that its property rental revenue and tenant reinsurance revenue are not subject to the guidance in Topic 606, as they qualify as lease contract and insurance contracts, which are excluded from its scope. The Company's management fee revenue is included in the scope of Topic 606, and revenue recognized under the standard does not differ materially from revenue recognized under previous guidance. The Company adopted the standard

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

using the modified retrospective transition method as of January 1, 2018. The Company's adoption of Topic 606 did not result in a cumulative catch-up adjustment or any significant changes to financial statement line items.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018. The Company plans to adopt the standard using the modified retrospective approach as of January 1, 2019. The Company expects to elect the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The Company estimates that the cumulative catch-up adjustment recorded upon adoption will not have a significant impact on retained earnings. The primary impact is expected to be related to the Company's 23 operating ground leases and two corporate facility leases under which it serves as lessee. The Company estimates the lease assets and lease liabilities to be between $90,000 and $110,000 related to its operating leases upon the adoption of Topic 842.
In October 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2018, and now presents restricted cash along with cash and cash equivalents in its consolidated statements of cash flows. Prior periods have been reclassified to conform to the current year's presentation.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides guidance on whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Specifically, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Additionally, ASU 2017-01 also provides other guidance providing a more robust framework to use in determining whether a set of assets and activities is a business. This guidance is effective for annual periods beginning after December 15, 2017. Early application of ASU 2017-01 is permitted for transactions for which the acquisition or disposition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued. The Company adopted the guidance in ASU 2017-01 prospectively to new acquisitions beginning on January 1, 2017. The adoption of this guidance resulted in a decrease in acquisition related costs, as the Company's acquisition of operating stores are considered asset acquisitions rather than business combinations under ASU 2017-01, and such costs are capitalized under the new guidance.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting for Hedging Activities," which amends and simplifies existing guidance for the financial reporting of hedging relationships to allow companies to better portray the economic effects of risk management activities in their financial statements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." ASU 2018-15 amends the accounting for implementation costs incurred in a hosting arrangement that is a service contract, and aligns them with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 also requires that entities amortize the capitalized implementation costs over the term of the hosting arrangement. ASU 2018-15 is effective for annual periods beginning after December 15, 2020, with early adoption permitted,

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

including early adoption in any interim period. The Company adopted this guidance on a prospective basis as of October 1, 2018. The adoption of this standard did not have a material impact on the Company's financial statements.
3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2018	December 31, 2017
Land - operating	$1,825,133	$1,731,915
Land - development	7,359	13,246
Buildings, improvements and other intangibles	6,743,355	6,286,762
Intangible assets - tenant relationships	119,557	114,375
Intangible lease rights	12,443	12,443
	8,707,847	8,158,741
Less: accumulated depreciation and amortization	(1,262,438)	(1,060,060)
Net operating real estate assets	7,445,409	7,098,681
Real estate under development/redevelopment	46,422	33,750
Net real estate assets	$7,491,831	$7,132,431
Real estate assets held for sale included in net real estate assets	$13,032	$10,276

As of December 31, 2018, the Company had one operating store and one parcel of land classified as held for sale. The estimated fair value less selling costs of these assets are greater than the carrying value of the assets, and therefore no loss has been recorded related to these assets. These assets held for sale are included in the self-storage operations segment of the Company’s segment information.
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $9,050, $14,349, and $21,133 for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining balance of the unamortized lease rights will be amortized over the next one year to 43 years. Accumulated amortization related to intangibles was $121,238 and $112,347 as of December 31, 2018 and 2017, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

4.     PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the years ended December 31, 2018 and 2017. The table excludes purchases of raw land or improvements made to existing assets.

			Consideration Paid								Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Non- controlling interests	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Q4 2018	6		$74,852	$74,868	$—	$—	$—	$(16)	$—	—	$74,852
Q3 2018	6		74,694	71,989	—	—	—	2,705	—	—	74,694
Q2 2018	17		237,284	148,650	87,500	—	(1,024)	281	1,877	21,768	237,284
Q1 2018	5		70,787	70,171	—	—	489	127	—	—	70,787
	34	(1)	$457,617	$365,678	$87,500	$—	$(535)	$3,097	$1,877	21,768	$457,617

Q4 2017	37		$535,299	$502,845	$14,592	$(1,812)	$12,957	$1,099	$5,618	64,708	$535,299
Q3 2017	4		31,966	29,919	—	—	—	47	2,000	25,520	31,966
Q2 2017	3		34,641	16,608	9,463	1,827	—	(67)	6,810	272,400	34,641
Q1 2017	2		25,556	25,541	—	—	—	15	—	—	25,556
	46	(2)	$627,462	$574,913	$24,055	$15	$12,957	$1,094	$14,428	362,628	$627,462

(1)
Store acquisitions during the year ended December 31, 2018 include the acquisition of 15 stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' remaining equity interests in the joint ventures, and the properties owned by the joint ventures became wholly owned by the Company.

(2)	Store acquisitions during the year ended December 31, 2017 include the acquisition of seven stores that had been owned by joint ventures in which the Company held an equity interest.
Store Disposals

On August 16, 2018, the Company sold a store located in California that had been classified as held for sale for $40,235 in cash. The Company recorded a gain on the sale of $30,671.

On November 30, 2017, the Company sold 36 stores located in various states that had been classified as held for sale for an aggregate sales price of $295,000. The buyer of these properties was Storage Portfolio II JV, LLC ("SP II"), a newly formed joint venture in which the Company has a 10.0% equity interest. The Company recognized a gain of $118,776 related to this disposition, which represented 90.0% of the total gain. This amount is included in Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate on the Company's consolidated statements of operations. The Company deferred 10.0% of the gain due to the fact that it held an equity interest in the buyer, which resulted in a reduction in the carrying value of the Company's investment in SP II.

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

On April 20, 2016, the Company completed the sale of seven operating stores located in Ohio and Indiana that had been classified as held for sale for $17,555 in cash. The Company recognized a gain of $11,265 related to this disposition, which is included in Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate on the Company's consolidated statements of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

On April 1, 2016, the Company disposed of a single store in Texas in exchange for 85,452 of the Company's OP Units valued at $7,689. The Operating Partnership canceled the OP Units received in this disposition. The Company recognized a gain of $93 related to this disposition, which is included in Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate on the Company's consolidated statements of operations.

Loss on Earnouts from Prior Acquisitions
On December 2014, the Company acquired a portfolio of five stores located in New Jersey and Virginia. As part of this acquisition, the Company agreed to make an additional cash payment to the sellers if the acquired stores exceeded a specified amount of net operating income for the years ending December 31, 2015 and 2016. At the acquisition date, the Company recorded an estimated liability related to this earnout provision. The operating income of these stores during the earnout period was higher than expected, resulting in an increase in the estimate of the amount due to the sellers of $4,284, which was recorded as a loss and included in Gain on real estate transactions, earnout on prior acquisitions and impairment of real estate on the Company's consolidated statements of operations for the year ended December 31, 2016.

5.     INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES
Investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit %	December 31,
				2018	2017
WICNN JV LLC	7	10%	25%	$26,885	$—
VRS Self Storage, LLC	16	45%	54%	18,281	19,467
PRISA Self Storage LLC	85	4%	4%	9,334	9,638
Alan Jathoo JV LLC	9	10%	10%	8,180	—
Extra Space West Two LLC (1)	5	5%	40%	3,818	3,939
ESS Bristol Investments LLC	7	10%	28%	2,331	1,258
WCOT Self Storage LLC	—	5%	20%	—	(357)
Extra Space West One LLC (1)	7	5%	40%	(1,038)	(900)
Extra Space Northern Properties Six LLC	10	10%	35%	(1,700)	(1,279)
Storage Portfolio II JV LLC	36	10%	30%	(4,233)	(3,140)
Storage Portfolio I LLC	24	34%	49%	(38,129)	11,495
Other minority owned stores (17 joint ventures)	23	10-50%	19-50%	56,400	29,970
Net Investments in and Cash distributions in unconsolidated real estate ventures	229			$80,129	$70,091

(1)
Subsequent to year end, the Company acquired its joint venture partner's interests in Extra Space West One LLC and Extra Space West Two LLC joint ventures. The 12 stores owned by these joint ventures became wholly-owned by the Company subsequent to this acquisition. The Company paid cash of $172,515 and assumed an existing loan of $17,157.

In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash or profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash or profits, as applicable, than its equity interest.
In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2018, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company has entered into several new unconsolidated real estate ventures. The Company accounts for its investment in the following ventures under the equity method of accounting. Information about these real estate ventures is summarized as follows:

	Number of Stores	Equity ownership %	Investment in new stores
For the Year Ended December 31, 2018(1)	28	10.0% -50.0%	$63,723
For the Year Ended December 31, 2017	39	10.0% - 25.0%	$13,341
For the Year Ended December 31, 2016	8	20.0% - 50.0%	$26,387

(1)
Included in the new unconsolidated joint ventures for the year ended December 31, 2018 were two new joint ventures (WICNN JV LLC and GFV JV, LLC), in which the Company has $22,734 and $8,720 of preferred equity, respectively. The Company earns an 8.0% return on its preferred equity in these joint ventures, which has priority over other distributions.

On April 30, 2018, the Company acquired its partner's interest in the WCOT Self Storage LLC joint venture. The Company paid cash of $115,797 and assumed a loan of $87,500. The 14 properties owned by this joint venture became wholly-owned properties of the Company subsequent to this acquisition.

On November 17, 2016, the Company acquired 11 stores from its ESS WCOT LLC joint venture ("WCOT") in a step acquisition. The Company owned 5.0% of WCOT, with the other 95.0% owned by affiliates of Prudential Global Investment Management ("Prudential"). WCOT created a new subsidiary, Extra Space Properties 132 LLC ("ESP 132") and transferred 11 stores into ESP 132. WCOT then distributed ESP 132 to the Company and Prudential on a pro rata basis. This distribution was accounted for as a spinoff, and was therefore recorded at the net carrying amount of the properties of $68,814. Immediately after the distribution, the Company acquired Prudential's 95.0% interest in ESP 132 for $153,304, resulting in 100% ownership of ESP 132 and the related 11 stores. Based on the purchase price of Prudential's share of ESP 132, the Company determined that the fair value of its investment in ESP 132 immediately prior to the acquisition of Prudential's share was $8,119, and the Company recorded a gain of $4,651 as a result of remeasuring to fair value its existing equity interest in ESP 132. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's consolidated statements of operations. The fair value of the stores purchased was recorded at $161,072.

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

On September 16, 2016, subsequent to its acquisition of 23 properties as outlined above, the Company sold its 4.42% interest in PRISA II to Prudential for $34,758 in cash. The carrying value of the Company's investment prior to the acquisition was $3,912, and the Company recorded a gain on the sale of $30,846. This gain is included in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partners' interests on the Company's consolidated statements of operations.

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

Equity in earnings of unconsolidated real estate ventures consists of the following:

	For the Year Ended December 31,
	2018	2017	2016
Equity in earnings of WICNN JV LLC	$622	$—	$—
Equity in earnings of VRS Self Storage, LLC	3,640	3,562	2,919
Equity in earnings of PRISA Self Storage LLC	2,338	2,430	1,912
Equity in earnings of Alan Jathoo JV LLC	(12)	—	—
Equity in earnings of Extra Space West Two LLC	1,042	1,210	174
Equity in earnings of ESS Bristol Investments LLC	(152)	—	—
Equity in earnings of Extra Space West One LLC	2,526	2,502	2,269
Equity in earnings of WCOT Self Storage LLC	359	1,033	614
Equity in earnings of Extra Space Northern Properties Six LLC	1,014	918	823
Equity in earnings of Storage Portfolio I LLC	1,886	2,684	2,380
Equity in earnings of Storage Portfolio II JV LLC	79	33	—
Equity in earnings of other minority owned stores	1,110	959	1,804
	$14,452	$15,331	$12,895
Equity in earnings of certain of our joint ventures includes the amortization of the Company’s excess purchase price of $27,867 of these equity investments over its original basis. The excess basis is amortized over 40 years.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

6.     NOTES PAYABLE AND REVOLVING LINES OF CREDIT
The components of notes payable are summarized as follows:

Notes Payable	December 31, 2018	December 31, 2017	Fixed Rate	Variable Rate	Basis Rate (2)	Maturity Dates
Secured fixed rate notes payable (1)	$2,032,414	$2,095,495	2.5% - 6.0%			February 2019 - February 2030
Secured variable rate notes payable (1)	834,735	717,979		3.9% - 4.1%	Libor plus 1.4% - 1.6%	May 2019 - August 2028
Unsecured fixed rate notes payable	990,000	600,000	3.4% - 4.4%			January 2024 - July 2028
Unsecured variable rate notes payable	310,000	350,000		3.8%	Libor plus 1.3%	October 2023 - January 2024
Total	4,167,149	3,763,474
Less: unamortized debt issuance costs	(29,936)	(24,977)
Total	$4,137,213	$3,738,497

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) 30-day USD LIBOR

On December 7, 2018, the Company amended the credit agreement originally entered into on October 14, 2016 (the "Credit Agreement"). The amended Credit Agreement provides for aggregate borrowings of up to $1.35 billion consisting of a senior unsecured four-year revolving credit facility of $650 million maturing January 2023 (the “Revolving Credit Facility”), a senior unsecured loan of $480 million maturing January 2024 (the Tranche 1 Term Loan Facility”) and a senior unsecured loan of $220 million maturing October 2023 (the “Tranche 2 Term Loan Facility” and, together with the Revolving Credit Facility and the Tranche 1 Term Loan Facility, the “Credit Facility”). The Company may request an increase in the amount of the commitments under the Credit Facility up to an aggregate of $2.0 billion, and extend the term of the Revolving Credit Facility for up to two additional periods of six months each, after satisfying certain conditions.
Amounts outstanding under the Credit Facility bear interest at floating rates, at the Company’s option, equal to either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the Eurodollar rate plus 1.00%. The applicable Eurodollar rate margin will range from 1.05% to 1.7% per annum and the applicable base rate margin will range from 0.05% to 0.7% per annum, in each case depending on the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement, and the type of loan. If the Operating Partnership obtains a specified investment grade rating from two or more specified credit rating agencies, and elects to use the alternative rates based on the Company’s debt rating, the applicable Eurodollar rate margin will range from 0.75% to 1.65% per annum and the applicable base rate margin will range from 0.0% to 0.7% per annum, in each case depending on the rating achieved and the type of loan.
The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. We are subject to certain restrictive covenants relating to our outstanding debt. As of December 31, 2018, the Company was in compliance with all of its financial covenants.
The following table summarizes the scheduled maturities of notes payable, excluding available extensions, at December 31, 2018:

2019	$208,742
2020	699,522
2021	228,015
2022	294,948
2023	915,646
Thereafter	1,820,276
$4,167,149

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Real estate assets are pledged as collateral for the secured loans. Of the Company’s $4,167,149 principal amount of notes payable outstanding at December 31, 2018, $2,601,960 was recourse due to guarantees or other security provisions.
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2018
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$81,000	$140,000	4.0%	6/4/2010	7/1/2021	LIBOR plus 1.5%
Credit Line 2 (3)(4)	—	650,000	3.6%	12/7/2018	1/29/2023	LIBOR plus 1.1%
	$81,000	$790,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. One two-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2018. Rate is subject to change based on our consolidated leverage ratio.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2018, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2019, the Company estimates that $17,439 will be reclassified as a decrease to interest expense.
The following table summarizes the terms of the Company’s 28 derivative financial instruments, which have a total combined notional amount of $2,231,162 as of December 31, 2018:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$4,873 - $267,431	1.13% - 3.87%	2/29/2012 - 12/31/2018	2/28/2019 - 7/12/2025

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:	Fair Value
Other assets	$42,324	$38,365
Other liabilities	$2,131	$9
Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Year Ended December 31,
Type	2018	2017		2018	2017	2016
Swap Agreements	$9,889	$8,499	Interest expense	$8,258	$(8,853)	$(18,800)
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
As of December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,785. As of December 31, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2018, it could have been required to cash settle its obligations under these agreements at their termination value of $2,422.
8.     NOTES PAYABLE TO TRUSTS
During July 2005, ESS Statutory Trust III (the “Trust III”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership, issued an aggregate of $40,000 of preferred securities which mature on July 31, 2035. In addition, Trust III issued 1,238 of Trust common securities to the Operating Partnership for a purchase price of $1,238. On July 27, 2005, the proceeds from the sale of the preferred and common securities of $41,238 were loaned in the form of a note to the Operating Partnership (“Note 3”). Note 3 had a fixed rate of 6.91% through July 31, 2010, and then was payable at a variable rate equal to the three month LIBOR plus 2.4% per annum. Effective July 11, 2011, Trust III entered into an interest rate swap that fixed the interest rate to be paid at 5.0% per annum and matured July 11, 2018. The interest on Note 3, payable quarterly, was be used by Trust III to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by Trust III with no prepayment premium on July 27, 2010.
During May 2005, ESS Statutory Trust II (the “Trust II”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company, issued an aggregate of $41,000 of preferred securities which mature on June 30, 2035. In addition, Trust II issued 1,269 of Trust common securities to the Operating Partnership for a purchase price of $1,269. On May 24, 2005, the proceeds from the sale of the preferred and common securities of $42,269 were

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

loaned in the form of a note to the Operating Partnership (“Note 2”). Note 2 had a fixed rate of 6.7% through June 30, 2010, and then was payable at a variable rate equal to the three month LIBOR plus 2.4% per annum. Effective July 11, 2011, Trust II entered into an interest rate swap that fixed the interest rate to be paid at 5.0% per annum and matured July 11, 2018. The interest on Note 2, payable quarterly, was be used by Trust II to pay dividends on the trust preferred securities. The trust preferred securities became redeemable by Trust II with no prepayment premium on June 30, 2010.
During April 2005, ESS Statutory Trust I (the “Trust”), a newly formed Delaware statutory trust and a wholly-owned, unconsolidated subsidiary of the Operating Partnership of the Company issued an aggregate of $35,000 of trust preferred securities which mature on June 30, 2035. In addition, Trust issued 1,083 of Trust common securities to the Operating Partnership for a purchase price of $1,083. On April 8, 2005, the proceeds from the sale of the trust preferred and common securities of $36,083 were loaned in the form of a note to the Operating Partnership (the “Note”). The Note has a variable rate equal to the three month LIBOR plus 2.3% per annum. Effective June 30, 2010, Trust entered into an interest rate swap that fixed the interest rate to be paid at 5.1% per annum and matured on June 30, 2018. The interest on the Note, payable quarterly, will be used by Trust to pay dividends on the trust preferred securities. The trust preferred securities are redeemable by Trust with no prepayment premium.
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
During the year ended December 31, 2018, the Company repaid a total principal amount of $88,662, representing all of the notes payable to Trust III, all of the notes payable to Trust II, and all but $30,928 of the notes payable to Trust. The Trusts used the proceeds from these repayments to redeem their preferred and common securities.
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
The notes payable to trusts are presented net of unamortized deferred financing costs of $0 and $2,146 as of December 31, 2018 and 2017, respectively.

Following is a tabular comparison of the liabilities the Company has recorded as a result of its involvements with the Trusts to the maximum exposure to loss the Company is subject to related to the Trusts as of December 31, 2018:

	Notes payable to Trusts	Investment Balance	Maximum exposure to loss	Difference
Trust	$30,928	$928	$30,000	$—

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

9.     EXCHANGEABLE SENIOR NOTES
In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of December 31, 2018 was approximately 10.78 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.
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

Additionally, the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended December 31, 2018.
On June 21, 2013, the Operating Partnership issued $250,000 of its 2013 Notes at a 1.5% discount, or $3,750. Costs incurred to issue the 2013 Notes were approximately $1,672. These costs were amortized as an adjustment to interest expense over five years, which represented the estimated term based on the first available redemption date. The 2013 Notes bore interest at 2.375% per annum and contained an exchange settlement feature. The Operating Partnership redeemed all remaining outstanding 2013 Notes on July 5, 2018.
GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity component of the 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the consolidated balance sheets, and the value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discount is being amortized as interest expense over the remaining period of the debt through its first redemption date, October 1, 2020 for the 2015 Notes. The effective interest rate on the liability components of the 2015 Notes is 4.0%, which approximates the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.
Information about the 2013 Notes and 2015 Notes (collectively, the "Notes"), including the total carrying amounts of the equity components, the principal amounts of the liability components, their unamortized discounts and net carrying amount were as follows for the periods indicated:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	December 31, 2018	December 31, 2017
Carrying amount of equity component - 2015 Notes	$22,597	$22,597
Carrying amount of equity component - 2013 Notes	—	—
Carrying amount of equity components	$22,597	$22,597
Principal amount of liability component - 2015 Notes	$575,000	$575,000
Principal amount of liability component - 2013 Notes	—	49,259
Unamortized discount - equity component - 2015 Notes	(8,417)	(12,974)
Unamortized discount - equity component - 2013 Notes	—	(315)
Unamortized cash discount - 2013 Notes	—	(74)
Unamortized debt issuance costs	(4,209)	(6,620)
Net carrying amount of liability components	$562,374	$604,276

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the Notes were as follows for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
Contractual interest	$18,106	$19,303	$19,483
Amortization of discount	4,687	5,103	4,980
Total interest expense recognized	$22,793	$24,406	$24,463
Repurchase of 2013 Notes

During the year ended December 31, 2018, the Company repurchased a total principal amount of $49,259 of the 2013
Notes, which represented all of the remaining principal amount outstanding. The Company paid cash of $80,270 for the total of the principal amount and the exchange value in excess of the principal amount.

During the year ended December 31, 2017, the Company repurchased a total principal amount of $13,911 of the 2013 Notes. The Company paid cash of $20,042 for the total of the principal amount and the exchange value in excess of the principal amount.
During the year ended December 31, 2016, the Company repurchased a total principal amount of $22,194 of the 2013 Notes. The Company paid cash for the principal amount, and issued a total of 148,940 shares of common stock valued at $13,066 for the exchange value in excess of the principal amount.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the repurchases is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Principal amount repurchased	$49,259	$13,911	$22,194

Amount allocated to:
Extinguishment of liability component	$49,019	$13,692	$21,363
Reacquisition of equity component	31,251	6,350	13,898
Total consideration paid for repurchase	$80,270	$20,042	$35,261
Exchangeable senior notes repurchased	$49,259	$13,911	$22,194
Extinguishment of liability component	(49,019)	(13,692)	(21,363)
Discount on exchangeable senior notes	(230)	(184)	(788)
Related debt issuance costs	(10)	(35)	(43)
Gain/(loss) on repurchase	$—	$—	$—

10.     RELATED PARTY AND AFFILIATED REAL ESTATE JOINT VENTURE TRANSACTIONS
The Company provides management services to certain joint ventures for a fee. Management fee revenues for related party and affiliated real estate joint ventures for the years ended December 31, 2018, 2017 and 2016 were $14,123, $12,650 and $16,066, respectively.
11.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2018, 127,103,750 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

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

During the year ended December 31, 2018, the Company sold 933,789 shares of common stock under its "at the market" equity program at an average sales price of $97.93 per share, resulting in net proceeds of $90,531. At December 31, 2018, the Company had $257,929 available for issuance under the current equity distribution agreements.

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

At December 31, 2018 and 2017, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. Noncontrolling interests in Preferred OP Units were presented net of notes receivable from preferred Operating Partnership unit holders of $108,644 and $120,230 as of December 31, 2018 and 2017, respectively, as more fully described below.
Series A Participating Redeemable Preferred Units
The Series A Units were issued in June 2007. Series A Units in the amount of $101,700 bear a fixed priority return of 2.3%, and originally had a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to, that of the common OP Units. The Series A Units became redeemable at the option of the holder on September 1, 2008, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock. As a result of the redemption of 114,500 Series A Units in October 2014, the remaining fixed liquidation value was reduced to $101,700 which represents 875,480 Series A Units. On April 18, 2017, the holder of the Series A Units and the Operating Partnership agreed to reduce the fixed priority return on the Series A Units from 5.0% to 2.3% in exchange for a reduction in the interest rate of the related loan, as more fully described below.
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
The Series B Units were issued in 2013 and 2014 and have a liquidation value of $25.00 per unit for a current fixed liquidation value of $41,902 which represents 1,676,087 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units are redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash or

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

shares of its common stock. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
Series C Convertible Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units rank junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series C Units were issued in 2013 and 2014 and have a liquidation value of $42.10 per unit for a current fixed liquidation value of $12,462 which represents 296,020 Series C Units. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution for common OP Unit plus $0.18. Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance divided by four. These distributions are cumulative. The Series C Units became redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units also became convertible into common OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 common OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.
In December 2014, the Operating Partnership loaned holders of the Series C Units $20,230. The notes receivable, which are collateralized by the Series C Units, bear interest at 5.0% and mature on December 15, 2024. The Series C Units are shown on the balance sheet net of the loan because the borrower under the loan receivable is also the holder of the Series C Units.
On December 1, 2018, certain holders of the Series C Units converted their Series C Units into common OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 common OP Units. As part of this conversion, the holders of the Series C Units agreed to pledge the common OP Units received in the conversion as collateral on the loan receivable to replace the Series C Units that were converted. As of December 31, 2018, the total outstanding balance of the loan receivable was $19,735, of which $8,644 is shown as a reduction of the noncontrolling interests related to the Series C Units and $11,091 is shown as a reduction of the noncontrolling interests related to the common OP Units on the Company's consolidated balance sheets.
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

The Series D Units have a liquidation value of $25.00 per unit, for a current fixed liquidation value of $92,064 which represents 3,682,521 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units until the tenth anniversary of the date of issuance, with the number of common OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.

13.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling interest in Operating Partnership

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 91.0% majority ownership interest therein as of December 31, 2018. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 9.0% are held by certain former owners of assets acquired by the Operating Partnership.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, at its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten-day average closing stock price at December 31, 2018, was $91.64 and there were 5,994,251 OP Units outstanding.
Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2018 and the Company elected to pay the OP Unit holders cash, the Company would have paid $549,313 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Year Ended December 31,
	2018	2017	2016
OP Units redeemed for common stock	35,000	—	23,850
OP Units redeemed for cash	30,000	33,896	6,760
Cash paid for OP Units redeemed	$2,558	$2,510	$506
OP Units issued in conjunction with acquisitions	21,768	90,228	93,569
Value of OP Units issued in conjunction with acquisitions	$1,877	$7,618	$7,247
Additionally, 373,113 common OP Units were issued in the conversion of 407,996 Series C Units on December 1, 2018. These newly issued OP Units are pledged as collateral on the existing loan receivable to the Series C Unit holders. As a result, noncontrolling interests in the Operating Partnership is reported net of $11,091 of the loan receivable, which represents the portion of the note receivable that is collateralized by the OP Units.
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of third parties in two consolidated joint ventures as of December 31, 2018. One joint venture owns two operating stores in Texas and an operating store and a development store in Colorado, and the other owns an operating store in Pennsylvania and a development store in New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

14.     STOCK-BASED COMPENSATION
As of December 31, 2018, 1,587,625 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).
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
Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2018
Outstanding at December 31, 2015	572,629	$24.42
Granted	35,800	85.99
Exercised	(97,855)	14.75
Outstanding at December 31, 2016	510,574	$30.60
Exercised	(38,418)	32.94
Outstanding at December 31, 2017	472,156	$30.41
Exercised	(54,575)	21.45
Outstanding at December 31, 2018	417,581	$31.58	2.78	$24,597

Vested and Expected to Vest	416,567	$31.46	2.77	$24,587
Ending Exercisable	377,292	$26.72	2.35	$24,057

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The weighted average fair value of stock options granted in 2016, was $20.30. There were no options granted in 2018 or 2017. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the Year Ended December 31,
2016
Expected volatility	37.0%
Dividend yield	3.6%
Risk-free interest rate	1.3%
Average expected term (years)	5
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 7.4% of unvested options outstanding as of December 31, 2018, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.
A summary of stock options outstanding and exercisable as of December 31, 2018, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.22 - $6.22	139,250	0.13	$6.22	139,250	$6.22
$11.59 - $11.59	20,080	1.13	11.59	20,080	11.59
$12.21 - $12.21	77,400	1.18	12.21	77,400	12.21
$19.6 - $28.79	29,469	2.65	23.56	29,469	23.56
$38.4 - $38.4	10,360	4.14	38.4	10,360	38.40
$47.5 - $47.5	17,687	5.13	47.5	17,687	47.50
$65.36 - $65.36	20,395	6.15	65.36	15,297	65.36
$65.45 - $65.45	17,140	6.13	65.45	12,345	65.45
$73.52 - $73.52	50,000	6.58	73.52	37,500	73.52
$85.99 - $85.99	35,800	7.15	85.99	17,904	85.99
	417,581	2.78	$31.58	377,292	$26.72
The Company recorded compensation expense relating to outstanding options of $570, $649 and $729 in general and administrative expense for the years ended December 31, 2018, 2017 and 2016, respectively. Total cash received for the years ended December 31, 2018, 2017 and 2016, related to option exercises was $1,169, $1,266 and $1,444, respectively. At December 31, 2018, there was $344 of total unrecognized compensation expense related to non-vested stock options under the Plan. That cost is expected to be recognized over a weighted-average period of 0.72 years. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense at December 31, 2018 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.

Common Stock Granted to Employees and Directors
The Company recorded $10,606, $8,072 and $7,316 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2018, 2017 and 2016, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.2% of unvested awards outstanding as of December 31, 2018, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2018 there was $10,870 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.00 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2015	318,409	$55.75
Granted	119,931	87.61
Released	(128,808)	50.05
Cancelled	(9,947)	67.36
Unreleased at December 31, 2016	299,585	$70.57
Granted	95,392	74.49
Released	(120,323)	63.95
Cancelled	(8,179)	77.25
Unreleased at December 31, 2017	266,475	$74.76
Granted	85,066	86.14
Released	(116,656)	72.38
Cancelled	(11,771)	80.96
Unreleased at December 31, 2018	223,114	$80.02

Performance-based Stock Units
In 2017, the CNG Committee changed its compensation for executives to issue performance-based stock units (the "PSUs") as a replacement for stock option awards. The PSUs granted to executives represent the right to earn shares of the Company's common stock. These awards have two financial performance components: (1) the Company's core FFO performance ("FFO Target"), and (2) the Company's total stockholder return relative to the performance of a defined group of peers ("TSR Target"). Each of these performance components are weighted 50% and are measured over the performance period, which is defined as the three-year period ending December 31 from the year of grant. At the end of the performance period, the financial performance components are reviewed to determine the number of shares actually granted to executives, which can be as low as zero shares and up to a maximum of two shares issued for each PSU. A summary of the PSU activity is as follows:

Performance-Based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	30,071	83.84
Unvested at December 31, 2017	30,071	$83.84
Granted	28,735	96.19
Unvested at December 31, 2018	58,806	$89.87

The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company's common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using the following assumptions:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Year Ended December 31,
	2018	2017
Intrinsic value	$5,321	$2,630
Compensation cost	$1,873	$840
Risk-free rate	2.37%	1.62%
Volatility	22.6%	21.4%
Expected term (in years)	2.9	2.8
Dividend yield	—%	—%
Unrecognized compensation cost	$2,739	$1,681
Term over which unrecognized compensation cost recognized	2	2
Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are issued, so a dividend yield of zero was used. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2018 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
15.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2018, 2017 and 2016, the Company made matching contributions to the plan of $2,833, $2,212 and $1,944, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.
16.     INCOME TAXES
As a REIT, the Company is generally not subject to federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat one of its corporate subsidiaries, Extra Space Management, Inc., as a TRS. In general, the Company’s TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax. The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company has elected to use the Tax-Law-Ordering approach to determine when excess tax benefits will be realized.

The income tax provision for the years ended December 31, 2018, 2017 and 2016, is comprised of the following components:

	For the Year Ended December 31, 2018
	Federal	State	Total
Current expense	$9,136	$2,426	$11,562
Tax credits/true-up	(5,841)	(175)	(6,016)
Change in deferred expense/(benefit)	3,730	(32)	3,698
Total tax expense	$7,025	$2,219	$9,244

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Year Ended December 31, 2017
	Federal	State	Total
Current expense	$5,677	$1,662	$7,339
Tax credits/true-up	(5,573)	(383)	(5,956)
Change in deferred expense	1,700	542	2,242
Total tax expense	$1,804	$1,821	$3,625

	For the Year Ended December 31, 2016
	Federal	State	Total
Current expense	$14,627	$2,368	$16,995
Tax credits/true-up	(312)	—	(312)
Change in deferred benefit	(369)	(467)	(836)
Total tax expense	$13,946	$1,901	$15,847
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2018		2017		2016
Expected tax at statutory rate	$95,828	21.0%	$186,274	35.0%	$144,708	35.0%
Non-taxable REIT income	(83,022)	(18.2)%	(170,811)	(32.1)%	(131,112)	(31.7)%
State and local tax expense - net of federal benefit	2,385	0.5%	2,306	0.4%	2,399	0.6%
Change in valuation allowance	(1,052)	(0.2)%	159	—%	(845)	(0.2)%
Tax credits/true-up	(6,016)	(1.3)%	(5,956)	(1.1)%	(312)	(0.1)%
Remeasurement of deferred balances	—	—%	(8,460)	(1.6)%	—	—%
Miscellaneous	1,121	0.2%	113	—%	1,009	0.2%
Total provision	$9,244	2.0%	$3,625	0.6%	$15,847	3.8%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Fixed assets	$(20,907)	$(15,271)
Other	(96)	(108)
State deferred taxes	(3,076)	(2,822)
Total deferred tax liabilities	(24,079)	(18,201)

Deferred tax assets:
Captive insurance subsidiary	324	252
Accrued liabilities	1,772	873
Stock compensation	1,604	1,287
Solar credit	—	43
Other	53	57
SmartStop TRS	219	219
State deferred taxes	7,196	7,802
Total deferred tax assets	11,168	10,533

Valuation allowance	(3,872)	(4,924)

Net deferred income tax liabilities	$(16,783)	$(12,592)
The state income tax net operating losses expire between 2019 and 2036. The valuation allowance is associated with the state income tax net operating losses. The tax years 2014 through 2017 remain open related to the state returns, and 2015 through 2017 for the federal returns.
Federal tax reform legislation that was enacted on December 22, 2017 (commonly known as the Tax Cuts and Jobs Act) (the “2017 Tax Legislation”) made substantial changes to the Internal Revenue Code. Among those changes were a reduction in the U.S. federal corporate tax rate from the previous rate of 35% to 21%, the elimination or modification of various allowed deductions, and a deduction for REIT stockholders that are individuals, trusts and estates of up to 20% of ordinary REIT dividends. Many of the provisions of the 2017 Tax Legislation required guidance through the issuance of Treasury regulations in order to assess their effect. It is possible that there will be technical corrections legislation proposed with respect to the 2017 Tax Legislation, the effect of which cannot be predicted and may be adverse to the Company or its stockholders.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Legislation enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Legislation for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Legislation is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Legislation. The Company recorded a provisional estimate of the impact of the 2017 Tax Legislation for the year ended December 31, 2017. The SAB 118 measurement period closed on December 22, 2018. The Company's accounting for the 2017 Tax Legislation under SAB 118 has been finalized with no additional adjustments.
For the year ended December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The tax benefit recorded related to the remeasurement of the deferred tax balance and valuation allowance was $8,606, which is included as a component of income

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

tax expense for the year ended December 31, 2017. The Company made no additional adjustments to this initial remeasurement for the year ended December 31, 2018.
17.     SEGMENT INFORMATION

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

The Company’s segments, prior to 2017, were comprised of three reportable segments: (1) rental operations; (2) tenant reinsurance; and (3) property management, acquisition and development. Based on how the CODMs reviews performance and makes decisions, the Company realigned its segments into two reportable segments: (1) self-storage operations and (2) tenant reinsurance. The self-storage operations activities include rental operations of wholly-owned stores. The Company's consolidated revenues equal total segment revenues plus property management fees and other income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is property management fees and other income.

For all periods presented, substantially all of our real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. The prior periods have been restated to conform to the current presentation. Financial information for the Company’s business segments is set forth below:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2018	2017	2016
Revenues:
Self-Storage Operations	$1,039,340	$967,229	$864,742
Tenant Reinsurance	115,507	98,401	87,291
Total segment revenues	1,154,847	1,065,630	$952,033

Operating expenses:
Self-Storage Operations	$291,695	$271,974	$250,005
Tenant Reinsurance	25,707	19,173	15,555
Total segment operating expenses	$317,402	$291,147	$265,560

Net operating income:
Self-Storage Operations	747,645	695,255	$614,737
Tenant Reinsurance	89,800	79,228	71,736
Total segment net operating income:	$837,445	$774,483	$686,473

Total segment net operating income	$837,445	$774,483	$686,473
Other components of net income (loss):
Property management fees and other income	41,757	39,379	39,842
General and administrative expense	(81,256)	(78,961)	(81,806)
Depreciation and amortization expense	(209,050)	(193,296)	(182,560)
Acquisition and other related costs(1)	—	—	(12,111)
Gain on real estate transactions, earnout from prior acquisitions and impairment of real estate	30,807	112,789	8,465
Interest expense	(178,436)	(153,511)	(133,479)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(4,687)	(5,103)	(4,980)
Interest income	5,292	6,736	10,998
Equity in earnings of unconsolidated real estate ventures	14,452	15,331	12,895
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of partners' interests	—	—	69,199
Income tax expense	(9,244)	(3,625)	(15,847)
Net income	$447,080	$514,222	$397,089

(1)    Beginning January 1, 2017, acquisition related costs have been capitalized due to the adoption of ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

18.     COMMITMENTS AND CONTINGENCIES
The Company has operating leases on its corporate offices and owns 23 stores that are subject to leases. At December 31, 2018, future minimum rental payments under these non-cancelable operating leases were as follows (unaudited):

Less than 1 year	$8,203
Year 2	8,307
Year 3	8,137
Year 4	7,837
Year 5	7,021
Thereafter	111,653
$151,158
The Company recorded expense of $8,229, $6,898 and $4,578 related to operating leases in the years ended December 31, 2018, 2017 and 2016, respectively.
The Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. As of December 31, 2018, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
As of December 31, 2018, the Company was under agreement to acquire 18 stores at a total purchase price of $271,526. Of these stores, 16 are scheduled to close in 2019 at a purchase price of $247,498, and two are scheduled to close in 2020 at a purchase price of $24,028. Additionally, the Company is under agreement to acquire 13 stores with joint venture partners, for a total investment of $73,860. Eleven of these stores are scheduled to close in 2019, while the remaining two are scheduled to close in 2020.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

19.     SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$285,485	$296,813	$306,953	$307,353
Cost of operations	151,573	152,097	153,362	150,676
Revenues less cost of operations	$133,912	$144,716	$153,591	$156,677
Net income	$95,430	$102,713	$139,687	$109,250
Net income attributable to common stockholders	$88,256	$95,153	$130,418	$101,462
Earnings per common share—basic	$0.70	$0.75	$1.03	$0.80
Earnings per common share—diluted	$0.70	$0.75	$1.02	$0.80
	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$263,008	$276,003	$284,156	$281,842
Cost of operations	138,805	139,596	144,275	140,728
Revenues less cost of operations	$124,203	$136,407	$139,881	$141,114
Net income	$89,734	$94,098	$101,075	$229,315
Net income attributable to common stockholders	$82,282	$87,006	$93,742	$215,983
Earnings per common share—basic	$0.65	$0.69	$0.74	$1.71
Earnings per common share—diluted	$0.64	$0.69	$0.74	$1.69
20.     SUBSEQUENT EVENTS
Subsequent to year end, the Company acquired its joint venture partner's interests in Extra Space West One LLC and Extra Space West Two LLC. The 12 stores owned by these joint ventures are now wholly-owned by the Company. The Company paid cash of $172,515 and assumed an existing loan of $17,157.

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
As of December 31, 2018

				Building and Improvements Initial Cost	Adjustments and Costs to Land and Building Subsequent to Acquisition	Gross carrying amount at December 31, 2018
Self - Storage Facilities by State:	Store Count		Land Initial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	8	$30,215	$7,690	$42,770	$3,156	$7,691	$45,925	$53,616	$6,928
AZ	23	39,974	27,535	117,304	8,680	27,533	125,986	153,519	20,509
CA	146	699,982	446,176	1,069,102	91,467	446,863	1,159,882	1,606,745	227,969
CO	15	39,092	15,700	62,816	14,186	15,887	76,815	92,702	16,942
CT	7	23,869	9,875	50,966	3,861	9,874	54,828	64,702	8,279
FL	86	331,556	161,109	579,419	45,736	161,573	624,691	786,264	115,603
GA	59	104,806	77,306	372,157	22,117	77,290	394,290	471,580	48,711
HI	9	39,644	17,663	133,870	5,094	17,663	138,964	156,627	21,756
IL	31	58,189	44,427	225,423	21,944	43,449	248,345	291,794	35,630
IN	15	11,149	12,447	58,247	5,118	12,447	63,365	75,812	9,767
KS	1	—	366	1,897	529	366	2,426	2,792	997
KY	11	34,817	8,640	68,679	4,558	8,640	73,237	81,877	9,813
LA	2	—	6,114	8,541	1,297	6,115	9,837	15,952	3,919
MA	45	126,966	72,445	254,383	36,722	72,626	290,924	363,550	71,855
MD	32	140,841	99,147	284,253	14,408	97,180	300,628	397,808	61,719
MI	7	8,639	9,583	51,359	2,025	9,583	53,384	62,967	4,206
MN	4	—	6,681	42,252	277	6,681	42,529	49,210	1,348
MO	5	5,981	4,129	15,444	3,510	4,086	18,997	23,083	6,752
MS	3	—	2,420	20,849	1,403	2,420	22,252	24,672	1,983
NC	18	33,835	31,969	104,104	3,769	31,967	107,875	139,842	8,128
NH	2	6,024	754	4,054	1,108	817	5,099	5,916	2,225
NJ	59	201,091	134,032	560,512	34,227	134,479	594,292	728,771	113,188
NM	11	22,055	32,252	71,142	4,177	32,252	75,319	107,571	7,175
NV	14	35,797	15,252	74,376	4,081	15,252	78,457	93,709	8,114
NY	23	97,930	122,835	240,816	29,767	123,570	269,848	393,418	52,400
OH	17	43,789	17,788	50,493	5,983	17,787	56,477	74,264	11,500
OR	6	30,885	7,906	39,576	1,414	7,906	40,990	48,896	6,389
PA	17	34,544	23,376	132,317	9,331	22,668	142,356	165,024	19,949
RI	2	10,327	3,191	6,926	1,176	3,191	8,102	11,293	2,676
SC	23	44,560	37,075	135,760	8,834	37,076	144,593	181,669	18,349
TN	17	49,475	25,938	91,497	7,321	25,938	98,818	124,756	15,043
TX	99	279,717	169,160	648,128	52,440	169,012	700,716	869,728	91,986
UT	10	16,625	9,008	39,295	10,044	9,008	49,339	58,347	8,925
VA	46	228,363	139,318	414,335	16,668	139,319	431,002	570,321	56,712
WA	8	33,203	12,528	47,645	2,349	12,530	49,992	62,522	9,965
DC	1	9,038	14,394	18,172	356	14,394	18,528	32,922	1,311
Other corporate assets		—	—	2,202	116,855	—	119,057	119,057	32,473
Intangible tenant relationships and lease rights		—	—	132,000	—	—	132,000	132,000	121,238
Construction in Progress/Undeveloped Land		—	10,937	—	48,034	7,359	51,612	58,971	6
Totals	882	$2,872,978	$1,837,166	$6,273,080	$644,023	$1,832,492	$6,921,777	$8,754,269	$1,262,438

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Operating facilities
Balance at beginning of year	$8,158,741	$7,649,448	$6,392,487
Acquisitions	459,223	628,391	1,159,304
Improvements	64,336	71,090	92,480
Transfers from construction in progress	49,449	19,079	26,400
Dispositions and other	(22,434)	(209,267)	(21,223)
Balance at end of year	$8,709,315	$8,158,741	$7,649,448
Accumulated depreciation:
Balance at beginning of year	$1,060,060	$900,861	$728,087
Depreciation expense	203,030	185,903	174,906
Dispositions and other	(652)	(26,704)	(2,132)
Balance at end of year	$1,262,438	$1,060,060	$900,861
Real estate under development/redevelopment:
Balance at beginning of year	$33,750	$21,860	$24,909
Current development	60,677	33,484	23,404
Transfers to operating facilities	(49,449)	(19,079)	(26,400)
Dispositions and other	(24)	(2,515)	(53)
Balance at end of year	$44,954	$33,750	$21,860
Net real estate assets	$7,491,831	$7,132,431	$6,770,447
As of December 31, 2018, the aggregate cost of real estate for U.S. federal income tax purposes was $7,306,350.

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

(ii)	Internal Control over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)	Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Extra Space Storage Inc.
Opinion on Internal Control over Financial Reporting
We have audited Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
February 26, 2019

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
Item 9B.     Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018.
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
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018.

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

3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 3, 2007).
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 29, 2013).
3.4	Second Amended and Restated Bylaws of Extra Space Storage Inc.(incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 17, 2018)
3.5	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2013).
3.6	Declaration of Trust of ESS Holdings Business Trust II.(1)
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

10.6	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.7	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).
10.8	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference to Exhibit 10.26 of Form 10-K filed on February 26, 2010).
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

10.12
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

10.19*	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010)
10.20*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.21*	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.22*	Extra Space Storage 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 20, 2007).
10.23
Note Purchase Agreement, dated as of June 29, 2017, by and among Extra Space Storage Inc., Extra Space Storage LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 30, 2017).

10.24
Note Purchase Agreement, dated as of May 25, 2018, by and among Extra Space Storage Inc., Extra Space Storage LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2018).

10.25
Amended and Restated Credit Agreement, dated as of December  7, 2018, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents and lead arrangers and book runners, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2018).

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
101
The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements(2).

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

EXTRA SPACE STORAGE INC.
Date: February 26, 2019	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2019	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2019	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2019	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: February 26, 2019	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman of the Board

Date: February 26, 2019	By:	/s/ ASHLEY DREIER
Ashley Dreier Director

Date: February 26, 2019	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 26, 2019	By:	/s/ DENNIS LETHAM
Dennis Letham Director

Date: February 26, 2019	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 26, 2019	By:	/s/ ROGER B. PORTER
Roger B. Porter Director