Form 10-Q
period 2019-03-31
Extra Space Storage Inc.
filed 2019-05-07
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

2795 East Cottonwood Parkway, Suite 300
Salt Lake City, Utah 84121
(Address of principal executive offices)

Registrant’s telephone number, including area code: (801) 365-4600

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading symbol	Name of each exchange on which registered

Common Stock, $0.01 par value	EXR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2019, was 127,453,654.

Table of Contents

EXTRA SPACE STORAGE INC.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information presented in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates” or “intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Real estate assets, net	$7,688,617	$7,491,831
Real estate assets - operating lease right-of-use assets	94,198	—
Investments in unconsolidated real estate ventures	161,029	125,326
Cash and cash equivalents	38,988	57,496
Restricted cash	7,840	15,194
Other assets, net	141,842	158,131
Total assets	$8,132,514	$7,847,978
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,101,958	$4,137,213
Exchangeable senior notes, net	564,136	562,374
Notes payable to trusts	—	30,928
Revolving lines of credit	335,000	81,000
Operating lease liabilities	103,578	—
Cash distributions in unconsolidated real estate ventures	44,570	45,197
Accounts payable and accrued expenses	99,302	101,461
Other liabilities	110,158	104,383
Total liabilities	5,358,702	5,062,556
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 127,392,050 and 127,103,750 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,274	1,271
Additional paid-in capital	2,648,723	2,640,705
Accumulated other comprehensive income	11,807	34,650
Accumulated deficit	(277,655)	(262,902)
Total Extra Space Storage Inc. stockholders' equity	2,384,149	2,413,724
Noncontrolling interest represented by Preferred Operating Partnership units, net	176,264	153,096
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	213,399	218,602
Total noncontrolling interests and equity	2,773,812	2,785,422
Total liabilities, noncontrolling interests and equity	$8,132,514	$7,847,978

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Property rental	$271,003	$247,886
Tenant reinsurance	29,797	27,034
Management fees and other income	10,746	10,565
Total revenues	311,546	285,485
Expenses:
Property operations	78,765	72,753
Tenant reinsurance	6,967	5,607
General and administrative	22,678	21,464
Depreciation and amortization	54,659	51,749
Total expenses	163,069	151,573
Income from operations	148,477	133,912
Interest expense	(47,360)	(40,966)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,162)	(1,209)
Interest income	1,388	1,438
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	101,343	93,175
Equity in earnings of unconsolidated real estate ventures	2,630	3,597
Income tax expense	(1,813)	(1,342)
Net income	102,160	95,430
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,163)	(3,390)
Net income allocated to Operating Partnership and other noncontrolling interests	(4,227)	(3,784)
Net income attributable to common stockholders	$94,770	$88,256
Earnings per common share
Basic	$0.74	$0.70
Diluted	$0.74	$0.70
Weighted average number of shares
Basic	127,037,247	125,772,439
Diluted	134,289,716	132,682,560
Cash dividends paid per common share	$0.86	$0.78

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$102,160	$95,430
Other comprehensive income/(loss):
Change in fair value of interest rate swaps	(23,993)	23,063
Total comprehensive income	78,167	118,493
Less: comprehensive income attributable to noncontrolling interests	6,240	8,256
Comprehensive income attributable to common stockholders	$71,927	$110,237

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

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests						Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership
	Series A	Series B	Series C	Series D	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2018	$14,756	$41,902	$4,374	$92,064	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	169,021	3	1,754	—	—	1,757
Restricted stock grants issued	—	—	—	—	—	—	35,022	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	—	—	—	(1,244)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	—	—	—	2,954	—	—	2,954
Redemption of Operating Partnership units for stock	—	—	—	—	(3,310)	—	85,501	—	3,310	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	—	—	—	23,447	—	—	—	—	—	—	—	23,447
Net income (loss)	1,194	629	308	1,033	4,235	(9)	—	—	—	—	94,770	102,160
Other comprehensive income (loss)	(147)	—	—	—	(1,003)	—	—	—	—	(22,843)	—	(23,993)
Distributions to Operating Partnership units held by noncontrolling interests	(1,326)	(629)	(308)	(1,033)	(5,116)	—	—	—	—	—	—	(8,412)
Dividends paid on common stock at $0.86 per share	—	—	—	—	—	—	—	—	—	—	(109,523)	(109,523)
Balances at March 31, 2019	$14,477	$41,902	$4,374	$115,511	$213,168	$231	127,392,050	$1,274	$2,648,723	$11,807	$(277,655)	$2,773,812

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$102,160	$95,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,659	51,749
Amortization of deferred financing costs	3,034	3,021
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	1,162	1,209
Compensation expense related to stock-based awards	2,954	2,726
Distributions from unconsolidated real estate ventures in excess of earnings	1,732	1,501
Changes in operating assets and liabilities:
Other assets	(305)	(737)
Accounts payable and accrued expenses	6,418	10,434
Other liabilities	(2,475)	6,275
Net cash provided by operating activities	169,339	171,608
Cash flows from investing activities:
Acquisition of real estate assets	(212,552)	(76,122)
Development and redevelopment of real estate assets	(15,846)	(11,106)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	—	753
Investment in unconsolidated real estate ventures	(17,395)	(438)
Return of investment in unconsolidated real estate ventures	—	47,944
Principal payments received from notes receivable	—	9,172
Purchase of equipment and fixtures	(1,182)	(1,131)
Net cash used in investing activities	(246,975)	(30,928)
Cash flows from financing activities:
Proceeds from notes payable and revolving lines of credit	424,000	162,000
Principal payments on notes payable and revolving lines of credit	(225,020)	(168,204)
Principal payments on notes payable to trusts	(30,928)	—
Deferred financing costs	(100)	(117)
Repurchase of exchangeable senior notes	—	(58,464)
Net proceeds from exercise of stock options	1,757	799
Redemption of Operating Partnership units held by noncontrolling interests	—	(2,558)
Contributions from noncontrolling interests	—	120
Dividends paid on common stock	(109,523)	(98,327)
Distributions to noncontrolling interests	(8,412)	(7,909)
Net cash provided by (used in) financing activities	51,774	(172,660)
Net decrease in cash, cash equivalents, and restricted cash	(25,862)	(31,980)
Cash, cash equivalents, and restricted cash, beginning of the period	72,690	86,044
Cash, cash equivalents, and restricted cash, end of the period	$46,828	$54,064

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Supplemental schedule of cash flow information
Interest paid	$45,165	$37,007
Income taxes paid (received)	(177)	492
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(3,310)	$—
Common stock and paid-in capital	3,310	—
Establishment of operating lease right-of-use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$95,506	$—
Operating lease liabilities	(104,863)	—
Accounts payable and accrued expenses	9,357	—
Acquisitions of real estate assets
Real estate assets, net	$19,937	$489
Notes payable assumed	(17,157)	—
Investment in unconsolidated real estate ventures	(2,780)	(489)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$780	$526
Development and redevelopment of real estate assets	—	1,381
Accounts payable and accrued expenses	(780)	(1,907)
Contribution of Preferred OP Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$23,447	$—
Value of Preferred Operating Partnership units issued	(23,447)	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2019, the Company had direct and indirect equity interests in 1,119 stores. In addition, the Company managed 577 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,696. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842),” which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 requires entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are measured at their present value and accounted for using the effective interest method. The accounting for the leased asset differs slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The Company adopted the standard using the modified retrospective approach as of January 1, 2019. The Company elected the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and nonlease components. The Company did not record a significant cumulative catch-up adjustment to retained earnings upon adoption of ASU 2016-02. The primary impact was related to the Company's 21 operating ground leases and two corporate facility leases under which it serves as lessee. The Company recognized lease liabilities of $104,863 and right-of-use assets related to operating leases totaling $95,506 as of the adoption date. Refer to Note 13 for further discussion of the Company's leases.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." ASU 2018-15 amends the accounting for implementation costs incurred in a hosting arrangement that is a service contract, and aligns them with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 also requires that entities amortize the capitalized implementation costs over the term of the hosting arrangement. ASU 2018-15 is effective for annual periods beginning after December 15, 2020, with early adoption permitted, including early adoption in any interim period. The Company adopted this standard on a prospective basis as of October 1, 2018. The adoption of this standard did not have a material impact on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The Company is evaluating the impact this new standard will have on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASU 2016-02). This new standard will be effective for the Company on January 1, 2020. The Company is evaluating the impact this new standard will have on its consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - cash flow hedge swap agreements	$—	$25,908	$—
Other liabilities - cash flow hedge swap agreements	$—	$9,307	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2019 or December 31, 2018.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of March 31, 2019, the Company had one operating store classified as held for sale and one parcel of land classified as held for sale which are included in real estate assets, net. The estimated fair value less selling costs for each of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded.

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

In connection with the Company’s acquisition of stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their relative fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Any debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are capitalized as part of the purchase price.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 approximate fair value. Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$116,957	$119,735	$115,467	$119,735
Fixed rate notes payable and notes payable to trusts	$3,057,072	$3,051,171	$2,985,731	$3,022,414
Exchangeable senior notes	$660,894	$575,000	$620,149	$575,000

4.	EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series C Convertible Redeemable Preferred Units (“Series C Units”), Series D Redeemable Preferred Units (“Series D Units” and, together with the Series A Units, Series B Units and Series C Units, the “Preferred OP Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three months ended March 31, 2019, there were no anti-dilutive options. For the three months ended March 31, 2018, options to purchase an aggregate of approximately 40,956 shares of common stock were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended March 31, 2019 and 2018 was $96.05 and $84.11, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2019	2018
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	436,254	498,183
Series C Units	129,763	352,385
Series D Units	1,083,265	1,094,555
	1,649,282	1,945,123

The Operating Partnership had no amounts issued and outstanding of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) as of March 31, 2019, as the remaining principal balance had been redeemed in July 2018. Prior to their redemption, the 2013 Notes could potentially have had a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of March 31, 2019. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $92.55 per share as of March 31, 2019, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three months ended March 31, 2019 and 2018, zero and 81,382 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three months ended March 31, 2019 and 2018, 226,527 and zero shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share. The exchange price exceeded the average per share price of the Company’s common stock during the three months ended March 31, 2018.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to common stockholders	$94,770	$88,256
Earnings and dividends allocated to participating securities	(167)	(178)
Earnings for basic computations	94,603	88,078
Earnings and dividends allocated to participating securities	—	178
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	5,429	4,941
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)
Net income for diluted computations	$99,460	$92,625

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	127,037,247	125,772,439
OP Units	5,960,981	5,663,370
Series A Units	875,480	875,480
Shares related to exchangeable senior notes and dilutive stock options	416,008	371,271
Average number of common shares outstanding - diluted	134,289,716	132,682,560
Earnings per common share
Basic	$0.74	$0.70
Diluted	$0.74	$0.70
5.    STORE ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2019 and 2018. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

			Consideration Paid					Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Real estate assets
Q1 2019	14	(1)	$223,740	$202,890	$17,157	$2,780	$913	$223,740

Q1 2018	5	(2)	$70,787	$70,171	$—	$489	$127	$70,787

(1) Store acquisitions during the three months ended March 31, 2019 include the purchase of 12 stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' remaining equity interests in the joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. No gain or loss was recognized as a result of this acquisition.

(2) Store acquisitions during the three months ended March 31, 2018 include the acquisition of one store that had been owned by a joint venture in which the Company held a noncontrolling interest. No gain or loss was recognized as a result of this acquisition.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

6.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES
Investments in unconsolidated real estate ventures represent the Company's noncontrolling interests in properties. The Company accounts for these investments using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.
In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash or profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash or profits than its equity interest.

The Company separately reports investments with net equity less than zero in cash distributions in unconsolidated real estate ventures in the condensed consolidated balance sheets. The net equity of certain joint ventures is less than zero because distributions have exceeded the Company's investment in and share of income from these joint ventures. This is generally the result of financing distributions, capital events or operating distributions that are usually greater than net income, as net income includes non‑cash charges for depreciation and amortization while distributions do not.

During the three months ended March 31, 2019, the Company contributed a total of $40,843 to its joint ventures for the purchase of one operating store and six stores acquired at the issuance of certificate of occupancy.
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	March 31,		December 31,
				2019		2018
PRISA Self Storage LLC	85	4%	4%	$9,292		$9,334
Storage Portfolio II JV LLC	36	10%	30%	(4,539)		(4,233)
Storage Portfolio I LLC	24	34%	49%	(38,186)		(38,129)
VRS Self Storage, LLC	16	45%	54%	18,002		18,281
Extra Space Northern Properties Six LLC	10	10%	35%	(1,793)		(1,700)
WICNN JV LLC	9	10%	25%	32,859		26,885
Alan Jathoo JV LLC	9	10%	10%	8,132		8,180
ESS Bristol Investments LLC	8	10%	28%	3,025		2,331
GFN JV, LLC	5	10%	25%	12,429		10,586
Extra Space West Two LLC	—	5%	40%	—	(2)	3,818
Extra Space West One LLC	—	5%	40%	—	(2)	(1,038)
Other minority owned stores	22	10-50%	19-50%	77,238		45,814
Net Investments in and Cash distributions in unconsolidated real estate ventures	224			$116,459		$80,129
(1) Includes pro-rata equity ownership share and promoted interest.
(2) In January 2019, the Company purchased its joint venture partners' 95% interests in the Extra Space West One LLC and Extra Space West Two LLC joint ventures, which owned a total of 12 stores. The Company paid $172,505 of cash to acquire the equity interests, and subsequent to this acquisition, the Company owned 100% of the joint ventures and the related stores.

On February 2, 2018, the Company and Teachers REA II LLC ("TIAA") entered into the Third Amendment to Amended and Restated Limited Liability Company Agreement of Storage Portfolio I LLC (the "Amendment"). The Amendment was deemed effective as of January 1, 2018. Under the Amendment, the Company's capital percentage in Storage Portfolio I LLC ("SP I") increased from 25.0% to 34.0%, and its excess profit participation percentage increased from 40.0% to 49.0%, among other changes. Additionally, SP I refinanced its mortgage loan and the Company received a financing distribution of $47,944, which was recorded as a reduction in the Company's investment in SP I. The Company continues to account for its investment in SP I under the equity method of accounting.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

7.    VARIABLE INTERESTS

The Operating Partnership had three wholly-owned unconsolidated subsidiaries (“Trust,” “Trust II” and “Trust III,” together, the “Trusts”) that had issued trust preferred securities to third parties and common securities to the Operating Partnership. The proceeds from the sale of the preferred and common securities were loaned in the form of notes to the Operating Partnership. The Trusts were variable interest entities ("VIEs") because the holders of the equity investment at risk (the trust preferred securities) did not have the power to direct the activities of the entities that most significantly affect the entities’ economic performance because of their lack of voting or similar rights. Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment was not considered an equity investment at risk. The Operating Partnership’s investment in the Trusts was not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the Trusts. Since the Company was not the primary beneficiary of the Trusts, they were not consolidated. A debt obligation was recorded in the form of notes for the proceeds as discussed above, which were owed to the Trusts. The Company had also included its investment in the Trusts’ common securities in other assets on the condensed consolidated balance sheets.

During the year ended December 31, 2018, the Company repaid a total principal amount of $88,662, representing all of the notes payable to Trust III, all of the notes payable to Trust II, and all but $30,928 of the notes payable to Trust. The Trusts used the proceeds from these repayments to redeem their preferred and common securities. During the three months ended March 31, 2019, the Company repaid the remaining balance of $30,928 of notes payable to Trust.

During the time they were outstanding, the Company did not provide financing or other support during the periods presented to the Trusts that it was not previously contractually obligated to provide. The Company’s maximum exposure to loss as a result of its involvement with the Trusts was equal to the total amount of the notes discussed above less the amounts of the Company’s investments in the Trusts’ common securities. The net amount was equal to the notes payable that the Trusts owed to third parties for their investments in the Trusts’ preferred securities.

The Company had no consolidated VIEs during the three months ended March 31, 2019.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2019 and 2018, such derivatives were

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $13,649 will be reclassified and reduce interest expense.

The Company held 28 derivative financial instruments which had a total combined notional amount of $2,287,824 as of March 31, 2019.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:	Fair Value
Other assets	$25,908	$42,324
Other liabilities	$9,307	$2,131

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain reclassified from OCI For the Three Months Ended March 31,
Type	2019	2018		2019	2018
Swap Agreements	$(19,576)	$23,317	Interest expense	$4,462	$240

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

As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9,889. As of March 31, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2019, it could have been required to cash settle its obligations under the agreements at their termination value of $9,889, including accrued interest.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of March 31, 2019 was approximately 10.81 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

Additionally, the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended March 31, 2019.

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

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the 2013 Notes and 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discounts are amortized as interest expense over the remaining period of the debt through its first redemption date: July 1, 2018 for the 2013 Notes, and October 1, 2020 for the 2015 Notes. The effective interest rate on the liability components of the 2013 Notes and the 2015 Notes is 4.0%, which approximated the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the Company’s 2015 Notes, including the total carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount was as follows for the periods indicated:

	March 31, 2019	December 31, 2018
Carrying amount of equity component	$22,597	$22,597
Principal amount of liability component	$575,000	$575,000
Unamortized discount - equity component	(7,255)	(8,417)
Unamortized debt issuance costs	(3,609)	(4,209)
Net carrying amount of liability components	$564,136	$562,374

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the 2015 Notes were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Contractual interest	$4,492	$4,561
Amortization of discount	1,162	1,209
Total interest expense recognized	$5,654	$5,770

10.	STOCKHOLDERS’ EQUITY

On May 6, 2016, the Company filed its $400,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with five sales agents. During the three months ended March 31, 2019, the Company did not issue any shares and had $257,929 available for issuance under the equity distribution agreements.

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

At March 31, 2019 and December 31, 2018, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. Noncontrolling interests in Preferred OP Units were presented net of notes receivable from preferred OP unit holders of $108,644 as of March 31, 2019 and December 31, 2018, as more fully described below.

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
The Series A Units were issued in June 2007. Series A Units in the amount of $101,700 bear a fixed priority return of 2.3% and originally had a fixed liquidation value of $115,000. The remaining balance participates in distributions with, and has a liquidation value equal to that of the OP Units. The Series A Units are redeemable at the option of the holder, which redemption obligation may be satisfied, at the Company’s option, in cash or shares of its common stock. As a result of the redemption of 114,500 Series A Units in October 2014, the remaining fixed liquidation value was reduced to $101,700, which represents 875,480 Series A Units. On April 18, 2017, the holder of the Series A Units and the Operating Partnership agreed to reduce the fixed priority return on the Series A Units from 5.0% to 2.3% in exchange for a reduction in the interest rate of the related loan, as more fully described below.

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

The Series B Units were issued in 2013 and 2014 and have a liquidation value of $25.00 per unit for a fixed liquidation value of $41,902, which represents 1,676,087 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Convertible Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units rank junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series C Units were issued in 2013 and 2014 and have a liquidation value of $42.10 per unit for a fixed liquidation value of $12,462, which represents 296,020 Series C Units. From issuance to the fifth anniversary of issuance, each Series C Unit holder will receive quarterly distributions equal to the quarterly distribution per OP Unit plus $0.18. Beginning on the fifth anniversary of issuance, each Series C Unit holder will receive a fixed quarterly distribution equal to the aggregate quarterly distribution payable in respect of such Series C Unit during the four quarters immediately preceding the fifth anniversary of issuance, divided by four. These distributions are cumulative. The Series C Units became redeemable at the option of the holder one year from the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units are convertible into OP Units at the option of the holder at a rate of 0.9145 OP Units per Series C Unit converted. This conversion option expires upon the fifth anniversary of the date of issuance.

In December 2014, the Operating Partnership loaned certain holders of the Series C Units $20,230. The loan receivable, which was collateralized by the Series C Units, bears interest at 5.0% per annum and matures on December 15, 2024. The Series C Units are shown on the balance sheet net of the loan balance because the borrower under the loan receivable is also the holder of the Series C Units.

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. As part of this conversion, the holders of the Series C

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Units agreed to pledge the OP Units received in the conversion as collateral on the loan receivable to replace the Series C Units that were converted. As of March 31, 2019 and December 31, 2018, the total outstanding balance of the loan receivable was $19,735, of which $8,644 is shown as a reduction of the noncontrolling interests related to the Series C Units and $11,091 is shown as a reduction of the noncontrolling interests related to the OP Units on the Company's consolidated balance sheets. On April 25, 2019, subsequent to quarter-end, the remaining 296,020 Series C Units were converted into 270,710 OP Units.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have been issued at various times from 2014 to 2017. In addition, during the three months ended March 31, 2019, the Operating Partnership issued 937,924 Series D Units valued at $23,447 in conjunction with joint venture acquisitions.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $115,511, which represents 4,620,445 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 90.5% ownership interest in the Operating Partnership as of March 31, 2019. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 9.5% are held by certain former owners of assets acquired by the Operating Partnership.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2019, the ten-day average closing price of the Company's common stock was $100.76 and there were 5,908,750 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2019 and the Company elected to pay the OP Unit holders cash, the Company would have paid $595,366 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2019	2018
OP Units redeemed for common stock	85,501	—
OP Units redeemed for cash	—	30,000
Cash paid for OP Units redeemed	$—	$2,558

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of March 31, 2019. One joint venture owns two operating stores in Texas, an operating store and a development store in Colorado, and the other joint venture owns one operating store in Pennsylvania and one development property in New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.

13.	LEASES

The Company adopted ASC 842, "Leases," effective January 1, 2019 on a modified retrospective basis as allowed under the standard and prior periods have not been restated. The Company elected the package of transition practical expedients, and has therefore (1) not reassessed whether any expired or existing contracts are or contain leases, (2) not reassessed the lease classification for any expired or existing leases, and (3) not reassessed initial direct costs for any expired or existing leases.
Lessee Accounting
The Company recognized lease liabilities of $104,863 and right-of-use assets related to operating leases totaling $95,506 as of the adoption date. These are presented as “Operating lease liabilities” and “Real estate assets-operating lease right-of-use assets” on the Company’s consolidated balance sheets.
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:

•
Leases of real estate at 22 stores classified as wholly-owned. These leases generally have original lease terms between 10-67 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.

•	Leases of its corporate offices and call center. These leases have original lease terms between 5.3 and 12.1 years, with no extension options.

•
Leases of 12 regional offices. These leases have original lease terms between three and five years. The Company has the option on five of these leases to extend the lease term for three additional years.

•
Leases of small district offices. These leases generally have terms of 12 months or less. The Company has made an accounting election to account for these under the short-term lease exception outlined under ASC 842. Therefore, no lease assets or liabilities are recorded related to these leases, and the Company will recognize lease payments as expense on a straight-line basis over the related lease terms.

The Company has included lease extension options in the lease term for calculations of its right-of-use assets and liabilities related to the real estate asset leases at its stores when it is reasonably certain that the Company plans to extend these leases when the options arise.

Several of the leases of real estate at the Company’s stores include escalation clauses based on an index or rate, such as the Consumer Price Index (CPI). The Company included these lease payments in its calculations of right-of-use assets and liabilities based on the prevailing index or rate as of the adoption date. The Company will recognize changes to these variable lease payments in earnings in the period of the change.
One of the real estate leases includes variable lease payments that are based upon a percentage of gross revenues. Certain other leases include additional variable payments relating to a percentage of sales in excess of a specified amount, common area maintenance, property taxes, etc. These payments are variable lease payments that do not depend on an index or rate and are excluded from the measurement of the lease liabilities and right-of-use-assets for these leases. The Company will recognize costs from these variable lease payments in the period in which the obligation for those payments is incurred.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company has signed a lease agreement for a store in New Jersey. The store is currently under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed before the end of 2019. The lease term is 75 years from the lease commencement date, with three 10-year extension options. The Company has also signed a lease agreement for a store in California. The store is under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed in mid-2020. The lease term is 15 years from the lease commencement date, with three 10-year extension options and one 5-year extension option. The Company has not recorded right-of-use assets or lease liabilities related to these leases as of March 31, 2019 as the lease term has not yet commenced for either lease. The lease commencement date will occur when the Company takes possession of the leased asset, and the Company will recognize a lease liability and right-of-use asset relating to the leases at that time.
As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s unsecured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. These discount rates vary depending on the term of the specific leases.
Following is information on our total lease costs as of the period(s) indicated:

March 31, 2019
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$42
Interest expense related to finance lease liabilities	70
Operating lease cost	2,079
Variable lease cost	912
Short-term lease cost	55
Total lease cost	$3,158

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$57
Operating cash outflows for operating lease payments	3,267
Total cash paid for lease liability measurement	$3,324

Right-of-use assets obtained in exchange for new operating lease liabilities	$95,506
Right-of-use assets obtained in exchange for new finance lease liabilities	$8,050
Weighted average remaining lease term - operating leases (years)	23.7
Weighted average remaining lease term - finance leases (years)	72.5
Weighted average discount rate - operating leases	4.05%
Weighted average discount rate - finance leases	4.25%

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
Year 1	$8,281	$232	$8,513
Year 2	8,353	232	8,585
Year 3	8,264	241	8,505
Year 4	7,898	255	8,153
Year 5	7,828	255	8,083
Thereafter	130,052	35,062	165,114
Total	$170,676	$36,277	$206,953
Present value adjustments	(67,098)	(31,484)	(98,582)
Lease liabilities	$103,578	$4,793	$108,371

Lessor Accounting

The Company's property rental revenue is primarily related to rents received from tenants at its operating stores. The Company's leases with its self-storage tenants are generally on month-to-month terms, include automatic monthly renewals, allow flexibility to increase rental rates over time as market conditions permit, and provide for the collection of contingent fees such as late fees. These leases do not include any terms or conditions that allow the tenants to purchase the leased space. All self-storage leases for which the Company acts as lessor have been classified as operating leases. The real estate assets related to the Company's stores are included in Real estate assets, net on the Company's condensed consolidated balance sheets and are presented at historical cost less accumulated depreciation and impairment, if any. Rental income related to these operating leases is included in Property rental revenue on the Company's condensed consolidated statements of operations, and is recognized each month during the month-to-month terms at the rental rate in place during each month.
14.    SEGMENT INFORMATION

The Company’s segment disclosures present the measure used by the chief operating decision makers ("CODMs") for purposes of assessing each segment’s performance. The Company’s CODMs are comprised of several members of its executive management team who use net operating income ("NOI") to assess the performance of the business for the Company’s reportable operating segments. NOI for the Company's self-storage operations represents total property revenue less direct property operating expenses. NOI for the Company's tenant reinsurance segment represents tenant reinsurance revenues less tenant reinsurance expense.

The Company has two reportable segments: (1) self-storage operations and (2) tenant reinsurance. The self-storage operations activities include rental operations of wholly-owned stores. The Company's consolidated revenues equal total segment revenues plus property management fees and other income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is property management fees and other income.

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. The prior periods have been restated to conform to the current presentation. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Self-Storage Operations	$271,003	$247,886
Tenant Reinsurance	29,797	27,034
Total segment revenues	$300,800	$274,920

Operating expenses:
Self-Storage Operations	$78,765	$72,753
Tenant Reinsurance	6,967	5,607
Total segment operating expenses	$85,732	$78,360

Net operating income:
Self-Storage Operations	$192,238	$175,133
Tenant Reinsurance	22,830	21,427
Total segment net operating income:	$215,068	$196,560

Other components of net income (loss):
Property management fees and other income	$10,746	$10,565
General and administrative expense	(22,678)	(21,464)
Depreciation and amortization expense	(54,659)	(51,749)
Interest expense	(47,360)	(40,966)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(1,162)	(1,209)
Interest income	1,388	1,438
Equity in earnings of unconsolidated real estate ventures	2,630	3,597
Income tax expense	(1,813)	(1,342)
Net income	$102,160	$95,430

15.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2019, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of March 31, 2019, the Company was under agreement to acquire six stores at a total purchase price of $67,028. Of these stores, three are scheduled to close in 2019 at a purchase price of $31,600, and three are scheduled to close in 2020 at a purchase price of $35,428. Additionally, the Company is under agreement to acquire six stores with joint venture partners, for a total investment of $25,346. Five of these stores are scheduled to close in 2019 and the remaining store is expected to close in 2020.

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
16.     SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company sold one store located in New York for a total purchase price of $11,781. The Company recognized a gain of approximately $1,200 related to this sale.

On April 25, 2019, all of the Company's 296,020 Series C Units were converted into 270,710 OP Units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2018. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2018 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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
Our stores are generally situated in highly visible locations clustered around large population centers. These areas enjoy above average population growth and income levels. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. To maximize the performance of our stores, we employ industry-leading revenue management systems. Developed internally, these systems enable us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more pro-actively manage revenues.
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

PROPERTIES

As of March 31, 2019, we owned or had ownership interests in 1,119 operating stores. Of these stores, 891 are wholly-owned, four are in consolidated joint ventures, and 224 are in unconsolidated joint ventures. In addition, we managed an additional 577 stores for third parties bringing the total number of stores which we own and/or manage to 1,696. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of March 31, 2019, approximately 930,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2019, the average length of stay was approximately 15.2 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.31 for the three months ended March 31, 2019, compared to $15.65 for the three months ended March 31, 2018. Average annual rent per square foot for new leases was $18.50 for the three months ended March 31, 2019, compared to $17.48 for the three months ended March 31, 2018. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.4% and 4.3%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	March 31, 2019
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,516	1	75,566	12	811,735	21	1,444,817
Arizona	23	1,622,735	7	467,320	12	948,118	42	3,038,173
California	158	12,195,525	41	3,025,712	64	5,879,157	263	21,100,394
Colorado	15	1,006,555	2	186,168	26	1,859,647	43	3,052,370
Connecticut	7	527,073	7	624,603	3	199,868	17	1,351,544
Delaware	—	—	1	76,945	1	68,701	2	145,646
Florida	86	6,599,932	22	1,715,499	81	6,125,434	189	14,440,865
Georgia	59	4,563,780	5	431,277	14	1,071,004	78	6,066,061
Hawaii	9	603,370	—	—	7	399,420	16	1,002,790
Idaho	—	—	—	—	4	420,636	4	420,636
Illinois	31	2,401,157	7	569,218	27	1,863,119	65	4,833,494
Indiana	15	949,675	1	57,286	12	768,938	28	1,775,899
Kansas	1	49,838	2	108,370	1	70,120	4	228,328
Kentucky	11	923,226	1	51,128	4	311,898	16	1,286,252
Louisiana	2	150,555	—	—	1	136,305	3	286,860
Maryland	32	2,586,980	8	618,498	24	1,725,335	64	4,930,813
Massachusetts	45	2,870,740	10	640,127	8	590,529	63	4,101,396
Michigan	7	558,759	4	313,245	1	102,247	12	974,251
Minnesota	4	301,405	—	—	9	610,773	13	912,178
Mississippi	3	215,912	—	—	4	254,990	7	470,902
Missouri	5	332,891	2	119,275	9	650,913	16	1,103,079
Nebraska	—	—	—	—	2	164,094	2	164,094
Nevada	14	1,034,772	4	472,891	6	773,862	24	2,281,525
New Hampshire	2	136,135	2	83,685	1	61,535	5	281,355
New Jersey	59	4,637,859	17	1,245,571	9	715,431	85	6,598,861
New Mexico	11	721,305	3	163,710	9	735,598	23	1,620,613
New York	23	1,706,869	13	1,118,845	15	846,553	51	3,672,267
North Carolina	18	1,319,420	5	367,375	19	1,505,249	42	3,192,044
Ohio	17	1,304,290	5	326,227	4	258,353	26	1,888,870
Oklahoma	—	—	—	—	19	1,574,532	19	1,574,532
Oregon	6	399,592	4	281,328	8	510,476	18	1,191,396
Pennsylvania	18	1,346,685	7	510,126	19	1,365,746	44	3,222,557
Rhode Island	2	130,846	—	—	1	84,665	3	215,511
South Carolina	23	1,755,709	7	497,303	15	1,146,492	45	3,399,504
Tennessee	17	1,419,101	12	803,011	12	903,941	41	3,126,053
Texas	99	8,523,539	10	706,130	68	5,527,913	177	14,757,582
Utah	10	709,653	—	—	15	992,310	25	1,701,963
Virginia	46	3,671,173	7	564,443	14	1,009,715	67	5,245,331
Washington	8	591,036	1	57,340	3	209,002	12	857,378
Washington, DC	1	99,664	1	104,070	2	139,173	4	342,907
Wisconsin	—	—	5	500,815	4	327,555	9	828,370
Puerto Rico	—	—	—	—	8	916,250	8	916,250
Totals	895	68,525,272	224	16,883,107	577	44,637,332	1,696	130,045,711

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2019 and 2018

Overview
Results for the three months ended March 31, 2019 included the operations of 1,119 stores (891 wholly-owned, four in consolidated joint ventures, and 224 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2018, which included the operations of 1,067 stores (851 wholly-owned, two in consolidated joint ventures, and 214 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues:
Property rental	$271,003	$247,886	$23,117	9.3%
Tenant reinsurance	29,797	27,034	2,763	10.2%
Management fees and other income	10,746	10,565	181	1.7%
Total revenues	$311,546	$285,485	$26,061	9.1%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2019 was primarily the result of revenues from newly-acquired stores and increases in rental rates at our stabilized stores. An increase of $12,238 was associated with acquisitions completed in 2019 and 2018. We acquired 14 stores during the three months ended March 31, 2019 and 34 stores during the year ended December 31, 2018. An increase of $10,078 was due to rental rate increases for new and existing customers at our stabilized stores.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 1,696 stores at March 31, 2019 compared to 1,523 stores at March 31, 2018.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Expenses:
Property operations	$78,765	$72,753	$6,012	8.3%
Tenant reinsurance	6,967	5,607	1,360	24.3%
General and administrative	22,678	21,464	1,214	5.7%
Depreciation and amortization	54,659	51,749	2,910	5.6%
Total expenses	$163,069	$151,573	$11,496	7.6%

Property Operations—The increase in property operations expense during the three months ended March 31, 2019 was due primarily to an increase of $3,702 related to store acquisitions completed in 2019 and 2018. We acquired 14 stores during the three months ended March 31, 2019 and 34 stores during the year ended December 31, 2018. An additional $2,054 was related to an increase in expenses from property taxes, marketing and insurance at stabilized stores.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change was due primarily to an increase in the number of stores we owned and/or managed.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 14 stores during the three months ended March 31, 2019 and 34 stores during the year ended December 31, 2018.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Other income and expenses:
Interest expense	$(47,360)	$(40,966)	$(6,394)	15.6%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,162)	(1,209)	47	(3.9)%
Interest income	1,388	1,438	(50)	(3.5)%
Equity in earnings of unconsolidated real estate ventures	2,630	3,597	(967)	(26.9)%
Income tax expense	(1,813)	(1,342)	(471)	35.1%
Total other income (expense), net	$(46,317)	$(38,482)	$(7,835)	20.4%

Interest Expense—The increase in interest expense during the three months ended March 31, 2019 was primarily the result of an overall increase in total debt and interest rates when compared to the same period in the prior year. The total face value of our debt, including our lines of credit, was $5,039,286 at March 31, 2019 compared to $4,557,414 at March 31, 2018. Additionally, the average interest rate on our total fixed- and variable-rate debt at March 31, 2019 was 3.5%, compared to 3.4% as of March 31, 2018.

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

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits.

Income Tax Expense—For the three months ended March 31, 2019, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.

FUNDS FROM OPERATIONS

Funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with GAAP, excluding gains or losses on sales of operating stores and impairment write downs of depreciable real estate assets, plus real estate related depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our condensed consolidated financial statements. FFO should not be considered a replacement of net income computed in accordance with GAAP.

The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities, as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to common stockholders	$94,770	$88,256

Adjustments:
Real estate depreciation	50,773	47,238
Amortization of intangibles	2,288	2,639
Unconsolidated joint venture real estate depreciation and amortization	1,872	1,512
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)
Income allocated to Operating Partnership noncontrolling interests	7,390	7,174
Funds from operations attributable to common stockholders and unit holders	$156,521	$146,247

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 821 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2019	2018	Change
Same-store rental revenues	$252,327	$242,231	4.2%
Same-store operating expenses	71,814	70,048	2.5%
Same-store net operating income	$180,513	$172,183	4.8%
Same-store square foot occupancy as of quarter end	91.6%	91.8%
Properties included in same-store	821	821

Same-store revenues for the three months ended March 31, 2019 increased due to higher rental rates for both new and existing customers. Same-store expenses were higher for the three months ended March 31, 2019, primarily due to increases in property taxes, marketing and insurance, which were partially offset by decreases in payroll and benefits and utilities expense.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Net Income	$102,160	$95,430
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,630)	(3,597)
Interest expense (includes non-cash interest)	48,522	42,175
Depreciation and amortization	54,659	51,749
Income tax expense	1,813	1,342
General and administrative (includes stock compensation)	22,678	21,464
Management fees, other income and interest income	(12,134)	(12,003)
Net tenant insurance	(22,830)	(21,427)
Non Same Store Revenue	(18,676)	(5,655)
Non Same Store Expense	6,951	2,705
Total Same Store NOI	$180,513	$172,183

Same-store rental revenues	$252,327	$242,231
Same-store operating expenses	71,814	70,048
Same-store net operating income	$180,513	$172,183

CASH FLOWS

Cash flows from operating activities increased as expected from our continued growth in revenues through increased rental rates along with the increase in the number of stores we own and operate. Cash flows used in investing activities relate primarily to our acquisition, development and investments in unconsolidated real estate ventures, and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$169,339	$171,608
Net cash used in investing activities	(246,975)	(30,928)
Net cash provided by (used in) financing activities	51,774	(172,660)

Significant components of net cash flow included:
Net income	$102,160	$95,430
Depreciation and amortization	54,659	51,749
Acquisition and development of new stores	(228,398)	(87,228)
Investment in unconsolidated real estate ventures	(17,395)	(438)
Net proceeds (payments) from our debt financing	168,052	(64,668)
Dividends paid on common stock	(109,523)	(98,327)

We believe that cash flows generated by operations, along with our existing cash and cash equivalents, the availability of funds under our existing lines of credit, and our access to capital markets will be sufficient to meet all of our reasonably anticipated cash needs during the next 12 months. These cash needs include operating expenses, monthly debt service payments, recurring capital expenditures, acquisitions, redevelopments and expansions, distributions to unit holders and dividends to stockholders necessary to maintain our REIT qualification.

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

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2019, we had $38,988 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2019 and 2018, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of March 31, 2019, we had $5,039,286 face value of debt, resulting in a debt to total enterprise value ratio of 26.7%. As of March 31, 2019, the ratio of total fixed-rate debt and other instruments to total debt was 72.0% (including $2,221,885 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2019 was 3.5%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2019.

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
As of March 31, 2019, we had approximately $5.0 billion in total face value of debt, of which approximately $1.4 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $14.1 million annually.
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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 12, 2019, our Operating Partnership issued 228,916 Series D Units in connection with the acquisition of one store in New York. The store was acquired by a joint venture in which we contributed cash of $6.1 million as well as the Series D Units, valued at $5.7 million.

On February 12, 2019, our Operating Partnership issued 709,008 Series D Units in connection with the acquisition of one store in New York. The store was acquired by a joint venture in which we contributed cash of $0.2 million as well as the Series D Units, valued at $17.7 million.

The terms of the Series D Units are governed by the Operating Partnership's Fourth Amended and Restated Agreement of
Limited Partnership. The Series D Units will be redeemable at the option of the holders on the first anniversary of the date of issuance, which redemption obligation may be satisfied, at our option, in cash or shares of our common stock.

The Series D Units were issued to accredited investors in private placements in reliance on Section 4(a)(2) of the Securities
Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 7, 2019	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)