Form 10-Q
period 2019-06-30
Extra Space Storage Inc.
filed 2019-08-06
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2019, was 128,516,944.

Table of Contents

EXTRA SPACE STORAGE INC.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information presented in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Real estate assets, net	$7,667,033	$7,491,831
Real estate assets - operating lease right-of-use assets	221,479	—
Investments in unconsolidated real estate ventures	174,480	125,326
Cash and cash equivalents	47,667	57,496
Restricted cash	7,977	15,194
Other assets, net	272,083	158,131
Total assets	$8,390,719	$7,847,978
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,090,278	$4,137,213
Exchangeable senior notes, net	565,920	562,374
Notes payable to trusts	—	30,928
Revolving lines of credit	382,000	81,000
Operating lease liabilities	230,816	—
Cash distributions in unconsolidated real estate ventures	45,081	45,197
Accounts payable and accrued expenses	115,056	101,461
Other liabilities	132,757	104,383
Total liabilities	5,561,908	5,062,556
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 128,513,095 and 127,103,750 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,285	1,271
Additional paid-in capital	2,756,799	2,640,705
Accumulated other comprehensive income (loss)	(27,476)	34,650
Accumulated deficit	(288,399)	(262,902)
Total Extra Space Storage Inc. stockholders' equity	2,442,209	2,413,724
Noncontrolling interest represented by Preferred Operating Partnership units, net	176,108	153,096
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	210,494	218,602
Total noncontrolling interests and equity	2,828,811	2,785,422
Total liabilities, noncontrolling interests and equity	$8,390,719	$7,847,978

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Property rental	$279,584	$258,128	$550,587	$506,014
Tenant reinsurance	31,701	28,521	61,498	55,555
Management fees and other income	12,317	10,164	23,063	20,729
Total revenues	323,602	296,813	635,148	582,298
Expenses:
Property operations	80,870	73,083	159,635	145,836
Tenant reinsurance	6,982	5,471	13,949	11,078
General and administrative	23,351	21,651	46,029	43,115
Depreciation and amortization	54,406	51,892	109,065	103,641
Total expenses	165,609	152,097	328,678	303,670
Gain on real estate transactions	1,205	—	1,205	—
Income from operations	159,198	144,716	307,675	278,628
Interest expense	(47,448)	(43,347)	(94,808)	(84,313)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,185)	(1,176)	(2,347)	(2,385)
Interest income	1,718	1,188	3,106	2,626
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	112,283	101,381	213,626	194,556
Equity in earnings of unconsolidated real estate ventures	3,121	3,429	5,751	7,026
Income tax expense	(2,715)	(2,097)	(4,528)	(3,439)
Net income	112,689	102,713	214,849	198,143
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,128)	(3,492)	(6,291)	(6,882)
Net income allocated to Operating Partnership and other noncontrolling interests	(4,733)	(4,068)	(8,960)	(7,852)
Net income attributable to common stockholders	$104,828	$95,153	$199,598	$183,409
Earnings per common share
Basic	$0.82	$0.75	$1.56	$1.45
Diluted	$0.81	$0.75	$1.55	$1.45
Weighted average number of shares
Basic	127,585,436	125,874,130	127,349,299	125,823,581
Diluted	135,654,761	132,772,772	135,166,456	132,992,734
Cash dividends paid per common share	$0.90	$0.86	$1.76	$1.64

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$112,689	$102,713	$214,849	$198,143
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(41,302)	8,033	(65,295)	31,096
Total comprehensive income	71,387	110,746	149,554	229,239
Less: comprehensive income attributable to noncontrolling interests	5,842	7,934	12,082	16,190
Comprehensive income attributable to common stockholders	$65,545	$102,812	$137,472	$213,049

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity

	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2017	$159,636	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807
Issuance of common stock upon the exercise of options	—	—	—	31,525	—	799	—	—	799
Restricted stock grants issued	—	—	—	31,136	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(770)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,726	—	—	2,726
Repayment of receivable for preferred operating units pledged as collateral on loan	495	—	—	—	—	—	—	—	495
Redemption of Operating Partnership units for cash	—	(1,126)	—	—	—	(1,432)	—	—	(2,558)
Noncontrolling interest in consolidated joint venture	—	—	120	—	—	—	—	—	120
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	(21,000)	—	—	(21,000)
Net income	3,390	3,784	—	—	—	—	—	88,256	95,430
Other comprehensive income	144	938	—	—	—	—	21,981	—	23,063
Distributions to Operating Partnership units held by noncontrolling interests	(3,488)	(4,421)	—	—	—	—	—	—	(7,909)
Dividends paid on common stock at $0.78 per share	—	—	—	—	—	—	—	(98,327)	(98,327)
Balances at March 31, 2018	$160,177	$212,476	$239	126,068,982	$1,260	$2,550,578	$55,271	$(263,355)	$2,716,646
Issuance of common stock upon the exercise of options	—	—	—	23,050	1	370	—	—	371
Restricted stock grants issued	—	—	—	50,334	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(6,311)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	3,116	—	—	3,116
Issuance of Operating Partnership units in conjunction with acquisitions	—	1,877	—	—	—	—	—	—	1,877
Redemption of Operating Partnership units for stock	—	(383)	—	10,000	—	383	—	—	—
Net income	3,492	4,068	—	—	—	—	—	95,153	102,713
Other comprehensive income	50	324	—	—	—	—	7,659	—	8,033
Distributions to Operating Partnership units held by noncontrolling interests	(3,615)	(4,853)	—	—	—	—	—	—	(8,468)
Dividends paid on common stock at $0.86 per share	—	—	—	—	—	—	—	(108,486)	(108,486)
Balances at June 30, 2018	$160,104	$213,509	$239	126,146,055	$1,261	$2,554,447	$62,930	$(276,688)	$2,715,802

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity

	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2018	$153,096	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422
Issuance of common stock upon the exercise of options	—	—	—	169,021	3	1,754	—	—	1,757
Restricted stock grants issued	—	—	—	35,022	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(1,244)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,954	—	—	2,954
Redemption of Operating Partnership units for stock	—	(3,310)	—	85,501	—	3,310	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	23,447	—	—	—	—	—	—	—	23,447
Net income (loss)	3,164	4,235	(9)	—	—	—	—	94,770	102,160
Other comprehensive loss	(147)	(1,003)	—	—	—	—	(22,843)	—	(23,993)
Distributions to Operating Partnership units held by noncontrolling interests	(3,296)	(5,116)	—	—	—	—	—	—	(8,412)
Dividends paid on common stock at $0.86 per share	—	—	—	—	—	—	—	(109,523)	(109,523)
Balances at March 31, 2019	$176,264	$213,168	$231	127,392,050	$1,274	$2,648,723	$11,807	$(277,655)	$2,773,812
Issuance of common stock upon the exercise of options	—	—	—	17,042	—	468	—	—	468
Restricted stock grants issued	—	—	—	53,789	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(4,786)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	930,000	9	98,787	—	—	98,796
Compensation expense related to stock-based awards	—	—	—	—	—	3,998	—	—	3,998
Redemption of Operating Partnership units for stock	—	(4,823)	—	125,000	—	4,823	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	4,575	—	—	—	—	—	—	—	4,575
Noncontrolling interest in consolidated joint venture	—	—	50	—	—	—	—	—	50
Conversion of Preferred C Units in the Operating Partnership for Common Operating Partnership Units	(4,374)	4,374	—	—	—	—	—	—	—
Net income (loss)	3,129	4,754	(22)	—	—	—	—	104,828	112,689
Other comprehensive loss	(254)	(1,765)	—	—	—	—	(39,283)		(41,302)
Distributions to Operating Partnership units held by noncontrolling interests	(3,232)	(5,473)	—	—	—	—	—	—	(8,705)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(115,572)	(115,572)
Balances at June 30, 2019	$176,108	$210,235	$259	128,513,095	$1,285	$2,756,799	$(27,476)	$(288,399)	$2,828,811

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$214,849	$198,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,065	103,641
Amortization of deferred financing costs	6,006	6,064
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	2,347	2,385
Compensation expense related to stock-based awards	6,952	5,842
Gain on real estate transactions	(1,205)	—
Distributions from unconsolidated real estate ventures in excess of earnings	3,334	3,615
Changes in operating assets and liabilities:
Other assets, net	1,890	7,269
Accounts payable and accrued expenses	21,632	7,888
Other liabilities	(1,463)	4,895
Net cash provided by operating activities	363,407	339,742
Cash flows from investing activities:
Acquisition of real estate assets	(248,808)	(238,153)
Development and redevelopment of real estate assets	(20,891)	(27,893)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	11,254	753
Investment in unconsolidated real estate ventures	(31,344)	(34,752)
Return of investment in unconsolidated real estate ventures	3,982	47,944
Issuance of notes receivable	(152,599)	—
Principal payments received from notes receivable	—	25,226
Purchase of equipment and fixtures	(2,023)	(2,220)
Net cash used in investing activities	(440,429)	(229,095)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	98,796	—
Proceeds from notes payable and revolving lines of credit	757,000	645,386
Principal payments on notes payable and revolving lines of credit	(524,370)	(487,016)
Principal payments on notes payable to trusts	(30,928)	—
Deferred financing costs	(587)	(3,028)
Repurchase of exchangeable senior notes	—	(58,469)
Net proceeds from exercise of stock options	2,227	1,170
Redemption of Operating Partnership units held by noncontrolling interests	—	(2,558)
Contributions from noncontrolling interests	50	120
Dividends paid on common stock	(225,095)	(206,813)
Distributions to noncontrolling interests	(17,117)	(16,377)
Net cash provided by (used in) financing activities	59,976	(127,585)
Net decrease in cash, cash equivalents, and restricted cash	(17,046)	(16,938)
Cash, cash equivalents, and restricted cash, beginning of the period	72,690	86,044
Cash, cash equivalents, and restricted cash, end of the period	$55,644	$69,106

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Supplemental schedule of cash flow information
Interest paid	$88,455	$78,602
Income taxes paid	4,095	1,836
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(8,133)	$(383)
Common stock and paid-in capital	8,133	383
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$225,017	$—
Operating lease liabilities	(234,374)	—
Accounts payable and accrued expenses	9,357	—
Acquisitions of real estate assets
Real estate assets, net	$19,937	$88,842
Value of Operating Partnership units issued	—	(1,877)
Notes payable assumed	(17,157)	(87,500)
Investment in unconsolidated real estate ventures	(2,780)	535
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$1,368	$1,184
Development and redevelopment of real estate assets	—	1,558
Accounts payable and accrued expenses	(1,368)	(2,742)
Contribution of Preferred Operating Partnership Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$(28,022)	$—
Value of Preferred Operating Partnership units issued	28,022	—
Conversion of Preferred Operating Partnership Units to common Operating Partnership Units
Preferred Operating Partnership Units	$4,374	$—
Common Operating Partnership Units	(4,374)	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2019, the Company had direct and indirect equity interests in 1,157 stores. In addition, the Company managed 595 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,752. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842),” which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 requires entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are measured at their present value and accounted for using the effective interest method. The accounting for the leased asset differs slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 became effective for annual and interim periods beginning after December 15, 2018. The Company adopted the standard using the modified retrospective approach as of January 1, 2019. The Company elected the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and nonlease components. The Company did not record a significant cumulative catch-up adjustment to retained earnings upon adoption of ASU 2016-02. The primary impact was related to the Company's 21 operating ground leases and two corporate facility leases under which it serves as lessee. The Company recognized lease liabilities of $104,863 and right-of-use assets related to operating leases totaling $95,506 as of the adoption date. Refer to footnote 13 for further discussion of the Company's leases.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$7,300	$—
Other liabilities - Cash flow hedge swap agreements	$—	$30,894	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2019 or December 31, 2018.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of June 30, 2019, the Company had one parcel of land classified as held for sale which is included in real estate assets, net. The estimated fair value less selling costs for this asset is greater than the carrying value of the asset, and therefore no loss has been recorded.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 approximate fair value. Restricted cash is comprised of letters of credit and escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$118,997	$119,735	$115,467	$119,735
Fixed rate notes payable and notes payable to trusts	$3,323,109	$3,252,865	$2,985,731	$3,022,414
Exchangeable senior notes	$697,188	$575,000	$620,149	$575,000

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three and six months ended June 30, 2019, and for the three months ended June 30, 2018, there were no anti-dilutive options. For the six months ended June 30, 2018, options to purchase an aggregate of approximately 37,113 shares of common stock were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended June 30, 2019 and 2018 was $105.06 and $93.10, respectively. The average share price for the six months ended June 30, 2019 and 2018 was $100.63 and $88.71, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	398,840	450,077	416,398	472,350
Series C Units(1)	—	318,357	—	334,112
Series D Units	1,109,048	988,862	1,096,259	1,037,798
	1,507,888	1,757,296	1,512,657	1,844,260

(1)    The remainder of the Series C Units were converted to OP Units on April 25, 2019.

The Operating Partnership had no amounts issued and outstanding of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”) as of June 30, 2019, as the remaining principal balance had been redeemed in July 2018. Prior to their redemption, the 2013 Notes could potentially have had a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of June 30, 2019. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $92.28 per share as of June 30, 2019, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and six months ended June 30, 2019 and 2018, zero and 95,690 shares, respectively, related to the 2013 Notes were included in the computation for diluted earnings per share. For the three and six months ended June 30, 2019 and 2018, 757,811 and zero shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share. The exchange price exceeded the average per share price of the Company’s common stock during the three and six months ended June 30, 2019.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$104,828	$95,153	$199,598	$183,409
Earnings and dividends allocated to participating securities	(176)	(193)	(343)	(371)
Earnings for basic computations	104,652	94,960	199,255	183,038
Earnings and dividends allocated to participating securities	176	—	—	371
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	6,010	5,271	11,439	10,211
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)	(1,144)	(1,144)
Net income for diluted computations	$110,266	$99,659	$209,550	$192,476

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	127,585,436	125,874,130	127,349,299	125,823,581
OP Units	6,085,976	5,651,878	6,023,822	5,657,592
Series A Units	875,480	875,480	875,480	875,480
Unvested restricted stock awards included for treasury stock method	218,686	—	—	256,733
Shares related to exchangeable senior notes and dilutive stock options	889,183	371,284	917,855	379,348
Average number of common shares outstanding - diluted	135,654,761	132,772,772	135,166,456	132,992,734
Earnings per common share
Basic	$0.82	$0.75	$1.56	$1.45
Diluted	$0.81	$0.75	$1.55	$1.45

5.	STORE ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2019 and 2018. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

			Consideration Paid							Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Q2 2019	1		$8,424	$8,424	$—	$—	$—	$—	—	$8,424
Q1 2019	14	(1)	223,740	202,890	17,157	2,780	913	—	—	223,740
	15		$232,164	$211,314	$17,157	$2,780	$913	$—	—	$232,164

Q2 2018	17	(2)	$237,284	$148,648	$87,500	$(1,024)	$283	$1,877	21,768	$237,284
Q1 2018	5	(2)	70,787	70,171	—	489	127	—	—	70,787
	22		$308,071	$218,819	$87,500	$(535)	$410	$1,877	21,768	$308,071

(1) Store acquisitions during the three months ended March 31, 2019 include the purchase of 12 stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' remaining equity interests in the joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. No gain or loss was recognized as a result of these acquisitions.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

(2) Store acquisitions during the three and six months ended June 30, 2018 include the acquisition of one and 14 stores, respectively, that had been owned by a joint venture in which the Company held a noncontrolling interest. No gain or loss was recognized as a result of these acquisitions.

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

During May 2019, the Company entered into a new joint venture, ESS-NYFL JV LP with two joint venture partners. The Company contributed a total of $13,936 to this joint venture for the purchase of 11 operating stores and four annex sites and received a 16.0% interest in the joint venture.

During the six months ended June 30, 2019, the Company contributed a total of $54,779 to its joint ventures for the purchase of 16 operating stores and six stores acquired at the issuance of certificate of occupancy.
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	June 30,	December 31,
				2019	2018
PRISA Self Storage LLC	85	4%	4%	$9,213	$9,334
Storage Portfolio II JV LLC	36	10%	30%	(4,774)	(4,233)
Storage Portfolio I LLC	24	34%	49%	(38,400)	(38,129)
VRS Self Storage, LLC	16	45%	54%	17,704	18,281
ESS-NYFL JV LP	15	16%	24%	14,231	—
Extra Space Northern Properties Six LLC	10	10%	35%	(1,903)	(1,700)
WICNN JV LLC	9	10%	25%	32,635	26,885
Alan Jathoo JV LLC	9	10%	10%	8,086	8,180
ESS Bristol Investments LLC	8	10%	28%	2,936	2,331
GFN JV, LLC	5	10%	25%	12,324	10,586
Extra Space West Two LLC (2)	—	5%	40%	—	3,818
Extra Space West One LLC (2)	—	5%	40%	—	(1,038)
Other minority owned stores	22	10-50%	19-50%	77,347	45,814
Net Investments in and Cash distributions in unconsolidated real estate ventures	239			$129,399	$80,129

(1) Includes pro-rata equity ownership share and promoted interest.

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

During the year ended December 31, 2018, the Company repaid a total principal amount of $88,662, representing all of the notes payable to Trust III, all of the notes payable to Trust II, and all but $30,928 of the notes payable to Trust. The Trusts used the proceeds from these repayments to redeem their preferred and common securities. In January 2019, the Company repaid the remaining balance of $30,928 of notes payable to Trust.

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

The Company had no consolidated VIEs during the three and six months ended June 30, 2019.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $1,821 will be reclassified and reduce interest expense.

The Company held 29 derivative financial instruments which had a total combined notional amount of $2,489,338 as of June 30, 2019.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:	Fair Value
Other assets	$7,300	$42,324
Other liabilities	$30,894	$2,131

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended June 30,
Type	2019	2018		2019	2018
Swap Agreements	$(36,294)	$9,967	Interest Expense	$4,338	$1,883

	Gain (loss) recognized in OCI For the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain reclassified from OCI For the Six Months Ended June 30,
Type	2019	2018		2019	2018
Swap Agreements	$(55,870)	$33,285	Interest expense	$8,799	$2,124

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

As of June 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $31,786. As of June 30, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2019, it could have been required to cash settle its obligations under the agreements at their termination value of $31,786, including accrued interest.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of June 30, 2019 was approximately 10.84 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

Additionally, the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended June 30, 2019.

On June 21, 2013, the Operating Partnership issued $250,000 of its 2.375% Exchangeable Senior Notes due 2033 at a 1.5% discount, or $3,750, and costs incurred to issue the 2013 Notes were approximately $1,672. These costs were amortized as an adjustment to interest expense over five years, which represented the estimated term based on the first available redemption date. The 2013 Notes bore interest at 2.375% per annum and contained an exchange settlement feature. During the three months ended March 31, 2018, the Company repurchased a total principal amount of $37,709 of the 2013 Notes. The Company paid cash of $58,469 for the total of the principal amount and the exchange value in excess of the principal amount. The Operating Partnership redeemed all remaining outstanding 2013 Notes on July 5, 2018.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the Company’s 2015 Notes, including the total carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount was as follows for the periods indicated:

	June 30, 2019	December 31, 2018
Carrying amount of equity component	$22,597	$22,597
Principal amount of liability component	575,000	575,000
Unamortized discount - equity component	(6,070)	(8,417)
Unamortized debt issuance costs	(3,010)	(4,209)
Net carrying amount of liability components	$565,920	$562,374

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the 2015 Notes were as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest	$4,492	$4,561	$8,984	$9,122
Amortization of discount	1,185	1,176	2,347	2,385
Total interest expense recognized	$5,677	$5,737	$11,331	$11,507

10.	STOCKHOLDERS’ EQUITY

On May 15, 2019, the Company filed its $500,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with nine sales agents.

During the three months ended June 30, 2019, the Company sold 930,000 shares of common stock under its "at the market" equity program at an average sales price of $107.61 per share, resulting in net proceeds of $98,796. As of June 30, 2019, the Company had $399,927 available for issuance under the equity distribution agreements.

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

At June 30, 2019 and December 31, 2018, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of June 30, 2019 and December 31, 2018, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 and $108,644, respectfully, as more fully described below.

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

The Series C Units were issued in 2013 and 2014 and had a liquidation value of $42.10 per unit. The Series C Units became redeemable at the option of the holder one year from the date of issuance, which redemption obligation could be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units were convertible into OP Units at the option of the holder at a rate of 0.9145 OP Units per Series C Unit converted. This conversion option expired upon the fifth anniversary of the date of issuance.

In December 2014, the Operating Partnership loaned certain holders of the Series C Units $20,230. The loan receivable, which was collateralized by the Series C Units, bears interest at 5.0% per annum and matures on December 15, 2024. The Series C Units were shown on the balance sheet net of the loan balance because the borrower under the loan receivable is also the holder of the Series C Units.

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. As part of this conversion, the holders of the Series C Units agreed to pledge the OP Units received in the conversion as collateral on the loan receivable to replace the Series C Units

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

that were converted. As of December 31, 2018, the total outstanding balance of the loan receivable was $19,735, of which $8,644 is shown as a reduction of the noncontrolling interests related to the Series C Units and $11,091 is shown as a reduction of the noncontrolling interests related to the OP Units on the Company's consolidated balance sheets. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The outstanding balance of the loan receivable is shown as a reduction of the noncontrolling interests related to the OP Units as of June 30, 2019. See footnote 12 for further discussion of noncontrolling interests.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have been issued at various times from 2014 to 2019. In addition, during the six months ended June 30, 2019, the Operating Partnership issued 1,120,924 Series D Units valued at $28,022 in conjunction with joint venture acquisitions.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $115,511, which represents 4,803,445 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 90.6% ownership interest in the Operating Partnership as of June 30, 2019. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 9.4% are held by certain former owners of assets acquired by the Operating Partnership. As of June 30, 2019, and December 31, 2018 the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $19,735 and $11,091, respectively, because the borrowers under the loan receivable are also holders of OP Units. This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of June 30, 2019, the ten-day average closing price of the Company's common stock was $107.34 and there were 6,054,459 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2019 and the Company elected to pay the OP Unit holders cash, the Company would have paid $649,886 in cash consideration to redeem the units.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2019	2018
OP Units redeemed for common stock	210,501	10,000
OP Units redeemed for cash	—	30,000
Cash paid for OP Units redeemed	$—	$2,558
OP Units issued in conjunction with acquisitions	—	21,768
Value of OP Units issued in conjunction with acquisitions	$—	$1,877
OP Units issued upon redemption of Series C Units	270,709	—

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of June 30, 2019. One joint venture owns two operating stores in Texas, one operating store and one development store in Colorado, and the other joint venture owns one operating store in Pennsylvania and one development property in New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.

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
In June 2019, the Company entered into new triple-net lease agreements to lease land and buildings at 22 operating stores. These leases are categorized as operating leases, and have contractual lease terms of 25 years, but have termination options after 10 years that result in lease terms of 10 years under ASC 842. The Company recorded new operating lease right-of-use assets and operating lease liabilities of $127,532 in conjunction with these new lease agreements.
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:

•
Leases of real estate at 44 stores classified as wholly-owned. These leases generally have original lease terms between 10-67 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.

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
The Company has signed a lease agreement for a store in New Jersey. The store is currently under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed before the end of 2019. The lease term is 75 years from the lease commencement date, with three 10-year extension options. The Company has also signed a lease agreement for a store in California. The store is under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed in mid-2020. The lease term is 15 years from the lease commencement date, with three 10-year extension options and one 5-year extension option. The Company has not recorded right-of-use assets or lease liabilities related to these leases as of June 30, 2019 as the lease term has not yet commenced for either lease. The lease commencement date will occur when the Company takes possession of the leased asset, and the Company will recognize a lease liability and right-of-use asset relating to the leases at that time.
As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s unsecured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. These discount rates vary depending on the term of the specific leases.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is information on our total lease costs as of the period(s) indicated:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$42	$84
Interest expense related to finance lease liabilities	73	143
Operating lease cost	3,339	5,677
Variable lease cost	1,149	1,802
Short-term lease cost	55	110
Total lease cost	$4,658	$7,816

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$58	$115
Operating cash outflows for operating lease payments	4,084	7,351
Total cash paid for lease liability measurement	$4,142	$7,466

Right-of-use assets obtained in exchange for new operating lease liabilities	$129,511	$225,017
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$8,050

Weighted average remaining lease term - finance leases (years)	47.3
Weighted average remaining lease term - operating leases (years)	15.9
Weighted average discount rate - finance leases	6.07%
Weighted average discount rate - operating leases	3.68%

Following is information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2019	$10,981	$116	$11,097
2020	22,336	232	22,568
2021	22,531	237	22,768
2022	22,494	255	22,749
2023	22,520	255	22,775
Thereafter	217,489	16,777	234,266
Total	$318,351	$17,872	$336,223
Present value adjustments	(87,535)	(13,064)	(100,599)
Lease liabilities	$230,816	$4,808	$235,624

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. The prior periods have been restated to conform to the current presentation. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Self-Storage Operations	$279,584	$258,128	$550,587	$506,014
Tenant Reinsurance	31,701	28,521	61,498	55,555
Total segment revenues	$311,285	$286,649	$612,085	$561,569

Operating expenses:
Self-Storage Operations	$80,870	$73,083	$159,635	$145,836
Tenant Reinsurance	6,982	5,471	13,949	11,078
Total segment operating expenses	$87,852	$78,554	$173,584	$156,914

Net operating income:
Self-Storage Operations	$198,714	$185,045	$390,952	$360,178
Tenant Reinsurance	24,719	23,050	47,549	44,477
Total segment net operating income:	$223,433	$208,095	$438,501	$404,655

Other components of net income (loss):
Property management fees and other income	$12,317	$10,164	23,063	20,729
General and administrative expense	(23,351)	(21,651)	(46,029)	(43,115)
Depreciation and amortization expense	(54,406)	(51,892)	(109,065)	(103,641)
Gain on real estate transactions	1,205	—	1,205	—
Interest expense	(47,448)	(43,347)	(94,808)	(84,313)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(1,185)	(1,176)	(2,347)	(2,385)
Interest income	1,718	1,188	3,106	2,626
Equity in earnings of unconsolidated real estate ventures	3,121	3,429	5,751	7,026
Income tax expense	(2,715)	(2,097)	(4,528)	(3,439)
Net income	$112,689	$102,713	$214,849	$198,143

15.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of June 30, 2019, the Company was under agreement to acquire five stores at a total purchase price of $58,628. Of these stores, one is scheduled to close in 2019 at a purchase price of $16,800, and four are scheduled to close in 2020 at a purchase price of $41,828. Additionally, the Company is under agreement to acquire eight stores with joint venture partners, for a total investment of $25,616. Seven of these stores are scheduled to close in 2019 and the remaining store is expected to close in 2020.

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

On July 1, 2019, the Operating Partnership amended its existing credit agreement, dated December 7, 2018, by exercising an accordion option under the credit agreement to increase the amount of the commitments available by an additional $500,000.

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

PROPERTIES

As of June 30, 2019, we owned or had ownership interests in 1,157 operating stores. Of these stores, 914 are wholly-owned, four are in consolidated joint ventures, and 239 are in unconsolidated joint ventures. In addition, we managed an additional 595 stores for third parties bringing the total number of stores which we own and/or manage to 1,752. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of June 30, 2019, approximately 995,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2019, the average length of stay was approximately 15.4 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.39 for the three months ended June 30, 2019, compared to $15.73 for the three months ended June 30, 2018. Average annual rent per square foot for new leases was $19.50 for the three months ended June 30, 2019, compared to $18.79 for the three months ended June 30, 2018. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.7% and 4.6%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	June 30, 2019
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,143	1	75,681	13	829,382	22	1,462,206
Arizona	23	1,623,210	7	467,260	15	1,199,646	45	3,290,116
California	165	12,677,512	41	3,025,576	57	5,399,102	263	21,102,190
Colorado	15	1,001,380	2	186,693	26	1,863,446	43	3,051,519
Connecticut	7	529,038	7	626,027	4	222,608	18	1,377,673
Delaware	—	—	1	76,945	1	70,701	2	147,646
Florida	91	6,942,237	34	2,543,637	75	5,804,120	200	15,289,994
Georgia	59	4,563,928	5	431,177	16	1,225,460	80	6,220,565
Hawaii	13	842,726	—	—	4	209,215	17	1,051,941
Idaho	—	—	—	—	4	419,256	4	419,256
Illinois	36	2,724,410	7	570,567	27	1,914,018	70	5,208,995
Indiana	15	950,404	1	57,286	13	840,365	29	1,848,055
Kansas	1	50,142	2	108,570	1	70,420	4	229,132
Kentucky	11	928,287	1	51,128	4	311,438	16	1,290,853
Louisiana	2	150,555	—	—	2	211,120	4	361,675
Maryland	32	2,588,681	8	618,568	24	1,618,288	64	4,825,537
Massachusetts	45	2,887,516	10	640,891	8	592,800	63	4,121,207
Michigan	7	561,476	4	314,131	1	102,207	12	977,814
Minnesota	5	382,022	—	—	9	611,826	14	993,848
Mississippi	3	216,112	—	—	4	256,550	7	472,662
Missouri	5	333,580	2	119,275	10	729,763	17	1,182,618
Nebraska	—	—	—	—	2	164,494	2	164,494
Nevada	14	1,034,647	4	472,891	7	859,487	25	2,367,025
New Hampshire	2	136,135	2	84,325	1	61,535	5	281,995
New Jersey	59	4,644,043	17	1,245,626	9	715,618	85	6,605,287
New Mexico	11	721,755	3	163,710	9	736,138	23	1,621,603
New York	22	1,621,848	16	1,401,625	18	1,068,335	56	4,091,808
North Carolina	19	1,409,579	5	374,010	20	1,475,124	44	3,258,713
Ohio	17	1,314,030	5	327,527	5	335,280	27	1,976,837
Oklahoma	—	—	—	—	19	1,576,612	19	1,576,612
Oregon	6	399,742	4	281,378	8	510,618	18	1,191,738
Pennsylvania	18	1,349,561	7	510,209	19	1,366,675	44	3,226,445
Rhode Island	2	130,846	—	—	1	84,665	3	215,511
South Carolina	23	1,756,612	7	497,488	18	1,348,593	48	3,602,693
Tennessee	17	1,409,891	12	803,711	14	1,016,991	43	3,230,593
Texas	100	8,606,436	10	706,934	74	5,993,037	184	15,306,407
Utah	10	709,918	—	—	16	1,151,372	26	1,861,290
Virginia	46	3,676,024	7	564,858	15	1,089,159	68	5,330,041
Washington	8	589,634	1	57,340	7	404,156	16	1,051,130
Washington, DC	1	99,664	1	104,070	2	139,173	4	342,907
Wisconsin	—	—	5	509,306	5	445,174	10	954,480
Puerto Rico	—	—	—	—	8	916,596	8	916,596
Totals	918	70,120,724	239	18,018,420	595	45,960,563	1,752	134,099,707

(1)    Includes four consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2019 and 2018

Overview
Results for the three and six months ended June 30, 2019 included the operations of 1,157 stores (914 wholly-owned, four in consolidated joint ventures, and 239 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2018, which included the operations of 1,082 stores (868 wholly-owned, three in consolidated joint ventures, and 211 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues:
Property rental	$279,584	$258,128	$21,456	8.3%	$550,587	$506,014	$44,573	8.8%
Tenant reinsurance	31,701	28,521	3,180	11.1%	61,498	55,555	5,943	10.7%
Management fees and other income	12,317	10,164	2,153	21.2%	23,063	20,729	2,334	11.3%
Total revenues	$323,602	$296,813	$26,789	9.0%	$635,148	$582,298	$52,850	9.1%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2019 was primarily the result of revenues from newly-acquired stores and increases in rental rates at our stabilized stores. Increases of $11,476 and $23,648, respectively, were attributable to store acquisitions completed in 2019 and 2018. We acquired 15 wholly-owned stores and 22 leased properties (as part of a new net lease agreement signed) during the six months ended June 30, 2019. We acquired 34 stores during the year ended December 31, 2018. Increases of $9,426 and $19,147 for the three and six months ended June 30, 2019, respectively, were due to higher net rental rates for new and existing customers at our stabilized stores.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 1,752 stores at June 30, 2019 compared to 1,568 stores at June 30, 2018.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Expenses:
Property operations	$80,870	$73,083	$7,787	10.7%	$159,635	$145,836	$13,799	9.5%
Tenant reinsurance	6,982	5,471	1,511	27.6%	13,949	11,078	2,871	25.9%
General and administrative	23,351	21,651	1,700	7.9%	46,029	43,115	2,914	6.8%
Depreciation and amortization	54,406	51,892	2,514	4.8%	109,065	103,641	5,424	5.2%
Total expenses	$165,609	$152,097	$13,512	8.9%	$328,678	$303,670	$25,008	8.2%

Property Operations—The increases in property operations expense during the three and six months ended June 30, 2019 were due primarily to increases of $5,382 and $9,082, respectively, attributable to store acquisitions completed in 2019 and 2018. We acquired 15 wholly-owned stores and 22 leased properties (as part of a new net lease agreement signed) during the six months ended June 30, 2019. We acquired 34 stores during the year ended December 31, 2018. Additional increases of $2,221 and $4,316 for the three and six months ended June 30, 2019, respectively, were related to an increase in expenses from property taxes, marketing and insurance at stabilized stores.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The change was due primarily to an increase in the number of stores we owned and/or managed and an increase in the overall average payout on claims.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 15 stores during the six months ended June 30, 2019. We acquired 34 stores during the year ended December 31, 2018.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other income and expenses:
Gain on real estate transactions	$1,205	$—	$1,205	100.0%	$1,205	$—	$1,205	100.0%
Interest expense	(47,448)	(43,347)	(4,101)	9.5%	(94,808)	(84,313)	(10,495)	12.4%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,185)	(1,176)	(9)	0.8%	(2,347)	(2,385)	38	(1.6)%
Interest income	1,718	1,188	530	44.6%	3,106	2,626	480	18.3%
Equity in earnings of unconsolidated real estate ventures	3,121	3,429	(308)	(9.0)%	5,751	7,026	(1,275)	(18.1)%
Income tax expense	(2,715)	(2,097)	(618)	29.5%	(4,528)	(3,439)	(1,089)	31.7%
Total other income (expense), net	$(45,304)	$(42,003)	$(3,301)	7.9%	$(91,621)	$(80,485)	$(11,136)	13.8%

Gain on Real Estate Transactions— The gain of $1,205 is a result of the sale of one property in New York for $11,781.

Interest Expense—The increase in interest expense during the three and six months ended June 30, 2019 was primarily the result of an overall increase in total debt and interest rates when compared to the same period in the prior year. The total face value of our debt, including our lines of credit, was $5,072,936 at June 30, 2019 compared to $4,809,483 at June 30, 2018. Additionally, the average interest rate on our total fixed- and variable-rate debt at June 30, 2019 was 3.5%, compared to 3.4% as of June 30, 2018.

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

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The decrease in earnings for the three and six months ended June 30, 2019 relates to 12 properties that we purchased out of a joint venture in January 2019.

Income Tax Expense—For the three and six months ended June 30, 2019, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$104,828	$95,153	$199,598	$183,409

Adjustments:
Real estate depreciation	51,144	48,107	101,917	95,345
Amortization of intangibles	1,809	1,953	4,097	4,592
Gain on real estate transactions	(1,205)	—	(1,205)	—
Unconsolidated joint venture real estate depreciation and amortization	1,912	1,638	3,784	3,150
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,144)	(1,144)
Income allocated to Operating Partnership noncontrolling interests	7,861	7,560	15,251	14,734
Funds from operations attributable to common stockholders and unit holders	$165,777	$153,839	$322,298	$300,086

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
Same-store rental revenues	$258,259	$248,565	3.9%	$510,585	$490,795	4.0%
Same-store operating expenses	72,000	69,332	3.8%	143,814	139,378	3.2%
Same-store net operating income	$186,259	$179,233	3.9%	$366,771	$351,417	4.4%
Same-store square foot occupancy as of quarter end	93.6%	94.2%		93.6%	94.2%
Properties included in same-store	821	821		821	821

Same-store revenues for the three and six months ended June 30, 2019 increased due to higher net rental rates for both new and existing customers. Same-store expenses were higher for the three and six months ended June 30, 2019, primarily due to increases in marketing, property taxes and insurance, which were partially offset by decreases in payroll and benefits and utilities expense.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$112,689	$102,713	$214,849	$198,143
Adjusted to exclude:
Gain on real estate transactions	(1,205)	—	(1,205)	—
Equity in earnings of unconsolidated joint ventures	(3,121)	(3,429)	(5,751)	(7,026)
Interest expense	48,633	44,523	97,155	86,698
Depreciation and amortization	54,406	51,892	109,065	103,641
Income tax expense	2,715	2,097	4,528	3,439
General and administrative	23,351	21,651	46,029	43,115
Management fees, other income and interest income	(14,035)	(11,352)	(26,169)	(23,355)
Net tenant insurance	(24,719)	(23,050)	(47,549)	(44,477)
Non same store revenue	(21,325)	(9,563)	(40,002)	(15,219)
Non same store expense	8,870	3,751	15,821	6,458
Total Same Store NOI	$186,259	$179,233	$366,771	$351,417

Same-store rental revenues	$258,259	$248,565	$510,585	$490,795
Same-store operating expenses	72,000	69,332	143,814	139,378
Same-store net operating income	$186,259	$179,233	$366,771	$351,417

CASH FLOWS

Cash flows from operating activities increased as expected from our continued growth in revenues through increased rental rates along with the increase in the number of stores we own and operate. Cash flows used in investing activities relate primarily to our acquisition and development of REIT and joint venture assets, and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$363,407	$339,742
Net cash used in investing activities	(440,429)	(229,095)
Net cash provided by (used in) financing activities	59,976	(127,585)

Significant components of net cash flow included:
Net income	$214,849	$198,143
Depreciation and amortization	109,065	103,641
Acquisition and development of new stores	(269,699)	(266,046)
Investment in unconsolidated real estate ventures	(31,344)	(34,752)
Issuance of notes receivable	(152,599)	—
Proceeds from the sale of common stock, net of offering costs	98,796	—
Net proceeds (payments) from our debt financing	201,702	99,901
Dividends paid on common stock	(225,095)	(206,813)

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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2019, we had $47,667 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2019 and 2018, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of June 30, 2019, we had $5,072,936 face value of debt, resulting in a debt to total enterprise value ratio of 25.7%. As of June 30, 2019, the ratio of total fixed-rate debt and other instruments to total debt was 75.5% (including $2,424,139 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2019 was 3.5%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2019.

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
As of June 30, 2019, we had approximately $5.1 billion in total face value of debt, of which approximately $1.2 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $12.5 million annually.
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

On June 11, 2019, our Operating Partnership issued an additional 183,000 Series D Units, which represented the remaining portion of consideration in connection with the acquisition of two stores in New York. The stores were initially acquired by a joint venture in February and March 2019, at which time we contributed cash of $6.3 million as well as 937,924 Series D Units, valued at $23.4 million. On June 11, 2019, following satisfaction of certain conditions, the additional 183,000 Series D Units were issued, valued at $4.6 million.

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

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 6, 2019	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)