Form 10-Q
period 2019-09-30
Extra Space Storage Inc.
filed 2019-11-05
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 30, 2019, was 129,510,514.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Real estate assets, net	$7,665,567	$7,491,831
Real estate assets - operating lease right-of-use assets	269,318	—
Investments in unconsolidated real estate ventures	175,442	125,326
Cash and cash equivalents	62,277	57,496
Restricted cash	4,438	15,194
Other assets, net	141,388	158,131
Total assets	$8,318,430	$7,847,978
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,085,295	$4,137,213
Exchangeable senior notes, net	567,705	562,374
Notes payable to trusts	—	30,928
Revolving lines of credit	159,000	81,000
Operating lease liabilities	279,049	—
Cash distributions in unconsolidated real estate ventures	45,143	45,197
Accounts payable and accrued expenses	122,658	101,461
Other liabilities	151,591	104,383
Total liabilities	5,410,441	5,062,556
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 129,410,093 and 127,103,750 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,294	1,271
Additional paid-in capital	2,861,611	2,640,705
Accumulated other comprehensive income (loss)	(43,439)	34,650
Accumulated deficit	(296,752)	(262,902)
Total Extra Space Storage Inc. stockholders' equity	2,522,714	2,413,724
Noncontrolling interest represented by Preferred Operating Partnership units, net	175,918	153,096
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	209,357	218,602
Total noncontrolling interests and equity	2,907,989	2,785,422
Total liabilities, noncontrolling interests and equity	$8,318,430	$7,847,978

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Property rental	$290,917	$266,728	$841,504	$772,742
Tenant reinsurance	33,588	30,105	95,086	85,660
Management fees and other income	13,000	10,120	36,063	30,849
Total revenues	337,505	306,953	972,653	889,251
Expenses:
Property operations	88,653	73,652	248,288	219,488
Tenant reinsurance	7,644	7,720	21,593	18,798
General and administrative	22,519	19,707	68,548	62,822
Depreciation and amortization	56,051	52,283	165,116	155,924
Total expenses	174,867	153,362	503,545	457,032
Gain on real estate transactions	—	30,807	1,205	30,807
Income from operations	162,638	184,398	470,313	463,026
Interest expense	(46,908)	(45,926)	(141,716)	(130,239)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,186)	(1,140)	(3,533)	(3,525)
Interest income	2,799	1,371	5,905	3,997
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	117,343	138,703	330,969	333,259
Equity in earnings of unconsolidated real estate ventures	2,704	3,622	8,455	10,648
Income tax expense	(4,052)	(2,638)	(8,580)	(6,077)
Net income	115,995	139,687	330,844	337,830
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,088)	(3,723)	(9,379)	(10,605)
Net income allocated to Operating Partnership and other noncontrolling interests	(4,820)	(5,546)	(13,780)	(13,398)
Net income attributable to common stockholders	$108,087	$130,418	$307,685	$313,827
Earnings per common share
Basic	$0.84	$1.03	$2.40	$2.49
Diluted	$0.83	$1.02	$2.37	$2.48
Weighted average number of shares
Basic	128,776,549	126,466,837	127,830,272	125,959,926
Diluted	137,318,475	134,240,290	136,164,299	133,015,690
Cash dividends paid per common share	$0.90	$0.86	$2.66	$2.50

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$115,995	$139,687	$330,844	$337,830
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(16,762)	5,716	(82,057)	36,812
Total comprehensive income	99,233	145,403	248,787	374,642
Less: comprehensive income attributable to noncontrolling interests	7,109	9,553	19,191	25,743
Comprehensive income attributable to common stockholders	$92,124	$135,850	$229,596	$348,899

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity

	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2017	$159,636	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807
Issuance of common stock upon the exercise of options	—	—	—	31,525	—	799	—	—	799
Restricted stock grants issued	—	—	—	31,136	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(770)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,726	—	—	2,726
Repayment of receivable for preferred operating units pledged as collateral on loan	495	—	—	—	—	—	—	—	495
Redemption of Operating Partnership units for cash	—	(1,126)	—	—	—	(1,432)	—	—	(2,558)
Noncontrolling interest in consolidated joint venture	—	—	122	—	—	—	—	—	122
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	(21,000)	—	—	(21,000)
Net income	3,390	3,784	—	—	—	—	—	88,256	95,430
Other comprehensive income	144	938	—	—	—	—	21,981	—	23,063
Distributions to Operating Partnership units held by noncontrolling interests	(3,488)	(4,421)	—	—	—	—	—	—	(7,909)
Dividends paid on common stock at $0.78 per share	—	—	—	—	—	—	—	(98,327)	(98,327)
Balances at March 31, 2018	$160,177	$212,476	$241	126,068,982	$1,260	$2,550,578	$55,271	$(263,355)	$2,716,648
Issuance of common stock upon the exercise of options	—	—	—	23,050	1	370	—	—	371
Restricted stock grants issued	—	—	—	50,334	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(6,311)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	3,116	—	—	3,116
Issuance of Operating Partnership units in conjunction with acquisitions	—	1,877	—	—	—	—	—	—	1,877
Redemption of Operating Partnership units for stock	—	(383)	—	10,000	—	383	—	—	—
Net income	3,492	4,068	—	—	—	—	—	95,153	102,713
Other comprehensive income	50	324	—	—	—	—	7,659	—	8,033
Distributions to Operating Partnership units held by noncontrolling interests	(3,615)	(4,853)	—	—	—	—	—	—	(8,468)
Dividends paid on common stock at $0.86 per share	—	—	—	—	—	—	—	(108,486)	(108,486)
Balances at June 30, 2018	$160,104	$213,509	$241	126,146,055	$1,261	$2,554,447	$62,930	$(276,688)	$2,715,804

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity

	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Restricted stock grants issued	—	—	—	2,794	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(2,298)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	343,251	3	33,777	—	—	33,780
Compensation expense related to stock-based awards	—	—	—	—	—	2,613	—	—	2,613
Redemption of Operating Partnership units for stock	—	(572)	—	15,000	—	572	—	—	—
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	(10,251)	—	—	(10,251)
Net income (loss)	3,723	5,547	(1)	—	—	—	—	130,418	139,687
Other comprehensive income	39	245	—	—	—	—	5,432	—	5,716
Distributions to Operating Partnership units held by noncontrolling interests	(3,616)	(4,844)	—	—	—	—	—	—	(8,460)
Dividends paid on common stock at $0.86 per share		—	—	—	—	—	—	(108,795)	(108,795)
Balances at September 30, 2018	$160,250	$213,885	$240	126,504,802	$1,264	$2,581,158	$68,362	$(255,065)	$2,770,094

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

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity

	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Issuance of common stock upon the exercise of options	—	—	—	14,850	—	605	—	—	605
Restricted stock grants issued	—	—	—	5,099	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(1,269)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	849,200	9	100,047	—	—	100,056
Compensation expense related to stock-based awards	—	—	—	—	—	3,035	—	—	3,035
Repayment of receivable for preferred operating units pledged as collateral on loan	—	1,211	—	—	—	—	—	—	1,211
Redemption of Operating Partnership units for stock	—	(1,125)	—	29,118	—	1,125	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	96	—	—	—	—	—	96
Net income (loss)	3,089	4,828	(9)	—	—	—	—	108,087	115,995
Other comprehensive loss	(101)	(698)	—	—	—	—	(15,963)	—	(16,762)
Distributions to Operating Partnership units held by noncontrolling interests	(3,178)	(5,440)	—	—	—	—	—	—	(8,618)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(116,440)	(116,440)
Balances at September 30, 2019	$175,918	$209,011	$346	129,410,093	$1,294	$2,861,611	$(43,439)	$(296,752)	$2,907,989

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$330,844	$337,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,116	155,924
Amortization of deferred financing costs	8,912	9,230
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	3,533	3,525
Compensation expense related to stock-based awards	9,987	8,455
Gain on real estate transactions	(1,205)	(30,807)
Distributions from unconsolidated real estate ventures in excess of earnings	4,752	5,235
Changes in operating assets and liabilities:
Other assets	(11,153)	(639)
Accounts payable and accrued expenses	29,310	27,677
Other liabilities	4,370	12,597
Net cash provided by operating activities	544,466	529,027
Cash flows from investing activities:
Acquisition of real estate assets	(287,114)	(327,011)
Development and redevelopment of real estate assets	(34,413)	(45,376)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	11,254	51,889
Investment in unconsolidated real estate ventures	(33,661)	(52,806)
Return of investment in unconsolidated real estate ventures	3,982	47,964
Issuance of notes receivable	(162,677)	(13,889)
Principal payments received from notes receivable	151,211	25,226
Purchase of equipment and fixtures	(4,959)	(3,026)
Net cash used in investing activities	(356,377)	(317,029)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	198,852	33,780
Proceeds from notes payable and revolving lines of credit	1,508,000	973,386
Principal payments on notes payable and revolving lines of credit	(1,503,686)	(787,939)
Principal payments on notes payable to trusts	(30,928)	(21,650)
Deferred financing costs	(2,008)	(7,055)
Repurchase of exchangeable senior notes	—	(80,270)
Net proceeds from exercise of stock options	2,830	1,170
Redemption of Operating Partnership units held by noncontrolling interests	—	(2,558)
Contributions from noncontrolling interests	146	122
Dividends paid on common stock	(341,535)	(315,608)
Distributions to noncontrolling interests	(25,735)	(24,837)
Net cash used in financing activities	(194,064)	(231,459)
Net decrease in cash, cash equivalents, and restricted cash	(5,975)	(19,461)
Cash, cash equivalents, and restricted cash, beginning of the period	72,690	86,044
Cash, cash equivalents, and restricted cash, end of the period	$66,715	$66,583

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental schedule of cash flow information
Interest paid	$136,563	$117,627
Income taxes paid	6,197	803
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(9,258)	$(955)
Common stock and paid-in capital	9,258	955
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$277,430	$—
Operating lease liabilities	(286,787)	—
Accounts payable and accrued expenses	9,357	—
Acquisitions of real estate assets
Real estate assets, net	$19,937	$88,842
Value of Operating Partnership units issued	—	(1,877)
Notes payable assumed	(17,157)	(87,500)
Investment in unconsolidated real estate ventures	(2,780)	535
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$1,292	$275
Accounts payable and accrued expenses	(1,292)	(275)
Contribution of Preferred OP Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$(28,022)	$—
Value of Preferred Operating Partnership units issued	28,022	—
Conversion of Preferred OP Units to common OP Units
Preferred OP Units	$4,374	$—
Common OP Units	(4,374)	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2019, the Company had direct and indirect equity interests in 1,167 stores. In addition, the Company managed 630 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,797. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842),” which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 requires entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are measured at their present value and accounted for using the effective interest method. The accounting for the leased asset differs slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 became effective for annual and interim periods beginning after December 15, 2018. The Company adopted the standard using the modified retrospective approach as of January 1, 2019. The Company elected the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and nonlease components. The Company did not record a significant cumulative catch-up adjustment to retained earnings upon adoption of ASU 2016-02. The primary impact was related to the Company's 21 operating ground leases and two corporate facility leases under which it served as lessee at the time of adoption. The Company recognized lease liabilities of $104,863 and right-of-use assets related to operating leases totaling $95,506 as of the adoption date. Refer to footnote 13 for further discussion of the Company's leases.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASU 2016-02), and not within the scope of ASU 2016-13. This new standard will be effective for the Company on January 1, 2020. The Company is evaluating the impact this new standard will have and does not expect this new standard to have a material impact on the Company's consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$3,141	$—
Other liabilities - Cash flow hedge swap agreements	$—	$43,880	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2019 or December 31, 2018.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of September 30, 2019, the Company had one parcel of land classified as held for sale which is included in real estate assets, net. The estimated fair value less selling costs for this asset is greater than the carrying value of the asset, and therefore no loss has been recorded.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 approximate fair value. Restricted cash is comprised of escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, insurance and capital expenditures.

The fair values of the Company’s notes receivable from Preferred and Common Operating Partnership unit holders, were based on the discounted estimated future cash flows of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed-rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$118,756	$118,524	$115,467	$119,735
Fixed rate notes payable and notes payable to trusts	$3,296,231	$3,166,208	$2,985,731	$3,022,414
Exchangeable senior notes	$724,500	$575,000	$620,149	$575,000

4.	EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three and nine months ended September 30, 2019, and for the three months ended September 30, 2018, there were no anti-dilutive options. For the nine months ended September 30, 2018, options to purchase an aggregate of approximately 36,404 shares of common stock were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2019 and 2018 was $115.63 and $92.83, respectively. The average share price for the nine months ended September 30, 2019 and 2018 was $105.74 and $90.09, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	362,382	451,386	396,276	465,115
Series C Units (1)	—	319,283	—	328,994
Series D Units	1,038,538	—	1,074,417	1,021,901
	1,400,920	770,669	1,470,693	1,816,010

(1)    The remainder of the Series C Units were converted to OP Units on April 25, 2019.

In July 2018, the Operating Partnership redeemed the remaining balance of its 2.375% Exchangeable Senior Notes due 2033 (the “2013 Notes”). Prior to their redemption, the 2013 Notes could potentially have had a dilutive impact on the Company’s earnings per share calculations. The 2013 Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2013 Notes. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2013 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of September 30, 2019. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $92.04 per share as of September 30, 2019, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2013 Notes and 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and nine months ended September 30, 2019 and 2018, zero shares related to the 2013 Notes were included in the computation for diluted earnings per share, as the Company had repaid all outstanding 2013 Notes in July 2018. For the three and nine months ended September 30, 2019 and 2018, 1,274,675 and zero shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$108,087	$130,418	$307,685	$313,827
Earnings and dividends allocated to participating securities	(165)	(219)	(508)	(550)
Earnings for basic computations	107,922	130,199	307,177	313,277
Earnings and dividends allocated to participating securities	165	—	—	550
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	6,100	7,336	17,539	17,191
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)	(1,716)	(1,716)
Net income for diluted computations	$113,615	$136,963	$323,000	$329,302

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	128,776,549	126,466,837	127,830,272	125,959,926
OP Units	6,050,028	5,636,845	6,032,656	5,650,599
Series A Units	875,480	875,480	875,480	875,480
Series D Units	—	991,738	—	—
Unvested restricted stock awards included for treasury stock method	209,963	—	—	250,630
Shares related to exchangeable senior notes and dilutive stock options	1,406,455	269,390	1,425,891	279,055
Average number of common shares outstanding - diluted	137,318,475	134,240,290	136,164,299	133,015,690
Earnings per common share
Basic	$0.84	$1.03	$2.40	$2.49
Diluted	$0.83	$1.02	$2.37	$2.48

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.	STORE ACQUISITIONS AND DISPOSITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three and nine months ended September 30, 2019 and 2018. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

			Consideration Paid							Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Q3 2019	1		$16,937	$16,941	$—	$—	$(4)	$—	—	$16,937
Q2 2019	1		8,424	8,424	—	—	—	—	—	8,424
Q1 2019	14	(1)	223,740	202,890	17,157	2,780	913	—	—	223,740
	16		$249,101	$228,255	$17,157	$2,780	$909	$—	—	$249,101

Q3 2018	6		$74,694	$71,989	$—	$—	$2,705	$—	—	$74,694
Q2 2018	17	(2)	237,284	148,650	87,500	(1,024)	281	1,877	21,768	237,284
Q1 2018	5	(2)	70,787	70,171	—	489	127	—	—	70,787
	28		$382,765	$290,810	$87,500	$(535)	$3,113	$1,877	21,768	$382,765

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

(2) Store acquisitions during the six months ended June 30, 2018 include the acquisition of 15 stores that had been owned by a joint venture in which the Company held a noncontrolling interest. No gain or loss was recognized as a result of these acquisitions.

Store Dispositions

On April 11, 2019, the Company closed on the sale of a store located in New York that had been classified as held for sale for $11,272 in cash. The Company recorded a gain on the sale of $1,205.

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

During the nine months ended September 30, 2019, the Company contributed a total of $56,799 to its joint ventures for the purchase of 19 operating stores and six stores acquired at the issuance of certificate of occupancy.
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	September 30,	December 31,
				2019	2018
PRISA Self Storage LLC	85	4%	4%	$9,182	$9,334
Storage Portfolio II JV LLC	36	10%	30%	(4,754)	(4,233)
Storage Portfolio I LLC	24	34%	49%	(38,406)	(38,129)
VRS Self Storage, LLC	16	45%	54%	17,560	18,281
ESS-NYFL JV LP	15	16%	24%	13,931	—
Extra Space Northern Properties Six LLC	10	10%	35%	(1,969)	(1,700)
WICNN JV LLC	9	10%	25%	32,428	26,885
Alan Jathoo JV LLC	9	10%	10%	8,021	8,180
ESS Bristol Investments LLC	8	10%	28%	3,065	2,331
GFN JV, LLC	5	10%	25%	12,238	10,586
Extra Space West Two LLC (2)	—	5%	40%	—	3,818
Extra Space West One LLC (2)	—	5%	40%	—	(1,038)
Other minority owned stores	25	10-50%	19-50%	79,003	45,814
Net Investments in and Cash distributions in unconsolidated real estate ventures	242			$130,299	$80,129

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

The Company had no consolidated VIEs during the three and nine months ended September 30, 2019.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $3,296 will be reclassified and increase interest expense.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company held 25 derivative financial instruments which had a total combined notional amount of $2,402,883 as of September 30, 2019.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:	Fair Value
Other assets	$3,141	$42,324
Other liabilities	$43,880	$2,131

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended September 30,
Type	2019	2018		2019	2018
Swap Agreements	$(14,517)	$8,325	Interest expense	$2,992	$2,561

	Gain (loss) recognized in OCI For the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain reclassified from OCI For the Nine Months Ended September 30,
Type	2019	2018		2019	2018
Swap Agreements	$(70,387)	$41,610	Interest expense	$11,792	$4,684

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

As of September 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $44,985. As of September 30, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2019, it could have been required to cash settle its obligations under the agreements at their termination value of $45,120, including accrued interest.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

9.	EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of September 30, 2019 was approximately 10.87 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

Additionally, the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended September 30, 2019.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Information about the Company’s 2015 Notes, including the total carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount was as follows for the periods indicated:

	September 30, 2019	December 31, 2018
Carrying amount of equity component	$22,597	$22,597
Principal amount of liability component	$575,000	$575,000
Unamortized discount - equity component	(4,884)	(8,417)
Unamortized debt issuance costs	(2,411)	(4,209)
Net carrying amount of liability components	$567,705	$562,374

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest	$4,492	$4,492	$13,476	$13,614
Amortization of discount	1,186	1,140	3,533	3,525
Total interest expense recognized	$5,678	$5,632	$17,009	$17,139

10.	STOCKHOLDERS’ EQUITY

On May 15, 2019, the Company filed its $500,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with nine sales agents.

During the three months ended September 30, 2019, the Company sold 849,200 shares of common stock under its "at the market" equity program at an average sales price of $119.30 per share, resulting in net proceeds of $100,056. As of September 30, 2019, the Company had $298,621 available for issuance under the equity distribution agreements.

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

At September 30, 2019 and December 31, 2018, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of September 30, 2019 and December 31, 2018, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 and $108,644, respectfully, as more fully described below.

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

Series C Convertible Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

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

In December 2014, the Operating Partnership loaned certain holders of the Series C Units $20,230. The loan receivable, which was collateralized by the Series C Units, bears interest at 5.0% per annum and matures on December 15, 2024. The Series C Units were shown on the balance sheet net of the loan balance because the borrower under the loan receivable was also the holder of the Series C Units.

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. As part of this conversion, the holders of the Series C

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Units agreed to pledge the OP Units received in the conversion as collateral on the loan receivable to replace the Series C Units that were converted. As of December 31, 2018, the total outstanding balance of the loan receivable was $19,735, of which $8,644 was shown as a reduction of the noncontrolling interests related to the Series C Units and $11,091 was shown as a reduction of the noncontrolling interests related to the OP Units on the Company's consolidated balance sheets. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $18,524 is shown as a reduction of the noncontrolling interests related to the OP Units as of September 30, 2019. See footnote 12 for further discussion of noncontrolling interests.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have been issued at various times from 2014 to 2019. In addition, during the nine months ended September 30, 2019, the Operating Partnership issued 1,120,924 Series D Units valued at $28,022 in conjunction with joint venture acquisitions.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $120,086, which represents 4,803,445 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 90.6% ownership interest in the Operating Partnership as of September 30, 2019. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 9.4% are held by certain former owners of assets acquired by the Operating Partnership. As of September 30, 2019, and December 31, 2018 the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $18,524 and $11,091, respectively, because the borrowers under the loan receivable are also holders of OP Units. This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2019, the ten-day average closing price of the Company's common stock was $116.80 and there were 6,025,341 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2019 and the Company elected to pay the OP Unit holders cash, the Company would have paid $703,760 in cash consideration to redeem the units.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2019	2018
OP Units redeemed for common stock	239,619	25,000
OP Units redeemed for cash	—	30,000
Cash paid for OP Units redeemed	$—	$2,558
OP Units issued in conjunction with acquisitions	—	21,768
Value of OP Units issued in conjunction with acquisitions	$—	$1,877
OP Units issued upon redemption of Series C Units	270,709	—

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of September 30, 2019. One joint venture owns two operating stores in Texas and two operating stores in Colorado, and the other joint venture owns one operating store in Pennsylvania and one development property in New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.

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
Lessee Accounting
The Company recognized right-of-use assets related to operating leases totaling $95,506 and lease liabilities of $104,863 as of the adoption date, January 1, 2019. These are presented as “Operating lease liabilities” and “Real estate assets-operating lease right-of-use assets” on the Company’s consolidated balance sheets.
In June and August 2019, the Company entered into new triple-net lease agreements to lease land and buildings at 22 and five operating stores, respectively. These leases are categorized as operating leases, and have contractual lease terms of 25 years, but have termination options after 10 years that result in lease terms of 10 years under ASC 842. The Company recorded new operating lease right-of-use assets and operating lease liabilities of $127,532 and $52,224, respectively, in conjunction with these new lease agreements.
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:

•
Leases of real estate at 49 stores classified as wholly-owned. These leases generally have original lease terms between 10-67 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

•	Leases of its corporate offices and call center. These leases have original lease terms between 5.3 and 12.1 years, with no extension options.

•
Leases of 13 regional offices. These leases have original lease terms between three and five years. The Company has the option on five of these leases to extend the lease term for three additional years.

•
Leases of small district offices. These leases generally have terms of 12 months or less. The Company has made an election to account for these under the short-term lease exception outlined under ASC 842. Therefore, no lease assets or liabilities are recorded related to these leases, and the Company will recognize lease payments as expense on a straight-line basis over the related lease terms.

The Company has included lease extension options in the lease term for calculations of its right-of-use assets and liabilities related to the real estate asset leases at its stores when it is reasonably certain that the Company plans to extend the lease terms as the options arise.

Several of the leases of real estate at the Company’s stores include escalation clauses based on an index or rate, such as the Consumer Price Index (CPI). The Company included these lease payments in its calculations of right-of-use assets and liabilities based on the prevailing index or rate as of the adoption date. The Company will recognize changes to these variable lease payments in earnings in the period of change.
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
The Company has signed a lease agreement for a store in New Jersey. The store is currently under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed in early 2020. The lease term is 75 years from the lease commencement date, with three 10-year extension options. The Company has also signed a lease agreement for a store in California. The store is under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed in mid-2020. The lease term is 15 years from the lease commencement date, with three 10-year extension options and one 5-year extension option. The Company has not recorded right-of-use assets or lease liabilities related to these leases as of September 30, 2019 as the lease term has not yet commenced for either lease. The lease commencement date will occur when the Company takes possession of the leased asset, and the Company will recognize a lease liability and right-of-use asset relating to the leases at that time.
As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s unsecured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. These discount rates vary depending on the term of the specific leases.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is information on our total lease costs as of the period(s) indicated:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2019

Finance lease cost:
Amortization of finance lease right-of-use assets	$42	$126
Interest expense related to finance lease liabilities	73	216
Operating lease cost	7,060	12,737
Variable lease cost	1,624	3,426
Short-term lease cost	28	138
Total lease cost	$8,827	$16,643

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$58	$173
Operating cash outflows for operating lease payments	6,573	12,122
Total cash flows for lease liability measurement	$6,631	$12,295

Right-of-use assets obtained in exchange for new operating lease liabilities	$52,413	$277,430
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$8,050

Weighted average remaining lease term - finance leases (years)	47.1
Weighted average remaining lease term - operating leases (years)	14.9
Weighted average discount rate - finance leases	6.07%
Weighted average discount rate - operating leases	3.65%

Following is information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2019	$6,982	$57	$7,039
2020	28,331	232	28,563
2021	28,586	237	28,823
2022	28,611	255	28,866
2023	28,698	255	28,953
Thereafter	252,832	16,777	269,609
Total	$374,040	$17,813	$391,853
Present value adjustments	(94,991)	(12,990)	(107,981)
Lease liabilities	$279,049	$4,823	$283,872

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Self-Storage Operations	$290,917	$266,728	$841,504	$772,742
Tenant Reinsurance	33,588	30,105	95,086	85,660
Total segment revenues	$324,505	$296,833	$936,590	$858,402

Operating expenses:
Self-Storage Operations	$88,653	$73,652	$248,288	$219,488
Tenant Reinsurance	7,644	7,720	21,593	18,798
Total segment operating expenses	$96,297	$81,372	$269,881	$238,286

Net operating income:
Self-Storage Operations	$202,264	$193,076	$593,216	$553,254
Tenant Reinsurance	25,944	22,385	73,493	66,862
Total segment net operating income:	$228,208	$215,461	$666,709	$620,116

Other components of net income (loss):
Property management fees and other income	$13,000	$10,120	$36,063	$30,849
General and administrative expense	(22,519)	(19,707)	(68,548)	(62,822)
Depreciation and amortization expense	(56,051)	(52,283)	(165,116)	(155,924)
Gain on real estate transactions	—	30,807	1,205	30,807
Interest expense	(46,908)	(45,926)	(141,716)	(130,239)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(1,186)	(1,140)	(3,533)	(3,525)
Interest income	2,799	1,371	5,905	3,997
Equity in earnings of unconsolidated real estate ventures	2,704	3,622	8,455	10,648
Income tax expense	(4,052)	(2,638)	(8,580)	(6,077)
Net income	$115,995	$139,687	$330,844	$337,830

15.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of September 30, 2019, the Company was under agreement to acquire four stores at a total purchase price of $41,828. These stores are scheduled to close in 2020. Additionally, the Company is under agreement to acquire five stores with joint venture partners, for a total investment of $31,384. Three of these stores are scheduled to close in 2019 and the remaining stores are expected to close in 2020.

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

On October 29, 2019, the Company invested $150.0 million in shares of newly issued convertible preferred stock of SmartStop Self Storage REIT, Inc. ("SmartStop"), with an additional commitment to purchase up to $50.0 million of the preferred shares over the next 12 months. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop.

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

PROPERTIES

As of September 30, 2019, we owned or had ownership interests in 1,167 operating stores. Of these stores, 920 are wholly-owned, five are in consolidated joint ventures, and 242 are in unconsolidated joint ventures. In addition, we managed an additional 630 stores for third parties bringing the total number of stores which we own and/or manage to 1,797. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of September 30, 2019, approximately 1,020,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2019, the average length of stay was approximately 15.6 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.42 for the three months ended September 30, 2019, compared to $15.95 for the three months ended September 30, 2018. Average annual rent per square foot for new leases was $18.34 for the three months ended September 30, 2019, compared to $18.21 for the three months ended September 30, 2018. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.6% and 4.5%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	September 30, 2019
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,143	1	75,801	13	866,846	22	1,499,790
Arizona	23	1,623,112	7	467,460	17	1,359,605	47	3,450,177
California	165	12,663,924	41	3,021,681	59	5,646,172	265	21,331,777
Colorado	16	1,075,157	2	186,293	27	1,958,876	45	3,220,326
Connecticut	7	529,455	7	626,227	4	284,432	18	1,440,114
Delaware	—	—	1	76,945	1	70,653	2	147,598
Florida	91	6,969,378	34	2,543,565	82	6,361,651	207	15,874,594
Georgia	59	4,563,704	5	431,477	17	1,283,478	81	6,278,659
Hawaii	13	843,974	—	—	4	209,215	17	1,053,189
Idaho	—	—	—	—	7	711,074	7	711,074
Illinois	36	2,725,286	7	570,172	30	2,121,546	73	5,417,004
Indiana	15	950,359	1	58,086	13	850,080	29	1,858,525
Kansas	1	50,142	2	108,770	1	70,420	4	229,332
Kentucky	11	928,307	1	51,128	4	311,138	16	1,290,573
Louisiana	2	150,555	—	—	3	299,802	5	450,357
Maryland	32	2,587,910	8	618,640	26	1,807,234	66	5,013,784
Massachusetts	46	2,972,797	10	641,063	8	605,365	64	4,219,225
Michigan	7	561,966	4	314,331	1	102,147	12	978,444
Minnesota	5	382,301	—	—	9	615,894	14	998,195
Mississippi	3	215,812	—	—	4	256,550	7	472,362
Missouri	5	333,580	2	119,275	9	608,303	16	1,061,158
Nebraska	—	—	—	—	2	164,494	2	164,494
Nevada	14	1,035,845	4	472,981	5	533,505	23	2,042,331
New Hampshire	2	136,135	2	84,325	1	61,535	5	281,995
New Jersey	59	4,658,053	17	1,246,731	10	825,939	86	6,730,723
New Mexico	11	722,310	6	349,860	12	891,950	29	1,964,120
New York	27	1,968,598	16	1,404,529	19	1,122,883	62	4,496,010
North Carolina	19	1,411,295	5	374,010	21	1,586,691	45	3,371,996
Ohio	17	1,314,894	5	327,053	6	398,956	28	2,040,903
Oklahoma	—	—	—	—	19	1,577,962	19	1,577,962
Oregon	6	399,941	4	281,689	9	598,810	19	1,280,440
Pennsylvania	18	1,350,092	7	510,446	19	1,369,890	44	3,230,428
Rhode Island	2	130,846	—	—	1	84,665	3	215,511
South Carolina	23	1,757,606	7	497,578	19	1,399,429	49	3,654,613
Tennessee	17	1,403,456	12	804,121	16	1,150,636	45	3,358,213
Texas	100	8,605,464	10	706,854	78	6,281,835	188	15,594,153
Utah	10	710,204	—	—	17	1,272,392	27	1,982,596
Virginia	46	3,681,166	7	565,118	14	1,003,892	67	5,250,176
Washington	8	589,997	1	57,340	7	480,838	16	1,128,175
Washington, DC	1	100,039	1	104,058	3	186,048	5	390,145
Wisconsin	—	—	5	505,806	5	445,529	10	951,335
Puerto Rico	—	—	—	—	8	916,616	8	916,616
Totals	925	70,660,803	242	18,203,413	630	48,754,976	1,797	137,619,192

(1)    Includes five consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2019 and 2018

Overview
Results for the three and nine months ended September 30, 2019 included the operations of 1,167 stores (920 wholly-owned, five in consolidated joint ventures, and 242 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2018, which included the operations of 1,099 stores (872 wholly-owned, four in consolidated joint ventures, and 223 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues:
Property rental	$290,917	$266,728	$24,189	9.1%	$841,504	$772,742	$68,762	8.9%
Tenant reinsurance	33,588	30,105	3,483	11.6%	95,086	85,660	9,426	11.0%
Management fees and other income	13,000	10,120	2,880	28.5%	36,063	30,849	5,214	16.9%
Total revenues	$337,505	$306,953	$30,552	10.0%	$972,653	$889,251	$83,402	9.4%

Property Rental—The increase in property rental revenues for the three and nine months ended September 30, 2019 was primarily the result of revenues from newly-acquired stores and increases in rental rates at our stabilized stores. Increases of $15,173 and $38,542, respectively, were attributable to store acquisitions completed in 2019 and 2018. We acquired 16 wholly-owned stores and 27 leased properties (as part of a new net lease agreement signed) during the nine months ended September 30, 2019. We acquired 34 stores during the year ended December 31, 2018. Increases of $8,253 and $27,400 for the three and nine months ended September 30, 2019, respectively, were due to higher net rental rates for new and existing customers at our stabilized stores.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 1,797 stores at September 30, 2019 compared to 1,606 stores at September 30, 2018.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and nine months ended September 30, 2019 was primarily due to an increase in the number of stores managed. As of September 30, 2019, we managed 630 stores for third parties, compared to 507 stores as of September 30, 2018, and we also managed 247 stores for joint ventures as of September 30, 2019, compared to 227 as of September 30, 2018.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Expenses:
Property operations	$88,653	$73,652	$15,001	20.4%	$248,288	$219,488	$28,800	13.1%
Tenant reinsurance	7,644	7,720	(76)	(1.0)%	21,593	18,798	2,795	14.9%
General and administrative	22,519	19,707	2,812	14.3%	68,548	62,822	5,726	9.1%
Depreciation and amortization	56,051	52,283	3,768	7.2%	165,116	155,924	9,192	5.9%
Total expenses	$174,867	$153,362	$21,505	14.0%	$503,545	$457,032	$46,513	10.2%

Property Operations—The increases in property operations expense during the three and nine months ended September 30, 2019 were due primarily to increases of $9,872 and $18,588, respectively, attributable to store acquisitions completed in 2019 and 2018. We acquired 16 wholly-owned stores and 27 leased properties (as part of a new net lease agreement signed) during the nine months ended September 30, 2019. We acquired 34 stores during the year ended December 31, 2018. Additional increases of $4,748 and $9,098 for the three and nine months ended September 30, 2019, respectively, were related to an increase in expenses from property taxes and marketing at stabilized stores.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense for nine months ended September 30, 2019 was due primarily to an increase in the number of stores we owned and/or managed and an increase in the overall average payout on claims when compared to the nine months ended September 30, 2018.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 16 stores during the nine months ended September 30, 2019. We acquired 34 stores during the year ended December 31, 2018.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Gain on real estate transactions	$—	$30,807	$(30,807)	(100.0)%	$1,205	$30,807	$(29,602)	(96.1)%
Interest expense	(46,908)	(45,926)	(982)	2.1%	(141,716)	(130,239)	(11,477)	8.8%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,186)	(1,140)	(46)	4.0%	(3,533)	(3,525)	(8)	0.2%
Interest income	2,799	1,371	1,428	104.2%	5,905	3,997	1,908	47.7%
Equity in earnings of unconsolidated real estate ventures	2,704	3,622	(918)	(25.3)%	8,455	10,648	(2,193)	(20.6)%
Income tax expense	(4,052)	(2,638)	(1,414)	53.6%	(8,580)	(6,077)	(2,503)	41.2%
	$(46,643)	$(13,904)	$(32,739)	235.5%	$(138,264)	$(94,389)	$(43,875)	46.5%

Gain on Real Estate Transactions— The gain of $1,205 for the nine months ended September 30, 2019 was a result of the sale of one property in New York for $11,781. During the three and nine months ended September 30, 2018, we recorded a $30,671 gain on the sale of one property in California.

Interest Expense—The increase in interest expense during the three and nine months ended September 30, 2019 was primarily the result of a higher average debt balance when compared to the same periods in the prior year. Information on the total face value of debt and average interest rate for each quarter during the nine months ended September 30, 2019 and 2018 follows:

	For the Three Months Ended September 30,		For the Three Months Ended June 30,		For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Total face value of debt	$4,844,620	$4,803,360	$5,072,936	$4,809,483	$5,039,286	$4,557,414
Average interest rate of debt	3.4%	3.5%	3.5%	3.4%	3.5%	3.4%

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2013 Notes and 2015 Notes both had an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions, interest earned on bridge loans and income earned on note receivable from Common and Preferred Operating Partnership unit holders. In late 2018 we began to provide bridge financing on completed, including recently completed properties, owned by third parties that we manage. The increase in interest income during the three and nine months ended September 30, 2019 was primarily the result of interest earned on these bridge loans.

Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The decrease in earnings for the three and nine months ended September 30, 2019 related primarily to 12 properties that we purchased from joint ventures in January 2019.

Income Tax Expense—For the three and nine months ended September 30, 2019, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$108,087	$130,418	$307,685	$313,827

Adjustments:
Real estate depreciation	51,828	48,673	153,745	144,018
Amortization of intangibles	1,184	1,835	5,281	6,427
Gain on real estate transactions	—	(30,807)	(1,205)	(30,807)
Unconsolidated joint venture real estate depreciation and amortization	2,160	1,781	5,944	4,931
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,716)	(1,716)
Income allocated to Operating Partnership noncontrolling interests	7,908	9,269	23,159	24,003
Funds from operations attributable to common stockholders and unit holders	$170,595	$160,597	$492,893	$460,683

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
Same-store rental revenues	$262,739	$254,351	3.3%	$773,323	$745,146	3.8%
Same-store operating expenses	73,731	69,191	6.6%	217,579	208,569	4.3%
Same-store net operating income	$189,008	$185,160	2.1%	$555,744	$536,577	3.6%
Same-store square foot occupancy as of quarter end	93.8%	93.8%		93.8%	93.8%
Properties included in same-store	821	821		821	821

Same-store revenues for the three and nine months ended September 30, 2019 increased due to higher net rental rates for both new and existing customers. Same-store expenses were higher for the three and nine months ended September 30, 2019 primarily due to increases in marketing, and property taxes. For the nine months ended September 30, 2019, the increase in same-store expenses was partially offset by decreases in payroll and benefits and utilities expense.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$115,995	$139,687	$330,844	$337,830
Adjusted to exclude:
Gain on real estate transactions	—	(30,807)	(1,205)	(30,807)
Equity in earnings of unconsolidated joint ventures	(2,704)	(3,622)	(8,455)	(10,648)
Interest expense	48,094	47,066	145,249	133,764
Depreciation and amortization	56,051	52,283	165,116	155,924
Income tax expense	4,052	2,638	8,580	6,077
General and administrative	22,519	19,707	68,548	62,822
Management fees, other income and interest income	(15,799)	(11,491)	(41,968)	(34,846)
Net tenant insurance	(25,944)	(22,385)	(73,493)	(66,862)
Non same store revenue	(28,178)	(12,377)	(68,181)	(27,596)
Non same store expense	14,922	4,461	30,709	10,919
Total Same Store NOI	$189,008	$185,160	$555,744	$536,577

Same-store rental revenues	$262,739	$254,351	$773,323	$745,146
Same-store operating expenses	73,731	69,191	217,579	208,569
Same-store net operating income	$189,008	$185,160	$555,744	$536,577

CASH FLOWS

Cash flows from operating activities increased as a result of our continued revenue growth. This growth was due to increased rental rates and an increase in the number of stores we own and operate. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$544,466	$529,027
Net cash used in investing activities	(356,377)	(317,029)
Net cash used in financing activities	(194,064)	(231,459)

Significant components of net cash flow included:
Net income	$330,844	$337,830
Depreciation and amortization	165,116	155,924
Acquisition and development of new stores	(321,527)	(372,387)
Gain on real estate transactions	(1,205)	(30,807)
Proceeds from sale of real estate assets, investments in real estate ventures and other assets	11,254	51,889
Issuance of notes receivable, net of principal payments received	(11,466)	11,337
Proceeds from the sale of common stock, net of offering costs	198,852	33,780
Net proceeds (payments) from our debt financing	(26,614)	83,527
Dividends paid on common stock	(341,535)	(315,608)

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2019, we had $62,277 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2019 and 2018, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of September 30, 2019, we had $4,844,620 face value of debt, resulting in a debt to total enterprise value ratio of 23.0%. As of September 30, 2019, the ratio of total fixed-rate debt and other instruments to total debt was 77.2% (including $2,338,048 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2019 was 3.4%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2019.

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
As of September 30, 2019, we had approximately $4.8 billion in total face value of debt, of which approximately $1.1 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $11.0 million annually.
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

10.1
Amendment No. 1, dated as of July 1, 2019, to the Amended and Restated Credit Agreement, dated as of December 7, 2018, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents and lead arrangers and book runners, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 8, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 5, 2019	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)