Form 10-K
period 2019-12-31
Extra Space Storage Inc.
filed 2020-02-25
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
The aggregate market value of the common stock held by non-affiliates of the registrant was $13,214,610,280 based upon the closing price on the New York Stock Exchange on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 19, 2020 was 129,613,332.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2019

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
We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2019 we owned and/or operated 1,817 stores in 40 states, Washington, D.C. and Puerto Rico, comprising approximately 140 million square feet of net rentable space in approximately 1.3 million units.
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
Substantially all of our business is conducted through Extra Space Storage LP (the “Operating Partnership”). Our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To the extent we continue to qualify as a REIT we will not be subject to U.S. federal tax, with certain exceptions, on our REIT taxable income that is distributed to our stockholders.
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
Management
Members of our executive management team have significant experience in all aspects of the self-storage industry. Our executive management team and their years of industry experience are as follows: Joseph D. Margolis, Chief Executive Officer, 15 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 19 years; Samrat Sondhi, Executive Vice President and Chief Operating Officer, 17 years; Gwyn McNeal, Executive Vice President and Chief Legal Officer, 14 years; James Overturf, Executive Vice President and Chief Marketing Officer, 21 years.
Our executive management team and board of directors have an ownership position in the Company with executive officers and directors owning approximately 3,418,462 shares or 2.6% of our outstanding common stock as of February 19, 2020.
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
Our research has shown that tenants choose a store based primarily on the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for stores. A store’s visibility on the internet, price, perceived security, cleanliness, and the general professionalism of the store managers and staff are also contributing factors to a store’s ability to successfully secure rentals. Although most stores are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.
The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March.
Since inception in the early 1970’s, the self-storage industry has experienced significant growth. The self-storage industry has also seen increases in occupancy over the past several years. According to the Self-Storage Almanac (the “Almanac”), in 2014, the national average physical occupancy rate was 89.1% of net rentable square feet, compared to an average physical occupancy rate of 91.0% in 2019.
The industry is also characterized by fragmented ownership. According to the Almanac, as of the end of 2019, the top ten self-storage companies in the United States operated approximately 20.6% of the total U.S. stores, and the top 50 self-storage companies operated approximately 26.7% of the total U.S. stores. We believe this fragmentation will contribute to continued consolidation at some level in the future.
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
In addition to the pursuit of stabilized stores, from time to time we develop stores from the ground up and provide the construction capital. We also purchase stores at the completion of construction from third party developers, who build to our specifications. These stores purchased at completion of construction (a "Certificate of Occupancy store"), create additional long term value for our stockholders. We are typically able to acquire these assets at a lower price than a stabilized store, and expect greater long term returns on these stores on average. However, in the short term, these acquisitions cause dilution to our earnings during the two-to-four year period required to lease up the Certificate of Occupancy stores. We expect that this trend will continue in 2020 as we continue to acquire Certificate of Occupancy stores.
Expand our management business
Our management business enables us to generate increased revenues through management fees as well as expand our geographic footprint, data sophistication and scale with little capital investment. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a future acquisition pipeline. We pursue strategic relationships with owners whose stores would enhance our portfolio in the event an opportunity arises to acquire such stores. To broaden the opportunities available, we have recently implemented a bridge lending program, under which we provide financing to operating properties that we manage.  We anticipate that this program will help us increase our management business, create additional future acquisition opportunities, and strengthen our relationships with partners, all while providing interest income. The total balance of bridge loans receivable as of December 31, 2019 was $43.6 million.

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
Credit Lines - We have two credit lines which we primarily use as short term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2019, our Credit Lines had available capacity of $790.0 million, of which $632.0 million was undrawn.
Secured and Unsecured Debt - Historically, we had primarily used traditional secured mortgage loans to finance store acquisitions and development efforts. More recently, we obtain unsecured bank term loans and issue unsecured private placement bonds. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2019, we had $2.2 billion of secured notes payable and $2.7 billion of unsecured notes payable and senior exchangeable notes outstanding compared to $2.9 billion of secured notes payable and $1.9 billion of unsecured notes payable and senior exchangeable notes outstanding as of December 31, 2018.
Equity - We have an active "at the market" ("ATM") program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2019, we issued 1,779,200 shares of common stock through our ATM program and received net proceeds of approximately $198.8 million. During the year ended December 31, 2018, we issued 933,789 shares of common stock through our ATM program and received net proceeds of approximately $90.2 million.
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
Joint Venture Financing - As of December 31, 2019, we owned 246 of our stores through joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We generally manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture, but do not control the joint ventures.

Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial or investment conditions. For the year ended December 31, 2019 we sold one store located in New York for $11.3 million. For the year ended December 31, 2018, we sold one store located in California for $40.2 million.
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
Employees
As of December 31, 2019, we had 4,048 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.
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
Our property taxes could increase due to reassessment or property tax rate changes.
Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Proposition 13, property tax reassessment generally occurs as a result of a "change in ownership" of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a "change in ownership" or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property and/or introduce split tax roll legislation. Such initiatives, if successful, could increase the assessed value and/or tax rates applicable to commercial property in California, including our stores.
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
As of December 31, 2019, we held interests in 246 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
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
As of December 31, 2019, we had approximately $5.1 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income each year, determined without regard to the deduction for dividends paid and including net capital gains.
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
As of December 31, 2019, we had approximately $5.1 billion of debt outstanding, of which approximately $1.1 billion, or 21.3% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 3.1% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.
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
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may affect our financial results.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

We have outstanding debt and hedge contracts indexed to LIBOR. We are monitoring industry transition plans and evaluating the risks related to our debt and hedge contracts indexed to LIBOR. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on these instruments which are indexed to LIBOR will be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
Risks Related to Qualification and Operation as a REIT
Dividends payable by REITs may be taxed at higher rates.
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under the 2017 Tax Legislation (defined below), such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock of REITs, including our stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our stores.
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

The federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The legislation remains unclear in many respects and could still be subject to amendments, technical corrections, interpretations and implementing regulations by the U.S. Department of Treasury and the IRS, any of which could lessen or increase the impact of the legislation.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our gross income and the owners of our stock. Our ability to satisfy the asset tests depends upon our analysis of the fair market value of our assets, some of which are not susceptible to precise determination, and for which we will not obtain independent appraisals. Our ability to satisfy the income tests depends on the sources and amounts of our gross income, which we may not be able to control. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to U.S. federal corporate income tax to the extent we distribute less than 100% of our REIT taxable income, without regard to the dividends paid deduction and including net capital gains.
We own and may acquire direct or indirect interests in entities that have elected or will elect to be taxed as REITs under the Internal Revenue Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a

REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
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
Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
As of December 31, 2019, we owned or had ownership interests in 1,171 operating stores. Of these stores, 925 are wholly-owned, five are in consolidated joint ventures, and 241 are in unconsolidated joint ventures. In addition, we managed 646 stores for third parties bringing the total number of stores which we own and/or manage to 1,817. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
36
2%
California
269
15%
Mtn West
179
10%
Texas
189
10%
Midwest
227
12%
Southeast
212
12%
Northeast
288
16%
Mid-Atlantic
188
10%
Florida & P.R.
212
12%
Hawaii
17
1%
EXR Presence
No Presence

Extra Space Storage

As of December 31, 2019, approximately 1,015,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2019, the average length of stay was approximately 15.8 months.
The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.43 for the year ended December 31, 2019, compared to $15.92 for the year ended December 31, 2018. Average annual rent per square foot for new leases was $18.12 for the year ended December 31, 2019, compared to $17.57 for the year ended December 31, 2018. The average discounts, as a percentage of rental revenues, during these periods were 3.5% and 4.2%, respectively.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.
The following table presents additional information regarding net rentable square feet and the number of stores by state:

	As of December 31, 2019
	REIT Owned		JV Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,488	1	75,821	13	910,763	22	1,544,072
Arizona	23	1,624,115	7	467,485	17	1,348,080	47	3,439,680
California	165	12,724,410	41	3,021,716	63	5,964,562	269	21,710,688
Colorado	16	1,074,636	2	186,293	27	1,967,878	45	3,228,807
Connecticut	7	529,905	7	629,759	4	284,342	18	1,444,006
Delaware	—	—	1	76,945	2	137,568	3	214,513
Florida	91	6,997,266	30	2,503,775	83	6,417,322	204	15,918,363
Georgia	63	4,869,815	5	431,377	20	1,526,485	88	6,827,677
Hawaii	13	844,127	—	—	4	209,514	17	1,053,641
Idaho	—	—	—	—	7	711,246	7	711,246
Illinois	37	2,795,505	7	569,741	29	2,106,661	73	5,471,907
Indiana	15	950,589	1	58,166	12	781,075	28	1,789,830
Kansas	1	83,372	2	108,770	2	147,242	5	339,384
Kentucky	11	929,737	1	51,128	4	324,228	16	1,305,093
Louisiana	2	146,935	—	—	4	395,902	6	542,837
Maryland	32	2,591,660	8	618,443	29	2,080,557	69	5,290,660
Massachusetts	46	2,973,377	10	641,413	7	554,311	63	4,169,101
Michigan	7	559,501	4	313,651	2	170,336	13	1,043,488
Minnesota	5	382,342	1	85,098	10	673,538	16	1,140,978
Mississippi	3	216,192	—	—	3	206,275	6	422,467
Missouri	5	333,630	2	119,275	8	538,808	15	991,713
Nebraska	—	—	—	—	2	193,487	2	193,487
Nevada	14	1,038,318	4	473,471	5	533,505	23	2,045,294
New Hampshire	2	136,135	2	83,925	1	61,535	5	281,595
New Jersey	59	4,660,994	17	1,246,404	12	959,394	88	6,866,792
New Mexico	11	722,875	6	349,860	12	891,040	29	1,963,775
New York	27	1,969,347	18	1,510,322	18	1,061,641	63	4,541,310
North Carolina	19	1,412,755	5	373,821	18	1,350,808	42	3,137,384
Ohio	17	1,315,552	5	327,213	7	546,251	29	2,189,016
Oklahoma	—	—	—	—	21	1,726,479	21	1,726,479
Oregon	6	400,071	4	281,679	10	680,262	20	1,362,012
Pennsylvania	18	1,350,202	7	511,948	23	1,719,271	48	3,581,421
Rhode Island	2	130,696	—	—	1	84,665	3	215,361
South Carolina	23	1,758,027	7	497,598	15	1,098,369	45	3,353,994
Tennessee	17	1,418,801	12	804,021	16	1,161,611	45	3,384,433
Texas	100	8,604,658	10	707,779	79	6,405,798	189	15,718,235
Utah	10	710,594	—	—	18	1,343,916	28	2,054,510
Virginia	46	3,683,817	7	566,223	15	1,096,668	68	5,346,708
Washington	8	589,862	1	57,340	7	482,875	16	1,130,077
Washington, DC	1	100,039	1	103,579	4	365,056	6	568,674
Wisconsin	—	—	5	508,221	4	334,900	9	843,121
Puerto Rico	—	—	—	—	8	916,924	8	916,924
Totals	930	71,187,345	241	18,362,260	646	50,471,148	1,817	140,020,753
(1) REIT owned property count includes five stores owned in consolidated joint ventures.

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
Market Information
Our common stock is traded under the symbol “EXR” on the New York Stock Exchange ("NYSE") since our IPO on August 17, 2004. On February 19, 2020, the closing price of our common stock as reported by the NYSE was $107.48. At February 19, 2020, we had 371 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities

In November 2017, our board of directors authorized a three-year share repurchase program to allow us to acquire shares in aggregate up to $400.0 million. We have no current plans to repurchase shares. Any acquisition of shares will be through open market or privately negotiated transactions. There have been no repurchases since the inception of this plan.
Unregistered Sales of Equity Securities
All unregistered sales of equity securities during the year ended December 31, 2019 have previously been disclosed in filings with the SEC.
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

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Total revenues	$1,308,454	$1,196,604	$1,105,009	$991,875	$782,270
Income from operations (1)	$634,958	$619,703	$654,394	$458,303	$296,157
Earnings per share - basic	$3.27	$3.29	$3.79	$2.92	$1.58
Earnings per share - diluted	$3.24	$3.27	$3.76	$2.91	$1.56
Cash dividends paid per common share	$3.56	$3.36	$3.12	$2.93	$2.24
Other Data
Acquisitions - Wholly Owned	$300,379	$457,617	$627,462	$1,086,645	$1,606,509
Acquisitions - Joint Venture	$104,338	$63,723	$15,094	$34,199	$21,529
Total	$404,717	$521,340	$642,556	$1,120,844	$1,628,038

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Total assets (2)	$8,532,377	$7,847,978	$7,460,953	$7,091,446	$6,071,407
Total notes payable, notes payable to trusts, exchangeable senior notes and revolving lines of credit, net (2)(3)	$5,046,486	$4,811,515	$4,554,217	$4,306,223	$3,535,621
Noncontrolling interests	$381,733	$371,698	$373,056	$351,274	$283,527
Total stockholders' equity	$2,539,961	$2,413,724	$2,350,751	$2,244,892	$2,089,077
Other Data
Net cash provided by operating activities	$707,686	$677,795	$597,375	$539,263	$367,329
Net cash used in investing activities (4)	$(621,630)	$(443,898)	$(353,079)	$(1,048,889)	$(1,626,946)
Net cash (used in) provided by financing activities	$(88,013)	$(247,251)	$(215,994)	$460,831	$1,286,471

(1)
The adoption of Financial Accounting Standards Board (“FASB”) ASU 2017-01 on January 1, 2017, has resulted in a decrease in acquisition related costs as our acquisition of operating stores are considered asset acquisitions rather than business combinations.

(2)
In connection with our adoption of FASB ASU 2016-02, "Leases (Topic 842)" on January 1, 2019, we began recognizing right-of-use assets and lease liabilities associated with our operating leases as of the adoption date.

(3)
In connection with our adoption of FASB ASU 2015-3, "Simplifying the Presentation of Debt Issuance Costs," in fiscal year 2016, debt issuance costs, with the exception of those related to our revolving credit facility, have been reclassified from other assets to a reduction of the carrying amount of the related debt liability. Prior year amounts have been reclassified to conform to the current period’s presentation.

(4)
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

Under certain circumstances when we enter into arrangements for the formation of joint ventures, a VIE may be created.  The primary factors that require the most judgment in determining whether the joint venture is a VIE are whether the decisions that most significantly impact the entity’s economic performance were controlled by the equity holders as a group, and whether the joint venture has sufficient equity to finance its activities without additional subordinated support.
If the joint venture is determined to be a VIE, we perform a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated within our financial statements. Otherwise, our investment is generally accounted for under the equity method. Our ability to correctly assess the influence or control over an entity affects the presentation of the investment in our consolidated financial statements.
As of December 31, 2019, we had no consolidated VIEs. As of December 31, 2018, our Operating Partnership had notes payable to one trust that was considered a VIE. Since the Operating Partnership was not the primary beneficiary of the trust, this VIE was not consolidated.
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
EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2019.
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
We have elected to treat one of our corporate subsidiaries, Extra Space Management, Inc., as a TRS. In general, our TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. If tax authorities determine that amounts paid by our TRS to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a penalty tax on the excess payments.
RECENT ACCOUNTING PRONOUNCEMENTS: For a discussion of recent accounting pronouncements affecting our business, see Item 8, “Financial Statements and Supplementary Data–Recently Issued Accounting Standards.”
RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Overview
Results for the year ended December 31, 2019 included the operations of 1,171 stores (925 wholly-owned, five in consolidated joint ventures, and 241 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2018, which included the operations of 1,111 stores (878 wholly-owned, four in a consolidated joint venture, and 229 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below.

EXTRA SPACE BRANDED STORES
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
1,817 Total
646
241
930
1,647 Total
536
229
882
2019
2018
Wholly Owned
Joint Venture
Third Party Managed

OCCUPANCY TRENDS – SAME-STORE POOL

95.0%
94.0%
93.0%
92.0%
91.0%
90.0%
94.3%
94.5%
91.4%
91.3%
92.4%
91.7%
January
February
March
April
May
June
July
August
September
October
November
December
2018
2019

*Data for “Same-store” pool of 821 stores

Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2019	2018	$ Change	% Change
Revenues:
Property rental	$1,130,177	$1,039,340	$90,837	8.7%
Tenant reinsurance	128,387	115,507	12,880	11.2%
Management fees and other income	49,890	41,757	8,133	19.5%
Total revenues	$1,308,454	$1,196,604	$111,850	9.3%

Property Rental—The increase in property rental revenues for the year ended December 31, 2019 was primarily the result of an increase of $53,627 associated with acquisitions completed in 2019 and 2018. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019, and acquired 34 stores during the year ended December 31, 2018. Property rental revenue also increased by $33,654 during the year ended December 31, 2019 as a result of increases in rental rates to new and existing customers at our stabilized stores.
Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in stores operated. We operated 1,817 stores at December 31, 2019, compared to 1,647 stores at December 31, 2018.
Management Fees and Other Income—Management fees and other income represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the year ended December 31, 2019 was primarily due to an increase in the number of stores managed and transaction fees earned in 2019. As of December 31, 2019 we managed 892 stores for third parties and joint ventures compared to 769 stores as of December 31, 2018.
Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2019	2018	$ Change	% Change
Expenses:
Property operations	$336,050	$291,695	$44,355	15.2%
Tenant reinsurance	29,376	25,707	3,669	14.3%
General and administrative	89,418	81,256	8,162	10.0%
Depreciation and amortization	219,857	209,050	10,807	5.2%
Total expenses	$674,701	$607,708	$66,993	11.0%

Property Operations—The increase in property operations expense consists primarily of an increase of $28,463 related to acquisitions completed in 2019 and 2018. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019 and acquired 34 stores during the year ended December 31, 2018. There was also an increase of $14,458 related to increases in property taxes and marketing expenses at stabilized stores.
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
Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019, and acquired 34 operating stores during the year ended December 31, 2018.
Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2019	2018	$ Change	% Change
Gain on real estate transactions	$1,205	$30,807	$(29,602)	(96.1)%
Interest expense	(186,526)	(178,436)	(8,090)	4.5%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(4,742)	(4,687)	(55)	1.2%
Interest income	7,467	5,292	2,175	41.1%
Equity in earnings of unconsolidated real estate ventures	11,274	14,452	(3,178)	(22.0)%
Income tax expense	(11,308)	(9,244)	(2,064)	22.3%
Total other expense, net	$(182,630)	$(141,816)	$(40,814)	28.8%

Gain on Real Estate Transactions — The gain of $1,205 for the year ended December 31, 2019 was a result of the sale of one property in New York for $11,272. During the year ended December 31, 2018, we recorded a $30,671 gain on the sale of one property in California.
Interest Expense—The increase in interest expense during the year ended December 31, 2019 was primarily the result of a higher average debt balance when compared to the same period in the prior year. Information on the total face value of debt and the average interest rate for each quarter during the years ended December 31, 2019 and December 31, 2018 is set forth in the following table:

	For the Three Months Ended December 31,		For the Three Months Ended September 30,		For the Three Months Ended June 30,		For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Total face value of debt	$5,076,501	$4,854,077	$4,844,620	$4,803,360	$5,072,936	$4,809,483	$5,039,286	$4,557,414
Average interest rate	3.3%	3.5%	3.4%	3.5%	3.5%	3.4%	3.5%	3.4%
Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The exchangeable senior notes both had an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions and interest earned on notes receivable and income earned on notes receivable from preferred and common Operating Partnership unit holders. In late 2018 we began to provide bridge financing on completed properties owned by third parties that we manage. The total principal balance of bridge loans receivable as of December 31, 2019 was $43,586, compared to $13,850 as of December 31, 2018. The increase in interest income during the year ended December 31, 2019 was primarily the result of interest earned on these bridge loans.
Equity in Earnings of Unconsolidated Real Estate Ventures—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits, as applicable. The decrease in earnings for the year ended December 31, 2019 related primarily to 12 properties that we purchased from joint ventures in January 2019.
Income Tax Expense— For the year ended December 31, 2019, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year and a decrease in solar tax credits when compared to the year ended December 31, 2018.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The results of operations for the years ended December 31, 2018 compared to December 31, 2017 was included in our Annual Report on Form 10-K for the year ended December 31, 2018 on page 18, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 26, 2019.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$419,967	$415,289	$479,013

Adjustments:
Real estate depreciation	206,257	193,587	172,660
Amortization of intangibles	5,957	8,340	13,591
Gain on real estate transactions and impairment of real estate	(1,205)	(30,807)	(112,789)
Unconsolidated joint venture real estate depreciation and amortization	8,044	7,064	5,489
Distributions paid on Series A Preferred Operating Partnership units	(2,288)	(2,288)	(3,119)
Income allocated to Operating Partnership noncontrolling interests	31,156	31,791	35,306
Funds from operations attributable to common stockholders and unit holders	$667,888	$622,976	$590,151
SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
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

	For the Year Ended December 31,		Percent
	2019	2018	Change
Same-store rental revenues	$1,032,821	$998,224	3.5%
Same-store operating expenses	289,986	276,467	4.9%
Same-store net operating income	$742,835	$721,757	2.9%

Same-store square foot occupancy as of quarter end	92.4%	91.7%

Properties included in same-store	821	821

Same-store revenues for the year ended December 31, 2019 increased due to higher rental rates for both new and existing customers. Expenses were higher for the year ended December 31, 2019, primarily due to increases in marketing expenses and property taxes.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2019	2018
Net Income	$451,123	$447,080
Adjusted to exclude:
(Gain) on real estate transactions	(1,205)	(30,807)
Equity in earnings of unconsolidated joint ventures	(11,274)	(14,452)
Interest expense	191,268	183,123
Depreciation and amortization	219,857	209,050
Income tax expense	11,308	9,244
General and administrative	89,418	81,256
Management fees, other income and interest income	(57,357)	(47,049)
Net tenant insurance	(99,011)	(89,800)
Non same-store rental revenues	(97,356)	(41,116)
Non same-store operating expenses	46,064	15,228
Total same-store net operating income	$742,835	$721,757

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The same store results for the years ended December 31, 2018 compared to December 31, 2017 was included in our Annual Report on Form 10-K for the year ended December 31, 2018 on page 25, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 26, 2019.
CASH FLOWS

Cash flows from operating activities increased as expected from our continued growth in revenues through rates along with the increase in the number of properties we own and operate. Cash flows used in investing activities relate primarily to our acquisition, development, sales of stores, investments in unconsolidated real estate entities and bridge loans, and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$707,686	$677,795	$597,375
Net cash used in investing activities	$(621,630)	$(443,898)	$(353,079)
Net cash used in financing activities	$(88,013)	$(247,251)	$(215,994)

Significant components of net cash flow included:
Net income	$451,123	$447,080	$514,222
Depreciation and amortization	$219,857	$209,050	$193,296
Acquisition and development of new stores	$(403,211)	$(487,065)	$(684,931)
Gain on real estate transactions and impairment of real estate	$(1,205)	$(30,807)	$(112,789)
Investment in unconsolidated real estate entities	$(197,759)	$(65,500)	$(17,944)
Proceeds from the sale of common stock, net of offering costs	$198,827	$90,231	$—
Net proceeds from our debt financing and repayment activities	$205,267	$134,244	$217,028
Dividends paid on common stock	$(458,114)	$(424,907)	$(393,040)

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

We expect to generate positive cash flow from operations in 2020, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

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

As of December 31, 2019, we had $65,746 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2019 and 2018, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
As of December 31, 2019, we had $5,076,501 face value of debt, resulting in a debt to total enterprise value ratio of 25.9%. As of December 31, 2018, we had $4,854,077 face value of debt, resulting in a debt total enterprise value ratio of 28.4%. As of December 31, 2019, the ratio of total fixed-rate debt and other instruments to total debt was 78.7% (including $2,290,356 on which we have interest rate swaps that have been included as fixed-rate debt). As of December 31, 2018, the ratio of total fixed-rate debt and other instruments to total debt was 74.1% (including $2,192,550 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at December 31, 2019 and 2018 was 3.3% and 3.5%, respectively.

In July 2019, we obtained a BBB/Stable rating from S&P and intend to manage our balance sheet to preserve such rating. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2019.
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
CONTRACTUAL OBLIGATIONS
The following table presents information on future payments due by period as of December 31, 2019:

	Payments due by Period:
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$367,376	$28,369	$57,279	$57,905	$223,823
Notes payable, unsecured term loans, notes payable to trusts and revolving lines of credit
Interest	742,201	158,086	246,233	178,503	159,379
Principal	5,076,501	1,143,431	440,848	1,600,378	1,891,844
Total contractual obligations	$6,186,078	$1,329,886	$744,360	$1,836,786	$2,275,046

The operating leases above include undiscounted lease payments on leases for 48 of our operating stores as well as leases of our corporate offices and division offices. Three ground leases include additional contingent rental payments based on the level of revenue achieved at the store.
As of December 31, 2019, the weighted average interest rate for all fixed rate loans was 3.4%, and the weighted average interest rate on all variable rate loans was 3.1%.
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
As of December 31, 2019, we had approximately $5.1 billion in total face value debt, of which approximately $1.1 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $10.8 million annually.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extra Space Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Extra Space Storage, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, “Leases (Topic 842).”

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting treatment of investments in real estate ventures

Description of the Matter
At December 31, 2019, the Company’s investments in unconsolidated real estate ventures was $292.8 million. As explained in Note 5 to the consolidated financial statements, the Company enters into real estate ventures and performs an assessment to determine whether the equity or consolidation method of accounting is appropriate.

Application and auditing of the accounting treatment of the Company’s real estate ventures, including the process of evaluating the criteria for consolidation based on the variable interest entity (VIE) model or a voting interest entity (VOE) model, is complex and requires significant judgment. This evaluation and analysis include the determination of which party, if any, has power to direct the activities most significant to the economic performance of each real estate venture and whether the venture has sufficient equity to finance its activities without additional subordinated support.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company's qualitative analysis that determines whether the Company has control over the venture through voting interest or through the presence of a variable interest in a real estate venture (thus requiring consolidation if the Company is the primary beneficiary of the VIE).

For each new investment in a real estate venture, our procedures included reading the real estate venture agreement, and reviewing management’s evaluation of the applicability of the variable interest model as compared to the voting interest model. As such, we assessed whether each investee has sufficient equity to finance its activities without additional subordinated financial support and whether the equity holders, as a group, lack the characteristics of a controlling financial interest. Our testing included examining all contributions made by the Company as part of the initial formation of the real estate venture to support management’s conclusions about the sufficiency of equity to finance the venture’s activities. We also performed procedures to determine whether the Company correctly identified terms that would result in the equity holders, as a group, lacking the characteristics of a controlling financial interest, which would lead to the classification of the real estate venture as a variable interest entity. Specifically, for each new real estate venture entered into during the year, we inspected the agreement to determine whether the decisions that most significantly impact the entity’s economic performance were controlled by the equity holders as a group. In the case that the venture has sufficient equity at risk and the equity holders, as a group, do not lack the characteristics of a controlling financial interest, we evaluated whether the Company properly accounted for the investment under the voting interest model. underlying data, including the participant data provided to management’s actuarial specialists.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Salt Lake City, Utah
February 25, 2020

Extra Space Storage Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets:
Real estate assets, net	$7,696,864	$7,491,831
Real estate assets - operating lease right-of-use assets	264,643	—
Investments in unconsolidated real estate entities	338,054	125,326
Cash and cash equivalents	65,746	57,496
Restricted cash	4,987	15,194
Other assets, net	162,083	158,131
Total assets	$8,532,377	$7,847,978
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,318,973	$4,137,213
Exchangeable senior notes, net	569,513	562,374
Notes payable to trusts	—	30,928
Revolving lines of credit	158,000	81,000
Operating lease liabilities	274,783	—
Cash distributions in unconsolidated real estate ventures	45,264	45,197
Accounts payable and accrued expenses	111,382	101,461
Other liabilities	132,768	104,383
Total liabilities	5,610,683	5,062,556
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 129,534,407 and 127,103,750 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,295	1,271
Additional paid-in capital	2,868,681	2,640,705
Accumulated other comprehensive income (loss)	(28,966)	34,650
Accumulated deficit	(301,049)	(262,902)
Total Extra Space Storage Inc. stockholders' equity	2,539,961	2,413,724
Noncontrolling interest represented by Preferred Operating Partnership units, net	175,948	153,096
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	205,785	218,602
Total noncontrolling interests and equity	2,921,694	2,785,422
Total liabilities, noncontrolling interests and equity	$8,532,377	$7,847,978
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Operations
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2019	2018	2017
Revenues:
Property rental	$1,130,177	$1,039,340	$967,229
Tenant reinsurance	128,387	115,507	98,401
Management fees and other income	49,890	41,757	39,379
Total revenues	1,308,454	1,196,604	1,105,009
Expenses:
Property operations	336,050	291,695	271,974
Tenant reinsurance	29,376	25,707	19,173
General and administrative	89,418	81,256	78,961
Depreciation and amortization	219,857	209,050	193,296
Total expenses	674,701	607,708	563,404
Gain on real estate transactions and impairment of real estate	1,205	30,807	112,789
Income from operations	634,958	619,703	654,394
Interest expense	(186,526)	(178,436)	(153,511)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(4,742)	(4,687)	(5,103)
Interest income	7,467	5,292	6,736
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	451,157	441,872	502,516
Equity in earnings of unconsolidated real estate ventures	11,274	14,452	15,331
Income tax expense	(11,308)	(9,244)	(3,625)
Net income	451,123	447,080	514,222
Net income allocated to Preferred Operating Partnership noncontrolling interests	(12,492)	(13,995)	(14,989)
Net income allocated to Operating Partnership and other noncontrolling interests	(18,664)	(17,796)	(20,220)
Net income attributable to common stockholders	$419,967	$415,289	$479,013
Earnings per common share
Basic	$3.27	$3.29	$3.79
Diluted	$3.24	$3.27	$3.76
Weighted average number of shares
Basic	128,203,568	126,087,487	125,967,831
Diluted	136,433,769	133,159,033	134,155,771
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income	$451,123	$447,080	$514,222
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(66,843)	1,430	17,308
Total comprehensive income	384,280	448,510	531,530
Less: comprehensive income attributable to noncontrolling interests	27,929	31,861	35,997
Comprehensive income attributable to common stockholders	$356,351	$416,649	$495,533
See accompanying notes

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2016	$147,920	$203,354	$—	125,881,460	$1,259	$2,566,120	$16,770	$(339,257)	$2,596,166
Issuance of common stock upon the exercise of options	—	—	—	38,418	—	1,266	—	—	1,266
Restricted stock grants issued	—	—	—	95,392	1	(1)	—	—	—
Restricted stock grants cancelled	—	—	—	(8,179)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	9,561	—	—	9,561
Issuance of Operating Partnership units in conjunction with acquisitions	—	7,618	—	—	—	—	—	—	7,618
Redemption of Operating Partnership units for cash	—	(1,238)	—	—	—	(1,272)	—	—	(2,510)
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	11,161	—	—	—	—	—	—	—	11,161
Noncontrolling Interest in consolidated joint venture	—	—	216	—	—	—	—	—	216
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	(6,189)	—	—	(6,189)
Net income (loss)	14,989	20,317	(97)	—	—	—	—	479,013	514,222
Other comprehensive income	106	682	—	—	—	—	16,520	—	17,308
Distributions to Operating Partnership units held by noncontrolling interests	(14,540)	(17,432)	—	—	—	—	—	—	(31,972)
Dividends paid on common stock at $3.12 per share	—	—	—	—	—	—	—	(393,040)	(393,040)
Balances at December 31, 2017	$159,636	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2017	$159,636	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807
Issuance of common stock upon the exercise of options	—	—	—	54,575	—	1,169	—	—	1,169
Restricted stock grants issued	—	—	—	85,066	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	(11,771)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	933,789	10	90,221	—	—	90,231
Compensation expense related to stock-based awards	—	—	—	—	—	11,176	—	—	11,176
Repayment of receivable for preferred operating units pledged as collateral on loan	495	—	—	—	—	—	—	—	495
Issuance of Operating Partnership units in conjunction with acquisitions	—	1,877	—	—	—	—	—	—	1,877
Redemption of Operating Partnership units for stock	—	(1,337)	—	35,000	—	1,337	—	—	—
Redemption of Operating Partnership units for cash	—	(1,126)	—	—	—	(1,432)	—	—	(2,558)
Conversion of Preferred C Units in the Operating Partnership for Common Operating Partnership Units	(6,851)	6,851	—	—	—	—	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	122	—	—	—	—	—	122
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	(31,251)	—	—	(31,251)
Net income (loss)	13,995	17,797	(1)	—	—	—	—	415,289	447,080
Other comprehensive income	12	58	—	—	—	—	1,360	—	1,430
Distributions to Operating Partnership units held by noncontrolling interests	(14,191)	(19,059)	—	—	—	—	—	—	(33,250)
Dividends paid on common stock at $3.36 per share	—	—	—	—	—	—	—	(424,907)	(424,907)
Balances at December 31, 2018	$153,096	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2018	$153,096	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422
Issuance of common stock upon the exercise of options	—	—	—	211,057	3	3,060	—	—	3,063
Restricted stock grants issued	—	—	—	109,081	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(8,863)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	1,779,200	19	198,808	—	—	198,827
Compensation expense related to stock-based awards	—	—	—	—	—	13,051	—	—	13,051
Repayment of receivable for preferred operating units pledged as collateral on loan	—	1,211	—	—	—	—	—	—	1,211
Redemption of Operating Partnership units for stock	—	(13,057)	—	340,182	—	13,057	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	28,022	—	—	—	—	—	—	—	28,022
Conversion of Preferred C Units in the Operating Partnership for Common Operating Partnership Units	(4,374)	4,374	—	—	—	—	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	173	—	—	—	—	—	173
Net income (loss)	12,492	18,711	(47)	—	—	—	—	419,967	451,123
Other comprehensive loss	(407)	(2,820)	—	—	—	—	(63,616)	—	(66,843)
Distributions to Operating Partnership units held by noncontrolling interests	(12,881)	(21,362)	—	—	—	—	—	—	(34,243)
Dividends paid on common stock at $3.56 per share	—	—	—	—	—	—	—	(458,114)	(458,114)
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)	$2,921,694

See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$451,123	$447,080	$514,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,857	209,050	193,296
Amortization of deferred financing costs	11,989	14,286	12,289
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	4,742	4,687	5,103
Non-cash lease expense	1,064	—	—
Compensation expense related to stock-based awards	13,051	11,176	9,561
Gain on real estate transactions and impairment of real estate	(1,205)	(30,807)	(112,789)
Distributions from unconsolidated real estate ventures in excess of earnings	6,358	6,867	4,567
Changes in operating assets and liabilities:
Other assets	(12,482)	(1,664)	(12,728)
Accounts payable and accrued expenses	15,522	2,736	(10,515)
Other liabilities	(2,333)	14,384	(5,631)
Net cash provided by operating activities	707,686	677,795	597,375
Cash flows from investing activities:
Acquisition of real estate assets	(349,494)	(426,388)	(653,185)
Development and redevelopment of real estate assets	(53,717)	(60,677)	(31,746)
Proceeds from sale of real estate assets	11,254	52,458	312,165
Investment in unconsolidated real estate entities	(197,759)	(65,500)	(17,944)
Return of investment in unconsolidated real estate ventures	3,982	49,130	581
Issuance of notes receivable	(185,993)	(13,850)	—
Principal payments received from notes receivable	157,861	25,226	44,869
Purchase of equipment and fixtures	(7,764)	(4,297)	(7,819)
Net cash used in investing activities	(621,630)	(443,898)	(353,079)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	198,827	90,231	—
Proceeds from notes payable and revolving lines of credit	2,214,000	1,413,030	1,325,623
Principal payments on notes payable and revolving lines of credit	(1,977,805)	(1,109,854)	(1,088,679)
Principal payments on notes payable to trusts	(30,928)	(88,662)	—
Deferred financing costs	(2,986)	(12,302)	(6,967)
Repurchase of exchangeable senior notes	—	(80,270)	(19,916)
Net proceeds from exercise of stock options	3,063	1,169	1,266
Redemption of Operating Partnership units held by noncontrolling interests	—	(2,558)	(2,510)
Contributions from noncontrolling interests	173	122	201
Dividends paid on common stock	(458,114)	(424,907)	(393,040)
Distributions to noncontrolling interests	(34,243)	(33,250)	(31,972)
Net cash used in financing activities	(88,013)	(247,251)	(215,994)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,957)	(13,354)	28,302
Cash, cash equivalents, and restricted cash, beginning of the period	72,690	86,044	57,742
Cash, cash equivalents, and restricted cash, end of the period	$70,733	$72,690	$86,044
Supplemental schedule of cash flow information
Interest paid	$174,155	$159,474	$136,202
Income taxes paid	10,359	730	5,648
Supplemental schedule of noncash investing and financing activities:

Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(13,057)	$(1,337)	$—
Common stock and paid-in capital	13,057	1,337	—
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$277,557	$—	$—
Operating lease liabilities	(286,914)	—	—
Accounts payable and accrued expenses	9,357	—	—
Acquisitions of real estate assets
Real estate assets, net	$21,066	$88,842	$51,455
Value of Operating Partnership units issued	—	(1,877)	(14,428)
Notes payable assumed	(17,157)	(87,500)	(24,055)
Investment in unconsolidated real estate ventures	(2,780)	535	(12,957)
Other noncontrolling interests	—	—	(15)
Net liabilities assumed	(1,129)	—	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$2,203	$778	$3,509
Development and redevelopment of real estate assets	1,601	554	1,703
Accounts payable and accrued expenses	(3,804)	(1,332)	(5,212)
Contribution of Preferred OP Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$(28,022)	$—	$—
Value of Preferred Operating Partnership units issued	28,022	—	—
Issuance of Preferred OP Units for additional investment in unconsolidated real estate venture
Preferred OP Units issued	$—	$—	$(4,351)
Investment in unconsolidated real estate ventures	—	—	4,351
Conversion of Preferred OP Units to common OP Units
Preferred OP Units	$4,374	$6,851	$—
Common OP Units	(4,374)	(6,851)	—

See accompanying notes

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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2019, the Company had direct and indirect equity interests in 1,171 storage facilities. In addition, the Company managed 646 stores for third parties bringing the total number of stores which it owns and/or manages to 1,817. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
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
The Company has concluded that under certain circumstances when the Company enters into arrangements for the formation of joint ventures or when entering into a new bridge loan agreement, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. As of December 31, 2019 and 2018, the Company had no consolidated VIEs. Additionally, the Operating Partnership had a note payable to a trust that was a VIE under condition (ii)(a) above. Since the Operating Partnership was not the primary beneficiary of the trust, this VIE was not consolidated.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$6,214	$—	$6,214	$—
Other liabilities - Cash flow hedge swap agreements	$31,400	$—	$31,400	$—

There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2019. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2019 or 2018.
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
As of December 31, 2019 and 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable and notes receivable, revolving lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2019 and 2018, approximate fair value.
The fair values of the Company’s notes receivable from Preferred Operating Partnership unit holders were based on the discounted estimated future cash flow of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed rate notes payable and notes payable to trusts were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.
The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$116,184	$118,524	$115,467	$119,735
Fixed rate notes payable and notes payable to trusts	$3,511,151	$3,417,928	$2,985,731	$3,022,414
Exchangeable senior notes	$673,831	$575,000	$620,149	$575,000

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
Investments in Unconsolidated Real Estate Entities
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
The Company evaluated its investments in preferred stock of non-public real estate entities and determined it did not have significant influence over the entity, and the investment in preferred stock does not have a readily determinable fair value, therefore it has been recorded at the transaction price. The Company periodically evaluates the investment for impairment. No impairment indicators were noted as of December 31, 2019.
Cash and Cash Equivalents
The Company’s cash is deposited with financial institutions located throughout the United States and at times may exceed federally insured limits. The Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is comprised of escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, loan collateral, operating reserves and insurance and capital expenditures.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Other Assets
Other assets consist of equipment and fixtures, rents receivable from our tenants, bridge loan receivables, investments in trusts and other receivables, other intangible assets, deferred tax assets, prepaid expenses and the fair value of interest rate swaps. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years.
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
Revenue and Expense Recognition
Rental revenues are recognized as earned based upon amounts that are currently due from tenants. Leases are generally on month-to-month terms. Prepaid rents are recognized on a straight-line basis over the term of the leases. Promotional discounts are recognized as a reduction to rental income over the promotional period. Late charges, administrative fees and merchandise sales are recognized as income when earned. Equity in earnings of unconsolidated real estate ventures is recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Interest income is recognized as earned.
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
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of 2,000 dollars to 10,000 dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2019, the average insurance coverage for tenants was approximately 3,300 dollars. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant. The Company purchases reinsurance for losses exceeding a set amount for any one event. The Company does not currently have any amounts recoverable under the reinsurance arrangements.
For the years ended December 31, 2019, 2018 and 2017, the number of claims made were 9,059, 8,091 and 6,214, respectively. The following table presents information on the portion of the Company’s unpaid claims liability, which is included in other liabilities on the Company's consolidated balance sheets, that relates to tenant insurance for the periods indicated:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2019	2018	2017
Unpaid claims liability at beginning of year	$7,326	$5,167	$3,896
Claims and claim adjustment expense for claims incurred in the current year	16,280	15,800	11,700
Claims and claim adjustment expense (benefit) for claims incurred in the prior years	98	107	(203)
Payments for current year claims	(11,352)	(11,010)	(8,895)
Payments for prior year claims	(4,243)	(2,738)	(1,331)
Unpaid claims liability at the end of the year	$8,109	$7,326	$5,167

Advertising Costs
The Company incurs advertising costs primarily attributable to digital and other advertising. These costs are expensed as incurred. The Company recognized $25,106, $16,153 and $14,410 in advertising expense for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, we

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

would be taxed at the regular corporate rates on all of our taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2019, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
The Company owns and may acquire direct or indirect interests in entities that have elected or will elect to be taxed as REITs under the Internal Revenue Code (each, a “Subsidiary REIT ”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to the Company. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that the Company would fail certain of the asset tests applicable to REITs, in which event the Company would fail to qualify as a REIT unless it could avail itself of certain relief provisions.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2019 and 2018, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2019 and 2018, the Company had no interest or penalties related to uncertain tax provisions.
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
In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the years ended December 31, 2019, 2018 and 2017, options to purchase approximately zero, 36,075, and 45,286 shares of common stock, respectively, were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price of $106.57 for the year ended December 31, 2019.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2019	2018	2017
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	393,189	464,033	533,174
Series C Units (1)	—	312,075	377,135
Series D Units	1,081,369	1,019,524	—
	1,474,558	1,795,632	910,309

(1) The remainder of the Series C Units were converted to OP Units on April 25, 2019.
The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of December 31, 2019. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $91.76 per share as of December 31, 2019, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.
Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the years ended December 31, 2019 and 2018, the Company had repaid the principal and accrued interest of its Exchangeable Senior Notes due 2033 (the “2013 Notes”), and therefore, no shares relating to the 2013 Notes were included in the computation of diluted earnings per share. For the year ended December 31, 2017, 344,430 shares related to the 2013 Notes were included in the computation of diluted earnings per share. For the year ended December 31, 2019, 993,114 shares related to the 2015 Notes were included in the computation of diluted earnings per share. For the years ended December 31, 2018 and 2017, no shares related to the 2015 Notes were included in the computation of diluted earnings per share as the exchange price exceeded the per share price of the Company’s common stock during these periods.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$419,967	$415,289	$479,013
Earnings and dividends allocated to participating securities	(680)	(723)	(975)
Earnings for basic computations	419,287	414,566	478,038
Earnings and dividends allocated to participating securities	680	723	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	23,727	22,831	30,088
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(2,288)	(2,288)	(3,119)
Net income for diluted computations	$441,406	$435,832	$505,007

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	128,203,568	126,087,487	125,967,831
OP Units	6,006,114	5,675,547	5,590,831
Series A Units	875,480	875,480	875,480
Series D Units	—	—	1,081,561
Unvested restricted stock awards included for treasury stock method	212,402	244,215	—
Shares related to exchangeable senior notes and dilutive stock options	1,136,205	276,304	640,068
Average number of common shares outstanding - diluted	136,433,769	133,159,033	134,155,771
Earnings per common share
Basic	$3.27	$3.29	$3.79
Diluted	$3.24	$3.27	$3.76

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-9, “Revenue from Contracts with Customers,” ("Topic 606") which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. Topic 606 outlines a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Topic 606 became effective for annual and interim periods beginning after December 15, 2017. The Company determined that its property rental revenue and tenant reinsurance revenue are not subject to the guidance in Topic 606, as they qualify as lease contract and insurance contracts, which are excluded from its scope. The Company's management fee revenue is included in the scope of Topic 606, and revenue recognized under the standard does not differ materially from revenue recognized under previous guidance. The Company adopted the standard using the modified retrospective transition method as of January 1, 2018. The Company's adoption of Topic 606 did not result in a cumulative catch-up adjustment or any significant changes to financial statement line items.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 requires entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. ASU 2016-02 became effective for annual and interim periods beginning after December 15, 2018. The Company adopted the standard using the modified retrospective approach as of January 1, 2019. The Company elected the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The Company also elected the practical expedient provided in a subsequent amendment to ASU 2016-02 that removed the requirement to separate lease and nonlease components. The

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Company did not record a significant cumulative catch-up adjustment upon the adoption of ASC 2016-02. The primary impact was related to the Company's 22 operating ground leases and two corporate facility leases under which it served as lessee as of the adoption date. The Company recognized lease liabilities totaling $104,863 and right-of-use assets related to operating leases totaling $95,506 as of the adoption date. Refer to footnote 13 for further discussion of the Company's leases.
In October 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2018, and now presents restricted cash along with cash and cash equivalents in its consolidated statements of cash flows. Prior periods were reclassified to conform to this presentation.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASU 2016-02), and not within the scope of ASU 2016-13. This new standard was effective for the Company on January 1, 2020. The Company does not expect this new standard to have a material impact on the Company's consolidated financial statements.
3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2019	December 31, 2018
Land - operating	$1,935,551	$1,825,133
Land - development	3,372	7,359
Buildings, improvements and other intangibles	7,047,654	6,743,355
Right of use asset - finance lease	8,050	—
Intangible assets - tenant relationships	122,489	119,557
Intangible lease rights	12,443	12,443
	9,129,559	8,707,847
Less: accumulated depreciation and amortization	(1,473,852)	(1,262,438)
Net operating real estate assets	7,655,707	7,445,409
Real estate under development/redevelopment	41,157	46,422
Net real estate assets	$7,696,864	$7,491,831
Real estate assets held for sale included in net real estate assets	$2,947	$13,032

As of December 31, 2019, the Company had one parcel of land classified as held for sale. The estimated fair value less selling costs of this asset is greater than the carrying value of the assets, and therefore no loss has been recorded related to this asset. Assets held for sale are included in the self-storage operations segment of the Company’s segment information.
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $6,614, $9,050, and $14,349 for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining balance of the unamortized lease rights will be amortized over the next nine to 42 years. Accumulated amortization related to intangibles was $127,712 and $121,238 as of December 31, 2019 and 2018, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

4.     PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the years ended December 31, 2019 and 2018. The table excludes purchases of raw land or improvements made to existing assets.

			Consideration Paid							Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Number of OP Units Issued	Real estate assets
Q4 2019	5		$51,278	$51,058	$—	$—	$220	$—	—	$51,278
Q3 2019	1		16,937	16,941	—	—	(4)	—	—	16,937
Q2 2019	1		8,424	8,424	—	—	—	—	—	8,424
Q1 2019	14		223,740	202,890	17,157	2,780	913	—	—	223,740
	21	(1)	$300,379	$279,313	$17,157	$2,780	$1,129	$—	—	$300,379

Q4 2018	6		$74,852	$74,868	$—	$—	$(16)	$—	—	$74,852
Q3 2018	6		74,694	71,989	—	—	2,705	—	—	74,694
Q2 2018	17		237,284	148,650	87,500	(1,024)	281	1,877	21,768	237,284
Q1 2018	5		70,787	70,171	—	489	127	—	—	70,787
	34	(2)	$457,617	$365,678	$87,500	$(535)	$3,097	$1,877	21,768	$457,617

(1)
Store acquisitions during the year ended December 31, 2019 include the acquisition of 12 stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' remaining equity interests in the joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. No gain or loss was recognized as a result of these acquisitions.

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

Store Disposals

On April 11, 2019, the Company closed on the sale of a store located in New York that had been classified as held for sale for $11,272 in cash. The Company recorded a gain on the sale of $1,205.

On August 16, 2018, the Company sold a store located in California that had been classified as held for sale for $40,235 in cash. The Company recorded a gain on the sale of $30,671.

On November 30, 2017, the Company sold 36 stores located in various states that had been classified as held for sale for an aggregate sales price of $295,000. The buyer of these properties was Storage Portfolio II JV, LLC ("SP II"), a newly formed joint venture in which the Company has a 10.0% equity interest. The Company recognized a gain of $118,776 related to this disposition, which represented 90.0% of the total gain. This amount is included in Gain on real estate transactions and impairment of real estate on the Company's consolidated statements of operations. The Company deferred 10.0% of the gain due to the fact that it held an equity interest in the buyer, which resulted in a reduction in the carrying value of the Company's investment in SP II.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.     INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company's interest in preferred stock of SmartStop Self Storage REIT, Inc. ("SmartStop") and the Company's noncontrolling interest in real estate joint ventures that own stores. The Company accounts for its investment in SmartStop preferred stock, which does not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.
In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash or profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash or profits, as applicable, than its equity interest.
The Company separately reports investments with net equity less than zero in cash distributions in unconsolidated real estate ventures in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because distributions have exceeded the Company's investment in and share of income from these joint ventures. This is generally the result of financing distributions, capital events or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization while distributions do not.
Net Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	December 31,
				2019	2018
PRISA Self Storage LLC	85	4%	4%	$9,133	$9,334
Storage Portfolio II JV LLC	36	10%	30%	(4,827)	(4,233)
Storage Portfolio I LLC	24	34%	49%	(38,345)	(38,129)
VRS Self Storage, LLC	16	45%	54%	17,639	18,281
ESS-NYFL JV LP	11	16%	24%	13,320	—
WICNN JV LLC (3)	10	10%	25%	36,552	26,885
Extra Space Northern Properties Six LLC	10	10%	35%	(2,091)	(1,700)
Alan Jathoo JV LLC	9	10%	10%	7,977	8,180
PR EXR Self Storage, LLC	5	25%	40%	59,391	19,841
ESS Bristol Investments LLC	8	10%	28%	3,046	2,331
GFN JV, LLC (3)	5	10%	30%	12,168	10,586
Extra Space West Two LLC (4)	—	5%	40%	—	3,818
Extra Space West One LLC (4)	—	5%	40%	—	(1,038)
Other minority owned stores	22	10-50%	19-50%	28,827	25,973
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	150,000	—
Net Investments in and Cash distributions in unconsolidated real estate entities	241			$292,790	$80,129

(1)	Includes pro-rata equity ownership share and promoted interest.

(2)
In October 2019, the Company invested $150,000 in shares of newly issued convertible preferred stock of SmartStop, with an additional commitment to purchase up to $50,000 of the preferred shares over the 12 months after the original purchase. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the management fees and other income line on the Company's consolidated statements of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

(3)
The Company had $31,500 and $10,335 of preferred equity in the WICNN JV LLC and GFN JV, LLC joint ventures, respectively, as of December 31, 2019. The Company earns an 8.0% return on its preferred equity in these joint ventures, which has priority over other distributions.

(4)
In January 2019, the Company purchased its joint venture partners' interests in the Extra Space West One LLC and Extra Space West Two LLC joint ventures, which owned a total of 12 stores. The Company paid $172,505 of cash to acquire the equity interests, and subsequent to this acquisition, the Company owned 100.0% of the joint ventures and the related stores.

In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2019, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.
The Company has entered into several new unconsolidated real estate ventures. The Company accounts for its investment in the following ventures under the equity method of accounting. Information about these new real estate ventures is summarized as follows:

	Number of Stores	Equity ownership %	Total initial investment
For the Year Ended December 31, 2019	16	10.0%-50.0%	$19,663
For the Year Ended December 31, 2018	28	10.0% -50.0%	$63,723
For the Year Ended December 31, 2017	39	10.0% - 25.0%	$13,341

During the year ended December 31, 2019, the Company contributed a total of $104,338 to its joint ventures (new and existing) for the purchase of 15 operating stores and nine stores acquired at the issuance of certificate of occupancy.

On April 30, 2018, the Company acquired its partner's interest in the WCOT Self Storage LLC joint venture. The Company paid cash of $115,797 and assumed a loan of $87,500. The 14 properties owned by this joint venture became wholly-owned properties of the Company subsequent to this acquisition.
Equity in earnings of unconsolidated real estate ventures consists of the following:

	For the Year Ended December 31,
	2019	2018	2017
Equity in earnings of PRISA Self Storage LLC	$2,327	$2,338	$2,430
Equity in earnings of Storage Portfolio II JV LLC	291	79	33
Equity in earnings of Storage Portfolio I LLC	1,809	1,886	2,684
Equity in earnings of VRS Self Storage, LLC	3,583	3,640	3,562
Equity in earnings of ESS-NYFL JV LLC	(96)	—	—
Equity in earnings of WICNN JV LLC	1,373	622	—
Equity in earnings of Extra Space Northern Properties Six LLC	1,091	1,014	918
Equity in earnings of Alan Jathoo JV LLC	(47)	(12)	—
Equity in earnings of Bristol Investments LLC	(262)	(152)	—
Equity in earnings of GFN JV, LLC	450	22	—
Equity in earnings of PR EXR Self Storage, LLC	(443)	(75)	(105)
Equity in earnings of WCOT Self Storage LLC	—	359	1,033
Equity in earnings of Extra Space West Two LLC	—	1,042	1,210
Equity in earnings of Extra Space West One LLC	—	2,526	2,502
Equity in earnings of other minority owned stores	1,198	1,163	1,064
	$11,274	$14,452	$15,331

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Equity in earnings of certain of our joint ventures includes the amortization of the Company’s excess purchase price of $27,867 of these equity investments over its original basis. The excess basis is amortized over 40 years.
The Company provides management services to certain joint ventures for a fee. Management fee revenues for affiliated real estate joint ventures for the years ended December 31, 2019, 2018 and 2017 were $14,624, $14,123 and $12,650, respectively.
6.     NOTES PAYABLE AND REVOLVING LINES OF CREDIT
The components of notes payable are summarized as follows:

Notes Payable	December 31, 2019	December 31, 2018	Fixed Rate	Variable Rate	Basis Rate (2)	Maturity Dates
Secured fixed rate notes payable (1)	$1,365,408	$2,032,414	2.53% - 6.00%			September 2020 - February 2030
Secured variable rate notes payable (1)	878,093	834,835		3.01% - 3.31%	Libor plus 1.3% - 1.6%	April 2020 - August 2028
Unsecured fixed rate notes payable	2,052,521	990,000	2.80% - 4.39%			October 2023 - October 2029
Unsecured variable rate notes payable	47,480	310,000		2.76% - 3.31%	Libor plus 1.0% - 1.6%	January 2025 - June 2026
Total	4,343,502	4,167,249
Less: unamortized debt issuance costs	(24,529)	(29,936)
Total	$4,318,973	$4,137,313

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) 30-day USD LIBOR

On July 1, 2019, and December 20, 2019, the Company executed amendments to the credit agreement originally entered into on October 14, 2016 and amended and restated as of December 7, 2018 (the "Credit Agreement"), which sets forth the terms of the revolving credit facility and loans comprising the Company's "Credit Facility." The July 1 amendment increased total commitments in the Credit Facility by creating two new term loan tranches (the "Tranche 3 Term Loan Facility" and the "Tranche 4 Term Loan Facility"), which total $245 million and $255 million, respectively, and mature January 2025 and June 2026, respectively. The proceeds from these new tranches were used to pay off existing secured debt. The December 20th amendment changed the requirements for the Investment Grade Election and increased the limit of total maximum potential borrowings under the facility to $2.5 billion from $2.0 billion at December 31, 2018. As part of the Investment Grade Election which the company completed on December 20, 2019, on December 27, 2019, the Company released all but 4 Guarantors under the Credit Facility.

At December 31, 2019, the amended Credit Facility provided for aggregate borrowings of up to $1.85 billion consisting of a senior unsecured four-year revolving credit facility of $650 million maturing January 2023 (the “Revolving Credit Facility”), a senior unsecured loan of $480 million maturing January 2024 (the "Tranche 1 Term Loan Facility”), a senior unsecured loan of $220 million maturing October 2023 (the “Tranche 2 Term Loan Facility), the Tranche 3 Term Loan Facility of $245 million, and the Tranche 4 Term Loan Facility of $255 million. The Company may request an extension of the term of the Credit Facility for up to two additional periods of six months each, after satisfying certain conditions.

As of December 31, 2019, amounts outstanding under the Credit Facility bore interest at floating rates, at the Company’s option, equal to either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the Eurodollar rate plus 1.00%. Per the Credit Agreement, the applicable Eurodollar rate margin and applicable base rate margin are based on the Company’s achieved debt rating pursuant to the ‘Investment Grade Election,’ with the Eurodollar rate margin ranging from 0.75% to 2.25% per annum and the applicable base rate margin ranging from 0.0% to 1.3% per annum.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company is subject to certain restrictive covenants relating to its outstanding debt. As of December 31, 2019, the Company was in compliance with all of its financial covenants.
The following table summarizes the scheduled maturities of notes payable, excluding available extensions, at December 31, 2019:

2020	$568,431
2021	252,053
2022	150,796
2023	767,405
2024	712,972
Thereafter	1,891,845
$4,343,502

Real estate assets are pledged as collateral for the secured loans. Of the Company’s $4,343,502 principal amount of notes payable outstanding at December 31, 2019, $2,012,791 was recourse due to guarantees or other security provisions.
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2019
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$38,000	$140,000	3.2%	6/4/2010	7/1/2021	LIBOR plus 1.45%
Credit Line 2 (3)(4)	120,000	650,000	2.7%	12/7/2018	1/29/2023	LIBOR plus 0.9%
	$158,000	$790,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. One two-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2019. Rate is subject to change based on our investment grade rating.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2019, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2020, the Company estimates that $4,374 will be reclassified as an increase to interest expense.
The following table summarizes the terms of the Company’s 24 derivative financial instruments, which have a total combined notional amount of $2,354,609 as of December 31, 2019:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$30,943 - $267,431	1.13% - 4.60%	1/1/2014 - 7/29/2019	9/14/2020 - 6/29/2026

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:	Fair Value
Other assets	$6,214	$42,324
Other liabilities	$31,400	$2,131

Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Year Ended December 31,
Type	2019	2018		2019	2018	2017
Swap Agreements	$(54,680)	$9,889	Interest expense	$12,322	$8,258	$(8,853)

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
As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $30,269. As of December 31, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2019, it could have been required to cash settle its obligations under these agreements at their termination value of $32,245.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

8.     NOTES PAYABLE TO TRUSTS

During 2005, the Company's Operating Partnership formed three wholly-owned unconsolidated subsidiaries: ESS Statutory Trust I (“Trust") ESS Statutory Trust II, (“Trust II”) and ESS Statutory Trust III (“Trust III,” and together with Trust and Trust II, the "Trusts"). The Trusts issued trust preferred securities to third parties and common securities to the Operating Partnership. The Trust loaned the proceeds from the sale of the preferred and common securities to the Operating Partnership in the form of notes. The Trusts were VIEs because the holders of the equity investment at risk (that is the Trusts' preferred securities) did not have the power to direct the activities of the entities that most significantly affected the entities’ economic performance due to their lack of voting or similar rights. Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment was not considered an equity investment at risk. The Operating Partnership’s investment in the Trusts was not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership was not the primary beneficiary of the Trusts. Since the Company was not the primary beneficiary of the Trusts, they were not consolidated. A debt obligation was recorded in the form of notes for the proceeds as discussed above, which were owed to the Trusts. The Company had also included its investment in the Trusts’ common securities in other assets on the Company's consolidated balance sheets.
During the year ended December 31, 2018, the Company repaid a total principal amount of $88,662 of the notes payable to Trusts, representing all of the notes payable to Trust III, all of the notes payable to Trust II, and all but $30,928 of the notes payable to Trust. The Trusts used the proceeds from these repayments to redeem their preferred and common securities. In January 2019, the Company repaid the remaining balance of $30,928 of notes payable to Trust.
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

The Company had no consolidated VIEs during the years ended December 31, 2019 or December 31, 2018.
9.     EXCHANGEABLE SENIOR NOTES
In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of December 31, 2019 was approximately 10.90 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.
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

Additionally, the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended December 31, 2019.
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
Information about the 2015 Notes, including the total carrying amounts of the equity component, the principal amount of the liability component, the unamortized discount and net carrying amount, was as follows for the periods indicated:

	December 31, 2019	December 31, 2018
Carrying amount of equity component	$22,597	$22,597
Principal amount of liability component	$575,000	$575,000
Unamortized discount - equity component	(3,675)	(8,417)
Unamortized debt issuance costs	(1,812)	(4,209)
Net carrying amount of liability component	$569,513	$562,374

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the Notes were as follows for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
Contractual interest	$17,968	$18,106	$19,303
Amortization of discount	4,742	4,687	5,103
Total interest expense recognized	$22,710	$22,793	$24,406

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
Information about the repurchases is as follows:

	For the Year Ended December 31,
	2018	2017
Principal amount repurchased	$49,259	$13,911

Amount allocated to:
Extinguishment of liability component	$49,019	$13,692
Reacquisition of equity component	31,251	6,350
Total consideration paid for repurchase	$80,270	$20,042
Exchangeable senior notes repurchased	$49,259	$13,911
Extinguishment of liability component	(49,019)	(13,692)
Discount on exchangeable senior notes	(230)	(184)
Related debt issuance costs	(10)	(35)
Gain/(loss) on repurchase	$—	$—

10.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2019, 129,534,407 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

On May 15, 2019, the Company filed its current $500,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with nine sales agents. Under the terms of the current equity distribution agreements, the Company may from time to time offer and sell shares of common stock, up to the aggregate offering price of $500,000, through its sales agents.

During the year ended December 31, 2019, the Company sold 1,779,200 shares of common stock under its "at the market" equity program at an average sales price of $113.19 per share, resulting in net proceeds of $198,827. At December 31, 2019, the Company had $298,621 available for issuance under the current equity distribution agreements.

During the year ended December 31, 2018, the Company sold 933,789 shares of common stock under its prior "at the market" equity program at an average sales price of $97.93 per share, resulting in net proceeds of $90,531.

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

At December 31, 2019 and 2018, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. Noncontrolling interests in Preferred OP Units were presented net of notes receivable from preferred Operating Partnership unit holders of $100,000 and $108,644 as of December 31, 2019 and 2018, respectively, as more fully described below.
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
The Series C Units were issued in 2013 and 2014 and had a liquidation value of $42.10 per unit. From issuance to the fifth anniversary of issuance, each Series C Unit holder received quarterly distributions equal to the quarterly distribution for

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

common OP Unit plus $0.18. These distributions were cumulative. The Series C Units became redeemable at the option of the holder one year from the date of issuance, which redemption obligation could be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units were convertible into common OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 common OP Units per Series C Unit converted. This conversion option expired upon the fifth anniversary of the date of issuance.
In December 2014, the Operating Partnership loaned holders of the Series C Units $20,230. The note receivable, which was collateralized by the Series C Units, bears interest at 5.0% and matures on December 15, 2024. The Series C Units were shown on the balance sheet net of the loan because the borrower under the loan receivable was also the holder of the Series C Units.
On December 1, 2018, certain holders of the Series C Units converted their Series C Units into common OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 common OP Units. As part of this conversion, the holders of the Series C Units agreed to pledge the common OP Units received in the conversion as collateral on the loan receivable to replace the Series C Units that were converted. As of December 31, 2018, the total outstanding balance of the loan receivable was $19,735, of which $8,644 was shown as a reduction of the noncontrolling interests related to the Series C Units and $11,091 was shown as a reduction of the noncontrolling interests related to the common OP Units on the Company's consolidated balance sheets. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $18,524 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2019. See footnote 12 for further discussion of noncontrolling interests.
Series D Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interest of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have been issued at various times from 2014 to 2019. During the year ended December 31, 2019, the Operating Partnership issued a total of 1,120,924 Series D Units valued at $28,023 in conjunction with joint venture acquisitions. During the year ended December 31, 2017, the Operating Partnership issued 446,420 Series D Units valued at $11,161 in conjunction with wholly-owned and joint venture acquisitions.

The Series D Units have a liquidation value of $25.00 per unit, for a current fixed liquidation value of $120,086 which represents 4,803,445 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units until the tenth anniversary of the date of issuance, with the number of common OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 90.7% majority ownership interest therein as of December 31, 2019. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 9.3% are held by certain former owners of assets acquired by the Operating Partnership.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, at its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten-day average closing stock price at December 31, 2019, was $104.18 and there were 5,924,778 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2019 and the Company elected to pay the OP Unit holders cash, the Company would have paid $617,243 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Year Ended December 31,
	2019	2018	2017
OP Units redeemed for common stock	340,182	35,000	—
OP Units redeemed for cash	—	30,000	33,896
Cash paid for OP Units redeemed	$—	$2,558	$2,510
OP Units issued in conjunction with acquisitions	—	21,768	90,228
Value of OP Units issued in conjunction with acquisitions	$—	$1,877	$7,618
OP Units issued upon redemption of Series C Units	270,709	373,113	—

On December 1, 2018, 373,113 common OP Units were issued in the conversion of 407,996 Series C Units. These newly issued OP Units were pledged as collateral on the existing loan receivable to the Series C Unit holders. As a result, noncontrolling interests in the Operating Partnership was reported net of $11,091 of the loan receivable as of December 31, 2018, which represents the portion of the note receivable that is collateralized by the OP Units. The remaining 296,020 Series C Units were converted into 270,709 OP Units on April 25, 2019 and the remainder of the loan receivable was reported net with the OP Units. The remaining total outstanding balance of the loan receivable of $18,524 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2019.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of third parties in two consolidated joint ventures as of December 31, 2019. One joint venture owns two operating stores in Texas and two operating stores in Colorado, and the other owns an operating store in Pennsylvania and a development property in New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.

13.	LEASES

The Company adopted ASC 842, "Leases," effective January 1, 2019 on a modified retrospective basis as allowed under the standard and thus prior periods have not been restated. The Company elected the package of transition practical expedients, and has therefore (1) not reassessed whether any expired or existing contracts are or contain leases, (2) not reassessed the lease classification for any expired or existing leases, and (3) not reassessed initial direct costs for any expired or existing leases.
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

•
Leases of small district offices. These leases generally have terms of 12 months or less. The Company has made an election to account for these under the short-term lease exception outlined under ASC 842. Therefore, no lease assets or liabilities are recorded related to these leases.

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
One of the real estate leases includes variable lease payments that are based upon a percentage of gross revenues. Certain other leases include additional variable payments relating to a percentage of sales in excess of a specified amount, common area maintenance, property taxes, and similar items. These payments are variable lease payments that do not depend on an index or rate and are excluded from the measurement of the lease liabilities and right-of-use-assets for these leases. The Company will recognize costs from these variable lease payments in the period in which the obligation for those payments is incurred.
The Company has signed a lease agreement for a store in New Jersey. The store is currently under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed in early to mid-2020. The lease term is 75 years from the lease commencement date, with three 10-year extension options. The Company has also signed a lease agreement for a store in California. The store is under construction by the lessor,

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed in late 2020. The lease term is 15 years from the lease commencement date, with three 10-year extension options and one 5-year extension option. The Company has not recorded right-of-use assets or lease liabilities related to these leases as of December 31, 2019 as the lease term has not yet commenced for either lease. The lease commencement date will occur when the Company takes possession of the leased asset, and the Company will recognize a lease liability and right-of-use asset relating to the leases at that time.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is information on our total lease costs as of the period indicated:

For the Year Ended December 31,
2019

Finance lease cost:
Amortization of finance lease right-of-use assets	$168
Interest expense related to finance lease liabilities	290
Operating lease cost	20,268
Variable lease cost	5,068
Short-term lease cost	164
Total lease cost	$25,958

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$231
Operating cash outflows for operating lease payments	19,226
Total cash flows for lease liability measurement	$19,457

Right-of-use assets obtained in exchange for new operating lease liabilities	$277,557
Right-of-use assets obtained in exchange for new finance lease liabilities	$8,050

Weighted average remaining lease term - finance leases (years)	46.9
Weighted average remaining lease term - operating leases (years)	14.7
Weighted average discount rate - finance leases	6.07%
Weighted average discount rate - operating leases	3.65%

The Company recorded lease expense of $8,229 and $6,898 related to operating leases in the years ended December 31, 2018 and 2017, respectively.
The following table presents information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2020	$28,369	$232	$28,601
2021	28,628	237	28,865
2022	28,651	255	28,906
2023	28,707	255	28,962
2024	29,198	255	29,453
Thereafter	223,823	16,522	240,345
Total	$367,376	$17,756	$385,132
Present value adjustments	(92,593)	(12,918)	(105,511)
Lease liabilities	$274,783	$4,838	$279,621

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company elected the package of practical expedients upon adoption of ASC 842, which allows for the application of the standard solely to the transition period in 2019 and does not require application to prior fiscal comparative periods presented. Disclosures required under the previous leasing standard are presented for prior years. The following table summarizes future minimum lease payments required under operating leases as of December 31, 2018:

2019	$8,203
2020	8,307
2021	8,137
2022	7,837
2023	7,021
Thereafter	111,653
$151,158

Lessor Accounting

The Company's property rental revenue is primarily related to rents received from tenants at its operating stores. The Company's leases with its self-storage tenants are generally on month-to-month terms, include automatic monthly renewals, allow flexibility to increase rental rates over time as market conditions permit, and provide for the collection of contingent fees such as late fees. These leases do not include any terms or conditions that allow the tenants to purchase the leased space. All self-storage leases for which the Company acts as lessor have been classified as operating leases. The real estate assets related to the Company's stores are included in "Real estate assets, net" on the Company's condensed consolidated balance sheets and are presented at historical cost less accumulated depreciation and impairment, if any. Rental income related to these operating leases is included in Property rental revenue on the Company's condensed consolidated statements of operations, and is recognized each month during the month-to-month terms at the rental rate in place during each month.
14.     STOCK-BASED COMPENSATION

As of December 31, 2019, 1,438,073 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2019
Outstanding at December 31, 2016	510,574	$30.60
Exercised	(38,418)	32.94
Outstanding at December 31, 2017	472,156	$30.41
Exercised	(54,575)	21.45
Outstanding at December 31, 2018	417,581	$31.58
Exercised	(211,057)	14.65
Outstanding at December 31, 2019	206,524	$48.88	3.43	$11,719

Vested and Expected to Vest	206,460	$48.87	3.43	$11,717
Ending Exercisable	197,576	$47.20	3.30	$11,543

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $18,089, $3,693 and $1,786, respectively.
There have been no options granted since 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 7.4% of unvested options outstanding as of December 31, 2019, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.
A summary of stock options outstanding and exercisable as of December 31, 2019, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.21 - $12.21	77,400	0.18	$12.21	77,400	$12.21
$38.40 - $38.40	8,085	3.14	38.40	8,085	38.40
$47.50 - $47.50	9,800	4.13	47.50	9,800	47.50
$65.36 - $65.36	15,647	5.15	65.36	15,647	65.36
$65.45 - $65.45	11,960	5.13	65.45	11,960	64.45
$73.52 - $73.52	50,000	5.58	73.52	50,000	73.52
$85.99 - $85.99	33,632	6.15	85.99	24,684	85.99
	206,524	3.42	$48.88	197,576	$47.20

The Company recorded compensation expense relating to outstanding options of $364, $570 and $649 in general and administrative expense for the years ended December 31, 2019, 2018 and 2017, respectively. Net proceeds received for the years ended December 31, 2019, 2018 and 2017, related to option exercises was $3,063, $1,169 and $1,266, respectively. At December 31, 2019, there was no unrecognized compensation expense related to non-vested stock options under the Plan. The

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the expected forfeiture rate.

Common Stock Granted to Employees and Directors
The Company recorded $9,173, $8,733 and $7,232 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2019, 2018 and 2017, respectively. The forfeiture rate, which is estimated at a weighted-average of 9.7% of unvested awards outstanding as of December 31, 2019, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2019 there was $11,712 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.17 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.
A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2016	299,585	$70.57
Granted	95,392	74.49
Released	(120,323)	63.95
Cancelled	(8,179)	77.25
Unreleased at December 31, 2017	266,475	$74.76
Granted	85,066	86.14
Released	(116,656)	72.38
Cancelled	(11,771)	80.96
Unreleased at December 31, 2018	223,114	$80.02
Granted	109,081	101.52
Released	(110,724)	79.58
Cancelled	(8,863)	90.11
Unreleased at December 31, 2019	212,608	$90.85

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

Performance-Based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	30,071	83.84
Unvested at December 31, 2017	30,071	$83.84
Granted	28,735	96.19
Unvested at December 31, 2018	58,806	$89.87
Granted	49,334	103.18
Unvested at December 31, 2019	108,140	$95.94
The Company recorded $3,514, $1,873 and $840 of expense in general and administrative expense in its statement of operations related to PSUs granted to employees and directors for the years ended December 31, 2019, 2018 and 2017, respectively. The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company's common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using the following assumptions:

	For the Year Ended December 31,
	2019	2018	2017
Intrinsic value	$6,211	$5,321	$2,630
Risk-free rate	2.53%	2.37%	1.62%
Volatility	20.7%	22.6%	21.4%
Expected term (in years)	2.8	2.9	2.8
Dividend yield	—%	—%	—%
Unrecognized compensation cost	$4,315	$2,739	$1,681
Term over which compensation cost recognized	3	3	3

Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are issued, so a dividend yield of zero was used. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2019 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
15.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions to the plan of $3,355, $2,833 and $2,212, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.

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

The income tax provision for the years ended December 31, 2019, 2018 and 2017, is comprised of the following components:

	For the Year Ended December 31, 2019
	Federal	State	Total
Current expense	$10,164	$2,936	$13,100
Tax credits/true-up	(3,633)	(30)	(3,663)
Change in deferred expense/(benefit)	1,787	84	1,871
Total tax expense	$8,318	$2,990	$11,308

	For the Year Ended December 31, 2018
	Federal	State	Total
Current expense	$9,136	$2,426	$11,562
Tax credits/true-up	(5,841)	(175)	(6,016)
Change in deferred expense	3,730	(32)	3,698
Total tax expense	$7,025	$2,219	$9,244

	For the Year Ended December 31, 2017
	Federal	State	Total
Current expense	$5,677	$1,662	$7,339
Tax credits/true-up	(5,573)	(383)	(5,956)
Change in deferred benefit	1,700	542	2,242
Total tax expense	$1,804	$1,821	$3,625

A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2019		2018		2017
Expected tax at statutory rate	$97,110	21.0%	$95,828	21.0%	$186,274	35.0%
Non-taxable REIT income	(82,717)	(17.9)%	(83,022)	(18.2)%	(170,811)	(32.1)%
State and local tax expense - net of federal benefit	2,837	0.6%	2,385	0.5%	2,306	0.4%
Change in valuation allowance	(207)	—%	(1,052)	(0.2)%	159	—%
Tax credits/true-up	(3,663)	(0.8)%	(6,016)	(1.3)%	(5,956)	(1.1)%
Remeasurement of deferred balances	—	—%	—	—%	(8,460)	(1.6)%
Miscellaneous	(2,052)	(0.4)%	1,121	0.2%	113	—%
Total provision	$11,308	2.5%	$9,244	2.0%	$3,625	0.6%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2019	December 31, 2018
Deferred tax liabilities:
Fixed assets	$(23,805)	$(20,907)
Operating lease right-of-use assets	(2,475)	—
Other	(84)	(96)
State deferred taxes	(3,405)	(3,076)
Total deferred tax liabilities	(29,769)	(24,079)

Deferred tax assets:
Captive insurance subsidiary	312	324
Accrued liabilities	2,006	1,772
Stock compensation	2,118	1,604
Operating lease liabilities	2,478	—
SmartStop TRS	219	219
Other	50	53
State deferred taxes	7,250	7,196
Total deferred tax assets	14,433	11,168

Valuation allowance	(3,665)	(3,872)

Net deferred income tax liabilities	$(19,001)	$(16,783)

The state income tax net operating losses expire between 2020 and 2037. The valuation allowance is associated with the state income tax net operating losses. The tax years 2015 through 2018 remain open related to the state returns, and 2016 through 2018 for the federal returns.
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

The Company’s segments are comprised of two reportable segments: (1) self-storage operations and (2) tenant reinsurance. The self-storage operations activities include rental operations of wholly-owned stores. The Company's consolidated revenues equal total segment revenues plus property management fees and other income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is property management fees and other income.

For all periods presented, substantially all of our real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2019	2018	2017
Revenues:
Self-Storage Operations	$1,130,177	$1,039,340	$967,229
Tenant Reinsurance	128,387	115,507	98,401
Total segment revenues	$1,258,564	$1,154,847	$1,065,630

Operating expenses:
Self-Storage Operations	$336,050	$291,695	$271,974
Tenant Reinsurance	29,376	25,707	19,173
Total segment operating expenses	$365,426	$317,402	$291,147

Net operating income:
Self-Storage Operations	$794,127	$747,645	$695,255
Tenant Reinsurance	99,011	89,800	79,228
Total segment net operating income:	$893,138	$837,445	$774,483

Total segment net operating income	$893,138	$837,445	$774,483
Other components of net income (loss):
Property management fees and other income	49,890	41,757	39,379
General and administrative expense	(89,418)	(81,256)	(78,961)
Depreciation and amortization expense	(219,857)	(209,050)	(193,296)
Gain on real estate transactions and impairment of real estate	1,205	30,807	112,789
Interest expense	(186,526)	(178,436)	(153,511)
Non-cash interest expense related to the amortization of discount on equity component of exchangeable senior notes	(4,742)	(4,687)	(5,103)
Interest income	7,467	5,292	6,736
Equity in earnings of unconsolidated real estate entities	11,274	14,452	15,331
Income tax expense	(11,308)	(9,244)	(3,625)
Net income	$451,123	$447,080	$514,222

18.     COMMITMENTS AND CONTINGENCIES
The Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. As of December 31, 2019, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of December 31, 2019, the Company was under agreement to acquire three stores at a total purchase price of $27,400. Of these stores, two are scheduled to close in 2020 at a purchase price of $16,000, and one is scheduled to close in 2021 at a purchase price of $11,400. Additionally, the Company is under agreement to acquire seven stores in 2020 with joint venture partners, for a total investment of $25,095.
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
19.     SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$311,546	$323,602	$337,505	$335,801
Cost of operations	163,069	165,609	174,867	171,156
Revenues less cost of operations	$148,477	$157,993	$162,638	$164,645
Net income	$102,160	$112,689	$115,995	$120,279
Net income attributable to common stockholders	$94,770	$104,828	$108,087	$112,282
Earnings per common share—basic	$0.74	$0.82	$0.84	$0.87
Earnings per common share—diluted	$0.74	$0.81	$0.83	$0.86
	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$285,485	$296,813	$306,953	$307,353
Cost of operations	151,573	152,097	153,362	150,676
Revenues less cost of operations	$133,912	$144,716	$153,591	$156,677
Net income	$95,430	$102,713	$139,687	$109,250
Net income attributable to common stockholders	$88,256	$95,153	$130,418	$101,462
Earnings per common share—basic	$0.70	$0.75	$1.03	$0.80
Earnings per common share—diluted	$0.70	$0.75	$1.02	$0.80

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
As of December 31, 2019

				Building and Improvements Initial Cost	Adjustments and Costs to Land and Building Subsequent to Acquisition	Gross carrying amount at December 31, 2019
Self - Storage Facilities by State:	Store Count		Land Initial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	8	$29,567	$7,690	$42,770	$3,693	$7,691	$46,462	$54,153	$8,277
AZ	23	21,845	27,535	117,304	9,574	27,533	126,880	154,413	24,239
CA	165	531,406	539,355	1,166,591	109,246	540,043	1,275,149	1,815,192	264,874
CO	16	30,432	16,809	71,894	16,652	17,527	87,828	105,355	19,546
CT	7	23,557	9,875	50,966	4,766	9,874	55,733	65,607	9,934
FL	91	263,634	163,455	588,353	56,727	163,919	644,616	808,535	134,121
GA	63	85,820	83,742	406,477	27,502	83,726	433,995	517,721	60,262
HI	13	31,029	17,663	133,870	6,025	17,663	139,895	157,558	25,676
IL	37	50,669	45,435	234,396	25,785	44,888	260,728	305,616	43,160
IN	15	10,987	12,447	58,247	5,850	12,447	64,097	76,544	11,698
KS	1	—	366	1,897	866	366	2,763	3,129	1,087
KY	11	34,066	8,640	68,679	18,260	9,412	86,167	95,579	12,296
LA	2	—	6,114	8,541	1,312	6,115	9,852	15,967	4,221
MA	46	105,046	73,544	270,243	50,778	73,725	320,840	394,565	80,863
MD	32	118,007	99,147	284,253	16,756	97,180	302,976	400,156	70,387
MI	7	5,792	9,583	51,359	3,239	9,583	54,598	64,181	5,740
MN	5	—	7,377	50,057	514	7,377	50,571	57,948	2,585
MO	5	—	4,129	15,444	4,107	4,086	19,594	23,680	7,392
MS	3	—	2,420	20,849	1,450	2,420	22,299	24,719	2,635
NC	19	28,221	31,969	104,104	7,379	31,967	111,485	143,452	11,241
NH	2	5,938	754	4,054	1,278	817	5,269	6,086	2,388
NJ	59	155,754	134,032	560,512	41,422	137,258	598,708	735,966	129,970
NM	11	17,689	32,252	71,142	5,049	32,252	76,191	108,443	9,373
NV	14	37,557	15,252	74,376	4,671	15,252	79,047	94,299	10,422
NY	27	43,218	121,945	230,875	34,801	122,680	264,941	387,621	59,450
OH	17	34,470	17,788	50,493	6,733	17,787	57,227	75,014	13,318
OR	6	30,267	7,906	39,576	2,042	7,906	41,618	49,524	7,545
PA	18	34,475	24,297	149,144	12,297	23,589	162,149	185,738	24,480
RI	2	11,841	3,191	6,926	1,253	3,191	8,179	11,370	2,939
SC	23	43,543	37,075	135,760	10,029	37,076	145,788	182,864	22,598
TN	17	45,601	25,938	91,497	8,750	25,938	100,247	126,185	18,046
TX	100	213,291	169,160	648,128	57,365	169,012	705,641	874,653	112,790
UT	10	13,181	9,008	39,295	2,247	9,008	41,542	50,550	9,854
VA	46	163,675	139,318	414,335	19,385	139,319	433,719	573,038	69,063
WA	8	20,345	12,528	47,645	2,694	12,530	50,337	62,867	11,380
DC	1	8,762	14,394	18,172	429	14,394	18,601	32,995	1,824
Other corporate assets		—	—	2,202	138,483	—	140,685	140,685	40,298
Intangible tenant relationships and lease rights		—	—	132,000	2,932	—	134,932	134,932	127,712
Construction in Progress/Undeveloped Land		—	5,978	—	39,788	3,372	42,394	45,766	—
Right of use asset - finance lease (1)		—	—	—	8,050	—	8,050	8,050	168
Totals (1)	930	$2,249,685	$1,938,111	$6,462,425	$770,180	$1,938,923	$7,231,793	$9,170,716	$1,473,852

(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above. As of December 31, 2019, there was a right-of-use asset relating to a finance lease in the amount of $8,050 included in net real estate assets on the Company's consolidated balance sheets.

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Operating facilities
Balance at beginning of year	$8,709,315	$8,158,741	$7,649,448
Acquisitions	303,588	459,223	628,391
Improvements	68,459	64,336	71,090
Transfers from construction in progress	59,614	49,449	19,079
Dispositions and other	(11,418)	(22,434)	(209,267)
Balance at end of year	$9,129,558	$8,709,315	$8,158,741
Accumulated depreciation:
Balance at beginning of year	$1,262,438	$1,060,060	$900,861
Depreciation expense	212,202	203,030	185,903
Dispositions and other	(789)	(652)	(26,704)
Balance at end of year	$1,473,851	$1,262,438	$1,060,060
Real estate under development/redevelopment:
Balance at beginning of year	$44,954	$33,750	$21,860
Current development	55,817	60,677	33,484
Transfers to operating facilities	(59,614)	(49,449)	(19,079)
Dispositions and other	—	(24)	(2,515)
Balance at end of year	$41,157	$44,954	$33,750
Net non-lease real estate assets (1)	$7,696,864	$7,491,831	$7,132,431
(1) No right-of-use assets related to operating leases leases are included in the ending net real estate assets information above. As of December 31, 2019, there was a right-of-use asset relating to a finance lease in the amount of $8,050 included in net real estate assets on the Company's consolidated balance sheets.
As of December 31, 2019, the aggregate cost of real estate for U.S. federal income tax purposes was $7,721,422.

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

(ii)	Internal Control over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)	Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Extra Space Storage Inc.
Opinion on Internal Control over Financial Reporting

We have audited Extra Space Storage, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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
February 25, 2020

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
Item 9B.     Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Information about our Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2019.
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
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2019.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2019.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2019.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2019.

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

3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 3, 2007).
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 29, 2013).
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 28, 2014).
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.(incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 17, 2018)
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2013).
3.7	Declaration of Trust of ESS Holdings Business Trust II.(1)
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

4.6	Description of Securities(2)
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)

Exhibit Number	Description
10.2	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.3	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 24, 2005).
10.4
Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 2, 2005).

10.5	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2007).
10.6	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 26, 2007).
10.7	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe. (incorporated by reference to Exhibit 10.26 of Form 10-K filed on February 26, 2010).
10.8
Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 16, 2012).

10.9	Extra Space Storage Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 31, 2010).
10.10
Letter Agreement, dated as of November 22, 2013, amending the Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space, and the Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on May 8, 2014).

10.11
Letter Agreement, dated April 18, 2017, amending the Promissory Note and Waiving a Portion of the Series A Preferred Priority Return, among Extra Space Storage LP, ESS Holdings Business Trust I, H. James Knuppe and Barbara Knuppe (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on May 5, 2017).

10.12*	2015 Incentive Award Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2015)
10.13*	Form of 2015 Incentive Award Plan Performance Stock Award Agreement(2)
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
10.17*
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on February 26, 2010).

10.18*
Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on February 26, 2010).

10.19*	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010).
10.20*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.21*	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.22*	Extra Space Storage 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 20, 2007).
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

Exhibit Number	Description
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

10.26
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
101
The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements(2).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Management compensatory plan or arrangement
(1)Incorporated by reference to Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).
(2)Filed herewith.
(3)See Item 15(a)(2) above.
Item 16.     Form 10K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Date: February 25, 2020	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2020	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2020	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2020	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: February 25, 2020	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman of the Board

Date: February 25, 2020	By:	/s/ JOSEPH J. BONNER
Joseph J. Bonner Director

Date: February 25, 2020	By:	/s/ ASHLEY DREIER
Ashley Dreier Director

Date: February 25, 2020	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 25, 2020	By:	/s/ DENNIS LETHAM
Dennis Letham Director

Date: February 25, 2020	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 25, 2020	By:	/s/ ROGER B. PORTER
Roger B. Porter Director