Form 10-Q
period 2020-03-31
Extra Space Storage Inc.
filed 2020-05-08
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2020, was 129,086,589.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to:

•adverse changes in general economic conditions, the real estate industry and the markets in which we operate;
•failure to close pending acquisitions and developments on expected terms, or at all;
•the effect of competition from new and existing stores or other storage alternatives, which could cause rents and occupancy rates to decline;
•potential liability for uninsured losses and environmental contamination;
•the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;
•disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;
•impacts from the COVID-19 pandemic, including reduced demand for self-storage space and ancillary products and services such as tenant reinsurance, and potential decreases in occupancy and rental rates and staffing levels, which could adversely affect our results;
•increased interest rates;
•reductions in asset valuations and related impairment charges;
•our lack of sole decision-making authority with respect to our joint venture investments;
•the effect of recent or future changes to U.S. tax laws;
•the failure to maintain our REIT status for U.S. federal income tax purposes; and
•economic uncertainty due to the impact of natural disasters, war or terrorism, which could adversely affect our business plan.
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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate assets, net	$7,689,621	$7,696,864
Real estate assets - operating lease right-of-use assets	259,681	264,643
Investments in unconsolidated real estate entities	342,404	338,054
Cash and cash equivalents	93,297	65,746
Restricted cash	4,633	4,987
Other assets, net	159,850	162,083
Total assets	$8,549,486	$8,532,377
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,310,476	$4,318,973
Exchangeable senior notes, net	571,321	569,513
Revolving lines of credit	244,000	158,000
Operating lease liabilities	270,174	274,783
Cash distributions in unconsolidated real estate ventures	45,712	45,264
Accounts payable and accrued expenses	116,069	111,382
Other liabilities	217,104	132,768
Total liabilities	5,774,856	5,610,683
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 129,038,907 and 129,534,407 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,290	1,295
Additional paid-in capital	2,872,933	2,868,681
Accumulated other comprehensive income (loss)	(113,840)	(28,966)
Accumulated deficit	(362,264)	(301,049)
Total Extra Space Storage Inc. stockholders' equity	2,398,119	2,539,961
Noncontrolling interest represented by Preferred Operating Partnership units, net	175,319	175,948
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	201,192	205,785
Total noncontrolling interests and equity	2,774,630	2,921,694
Total liabilities, noncontrolling interests and equity	$8,549,486	$8,532,377

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Property rental	$286,703	$271,003
Tenant reinsurance	33,613	29,797
Management fees and other income	12,136	10,746
Total revenues	332,452	311,546
Expenses:
Property operations	90,297	78,765
Tenant reinsurance	6,678	6,967
General and administrative	23,011	22,678
Depreciation and amortization	55,275	54,659
Total expenses	175,261	163,069
Income from operations	157,191	148,477
Interest expense	(44,358)	(47,360)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,209)	(1,162)
Interest income	1,674	1,388
Income before equity in earnings of unconsolidated real estate entities and income tax expense	113,298	101,343
Equity in earnings and dividend income from unconsolidated real estate entities	5,043	2,630
Income tax expense	(2,179)	(1,813)
Net income	116,162	102,160
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,111)	(3,163)
Net income allocated to Operating Partnership and other noncontrolling interests	(4,872)	(4,227)
Net income attributable to common stockholders	$108,179	$94,770
Earnings per common share
Basic	$0.84	$0.74
Diluted	$0.83	$0.74
Weighted average number of shares
Basic	129,288,629	127,037,247
Diluted	137,139,560	134,289,716
Cash dividends paid per common share	$0.90	$0.86

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$116,162	$102,160
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(89,244)	(23,993)
Total comprehensive income	26,918	78,167
Less: comprehensive income attributable to noncontrolling interests	3,613	6,240
Comprehensive income attributable to common stockholders	$23,305	$71,927

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity

	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2018	$153,096	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422
Issuance of common stock upon the exercise of options	—	—	—	169,021	3	1,754	—	—	1,757
Restricted stock grants issued	—	—	—	35,022	—	—	—	—	—
Restricted stock grants cancelled	—	—	—	(1,244)	—	—	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	—	2,954	—	—	2,954
Redemption of Operating Partnership units for stock	—	(3,310)	—	85,501	—	3,310	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	23,447	—	—	—	—	—	—	—	23,447
Net income	3,164	4,235	(9)	—	—	—	—	94,770	102,160
Other comprehensive income	(147)	(1,003)	—	—	—	—	(22,843)	—	(23,993)
Distributions to Operating Partnership units held by noncontrolling interests	(3,296)	(5,116)	—	—	—	—	—	—	(8,412)
Dividends paid on common stock at $0.86 per share	—	—	—	—	—	—	—	(109,523)	(109,523)
Balances at March 31, 2019	$176,264	$213,168	$231	127,392,050	$1,274	$2,648,723	$11,807	$(277,655)	$2,773,812

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity

	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)	$2,921,694
Issuance of common stock upon the exercise of options	—	—	—	77,400	1	943	—	—	944
Issuance of common stock in connection with share based compensation	—	—	—	73,602	1	2,979	—	—	2,980
Restricted stock grants cancelled	—	—	—	(1,767)	—	—	—	—	—
Buyback of common stock, net of offering costs	—	—	—	(653,597)	(7)	—	—	(52,197)	(52,204)
Redemption of Operating Partnership units for stock	—	(330)	—	8,862	—	330	—	—	—
Net income	3,112	4,877	(6)	—	—	—	—	108,179	116,162
Other comprehensive income	(563)	(3,807)	—	—	—	—	(84,874)	—	(89,244)
Distributions to Operating Partnership units held by noncontrolling interests	(3,178)	(5,327)	—	—	—	—	—	—	(8,505)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(117,197)	(117,197)
Balances at March 31, 2020	$175,319	$200,832	$360	129,038,907	$1,290	$2,872,933	$(113,840)	$(362,264)	$2,774,630

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$116,162	$102,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,275	54,659
Amortization of deferred financing costs	2,830	3,034
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	1,209	1,162
Non-cash lease expense	353	—
Compensation expense related to stock-based awards	2,980	2,954
Distributions from unconsolidated real estate ventures in excess of earnings	2,539	1,732
Changes in operating assets and liabilities:
Other assets	2,490	(305)
Accounts payable and accrued expenses	3,727	6,418
Other liabilities	1,691	(2,475)
Net cash provided by operating activities	189,256	169,339
Cash flows from investing activities:
Acquisition of real estate assets	(30,164)	(212,552)
Development and redevelopment of real estate assets	(15,373)	(15,846)
Investment in unconsolidated real estate entities	(6,441)	(17,395)
Issuance of notes receivable	(7,500)	—
Purchase of equipment and fixtures	(1,095)	(1,182)
Net cash used in investing activities	(60,573)	(246,975)
Cash flows from financing activities:
Proceeds from notes payable and revolving lines of credit	268,000	424,000
Principal payments on notes payable and revolving lines of credit	(192,508)	(225,020)
Principal payments on notes payable to trusts	—	(30,928)
Deferred financing costs	(16)	(100)
Net proceeds from exercise of stock options	944	1,757
Repurchase of common stock	(52,204)	—
Dividends paid on common stock	(117,197)	(109,523)
Distributions to noncontrolling interests	(8,505)	(8,412)
Net cash provided by (used in) financing activities	(101,486)	51,774
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,197	(25,862)
Cash, cash equivalents, and restricted cash, beginning of the period	70,733	72,690
Cash, cash equivalents, and restricted cash, end of the period	$97,930	$46,828

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental schedule of cash flow information
Interest paid	$41,013	$45,165
Income taxes paid	976	(177)
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(330)	$(3,310)
Common stock and paid-in capital	330	3,310
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$—	$95,506
Operating lease liabilities	—	(104,863)
Accounts payable and accrued expenses	—	9,357
Acquisitions of real estate assets
Real estate assets, net	$—	$19,937
Notes payable assumed	—	(17,157)
Investment in unconsolidated real estate ventures	—	(2,780)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$960	$780
Accounts payable and accrued expenses	(960)	(780)
Contribution of Preferred OP Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$—	$23,447
Value of Preferred Operating Partnership units issued	—	(23,447)

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

1.ORGANIZATION
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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2020, the Company had direct and indirect equity interests in 1,176 stores. In addition, the Company managed 676 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,852. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASU 2016-02), and not within the scope of ASU 2016-13. This new standard became effective for the Company on January 1, 2020. The adoption of this standard by the Company did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities - Cash flow hedge swap agreements	$—	$113,986	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2020 or December 31, 2019.

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

When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of March 31, 2020, the Company had one parcel of land classified as held for sale which is included in real estate assets, net. The estimated fair value less selling costs for this asset is greater than the carrying value of the asset, and therefore no loss has been recorded.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 approximate fair value. Restricted cash is comprised of escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, loan collateral, operating reserves and insurance and capital expenditures.

The fair values of the Company’s notes receivable from Preferred and Common Operating Partnership unit holders, were based on the discounted estimated future cash flows of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$119,016	$118,524	$116,184	$118,524
Fixed rate notes payable	$3,599,824	$3,460,253	$3,511,151	$3,417,928
Exchangeable senior notes	$635,375	$575,000	$673,831	$575,000

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three months ended March 31, 2020, and 2019, there were no anti-dilutive options.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended March 31, 2020 and 2019 was $104.13 and $96.05, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2020	2019
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	402,403	436,254
Series C Units (1)	—	129,763
Series D Units	1,153,233	1,083,265
	1,555,636	1,649,282

(1) The remainder of the Series C Units were converted to OP Units on April 25, 2019.

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of March 31, 2020. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $91.46 per share as of March 31, 2020, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
earnings per share computation. For the three months ended March 31, 2020 and 2019, 764,703 and 226,527 shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share.

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$108,179	$94,770
Earnings and dividends allocated to participating securities	(163)	(167)
Earnings for basic computations	108,016	94,603
Earnings and dividends allocated to participating securities	163	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	6,171	5,429
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)
Net income for diluted computations	$113,778	$99,460

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	129,288,629	127,037,247
OP Units	5,919,705	5,960,981
Series A Units	875,480	875,480
Unvested restricted stock awards included for treasury stock method	211,602	—
Shares related to exchangeable senior notes and dilutive stock options	844,144	416,008
Average number of common shares outstanding - diluted	137,139,560	134,289,716
Earnings per common share
Basic	$0.84	$0.74
Diluted	$0.83	$0.74

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5. STORE ACQUISITIONS

The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2020 and 2019. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

			Consideration Paid					Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Real estate assets
Q1 2020	2		$19,399	$19,354	$—	$—	$45	$19,399

Q1 2019	14	(1)	$223,740	$202,890	$17,157	$2,780	$913	$223,740

(1) Store acquisitions during the three months ended March 31, 2019 include the acquisition of 12 stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' remaining equity interests in the joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. No gain or loss was recognized as a result of these acquisitions.
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

During the three months ended March 31, 2020, the Company contributed a total of $6,441 to its joint ventures for the purchase of one operating store and two stores acquired at the issuance of certificate of occupancy.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	March 31,	December 31,
				2020	2019
PR EXR Self Storage, LLC	5	25%	40%	$59,147	$59,391
WICNN JV LLC	10	10%	25%	36,445	36,552
VRS Self Storage, LLC	16	45%	54%	17,356	17,639
ESS-NYFL JV LP	11	16%	24%	12,611	13,320
GFN JV, LLC	6	10%	30%	15,576	12,168
PRISA Self Storage LLC	85	4%	4%	9,073	9,133
Alan Jathoo JV LLC	9	10%	10%	7,928	7,977
Storage Portfolio III JV LLC	5	10%	30%	5,832	3,995
ESS Bristol Investments LLC	8	10%	28%	2,914	3,046
Extra Space Northern Properties Six LLC	10	10%	35%	(2,228)	(2,091)
Storage Portfolio II JV LLC	36	10%	30%	(4,915)	(4,827)
Storage Portfolio I LLC	24	34%	49%	(38,570)	(38,345)
Other minority owned stores	19	10-50%	19-50%	25,523	24,832
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	244			$296,692	$292,790
(1) Includes pro-rata equity ownership share and promoted interest.
(2) In October 2019, the Company invested $150,000 in shares of newly issued convertible preferred stock of SmartStop,with an additional commitment to purchase up to $50,000 of the preferred shares over the 12 months after the original purchase. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.

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

The Company had no consolidated VIEs during the three months ended March 31, 2020.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $32,595 will be reclassified and increase interest expense.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The Company held 25 derivative financial instruments which had a total combined notional amount of $2,396,948 as of March 31, 2020.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:	Fair Value
Other assets	$—	$6,214
Other liabilities	$113,986	$31,400

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended March 31,
Type	2020	2019		2020	2019
Swap Agreements	$(89,710)	$(19,576)	Interest expense	$(563)	$4,462

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

As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $116,411. As of March 31, 2020, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2020, it could have been required to cash settle its obligations under the agreements at their termination value of $116,411, including accrued interest.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
9. EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of March 31, 2020 was approximately 10.93 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

Additionally, the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended March 31, 2020.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounts for the liability and equity components of the 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discounts are amortized as interest expense over the remaining period of the debt through its first redemption date of October 1, 2020. The effective interest rate on the liability components of the 2015 Notes is 4.0%, which approximated the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.

Information about the Company’s 2015 Notes, including the total carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount was as follows for the periods indicated:

	March 31, 2020	December 31, 2019
Carrying amount of equity component	$22,597	$22,597
Principal amount of liability component	$575,000	$575,000
Unamortized discount - equity component	(2,466)	(3,675)
Unamortized debt issuance costs	(1,213)	(1,812)
Net carrying amount of liability component	$571,321	$569,513

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Contractual interest	$4,492	$4,492
Amortization of discount	1,209	1,162
Total interest expense recognized	$5,701	$5,654

10. STOCKHOLDERS’ EQUITY

On May 15, 2019, the Company filed its $500,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with nine sales agents.

During the three months ended March 31, 2020, the Company sold no shares of common stock under its "at the market" equity program and had $298,621 available for issuance under the equity distribution agreements.

On November 8, 2017, the Company's board of directors authorized a three-year share repurchase program to allow for the repurchase of shares with an aggregate value up to $400,000. In March 2020, the Company repurchased 653,597 shares at an average price of $79.85, paying a total of $52,204. As of March 31, 2020, the Company had remaining authorization to repurchase shares with an aggregate value up to $347,796.
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

At March 31, 2020 and December 31, 2019, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of March 31, 2020 and December 31, 2019, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below.

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

On June 25, 2007, the Operating Partnership loaned the holder of the Series A Units $100,000. The loan bears interest at 2.1%. The loan is secured by the borrower’s Series A Units. No future redemption of Series A Units can be made unless the loan secured by the Series A Units is also repaid. The Series A Units are shown on the balance sheet net of the $100,000 loan because the borrower under the loan receivable is also the holder of the Series A Units.

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

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. As part of this conversion, the holders of the Series C Units agreed to pledge the OP Units received in the conversion as collateral on the loan receivable to replace the Series C Units that were converted. As of December 31, 2018, the total outstanding balance of the loan receivable was $19,735, of which $8,644 was shown as a reduction of the noncontrolling interests related to the Series C Units and $11,091 was shown as a reduction of the noncontrolling interests related to the OP Units on the Company's consolidated balance sheets. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $18,524 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2019 and March 31, 2020. See footnote 12 for further discussion of noncontrolling interests.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The Series D Units have been issued at various times from 2014 to 2019. During the three months ended March 31, 2019, the Operating Partnership issued 1,120,924 Series D Units valued at $28,023 in conjunction with joint venture acquisitions.
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
12. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.8% ownership interest in the Operating Partnership as of March 31, 2020. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.2% are held by certain former owners of assets acquired by the Operating Partnership. As of March 31, 2020 and December 31, 2019, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $18,524 because the borrowers under the loan receivable are also holders of OP Units (Note 11). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2020, the ten-day average closing price of the Company's common stock was $87.07 and there were 5,915,916 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2020 and the Company elected to pay the OP Unit holders cash, the Company would have paid $515,099 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2020	2019
OP Units redeemed for common stock	8,862	85,501

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

Other Noncontrolling Interests

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of March 31, 2020. One joint venture owns four operating stores, and the other joint venture owns one operating store and one development store. The voting interests of the third-party owners are between 5.0% and 20.0%.
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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Self-Storage Operations	$286,703	$271,003
Tenant Reinsurance	33,613	29,797
Total segment revenues	$320,316	$300,800

Operating expenses:
Self-Storage Operations	$90,297	$78,765
Tenant Reinsurance	6,678	6,967
Total segment operating expenses	$96,975	$85,732

Net operating income:
Self-Storage Operations	$196,406	$192,238
Tenant Reinsurance	26,935	22,830
Total segment net operating income:	$223,341	$215,068

Other components of net income (loss):
Property management fees and other income	$12,136	$10,746
General and administrative expense	(23,011)	(22,678)
Depreciation and amortization expense	(55,275)	(54,659)
Interest expense	(44,358)	(47,360)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,209)	(1,162)
Interest income	1,674	1,388
Equity in earnings and dividend income from unconsolidated real estate entities	5,043	2,630
Income tax expense	(2,179)	(1,813)
Net income	$116,162	$102,160

14. COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As of March 31, 2020, the Company was under agreement to acquire three stores at a total purchase price of $20,634. One store is scheduled to close in 2020 and the remaining two stores are expected to close in 2021. Additionally, the Company is under agreement to acquire five stores with joint venture partners, for a total investment of $25,770. Four of these stores are scheduled to close in 2020 and the remaining store is expected to close in 2021.

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
15.  SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. The impact of the COVID-19 pandemic on the U.S. and world economies generally, and on our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2019. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2019 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

CURRENT MATERIAL DEVELOPMENT – THE COVID-19 PANDEMIC

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking increasingly dramatic action in an effort to slow the spread of COVID-19. Federal, state and local jurisdictions have issued varying forms of “stay-at-home” orders, halting public gatherings and restricting business functions outside of one’s home to only those that are considered “essential.” We are working to comply within the framework of local, county, state and federal laws as they evolve. In that regard, we have implemented a wide range of practices to protect and support our employees and customers. Such measures include instituting “work from home” measures at our corporate offices and call center, instituting a contactless rental process that allows our on-site employees to continue to rent storage units without physical interaction, and providing personal protective equipment to on-site employees providing essential functions so that hygiene and “social distancing” standards can be effectively managed and applied. We have transitioned many of our interactions between customers and leasing and support staff to on-line and telephonic communications. Due to the COVID-19 pandemic, our customers may be impacted, including through unemployment, which may impact their ability to pay rent or renew their leases.

While we have seen a decrease in new rentals as a result of the COVID-19 pandemic, we have not seen significant vacates from existing tenants, which continue to make up the majority of our occupancy.

Although the self-storage has historically been resilient to ordinary market downturns, the impact of the COVID-19 pandemic on the U.S. and world economies generally, and on our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

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

PROPERTIES

As of March 31, 2020, we owned or had ownership interests in 1,176 operating stores. Of these stores, 927 are wholly-owned, five are in consolidated joint ventures, and 244 are in unconsolidated joint ventures. In addition, we managed an additional 676 stores for third parties bringing the total number of stores which we own and/or manage to 1,852. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of March 31, 2020, approximately 1,030,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2020, the average length of stay was approximately 16.1 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.42 for the three months ended March 31, 2020, compared to $16.22 for the three months ended March 31, 2019. Average annual rent per square foot for new leases was $18.66 for the three months ended March 31, 2020, compared to $17.66 for the three months ended March 31, 2019. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.2% and 3.4%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	March 31, 2020
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,538	1	75,821	14	1,013,225	23	1,646,584
Arizona	23	1,623,422	7	468,275	17	1,388,188	47	3,479,885
California	166	12,681,551	41	3,010,523	66	6,152,489	273	21,844,563
Colorado	17	1,154,826	2	186,318	23	1,741,170	42	3,082,314
Connecticut	7	530,220	7	630,009	5	331,035	19	1,491,264
Delaware	—	—	1	76,945	2	137,618	3	214,563
Florida	91	6,990,368	31	2,583,489	93	7,232,854	215	16,806,711
Georgia	63	4,868,448	6	511,367	22	1,648,442	91	7,028,257
Hawaii	13	848,264	—	—	4	211,634	17	1,059,898
Idaho	—	—	—	—	7	712,786	7	712,786
Illinois	37	2,808,931	7	566,908	29	2,125,520	73	5,501,359
Indiana	15	950,671	1	58,166	12	738,189	28	1,747,026
Kansas	1	83,011	2	108,770	2	147,242	5	339,023
Kentucky	11	930,478	1	51,128	4	339,523	16	1,321,129
Louisiana	2	142,525	—	—	5	466,550	7	609,075
Maryland	31	2,655,908	8	618,458	30	2,110,571	69	5,384,937
Massachusetts	46	2,973,668	10	641,533	6	454,667	62	4,069,868
Michigan	7	560,657	4	313,176	3	249,901	14	1,123,734
Minnesota	5	382,961	2	150,870	9	628,202	16	1,162,033
Mississippi	3	220,182	—	—	3	205,610	6	425,792
Missouri	5	333,480	2	119,275	8	539,518	15	992,273
Nebraska	—	—	—	—	2	194,970	2	194,970
Nevada	14	1,040,201	4	473,471	5	533,505	23	2,047,177
New Hampshire	2	136,135	2	83,925	1	61,490	5	281,550
New Jersey	59	4,665,875	17	1,246,378	14	1,099,279	90	7,011,532
New Mexico	11	721,690	6	349,860	12	890,990	29	1,962,540
New York	27	1,972,200	18	1,510,548	20	1,190,289	65	4,673,037
North Carolina	19	1,411,294	5	373,864	18	1,353,003	42	3,138,161
Ohio	17	1,315,221	5	327,213	7	546,293	29	2,188,727
Oklahoma	—	—	—	—	21	1,731,033	21	1,731,033
Oregon	6	399,921	4	281,709	11	766,965	21	1,448,595
Pennsylvania	18	1,351,196	7	513,083	23	1,720,165	48	3,584,444
Rhode Island	2	130,696	—	—	2	165,617	4	296,313
South Carolina	24	1,843,372	7	497,758	15	1,180,662	46	3,521,792
Tennessee	17	1,433,223	12	803,886	16	1,161,571	45	3,398,680
Texas	100	8,603,027	10	707,712	81	6,589,954	191	15,900,693
Utah	10	710,019	—	—	18	1,343,811	28	2,053,830
Virginia	46	3,682,996	7	567,003	18	1,365,942	71	5,615,941
Washington	8	590,132	1	57,340	10	811,993	19	1,459,465
Washington, DC	1	100,039	1	103,567	5	392,974	7	596,580
Wisconsin	—	—	5	508,836	5	428,525	10	937,361
Puerto Rico	—	—	—	—	8	916,914	8	916,914
Totals	932	71,404,346	244	18,577,184	676	53,020,879	1,852	143,002,409

(1) Includes five consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2020 and 2019

Overview
Results for the three months ended March 31, 2020 included the operations of 1,176 stores (927 wholly-owned, five in consolidated joint ventures, and 244 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2019, which included the operations of 1,119 stores (891 wholly-owned, four in consolidated joint ventures, and 224 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues:
Property rental	$286,703	$271,003	$15,700	5.8%
Tenant reinsurance	33,613	29,797	3,816	12.8%
Management fees and other income	12,136	10,746	1,390	12.9%
Total revenues	$332,452	$311,546	$20,906	6.7%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2020 was primarily the result of revenues from newly-acquired stores and increases in rental rates at our stabilized stores. An increase of $9,655 was attributable to store acquisitions completed in 2020 and 2019. We acquired two wholly-owned stores during the three months ended March 31, 2020. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019. An increase of $5,034 for the three months ended March 31, 2020 was due to higher net rental rates for new and existing customers at our stabilized stores.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 1,852 stores at March 31, 2020 compared to 1,696 stores at March 31, 2019.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three months ended March 31, 2020 was primarily due to an increase in the number of stores managed. As of March 31, 2020, we managed 925 stores for joint ventures and third parties, compared to 805 stores as of March 31, 2019.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Expenses:
Property operations	$90,297	$78,765	$11,532	14.6%
Tenant reinsurance	6,678	6,967	(289)	(4.1)%
General and administrative	23,011	22,678	333	1.5%
Depreciation and amortization	55,275	54,659	616	1.1%
Total expenses	$175,261	$163,069	$12,192	7.5%

Property Operations—The increase in property operations expense during the three months ended March 31, 2020 was due primarily to an increase of $8,976 attributable to store acquisitions completed in 2020 and 2019. We acquired two wholly-owned stores during the three months ended March 31, 2020. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019. An additional increase of $2,339 for the three months ended March 31, 2020 was related to an increase in expenses from property taxes, payroll and benefits, and marketing.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The decrease in tenant reinsurance expense for three months ended March 31, 2020 was due primarily to a reduction in the number of claims as well as a decrease in the overall average payout on individual claims when compared to the three months ended March 31, 2019.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired two stores during the three months ended March 31, 2020. We acquired 21 stores during the year ended December 31, 2019.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Interest expense	$(44,358)	$(47,360)	$3,002	(6.3)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,209)	(1,162)	(47)	4.0%
Interest income	1,674	1,388	286	20.6%
Equity in earnings and dividend income from unconsolidated real estate entities	5,043	2,630	2,413	91.7%
Income tax expense	(2,179)	(1,813)	(366)	20.2%
	$(41,029)	$(46,317)	$5,288	(11.4)%

Interest Expense—The decrease in interest expense during the three months ended March 31, 2020 was primarily the result of a lower average interest rate compared to the same period in the prior year. The average interest rate for the three months ended March 31, 2020 was 3.1%, compared to an average interest rate of 3.5% for the three months ended March 31, 2019.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2015 Notes had an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions, interest earned on bridge loans and income earned on note receivable from Common and Preferred Operating Partnership unit holders. In late 2018 we began to provide bridge financing on completed properties, including recently completed properties, owned by third parties that we manage. The increase in interest income during the three months ended March 31, 2020 was primarily the result of interest earned on these bridge loans.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. Dividend income represents dividends from our investment in preferred stock of SmartStop, which was purchased in October 2019. The increase related primarily to the dividends income recognized during the three months ended March 31, 2020.

Income Tax Expense—For the three months ended March 31, 2020, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$108,179	$94,770

Adjustments:
Real estate depreciation	52,926	50,773
Amortization of intangibles	617	2,288
Unconsolidated joint venture real estate depreciation and amortization	2,164	1,872
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)
Income allocated to Operating Partnership noncontrolling interests	7,983	7,390
Funds from operations attributable to common stockholders and unit holders	$171,297	$156,521

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 863 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2020	2019	Change
Same-store rental revenues	$270,063	$264,905	1.9%
Same-store operating expenses	78,401	75,502	3.8%
Same-store net operating income	$191,662	$189,403	1.2%
Same-store square foot occupancy as of quarter end	91.3%	91.4%
Properties included in same-store	863	863

Same-store revenues for the three months ended March 31, 2020 increased due to higher average occupancy and net rental rates for customers. Same-store expenses were higher for the three months ended March 31, 2020 primarily due to increases in marketing, payroll and benefits, and property taxes. For the three months ended March 31, 2020, the increase in same-store expenses was partially offset by decreases in repairs and maintenance expense.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Net Income	$116,162	$102,160
Adjusted to exclude:
Equity in earnings and dividend income from unconsolidated real estate entities	(5,043)	(2,630)
Interest expense	45,567	48,522
Depreciation and amortization	55,275	54,659
Income tax expense	2,179	1,813
General and administrative	23,011	22,678
Management fees, other income and interest income	(13,810)	(12,134)
Net tenant insurance	(26,935)	(22,830)
Non-same store rental revenue	(16,640)	(6,098)
Non-same store operating expense	11,896	3,263
Total Same-store net operating income	$191,662	$189,403

Same-store rental revenues	$270,063	$264,905
Same-store operating expenses	78,401	75,502
Same-store net operating income	$191,662	$189,403

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

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$189,256	$169,339
Net cash used in investing activities	(60,573)	(246,975)
Net cash provided by (used in) financing activities	(101,486)	51,774

Significant components of net cash flow included:
Net income	$116,162	$102,160
Depreciation and amortization	55,275	54,659
Acquisition and development of new stores	(45,537)	(228,398)
Repurchase of common stock	(52,204)	—
Net proceeds (payments) from our debt financing	75,492	168,052
Dividends paid on common stock	(117,197)	(109,523)

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

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2020, we had $93,297 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2020 and 2019, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of March 31, 2020, we had $5,151,993 face value of debt, resulting in a debt to total enterprise value ratio of 27.9%. As of March 31, 2020, the ratio of total fixed-rate debt and other instruments to total debt was 78.3% (including $2,333,276 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2020 was 3.1%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2020.

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

The COVID-19 Pandemic has had negative impacts on the cost of debt and equity capital, and may continue to do so or such negative impacts could intensify. Based upon the current availability of our credit facility and our credit rating, we do not expect such capital market dislocations to have a material impact upon our ability to satisfy obligations and maturities or our growth plans during the year. However, there can be no assurance that they would not in the future, if they were to persist for a long period of time or intensify.

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
As of March 31, 2020, we had approximately $5.2 billion in total face value of debt, of which approximately $1.1 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $11.2 million annually.
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

(1)Disclosure Controls and Procedures

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

(2)Changes in internal control over financial reporting

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and results of operations. Except as described below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely affect our financial condition, operating results and cash flows.

The outbreak of COVID-19, which has rapidly spread to a growing number of countries, including the United States and the specific regions in which our stores are located, has created considerable instability and disruption in the U.S. and world economies. Considerable uncertainty still surrounds COVID-19 and its potential effects, as well as the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including “social distancing” and other restrictions on travel, congregation and business operations have already resulted in significant negative economic impacts. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain, but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which our financial condition or operating results will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted.

Our operating results depend, in large part, on revenues derived from the demand for self-storage space. If the outbreak causes further weakness in national, regional and local economies that negatively impacts the demand for self-storage space, our financial condition, operating results and cash flows could be adversely impacted. The spread of COVID-19 could also result in further increases in unemployment, and customers that experience deteriorating financing conditions as a result of the pandemic may be unwilling or unable to pay rent on a timely basis, or at all. Additionally, certain states and cities, including where we own or operate stores, have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “stay-at-home” orders and business shutdowns, which could result in the Company being required to close access at some stores to customers. Certain states have also put into effect state of emergency orders which may restrict our ability to increase rent or evict delinquent tenants. In addition, we typically conduct many aspects of our leasing activity on-site at our stores, as well as offer various ancillary products, including moving and packing supplies, and other services, such as tenant reinsurance. Accordingly, reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns relating to the COVID-19 pandemic could also cause our on-site personnel to avoid reporting for work at our facilities, which could adversely affect our ability to adequately manage our facilities. Such restrictions may reduce demand for self-storage facilities which could negatively impact occupancy and rental rates and therefore our results of operations and cash flows.

Additionally, market fluctuations as a result of the COVID-19 pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments on satisfactory terms, or at all. In addition, moratoriums on construction and macro-economic factors may cause construction contractors to be unable to perform, which may delay the start or completion of certain development projects by us or our joint venture partners. Further, while we carry comprehensive property and casualty insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with the COVID-19 pandemic, given the novelty of the issue and the scale of losses incurred throughout the world, there can be no assurance that we will be able to recover all or any portion of our losses and costs under these policies. The occurrence of any of the foregoing events or any other related matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. However, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, operating results and cash flows. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we and our properties may be subject to similar risks as posed by COVID-19.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, we repurchased 653,597 shares of common stock for approximately $52.2 million under our stock repurchase program approved by our board of directors. See Note 10, Stockholders' Equity, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for additional details.

The following table presents information regarding repurchases by us of common stock during the three months ended March 31, 2020 under the stock repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchase	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - January 31, 2020	-	$-	-	$400,000
February 1 – February 29, 2020	-	$-	-	$400,000
March 1 – March 31, 2020	653,597	$79.85	653,597	$347,796
Total	653,597	$79.85	653,597	$347,796

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
101  The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 8, 2020	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)