Form 10-Q
period 2020-06-30
Extra Space Storage Inc.
filed 2020-08-06
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2020, was 129,069,911.

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
•impacts from the COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases, including reduced demand for self-storage space and ancillary products and services such as tenant reinsurance, and potential decreases in occupancy and rental rates and staffing levels, which could adversely affect our results;
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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate assets, net	$7,673,724	$7,696,864
Real estate assets - operating lease right-of-use assets	261,304	264,643
Investments in unconsolidated real estate entities	344,177	338,054
Cash and cash equivalents	56,397	65,746
Restricted cash	5,354	4,987
Other assets, net	188,938	162,083
Total assets	$8,529,894	$8,532,377
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,300,744	$4,318,973
Exchangeable senior notes, net	573,154	569,513
Revolving lines of credit	207,000	158,000
Operating lease liabilities	271,875	274,783
Cash distributions in unconsolidated real estate ventures	46,100	45,264
Accounts payable and accrued expenses	132,257	111,382
Other liabilities	253,246	132,768
Total liabilities	5,784,376	5,610,683
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 129,069,555 and 129,534,407 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,291	1,295
Additional paid-in capital	2,884,940	2,868,681
Accumulated other comprehensive loss	(119,256)	(28,966)
Accumulated deficit	(391,285)	(301,049)
Total Extra Space Storage Inc. stockholders' equity	2,375,690	2,539,961
Noncontrolling interest represented by Preferred Operating Partnership units, net	172,542	175,948
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	197,286	205,785
Total noncontrolling interests and equity	2,745,518	2,921,694
Total liabilities, noncontrolling interests and equity	$8,529,894	$8,532,377

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Property rental	$279,312	$279,584	$566,015	$550,587
Tenant reinsurance	35,078	31,701	68,691	61,498
Management fees and other income	12,856	12,317	24,992	23,063
Total revenues	327,246	323,602	659,698	635,148
Expenses:
Property operations	89,040	80,870	179,337	159,635
Tenant reinsurance	6,858	6,982	13,536	13,949
General and administrative	25,337	23,351	48,348	46,029
Depreciation and amortization	56,018	54,406	111,293	109,065
Total expenses	177,253	165,609	352,514	328,678
Gain on real estate transactions	—	1,205	—	1,205
Income from operations	149,993	159,198	307,184	307,675
Interest expense	(41,039)	(47,448)	(85,397)	(94,808)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,233)	(1,185)	(2,442)	(2,347)
Interest income	1,669	1,718	3,343	3,106
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	109,390	112,283	222,688	213,626
Equity in earnings and dividend income from unconsolidated real estate entities	5,044	3,121	10,087	5,751
Income tax expense	(3,177)	(2,715)	(5,356)	(4,528)
Net income	111,257	112,689	227,419	214,849
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,139)	(3,128)	(6,250)	(6,291)
Net income allocated to Operating Partnership and other noncontrolling interests	(5,207)	(4,733)	(10,079)	(8,960)
Net income attributable to common stockholders	$102,911	$104,828	$211,090	$199,598
Earnings per common share
Basic	$0.80	$0.82	$1.63	$1.56
Diluted	$0.80	$0.81	$1.63	$1.55
Weighted average number of shares
Basic	128,932,152	127,585,436	129,110,131	127,349,299
Diluted	129,082,468	135,654,761	129,285,675	135,166,456
Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.76

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$111,257	$112,689	$227,419	$214,849
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(5,728)	(41,302)	(94,972)	(65,295)
Total comprehensive income	105,529	71,387	132,447	149,554
Less: comprehensive income attributable to noncontrolling interests	8,034	5,842	11,647	12,082
Comprehensive income attributable to common stockholders	$97,495	$65,545	$120,800	$137,472

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

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity

	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)	$2,921,694
Issuance of common stock upon the exercise of options	—	—	—	77,400	1	943	—	—	944
Issuance of common stock in connection with share based compensation	—	—	—	73,602	1	2,979	—	—	2,980
Restricted stock grants cancelled	—	—	—	(1,767)	—	—	—	—	—
Buyback of common stock, net of offering costs	—	—	—	(653,597)	(7)	—	—	(52,197)	(52,204)
Redemption of Operating Partnership units for stock	—	(330)	—	8,862	—	330	—	—	—
Net income (loss)	3,112	4,877	(6)	—	—	—	—	108,179	116,162
Other comprehensive loss	(563)	(3,807)	—	—	—	—	(84,874)	—	(89,244)
Distributions to Operating Partnership units held by noncontrolling interests	(3,178)	(5,327)	—	—	—	—	—	—	(8,505)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(117,197)	(117,197)
Balances at March 31, 2020	$175,319	$200,832	$360	129,038,907	$1,290	$2,872,933	$(113,840)	$(362,264)	$2,774,630
Issuance of common stock upon the exercise of options	—	—	—	13,610	—	726	—	—	726
Issuance of common stock in connection with share based compensation	—	—	—	60,032	1	4,883	—	—	4,884
Restricted stock grants cancelled	—	—	—	(889)	—	—	—	—	—
Buyback of common stock, net of offering costs	—	—	—	(172,600)	(1)	—	—	(15,614)	(15,615)
Redemption of Operating Partnership units for stock	—	(3,675)	—	100,000	1	3,674	—	—	—
Redemption of Preferred D Units in the Operating Partnership for Stock	(2,724)	—	—	30,495	—	2,724	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	68	—	—	—	—	—	68
Net income (loss)	3,139	5,216	(9)	—	—	—	—	102,911	111,257
Other comprehensive loss	(41)	(271)	—	—	—	—	(5,416)	—	(5,728)
Distributions to Operating Partnership units held by noncontrolling interests	(3,151)	(5,235)	—	—	—	—	—	—	(8,386)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(116,318)	(116,318)
Balances at June 30, 2020	$172,542	$196,867	$419	129,069,555	$1,291	$2,884,940	$(119,256)	$(391,285)	$2,745,518

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$227,419	$214,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,293	109,065
Amortization of deferred financing costs	4,946	6,006
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	2,442	2,347
Non-cash lease expense	430	—
Compensation expense related to stock-based awards	7,864	6,952
Gain on real estate transactions	—	(1,205)
Distributions from unconsolidated real estate ventures in excess of earnings	4,254	3,334
Changes in operating assets and liabilities:
Other assets	(10,185)	1,890
Accounts payable and accrued expenses	19,963	21,632
Other liabilities	23,647	(1,463)
Net cash provided by operating activities	392,073	363,407
Cash flows from investing activities:
Acquisition of real estate assets	(45,246)	(248,808)
Development and redevelopment of real estate assets	(29,991)	(20,891)
Proceeds from sale of real estate assets	—	11,254
Investment in unconsolidated real estate entities	(9,541)	(31,344)
Return of investment in unconsolidated real estate ventures	—	3,982
Issuance of notes receivable	(24,325)	(152,599)
Purchase of equipment and fixtures	(2,765)	(2,023)
Net cash used in investing activities	(111,868)	(440,429)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	98,796
Proceeds from notes payable and revolving lines of credit	594,000	757,000
Principal payments on notes payable and revolving lines of credit	(566,689)	(524,370)
Principal payments on notes payable to trusts	—	(30,928)
Deferred financing costs	(12)	(587)
Net proceeds from exercise of stock options	1,670	2,227
Repurchase of common stock	(67,819)	—
Contributions from noncontrolling interests	68	50
Dividends paid on common stock	(233,515)	(225,095)
Distributions to noncontrolling interests	(16,890)	(17,117)
Net cash provided by (used in) financing activities	(289,187)	59,976
Net decrease in cash, cash equivalents, and restricted cash	(8,982)	(17,046)
Cash, cash equivalents, and restricted cash, beginning of the period	70,733	72,690
Cash, cash equivalents, and restricted cash, end of the period	$61,751	$55,644

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Supplemental schedule of cash flow information
Interest paid	$81,950	$88,455
Income taxes paid	1,792	4,095
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(4,005)	$(8,133)
Common stock and paid-in capital	4,005	8,133
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$6,779	$225,017
Operating lease liabilities	(6,779)	(234,374)
Accounts payable and accrued expenses	—	9,357
Acquisitions of real estate assets
Real estate assets, net	$—	$19,937
Notes payable assumed	—	(17,157)
Investment in unconsolidated real estate ventures	—	(2,780)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$912	$1,368
Accounts payable and accrued expenses	(912)	(1,368)
Contribution of Preferred OP Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$—	$(28,022)
Value of Preferred Operating Partnership units issued	—	28,022
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$(2,724)	$—
Additional paid-in capital	2,724	—
Establishment of finance lease assets and lease liabilities
Real estate assets, net	$8,514	$—
Other liabilities	(8,514)	—
Conversion of Preferred OP Units to Common OP Units
Preferred OP Units	$—	$(4,374)
Common OP Units	—	(4,374)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2020, the Company had direct and indirect equity interests in 1,178 stores. In addition, the Company managed 700 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,878. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$—	$—
Other liabilities - Cash flow hedge swap agreements	$—	$119,658	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2020 or December 31, 2019.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations for all periods presented. As of June 30, 2020, the Company had one parcel of land classified as held for sale which is included in real estate assets, net. The estimated fair values less selling costs for these assets is greater than the carrying values of the assets, and therefore no loss has been recorded.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 approximate fair value. Restricted cash is comprised of escrowed funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, loan collateral, operating reserves, insurance and capital expenditures.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$119,976	$118,524	$116,184	$118,524
Fixed rate notes payable	$3,613,096	$3,454,701	$3,511,151	$3,417,928
Exchangeable senior notes	$620,281	$575,000	$673,831	$575,000

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
4. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series D Redeemable Preferred Units (“Series D Units” and, together with the Series A Units and Series B Units, the “Preferred OP Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three and six months ended June 30, 2020, and 2019, there were no anti-dilutive options.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended June 30, 2020 and 2019 was $92.95 and $105.06, respectively. The average share price for the six months ended June 30, 2020 and 2019 was $98.49 and $100.63, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	5,876,356	—	5,898,029	—
Series A Units (Variable Only)	875,480	—	875,480	—
Series B Units	450,803	398,840	425,446	416,398
Series D Units	1,282,322	1,109,048	1,214,732	1,096,259
	8,484,961	1,507,888	8,413,687	1,512,657

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of June 30, 2020. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $91.16 per share as of June 30, 2020, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
earnings per share computation. For the three and six months ended June 30, 2020 and 2019, 121,283 and 757,811 shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share.

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$102,911	$104,828	$211,090	$199,598
Earnings and dividends allocated to participating securities	(173)	(176)	(336)	(343)
Earnings for basic computations	102,738	104,652	210,754	199,255
Earnings and dividends allocated to participating securities	—	176	—	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	—	6,010	—	11,439
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	(572)	—	(1,144)
Net income for diluted computations	$102,738	$110,266	$210,754	$209,550

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	128,932,152	127,585,436	129,110,131	127,349,299
OP Units	—	6,085,976	—	6,023,822
Series A Units	—	875,480	—	875,480
Unvested restricted stock awards included for treasury stock method	—	218,686	—	—
Shares related to exchangeable senior notes and dilutive stock options	150,316	889,183	175,544	917,855
Average number of common shares outstanding - diluted	129,082,468	135,654,761	129,285,675	135,166,456
Earnings per common share
Basic	$0.80	$0.82	$1.63	$1.56
Diluted	$0.80	$0.81	$1.63	$1.55

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5. STORE ACQUISITIONS

The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2020 and 2019. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

			Consideration Paid					Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Real estate assets
Q2 2020	—		$—	$—	$—	$—	$—	$—
Q1 2020	2		19,399	19,354	—	—	45	19,399
	2		$19,399	$19,354	$—	$—	$45	$19,399

Q2 2019	1		$8,424	$8,424	$—	$—	$—	$8,424
Q1 2019	14	(1)	223,740	202,890	17,157	2,780	913	223,740
	15		$232,164	$211,314	$17,157	$2,780	$913	$232,164

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

During the six months ended June 30, 2020, the Company contributed a total of $9,541 to its joint ventures for the purchase of one operating store and three stores acquired at the issuance of certificate of occupancy.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	June 30,	December 31,
				2020	2019
PR EXR Self Storage, LLC	5	25%	40%	$58,921	$59,391
WICNN JV LLC	10	10%	25%	36,291	36,552
VRS Self Storage, LLC	16	45%	54%	17,103	17,639
ESS-NYFL JV LP	11	16%	24%	12,470	13,320
GFN JV, LLC	7	10%	30%	18,563	12,168
PRISA Self Storage LLC	85	4%	4%	8,925	9,133
Alan Jathoo JV LLC	9	10%	10%	7,870	7,977
Storage Portfolio III JV LLC	5	10%	30%	5,799	3,995
ESS Bristol Investments LLC	8	10%	28%	2,855	3,046
Extra Space Northern Properties Six LLC	10	10%	35%	(2,314)	(2,091)
Storage Portfolio II JV LLC	36	10%	30%	(5,089)	(4,827)
Storage Portfolio I LLC	24	34%	49%	(38,698)	(38,345)
Other minority owned stores	19	10-50%	19-50%	25,381	24,832
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	245			$298,077	$292,790
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
7. VARIABLE INTERESTS

The Operating Partnership had three wholly-owned unconsolidated subsidiaries (“Trust,” “Trust II” and “Trust III,” together, the “Trusts”) that had issued trust preferred securities to third parties and common securities to the Operating Partnership during 2005. The proceeds from the sale of the preferred and common securities were loaned in the form of notes to the Operating Partnership. The Trusts were variable interest entities ("VIEs") because the holders of the equity investment at risk (the trust preferred securities) did not have the power to direct the activities of the entities that most significantly affect the entities’ economic performance because of their lack of voting or similar rights. Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment was not considered an equity investment at risk. The Operating Partnership’s investment in the Trusts was not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership cannot be the primary beneficiary of the Trusts. Since the Company was not the primary beneficiary of the Trusts, they were not consolidated. A debt obligation was recorded in the form of notes for the proceeds as discussed above, which were owed to the Trusts. The Company had also included its investment in the Trusts’ common securities in other assets on the condensed consolidated balance sheets.

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

The Company had no consolidated VIEs during the three and six months ended June 30, 2020.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $35,790 will be reclassified and increase interest expense.

The Company held 25 derivative financial instruments which had a total combined notional amount of $2,391,806 as of June 30, 2020.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:	Fair Value
Other assets	$—	$6,214
Other liabilities	$119,658	$31,400

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended June 30,
Type	2020	2019		2020	2019
Swap Agreements	$(13,350)	$(36,294)	Interest expense	$(7,639)	$4,338

	Gain (loss) recognized in OCI For the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Six Months Ended June 30,
Type	2020	2019		2020	2019
Swap Agreements	$(103,060)	$(55,870)	Interest expense	$(8,202)	$8,799

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

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $123,251. As of June 30, 2020, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2020, it could have been required to cash settle its obligations under the agreements at their termination value of $123,251, including accrued interest.
9. EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs are being amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. The 2015 Notes are general unsecured senior obligations of the Operating Partnership and are fully guaranteed by the Company. Interest is payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bear interest at 3.125% per annum and contain an exchange settlement feature, which provides that the 2015 Notes may, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of June 30, 2020 was approximately 10.97 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

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

Additionally, the 2015 Notes can be exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company is greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The price of the Company’s common stock did not exceed 130% of the exchange price for the required time period for the 2015 Notes during the quarter ended June 30, 2020.

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

Information about the Company’s 2015 Notes, including the total carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount was as follows for the periods indicated:

	June 30, 2020	December 31, 2019
Carrying amount of equity component	$22,597	$22,597
Principal amount of liability component	$575,000	$575,000
Unamortized discount - equity component	(1,233)	(3,675)
Unamortized debt issuance costs	(613)	(1,812)
Net carrying amount of liability component	$573,154	$569,513

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest	$4,492	$4,492	$8,984	$8,984
Amortization of discount	1,233	1,185	2,442	2,347
Total interest expense recognized	$5,725	$5,677	$11,426	$11,331

10. STOCKHOLDERS’ EQUITY

On May 15, 2019, the Company filed its $500,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with nine sales agents.

During the six months ended June 30, 2020, the Company sold no shares of common stock under its "at the market" equity program and had $298,621 available for issuance under the equity distribution agreements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
On November 8, 2017, the Company's board of directors authorized a three-year share repurchase program to allow for the repurchase of shares with an aggregate value up to $400,000. During the six months ended June 30, 2020, the Company repurchased 826,197 shares at an average price of $82.09 per share, paying a total of $67,819. As of June 30, 2020, the Company had remaining authorization to repurchase shares with an aggregate value up to $332,181.
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

At June 30, 2020 and December 31, 2019, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of June 30, 2020 and December 31, 2019, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below.

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

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $18,524 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2019 and June 30, 2020. See footnote 12 for further discussion of noncontrolling interests.

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
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $117,362, which represents 4,694,485 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During the six months ended June 30, 2020, 108,960 Series D Units were redeemed for 30,495 shares of the Company's common stock.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
12. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.9% ownership interest in the Operating Partnership as of June 30, 2020. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.1% are held by certain former owners of assets acquired by the Operating Partnership. As of June 30, 2020 and December 31, 2019, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $18,524 because the borrowers under the loan receivable are also holders of OP Units (Note 11). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of June 30, 2020, the ten-day average closing price of the Company's common stock was $92.75 and there were 5,815,916 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2020 and the Company elected to pay the OP Unit holders cash, the Company would have paid $539,426 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2020	2019
OP Units redeemed for common stock	108,862	210,501
OP Units issued upon redemption of Series C Units	—	270,709

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of June 30, 2020. One joint venture owns four operating stores, and the other joint venture owns two operating stores.
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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Self-Storage Operations	$279,312	$279,584	$566,015	$550,587
Tenant Reinsurance	35,078	31,701	68,691	61,498
Total segment revenues	$314,390	$311,285	$634,706	$612,085

Operating expenses:
Self-Storage Operations	$89,040	$80,870	$179,337	$159,635
Tenant Reinsurance	6,858	6,982	13,536	13,949
Total segment operating expenses	$95,898	$87,852	$192,873	$173,584

Net operating income:
Self-Storage Operations	$190,272	$198,714	$386,678	$390,952
Tenant Reinsurance	28,220	24,719	55,155	47,549
Total segment net operating income:	$218,492	$223,433	$441,833	$438,501

Other components of net income (loss):
Management fees and other income	$12,856	$12,317	$24,992	$23,063
General and administrative expense	(25,337)	(23,351)	(48,348)	(46,029)
Depreciation and amortization expense	(56,018)	(54,406)	(111,293)	(109,065)
Gain on real estate transactions	—	1,205	—	1,205
Interest expense	(41,039)	(47,448)	(85,397)	(94,808)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,233)	(1,185)	(2,442)	(2,347)
Interest income	1,669	1,718	3,343	3,106
Equity in earnings and dividend income from unconsolidated real estate entities	5,044	3,121	10,087	5,751
Income tax expense	(3,177)	(2,715)	(5,356)	(4,528)
Net income	$111,257	$112,689	$227,419	$214,849

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
14. COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of June 30, 2020, the Company was under agreement to acquire ten stores at a total purchase price of $105,250. Nine stores are scheduled to close in 2020 and the remaining store is expected to close in 2021. Additionally, the Company is under agreement to acquire three stores with joint venture partners, for a total investment of $11,393. Two of these stores are scheduled to close in 2020 and the remaining store is expected to close in 2021.

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
15.  SUBSEQUENT EVENTS

In July 2020, the Company purchased a senior mezzanine note receivable with a principal amount of $103,000. The note receivable bears interest at 5.5%, and matures in December 2023. The Company paid cash of $101,000 for the loan receivable.

Subsequent to June 30, 2020, the Company purchased one store located in Texas for a total purchase price of $10,500. This acquisition is included in the amounts shown in the commitments and contingencies footnote.

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

CURRENT MATERIAL DEVELOPMENT – THE COVID-19 PANDEMIC

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking increasingly dramatic action in an effort to slow the spread of COVID-19. Federal, state and local jurisdictions have issued varying forms of states of emergency orders. We are working to comply within the framework of local, county, state and federal laws as they evolve. In that regard, we have implemented a wide range of practices to protect and support our employees and customers. Such measures include instituting “work from home” measures at our corporate offices and call center, instituting a contactless rental process that allows our on-site employees to continue to rent storage units without physical interaction, and providing personal protective equipment to on-site employees providing essential functions so that hygiene and “social distancing” standards can be effectively managed and applied. We have transitioned many of our interactions between customers and leasing and support staff to on-line and telephonic communications. Due to the COVID-19 pandemic, our customers may be impacted, including through unemployment, which may impact their ability to pay rent or renew their leases.

Our business has been impacted by COVID-19 in several ways, including reductions in new rentals and vacates due to stay-at-home orders and other restrictions, lower achieved rental rates from new customers, fewer existing customer rent increases, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. We have continued operations at all of our properties and have installed plexiglass partitions in all of our offices, and have also implemented no-contact rental processes. We also experienced limited rental office closures for temporary staffing adjustments or to satisfy local government orders.

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

PROPERTIES

As of June 30, 2020, we owned or had ownership interests in 1,178 operating stores. Of these stores, 927 are wholly-owned, six are in consolidated joint ventures, and 245 are in unconsolidated joint ventures. In addition, we managed an additional 700 stores for third parties bringing the total number of stores which we own and/or manage to 1,878. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of June 30, 2020, approximately 1,095,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2020, the average length of stay was approximately 15.5 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $15.97 for the three months ended June 30, 2020, compared to $16.27 for the three months ended June 30, 2019. Average annual rent per square foot for new leases was $13.11 for the three months ended June 30, 2020, compared to $15.70 for the three months ended June 30, 2019. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.1% and 3.8%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	June 30, 2020
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,478	1	75,811	15	1,057,032	24	1,690,321
Arizona	23	1,623,306	7	468,027	18	1,474,777	48	3,566,110
California	166	12,710,988	41	3,009,314	68	6,385,924	275	22,106,226
Colorado	17	1,154,356	2	186,258	23	1,739,419	42	3,080,033
Connecticut	7	531,445	7	629,955	5	356,969	19	1,518,369
Delaware	—	—	1	76,645	2	137,618	3	214,263
Florida	91	6,984,896	32	2,659,491	97	7,499,948	220	17,144,335
Georgia	63	4,870,029	6	511,067	23	1,725,793	92	7,106,889
Hawaii	13	848,098	—	—	4	211,634	17	1,059,732
Idaho	—	—	—	—	7	712,786	7	712,786
Illinois	37	2,809,563	7	568,672	27	1,990,521	71	5,368,756
Indiana	15	950,671	1	58,166	14	803,501	30	1,812,338
Kansas	1	83,011	2	108,860	3	223,250	6	415,121
Kentucky	11	930,058	1	51,118	4	339,723	16	1,320,899
Louisiana	2	142,525	—	—	5	470,590	7	613,115
Maryland	31	2,591,242	8	618,458	30	2,201,633	69	5,411,333
Massachusetts	46	2,973,595	10	641,219	7	543,304	63	4,158,118
Michigan	7	563,417	4	313,376	3	248,329	14	1,125,122
Minnesota	5	382,697	2	150,661	10	752,792	17	1,286,150
Mississippi	3	219,822	—	—	3	205,750	6	425,572
Missouri	5	332,765	2	119,275	8	539,626	15	991,666
Nebraska	—	—	—	—	3	307,333	3	307,333
Nevada	14	1,039,969	4	473,641	5	533,545	23	2,047,155
New Hampshire	2	135,835	2	84,165	1	61,490	5	281,490
New Jersey	60	4,741,837	17	1,247,203	14	1,099,204	91	7,088,244
New Mexico	11	721,690	6	350,960	12	893,160	29	1,965,810
New York	27	1,969,524	18	1,514,281	20	1,188,871	65	4,672,676
North Carolina	19	1,409,644	5	373,784	18	1,355,295	42	3,138,723
Ohio	17	1,315,091	5	325,963	6	493,967	28	2,135,021
Oklahoma	—	—	—	—	21	1,733,798	21	1,733,798
Oregon	6	400,153	4	281,674	13	971,654	23	1,653,481
Pennsylvania	18	1,351,315	7	513,058	25	1,847,853	50	3,712,226
Rhode Island	2	134,616	—	—	2	166,511	4	301,127
South Carolina	24	1,843,740	7	497,708	17	1,349,535	48	3,690,983
Tennessee	17	1,445,166	12	803,176	17	1,227,376	46	3,475,718
Texas	100	8,603,489	10	708,200	83	6,751,845	193	16,063,534
Utah	10	710,357	—	—	20	1,615,741	30	2,326,098
Virginia	46	3,689,066	7	566,703	18	1,365,607	71	5,621,376
Washington	8	590,030	1	57,390	11	846,098	20	1,493,518
Washington, DC	1	100,039	1	103,766	5	483,028	7	686,833
Wisconsin	—	—	5	520,845	5	428,480	10	949,325
Puerto Rico	—	—	—	—	8	917,129	8	917,129
Totals	933	71,461,523	245	18,668,890	700	55,258,439	1,878	145,388,852

(1) Includes six consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2020 and 2019

Overview
Results for the three and six months ended June 30, 2020 included the operations of 1,178 stores (927 wholly-owned, six in consolidated joint ventures, and 245 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2019, which included the operations of 1,157 stores (914 wholly-owned, four in consolidated joint ventures, and 239 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues:
Property rental	$279,312	$279,584	$(272)	(0.1)%	$566,015	$550,587	$15,428	2.8%
Tenant reinsurance	35,078	31,701	3,377	10.7%	68,691	61,498	7,193	11.7%
Management fees and other income	12,856	12,317	539	4.4%	24,992	23,063	1,929	8.4%
Total revenues	$327,246	$323,602	$3,644	1.1%	$659,698	$635,148	$24,550	3.9%

Property Rental—The decrease in property rental revenues for the three months ended June 30, 2020 was primarily the result of an increase of $7,496 attributable to store acquisitions completed in 2020 and 2019 which was offset by a decrease of $8,420 related to decreases in rental rates and other fee income at our stabilized stores. We acquired two wholly-owned stores and added one leased property during the six months ended June 30, 2020. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019. The increase in property rental revenues for the six months ended June 30, 2020 was due to increases of $17,150 attributable to store acquisitions completed in 2020 and 2019 and $1,892 attributable to revenue increases at our lease-up stores. These increases were offset by a decrease of $3,386 related to decreases in rental rates and other fee income at our stabilized stores.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 1,878 stores at June 30, 2020 compared to 1,752 stores at June 30, 2019.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and six months ended June 30, 2020 was primarily due to an increase in the number of stores managed. As of June 30, 2020, we managed 951 stores for joint ventures and third parties, compared to 838 stores as of June 30, 2019.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Expenses:
Property operations	$89,040	$80,870	$8,170	10.1%	$179,337	$159,635	$19,702	12.3%
Tenant reinsurance	6,858	6,982	(124)	(1.8)%	13,536	13,949	(413)	(3.0)%
General and administrative	25,337	23,351	1,986	8.5%	48,348	46,029	2,319	5.0%
Depreciation and amortization	56,018	54,406	1,612	3.0%	111,293	109,065	2,228	2.0%
Total expenses	$177,253	$165,609	$11,644	7.0%	$352,514	$328,678	$23,836	7.3%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2020 was due primarily to increases of $6,817 and $15,793, respectively, attributable to store acquisitions completed in 2020 and 2019. We acquired two wholly-owned stores and added one leased store during the six months ended June 30, 2020. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019. Additional increases of $1,210 and $3,584 for the three and six months ended June 30, 2020, respectively were related to an increase in expenses from property taxes, payroll and benefits, and marketing at our stabilized stores.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The decrease in tenant reinsurance expense for the three and six months ended June 30, 2020 was due primarily to a reduction in the number of claims as well as a decrease in the overall average payout on individual claims when compared to the three and six months ended June 30, 2019.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. During the three months ended June 30, 2020, we recorded an additional $1,823 in compensation expense as a result of modifications to the terms of the stock-based awards related to the retirement of an executive in June 2020. We did not observe any other material trends in specific payroll, travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired two stores during the six months ended June 30, 2020. We acquired 21 stores during the year ended December 31, 2019.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(41,039)	$(47,448)	$6,409	(13.5)%	(85,397)	(94,808)	9,411	(9.9)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,233)	(1,185)	(48)	4.1%	(2,442)	(2,347)	(95)	4.0%
Interest income	1,669	1,718	(49)	(2.9)%	3,343	3,106	237	7.6%
Equity in earnings and dividend income from unconsolidated real estate entities	5,044	3,121	1,923	61.6%	10,087	5,751	4,336	75.4%
Income tax expense	(3,177)	(2,715)	(462)	17.0%	(5,356)	(4,528)	(828)	18.3%
	$(38,736)	$(45,304)	$6,568	(14.5)%	$(79,765)	$(91,621)	$11,856	(12.9)%

Interest Expense—The decrease in interest expense during the three and six months ended June 30, 2020 was primarily the result of a lower average variable interest rates compared to the same period in the prior year. The average variable interest rate for the three months ended June 30, 2020 was 1.7%, compared to an average variable interest rate of 3.7% for the three months ended June 30, 2019.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2015 Notes had an effective interest rate of 4.0% relative to the carrying amount of the liability.

Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions, interest earned on bridge loans and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the six months ended June 30, 2020 was primarily the result of higher average balances for bridge loans receivable. During the six months ended June 30, 2020, issued $26,050 principal in new bridge loans. The decrease for the three months ended June 30, 2020 was primarily the result of lower interest rates on these variable-rate bridge loans.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. Dividend income represents dividends from our investment in preferred stock of SmartStop, which was purchased in October 2019. The increase for the three and six months ended June 30, 2020 related primarily to the dividend income related to the SmartStop preferred stock.

Income Tax Expense—For the three and six months ended June 30, 2020, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$102,911	$104,828	$211,090	$199,598

Adjustments:
Real estate depreciation	53,367	51,144	106,293	101,917
Amortization of intangibles	538	1,809	1,155	4,097
Gain on real estate transactions	—	(1,205)	—	(1,205)
Unconsolidated joint venture real estate depreciation and amortization	2,224	1,912	4,388	3,784
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,144)	(1,144)
Income allocated to Operating Partnership noncontrolling interests	8,346	7,861	16,329	15,251
Funds from operations attributable to common stockholders and unit holders	$166,814	$165,777	$338,111	$322,298

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2020	2019	Change	2020	2019	Change
Same-store rental revenues	$262,690	$271,178	(3.1)%	$532,752	$536,083	(0.6)%
Same-store operating expenses	77,162	76,633	0.7%	155,565	152,132	2.3%
Same-store net operating income	$185,528	$194,545	(4.6)%	$377,187	$383,951	(1.8)%
Same-store square foot occupancy as of quarter end	94.5%	93.5%		94.5%	93.5%
Properties included in same-store	863	863		863	863

Same-store revenues for the three and six months ended June 30, 2020 decreased due to lower net rental rates for customers, lower late fees collected and higher bad debt expense related to non-paying tenants. Same-store expenses were higher for the three months ended June 30, 2020 primarily due to increases in payroll and property taxes. Same-store expenses were higher for the six months ended June 30, 2020 primarily due to increases in payroll, marketing expenses and property taxes. Expenses in both periods were partially offset by reduced utilities and auction fees.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$111,257	$112,689	$227,419	$214,849
Adjusted to exclude:
Gain on real estate transactions	—	(1,205)	—	(1,205)
Equity in earnings of unconsolidated joint ventures	(5,044)	(3,121)	(10,087)	(5,751)
Interest expense	42,272	48,633	87,839	97,155
Depreciation and amortization	56,018	54,406	111,293	109,065
Income tax expense	3,177	2,715	5,356	4,528
General and administrative	25,337	23,351	48,348	46,029
Management fees, other income and interest income	(14,525)	(14,035)	(28,335)	(26,169)
Net tenant insurance	(28,220)	(24,719)	(55,155)	(47,549)
Non-same store rental revenue	(16,622)	(8,406)	(33,263)	(14,504)
Non-same store operating expense	11,878	4,237	23,772	7,503
Total Same-store net operating income	$185,528	$194,545	$377,187	$383,951

Same-store rental revenues	$262,690	$271,178	$532,752	$536,083
Same-store operating expenses	77,162	76,633	155,565	152,132
Same-store net operating income	$185,528	$194,545	$377,187	$383,951

CASH FLOWS

Cash flows from operating activities increased as a result of our continued revenue growth. This growth was due to an increase in the number of stores we own and operate. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$392,073	$363,407
Net cash used in investing activities	(111,868)	(440,429)
Net cash provided by (used in) financing activities	(289,187)	59,976

Significant components of net cash flow included:
Net income	$227,419	$214,849
Acquisition and development of real estate assets	(75,237)	(269,699)
Issuance of notes receivable	(24,325)	(152,599)
Repurchase of common stock	(67,819)	—
Proceeds from the sale of common stock, net of offering costs	—	98,796
Net proceeds from debt financing	27,311	201,702

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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2020, we had $56,397 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2020 and 2019, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of June 30, 2020, we had $5,103,812 face value of debt, resulting in a debt to total enterprise value ratio of 30.0%. As of June 30, 2020, the ratio of total fixed-rate debt and other instruments to total debt was 79.0% (including $2,328,715 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2020 was 3.0%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2020.

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

The COVID-19 pandemic has had negative impacts on capital markets and may continue to do so or such negative impacts could intensify. Based upon the current availability of our credit facility and our credit rating, we do not expect such capital market dislocations to have a material impact upon our ability to satisfy obligations and maturities or our growth plans during the year. However, there can be no assurance of the impact on our future plans if these negative trends were to persist for a long period of time or intensify.

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
As of June 30, 2020, we had approximately $5.1 billion in total face value of debt, of which approximately $1.1 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $10.7 million annually.
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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019 other than previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The risks described in our Annual Report on Form 10-K and prior Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely affect our financial condition, operating results and cash flows.

The outbreak of COVID-19, which has rapidly spread to a growing number of countries, including the United States and the specific regions in which our stores are located, has created considerable instability and disruption in the U.S. and world economies. Considerable uncertainty still surrounds COVID-19 and its potential effects, as well as the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including “social distancing” and other restrictions on travel, congregation and business operations have already resulted in significant negative economic impacts. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain, but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. Our business has been impacted by COVID-19 in several ways, including reductions in new rentals and vacates due to stay-at-home orders and other restrictions, lower achieved rental rates from new customers, fewer existing customer rent increases, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. The extent to which our financial condition or reoperating results will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted.

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

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. Accordingly, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, operating results and cash flows. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we and our properties may be subject to similar risks as posed by COVID-19.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, we repurchased 172,600 shares of common stock for approximately $15.6 million under our stock repurchase program approved by our board of directors. See Note 10, Stockholders' Equity, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for additional details.

The following table presents information regarding repurchases by us of common stock during the three months ended June 30, 2020 under the stock repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchase	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - April 30, 2020	-	$-	-	$347,796
May 1 – May 31, 2020	-	$-	-	$347,796
June 1 – June 30, 2020	172,600	$90.47	172,600	$332,181
Total	172,600	$90.47	172,600	$332,181

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
101  The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 6, 2020	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)