Form 10-Q
period 2020-09-30
Extra Space Storage Inc.
filed 2020-11-06
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 30, 2020, was 129,235,329.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate assets, net	$7,755,947	$7,696,864
Real estate assets - operating lease right-of-use assets	256,154	264,643
Investments in unconsolidated real estate entities	347,786	338,054
Cash and cash equivalents	74,803	65,746
Restricted cash	5,771	4,987
Other assets, net	320,643	162,083
Total assets	$8,761,104	$8,532,377
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,611,222	$4,318,973
Exchangeable senior notes, net	575,000	569,513
Revolving lines of credit	94,000	158,000
Operating lease liabilities	267,093	274,783
Cash distributions in unconsolidated real estate ventures	46,527	45,264
Accounts payable and accrued expenses	153,838	111,382
Other liabilities	245,602	132,768
Total liabilities	5,993,282	5,610,683
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 129,094,900 and 129,534,407 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,291	1,295
Additional paid-in capital	2,889,592	2,868,681
Accumulated other comprehensive loss	(108,708)	(28,966)
Accumulated deficit	(392,891)	(301,049)
Total Extra Space Storage Inc. stockholders' equity	2,389,284	2,539,961
Noncontrolling interest represented by Preferred Operating Partnership units, net	171,738	175,948
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	206,800	205,785
Total noncontrolling interests and equity	2,767,822	2,921,694
Total liabilities, noncontrolling interests and equity	$8,761,104	$8,532,377

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Property rental	$290,423	$290,917	$856,438	$841,504
Tenant reinsurance	39,294	33,588	107,985	95,086
Management fees and other income	13,307	13,000	38,299	36,063
Total revenues	343,024	337,505	1,002,722	972,653
Expenses:
Property operations	92,322	88,653	271,659	248,288
Tenant reinsurance	7,189	7,644	20,725	21,593
General and administrative	23,894	22,519	72,242	68,548
Depreciation and amortization	56,412	56,051	167,705	165,116
Total expenses	179,817	174,867	532,331	503,545
Gain on real estate transactions	—	—	—	1,205
Income from operations	163,207	162,638	470,391	470,313
Interest expense	(42,213)	(46,908)	(127,610)	(141,716)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,233)	(1,186)	(3,675)	(3,533)
Interest income	3,145	2,799	6,488	5,905
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	122,906	117,343	345,594	330,969
Equity in earnings and dividend income from unconsolidated real estate entities	5,605	2,704	15,692	8,455
Income tax expense	(4,657)	(4,052)	(10,013)	(8,580)
Net income	123,854	115,995	351,273	330,844
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,248)	(3,088)	(9,498)	(9,379)
Net income allocated to Operating Partnership and other noncontrolling interests	(5,973)	(4,820)	(16,052)	(13,780)
Net income attributable to common stockholders	$114,633	$108,087	$325,723	$307,685
Earnings per common share
Basic	$0.89	$0.84	$2.52	$2.40
Diluted	$0.88	$0.83	$2.50	$2.37
Weighted average number of shares
Basic	128,862,341	128,776,549	129,044,954	127,830,272
Diluted	129,871,096	137,318,475	130,066,121	136,164,299
Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.66

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$123,854	$115,995	$351,273	$330,844
Other comprehensive income (loss):
Change in fair value of interest rate swaps	11,181	(16,762)	(83,791)	(82,057)
Total comprehensive income	135,035	99,233	267,482	248,787
Less: comprehensive income attributable to noncontrolling interests	9,854	7,109	21,501	19,191
Comprehensive income attributable to common stockholders	$125,181	$92,124	$245,981	$229,596

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

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)	$2,921,694
Issuance of common stock upon the exercise of options	—	—	—	77,400	1	943	—	—	944
Issuance of common stock in connection with share based compensation	—	—	—	73,602	1	2,979	—	—	2,980
Restricted stock grants cancelled	—	—	—	(1,767)	—	—	—	—	—
Buyback of common stock, net of offering costs	—	—	—	(653,597)	(7)	—	—	(52,197)	(52,204)
Redemption of Operating Partnership units for stock	—	(330)	—	8,862	—	330	—	—	—
Net income (loss)	3,112	4,877	(6)	—	—	—	—	108,179	116,162
Other comprehensive loss	(563)	(3,807)	—	—	—	—	(84,874)	—	(89,244)
Distributions to Operating Partnership units held by noncontrolling interests	(3,178)	(5,327)	—	—	—	—	—	—	(8,505)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(117,197)	(117,197)
Balances at March 31, 2020	$175,319	$200,832	$360	129,038,907	$1,290	$2,872,933	$(113,840)	$(362,264)	$2,774,630
Issuance of common stock upon the exercise of options	—	—	—	13,610	—	726	—	—	726
Issuance of common stock in connection with share based compensation	—	—	—	60,032	1	4,883	—	—	4,884
Restricted stock grants cancelled	—	—	—	(889)	—	—	—	—	—
Buyback of common stock, net of offering costs	—	—	—	(172,600)	(1)	—	—	(15,614)	(15,615)
Redemption of Operating Partnership units for stock	—	(3,675)	—	100,000	1	3,674	—	—	—
Redemption of Preferred D Units in the Operating Partnership for Stock	(2,724)	—	—	30,495	—	2,724	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	68	—	—	—	—	—	68
Net income (loss)	3,138	5,216	(9)	—	—	—	—	102,911	111,256
Other comprehensive loss	(40)	(271)	—	—	—	—	(5,416)	—	(5,727)
Distributions to Operating Partnership units held by noncontrolling interests	(3,151)	(5,235)	—	—	—	—	—	—	(8,386)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(116,318)	(116,318)
Balances at June 30, 2020	$172,542	$196,867	$419	129,069,555	$1,291	$2,884,940	$(119,256)	$(391,285)	$2,745,518

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at June 30, 2020	$172,542	$196,867	$419	129,069,555	$1,291	$2,884,940	$(119,256)	$(391,285)	$2,745,518
Issuance of common stock upon the exercise of options	—	—	—	18,605	—	1,200	—	—	1,200
Issuance of common stock in connection with share based compensation	—	—	—	8,289	—	3,452	—	—	3,452
Restricted stock grants cancelled	—	—	—	(949)	—	—	—	—	—
Buyback of common stock, net of offering costs	—	—	—	(600)	—	—	—	(54)	(54)
Repayment of receivable with Preferred operating units pledged as collateral on loan	—	8,226	—	—	—	—	—	—	8,226
Redemption of Preferred B Units in the Operating Partnership for cash	(1,000)	—	—	—	—	—	—	—	(1,000)
Net income (loss)	3,248	5,986	(13)	—	—	—	—	114,633	123,854
Other comprehensive loss	83	550	—	—	—	—	10,548	—	11,181
Distributions to Operating Partnership units held by noncontrolling interests	(3,135)	(5,235)	—	—	—	—	—	—	(8,370)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(116,185)	(116,185)
Balances at September 30, 2020	$171,738	$206,394	$406	129,094,900	$1,291	$2,889,592	$(108,708)	$(392,891)	$2,767,822

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$351,273	$330,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,705	165,116
Amortization of deferred financing costs	7,356	8,912
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	3,675	3,533
Non-cash lease expense	799	—
Compensation expense related to stock-based awards	11,316	9,987
Gain on real estate transactions	—	(1,205)
Distributions from unconsolidated real estate ventures in excess of earnings	5,097	4,752
Changes in operating assets and liabilities:
Other assets	(17,977)	(11,153)
Accounts payable and accrued expenses	41,780	29,310
Other liabilities	12,243	4,370
Net cash provided by operating activities	583,267	544,466
Cash flows from investing activities:
Acquisition of real estate assets	(151,244)	(287,114)
Development and redevelopment of real estate assets	(46,112)	(34,413)
Proceeds from sale of real estate assets	234	11,254
Investment in unconsolidated real estate entities	(13,937)	(33,661)
Return of investment in unconsolidated real estate ventures	371	3,982
Issuance and purchase of notes receivable	(149,750)	(162,677)
Principal payments received from notes receivable	—	151,211
Purchase of equipment and fixtures	(3,407)	(4,959)
Net cash used in investing activities	(363,845)	(356,377)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	198,852
Proceeds from notes payable and revolving lines of credit	1,419,000	1,508,000
Principal payments on notes payable and revolving lines of credit	(1,192,750)	(1,503,686)
Principal payments on notes payable to trusts	—	(30,928)
Deferred financing costs	(3,161)	(2,008)
Net proceeds from exercise of stock options	2,870	2,830
Repurchase of common stock	(67,873)	—
Redemption of Operating Partnership units held by noncontrolling interests	(1,000)	—
Proceeds from principal payments on note receivable collateralized by Preferred OP Units	8,226	—
Contributions from noncontrolling interests	68	146
Dividends paid on common stock	(349,700)	(341,535)
Distributions to noncontrolling interests	(25,261)	(25,735)
Net cash used in financing activities	(209,581)	(194,064)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,841	(5,975)
Cash, cash equivalents, and restricted cash, beginning of the period	70,733	72,690
Cash, cash equivalents, and restricted cash, end of the period	$80,574	$66,715

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Supplemental schedule of cash flow information
Interest paid	$119,977	$136,563
Income taxes paid	5,181	6,197
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(4,005)	$(9,258)
Common stock and paid-in capital	4,005	9,258
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$6,799	$277,430
Operating lease liabilities	(6,799)	(286,787)
Accounts payable and accrued expenses	—	9,357
Acquisitions of real estate assets
Real estate assets, net	$(13,833)	$19,937
Notes payable assumed	—	(17,157)
Investment in unconsolidated real estate ventures	—	(2,780)
Finance lease liability	13,833	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$676	$1,292
Accounts payable and accrued expenses	(676)	(1,292)
Contribution of Preferred OP Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$—	$(28,022)
Value of Preferred Operating Partnership units issued	—	28,022
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$(2,724)	$—
Additional paid-in capital	2,724	—
Establishment of finance lease assets and lease liabilities
Real estate assets, net	$8,605	$—
Other liabilities	(8,605)	—
Conversion of Preferred OP Units to Common OP Units
Preferred OP Units	$—	$(4,374)
Common OP Units	—	(4,374)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2020, the Company had direct and indirect equity interests in 1,188 stores. In addition, the Company managed 718 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,906. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

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

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." ASU 2020-06 simplifies the accounting for convertible instruments and contracts in an entity's own equity, and amended related earnings per share guidance. The guidance in ASU 2020-06 becomes effective for fiscal years beginning after December 15, 2021. Early adoption is permitted no earlier than the fiscal years beginning after December 15, 2020. The guidance may be adopted on a modified or fully retrospective basis. The Company is currently assessing the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$—	$—
Other liabilities - Cash flow hedge swap agreements	$—	$108,503	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2020 or December 31, 2019.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of September 30, 2020, the Company had 16 operating stores classified as held for sale which are included in real estate assets, net. Subsequent to the end of the quarter, an additional 14 operating stores were classified as held for sale. The estimated fair values less selling costs for these assets is greater than the carrying values of the assets, and therefore no loss has been recorded. The sales of these 30 stores are expected to close between late 2020 and early 2021.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States relating to earnest money deposits on potential acquisitions, real estate taxes, loan collateral, operating reserves, insurance and capital expenditures.

The fair values of the Company’s notes receivable from Preferred and Common Operating Partnership unit holders and other fixed rate notes receivable were based on the discounted estimated future cash flows of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$110,782	$110,297	$116,184	$118,524
Fixed rate notes receivable	$111,957	$101,940	$—	$—
Fixed rate notes payable	$3,717,916	$3,545,610	$3,511,151	$3,417,928
Exchangeable senior notes	$675,625	$575,000	$673,831	$575,000

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three and nine months ended September 30, 2020, and 2019, there were no anti-dilutive options.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2020 and 2019 was $103.36 and $115.63, respectively. The average share price for the nine months ended September 30, 2020 and 2019 was $100.14 and $105.74, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	5,815,916	—	5,870,459	—
Series A Units (Variable Only)	875,480	—	875,480	—
Series B Units	400,668	362,382	416,796	396,276
Series D Units	1,135,469	1,038,538	1,187,083	1,074,417
	8,227,533	1,400,920	8,349,818	1,470,693

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of September 30, 2020. The 2015 Notes could potentially have a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes are exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The exchange price of the 2015 Notes was $90.91 per share as of September 30, 2020, and could change over time as described in the indenture. The Company has irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company has retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
earnings per share computation. For the three and nine months ended September 30, 2020 and 2019, 761,975 and 1,274,675 shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share.

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$114,633	$108,087	$325,723	$307,685
Earnings and dividends allocated to participating securities	(177)	(165)	(513)	(508)
Earnings for basic computations	114,456	107,922	325,210	307,177
Earnings and dividends allocated to participating securities	177	165	513	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	—	6,100	—	17,539
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	(572)	—	(1,716)
Net income for diluted computations	$114,633	$113,615	$325,723	$323,000

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	128,862,341	128,776,549	129,044,954	127,830,272
OP Units	—	6,050,028	—	6,032,656
Series A Units	—	875,480	—	875,480
Unvested restricted stock awards included for treasury stock method	214,909	209,963	212,311	—
Shares related to exchangeable senior notes and dilutive stock options	793,846	1,406,455	808,856	1,425,891
Average number of common shares outstanding - diluted	129,871,096	137,318,475	130,066,121	136,164,299
Earnings per common share
Basic	$0.89	$0.84	$2.52	$2.40
Diluted	$0.88	$0.83	$2.50	$2.37

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    STORE ACQUISITIONS

The following table shows the Company’s acquisitions of stores for the three and nine months ended September 30, 2020 and 2019. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

		Consideration Paid						Total
Quarter	Number of Stores	Total	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Real estate assets
Q3 2020 (1)	8	$101,731	$86,996	$—	$13,833	$—	$902	$101,731
Q2 2020	—	—	—	—	—	—	—	—
Q1 2020	2	19,399	19,354	—	—	—	45	19,399
	10	$121,130	$106,350	$—	$13,833	$—	$947	$121,130

Q3 2019	1	$16,937	$16,941	$—	$—	$—	$(4)	$16,937
Q2 2019	1	8,424	8,424	—	—	—	—	8,424
Q1 2019 (2)	14	223,740	202,890	17,157	—	2,780	913	223,740
	16	$249,101	$228,255	$17,157	$—	$2,780	$909	$249,101

(1) Store acquisitions during the three months ended September 30, 2020 include the acquisition of two stores that were subject to finance land leases. The right-of-use assets associated with these leases are included in real estate assets above.

(2) Store acquisitions during the first quarter of 2019 include the acquisition of 12 stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' remaining equity interests in the joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. No gain or loss was recognized as a result of these acquisitions.
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

During the nine months ended September 30, 2020, the Company contributed a total of $13,937 to its joint ventures including the purchase of one operating store, five stores acquired at the issuance of certificate of occupancy, and other capital contributions related to cash flow requirements for lease up stores.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	September 30,	December 31,
				2020	2019
PR EXR Self Storage, LLC	5	25%	40%	$60,343	$59,391
WICNN JV LLC	10	10%	35%	36,161	36,552
VRS Self Storage, LLC	16	45%	54%	17,303	17,639
ESS-NYFL JV LP	11	16%	26%	12,341	13,320
GFN JV, LLC	7	10%	30%	18,473	12,168
PRISA Self Storage LLC	85	4%	4%	8,908	9,133
Alan Jathoo JV LLC	9	10%	10%	7,824	7,977
Storage Portfolio III JV LLC	5	10%	30%	5,761	3,995
ESS Bristol Investments LLC	8	10%	30%	2,807	3,046
Extra Space Northern Properties Six LLC	10	10%	35%	(2,422)	(2,091)
Storage Portfolio II JV LLC	36	10%	30%	(5,244)	(4,827)
Storage Portfolio I LLC	24	34%	49%	(38,860)	(38,345)
Other minority owned stores	21	10-50%	19-50%	27,864	24,832
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	247			$301,259	$292,790
(1) Includes pro-rata equity ownership share and maximum potential promoted interest.
(2) In October 2019, the Company invested $150,000 in shares of newly issued convertible preferred stock of SmartStop, with an additional commitment to purchase up to $50,000 of the preferred shares over the 12 months after the original purchase. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations. On October 26, 2020, the Company invested the additional $50,000 in SmartStop convertible preferred stock that was previously committed.
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

The Company had no consolidated VIEs during the three and nine months ended September 30, 2020.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $34,541 will be reclassified and increase interest expense.

The Company held 23 derivative financial instruments which had a total combined notional amount of $2,157,733 as of September 30, 2020.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:	Fair Value
Other assets	$—	$6,214
Other liabilities	$108,503	$31,400

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended September 30,
Type	2020	2019		2020	2019
Swap Agreements	$1,525	$(14,517)	Interest expense	$(9,666)	$2,992

	Gain (loss) recognized in OCI For the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Nine Months Ended September 30,
Type	2020	2019		2020	2019
Swap Agreements	$(101,535)	$(70,387)	Interest expense	$(17,868)	$11,792

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

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $113,320. As of September 30, 2020, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2020, it could have been required to cash settle its obligations under the agreements at their termination value of $113,320, including accrued interest.
9.    EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs were amortized as an adjustment to interest expense over five years, which represents the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. Prior to the full redemption of the 2015 Notes in November 2020 as described below, the 2015 Notes were general unsecured senior obligations of the Operating Partnership and were fully guaranteed by the Company. Interest was payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bore interest at 3.125% per annum and contained an exchange settlement feature, which provided that the 2015 Notes could have been, under certain circumstances, exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The exchange rate of the 2015 Notes as of September 30, 2020 was approximately 11.00 shares of the Company’s common stock per $1,000 principal amount of the 2015 Notes.

GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounted for the liability and equity components of the 2015 Notes separately. The equity components are included in paid-in capital in stockholders’ equity in the condensed consolidated balance sheets, and the

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
value of the equity components are treated as original issue discount for purposes of accounting for the debt components. The discounts were amortized as interest expense over the remaining period of the debt through its first redemption date of October 1, 2020. The effective interest rate on the liability components of the 2015 Notes was 4.0%, which approximated the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.

Information about the Company’s 2015 Notes, including the total carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount was as follows for the periods indicated:

	September 30, 2020	December 31, 2019
Carrying amount of equity component	$22,597	$22,597
Principal amount of liability component	$575,000	$575,000
Unamortized discount - equity component	—	(3,675)
Unamortized debt issuance costs	—	(1,812)
Net carrying amount of liability component	$575,000	$569,513

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest	$4,492	$4,492	$8,984	$13,476
Amortization of discount	1,233	1,186	3,675	3,533
Total interest expense recognized	$5,725	$5,678	$12,659	$17,009

On October 1, 2020, the holders of $71,513 principal amount of the 2015 Notes exchanged their Notes. The Company paid cash of $71,513 for the principal amount and issued 124,819 shares of common stock with a value of $13,495 for the exchange value in excess of the principal amount. On November 2, 2020, the holders of an additional $503,432 principal amount of the 2015 Notes exchanged their Notes. The Company paid cash of $503,432 for the principal amount and issued 1,198,962 shares of common stock with a value of $138,900 for the exchange value in excess of the principal amount. Also on November 2, 2020, the Company redeemed the remaining $55 of outstanding principal amount of the 2015 Notes for cash.
10.    STOCKHOLDERS’ EQUITY

On May 15, 2019, the Company filed its $500,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with nine sales agents.

During the nine months ended September 30, 2020, the Company sold no shares of common stock under its "at the market" equity program and had $298,621 available for issuance under the equity distribution agreements.

On November 8, 2017, the Company's board of directors authorized a three-year share repurchase program to allow for the repurchase of shares with an aggregate value up to $400,000. During the nine months ended September 30, 2020, the Company repurchased 826,797 shares at an average price of $82.09 per share, paying a total of $67,873. As of September 30, 2020, the Company had remaining authorization to repurchase shares with an aggregate value up to $332,127. On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000, which replaced the Company's prior share repurchase program that was scheduled to expire on November 8, 2020.

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

At September 30, 2020 and December 31, 2019, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of September 30, 2020 and December 31, 2019, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below.

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

The Series B Units were issued in 2013 and 2014 and have a liquidation value of $25.00 per unit for a fixed liquidation value of $40,902, which represents 1,636,087 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

On August 17, 2020, 40,000 Series B Units were redeemed for $1,000 in cash.

Series C Convertible Redeemable Preferred Units

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

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. During the three months ended September 30, 2020, $8,226 was repaid on the loan receivable. The remaining outstanding balance of the loan receivable of $10,297 and $18,524 is shown as a reduction of the noncontrolling interests related to the OP Units as of September 30, 2020 and December 31, 2019, respectively. See footnote 12 for further discussion of noncontrolling interests.

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
In May and June 2020, 108,960 Series D Units were redeemed for 30,495 shares of the Company's common stock.

12.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.0% ownership interest in the Operating Partnership as of September 30, 2020. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.0% are held by certain former owners of assets acquired by the Operating Partnership. As of September 30, 2020 and December 31, 2019, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $10,297 and $18,524, respectively, because the borrowers under the loan receivable are also holders of OP Units (Note 11). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2020, the ten-day average closing price of the Company's common stock was $107.20 and there were 5,815,916 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2020 and the Company elected to pay the OP Unit holders cash, the Company would have paid $623,466 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2020	2019
OP Units redeemed for common stock	108,862	239,619
OP Units issued upon redemption of Series C Units	—	270,709

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of September 30, 2020. One joint venture owns four operating stores, and the other joint venture owns two operating stores.

In June 2020, the Company, through a consolidated joint venture, completed the acquisition of a store subject to a lease upon the completion of construction. The Company recorded real estate assets associated with this finance lease of $8,605.
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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Self-Storage Operations	$290,423	$290,917	$856,438	$841,504
Tenant Reinsurance	39,294	33,588	107,985	95,086
Total segment revenues	$329,717	$324,505	$964,423	$936,590

Operating expenses:
Self-Storage Operations	$92,322	$88,653	$271,659	$248,288
Tenant Reinsurance	7,189	7,644	20,725	21,593
Total segment operating expenses	$99,511	$96,297	$292,384	$269,881

Net operating income:
Self-Storage Operations	$198,101	$202,264	$584,779	$593,216
Tenant Reinsurance	32,105	25,944	87,260	73,493
Total segment net operating income:	$230,206	$228,208	$672,039	$666,709

Other components of net income (loss):
Management fees and other income	$13,307	$13,000	$38,299	$36,063
General and administrative expense	(23,894)	(22,519)	(72,242)	(68,548)
Depreciation and amortization expense	(56,412)	(56,051)	(167,705)	(165,116)
Gain on real estate transactions	—	—	—	1,205
Interest expense	(42,213)	(46,908)	(127,610)	(141,716)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,233)	(1,186)	(3,675)	(3,533)
Interest income	3,145	2,799	6,488	5,905
Equity in earnings and dividend income from unconsolidated real estate entities	5,605	2,704	15,692	8,455
Income tax expense	(4,657)	(4,052)	(10,013)	(8,580)
Net income	$123,854	$115,995	$351,273	$330,844

14.    COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of September 30, 2020, the Company was under agreement to acquire fourteen stores at a total purchase price of $157,875. Thirteen stores are scheduled to close in 2020 and the remaining store is expected to close in 2021. Additionally, the Company is under agreement to acquire one store with a joint venture partner, for a total investment of $1,600. This one store is expected to close in 2021.

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
15.     SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company purchased four operating stores for a total purchase price of $44,150. The Company also purchased one store that is subject to a lease at completion of construction for a total purchase price of $6,400. These acquisitions are included in the amounts shown in the commitments and contingencies footnote.

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

CURRENT MATERIAL DEVELOPMENT – THE COVID-19 PANDEMIC

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking varied and sometimes dramatic action in an effort to slow the spread of COVID-19. Federal, state and local jurisdictions have issued varying forms of states of emergency orders. We are working to comply within the framework of local, county, state and federal laws as they evolve. In that regard, we have implemented a wide range of practices to protect and support our employees and customers. Such measures include instituting “work from home” measures at our corporate offices and call center, instituting a contactless rental process that allows our on-site employees to continue to rent storage units without physical interaction, and providing personal protective equipment to on-site employees providing essential functions so that hygiene and “social distancing” standards can be effectively managed and applied. We have transitioned many of our interactions between customers and leasing and support staff to on-line and telephonic communications. Due to the COVID-19 pandemic, our customers may be impacted, including through unemployment, which may impact their ability to pay rent or renew their leases.

Our business has been impacted by COVID-19 in several ways, including reductions in new rentals and vacates due to stay-at-home orders and other restrictions, lower achieved rental rates from new customers, fewer existing customer rent increases, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. These impacts from COVID-19 were especially prevalent during the second quarter of 2020. As restrictions began to lessen during the three months ended September 30, 2020, we saw some return toward normalcy, including higher achieved rates in August and September, accounts receivable and collections less than 60 days returning to historical norms, and auctions being held in most locations. As a result of the reductions in vacates, we saw record occupancy levels during the three months ended September 30, 2020.

Although the self-storage industry has historically been resilient to ordinary market downturns, the impact of the COVID-19 pandemic on the U.S. and world economies generally, and on our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

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

PROPERTIES

As of September 30, 2020, we owned or had ownership interests in 1,188 operating stores. Of these stores, 935 are wholly-owned, six are in consolidated joint ventures, and 247 are in unconsolidated joint ventures. In addition, we managed an additional 718 stores for third parties bringing the total number of stores which we own and/or manage to 1,906. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of September 30, 2020, approximately 1,140,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2020, the average length of stay was approximately 15.7 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.03 for the three months ended September 30, 2020, compared to $16.36 for the three months ended September 30, 2019. Average annual rent per square foot for new leases was $15.41 for the three months ended September 30, 2020, compared to $14.29 for the three months ended September 30, 2019. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.5% and 3.8%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	September 30, 2020
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	557,473	1	75,801	15	1,062,225	24	1,695,499
Arizona	23	1,623,730	7	467,733	20	1,638,387	50	3,729,850
California	168	12,874,874	41	3,010,476	68	6,395,959	277	22,281,309
Colorado	17	1,153,951	2	186,273	24	1,821,269	43	3,161,493
Connecticut	7	531,183	7	629,770	5	350,291	19	1,511,244
Delaware	—	—	1	76,645	2	137,913	3	214,558
Florida	93	7,168,634	32	2,659,188	98	7,594,790	223	17,422,612
Georgia	63	4,893,459	6	511,067	24	1,801,362	93	7,205,888
Hawaii	13	847,815	—	—	4	211,629	17	1,059,444
Idaho	—	—	—	—	7	712,402	7	712,402
Illinois	39	2,966,472	7	568,875	25	1,840,392	71	5,375,739
Indiana	15	951,924	1	58,166	15	852,247	31	1,862,337
Kansas	1	83,401	2	108,920	5	371,560	8	563,881
Kentucky	11	931,308	1	51,118	5	406,478	17	1,388,904
Louisiana	2	160,760	—	—	5	469,895	7	630,655
Maryland	31	2,591,388	8	618,478	32	2,334,329	71	5,544,195
Massachusetts	46	2,971,672	10	640,789	13	848,875	69	4,461,336
Michigan	7	563,839	4	313,176	3	249,680	14	1,126,695
Minnesota	5	382,587	4	267,187	10	752,916	19	1,402,690
Mississippi	3	219,822	—	—	—	—	3	219,822
Missouri	5	332,795	2	119,275	8	539,978	15	992,048
Nebraska	—	—	—	—	3	307,038	3	307,038
Nevada	14	1,039,568	4	473,641	5	531,515	23	2,044,724
New Hampshire	2	135,835	2	84,165	2	118,541	6	338,541
New Jersey	60	4,741,052	17	1,246,863	17	1,315,524	94	7,303,439
New Mexico	11	722,233	6	350,900	12	893,285	29	1,966,418
New York	27	1,971,361	18	1,513,971	19	1,119,630	64	4,604,962
North Carolina	19	1,412,323	5	373,829	18	1,367,349	42	3,153,501
Ohio	17	1,314,950	5	325,963	6	493,909	28	2,134,822
Oklahoma	—	—	—	—	21	1,733,548	21	1,733,548
Oregon	6	400,153	4	281,656	14	1,114,842	24	1,796,651
Pennsylvania	19	1,412,346	7	513,219	25	1,851,144	51	3,776,709
Rhode Island	2	133,416	—	—	2	166,571	4	299,987
South Carolina	24	1,844,911	7	498,233	17	1,407,142	48	3,750,286
Tennessee	17	1,455,326	12	803,086	13	913,965	42	3,172,377
Texas	101	8,673,025	10	708,331	79	6,463,858	190	15,845,214
Utah	10	710,487	—	—	21	1,639,000	31	2,349,487
Virginia	46	3,683,246	7	567,443	25	1,919,703	78	6,170,392
Washington	8	589,880	1	57,290	13	1,004,130	22	1,651,300
Washington, DC	1	100,039	1	103,766	5	483,562	7	687,367
Wisconsin	—	—	5	523,579	5	430,293	10	953,872
Puerto Rico	—	—	—	—	8	917,507	8	917,507
Totals	941	72,147,238	247	18,788,872	718	56,584,633	1,906	147,520,743

(1)    Includes six consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2020 and 2019

Overview
Results for the three and nine months ended September 30, 2020 included the operations of 1,188 stores (935 wholly-owned, six in consolidated joint ventures, and 247 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2019, which included the operations of 1,167 stores (920 wholly-owned, five in consolidated joint ventures, and 242 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues:
Property rental	$290,423	$290,917	$(494)	(0.2)%	$856,438	$841,504	$14,934	1.8%
Tenant reinsurance	39,294	33,588	5,706	17.0%	107,985	95,086	12,899	13.6%
Management fees and other income	13,307	13,000	307	2.4%	38,299	36,063	2,236	6.2%
Total revenues	$343,024	$337,505	$5,519	1.6%	$1,002,722	$972,653	$30,069	3.1%

Property Rental—The decrease in property rental revenues for the three months ended September 30, 2020 was primarily the result of a decrease of $4,279 related to lower rental rates and other fee income at our stabilized stores primarily attributable to the COVID-19 pandemic. This was offset by an increase of $3,159 attributable to store acquisitions completed in 2020 and 2019. We acquired ten wholly-owned stores and completed the development of a consolidated joint venture store during the nine months ended September 30, 2020. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019. The increase in property rental revenues for the nine months ended September 30, 2020 was due to increases of $20,309 attributable to store acquisitions completed in 2020 and 2019 and $2,551 attributable to revenue increases at our lease-up stores. These increases were offset by a decrease of $7,665 related to decreases in rental rates and other fee income at our stabilized stores.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated and the higher occupancy at both our lease up and mature sites. We operated 1,906 stores at September 30, 2020 compared to 1,797 stores at September 30, 2019.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and nine months ended September 30, 2020 was primarily due to an increase in the number of stores managed. As of September 30, 2020, we managed 971 stores for joint ventures and third parties, compared to 877 stores as of September 30, 2019. As a result, we had a $3,500 increase in management fees for the nine months ended September 30, 2020, partially offset by a reduction of $2,100 from non-recurring transaction fees from 2019.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Expenses:
Property operations	$92,322	$88,653	$3,669	4.1%	$271,659	$248,288	$23,371	9.4%
Tenant reinsurance	7,189	7,644	(455)	(6.0)%	20,725	21,593	(868)	(4.0)%
General and administrative	23,894	22,519	1,375	6.1%	72,242	68,548	3,694	5.4%
Depreciation and amortization	56,412	56,051	361	0.6%	167,705	165,116	2,589	1.6%
Total expenses	$179,817	$174,867	$4,950	2.8%	$532,331	$503,545	$28,786	5.7%

Property Operations—The increase in property operations expense during the three and nine months ended September 30, 2020 was due primarily to increases of $2,475 and $18,254, respectively, attributable to store acquisitions completed in 2020 and 2019. We acquired ten wholly-owned stores and completed the development of a consolidated joint venture store during the nine months ended September 30, 2020. We acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019. Additional increases of $1,054 and $4,638 for the three and nine months ended September 30, 2020, respectively were related to an increase in expenses from property taxes, payroll and benefits, and marketing at our stabilized stores.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The decrease in tenant reinsurance expense for the three and nine months ended September 30, 2020 was due primarily to a reduction in the number of claims as well as a decrease in the overall average payout on individual claims when compared to the three and nine months ended September 30, 2019.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. During the nine months ended September 30, 2020, we recorded an additional $1,823 in compensation expense as a result of modifications to the terms of the stock-based awards related to the retirement of an executive in June 2020. We did not observe any other material trends in specific payroll, travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired ten stores during the nine months ended September 30, 2020. We acquired 21 stores during the year ended December 31, 2019.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(42,213)	$(46,908)	$4,695	(10.0)%	(127,610)	(141,716)	14,106	(10.0)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(1,233)	(1,186)	(47)	4.0%	(3,675)	(3,533)	(142)	4.0%
Interest income	3,145	2,799	346	12.4%	6,488	5,905	583	9.9%
Equity in earnings and dividend income from unconsolidated real estate entities	5,605	2,704	2,901	107.3%	15,692	8,455	7,237	85.6%
Income tax expense	(4,657)	(4,052)	(605)	14.9%	(10,013)	(8,580)	(1,433)	16.7%
	$(39,353)	$(46,643)	$7,290	(15.6)%	$(119,118)	$(139,469)	$20,351	(14.6)%

Interest Expense—The decrease in interest expense during the three and nine months ended September 30, 2020 was primarily the result of a lower average variable interest rates compared to the same period in the prior year. The average variable interest rate for the three months ended September 30, 2020 was 1.8%, compared to an average variable interest rate of 3.4% for the three months ended September 30, 2019.

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

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. Dividend income represents dividends from our investment in preferred stock of SmartStop, which was purchased in October 2019. The increase for the three and nine months ended September 30, 2020 related primarily to the dividend income related to the SmartStop preferred stock.

Income Tax Expense—For the three and nine months ended September 30, 2020, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$114,633	$108,087	$325,723	$307,685

Adjustments:
Real estate depreciation	53,909	51,828	160,202	153,745
Amortization of intangibles	247	1,184	1,402	5,281
Gain on real estate transactions	—	—	—	(1,205)
Unconsolidated joint venture real estate depreciation and amortization	2,279	2,160	6,667	5,944
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,716)	(1,716)
Income allocated to Operating Partnership noncontrolling interests	9,221	7,908	25,550	23,159
Funds from operations attributable to common stockholders and unit holders	$179,717	$170,595	$517,828	$492,893

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2020	2019	Change	2020	2019	Change
Same-store rental revenues	$271,717	$275,963	(1.5)%	$804,469	$812,048	(0.9)%
Same-store operating expenses	79,266	78,091	1.5%	234,828	230,225	2.0%
Same-store net operating income	$192,451	$197,872	(2.7)%	$569,641	$581,823	(2.1)%
Same-store square foot occupancy as of quarter end	95.9%	93.8%		95.9%	93.8%
Properties included in same-store	863	863		863	863

Same-store revenues for the three and nine months ended September 30, 2020 decreased due to lower net rental rates for existing customers, lower late fees collected and higher bad debt expense related to non-paying tenants, partially offset by higher occupancy. Same-store expenses were higher for the three months ended September 30, 2020 primarily due to increases in marketing expenses and property taxes. Same-store expenses were higher for the nine months ended September 30, 2020 primarily due to increases in payroll, marketing expenses and property taxes. Expenses in both periods were partially offset by reduced utilities expense, auction fees and repairs and maintenance.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$123,854	$115,995	$351,273	$330,844
Adjusted to exclude:
Gain on real estate transactions	—	—	—	(1,205)
Equity in earnings and dividend income from unconsolidated real estate entities	(5,605)	(2,704)	(15,692)	(8,455)
Interest expense	43,446	48,094	131,285	145,249
Depreciation and amortization	56,412	56,051	167,705	165,116
Income tax expense	4,657	4,052	10,013	8,580
General and administrative	23,894	22,519	72,242	68,548
Management fees, other income and interest income	(16,452)	(15,799)	(44,787)	(41,968)
Net tenant insurance	(32,105)	(25,944)	(87,260)	(73,493)
Non-same store rental revenue	(18,706)	(14,954)	(51,969)	(29,456)
Non-same store operating expense	13,056	10,562	36,831	18,063
Total Same-store net operating income	$192,451	$197,872	$569,641	$581,823

Same-store rental revenues	$271,717	$275,963	$804,469	$812,048
Same-store operating expenses	79,266	78,091	234,828	230,225
Same-store net operating income	$192,451	$197,872	$569,641	$581,823

CASH FLOWS

Cash flows from operating activities for the nine months ended September 30, 2020 increased when compared to the same period in the prior year as a result of our continued total revenue growth. This growth was due to an increase in the number of stores we own and operate and higher average occupancy at our stores. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$583,267	$544,466
Net cash used in investing activities	(363,845)	(356,377)
Net cash used in financing activities	(209,581)	(194,064)

Significant components of net cash flow included:
Net income	$351,273	$330,844
Depreciation and amortization	167,705	165,116
Acquisition and development of real estate assets	(197,356)	(321,527)
Issuance and purchase of notes receivable	(149,750)	(162,677)
Repurchase of common stock	(67,873)	—
Proceeds from the sale of common stock, net of offering costs	—	198,852
Net proceeds from debt financing	226,250	(26,614)

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2020, we had $74,803 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2020 and 2019, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of September 30, 2020, we had $5,302,752 face value of debt, resulting in a debt to total enterprise value ratio of 26.5%. As of September 30, 2020, the ratio of total fixed-rate debt and other instruments to total debt was 77.7% ( $4,120,610 total fixed-rate debt including $2,095,223 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2020 was 3.0%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2020.

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
As of September 30, 2020, we had approximately $5.3 billion in total face value of debt, of which approximately $1.2 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $11.8 million annually.
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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019 other than previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. The risks described in our Annual Report on Form 10-K and prior Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, we repurchased 600 shares of common stock for approximately $0.1 million under our stock repurchase program approved by our board of directors. See Note 10, Stockholders' Equity, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for additional details.

The following table presents information regarding repurchases by us of common stock during the three months ended September 30, 2020 under the stock repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 - July 31, 2020	600	$90.81	600	$331,581
August 1 – August 31, 2020	-	$-	-	$331,581
September 1 – September 30, 2020	-	$-	-	$331,581
Total	600	$90.81	600	$331,581

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
101     The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104    Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 6, 2020	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)