Form 10-K
period 2020-12-31
Extra Space Storage Inc.
filed 2021-02-26
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
The aggregate market value of the common stock held by non-affiliates of the registrant was $11,637,515,440 based upon the closing price on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 19, 2021 was 132,033,131.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2020

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part I. Item 1A. Risk Factors” below. Such factors include, but are not limited to:

•adverse changes in general economic conditions, the real estate industry and in the markets in which we operate;
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
We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2020 we owned and/or operated 1,921 stores in 40 states, Washington, D.C. and Puerto Rico, comprising approximately 149.2 million square feet of net rentable space in approximately 1.4 million units.
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
Management
Members of our executive management team have significant experience in all aspects of the self-storage industry. Our executive management team and their years of industry experience are as follows: Joseph D. Margolis, Chief Executive Officer, 16 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 20 years; Samrat Sondhi, Executive Vice President and Chief Marketing Officer, 18 years; Gwyn McNeal, Executive Vice President and Chief Legal Officer, 15 years; Matt Herrington, Executive Vice President and Chief Operations Officer, 13 years; Noah Springer, Executive Vice President and Chief Strategy and Partnership Officer, 15 years; Zach Dickens, Executive Vice President and Chief Investment Officer, 18 years.
Our executive management team and board of directors have an ownership position in the Company with executive officers and directors owning approximately 2,887,647 shares or 2.2% of our outstanding common stock as of February 19, 2021.
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
The self-storage industry is a mature industry that has seen the average occupancy continue to increase. According to the Self-Storage Almanac (the “Almanac”), in 2014, the national average physical occupancy rate was 89.1% of net rentable square feet, compared to an average physical occupancy rate of 92.2% in 2020. Our average occupancy for wholly-owned stores for 2020 was 93.1%.
The industry is also characterized by fragmented ownership. According to the Almanac, as of the end of 2020, the top ten self-storage companies in the United States operated approximately 21.4% of the total U.S. stores, and the top 50 self-storage companies operated approximately 27.4% of the total U.S. stores. We believe this fragmentation will contribute to continued consolidation at some level in the future.
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
In addition to the pursuit of stabilized stores, from time to time we develop stores from the ground up and provide the construction capital. We also purchase stores at the completion of construction from third party developers, who build to our specifications. These stores purchased at completion of construction (a "Certificate of Occupancy store"), create additional long term value for our stockholders. We are typically able to acquire these assets at a lower price than a stabilized store, and expect greater long term returns on these stores on average. However, in the short term, these acquisitions cause dilution to our earnings during the two-to-four year period required to lease up the Certificate of Occupancy stores. We expect that this trend will continue in 2021 as we continue to acquire Certificate of Occupancy stores.
Grow our management business
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
Expand our bridge loan program
To broaden the opportunities available, we have implemented a bridge lending program, under which we provide financing to operating properties that we manage.  We anticipate that this program will help us increase our management business, create additional future acquisition opportunities, and strengthen our relationships with partners, all while providing interest and fee income. We generally originate mortgage loans and mezzanine loans, with the intent to sell the mortgage loans to third parties, while retaining our interests in the mezzanine loans.
Invest in other self-storage businesses selectively
We have recently made investments in preferred stock of other self-storage companies. These investments benefit us by not only providing dividend income, but also have increased our management business, creating additional future acquisition opportunities through creating and strengthening relationships with the companies in which we invest. We may pursue additional investment opportunities as they become available.
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
Credit Lines - We have three credit lines which we primarily use as short term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2020, our Credit Lines had available capacity of $1.2 billion, of which $241.0 million was undrawn.
Secured and Unsecured Debt - Historically, we had primarily used traditional secured mortgage loans to finance store acquisitions and development efforts. More recently, we obtain unsecured bank term loans and issue unsecured private placement bonds. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2020, we had $2.2 billion of secured notes payable and $2.6 billion of unsecured notes payable outstanding compared to $2.2 billion of secured notes payable and $2.7 billion of unsecured notes payable and senior exchangeable notes outstanding as of December 31, 2019.
Equity - We have an active "at the market" ("ATM") program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2020, we issued 899,048 shares of common stock through our ATM program and received net proceeds of approximately $103.5 million. During the year ended December 31, 2019, we issued 1,779,200 shares of common stock through our ATM program and received net proceeds of approximately $198.8 million.
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

Joint Ventures - As of December 31, 2020, we owned 253 of our stores through joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We generally manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture, but do not control the joint ventures.
Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial or investment conditions. For the year ended December 31, 2020, we sold four stores located in Florida for $46.6 million. For the year ended December 31, 2019, we sold one store located in New York for $11.3 million. For the year ended December 31, 2018, we sold one store located in California for $40.2 million.
Regulation
Generally, stores are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and the Americans with Disabilities Act of 1990. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on stores, or laws affecting development, construction, operation, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of stores or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows. In addition, noncompliance with any of these laws, ordinances or regulations could result in the imposition of fines or an award of damages to private litigants and also could require substantial capital expenditures to ensure compliance. Our stores are also subject to various state of emergency regulations enacted as a result of the COVID-19 pandemic and expect such regulations to remain in effect throughout 2021.
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
Human Capital
As of December 31, 2020, we had 4,013 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement. In 2020, we invited our employees to participate in an employee satisfaction survey. We achieved an overall satisfaction score of over 90%.
The Company offers competitive health benefits and encourages its employees to participate in employee health and wellness programs. Over 70% of our employees who are enrolled in our health plan participate in these programs. We offer individualized counseling to our employees to assist them with their journey towards better health. We also offer other health-oriented benefits such as smoking cessation programs and a fitness program that allows for reimbursements to employees for expenses incurred relating to fit-friendly activities, sports or exercise equipment.
In order to attract and retain top talent, we offer training and development opportunities for our employees. In 2020, we invested in training and development for our employees, which included leadership training, communication training, individual learning plans, site manager training and mentorship programs. Our field employees received on average 8.2 hours of training in 2020. Additionally, the Company provides its employees with an education assistance program through Western Governors University that allows our employees a path to an undergraduate degree in business or information technology through scholarships and other assistance.
The Company has always valued the safety of our employees and provides regular training for our employees to increase safety at our sites. During the pandemic, we chose to close our doors to in-person customers until we could install personal protective equipment for our employees. We understood that such a dramatic move would affect our revenues, but felt that as a company it was more important to ensure the safety of our employees. We moved quickly to put the necessary equipment in place and reopened with a safer and more sanitized environment for our employees.

The Company undertakes a wide spectrum of initiatives to attract and retain a diverse workforce. The Company has a Diversity and Inclusion Committee that has been active since 2018. During 2020, the Company launched implicit bias and allyship training for its employees, produced videos featuring our CEO discussing the importance of diversity and inclusion to the Company. The Company will continue to implement and pursue diversity and inclusion initiatives and goals that allow us to attract and retain top talent, improve employee engagement, increase innovation and customer insight and enhance the quality of our decision making. Forbes Magazine recently named the Company as a Best Employer for Diversity in 2020.
We believe that our emphasis on training and development, employee safety, employee health and well-being, and a commitment to diversity and inclusion leads to an increase in employee productivity and positions us to attract and retain top diverse talent.
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
Our ability to acquire stores on favorable terms and successfully integrate and operate them may be constrained by the following significant risks

•competition from local investors and other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds;
•competition from other potential acquirers may significantly increase the purchase price which could reduce our profitability;
•the inability to achieve satisfactory completion of due diligence investigations and other customary closing conditions; and
•we may acquire stores subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the stores and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the stores.
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
The COVID-19 pandemic or other pandemics could adversely affect our results of operations.
During 2020, the United States and other countries around the world have been experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking varied and sometimes dramatic action in an effort to slow the spread of COVID-19. Federal, state and local jurisdictions have issued varying forms of states of emergency orders. We are working to comply within the framework of local, county, state and federal laws as they evolve. In that regard, we have implemented a wide range of practices to protect and support our employees and customers. Such measures include instituting “work from home” measures at our corporate offices and call center, instituting a contactless rental process that allows our on-site employees to continue to rent storage units without physical interaction, and providing personal protective equipment to on-site employees providing essential functions so that hygiene and “social distancing” standards can be effectively managed and applied. We have transitioned many of our interactions between customers and leasing and support staff to on-line and telephonic communications. Due to the COVID-19 pandemic, our customers may be impacted, including through unemployment, which may impact their ability to pay rent or renew their leases.
Our business has been impacted by COVID-19 in several ways, including reductions in new rentals and vacates due to stay-at home orders and other restrictions, lower achieved rental rates from new customers, fewer existing customer rent increases, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. These impacts from COVID-19 were especially prevalent during the second quarter of 2020. As restrictions began to lessen during the second half of 2020, we saw some return toward normalcy, including higher achieved rates, accounts receivable and collections less than 60 days returning to historical norms, and auctions being held in most locations. As a result of the reductions in vacates, we saw record occupancy levels in the latter half of 2020.
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
As of December 31, 2020, we held interests in 253 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
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
As of December 31, 2020, we had approximately $5.8 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income each year, determined without regard to the deduction for dividends paid and including net capital gains.

If we are required to utilize our Credit Lines for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or to continue to make distributions required to maintain our qualification as a REIT;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;
•we may be forced to dispose of one or more of our stores, possibly on disadvantageous terms;
•after debt service, the amount available for cash distributions to our stockholders is reduced;
•we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;
•we may default on our obligations and the lenders or mortgagees may foreclose on our stores that secure their loans and receive an assignment of rents and leases and/or enforce our guarantees;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
•our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in a default on other indebtedness or result in the foreclosures of other stores.
Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make cash distributions to our stockholders.
As of December 31, 2020, we had approximately $5.8 billion of debt outstanding, of which approximately $2.1 billion, or 36.9% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 1.6% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.
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
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may affect our financial results.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. In November 2020, the Federal Reserve Board along with various independent groups announced the potential for certain USD LIBOR tenors to continue to be published until June 2023. This change would allow most legacy USD LIBOR contracts to mature before disruptions occur in the USD LIBOR market, without the need to transition those contracts to SOFR. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market.
We have outstanding debt and hedge contracts indexed to LIBOR. Due to the extension noted above, we currently expect that all of our then-outstanding contracts indexed to LIBOR will be required to be transitioned to an alternative rate by June 30, 2023. However, it is possible that LIBOR may be discontinued or our contracts may be transitioned to an alternative rate (which may or may not be a SOFR-based rate) prior to then. We are monitoring industry transition plans and evaluating the risks related to our debt and hedge contracts indexed to LIBOR. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on these instruments which are indexed to LIBOR will be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
Risks Related to Qualification and Operation as a REIT
Dividends payable by REITs may be taxed at higher rates.
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under current tax law, such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock of REITs, including our stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our stores.
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
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution for each of the years involved because:

•we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal corporate income tax on our taxable income;
•we also could be subject to the U.S. federal alternative minimum income tax for taxable years prior to 2018 and possibly increased state and local taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following a year during which we were disqualified.
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
In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although we believe that we have been organized and have operated in a manner that is intended to allow us to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for U.S. federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.
We will pay some taxes, reducing cash available for stockholders.
Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages stores for our joint ventures and stores owned by third parties. We, jointly with certain corporate subsidiaries, including Extra Space Management, Inc., elected to treat each such subsidiary as a taxable REIT subsidiary (“TRS”) of our Company for U.S. federal income tax purposes. A TRS is subject to U.S. federal corporate income tax, and may also be subject to state and local taxes, on its taxable income. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to U.S. federal income tax and state insurance premiums tax, and pays certain insurance royalties to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we do not intend to sell stores as a dealer, the IRS could take a contrary position. To the extent that we are, or any of our TRSs is, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.
Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
As of December 31, 2020, we owned or had ownership interests in 1,197 operating stores. Of these stores, 944 are wholly-owned, six are in consolidated joint ventures, and 247 are in unconsolidated joint ventures. In addition, we managed 724 stores for third parties bringing the total number of stores which we own and/or manage to 1,921. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
44
2%
Northeast
314
16%
California
278
14%
Midwest
244
13%
Mtn West
184
10%
Mid-Atlantic
202
10%
Southeast
222
12%
Hawaii
17
1%
Texas
187
10%
Florida
& P.R.
229
12%
EXR PRESENCE
NO PRESENCE

As of December 31, 2020, approximately 1,135,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2020, the average length of stay was approximately 15.4 months.
The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.33 for the year ended December 31, 2020, compared to $16.39 for the year ended December 31, 2019. Average annual rent per square foot for new leases was $14.81 for the year ended December 31, 2020, compared to $14.88 for the year ended December 31, 2019. The average discounts, as a percentage of rental revenues, during these periods were 3.1% and 3.6%, respectively.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.
The following table presents additional information regarding net rentable square feet and the number of stores by state:

	As of December 31, 2020
	REIT Owned		JV Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	9	617,715	1	75,801	15	1,058,586	25	1,752,102
Arizona	23	1,623,320	7	468,721	20	1,639,600	50	3,731,641
California	168	12,891,223	41	3,009,131	69	6,522,683	278	22,423,037
Colorado	17	1,153,426	2	186,273	23	1,713,088	42	3,052,787
Connecticut	7	531,103	7	629,770	5	350,141	19	1,511,014
Delaware	—	—	1	76,645	2	137,913	3	214,558
Florida	92	7,090,681	32	2,656,880	97	7,636,180	221	17,383,741
Georgia	66	5,145,036	6	511,117	20	1,408,534	92	7,064,687
Hawaii	13	847,504	—	—	4	211,654	17	1,059,158
Idaho	—	—	—	—	7	712,402	7	712,402
Illinois	39	3,439,874	7	568,825	27	1,995,634	73	6,004,333
Indiana	15	949,825	1	58,166	14	865,908	30	1,873,899
Kansas	1	50,199	2	108,920	6	466,285	9	625,404
Kentucky	11	931,665	1	51,118	4	364,689	16	1,347,472
Louisiana	2	163,760	—	—	8	672,089	10	835,849
Maryland	31	2,592,138	8	549,074	34	2,478,826	73	5,620,038
Massachusetts	46	2,968,416	10	640,884	13	848,599	69	4,457,899
Michigan	7	562,399	4	313,016	4	337,336	15	1,212,751
Minnesota	6	478,977	4	305,732	13	1,050,439	23	1,835,148
Mississippi	3	220,182	—	—	—	—	3	220,182
Missouri	5	332,770	2	119,275	10	690,704	17	1,142,749
Nebraska	—	—	—	—	4	389,608	4	389,608
Nevada	14	1,039,673	4	473,761	5	531,495	23	2,044,929
New Hampshire	2	135,835	2	84,165	2	117,800	6	337,800
New Jersey	60	4,744,101	17	1,246,833	19	1,438,614	96	7,429,548
New Mexico	11	719,356	6	354,190	12	890,480	29	1,964,026
New York	28	2,029,669	18	1,513,264	22	1,313,433	68	4,856,366
North Carolina	19	1,411,699	5	373,829	17	1,297,209	41	3,082,737
Ohio	17	1,310,429	5	325,863	5	428,584	27	2,064,876
Oklahoma	—	—	—	—	20	1,621,184	20	1,621,184
Oregon	6	400,193	4	281,666	12	882,762	22	1,564,621
Pennsylvania	19	1,413,791	7	513,299	26	1,961,300	52	3,888,390
Rhode Island	2	133,566	—	—	2	166,561	4	300,127
South Carolina	24	1,844,648	7	498,063	17	1,454,525	48	3,797,236
Tennessee	20	1,702,172	12	807,146	12	835,011	44	3,344,329
Texas	102	8,770,024	10	708,051	75	6,009,876	187	15,487,951
Utah	10	710,787	—	—	23	1,750,975	33	2,461,762
Virginia	46	3,682,924	7	568,278	25	1,939,830	78	6,191,032
Washington	8	589,915	1	57,290	13	1,050,655	22	1,697,860
Washington, DC	1	100,039	1	103,766	5	484,114	7	687,919
Wisconsin	—	—	5	523,554	5	430,293	10	953,847
Puerto Rico	—	—	—	—	8	917,987	8	917,987
Totals	950	73,329,034	247	18,762,366	724	57,073,586	1,921	149,164,986
(1) REIT owned property count includes six stores owned in consolidated joint ventures.

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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded under the symbol “EXR” on the New York Stock Exchange ("NYSE") since our IPO on August 17, 2004. On February 19, 2021, the closing price of our common stock as reported by the NYSE was $119.63. At February 19, 2021, we had 397 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities

In November 2017, our board of directors authorized a three-year share repurchase program to allow us to acquire shares in aggregate up to $400.0 million. During the year ended December 31, 2020, we repurchased 826,797 shares at an average price of $82.09 per share, paying a total of $67.9 million. On October 15, 2020, our board of directors authorized a new share repurchase program allowing the repurchase of shares with an aggregate value up to $400.0 million, which replaced our prior share repurchase program, which was set to expire on November 8, 2020. As of December 31, 2020, we had remaining authorization to repurchase shares with an aggregate value of $400.0 million.
Unregistered Sales of Equity Securities
All unregistered sales of equity securities during the year ended December 31, 2020 have previously been disclosed in filings with the SEC.
Item 6.     Selected Financial Data
Not required.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Risk Factors.” Dollar amounts in thousands, except share and per share data, unless otherwise stated.
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
As of December 31, 2020 and 2019, we had no consolidated VIEs.
REAL ESTATE ASSETS: We account for the acquisition of stores, including by merger and other acquisitions of real estate, in accordance with ASC 805-10, "Business Combinations." We use our judgment to determine if assets acquired meet the definition of a business or if the acquisition should be considered an asset acquisition. We must make significant assumptions and estimates in determining the fair value of the tangible and intangible assets and liabilities acquired and consideration transferred. These fair value estimates are sensitive to: price of land per square foot and current replacement cost estimates, including adjustments for the age, class, height, square footage, condition, location, and turnkey factor. These assumptions and estimates require judgment, and therefore others could come to materially different conclusions as to the estimated fair values, which could result in differences in depreciation and amortization expense, gains and losses on the sale of real estate assets, and real estate and intangible asset values.
EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2020.
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
INCOME TAXES: We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, among other things, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to that portion of our income which meets certain criteria and is distributed annually to our stockholders. We plan to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be subject to U.S. federal corporate income tax on all of our taxable income for at least that year and the ensuing four years. We could also be subject to penalties and interest, and our net income may be materially different from the amounts reported in our financial statements.
We have elected to treat certain corporate subsidiaries, including Extra Space Management, Inc., as a TRS. In general, a TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal corporate income tax and may also be subject to state and local income taxes. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. If tax authorities determine that amounts paid by any of our TRSs to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a penalty tax on the excess payments.
RECENT ACCOUNTING PRONOUNCEMENTS: For a discussion of recent accounting pronouncements affecting our business, see Item 8, “Financial Statements and Supplementary Data–Recently Issued Accounting Standards.”

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
Overview
Results for the year ended December 31, 2020 included the operations of 1,197 stores (944 wholly-owned, six in consolidated joint ventures, and 247 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2019, which included the operations of 1,171 stores (925 wholly-owned, five in a consolidated joint venture, and 241 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below.

Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2020	2019	$ Change	% Change

Property rental	$1,157,522	$1,130,177	$27,345	2.4%
Tenant reinsurance	146,561	128,387	18,174	14.2%
Management fees and other income	52,129	49,890	2,239	4.5%
Total revenues	$1,356,212	$1,308,454	$47,758	3.6%

Property Rental—The increase in property rental revenues for the year ended December 31, 2020 was primarily the result of an increase of $25,242 associated with acquisitions completed in 2020 and 2019. We acquired 23 stores during the year ended December 31, 2020 and we acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019. Property rental revenue also increased by $3,755 during the year ended December 31, 2020 as a result of increases in occupancy at our lease-up stores, which was partially offset by a decrease of $(1,301) at our stabilized stores.
Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated and the higher occupancy at both our lease up and mature sites. We operated 1,921 stores at December 31, 2020, compared to 1,817 stores at December 31, 2019.
Management Fees and Other Income—Management fees and other income represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the year ended December 31, 2020 was primarily due to an increase in the number of stores managed, offset by non-recurring transaction fees earned in 2019. As of December 31, 2020, we managed 977 stores for third parties and joint ventures compared to 892 stores as of December 31, 2019.

Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2020	2019	$ Change	% Change

Property operations	$360,615	$336,050	$24,565	7.3%
Tenant reinsurance	26,494	29,376	(2,882)	(9.8)%
General and administrative	96,594	89,418	7,176	8.0%
Depreciation and amortization	224,444	219,857	4,587	2.1%
Total expenses	$708,147	$674,701	$33,446	5.0%
Property Operations—The increase in property operations expense consists primarily of an increase of $19,954 related to acquisitions completed in 2020 and 2019. We acquired 23 stores during the year ended December 31, 2020 and acquired 21 stores and added 27 leased properties (as part of a new net lease agreement) during the year ended December 31, 2019. There was also an increase of $3,932 related to increases in property taxes at stabilized stores.
Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The decrease in tenant reinsurance expense for the year ended December 31, 2020 was due primarily to a reduction in the number of claims as well as a decrease in the overall average payout on individual claims when compared to the year ended December 31, 2019.
General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. During the year ended December 31, 2020, we recorded an additional $1,823 in compensation expense as a result of modifications to the terms of the stock-based awards related to the retirement of an executive in June 2020. We did not observe any material trends in specific payroll, travel or other expenses that contributed significantly to the increase in general and administrative expenses apart from the increase due to the management of additional stores.
Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 23 stores and completed the development of a consolidated joint venture store during the year ended December 31, 2020, and acquired 21 operating stores during the year ended December 31, 2019.
Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
Gain on real estate transactions	$18,075	$1,205	$16,870	1,400.0%
Interest expense	(168,626)	(186,526)	17,900	(9.6)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(3,675)	(4,742)	1,067	(22.5)%
Interest income	15,192	7,467	7,725	103.5%
Equity in earnings and dividend income from unconsolidated real estate entities	22,361	11,274	11,087	98.3%
Income tax expense	(13,810)	(11,308)	(2,502)	22.1%
Total other expense, net	$(130,483)	$(182,630)	$52,147	(28.6)%

Gain on Real Estate Transactions — The gain of $18,075 for the year ended December 31, 2020 was primarily the result of the sale of four properties in Florida for a total sales price of $46,592. The gain of $1,205 for the year ended December 31, 2019, was a result of the sale of one property in New York for $11,272.

Interest Expense—The decrease in interest expense during the year ended December 31, 2020 was primarily the result of a lower average interest rate when compared to the same period in the prior year. Information on the total face value of debt and the average interest rate for each quarter during the years ended December 31, 2020 and December 31, 2019 is set forth in the following table:

	For the Three Months Ended December 31,		For the Three Months Ended September 30,		For the Three Months Ended June 30,		For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Total face value of debt	$5,767,771	$5,076,501	$5,302,752	$4,844,620	$5,103,812	$5,072,936	$5,151,993	$5,039,286
Average interest rate	2.7%	3.3%	3.0%	3.4%	3.0%	3.5%	3.1%	3.5%
Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The exchangeable senior notes both had an effective interest rate of 4.0% relative to the carrying amount of the liability. As of December 31, 2020 the exchangeable senior notes were paid off in full.
Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions, interest earned on bridge loans and debt securities and income earned on notes receivable from common and preferred Operating Partnership unit holders. In late 2018 we began to provide bridge financing on completed properties owned by third parties that we manage. The total principal balance of bridge loans receivable as of December 31, 2020 was $187,368, compared to $43,586 as of December 31, 2019. We also purchased a senior mezzanine note receivable with a principal amount of $103,000 in July 2020. The increase in interest income during the year ended December 31, 2020 was primarily the result of interest earned on these loans as well as interest earned from our investment in preferred stock of Jernigan Capital, Inc. ("JCAP"), in connection with the acquisition of JCAP by affiliates of NexPoint Advisors, L.P., which was purchased in November 2020 for $300,000.
Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated real estate ventures. In joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits, as applicable. Dividend income represents dividends from our investment in convertible preferred stock of SmartStop, which was purchased in October 2019 for $150,000 with another $50,000 invested in October 2020. The increase in earnings for the year ended December 31, 2020 is due primarily to the dividend income related to the SmartStop preferred stock.
Income Tax Expense— For the year ended December 31, 2020, the increase in income tax expense was the result of an increase in income earned by our TRS when compared to the same period in the prior year.
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The results of operations for the years ended December 31, 2019 compared to December 31, 2018 was included in our Annual Report on Form 10-K for the year ended December 31, 2019 on page 18, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 25, 2020.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$481,779	$419,967	$415,289

Adjustments:
Real estate depreciation	214,345	206,257	193,587
Amortization of intangibles	1,900	5,957	8,340
Gain on real estate transactions	(18,075)	(1,205)	(30,807)
Unconsolidated joint venture real estate depreciation and amortization	9,021	8,044	7,064
Distributions paid on Series A Preferred Operating Partnership units	(2,288)	(2,288)	(2,288)
Income allocated to Operating Partnership noncontrolling interests	35,803	31,156	31,791
Funds from operations attributable to common stockholders and unit holders	$722,485	$667,888	$622,976

SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
Our same-store pool for the periods presented consists of 859 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio:

	For the Year Ended December 31,		Percent
	2020	2019	Change
Same-store rental revenues	$1,079,486	$1,080,781	(0.1)%
Same-store operating expenses	$309,550	$305,508	1.3%
Same-store net operating income	$769,936	$775,273	(0.7)%

Same-store square foot occupancy as of quarter end	94.8%	92.4%

Properties included in same-store	859	859

Same-store revenues for the year ended December 31, 2020 were essentially flat, due to higher average occupancy, partially offset by lower rental rates to existing customers, lower late fees and higher bad debt expense related to non-paying tenants. Expenses were higher for the year ended December 31, 2020, primarily due to increases in payroll, marketing expenses and property taxes partially offset by reduced utilities expense and repairs and maintenance.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2020	2019
Net Income	$517,582	$451,123
Adjusted to exclude:
Gain on real estate transactions	(18,075)	(1,205)
Equity in earnings and dividend income from unconsolidated real estate entities	(22,361)	(11,274)
Interest expense	172,301	191,268
Depreciation and amortization	224,444	219,857
Income tax expense	13,810	11,308
General and administrative	96,594	89,418
Management fees, other income and interest income	(67,321)	(57,357)
Net tenant insurance	(120,067)	(99,011)
Non-same store rental revenue	(78,036)	(49,396)
Non-same store operating expense	51,065	30,542
Total Same-store net operating income	$769,936	$775,273

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The same store results for the years ended December 31, 2019 compared to December 31, 2018 was included in our Annual Report on Form 10-K for the year ended December 31, 2019 on page 22, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 25, 2020.

CASH FLOWS

Cash flows from operating activities increased as expected due to our continued growth in revenues and through the increase in the number of properties we own and operate. Cash flows used in investing activities relate primarily to our acquisitions and development of new stores, sales of stores, investments in unconsolidated real estate entities and notes receivable from bridge loans, and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$771,232	$707,686	$677,795
Net cash used in investing activities	$(955,427)	$(621,630)	$(443,898)
Net cash provided by (used in) financing activities	$241,471	$(88,013)	$(247,251)

Significant components of net cash flow included:
Net income	$517,582	$451,123	$447,080
Depreciation and amortization	$224,444	$219,857	$209,050
Acquisition, development and redevelopment of stores	$(387,448)	$(403,211)	$(487,065)
Gain on real estate transactions	$(18,075)	$(1,205)	$(30,807)
Investment in unconsolidated real estate entities	$(64,792)	$(197,759)	$(65,500)
Issuance and purchase of notes receivable	$(313,355)	$(185,993)	$(13,850)
Investment in debt securities	$(300,000)	$—	$—
Proceeds from sale of notes receivable	$62,764	$—	$—
Proceeds from the sale of common stock, net of offering costs	$103,468	$198,827	$90,231
Net proceeds from our debt financing and repayment activities	$1,266,270	$205,267	$134,244
Repurchase of common stock	$(67,873)	$—	$—
Dividends paid on common stock	$(467,765)	$(458,114)	$(424,907)

We believe that cash flows generated by operations, along with our existing cash and cash equivalents, the availability of funds under our existing lines of credit, and our access to capital markets will be sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. These cash needs include operating expenses, monthly debt service payments, recurring capital expenditures, acquisitions, funding for new notes receivable for bridge loans, building redevelopments and expansions, distributions to unit holders and dividends to stockholders necessary to maintain our REIT qualification.

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

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
We will continue to employ leverage in our capital structure in amounts reviewed from time to time by our board of directors. Although our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, we will consider factors including but not limited to:

•the interest rate of the proposed financing;
•the extent to which the financing impacts flexibility in managing our stores;
•prepayment penalties and restrictions on refinancing;
•the purchase price of stores acquired with debt financing;
•long-term objectives with respect to the financing;
•target investment returns;
•the ability of particular stores, and our company as a whole, to generate cash flow sufficient to cover expected debt service payments;
•overall level of consolidated indebtedness;
•timing of debt maturities;
•provisions that require recourse and cross-collateralization; and
•corporate credit ratios including fixed charge coverage ratio and max secured/unsecured indebtedness.
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
As of December 31, 2020, we had $109,124 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2020 and 2019, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
As of December 31, 2020, we had $5,767,771 face value of debt, resulting in a debt to total enterprise value ratio of 27.5%. As of December 31, 2019, we had $5,076,501 face value of debt, resulting in a debt total enterprise value ratio of 25.9%. As of December 31, 2020, the ratio of total fixed-rate debt and other instruments to total debt was 63.1% (including $2,091,269 on which we have interest rate swaps that have been included as fixed-rate debt). As of December 31, 2019, the ratio of total fixed-rate debt and other instruments to total debt was 78.7% (including $2,290,356 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of total debt at December 31, 2020 and 2019 was 2.7% and 3.3%, respectively.
In July 2019, we obtained a BBB/Stable rating from S&P and in January 2021 we received a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to preserve such ratings. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2020.
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
Our liquidity needs consist primarily of operating expenses, monthly debt service payments, recurring capital expenditures, distributions to unit holders and dividends to stockholders necessary to maintain our REIT qualification. We may from time to time seek to repurchase our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, we evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We may also use Operating Partnership units as currency to fund acquisitions from self-storage owners who desire tax-deferral in their exiting transactions.

CONTRACTUAL OBLIGATIONS
As of December 31, 2020, the weighted average interest rate for all fixed rate debt was 3.4%, and the weighted average interest rate on all variable rate debt was 1.6%.
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
As of December 31, 2020, we had approximately $5,767,771 in total face value debt, of which approximately $2,130,551 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $21,306 annually.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extra Space Storage, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extra Space Storage, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

Purchase price allocation

Description of the Matter
For the year ended December 31, 2020, the Company completed the acquisition of 23 self-storage properties (“stores”) for a total purchase price of $296.7 million. As further discussed in Note 2 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated to the real estate assets acquired based on their relative fair values, which are estimated using unobservable inputs.

Auditing the accounting for the Company’s 2020 acquisitions of stores was subjective because in determining the fair value of acquired land and buildings, the Company had to rely on unobservable inputs due to the lack of available directly comparable market information. In particular, the fair value estimates were sensitive to assumptions such as price of land per square foot, and current replacement cost estimates, including adjustments for the age, class, height, square footage, condition, location, and turnkey factor associated with the acquired assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired stores, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land and building assets, including the controls over the review of the valuation models and the underlying assumptions used to develop such estimates.

For the 2020 store acquisitions described above, our procedures included evaluating the Company’s valuation methodologies and testing the significant assumptions used to determine the fair value of the assets acquired. We tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost of buildings and comparing the adjustments for the age, class, height, square footage, condition, location, and turnkey factor with the acquired assets to industry publications. We also compared significant assumptions, including prices per square foot to third-party sources such as recent land sales. For certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales and replacement cost assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Salt Lake City, Utah
February 26, 2021

Extra Space Storage Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets:
Real estate assets, net	$7,893,802	$7,696,864
Real estate assets - operating lease right-of-use assets	252,172	264,643
Investments in unconsolidated real estate entities	397,444	338,054
Investments in debt securities and notes receivable	593,810	43,586
Cash and cash equivalents	109,124	65,746
Restricted cash	18,885	4,987
Other assets, net	130,611	118,497
Total assets	$9,395,848	$8,532,377
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,797,303	$4,318,973
Exchangeable senior notes, net	—	569,513
Revolving lines of credit	949,000	158,000
Operating lease liabilities	263,485	274,783
Cash distributions in unconsolidated real estate ventures	47,126	45,264
Accounts payable and accrued expenses	130,012	111,382
Other liabilities	272,798	132,768
Total liabilities	6,459,724	5,610,683
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 131,357,961 and 129,534,407 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,314	1,295
Additional paid-in capital	3,000,458	2,868,681
Accumulated other comprehensive loss	(99,093)	(28,966)
Accumulated deficit	(354,900)	(301,049)
Total Extra Space Storage Inc. stockholders' equity	2,547,779	2,539,961
Noncontrolling interest represented by Preferred Operating Partnership units, net	172,052	175,948
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	216,293	205,785
Total noncontrolling interests and equity	2,936,124	2,921,694
Total liabilities, noncontrolling interests and equity	$9,395,848	$8,532,377
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Operations
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Property rental	$1,157,522	$1,130,177	$1,039,340
Tenant reinsurance	146,561	128,387	115,507
Management fees and other income	52,129	49,890	41,757
Total revenues	1,356,212	1,308,454	1,196,604
Expenses:
Property operations	360,615	336,050	291,695
Tenant reinsurance	26,494	29,376	25,707
General and administrative	96,594	89,418	81,256
Depreciation and amortization	224,444	219,857	209,050
Total expenses	708,147	674,701	607,708
Gain on real estate transactions	18,075	1,205	30,807
Income from operations	666,140	634,958	619,703
Interest expense	(168,626)	(186,526)	(178,436)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(3,675)	(4,742)	(4,687)
Interest income	15,192	7,467	5,292
Income before equity in earnings of unconsolidated real estate ventures and income tax expense	509,031	451,157	441,872
Equity in earnings and dividend income from unconsolidated real estate entities	22,361	11,274	14,452
Income tax expense	(13,810)	(11,308)	(9,244)
Net income	517,582	451,123	447,080
Net income allocated to Preferred Operating Partnership noncontrolling interests	(12,882)	(12,492)	(13,995)
Net income allocated to Operating Partnership and other noncontrolling interests	(22,921)	(18,664)	(17,796)
Net income attributable to common stockholders	$481,779	$419,967	$415,289
Earnings per common share
Basic	$3.71	$3.27	$3.29
Diluted	$3.71	$3.24	$3.27
Weighted average number of shares
Basic	129,541,531	128,203,568	126,087,487
Diluted	129,584,829	136,433,769	133,159,033
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$517,582	$451,123	$447,080
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(73,686)	(66,843)	1,430
Total comprehensive income	443,896	384,280	448,510
Less: comprehensive income attributable to noncontrolling interests	32,244	27,929	31,861
Comprehensive income attributable to common stockholders	$411,652	$356,351	$416,649
See accompanying notes

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2017	$159,636	$213,301	$119	126,007,091	$1,260	$2,569,485	$33,290	$(253,284)	$2,723,807
Issuance of common stock upon the exercise of options	—	—	—	54,575	—	1,169	—	—	1,169
Restricted stock grants issued	—	—	—	85,066	1	—	—	—	1
Restricted stock grants cancelled	—	—	—	(11,771)	—	—	—	—	—
Issuance of common stock, net of offering costs		—	—	933,789	10	90,221	—	—	90,231
Compensation expense related to stock-based awards	—	—	—	—	—	11,176	—	—	11,176
Repayment of receivable for preferred operating units pledged as collateral on loan	495	—	—	—	—	—	—	—	495
Issuance of Operating Partnership units in conjunction with acquisitions		1,877	—	—	—	—	—	—	1,877
Redemption of Operating Partnership units for stock	—	(1,337)	—	35,000	—	1,337	—	—	—
Redemption of Operating Partnership units for cash	—	(1,126)	—	—	—	(1,432)	—	—	(2,558)
Conversion of Preferred C Units in the Operating Partnership for Common Operating Partnership Units	(6,851)	6,851	—	—	—	—	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	122	—	—	—	—	—	122
Repurchase of equity portion of 2013 exchangeable senior notes	—	—	—	—	—	(31,251)	—	—	(31,251)
Net income (loss)	13,995	17,797	(1)	—	—	—	—	415,289	447,080
Other comprehensive income	12	58	—	—	—	—	1,360	—	1,430
Distributions to Operating Partnership units held by noncontrolling interests	(14,191)	(19,059)	—	—	—	—	—	—	(33,250)
Dividends paid on common stock at $3.36 per share	—	—	—	—	—	—	—	(424,907)	(424,907)
Balances at December 31, 2018	$153,096	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2018	$153,096	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422
Issuance of common stock upon the exercise of options	—	—	—	211,057	3	3,060	—	—	3,063
Restricted stock grants issued	—	—	—	109,081	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(8,863)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	1,779,200	19	198,808	—	—	198,827
Compensation expense related to stock-based awards	—	—	—	—	—	13,051	—	—	13,051
Repayment of receivable for preferred operating units pledged as collateral on loan	—	1,211	—	—	—	—	—	—	1,211
Redemption of Operating Partnership units for stock	—	(13,057)	—	340,182	—	13,057	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	28,022	—	—	—	—	—	—	—	28,022
Conversion of Preferred C Units in the Operating Partnership for Common Operating Partnership Units	(4,374)	4,374	—	—	—	—	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	173	—	—	—	—	—	173
Net income (loss)	12,492	18,711	(47)	—	—	—	—	419,967	451,123
Other comprehensive loss	(407)	(2,820)	—	—	—	—	(63,616)	—	(66,843)
Distributions to Operating Partnership units held by noncontrolling interests	(12,881)	(21,362)	—	—	—	—	—	—	(34,243)
Dividends paid on common stock at $3.56 per share	—	—	—	—	—	—	—	(458,114)	(458,114)
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)	$2,921,694

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)	$2,921,694
Issuance of common stock upon the exercise of options	—	—	—	134,930	1	4,758	—	—	4,759
Issuance of common stock in connection with share based compensation	—	—	—	143,187	1	16,280	—	—	16,281
Restricted stock grants cancelled	—	—	—	(5,083)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	899,048	9	103,459	—	—	103,468
Buyback of common stock, net of offering costs	—	—	—	(826,797)	(8)	—	—	(67,865)	(67,873)
Redemption of Operating Partnership units for stock	—	(4,572)	—	123,993	1	4,571	—	—	—
Repurchase of equity portion of 2015 exchangeable senior notes	—	—	—	1,323,781	14	(14)	—	—	—
Repayment of receivable with Preferred operating units pledged as collateral on loan	—	16,213	—	—	—	—	—	—	16,213
Redemption of Preferred B Units in the Operating Partnership for cash	(1,000)	—	—	—	—	—	—	—	(1,000)
Redemption of Preferred D Units in the Operating Partnership for stock	(2,724)	—	—	30,495	1	2,723	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	66	—	—	—	—	—	66
Net income (loss)	12,882	22,952	(31)	—	—	—	—	481,779	517,582
Other comprehensive loss	(456)	(3,103)	—	—	—	—	(70,127)	—	(73,686)
Distributions to Operating Partnership units held by noncontrolling interests	(12,598)	(21,017)	—	—	—	—	—	—	(33,615)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(467,765)	(467,765)
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124

See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$517,582	$451,123	$447,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,444	219,857	209,050
Amortization of deferred financing costs	9,386	11,989	14,286
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	3,675	4,742	4,687
Non-cash lease expense	1,173	1,064	—
Compensation expense related to stock-based awards	16,281	13,051	11,176
Accrual of interest income added to principal of debt securities and notes receivable	(8,059)	—	—
Gain on real estate transactions	(18,075)	(1,205)	(30,807)
Distributions from unconsolidated real estate ventures in excess of earnings	6,893	6,358	6,867
Changes in operating assets and liabilities:
Other assets	(19,674)	(12,482)	(1,664)
Accounts payable and accrued expenses	17,974	15,522	2,736
Other liabilities	19,632	(2,333)	14,384
Net cash provided by operating activities	771,232	707,686	677,795
Cash flows from investing activities:
Acquisition of real estate assets	(320,148)	(349,494)	(426,388)
Development and redevelopment of real estate assets	(67,300)	(53,717)	(60,677)
Proceeds from sale of real estate assets	44,024	11,254	52,458
Investment in unconsolidated real estate entities	(64,792)	(197,759)	(65,500)
Return of investment in unconsolidated real estate ventures	371	3,982	49,130
Issuance and purchase of notes receivable	(313,355)	(185,993)	(13,850)
Investment in debt securities	(300,000)	—	—
Proceeds from sale of notes receivable	62,764	—	—
Principal payments received from notes receivable	10,102	157,861	25,226
Purchase of equipment and fixtures	(7,093)	(7,764)	(4,297)
Net cash used in investing activities	(955,427)	(621,630)	(443,898)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	103,468	198,827	90,231
Proceeds from notes payable and revolving lines of credit	3,281,000	2,214,000	1,413,030
Principal payments on notes payable and revolving lines of credit	(2,014,730)	(1,977,805)	(1,109,854)
Principal payments on notes payable to trusts	—	(30,928)	(88,662)
Deferred financing costs	(4,052)	(2,986)	(12,302)
Repurchase of exchangeable senior notes	(575,000)	—	(80,270)
Net proceeds from exercise of stock options	4,759	3,063	1,169
Repurchase of common stock	(67,873)	—	—
Proceeds from principal payments on note receivable collateralized by Preferred OP Units	16,213	—	—
Redemption of Operating Partnership units held by noncontrolling interests	(1,000)	—	(2,558)
Contributions from noncontrolling interests	66	173	122
Dividends paid on common stock	(467,765)	(458,114)	(424,907)
Distributions to noncontrolling interests	(33,615)	(34,243)	(33,250)
Net cash provided by (used in) financing activities	241,471	(88,013)	(247,251)
Net increase (decrease) in cash, cash equivalents, and restricted cash	57,276	(1,957)	(13,354)
Cash, cash equivalents, and restricted cash, beginning of the period	70,733	72,690	86,044
Cash, cash equivalents, and restricted cash, end of the period	$128,009	$70,733	$72,690

Supplemental schedule of cash flow information
Interest paid	$159,597	$174,155	$159,474
Income taxes paid	5,181	10,359	730
Supplemental schedule of noncash investing and financing activities:

Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(4,005)	$(13,057)	$(1,337)
Common stock and paid-in capital	4,005	13,057	1,337
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$8,014	$277,557	$—
Operating lease liabilities	(8,014)	(286,914)	—
Accounts payable and accrued expenses	—	9,357	—
Acquisitions of real estate assets
Real estate assets, net	$(41,491)	$21,066	$88,842
Value of Operating Partnership units issued	—	—	(1,877)
Notes payable assumed	—	(17,157)	(87,500)
Investment in unconsolidated real estate ventures	—	(2,780)	535
Finance lease liability	41,491	—	—
Net liabilities assumed	—	(1,129)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$656	$2,203	$778
Development and redevelopment of real estate assets	—	1,601	554
Accounts payable and accrued expenses	(656)	(3,804)	(1,332)
Contribution of Preferred OP Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$—	$(28,022)	$—
Value of Preferred Operating Partnership units issued	—	28,022	—
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$(2,724)	$—	$—
Additional paid-in capital	2,724	—	—
Issuance of Preferred OP Units for additional investment in unconsolidated real estate venture
Preferred OP Units	$—	$4,374	$6,851
Common OP Units	—	(4,374)	(6,851)

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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2020, the Company had direct and indirect equity interests in 1,197 storage facilities. In addition, the Company managed 724 stores for third parties bringing the total number of stores which it owns and/or manages to 1,921. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
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
The Company has concluded that under certain circumstances when the Company enters into arrangements for the formation of joint ventures or when entering into a new bridge loan agreement, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. As of December 31, 2020 and 2019, the Company had no consolidated VIEs.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$—	$—	$—
Other liabilities - Cash flow hedge swap agreements	$98,325	$—	$98,325	$—
There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2020. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2020 or 2019.

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
The Company assesses annually whether there are any indicators that the value of the Company’s investments in unconsolidated real estate entities may be impaired and when events or circumstances indicate that there may be impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.
As of December 31, 2020 and 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, revolving lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2020 and 2019, approximate fair value.
The fair values of the Company’s notes receivable and notes receivable from Preferred Operating Partnership unit holders were based on the discounted estimated future cash flow of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality. The fair value of the Company’s exchangeable senior notes was estimated using an average market price for similar securities obtained from a third party.
The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$102,333	$102,311	$116,184	$118,524
Fixed rate notes receivable	$114,145	$104,000	$—	$—
Fixed rate notes payable	$3,816,530	$3,637,220	$3,511,151	$3,417,928
Exchangeable senior notes	$—	$—	$673,831	$575,000

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
The purchase of stores are considered asset acquisitions. As such, the purchase price is allocated to the real estate assets acquired based on their relative fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their relative fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Any debt assumed as part of the acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transactions costs are capitalized as part of the purchase price.

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
Investments in Unconsolidated Real Estate Entities
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company's noncontrolling interest in real estate joint ventures that own stores and the Company's interest in preferred stock of SmartStop Self Storage REIT, Inc. ("SmartStop"). The Company’s investments in real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements.
Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “nature of distribution” approach for classification of distributions from joint ventures. Under this approach, cash flows are classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow from operating activities) or a return of investment (classified as a cash inflow from investing activities).
The Company evaluated its investments in preferred stock of non-public real estate entities and determined it did not have significant influence over the entity, and the investment in preferred stock does not have a readily determinable fair value, therefore it has been recorded at the transaction price. The Company periodically evaluates the investment for impairment. No impairment indicators were noted as of December 31, 2020.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Investments in Debt Securities and Notes Receivable
The Company accounts for its investment in debt securities and loans receivable at amortized cost. The Company recognizes interest income related to the debt securities and notes receivable using the effective interest method, with deferred fees and costs amortized over the lives of the related loans as yield adjustment. Additionally, the discount related to purchased notes receivable is being amortized to interest income over the remaining period of the notes.
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
Other Assets
Other assets consist of equipment and fixtures, capitalized software, rents receivable from our tenants, other receivables, other intangible assets, deferred tax assets, prepaid expenses and the fair value of interest rate swaps. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. The Company capitalizes certain costs during the application development stage when developing software for internal use. As of December 31, 2020 and 2019, unamortized software costs were $22,708 and $22,354, respectively. During the year ended December 31, 2020, the Company recorded amortization expense of $1,571 relating to capitalized software costs. No significant amortization of software costs was recorded prior to 2020 as the software was still in the application development stage.
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
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of 2,000 dollars to 10,000 dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2020, the average insurance coverage for tenants was approximately 3,100 dollars. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant. The Company purchases reinsurance for losses exceeding a set amount for any one event. The Company does not currently have any amounts recoverable under the reinsurance arrangements.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the years ended December 31, 2020, 2019 and 2018, the number of individual claims made were 8,890, 7,911 and 8,088, respectively (claim numbers not in thousands).
The following table presents information on the portion of the Company’s unpaid claims liability, which is included in other liabilities on the Company's consolidated balance sheets, that relates to tenant insurance for the periods indicated:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2020	2019	2018
Unpaid claims liability at beginning of year	$8,109	$7,326	$5,167
Claims and claim adjustment expense for claims incurred in the current year	14,534	16,280	15,800
Claims and claim adjustment expense (benefit) for claims incurred in the prior years	(1,351)	98	107
Payments for current year claims	(9,697)	(11,352)	(11,010)
Payments for prior year claims	(3,301)	(4,243)	(2,738)
Unpaid claims liability at the end of the year	$8,294	$8,109	$7,326
Advertising Costs
The Company incurs advertising costs primarily attributable to digital and other advertising. These costs are expensed as incurred. The Company recognized $28,336, $25,106 and $16,153 in advertising expense for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, the Company would be subject to U.S. federal corporate income tax on all of its taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2020, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
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
The Company has elected to treat certain corporate subsidiaries, including Extra Space Management, Inc. (“ESMI”), as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal corporate income tax and may also be subject to state and local income taxes. ESM Reinsurance Limited, a wholly-owned subsidiary of ESMI, generates income from insurance premiums that are subject to U.S. federal corporate income tax and state insurance premiums tax.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2020 and 2019, there were no material unrecognized tax benefits. Interest and penalties relating

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2020 and 2019, the Company had no interest or penalties related to uncertain tax provisions.
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
In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the years ended December 31, 2020 and 2019, there were no anti-dilutive shares outstanding. For the year ended December 31, 2018, options to purchase approximately 36,075 shares of common stock were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price of $103.62 for the year ended December 31, 2020.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2020	2019	2018
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	5,853,814	—	—
Series A Units (Variable Only)	875,480	—	—
Series B Units	400,771	393,189	464,033
Series C Units (1)	—	—	312,075
Series D Units	1,143,547	1,081,369	1,019,524
	8,273,612	1,474,558	1,795,632
(1) The remainder of the Series C Units were converted to OP Units on April 25, 2019.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding prior to their redemption in November 2020. The 2015 Notes could potentially have had a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.
Though the Company has retained that right, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the year ended December 31, 2020, the Company had repaid the principal and accrued interest of its 2015 Notes, and therefore, no shares relating to the 2015 Notes were included in the computation of diluted earnings per share. For the years ended December 31, 2019 and 2018, 993,114 and zero shares, respectively, related to the 2015 Notes were included in the computation of diluted earnings per share.
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

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$481,779	$419,967	$415,289
Earnings and dividends allocated to participating securities	(706)	(680)	(723)
Earnings for basic computations	481,073	419,287	414,566
Earnings and dividends allocated to participating securities	—	680	723
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	—	23,727	22,831
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	(2,288)	(2,288)
Net income for diluted computations	$481,073	$441,406	$435,832

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	129,541,531	128,203,568	126,087,487
OP Units	—	6,006,114	5,675,547
Series A Units	—	875,480	875,480
Unvested restricted stock awards included for treasury stock method	—	212,402	244,215
Shares related to exchangeable senior notes and dilutive stock options	43,298	1,136,205	276,304
Average number of common shares outstanding - diluted	129,584,829	136,433,769	133,159,033
Earnings per common share
Basic	$3.71	$3.27	$3.29
Diluted	$3.71	$3.24	$3.27
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)," which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

requires entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. ASU 2016-02 became effective for annual and interim periods beginning after December 15, 2018. The Company adopted the standard using the modified retrospective approach as of January 1, 2019. The Company elected the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The Company also elected the practical expedient provided in a subsequent amendment to ASU 2016-02 that removed the requirement to separate lease and non-lease components. The Company did not record a significant cumulative catch-up adjustment upon the adoption of ASC 2016-02. The primary impact was related to the Company's 22 operating ground leases and two corporate facility leases under which it served as lessee as of the adoption date. The Company recognized lease liabilities totaling $104,863 and right-of-use assets related to operating leases totaling $95,506 as of the adoption date. Refer to footnote 14 for further discussion of the Company's leases.
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
3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2020	December 31, 2019
Land - operating	$1,952,097	$1,935,551
Land - development	3,372	3,372
Buildings, improvements and other intangibles	7,357,033	7,047,654
Right of use asset - finance lease	58,148	8,050
Intangible assets - tenant relationships	124,695	122,489
Intangible lease rights	12,443	12,443
	9,507,788	9,129,559
Less: accumulated depreciation and amortization	(1,681,429)	(1,473,852)
Net operating real estate assets	7,826,359	7,655,707
Real estate under development/redevelopment	67,443	41,157
Net real estate assets	$7,893,802	$7,696,864
Real estate assets held for sale included in net real estate assets	$103,624	$2,947

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of December 31, 2020, the Company had 16 stores classified as held for sale. The estimated fair value less selling costs of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded related to these assets. Assets held for sale are included in the self-storage operations segment of the Company’s segment information.
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $2,258, $6,614, and $9,050 for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining balance of the unamortized lease rights will be amortized over the next eight to 41 years. Accumulated amortization related to intangibles was $129,385 and $127,712 as of December 31, 2020 and 2019, respectively.
4.     PROPERTY ACQUISITIONS AND DISPOSITIONS

The following table shows the Company’s acquisitions of stores for the years ended December 31, 2020 and 2019. The table excludes purchases of raw land or improvements made to existing assets.

		Consideration Paid						Total
Quarter	Number of Stores	Total	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Real estate assets
Total 2020	23	$296,725	$254,111	$—	$41,491	$—	$1,123	$296,725

Total 2019	21	$300,379	$279,313	$17,157	$—	$2,780	$1,129	$300,379

(1)Store acquisitions during the year ended December 31, 2020 include the acquisition of three stores that were subject to finance land leases. The right-of-use assets associated with these leases are included in real estate assets above.
(2)Store acquisitions during the year ended December 31, 2019 include the acquisition of 12 stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' remaining equity interests in the joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. No gain or loss was recognized as a result of these acquisitions.
Store Disposals

On December 18, 2020, the Company sold four stores located in Florida that had been classified as held for sale for a total sale price of $46,592. The Company recorded a gain on the sale of $19,600.

On April 11, 2019, the Company sold a store located in New York that had been classified as held for sale for $11,272 in cash. The Company recorded a gain on the sale of $1,205.

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
Net Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	December 31,
				2020	2019
PR EXR Self Storage, LLC	5	25%	40%	$60,092	$59,391
WICNN JV LLC (3)	10	10%	35%	36,032	36,552
VRS Self Storage, LLC	16	45%	54%	17,186	17,639
ESS-NYFL JV LP	11	16%	26%	12,211	13,320
GFN JV, LLC (3)	7	10%	30%	18,397	12,168
PRISA Self Storage LLC	85	4%	4%	8,815	9,133
Alan Jathoo JV LLC	9	10%	10%	7,780	7,977
Storage Portfolio III JV LLC	5	10%	30%	5,726	3,995
ESS Bristol Investments LLC	8	10%	30%	2,810	3,046
Extra Space Northern Properties Six LLC	10	10%	35%	(2,541)	(2,091)
Storage Portfolio II JV LLC	36	10%	30%	(5,441)	(4,827)
Storage Portfolio I LLC	24	34%	49%	(39,144)	(38,345)
Other minority owned stores	21	10-50%	19-50%	28,395	24,832
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	247			350,318	292,790
(1)Includes pro-rata equity ownership share and promoted interest.
(2)In October 2019, the Company invested $150,000 in shares of newly issued convertible preferred stock of SmartStop, with an additional commitment to purchase up to $50,000 of the preferred shares over the 12 months after the original purchase. In October 2020 the Company purchased the additional $50,000 in SmartStop convertible preferred stock that was previously committed. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included in equity in earnings and dividend income from unconsolidated real estate entities on the Company's consolidated statements of operations.
(3)The Company had $31,500 and $15,450 of preferred equity in the WICNN JV LLC and GFN JV, LLC joint ventures, respectively, as of December 31, 2020. The Company earns an 8.0% return on its preferred equity in these joint ventures, which has priority over other distributions.
In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2020, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company entered into several new unconsolidated real estate ventures during the years ended December 31, 2019 and 2018. The Company did not enter into any new joint ventures during the year ended December 31, 2020. The Company accounts for its investment in the following ventures under the equity method of accounting. Information about these real estate ventures is summarized as follows:

	Number of Stores	Equity ownership %	Total initial investment
For the Year Ended December 31, 2019	16	10.0% - 50.0%	$19,663
For the Year Ended December 31, 2018	28	10.0% - 25.0%	$63,723

During the year ended December 31, 2020, the Company contributed a total of $14,792 to its existing joint ventures primarily relating to the purchase of one operating store and five stores acquired at the issuance of certificate of occupancy as well as for other operational and capital needs.

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
Equity in earnings and dividend income from unconsolidated real estate entities consists of the following:

	For the Year Ended December 31,
	2020	2019	2018
Dividend income from SmartStop preferred stock	$9,968	$1,636	$—
Equity in earnings of PRISA Self Storage LLC	2,229	2,327	2,338
Equity in earnings of Storage Portfolio II JV LLC	559	291	79
Equity in earnings of Storage Portfolio I LLC	1,636	1,809	1,886
Equity in earnings of VRS Self Storage, LLC	3,509	3,583	3,640
Equity in earnings of ESS-NYFL JV LLC	(331)	(96)	—
Equity in earnings of WICNN JV LLC	1,878	1,373	622
Equity in earnings of Extra Space Northern Properties Six LLC	1,088	1,091	1,014
Equity in earnings of Alan Jathoo JV LLC	57	(47)	(12)
Equity in earnings of Bristol Investments LLC	(67)	(262)	(152)
Equity in earnings of GFN JV, LLC	788	450	22
Equity in earnings of PR EXR Self Storage, LLC	(211)	(443)	(75)
Equity in earnings of WCOT Self Storage LLC	—	—	359
Equity in earnings of Extra Space West Two LLC	—	—	1,042
Equity in earnings of Extra Space West One LLC	—	—	2,526
Equity in earnings of other minority owned stores	1,258	(438)	1,163
	$22,361	$11,274	$14,452
Equity in earnings of certain of our joint ventures includes the amortization of the Company’s excess purchase price of $25,251 of these equity investments over its original basis. The excess basis is amortized over forty years.
The Company provides management services to joint ventures for a fee. Management fee revenues for affiliated real estate joint ventures for the years ended December 31, 2020, 2019 and 2018 were $15,657, $14,624 and $12,650, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

6.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	December 31, 2020	December 31, 2019
Debt securities - NexPoint Series A Preferred Stock	$200,000	$—
Debt securities - NexPoint Series B Preferred Stock	100,000	—
Notes Receivable-Bridge Loans	187,368	43,586
Notes Receivable-Senior Mezzanine Loan	101,553	—
Dividends Receivable	4,889	—
	$593,810	$43,586

In November 2020, the Company invested $300,000 in the preferred stock of JCAP in connection with the acquisition of JCAP by affiliates of NexPoint Advisors, L.P. This investment consists of 200,000 Series A Preferred Shares valued at total of $200,000, and 100,000 Series B Preferred Shares valued at a total of $100,000. The JCAP preferred stock is mandatorily redeemable after five years, with two one-year extension options. NexPoint may redeem the Preferred Shares at any time, subject to certain prepayment penalties. The Company accounts for the JCAP preferred stock as a held to maturity debt security at amortized cost. The Series A Preferred Shares and the Series B Preferred Shares have initial dividend rates of 10.0% and 12.0%, respectively. If the investment isn't retired after five years, the preferred dividends increase annually.
The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of primary mortgage and mezzanine loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables and keep the mezzanine receivables to maturity. During the year ended December 31, 2020, the Company sold a total principal amount of $63,088 of its mortgage bridge loans receivable to third parties for a total of $62,764 in cash. Subsequent to December 31, 2020, the Company sold a total of $76,241 principal amount of mortgage bridge loans to third parties for total cash of $75,707.
In July 2020, the Company purchased a senior mezzanine note receivable with a principal amount of $103,000. This note receivable bears interest at 5.5%, and matures in December 2023. The Company paid cash of $101,142 for the loan receivable and accounts for the discount at amortized cost. The discount is being amortized over the term of the loan receivable.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

7.     NOTES PAYABLE AND REVOLVING LINES OF CREDIT
The components of notes payable are summarized as follows:

Notes Payable	December 31, 2020	December 31, 2019	Fixed Rate	Variable Rate	Basis Rate (2)	Maturity Dates
Secured fixed rate notes payable (1)	$1,112,220	$1,365,408	2.53% - 5.85%			February 2021 - February 2030
Secured variable rate notes payable (1)	1,081,551	878,093		1.39% - 2.20%	Libor plus 1.3% - 2.0%	April 2021 - August 2028
Unsecured fixed rate notes payable	2,525,000	2,052,521	2.80% - 4.39%			October 2023 - October 2030
Unsecured variable rate notes payable	100,000	47,480		1.04%	Libor plus 0.9%	Dec 2021
Total	4,818,771	4,343,502
Less: unamortized debt issuance costs	(21,468)	(24,529)
Total	$4,797,303	$4,318,973

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) 30-day USD LIBOR

At December 31, 2020, the terms of the credit agreement originally entered into on October 14, 2016 (the "Credit Agreement") and amended and restated on December 7, 2018, July 1, 2019, and December 20, 2019, are as follows:

	Debt Capacity	Maturity Date
Revolving Credit Facility	$650,000	January 2023
Tranche 1 Term Loan Facility (1)	480,000	January 2024
Tranche 2 Term Loan Facility (1)	220,000	October 2023
Tranche 3 Term Loan Facility (1)	245,000	January 2025
Tranche 4 Term Loan Facility (1)	255,000	June 2026
	$1,850,000
(1) The term loan amounts have been fully drawn as of December 31, 2020.

The Company may request an extension of the term of the Revolving Credit Facility for up to two additional periods of six months each, after satisfying certain conditions.

As of December 31, 2020, amounts outstanding under the Revolving Credit Facility bore interest at floating rates, at the Company’s option, equal to either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the Eurodollar rate plus 1.00%. Per the Credit Agreement, the applicable Eurodollar rate margin and applicable base rate margin are based on the Company’s achieved debt rating pursuant to the ‘Investment Grade Election,’ with the Eurodollar rate margin ranging from 0.75% to 2.25% per annum and the applicable base rate margin ranging from 0.00% to 1.25% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of December 31, 2020, the Company was in compliance with all of its financial covenants.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The following table summarizes the scheduled maturities of notes payable, excluding available extensions, at December 31, 2020:

2021	$459,557
2022	584,865
2023	762,925
2024	705,153
2025	524,827
Thereafter	1,781,444
$4,818,771
Real estate assets are pledged as collateral for the secured loans. Of the Company’s $4,818,771 principal amount of notes payable outstanding at December 31, 2020, $1,969,323 was recourse due to guarantees or other security provisions.
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2020
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Origination Date	Maturity	Basis Rate (1)
Credit Line 1 (2)	$102,000	$140,000	1.6%	6/4/2010	7/1/2021	LIBOR plus 1.45%
Credit Line 2 (3)(4)	487,000	650,000	1.0%	12/7/2018	1/29/2023	LIBOR plus 0.9%
Credit Line 3 (4)(5)	$360,000	$400,000	1.5%	6/17/2020	6/17/2021	LIBOR plus 1.2%
	$949,000	$1,190,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. One two-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2020. Rate is subject to change based on our investment grade rating.
(5) Unsecured. One twelve-month extension available.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2020, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2021, the Company estimates that $35,080 will be reclassified as an increase to interest expense.
The following table summarizes the terms of the Company’s 22 derivative financial instruments, which have a total combined notional amount of $2,091,270 as of December 31, 2020:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$33,681 - $238,139	1.07% - 3.87%	7/8/2015 - 3/30/2020	4/1/2021 - 6/29/2026

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:	Fair Value
Other assets	$—	$6,214
Other liabilities	$98,325	$31,400
Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Year Ended December 31,
Type	2020	2019		2020	2019	2018
Swap Agreements	$(100,352)	$(54,680)	Interest expense	$(26,794)	$12,322	$8,258
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $101,662. As of December 31, 2020, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2020, it could have been required to cash settle its obligations under these agreements at their termination value of $101,662.
9.     NOTES PAYABLE TO TRUSTS

The Operating Partnership had three wholly-owned unconsolidated subsidiaries (“Trust", “Trust II”, “Trust III,” together, the "Trusts") that had issued trust preferred securities to third parties and common securities to the Operating Partnership during 2005. The Trusts loaned proceeds from the sale of the preferred and common securities to the Operating Partnership in the form of notes. The Trusts were VIEs because the holders of the equity investment at risk (that is the Trusts' preferred securities) did not have the power to direct the activities of the entities that most significantly affected the entities’ economic performance due to their lack of voting or similar rights. Because the Operating Partnership’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of its loan of the proceeds to the Operating Partnership, that investment was not considered an equity investment at risk. The Operating Partnership’s investment in the Trusts was not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk, and therefore the Operating Partnership was not the primary beneficiary of the Trusts. Since the Company was not the primary beneficiary of the Trusts, they were not consolidated. A debt obligation was recorded in the form of notes for the proceeds as discussed above, which were owed to the Trusts. The Company had also included its investment in the Trusts’ common securities in other assets on the Company's consolidated balance sheets.
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
During the time the notes were outstanding, the Company did not provide financing or other support during the periods presented to the Trusts that it was not previously contractually obligated to provide. The Company’s maximum exposure to loss as a result of its involvement with the Trusts was equal to the total amount of the notes discussed above less the amounts of the Company’s investments in the Trusts’ common securities. The net amount was equal to the notes payable that the Trusts owed to third parties for their investments in the Trusts’ preferred securities.

The Company had no consolidated VIEs during the years ended December 31, 2020 or December 31, 2019.
10.     EXCHANGEABLE SENIOR NOTES
In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs were amortized as an adjustment to interest expense over five years, which represented the estimated term based on the first available redemption date, and were included in exchangeable senior notes, net, in the consolidated balance sheets. The 2015 Notes were general unsecured senior obligations of the Operating Partnership and were fully guaranteed by the Company. Interest was payable on April 1 and October 1 of each year. The Notes bore interest at 3.125% per annum and contained an exchange settlement feature, which provided that the 2015 Notes could, under certain circumstances, be exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option.
The Operating Partnership could redeem the 2015 Notes at any time to preserve the Company’s status as a REIT. In addition, on or after October 5, 2020, the Operating Partnership could redeem the 2015 Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the 2015 Notes. The holders of the 2015 Notes had the right to require the Operating Partnership to repurchase the 2015 Notes for cash, in whole or in part, on October 1 of the years 2020, 2025 and 2030, (unless the Operating Partnership had called the 2015 Notes for redemption), and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest. Additionally, the 2015 Notes could have been exchanged during any calendar quarter, if the last reported sale price of the common stock of the

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Company was greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The Company redeemed all outstanding 2015 Notes on November 2, 2020.
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
GAAP requires entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company therefore accounted for the liability and equity component of the 2015 Notes separately. The equity components were included in paid-in capital in stockholders’ equity in the consolidated balance sheets, and the value of the equity components were treated as original issue discount for purposes of accounting for the debt components. The discount was amortized as interest expense over the remaining period of the debt through its first redemption date, October 1, 2020 for the 2015 Notes. The effective interest rate on the liability components of the 2015 Notes was 4.0%, which approximates the market rate of interest of similar debt without exchange features (i.e. nonconvertible debt) at the time of issuance.
Information about the 2015 Notes, including the total carrying amounts of the equity component, the principal amount of the liability component, the unamortized discount and net carrying amount, was as follows for the periods indicated:

	December 31, 2020	December 31, 2019
Carrying amount of equity component	$—	$22,597
Principal amount of liability component	$—	$575,000
Unamortized discount - equity component	—	(3,675)
Unamortized debt issuance costs	—	(1,812)
Net carrying amount of liability component	$—	$569,513

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the Notes were as follows for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
Contractual interest	$13,476	$17,968	$18,106
Amortization of discount	3,675	4,742	4,687
Total interest expense recognized	$17,151	$22,710	$22,793
Repurchase of 2013 Notes

During the year ended December 31, 2018, the Company repurchased a total principal amount of $49,259 of the 2013 Notes, which represented all of the remaining principal amount outstanding. The Company paid cash of $80,270 for the total of the principal amount and the exchange value in excess of the principal amount.

Repurchase of 2015 Notes

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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company allocated the value of the consideration paid to repurchase the 2013 Notes and the 2015 Notes (1) to the extinguishment of the liability component and (2) to the reacquisition of the equity component. The amount allocated to the extinguishment of the liability component is equal to the fair value of that component immediately prior to extinguishment. The difference between the consideration attributed to the extinguishment of the liability component and the sum of (a) the net carrying amount of the repurchased liability component, and (b) the related unamortized debt issuance costs, is recognized as a gain on debt extinguishment. The remaining settlement consideration is allocated to the reacquisition of the equity component of the repurchased 2013 Notes and 2015 Notes and recognized as a reduction of stockholders’ equity.
Information about the repurchases is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Principal amount repurchased	$575,000	$—	$49,259

Amount allocated to:
Extinguishment of liability component	$575,000	$—	$49,019
Reacquisition of equity component	—	—	31,251
Total consideration paid for repurchase	$575,000	$—	$80,270
Exchangeable senior notes repurchased	$575,000	$—	$49,259
Extinguishment of liability component	(575,000)	—	(49,019)
Discount on exchangeable senior notes	—	—	(230)
Related debt issuance costs	—	—	(10)
Gain/(loss) on repurchase	$—	$—	$—

11.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2020, 131,357,961 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

On May 15, 2019, the Company filed its current $500,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements. Under the terms of the current equity distribution agreements, the Company may from time to time offer and sell shares of common stock, up to the aggregate offering price of $500,000, through its sales agents.

During the year ended December 31, 2020, the Company sold 899,048 shares of common stock under its "at the market" equity program at an average sales price of $116.42 per share, resulting in net proceeds of $103,468. At December 31, 2020, the Company had $193,951 available for issuance under the current equity distribution agreements. Subsequent to year end, the Company sold 585,685 shares of common stock at an average sales price of $115.90, resulting in net proceeds of $67,204.

During the year ended December 31, 2019, the Company sold 1,779,200 shares of common stock at an average sales price of $113.19 per share, resulting in net proceeds of $198,827.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

In November 2017, the Company's board of directors authorized a three-year share repurchase program to allow for the repurchase of shares with an aggregate value up to $400,000. During the year ended December 31, 2020, the Company repurchased 826,797 shares at an average price of $82.09 per share, paying a total of $67,873. On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing the repurchase of shares with an aggregate value up to $400,000, which replaced the Company's prior share repurchase program, which was set to expire on November 8, 2020. As of December 31, 2020, the Company had remaining authorization to repurchase shares with an aggregate value of $400,000.
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

At December 31, 2020 and 2019, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. Noncontrolling interests in Preferred OP Units were presented net of notes receivable from preferred Operating Partnership unit holders of $100,000 as of December 31, 2020 and 2019, respectively, as more fully described below.
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
The Series B Units were issued in 2013 and 2014 and have a liquidation value of $25.00 per unit for a current fixed liquidation value of $40,902 which represents 1,636,087 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units are redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash or shares of its common stock. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
On August 17, 2020, 40,000 Series B Units were redeemed for a total of $1,000 in cash.
Series C Convertible Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units rank junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series C Units were issued in 2013 and 2014 and had a liquidation value of $42.10 per unit. From issuance to the fifth anniversary of issuance, each Series C Unit holder received quarterly distributions equal to the quarterly distribution for common OP Unit plus $0.18. These distributions were cumulative. The Series C Units became redeemable at the option of the holder one year from the date of issuance, which redemption obligation could be satisfied at the Company’s option in cash or shares of its common stock. The Series C Units were convertible into common OP Units at the option of the holder one year from the date of issuance, at a rate of 0.9145 common OP Units per Series C Unit converted. This conversion option expired upon the fifth anniversary of the date of issuance.
In December 2014, the Operating Partnership loaned holders of the Series C Units $20,230. The note receivable, which was collateralized by the Series C Units, bears interest at 5.0% and matures on December 15, 2024. The Series C Units were shown on the balance sheet net of the loan because the borrower under the loan receivable was also the holder of the Series C Units.
On December 1, 2018, certain holders of the Series C Units converted their Series C Units into common OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 common OP Units. As part of this conversion, the holders of the Series C Units agreed to pledge the common OP Units received in the conversion as collateral on the loan receivable to replace the Series C Units that were converted. As of December 31, 2018, the total outstanding balance of the loan receivable was $19,735, of which $8,644 was shown as a reduction of the noncontrolling interests related to the Series C Units and $11,091 was shown as a reduction of the noncontrolling interests related to the common OP Units on the Company's consolidated balance sheets. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $2,311 and $18,524 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2020 and December 31, 2019, respectively. See footnote 13 for further discussion of noncontrolling interests.
Series D Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interest of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have been issued at various times from 2014 to 2019. During the year ended December 31, 2019, the Operating Partnership issued a total of 1,120,924 Series D Units valued at $28,022 in conjunction with joint venture acquisitions.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Series D Units have a liquidation value of $25.00 per unit, for a current fixed liquidation value of $117,362 which represents 4,694,485 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units will become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units until the tenth anniversary of the date of issuance, with the number of common OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
13.     NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.2% majority ownership interest therein as of December 31, 2020. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 5.8% are held by certain former owners of assets acquired by the Operating Partnership.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption. Alternatively, the Company may, at its sole discretion, elect to acquire those OP Units in exchange for shares of its common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. The ten-day average closing stock price at December 31, 2020, was $114.15 and there were 5,800,785 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2020 and the Company elected to pay the OP Unit holders cash, the Company would have paid $662,160 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
OP Units redeemed for common stock	123,993	340,182	35,000
OP Units redeemed for cash	—	—	30,000
Cash paid for OP Units redeemed	$—	$—	$2,558
OP Units issued in conjunction with acquisitions	—	—	21,768
Value of OP Units issued in conjunction with acquisitions	$—	$—	$1,877
OP Units issued upon redemption of Series C Units	—	270,709	373,113
On December 1, 2018, 373,113 common OP Units were issued in the conversion of 407,996 Series C Units. These newly issued OP Units were pledged as collateral on the existing loan receivable to the Series C Unit holders. As a result, noncontrolling interests in the Operating Partnership was reported net of $11,091 of the loan receivable as of December 31, 2018, which represents the portion of the note receivable that is collateralized by the OP Units. The remaining 296,020 Series C Units were converted into 270,709 OP Units on April 25, 2019 and the remainder of the loan receivable was reported net with the OP Units. The remaining total outstanding balance of the loan receivable of $2,311 and $18,524 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2020 and 2019, respectively.
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of third parties in two consolidated joint ventures as of December 31, 2020. One joint venture owns two stores in Texas and two stores in Colorado, and the other owns a store in Pennsylvania and a store in New Jersey. The voting interests of the third-party owners are between 5.0% and 20.0%.
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
Lessee Accounting
The Company recognized right-of-use assets related to operating leases totaling $95,506 and lease liabilities of $104,863 as of the adoption date, January 1, 2019. These are presented as “Operating lease liabilities” and “Real estate assets-operating lease right-of-use assets” on the Company’s consolidated balance sheets. Right-of-use assets associated with finance leases are included in real estate assets, net and finance lease liabilities are included in other liabilities on the Company's consolidated balance sheets.
During the year ended December 31, 2020, the Company recorded new finance lease right-of-use assets and finance lease liabilities totaling $41,491 associated with the acquisition of three stores with land leases. The Company also recorded finance lease right-of-use assets and finance lease liabilities of $8,605 upon the completion of construction of a store with a land lease.
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
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:
•Leases of real estate at 53 stores classified as wholly-owned or in consolidated joint ventures. These leases generally have original lease terms between 10-99 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.
•Leases of its corporate offices and call center. These leases have original lease terms between 5.3 and 12.1 years, with no extension options. Subsequent to year-end the Company modified and extended the lease of its corporate offices to add additional space and extend the lease until 2034.
•Leases of 13 regional offices. These leases have original lease terms between three and five years. The Company has the option on certain of these leases to extend the lease term for up to three additional years.
•Leases of small district offices. These leases generally have terms of 12 months or less. The Company has made an election to account for these under the short-term lease exception outlined under ASC 842. Therefore, no lease assets or liabilities are recorded related to these leases.

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
The Company has a signed lease agreement for a store in California. The store is under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed in mid- 2021. The lease term is 15 years from the lease commencement date, with three 10-year extension options and one 5-year extension option. The Company has not recorded right-of-use asset or lease liability related to this lease as of December 31, 2020 as the lease term has not yet commenced. The lease commencement date will occur when the Company takes possession of the leased asset, and the Company will recognize a lease liability and right-of-use asset relating to the lease at that time.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is information on our total lease costs as of the period indicated:

	For the Year Ended December 31,
	2020	2019

Finance lease cost:
Amortization of finance lease right-of-use assets	$400	$168
Interest expense related to finance lease liabilities	712	290
Operating lease cost	28,709	20,268
Variable lease cost	9,056	5,068
Short-term lease cost	80	164
Total lease cost	$38,957	$25,958

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$712	$231
Operating cash outflows for operating lease payments	25,037	19,226
Total cash flows for lease liability measurement	$25,749	$19,457

Right-of-use assets obtained in exchange for new operating lease liabilities	$8,014	$277,557
Right-of-use assets obtained in exchange for new finance lease liabilities	$50,096	$8,050

Weighted average remaining lease term - finance leases (years)	78.48	46.86
Weighted average remaining lease term - operating leases (years)	13.99	14.68
Weighted average discount rate - finance leases	3.47%	6.07%
Weighted average discount rate - operating leases	3.66%	3.65%

The Company recorded lease expense of $8,229 related to operating leases in the years ended December 31, 2018.
The following table presents information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2021	$29,565	$1,284	$30,849
2022	29,591	1,485	31,076
2023	29,642	1,496	31,138
2024	30,008	1,508	31,516
2025	30,485	1,537	32,022
Thereafter	199,168	222,529	421,697
Total	$348,459	$229,839	$578,298
Present value adjustments	(84,974)	(174,836)	(259,810)
Lease liabilities	$263,485	$55,003	$318,488

The Company elected the package of practical expedients upon adoption of ASC 842, which allows for the application of the standard solely to the transition period in 2019 and does not require application to prior fiscal comparative periods resented. Disclosures required under the previous leasing standard are presented for prior years.

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
15.     STOCK-BASED COMPENSATION

As of December 31, 2020, 1,239,557 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).
Options are exercisable once vested. Options are exercisable at such times and subject to such terms as determined by the Compensation Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Options expire 10 years from the date of grant. Beginning in 2017, the CNG Committee decided to the replace stock options granted to executives with performance based stock units for executive compensation. See the "Performance-Based Stock Units" section below.
Also as defined under the terms of the Plan, restricted stock grants may be awarded. The stock grants are subject to a vesting period over which the restrictions are released and the stock certificates are given to the grantee. During the vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plan; however, the grantee has the ability to vote the shares and receive nonforfeitable dividends paid on shares. Unless otherwise determined by the Compensation Committee at the time of grant, the forfeiture and transfer restrictions on the shares lapse over a four-year period beginning on the date of grant. For actions taken prior to July 2020, references to the Compensation Committee refer to its predecessor, the CNG Committee; the Board split the CNG Committee into two committees, the Compensation Committee and the Nominating and Governance Committee, effective July 1, 2020.
Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2020
Outstanding at December 31, 2017	472,156	$30.41
Exercised	(54,575)	21.45
Outstanding at December 31, 2018	417,581	$31.58
Exercised	(211,057)	14.65
Outstanding at December 31, 2019	206,524	$48.88
Exercised	(134,930)	35.26
Outstanding at December 31, 2020	71,594	$74.54	4.61	$1,823

Vested and Expected to Vest	71,594	$74.54	4.61	$1,823
Ending Exercisable	71,594	$74.54	4.61	$1,823

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

have been received by the option holders had all option holders exercised their options on December 31, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $10,016, $18,089 and $3,693, respectively.
There have been no options granted since 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 7.4% of unvested options outstanding as of December 31, 2020, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.
A summary of stock options outstanding and exercisable as of December 31, 2020, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$47.50 - $47.50	2,700	3.13	$47.50	2,700	$47.50
$65.36 - $65.36	1,582	4.15	65.36	1,582	65.36
$65.45 - $65.45	2,900	4.13	65.45	2,900	65.45
$73.52 - $73.52	50,000	4.58	73.52	50,000	73.52
$85.99 - $85.99	14,412	5.15	85.99	14,412	85.99
	71,594	4.61	$74.54	71,594	$74.54
The Company recorded compensation expense relating to outstanding options of $27, $364 and $570 in general and administrative expense for the years ended December 31, 2020, 2019 and 2018, respectively. Net proceeds received for the years ended December 31, 2020, 2019 and 2018, related to option exercises was $4,759, $3,063 and $1,169, respectively. At December 31, 2020, there was no unrecognized compensation expense related to non-vested stock options under the Plan.

Common Stock Granted to Employees and Directors
The Company recorded $9,244, $9,173 and $8,733 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2020, 2019 and 2018, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.0% of unvested awards outstanding as of December 31, 2020, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2020 there was $11,638 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.04 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2017	266,475	$74.76
Granted	85,066	86.14
Released	(116,656)	72.38
Cancelled	(11,771)	80.96
Unreleased at December 31, 2018	223,114	$80.02
Granted	109,081	101.52
Released	(110,724)	79.58
Cancelled	(8,863)	90.11
Unreleased at December 31, 2019	212,608	$91.62
Granted	95,671	98.81
Released	(94,164)	89.43
Cancelled	(5,083)	93.16
Unreleased at December 31, 2020	209,032	$95.86

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

Performance-Based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2017	30,071	$83.84
Granted	28,735	96.19
Unvested at December 31, 2018	58,806	$89.87
Granted	49,334	103.18
Unvested at December 31, 2019	108,140	$95.94
Granted	45,242	129.38
Released	(47,516)	$112.16
Unvested at December 31, 2020	105,866	$102.95
The Company recorded $7,048, $3,514 and $1,873 of expense in general and administrative expense in its statement of operations related to PSUs granted to employees and directors for the years ended December 31, 2020, 2019 and 2018, respectively. The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company's common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using the following assumptions:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Year Ended December 31,
	2020	2019	2018
Intrinsic value	$12,266	$6,211	$5,321
Risk-free rate	1.42%	2.53%	2.37%
Volatility	18.4%	20.7%	22.6%
Expected term (in years)	2.9	2.8	2.9
Dividend yield	—%	—%	—%
Unrecognized compensation cost	$6,406	$4,315	$2,739
Term over which compensation cost recognized (in years)	3	3	3
Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are released, so a dividend yield of zero was used. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2020 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
16.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2020, 2019 and 2018, the Company made matching contributions to the plan of $3,980, $3,355 and $2,833, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.
17.     INCOME TAXES
As a REIT, the Company is generally not subject to U.S. federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat certain of its corporate subsidiaries, including Extra Space Management, Inc., as a TRS. In general, a TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal corporate income tax and may be subject to state and local income taxes. The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company has elected to use the Tax-Law-Ordering approach to determine when excess tax benefits will be realized.

The income tax provision for the years ended December 31, 2020, 2019 and 2018, is comprised of the following components:

	For the Year Ended December 31, 2020
	Federal	State	Total
Current expense	$15,553	$3,347	$18,900
Tax credits/true-up	(5,610)	(135)	(5,745)
Change in deferred expense/(benefit)	594	61	655
Total tax expense	$10,537	$3,273	$13,810

	For the Year Ended December 31, 2019
	Federal	State	Total
Current expense	$10,164	$2,936	$13,100
Tax credits/true-up	(3,633)	(30)	(3,663)
Change in deferred expense	1,787	84	1,871
Total tax expense	$8,318	$2,990	$11,308

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Year Ended December 31, 2018
	Federal	State	Total
Current expense	$9,136	$2,426	$11,562
Tax credits/true-up	(5,841)	(175)	(6,016)
Change in deferred benefit	3,730	(32)	3,698
Total tax expense	$7,025	$2,219	$9,244
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2020		2019		2018
Expected tax at statutory rate	$111,760	21.0%	$97,110	21.0%	$95,828	21.0%
Non-taxable REIT income	(94,270)	(17.7)%	(82,717)	(17.9)%	(83,022)	(18.2)%
State and local tax expense - net of federal benefit	3,075	0.6%	2,837	0.6%	2,385	0.5%
Change in valuation allowance	(363)	(0.1)%	(207)	—%	(1,052)	(0.2)%
Tax credits/true-up	(5,745)	(1.1)%	(3,663)	(0.8)%	(6,016)	(1.3)%
Miscellaneous	(647)	(0.1)%	(2,052)	(0.4)%	1,121	0.2%
Total provision	$13,810	2.6%	$11,308	2.5%	$9,244	2.0%

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2020	December 31, 2019
Deferred tax liabilities:
Fixed assets	$(27,374)	$(23,805)
Operating lease right-of-use assets	(2,223)	(2,475)
Other	(72)	(84)
State deferred taxes	(3,210)	(3,405)
Total deferred tax liabilities	(32,879)	(29,769)

Deferred tax assets:
Captive insurance subsidiary	378	312
Accrued liabilities	2,325	2,006
Stock compensation	2,635	2,118
Operating lease liabilities	2,232	2,478
SmartStop TRS	219	219
Other	1,554	50
State deferred taxes	6,725	7,250
Total deferred tax assets	16,068	14,433

Valuation allowance	(3,302)	(3,665)

Net deferred income tax liabilities	$(20,113)	$(19,001)
The state income tax net operating losses expire between 2021 and 2038. The valuation allowance is associated with the state income tax net operating losses. The tax years 2016 through 2019 remain open related to the state returns, and 2017 through 2019 for the federal returns.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2020	2019	2018
Revenues:
Self-Storage Operations	$1,157,522	$1,130,177	$1,039,340
Tenant Reinsurance	146,561	128,387	115,507
Total segment revenues	$1,304,083	$1,258,564	$1,154,847

Operating expenses:
Self-Storage Operations	$360,615	$336,050	$291,695
Tenant Reinsurance	26,494	29,376	25,707
Total segment operating expenses	$387,109	$365,426	$317,402

Net operating income:
Self-Storage Operations	$796,907	$794,127	$747,645
Tenant Reinsurance	120,067	99,011	89,800
Total segment net operating income:	$916,974	$893,138	$837,445

Total segment net operating income	$916,974	$893,138	$837,445
Other components of net income (loss):
Property management fees and other income	52,129	49,890	41,757
General and administrative expense	(96,594)	(89,418)	(81,256)
Depreciation and amortization expense	(224,444)	(219,857)	(209,050)
Gain on real estate transactions	18,075	1,205	30,807
Interest expense	(168,626)	(186,526)	(178,436)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(3,675)	(4,742)	(4,687)
Interest income	15,192	7,467	5,292
Equity in earnings and dividend income from unconsolidated real estate entities	22,361	11,274	14,452
Income tax expense	(13,810)	(11,308)	(9,244)
Net income	$517,582	$451,123	$447,080

19.     COMMITMENTS AND CONTINGENCIES
As of December 31, 2020, the Company was under agreement to acquire ten stores at a total purchase price of $165,500. Of these stores, all ten are scheduled to close in 2021. Additionally, the Company is under agreement to acquire one store in 2021 with a joint venture partner, for a total investment of $1,600.
The Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. As of December 31, 2020, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. In the opinion of

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
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

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
As of December 31, 2020

				Building and Improvements Initial Cost	Adjustments and Costs to Land and Building Subsequent to Acquisition	Gross carrying amount at December 31, 2020
Self - Storage Facilities by State:	Store Count		Land Initial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	9	$30,450	$8,766	$53,158	$4,026	$8,767	$57,183	$65,950	$9,689
AZ	23	21,885	27,535	117,304	10,218	27,533	127,524	155,057	28,011
CA	168	514,047	539,355	1,191,333	124,766	540,043	1,315,411	1,855,454	302,214
CO	17	29,605	17,224	81,144	16,619	17,942	97,045	114,987	22,571
CT	7	23,583	9,875	50,966	5,402	9,874	56,369	66,243	11,638
FL	92	270,055	161,339	624,568	57,728	161,465	682,170	843,635	145,939
GA	66	86,912	87,450	436,339	34,164	87,434	470,519	557,953	73,133
HI	13	30,484	17,663	133,870	6,664	17,663	140,534	158,197	29,660
IL	39	44,694	48,723	248,347	30,362	48,176	279,256	327,432	51,032
IN	15	10,825	12,447	58,247	6,521	12,447	64,768	77,215	13,688
KS	1	—	366	1,897	1,080	366	2,977	3,343	1,206
KY	11	34,289	8,640	68,679	18,858	9,412	86,765	96,177	14,883
LA	2	—	6,114	8,541	4,787	6,115	13,327	19,442	4,541
MA	46	103,569	73,544	270,243	55,023	73,725	325,085	398,810	90,473
MD	31	107,272	97,772	275,357	28,895	97,180	304,844	402,024	79,171
MI	7	5,690	9,583	51,359	3,984	9,583	55,343	64,926	7,338
MN	6	—	8,666	59,483	589	8,666	60,072	68,738	3,978
MO	5	—	4,129	15,444	4,407	4,086	19,894	23,980	8,055
MS	3	—	2,420	20,849	1,575	2,420	22,424	24,844	3,294
NC	19	27,881	31,969	104,104	8,479	31,967	112,585	144,552	14,470
NH	2	5,853	754	4,054	1,300	817	5,291	6,108	2,552
NJ	60	159,385	142,291	560,512	46,254	137,258	611,799	749,057	147,109
NM	11	17,387	32,252	71,142	5,916	32,252	77,058	109,310	11,655
NV	14	37,829	15,252	74,376	5,202	15,252	79,578	94,830	12,733
NY	28	43,510	121,945	237,795	38,200	122,679	275,261	397,940	67,681
OH	17	33,744	17,788	50,493	8,043	17,787	58,537	76,324	15,166
OR	6	29,642	7,906	39,576	2,094	7,906	41,670	49,576	8,729
PA	19	34,051	25,518	155,095	13,573	24,810	169,376	194,186	29,247
RI	2	11,621	3,191	6,926	1,333	3,191	8,259	11,450	3,210
SC	24	34,036	38,684	143,826	11,228	38,685	155,053	193,738	27,087
TN	20	46,809	29,806	125,653	9,950	29,806	135,603	165,409	21,279
TX	102	195,522	171,687	666,970	65,514	171,539	732,632	904,171	133,990
UT	10	23,225	9,008	39,295	2,634	9,008	41,929	50,937	11,201
VA	46	162,806	139,318	414,335	22,410	139,319	436,744	576,063	81,436
WA	8	19,936	12,528	47,645	3,403	12,530	51,046	63,576	12,843
DC	1	8,475	14,394	18,172	462	14,394	18,634	33,028	2,344
Other corporate assets		—	—	656	163,815	—	164,471	164,471	48,232
Intangible tenant relationships and lease rights		—	—	134,932	2,206	—	137,138	137,138	129,385
Construction in Progress/Undeveloped Land		—	5,447	—	65,368	3,372	67,443	70,815	—
Right of use asset - finance lease		—	—	—	58,145	—	58,145	58,145	566
Totals (1)	950	$2,205,072	$1,961,349	$6,662,685	$951,197	$1,955,469	$7,619,762	$9,575,231	$1,681,429

(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Operating facilities
Balance at beginning of year	$9,129,558	$8,709,315	$8,158,741
Acquisitions	255,235	303,588	459,223
Improvements	66,693	68,459	64,336
Transfers from construction in progress	40,988	59,614	49,449
Dispositions and other	15,314	(11,418)	(22,434)
Balance at end of year	$9,507,788	$9,129,558	$8,709,315
Accumulated depreciation:
Balance at beginning of year	$1,473,851	$1,262,438	$1,060,060
Depreciation expense	217,364	212,202	203,030
Dispositions and other	(9,786)	(789)	(652)
Balance at end of year	$1,681,429	$1,473,851	$1,262,438
Real estate under development/redevelopment:
Balance at beginning of year	$41,157	$44,954	$33,750
Current development	67,274	55,817	60,677
Transfers to operating facilities	(40,988)	(59,614)	(49,449)
Dispositions and other	—	—	(24)
Balance at end of year	$67,443	$41,157	$44,954
Net non-lease real estate assets	$7,893,802	$7,696,864	$7,491,831
(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.
As of December 31, 2020, the aggregate cost of real estate for U.S. federal income tax purposes was $7,817,038.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
(i)Disclosure Controls and Procedures
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
(ii)Internal Control over Financial Reporting

(1)Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Opinion on Internal Control Over Financial Reporting
We have audited Extra Space Storage, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2021

(c)Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Information about our Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2020.
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
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2020.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2020.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2020.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2020.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report:
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

3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 3, 2007).
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 29, 2013).
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 28, 2014).
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.(incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 17, 2018)
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2013).
4.1	Junior Subordinated Note (incorporated by reference to Exhibit 4.3 of Form 10-K filed on February 26, 2010)
4.2	Description of Securities (Incorporated by reference to Exhibit 4.6 of Form 10-K filed on February 25, 2020)
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)
10.2	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.3	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 24, 2005).
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

10.12*	2015 Incentive Award Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2015)
10.13*	Form of 2015 Incentive Award Plan Performance Stock Award Agreement (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2020)
10.14
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

10.15*	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 14, 2008)
10.16*
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

10.18*	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010).
10.19*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.20*	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.21*	Extra Space Storage 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 20, 2007).
21.1	Subsidiaries of the Company(2)
23.1	Consent of Ernst & Young LLP(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
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

EXTRA SPACE STORAGE INC.
Date: February 26, 2021	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2021	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2021	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: February 26, 2021	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman of the Board

Date: February 26, 2021	By:	/s/ JOSEPH J. BONNER
Joseph J. Bonner Director

Date: February 26, 2021	By:	/s/ GARY CRITTENDEN
Gary Crittenden Director

Date: February 26, 2021	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 26, 2021	By:	/s/ DENNIS LETHAM
Dennis Letham Director

Date: February 26, 2021	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 26, 2021	By:	/s/ ROGER B. PORTER
Roger B. Porter Director

Date: February 26, 2021	By:	/s/ JULIA VANDER PLOEG
Julia Vander Ploeg Director