Form 10-Q
period 2021-03-31
Extra Space Storage Inc.
filed 2021-05-03
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 23, 2021, was 133,728,460.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate assets, net	$7,944,395	$7,893,802
Real estate assets - operating lease right-of-use assets	238,927	252,172
Investments in unconsolidated real estate entities	413,503	397,444
Investments in debt securities and notes receivable	543,725	593,810
Cash and cash equivalents	60,330	109,124
Restricted cash	2,465	18,885
Other assets, net	133,267	130,611
Total assets	$9,336,612	$9,395,848
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$4,947,417	$4,797,303
Revolving lines of credit	353,000	949,000
Operating lease liabilities	242,952	263,485
Cash distributions in unconsolidated real estate ventures	62,089	47,126
Accounts payable and accrued expenses	129,044	130,012
Other liabilities	287,461	272,798
Total liabilities	6,021,963	6,459,724
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 133,692,662 and 131,357,961 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,336	1,314
Additional paid-in capital	3,282,255	3,000,458
Accumulated other comprehensive loss	(77,180)	(99,093)
Accumulated deficit	(284,442)	(354,900)
Total Extra Space Storage Inc. stockholders' equity	2,921,969	2,547,779
Noncontrolling interest represented by Preferred Operating Partnership units, net	172,652	172,052
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	220,028	216,293
Total noncontrolling interests and equity	3,314,649	2,936,124
Total liabilities, noncontrolling interests and equity	$9,336,612	$9,395,848

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Property rental	$303,593	$286,703
Tenant reinsurance	39,619	33,613
Management fees and other income	15,645	12,136
Total revenues	358,857	332,452
Expenses:
Property operations	92,367	90,297
Tenant reinsurance	7,161	6,678
General and administrative	23,540	23,011
Depreciation and amortization	58,599	55,275
Total expenses	181,667	175,261
Gain on real estate transactions	63,883	—
Income from operations	241,073	157,191
Interest expense	(40,695)	(44,358)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,209)
Interest income	12,304	1,674
Income before equity in earnings and dividend income from unconsolidated real estate ventures and income tax expense	212,682	113,298
Equity in earnings and dividend income from unconsolidated real estate entities	6,956	5,043
Income tax expense	(4,137)	(2,179)
Net income	215,501	116,162
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,680)	(3,111)
Net income allocated to Operating Partnership and other noncontrolling interests	(8,823)	(4,872)
Net income attributable to common stockholders	$202,998	$108,179
Earnings per common share
Basic	$1.54	$0.84
Diluted	$1.53	$0.83
Weighted average number of shares
Basic	132,007,556	129,288,629
Diluted	139,676,548	137,139,560
Cash dividends paid per common share	$1.00	$0.90

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income	$215,501	$116,162
Other comprehensive income (loss):
Change in fair value of interest rate swaps	23,013	(89,244)
Total comprehensive income	238,514	26,918
Less: comprehensive income attributable to noncontrolling interests	13,603	3,613
Comprehensive income attributable to common stockholders	$224,911	$23,305

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

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124
Issuance of common stock upon the exercise of options	—	—	—	56,722	—	4,254	—	—	4,254
Issuance of common stock in connection with share based compensation	—	—	—	89,793	—	3,652	—	—	3,652
Restricted stock grants cancelled	—	—	—	(2,499)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	2,185,685	22	273,698	—	—	273,720
Redemption of Operating Partnership units for stock	—	(193)	—	5,000	—	193	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	(50)	—	—	—	—	—	(50)
Net income (loss)	3,680	8,828	(5)	—	—	—	—	202,998	215,501
Other comprehensive income	144	956	—	—	—	—	21,913	—	23,013
Distributions to Operating Partnership units held by noncontrolling interests	(3,224)	(5,801)	—	—	—	—	—	—	(9,025)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(132,540)	(132,540)
Balances at March 31, 2021	$172,652	$219,682	$346	133,692,662	$1,336	$3,282,255	$(77,180)	$(284,442)	$3,314,649

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$215,501	$116,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,599	55,275
Amortization of deferred financing costs	2,286	2,830
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	1,209
Non-cash lease expense	487	353
Compensation expense related to stock-based awards	3,652	2,980
Accrual of interest income added to principal of debt securities and notes receivable	(8,533)	—
Gain on real estate transactions	(63,883)	—
Distributions from unconsolidated real estate ventures in excess of earnings	1,863	2,539
Changes in operating assets and liabilities:
Other assets	(2,737)	2,490
Accounts payable and accrued expenses	(2,691)	3,727
Other liabilities	(664)	1,691
Net cash provided by operating activities	203,880	189,256
Cash flows from investing activities:
Acquisition of real estate assets	(161,752)	(30,164)
Development and redevelopment of real estate assets	(14,086)	(15,373)
Proceeds from sale of real estate assets	132,733	—
Investment in unconsolidated real estate entities	(250)	(6,441)
Return of investment in unconsolidated real estate ventures	31,169	—
Issuance and purchase of notes receivable	(25,772)	(7,500)
Proceeds from sale of notes receivable	81,250	—
Purchase of equipment and fixtures	(697)	(1,095)
Net cash provided by (used in) investing activities	42,595	(60,573)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	273,720	—
Proceeds from notes payable and revolving lines of credit	1,747,000	268,000
Principal payments on notes payable and revolving lines of credit	(2,193,409)	(192,508)
Deferred financing costs	(1,689)	(16)
Net proceeds from exercise of stock options	4,254	944
Repurchase of common stock	—	(52,204)
Dividends paid on common stock	(132,540)	(117,197)
Distributions to noncontrolling interests	(9,025)	(8,505)
Net cash used in financing activities	(311,689)	(101,486)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(65,214)	27,197
Cash, cash equivalents, and restricted cash, beginning of the period	128,009	70,733
Cash, cash equivalents, and restricted cash, end of the period	$62,795	$97,930

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental schedule of cash flow information
Interest paid	$44,887	$41,013
Income taxes paid	1,047	976
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(4,005)	$(330)
Common stock and paid-in capital	4,005	330
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$2,369	$—
Operating lease liabilities	(2,369)	—
Acquisitions of real estate assets
Real estate assets, net	$(41,491)	$—
Finance lease liability	41,491	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$1,723	$960
Accounts payable and accrued expenses	(1,723)	(960)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$(2,724)	$—
Additional paid-in capital	2,724	—
Establishment of finance lease assets and lease liabilities
Real estate assets, net	$40,993	$—
Other liabilities	(40,993)	—
Investment in unconsolidated real estate ventures received on sale of stores to joint venture
Investment in unconsolidated real estate ventures	$33,878	$—
Real estate assets	(33,878)	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2021, the Company had direct and indirect equity interests in 1,206 stores. In addition, the Company managed 763 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,969. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." ASU 2020-04 and subsequent amendments contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur through December 31, 2022. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$—	$—
Other liabilities - Cash flow hedge swap agreements	$—	$75,240	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2021 or December 31, 2020.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of March 31, 2021, the Company had no operating stores classified as held for sale which are included in real estate assets, net.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$100,511	$102,311	$102,333	$102,311
Fixed rate notes receivable	$107,964	$104,000	$114,145	$104,000
Fixed rate notes payable	$3,640,531	$3,563,435	$3,816,530	$3,637,220

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three months ended March 31, 2021 and 2020, there were no anti-dilutive options.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended March 31, 2021 and 2020 was $121.07 and $104.13, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2021	2020
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	337,839	402,403
Series D Units	—	1,153,233
	337,839	1,555,636

As of March 31, 2021, the Operating Partnership had no exchangeable senior notes issued or outstanding. The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of March 31, 2020. In October and November 2020, a portion of the 2015 Notes were exchanged for cash and shares of the Company’s common stock and the remaining 2015 Notes were redeemed for cash. The 2015 Notes could potentially have had a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company had retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
earnings per share computation. For the three months ended March 31, 2021 and 2020, zero and 764,703 shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share.

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$202,998	$108,179
Earnings and dividends allocated to participating securities	(312)	(163)
Earnings for basic computations	202,686	108,016
Earnings and dividends allocated to participating securities	—	163
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	11,894	6,171
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)
Net income for diluted computations	$214,008	$113,778

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	132,007,556	129,288,629
OP Units	5,800,729	5,919,705
Series A Units	875,480	875,480
Series D Units	969,374	—
Unvested restricted stock awards included for treasury stock method	—	211,602
Shares related to exchangeable senior notes and dilutive stock options	23,409	844,144
Average number of common shares outstanding - diluted	139,676,548	137,139,560
Earnings per common share
Basic	$1.54	$0.84
Diluted	$1.53	$0.83

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    STORE ACQUISITIONS AND DISPOSITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2021 and 2020. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

		Consideration Paid			Total
Quarter	Number of Stores	Total	Cash Paid	Net Liabilities/ (Assets) Assumed	Real estate assets
Q1 2021	9	$151,884	$148,940	$2,944	$151,884

Q1 2020	2	$19,399	$19,354	$45	$19,399

Store Dispositions

On March 1, 2021, the Company sold 16 stores that had been classified as held for sale to a newly established unconsolidated joint venture. The Company received cash of $132,759 and an interest in the new joint venture valued at $33,878. The Company recognized a gain of $64,424 related to the sale of these properties.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	March 31,	December 31,
				2021	2020
PR EXR Self Storage, LLC	5	25%	40%	$60,120	$60,092
WICNN JV LLC	10	10%	35%	35,915	36,032
ESS-CA TIVS JV LP (2)	16	55%	60%	33,960	—
GFN JV, LLC	7	10%	30%	18,358	18,397
ESS-NYFL JV LP	11	16%	26%	12,250	12,211
PRISA Self Storage LLC	85	4%	4%	8,732	8,815
Alan Jathoo JV LLC	9	10%	10%	7,752	7,780
Storage Portfolio III JV LLC	5	10%	30%	5,686	5,726
ESS Bristol Investments LLC	8	10%	30%	2,770	2,810
Extra Space Northern Properties Six LLC	10	10%	35%	(2,666)	(2,541)
Storage Portfolio II JV LLC	36	10%	30%	(5,531)	(5,441)
VRS Self Storage, LLC	16	45%	54%	(14,362)	17,186
Storage Portfolio I LLC	24	34%	49%	(39,530)	(39,144)
Other minority owned stores	21	10-50%	19-50%	27,960	28,395
SmartStop Self Storage REIT, Inc. Preferred Stock (3)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	263			$351,414	$350,318
(1) Includes pro-rata equity ownership share and maximum potential promoted interest.
(2) The Company sold 16 operating stores to this newly formed joint venture in March 2021. The Company received cash of $132,759 and an interest in the new joint venture valued at $33,878. This joint venture is unconsolidated and the Company accounts for its investment under the equity method of accounting as the Company does not have voting control but does exercise significant influence over the joint venture.
(3) The Company invested in shares of convertible preferred stock of SmartStop. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.
7.     INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	March 31, 2021	December 31, 2020
Debt securities - NexPoint Series A Preferred Stock	$200,000	$200,000
Debt securities - NexPoint Series B Preferred Stock	100,000	100,000
Notes Receivable-Bridge Loans	129,119	187,368
Notes Receivable-Senior Mezzanine Loan	101,636	101,553
Dividends Receivable	12,970	4,889
	$543,725	$593,810

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
In November 2020, the Company invested $300,000 in the preferred stock of JCAP in connection with the acquisition of JCAP by affiliates of NexPoint Advisors, L.P. This investment consists of 200,000 Series A Preferred Shares valued at a total of $200,000, and 100,000 Series B Preferred Shares valued at a total of $100,000. The JCAP preferred stock is mandatorily redeemable after five years, with two one-year extension options. NexPoint may redeem the Preferred Shares at any time, subject to certain prepayment penalties. The Company accounts for the JCAP preferred stock as a held to maturity debt security at amortized cost. The Series A Preferred Shares and the Series B Preferred Shares have initial dividend rates of 10.0% and 12.0%, respectively. If the investment is not retired after five years, the preferred dividends increase annually.
The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of primary mortgage and mezzanine loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables and keep the mezzanine receivables to maturity. During the three months ended March 31, 2021, the Company sold a total principal amount of $81,764 of its mortgage bridge loans receivable to third parties for a total of $81,250 in cash and closed on $25,772 in new mortgage and mezzanine bridge loans.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $35,059 will be reclassified and increase interest expense.

The Company held 22 derivative financial instruments which had a total combined notional amount of $2,087,311 as of March 31, 2021.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

Asset / Liability Derivatives
	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:	Fair Value
Other assets	$—	$—
Other liabilities	$75,240	$98,325

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended March 31,
Type	2021	2020		2021	2020
Swap Agreements	$14,176	$(89,710)	Interest expense	$(8,845)	$(563)

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

As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $78,042. As of March 31, 2021, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2021, it could have been required to cash settle its obligations under the agreements at their termination value of $78,042, including accrued interest.
9.    EXCHANGEABLE SENIOR NOTES

In September 2015, the Operating Partnership issued $575,000 of its 3.125% Exchangeable Senior Notes due 2035. Costs incurred to issue the 2015 Notes were approximately $11,992, consisting primarily of a 2.0% underwriting fee. These costs were amortized as an adjustment to interest expense over five years, which represented the estimated term based on the first available redemption date, and are included in exchangeable senior notes, net, in the condensed consolidated balance sheets. Prior to the full redemption of the 2015 Notes in November 2020 as described below, the 2015 Notes were general unsecured senior obligations of the Operating Partnership and were fully guaranteed by the Company. Interest was payable on April 1 and October 1 of each year beginning April 1, 2016, until the maturity date of October 1, 2035. The 2015 Notes bore interest at 3.125% per annum and contained an exchange settlement feature, which provided that the 2015 Notes could have been, under certain circumstances, exchangeable for cash (for the principal amount of the 2015 Notes) and, with respect to any excess exchange value, for cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option.

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

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Contractual interest	$—	$4,492
Amortization of discount	—	1,209
Total interest expense recognized	$—	$5,701

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

During the three months ended March 31, 2021, the Company sold 585,685 shares of common stock under its "at the market" equity program resulting in net proceeds of $67,147. As of March 12, 2021, the Company does not have any shares available for issuance under its ATM program, and anticipates filing a new plan in the second quarter of 2021. On March 23, 2021, the Company sold 1,600,000 shares of its common stock in a registered offering structured as a bought deal at a price of $129.13 per share resulting in net proceeds of $206,573.

On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. No shares were repurchased during the three months ended March 31, 2021.
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

At March 31, 2021 and December 31, 2020, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of March 31, 2021 and December 31, 2020, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	March 31, 2021	December 31, 2020
Series A Units	$14,388	$13,788
Series B Units	40,902	40,902
Series D Units	117,362	117,362
	$172,652	$172,052

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

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $2,311 is shown as a reduction of the noncontrolling interests related to the OP Units as of March 31, 2021 and December 31, 2020. See footnote 12 for further discussion of noncontrolling interests.

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
12.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.4% ownership interest in the Operating Partnership as of March 31, 2021. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 5.6% are held by certain former owners of assets acquired by the Operating Partnership. As of March 31, 2021 and December 31, 2020, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $2,311 because the borrowers under the loan receivable are also holders of OP Units (Note 11). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2021, the ten-day average closing price of the Company's common stock was $131.03 and there were 5,795,785 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2021 and the Company elected to pay the OP Unit holders cash, the Company would have paid $759,422 in cash consideration to redeem the units.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
OP Units redeemed for common stock	5,000	8,862

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of March 31, 2021. One joint venture owns four operating stores, and the other joint venture owns two operating stores. The voting interests of the third-party owners are between 5.0% and 20.0%.
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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Self-Storage Operations	$303,593	$286,703
Tenant Reinsurance	39,619	33,613
Total segment revenues	$343,212	$320,316

Operating expenses:
Self-Storage Operations	$92,367	$90,297
Tenant Reinsurance	7,161	6,678
Total segment operating expenses	$99,528	$96,975

Net operating income:
Self-Storage Operations	$211,226	$196,406
Tenant Reinsurance	32,458	26,935
Total segment net operating income:	$243,684	$223,341

Other components of net income (loss):
Management fees and other income	$15,645	$12,136
General and administrative expense	(23,540)	(23,011)
Depreciation and amortization expense	(58,599)	(55,275)
Gain on real estate transactions	63,883	—
Interest expense	(40,695)	(44,358)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,209)
Interest income	12,304	1,674
Equity in earnings and dividend income from unconsolidated real estate entities	6,956	5,043
Income tax expense	(4,137)	(2,179)
Net income	$215,501	$116,162

14.    COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As of March 31, 2021, the Company was under agreement to acquire six stores at a total purchase price of $66,300. All six stores are scheduled to close in 2021. Additionally, the Company is under agreement to acquire three stores with joint venture partners, for a total investment of $4,213. These stores are also expected to close in 2021.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2020. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2020 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

CURRENT MATERIAL DEVELOPMENT - THE COVID 19 PANDEMIC

The United States and other countries around the world continue to be impacted by the COVID-19 pandemic, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions have taken various actions in an effort to slow the spread of COVID-19, including issuance of varying forms of states of emergency orders. In response to these evolving orders and the COVID-19 pandemic, we have implemented a wide range of practices to protect and support our employees and customers. Such measures include instituting “work from home” measures at our corporate offices and call center, instituting a contactless rental process that allows our on-site employees to continue to rent storage units without physical interaction, and providing personal protective equipment to on-site employees providing essential functions so that hygiene and “social distancing” standards can be effectively managed and applied. Although we have started to see certain governmental restrictions lifted and certain work practices return to normal, our customers may continue to be impacted by the COVID-19 pandemic and related governmental responses, including through unemployment, which may impact their ability to pay rent or renew their leases.

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

PROPERTIES

As of March 31, 2021, we owned or had ownership interests in 1,206 operating stores. Of these stores, 937 are wholly-owned, six are in consolidated joint ventures, and 263 are in unconsolidated joint ventures. In addition, we managed an additional 763 stores for third parties bringing the total number of stores which we own and/or manage to 1,969. These stores are located in 40 states, Washington, D.C. and Puerto Rico. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of March 31, 2021, approximately 1,180,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2021, the average length of stay was approximately 15.4 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $16.35 for the three months ended March 31, 2021, compared to $16.11 for the three months ended March 31, 2020. Average annual rent per square foot for new leases was $16.57 for the three months ended March 31, 2021, compared to $14.65 for the three months ended March 31, 2020. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 2.8% and 3.3%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	March 31, 2021
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	10	688,190	1	75,801	13	926,479	24	1,690,470
Arizona	23	1,623,081	7	468,871	16	1,312,131	46	3,404,083
California	162	12,492,497	47	3,435,923	69	6,709,746	278	22,638,166
Colorado	17	1,153,191	2	186,273	25	1,834,676	44	3,174,140
Connecticut	7	531,198	7	629,770	7	507,310	21	1,668,278
Delaware	—	—	1	76,645	2	138,539	3	215,184
Florida	93	7,160,599	32	2,753,827	116	9,141,020	241	19,055,446
Georgia	66	5,147,190	6	510,922	27	1,966,782	99	7,624,894
Hawaii	13	862,785	—	—	4	211,874	17	1,074,659
Idaho	—	—	—	—	7	712,402	7	712,402
Illinois	35	3,139,054	11	872,907	27	1,993,845	73	6,005,806
Indiana	15	950,020	1	58,166	14	877,329	30	1,885,515
Kansas	1	50,209	2	108,920	6	466,455	9	625,584
Kentucky	11	931,505	1	51,148	6	507,223	18	1,489,876
Louisiana	2	164,114	—	—	7	612,419	9	776,533
Maryland	31	2,592,942	8	549,029	36	2,664,241	75	5,806,212
Massachusetts	46	2,968,004	10	640,979	14	902,213	70	4,511,196
Michigan	7	561,629	4	308,936	4	340,993	15	1,211,558
Minnesota	6	477,327	4	306,101	14	1,081,012	24	1,864,440
Mississippi	3	221,222	—	—	—	—	3	221,222
Missouri	5	332,695	2	119,275	10	690,476	17	1,142,446
Nebraska	—	—	—	—	4	390,565	4	390,565
Nevada	14	1,040,105	4	473,751	7	709,158	25	2,223,014
New Hampshire	2	135,835	2	84,165	3	190,839	7	410,839
New Jersey	60	4,824,846	17	1,246,749	23	1,758,063	100	7,829,658
New Mexico	11	718,681	6	354,485	12	890,640	29	1,963,806
New York	28	2,029,374	18	1,512,482	24	1,470,466	70	5,012,322
North Carolina	20	1,505,208	5	373,794	19	1,435,429	44	3,314,431
Ohio	17	1,316,166	5	325,713	6	492,451	28	2,134,330
Oklahoma	—	—	—	—	20	1,620,263	20	1,620,263
Oregon	6	400,193	4	281,646	9	664,815	19	1,346,654
Pennsylvania	20	1,491,417	7	513,495	29	2,110,283	56	4,115,195
Rhode Island	2	133,566	—	—	2	166,551	4	300,117
South Carolina	23	1,808,905	8	537,319	17	1,419,242	48	3,765,466
Tennessee	21	1,776,016	12	807,246	12	836,054	45	3,419,316
Texas	101	8,673,544	14	1,077,661	74	5,974,222	189	15,725,427
Utah	10	710,637	—	—	23	1,811,428	33	2,522,065
Virginia	46	3,710,029	8	627,413	24	1,858,140	78	6,195,582
Washington	8	622,052	1	57,290	13	1,054,372	22	1,733,714
Washington, DC	1	100,039	1	103,766	5	484,475	7	688,280
Wisconsin	—	—	5	523,574	5	430,313	10	953,887
Puerto Rico	—	—	—	—	8	918,757	8	918,757
Totals	943	73,044,065	263	20,054,042	763	60,283,691	1,969	153,381,798

(1)    Includes six consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 and 2020

Overview
Results for the three months ended March 31, 2021 included the operations of 1,206 stores (937 wholly-owned, six in consolidated joint ventures, and 263 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2020, which included the operations of 1,176 stores (927 wholly-owned, five in consolidated joint ventures, and 244 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues:
Property rental	$303,593	$286,703	$16,890	5.9%
Tenant reinsurance	39,619	33,613	6,006	17.9%
Management fees and other income	15,645	12,136	3,509	28.9%
Total revenues	$358,857	$332,452	$26,405	7.9%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2021 was primarily the result of an increase of $11,575 related to higher occupancy at our stabilized stores. An additional increase of $5,596 was attributable to store acquisitions completed in 2021 and 2020. We acquired nine wholly-owned stores during the three months ended March 31, 2021 and a total of 23 stores during the year ended December 31, 2020.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated and higher occupancy . We operated 1,969 stores at March 31, 2021 compared to 1,852 stores at March 31, 2020.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three months ended March 31, 2021 was primarily due to an increase in the number of stores managed and other transaction fee income. As of March 31, 2021, we managed 1,032 stores for joint ventures and third parties, compared to 925 stores as of March 31, 2020.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Expenses:
Property operations	$92,367	$90,297	$2,070	2.3%
Tenant reinsurance	7,161	6,678	483	7.2%
General and administrative	23,540	23,011	529	2.3%
Depreciation and amortization	58,599	55,275	3,324	6.0%
Total expenses	$181,667	$175,261	$6,406	3.7%

Property Operations—The increase in property operations expense during the three months ended March 31, 2021 was due primarily to an increase of $2,627 attributable to store acquisitions completed in 2021 and 2020. We acquired nine wholly-owned stores during the three months ended March 31, 2021 and a total of 23 stores during the year ended December 31, 2020. This increase was partially offset by a decrease in expenses at stabilized stores.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense for the three months ended March 31, 2021 was due primarily to an increase in the number of stores operated and higher occupancy. We operated 1,969 stores at March 31, 2021 compared to 1,852 stores at March 31, 2020.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired nine wholly-owned stores during the three months ended March 31, 2021 and a total of 23 stores during the year ended December 31, 2020.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Gain on real estate transactions	$63,883	$—	$63,883	100.0
Interest expense	$(40,695)	$(44,358)	$3,663	(8.3)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,209)	1,209	(100.0)%
Interest income	12,304	1,674	10,630	635.0%
Equity in earnings and dividend income from unconsolidated real estate entities	6,956	5,043	1,913	37.9%
Income tax expense	(4,137)	(2,179)	(1,958)	89.9%
Total other revenues & expenses, net	$38,311	$(41,029)	$79,340	(193.4)%

Gain on Real Estate Transactions - During the three months ended March 31, 2021, we sold 16 stores to a newly established unconsolidated joint venture. We recognized a total gain of $64,424 related to this transaction. This gain was partially offset by losses related to the sale of notes receivable and solar assets.

Interest Expense—The decrease in interest expense during the three months ended March 31, 2021 was primarily the result of a lower average variable interest rates compared to the same period in the prior year. The average interest rate for the three months ended March 31, 2021 was 2.7%, compared to an average interest rate of 3.3% for the three months ended March 31, 2020.

Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The 2015 Notes had an effective interest rate of 4.0% relative to the carrying amount of the liability. The exchangeable senior notes were paid off in full during October and November 2020.

Interest Income—Interest income represents interest earned on bridge loans and debt securities and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. In late 2018 we began to provide bridge financing on completed properties owned by third parties that we manage. We also purchased a senior mezzanine note receivable with a principal amount of $103,000 in July 2020. The increase in interest income during the three months ended March 31, 2021 was primarily the result of interest earned on these loans as well as interest earned from our investment in preferred stock of JCAP, which was purchased in November 2020 for $300,000. The interest related to this investment accrues quarterly. A portion of the interest accrued will be paid out each quarter beginning on the first anniversary of the issuance date, with the remainder to be received upon maturity.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. Dividend income represents dividends from our investment in preferred stock of SmartStop, which was purchased in October 2019 for $150,000 with another $50,000 invested in October 2020. The increase for the three months ended March 31, 2021 related primarily to the dividend income related to the SmartStop preferred stock.

Income Tax Expense—For the three months ended March 31, 2021, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$202,998	$108,179

Adjustments:
Real estate depreciation	55,815	52,926
Amortization of intangibles	693	617
Gain on real estate transactions	(63,883)	—
Unconsolidated joint venture real estate depreciation and amortization	2,505	2,164
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)
Income allocated to Operating Partnership noncontrolling interests	12,503	7,983
Funds from operations attributable to common stockholders and unit holders	$210,059	$171,297

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 860 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2021	2020	Change
Same-store rental revenues	$278,881	$266,733	4.6%
Same-store operating expenses	77,889	78,008	(0.2)%
Same-store net operating income	$200,992	$188,725	6.5%
Same-store square foot occupancy as of quarter end	95.7%	90.9%
Properties included in same-store	860	860

Same-store revenues for the three months ended March 31, 2021 increased due to higher average occupancy and higher average rates to customers for the quarter, partially offset by lower late fees. Same-store expenses were lower for the three months ended March 31, 2021 primarily due to decreases in payroll and marketing expenses partially offset by an increase in property taxes and repairs and maintenance due to elevated snow removal expense.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Net Income	$215,501	$116,162
Adjusted to exclude:
Gain on real estate transactions	(63,883)	—
Equity in earnings and dividend income from unconsolidated real estate entities	(6,956)	(5,043)
Interest expense	40,695	45,567
Depreciation and amortization	58,599	55,275
Income tax expense	4,137	2,179
General and administrative	23,540	23,011
Management fees, other income and interest income	(27,949)	(13,810)
Net tenant insurance	(32,458)	(26,935)
Non-same store rental revenue	(24,712)	(19,970)
Non-same store operating expense	14,478	12,289
Total Same-store net operating income	$200,992	$188,725

Same-store rental revenues	$278,881	$266,733
Same-store operating expenses	77,889	78,008
Same-store net operating income	$200,992	$188,725

CASH FLOWS

Cash flows from operating activities for the three months ended March 31, 2021 increased when compared to the same period in the prior year as a result of our continued total revenue growth. This growth was due to an increase in the number of stores we own and operate and higher average occupancy at our stores. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$203,880	$189,256
Net cash provided by (used in) investing activities	42,595	(60,573)
Net cash used in financing activities	(311,689)	(101,486)

Significant components of net cash flow included:
Net income	$215,501	$116,162
Depreciation and amortization	58,599	55,275
Acquisition and development of real estate assets	(175,838)	(45,537)
Proceeds from sale of real estate assets	132,733	—
Issuance and purchase of notes receivable	(25,772)	(7,500)
Proceeds from sale of notes receivable	81,250	—
Proceeds from the sale of common stock, net of offering costs	273,720	—
Proceeds from notes payable and revolving lines of credit	1,747,000	268,000
Principal payments on notes payable and revolving lines of credit	(2,193,409)	(192,508)
Dividends paid on common stock	(132,540)	(117,197)

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

We expect to generate positive cash flow from operations in 2021, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2021, we had $60,330 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2021 and 2020, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of March 31, 2021, we had $5,321,362 face value of debt, resulting in a debt to total enterprise value ratio of 22.1%. As of March 31, 2021, the ratio of total fixed-rate debt and other instruments to total debt was 67.0% ($3,563,435 total fixed-rate debt including $2,087,310 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2021 was 2.7%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2021.

We expect to fund our short-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness, out of our operating cash flow, cash on hand and borrowings under our revolving lines of credit. In addition, we are pursuing additional sources of financing based on anticipated funding needs and growth assumptions.
We currently hold a BBB/Stable rating from S&P and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings.

The following table presents our secured and unsecured debt:

	March 31, 2021	Weighted Average Rate
Secured Fixed-rate debt:	$1,038,435	3.2%
Secured Variable-rate debt:	890,927	1.6%
Unsecured Fixed-rate debt:	2,525,000	3.5%
Unsecured Variable-rate debt:	867,000	1.4%
Total Face Value Debt	$5,321,362	2.7%

The following table summarizes the schedule of maturities for our face value of debt including available extensions as of March 31, 2021:

Year	Unsecured	Secured	Total	Weighted Average Rate
2021	$100,000	$93,388	$193,388	1.8%
2022	—	496,281	496,281	2.6%
2023	220,000	142,918	362,918	2.6%
2024	1,247,000	308,260	1,555,260	2.1%
2025	245,000	687,641	932,641	2.6%
2026	255,000	125,000	380,000	3.3%
2027	300,000	13,212	313,212	3.9%
2028	300,000	54,261	354,261	4.0%
2029	300,000	—	300,000	3.5%
2030	425,000	8,401	433,401	3.5%
Total	$3,392,000	$1,929,362	$5,321,362	2.7%

Unencumbered stores as defined by our revolving credit facility are as follows:

March 31, 2021
Total Unencumbered Stores	619
Total Unencumbered Asset Value (1)	$9,501,308
Total Asset Value (2)	$15,110,021

(1)    Total unencumbered asset value as calculated per our Revolving Credit Facility.
(2)    Total asset value as calculated per our Revolving Credit Facility.

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
As of March 31, 2021, we had approximately $5.3 billion in total face value of debt, of which approximately $1.8 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $17.6 million annually.
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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

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
101     The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104    Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: April 30, 2021	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2021	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)