Form 10-Q
period 2021-06-30
Extra Space Storage Inc.
filed 2021-08-05
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 2, 2021, was 133,807,322.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate assets, net	$8,113,074	$7,893,802
Real estate assets - operating lease right-of-use assets	233,929	252,172
Investments in unconsolidated real estate entities	361,228	397,444
Investments in debt securities and notes receivable	568,781	593,810
Cash and cash equivalents	56,006	109,124
Restricted cash	3,743	18,885
Other assets, net	126,331	130,611
Total assets	$9,463,092	$9,395,848
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$5,109,882	$4,797,303
Revolving lines of credit	261,000	949,000
Operating lease liabilities	238,411	263,485
Cash distributions in unconsolidated real estate ventures	62,704	47,126
Accounts payable and accrued expenses	150,091	130,012
Other liabilities	280,049	272,798
Total liabilities	6,102,137	6,459,724
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 133,791,109 and 131,357,961 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,337	1,314
Additional paid-in capital	3,288,852	3,000,458
Accumulated other comprehensive loss	(71,830)	(99,093)
Accumulated deficit	(250,271)	(354,900)
Total Extra Space Storage Inc. stockholders' equity	2,968,088	2,547,779
Noncontrolling interest represented by Preferred Operating Partnership units, net	172,902	172,052
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	219,965	216,293
Total noncontrolling interests and equity	3,360,955	2,936,124
Total liabilities, noncontrolling interests and equity	$9,463,092	$9,395,848

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Property rental	$321,500	$279,312	$625,093	$566,015
Tenant reinsurance	42,334	35,078	81,953	68,691
Management fees and other income	14,796	12,856	30,441	24,992
Total revenues	378,630	327,246	737,487	659,698
Expenses:
Property operations	89,155	89,040	181,522	179,337
Tenant reinsurance	6,735	6,858	13,896	13,536
General and administrative	26,341	25,337	49,881	48,348
Depreciation and amortization	59,570	56,018	118,169	111,293
Total expenses	181,801	177,253	363,468	352,514
Gain on real estate transactions	—	—	63,883	—
Income from operations	196,829	149,993	437,902	307,184
Interest expense	(40,240)	(41,039)	(80,935)	(85,397)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,233)	—	(2,442)
Interest income	12,838	1,669	25,142	3,343
Income before equity in earnings and dividend income from unconsolidated real estate ventures and income tax expense	169,427	109,390	382,109	222,688
Equity in earnings and dividend income from unconsolidated real estate entities	8,322	5,044	15,278	10,087
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	6,251	—	6,251	—
Income tax expense	(5,421)	(3,177)	(9,558)	(5,356)
Net income	178,579	111,257	394,080	227,419
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,438)	(3,139)	(7,118)	(6,250)
Net income allocated to Operating Partnership and other noncontrolling interests	(7,193)	(5,207)	(16,016)	(10,079)
Net income attributable to common stockholders	$167,948	$102,911	$370,946	$211,090
Earnings per common share
Basic	$1.25	$0.80	$2.79	$1.63
Diluted	$1.25	$0.80	$2.79	$1.63
Weighted average number of shares
Basic	133,756,610	128,932,152	132,886,933	129,110,131
Diluted	140,407,195	129,082,468	140,428,558	129,285,675
Cash dividends paid per common share	$1.00	$0.90	$2.00	$1.80

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$178,579	$111,257	$394,080	$227,419
Other comprehensive income (loss):
Change in fair value of interest rate swaps	5,617	(5,728)	28,630	(94,972)
Total comprehensive income	184,196	105,529	422,710	132,447
Less: comprehensive income attributable to noncontrolling interests	10,898	8,034	24,501	11,647
Comprehensive income attributable to common stockholders	$173,298	$97,495	$398,209	$120,800

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

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124
Issuance of common stock upon the exercise of options	—	—	—	56,722	—	4,254	—	—	4,254
Issuance of common stock in connection with share based compensation	—	—	—	89,793	—	3,652	—	—	3,652
Restricted stock grants cancelled	—	—	—	(2,499)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	2,185,685	22	273,698	—	—	273,720
Redemption of Operating Partnership units for stock	—	(193)	—	5,000	—	193	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	(50)	—	—	—	—	—	(50)
Net income (loss)	3,680	8,828	(5)	—	—	—	—	202,998	215,501
Other comprehensive income	144	956	—	—	—	—	21,913	—	23,013
Distributions to Operating Partnership units held by noncontrolling interests	(3,224)	(5,801)	—	—	—	—	—	—	(9,025)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(132,540)	(132,540)
Balances at March 31, 2021	$172,652	$219,682	$346	133,692,662	$1,336	$3,282,255	$(77,180)	$(284,442)	$3,314,649
Issuance of common stock in connection with share based compensation	—	—	—	44,990	—	4,983	—	—	4,983
Restricted stock grants cancelled	—	—	—	(4,972)	—	—	—	—	—
Offering costs associated with previous stock issuance	—	—	—	—	—	(211)	—	—	(211)
Redemption of Operating Partnership units for stock	—	(2,185)	—	58,429	1	2,184	—	—	—
Redemption of Operating Partnership units for cash	—	(113)	—	—	—	(359)	—	—	(472)
Repayment of receivable with Operating Partnership units pledged as collateral	—	411	—	—	—	—	—	—	411
Noncontrolling interest in consolidated joint venture	—	—	150	—	—	—	—	—	150
Net income	3,438	7,190	3	—	—	—	—	167,948	178,579
Other comprehensive income	35	232	—	—	—	—	5,350	—	5,617
Distributions to Operating Partnership units held by noncontrolling interests	(3,223)	(5,751)	—	—	—	—	—	—	(8,974)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(133,777)	(133,777)
Balances at June 30, 2021	$172,902	$219,466	$499	133,791,109	$1,337	$3,288,852	$(71,830)	$(250,271)	$3,360,955

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$394,080	$227,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,169	111,293
Amortization of deferred financing costs	4,869	4,946
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	2,442
Non-cash lease expense	945	430
Compensation expense related to stock-based awards	8,635	7,864
Accrual of interest income added to principal of debt securities and notes receivable	(17,312)	—
Gain on real estate transactions	(63,883)	—
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	(6,251)	—
Distributions from unconsolidated real estate ventures in excess of earnings	3,026	4,254
Changes in operating assets and liabilities:
Other assets	5,519	(10,185)
Accounts payable and accrued expenses	19,063	19,963
Other liabilities	(3,172)	23,647
Net cash provided by operating activities	463,688	392,073
Cash flows from investing activities:
Acquisition of real estate assets	(375,209)	(45,246)
Development and redevelopment of real estate assets	(25,782)	(29,991)
Proceeds from sale of real estate assets	194,205	—
Investment in unconsolidated real estate entities	(7,174)	(9,541)
Return of investment in unconsolidated real estate ventures	31,534	—
Issuance and purchase of notes receivable	(68,523)	(24,325)
Principal payments received from notes receivable	20,426	—
Proceeds from sale of notes receivable	87,298	—
Purchase of equipment and fixtures	(2,077)	(2,765)
Net cash used in investing activities	(145,302)	(111,868)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	273,509	—
Proceeds from notes payable and revolving lines of credit	2,372,000	594,000
Principal payments on notes payable and revolving lines of credit	(3,193,025)	(566,689)
Proceeds from issuance of public bonds, net	446,396	—
Deferred financing costs	(5,403)	(12)
Net proceeds from exercise of stock options	4,254	1,670
Repurchase of common stock	—	(67,819)
Redemption of Operating Partnership units held by noncontrolling interests	(472)	—
Proceeds from principal payments on note receivable collateralized by OP Units	411	—
Contributions from noncontrolling interests	—	68
Dividends paid on common stock	(266,317)	(233,515)
Distributions to noncontrolling interests	(17,999)	(16,890)
Net cash used in financing activities	(386,646)	(289,187)
Net decrease in cash, cash equivalents, and restricted cash	(68,260)	(8,982)
Cash, cash equivalents, and restricted cash, beginning of the period	128,009	70,733
Cash, cash equivalents, and restricted cash, end of the period	$59,749	$61,751

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Supplemental schedule of cash flow information
Interest paid	$76,289	$81,950
Income taxes paid	16,749	1,792
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(2,378)	$(4,005)
Common stock and paid-in capital	2,378	4,005
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$2,493	$6,779
Operating lease liabilities	(2,493)	(6,779)
Acquisitions of real estate assets
Real estate assets, net	$2,673	$—
Investment in unconsolidated real estate ventures	(2,673)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$1,016	$912
Accounts payable and accrued expenses	(1,016)	(912)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$—	$(2,724)
Additional paid-in capital	—	2,724
Establishment of finance lease assets and lease liabilities
Real estate assets, net	$40,993	$8,514
Other liabilities	(40,993)	(8,514)
Investment in unconsolidated real estate ventures received on sale of stores to joint venture
Investment in unconsolidated real estate ventures	$33,878	$—
Real estate assets	(33,878)	—

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

1.    ORGANIZATION
Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop self-storage properties ("stores") located throughout the United States. The Company was formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2021, the Company had direct and indirect equity interests in 1,205 stores. In addition, the Company managed 768 stores for third parties, bringing the total number of stores which it owns and/or manages to 1,973. These stores are located in 40 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848)." ASU 2020-04 and subsequent amendments contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur through December 31, 2022. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$—	$—
Other liabilities - Cash flow hedge swap agreements	$—	$69,551	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2021 or December 31, 2020.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of June 30, 2021, the Company had 17 operating stores classified as held for sale which are included in real estate assets, net.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$100,458	$101,900	$102,333	$102,311
Fixed rate notes receivable	$107,454	$104,000	$114,145	$104,000
Fixed rate notes payable	$4,001,843	$3,925,841	$3,816,530	$3,637,220

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three and six months ended June 30, 2021 and 2020, there were no anti-dilutive options.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended June 30, 2021 and 2020 was $149.81 and $92.95, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	5,876,356	—	5,898,029
Series A Units (Variable Only)	—	875,480	—	875,480
Series B Units	273,027	450,803	301,483	425,446
Series D Units	783,406	1,282,322	—	1,214,732
	1,056,433	8,484,961	301,483	8,413,687

As of June 30, 2021, the Operating Partnership had no exchangeable senior notes issued or outstanding. The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of June 30, 2020. In October and November 2020, a portion of the 2015 Notes were exchanged for cash and shares of the Company’s common stock and the remaining 2015 Notes were redeemed for cash. The 2015 Notes could potentially have had a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company had retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and six months ended June 30, 2021 and 2020, zero and 121,283 shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share.

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$167,948	$102,911	$370,946	$211,090
Earnings and dividends allocated to participating securities	(232)	(173)	(541)	(336)
Earnings for basic computations	167,716	102,738	370,405	210,754
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	8,833	—	21,889	—
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	—	(1,144)	—
Net income for diluted computations	$175,977	$102,738	$391,150	$210,754

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	133,756,610	128,932,152	132,886,933	129,110,131
OP Units	5,767,460	—	5,784,003	—
Series A Units	875,480	—	875,480	—
Series D Units	—	—	865,056	—
Shares related to exchangeable senior notes and dilutive stock options	7,645	150,316	17,086	175,544
Average number of common shares outstanding - diluted	140,407,195	129,082,468	140,428,558	129,285,675
Earnings per common share
Basic	$1.25	$0.80	$2.79	$1.63
Diluted	$1.25	$0.80	$2.79	$1.63

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    STORE ACQUISITIONS AND DISPOSITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2021 and 2020. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

			Consideration Paid				Total
Quarter	Number of Stores		Total	Cash Paid	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Real estate assets
Q2 2021	15	(1)	$193,783	$190,729	$2,673	$381	$193,783
Q1 2021	9		151,884	148,940	—	2,944	151,884
	24		$345,667	$339,669	$2,673	$3,325	$345,667

Q2 2020	—		$—	$—	$—	$—	$—
Q1 2020	2		19,399	19,354	—	45	19,399
	2		$19,399	$19,354	$—	$45	$19,399

(1) Store acquisitions for the three months ended June 30, 2021 include the acquisition of two stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' equity interests in these joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. No gain or loss was recognized as a result of these acquisitions.

Store Dispositions

On March 1, 2021, the Company sold 16 stores that had been classified as held for sale to a newly established unconsolidated joint venture. The Company received cash of $132,759 and maintained a 55% interest in the new joint venture valued at $33,878. The Company recognized a gain of $64,804 related to the sale of these properties.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	June 30,	December 31,
				2021	2020
PR EXR Self Storage, LLC	5	25%	40%	$59,865	$60,092
WICNN JV LLC	—	10%	35%	—	36,032
ESS-CA TIVS JV LP (2)	16	55%	60%	34,000	—
GFN JV, LLC	—	10%	30%	—	18,397
ESS-NYFL JV LP	11	16%	24%	12,025	12,211
PRISA Self Storage LLC	85	4%	4%	8,717	8,815
Alan Jathoo JV LLC	9	10%	10%	7,689	7,780
Storage Portfolio IV JV LLC	5	10%	30%	6,909	—
Storage Portfolio III JV LLC	5	10%	30%	5,649	5,726
ESS Bristol Investments LLC	8	10%	30%	2,743	2,810
Extra Space Northern Properties Six LLC	10	10%	35%	(2,737)	(2,541)
Storage Portfolio II JV LLC	36	10%	30%	(5,771)	(5,441)
VRS Self Storage, LLC	16	45%	54%	(14,499)	17,186
Storage Portfolio I LLC	24	34%	49%	(39,697)	(39,144)
Other minority owned stores	17	10-50%	19-50%	23,631	28,395
SmartStop Self Storage REIT, Inc. Preferred Stock (3)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	247			$298,524	$350,318
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
During the six months ended June 30, 2021, the Company contributed a total of $7,174 of cash to its joint ventures, including its pro-rata portion of the purchase price of five operating stores and other capital contributions related to cash flow requirements for lease up stores.
In June 2021, the Company sold its interest in two unconsolidated joint ventures to its joint venture partner. The Company received proceeds of $1,888 in cash, and recorded a gain of $525 which is included in Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest in the Company's condensed consolidated statements of operations. The Company also purchased its joint venture partners' interests in two unconsolidated joint ventures.
In June 2021, the WICNN JV LLC and GFN JV, LLC joint ventures sold all 17 of the stores owned by the joint ventures to a third party. Subsequent to the sales, these joint ventures were dissolved. As a result of these transactions, the Company recorded a gain of $5,739, which is included in Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest in the Company's condensed consolidated statements of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
7.     INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	June 30, 2021	December 31, 2020
Debt securities - NexPoint Series A Preferred Stock	$200,000	$200,000
Debt securities - NexPoint Series B Preferred Stock	100,000	100,000
Notes Receivable-Bridge Loans	145,581	187,368
Notes Receivable-Senior Mezzanine Loan, net	101,830	101,553
Dividends Receivable	21,370	4,889
	$568,781	$593,810
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
In July 2020, the Company purchased a senior mezzanine note receivable with a principal amount of $103,000. This note receivable bears interest at 5.5%, matures in December 2023 and is collateralized through an equity interest in which it or its subsidiaries wholly own 62 storage facilities. The Company paid cash of $101,142 for the loan receivable and accounts for the discount at amortized cost. The discount is being amortized over the term of the loan receivable.

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of primary mortgage and mezzanine loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables and keep the mezzanine receivables to maturity. During the six months ended June 30, 2021 the Company sold a total principal amount of $87,812 of its mortgage bridge loans receivable to third parties for a total of $87,298 in cash and closed on $68,523 in new mortgage and mezzanine bridge loans.

8.     NOTES PAYABLE, NET
In May 2021, the Operating Partnership executed its initial public bond issuance by selling $450.0 million principal amount of 2.550% Senior Notes due 2031 (the "Notes"). Interest on the Notes is paid semi-annually in arrears on June 1 and December 1 of each year. The Notes will mature on June 1, 2031, and the Operating Partnership may redeem the Notes at its option and sole discretion at any time prior to March 31, 2031 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest. The Notes are unsecured, and are fully and unconditionally guaranteed by the Company, ESS Holdings Business Trust I, and ESS Holdings Business Trust II (the "Guarantors," and together with the Operating Partnership, the "Obligated Group"), on a joint and several basis. The guarantee of the Notes will be a senior unsecured obligation of each Guarantor. The Guarantors have no material operations separate from the operation of the Operating Partnership and no material assets, other than their respective investments directly or indirectly in the Operating Partnership, and therefore the assets, liabilities, and results of operations of the Obligated Group are not materially different than those reported in the Company's financial statements.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $35,455 will be reclassified and increase interest expense.

The Company held 20 derivative financial instruments which had a total combined notional amount of $1,989,896 as of June 30, 2021.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	June 30, 2021	December 31, 2020
Other assets	$—	$—
Other liabilities	$69,551	$98,325

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended June 30,
Type	2021	2020		2021	2020
Swap Agreements	$(3,124)	$(13,350)	Interest expense	$(8,747)	$(7,639)

	Gain (loss) recognized in OCI For the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Six Months Ended June 30,
Type	2021	2020		2021	2020
Swap Agreements	$11,052	$(103,060)	Interest expense	$(17,592)	$(8,202)

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

As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $71,694. As of June 30, 2021, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2021, it could have been required to cash settle its obligations under the agreements at their termination value of $71,694, including accrued interest.
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

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the Notes were as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest	$—	$4,492	$—	$8,984
Amortization of discount	—	1,233	—	2,442
Total interest expense recognized	$—	$5,725	$—	$11,426

On October 1, 2020, the holders of $71,513 principal amount of the 2015 Notes exchanged their Notes. The Company paid cash of $71,513 for the principal amount and issued 124,819 shares of common stock with a value of $13,495 for the exchange value in excess of the principal amount. On November 2, 2020, the holders of an additional $503,432 principal amount of the 2015 Notes exchanged their Notes and the Company redeemed the remaining $55 of outstanding principal amount of the 2015 Notes. The Company paid cash of $503,487 for the principal amount and issued 1,198,962 shares of common stock with a value of $138,900 for the exchange value in excess of the principal amount.

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

During the six months ended June 30, 2021, the Company sold 585,685 shares of common stock under its "at the market" equity program resulting in net proceeds of $66,937. As of June 30, 2021, the Company did not have an active ATM program, and anticipates filing a new plan in the third quarter of 2021. On March 23, 2021, the Company sold 1,600,000 shares of its common stock in a registered offering structured as a bought deal at a price of $129.13 per share resulting in net proceeds of $206,573.

On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. No shares were repurchased during the six months ended June 30, 2021.
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

At June 30, 2021 and December 31, 2020, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of June 30, 2021 and December 31, 2020, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	June 30, 2021	December 31, 2020
Series A Units	$14,638	$13,788
Series B Units	40,902	40,902
Series D Units	117,362	117,362
	$172,902	$172,052

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

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $1,900 is shown as a reduction of the noncontrolling interests related to the OP Units as of June 30, 2021 and December 31, 2020. See footnote 13 for further discussion of noncontrolling interests.

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
13.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.6% ownership interest in the Operating Partnership as of June 30, 2021. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 5.4% are held by certain former owners of assets acquired by the Operating Partnership. As of June 30, 2021 and December 31, 2020, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $1,900 and $2,311, respectively, because the borrowers under the loan receivable are also holders of OP Units (Note 12). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of June 30, 2021, the ten-day average closing price of the Company's common stock was $163.63 and there were 5,734,356 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2021 and the Company elected to pay the OP Unit holders cash, the Company would have paid $938,313 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2021	2020
OP Units redeemed for common stock	63,429	108,862
OP Units redeemed for cash	3,000	—
Cash paid for OP Units redeemed	$472	$—

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

Other Noncontrolling Interests

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Other noncontrolling interests represent the ownership interests of third parties in three consolidated joint ventures as of June 30, 2021. One joint venture owns four operating stores, another joint venture owns two operating stores, and the last owns one property that is under development. The voting interests of the third-party owners are between 5.0% and 20.0%.
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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Self-Storage Operations	$321,500	$279,312	$625,093	$566,015
Tenant Reinsurance	42,334	35,078	81,953	68,691
Total segment revenues	$363,834	$314,390	$707,046	$634,706

Operating expenses:
Self-Storage Operations	$89,155	$89,040	$181,522	$179,337
Tenant Reinsurance	6,735	6,858	13,896	13,536
Total segment operating expenses	$95,890	$95,898	$195,418	$192,873

Net operating income:
Self-Storage Operations	$232,345	$190,272	$443,571	$386,678
Tenant Reinsurance	35,599	28,220	68,057	55,155
Total segment net operating income:	$267,944	$218,492	$511,628	$441,833

Other components of net income:
Management fees and other income	$14,796	$12,856	$30,441	$24,992
General and administrative expense	(26,341)	(25,337)	(49,881)	(48,348)
Depreciation and amortization expense	(59,570)	(56,018)	(118,169)	(111,293)
Gain on real estate transactions	—	—	63,883	—
Interest expense	(40,240)	(41,039)	(80,935)	(85,397)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,233)	—	(2,442)
Interest income	12,838	1,669	25,142	3,343
Equity in earnings and dividend income from unconsolidated real estate entities	8,322	5,044	15,278	10,087
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	6,251	—	6,251	—
Income tax expense	(5,421)	(3,177)	(9,558)	(5,356)
Net income	$178,579	$111,257	$394,080	$227,419

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
15.    COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of June 30, 2021, the Company was under agreement to acquire three stores at a total purchase price of $28,850. All three stores are scheduled to close in 2021. Additionally, the Company is under agreement to acquire seven stores with joint venture partners, for a total investment of $9,890. These stores are also expected to close in 2021.

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
COVID-19 UPDATE
The United States and other countries around the world continue to be impacted by the COVID-19 pandemic, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions have taken various actions in an effort to slow the spread of COVID-19, including issuance of varying forms of states of emergency orders. In response to these evolving orders and the COVID-19 pandemic, we have implemented a wide range of practices to protect and support our employees and customers. Such measures include instituting “work from home” measures at our corporate offices and call center, instituting a contactless rental process that allows our on-site employees to continue to rent storage units without physical interaction, and providing personal protective equipment to on-site employees providing essential functions so that hygiene and “social distancing” standards can be effectively managed and applied. Although we have started to see certain governmental restrictions lifted and certain work practices return to normal, our customers may continue to be impacted by the COVID-19 pandemic and related governmental responses, including through unemployment, which may impact their ability to pay rent or renew their leases. With the lifting of many governmental restrictions, we have seen record occupancy in our stores. However, given the uncertainty resulting from the pandemic, our business may be impacted by the COVID-19 pandemic including additional governmental restrictions.

PROPERTIES

As of June 30, 2021, we owned or had ownership interests in 1,205 operating stores. Of these stores, 952 are wholly-owned, six are in consolidated joint ventures, and 247 are in unconsolidated joint ventures. In addition, we managed an additional 768 stores for third parties bringing the total number of stores which we own and/or manage to 1,973. These stores are located in 40 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of June 30, 2021, approximately 1,215,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2021, the average length of stay was approximately 15.3 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $17.09 for the three months ended June 30, 2021, compared to $15.69 for the three months ended June 30, 2020. Average annual rent per square foot for new leases was $20.65 for the three months ended June 30, 2021, compared to $12.81 for the three months ended June 30, 2020. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.5% and 3.2%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	June 30, 2021
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	10	688,412	1	75,801	14	1,004,509	25	1,768,722
Arizona	23	1,623,418	8	555,273	19	1,604,902	50	3,783,593
California	162	12,542,076	47	3,436,170	74	7,133,574	283	23,111,820
Colorado	17	1,152,806	2	186,209	26	1,907,966	45	3,246,981
Connecticut	7	531,451	6	489,573	7	489,443	20	1,510,467
Delaware	—	—	1	76,645	2	138,479	3	215,124
Florida	97	7,473,508	28	2,456,339	113	8,955,413	238	18,885,260
Georgia	67	5,193,294	5	434,433	26	1,953,401	98	7,581,128
Hawaii	13	862,996	—	—	4	211,854	17	1,074,850
Idaho	—	—	—	—	2	131,589	2	131,589
Illinois	36	2,733,764	9	674,573	26	1,933,850	71	5,342,187
Indiana	15	950,223	1	58,166	17	1,183,558	33	2,191,947
Kansas	1	50,209	2	108,920	6	472,359	9	631,488
Kentucky	11	930,785	1	51,148	6	507,098	18	1,489,031
Louisiana	2	164,114	—	—	9	702,348	11	866,462
Maryland	33	2,763,170	8	550,819	35	2,633,281	76	5,947,270
Massachusetts	46	2,966,289	10	640,779	15	981,649	71	4,588,717
Michigan	7	567,629	4	309,086	4	341,028	15	1,217,743
Minnesota	6	509,241	4	305,846	15	1,107,912	25	1,922,999
Mississippi	3	221,957	—	—	1	83,015	4	304,972
Missouri	5	332,820	2	119,275	11	757,593	18	1,209,688
Nebraska	—	—	—	—	3	278,391	3	278,391
Nevada	14	1,040,063	4	473,751	7	709,158	25	2,222,972
New Hampshire	2	135,835	2	84,693	3	192,052	7	412,580
New Jersey	60	4,821,988	16	1,142,042	24	1,840,990	100	7,805,020
New Mexico	11	718,360	6	355,243	13	958,516	30	2,032,119
New York	28	2,029,942	17	1,467,061	25	1,516,443	70	5,013,446
North Carolina	20	1,505,344	4	298,667	19	1,429,920	43	3,233,931
Ohio	17	1,316,224	5	325,713	7	573,101	29	2,215,038
Oklahoma	—	—	—	—	20	1,612,383	20	1,612,383
Oregon	8	552,184	1	65,285	10	728,678	19	1,346,147
Pennsylvania	21	1,537,085	7	513,427	29	2,118,628	57	4,169,140
Rhode Island	2	133,582	—	—	3	231,840	5	365,422
South Carolina	23	1,812,228	8	537,319	17	1,409,789	48	3,759,336
Tennessee	21	1,772,988	12	807,403	12	841,847	45	3,422,238
Texas	104	8,937,221	17	1,339,415	73	5,845,808	194	16,122,444
Utah	10	710,457	—	—	24	1,857,803	34	2,568,260
Virginia	47	3,784,709	8	628,603	23	1,794,470	78	6,207,782
Washington	8	624,614	—	—	13	1,039,984	21	1,664,598
Washington, DC	1	100,039	1	103,731	6	534,855	8	738,625
Wisconsin	—	—	—	—	5	430,343	5	430,343
Totals	958	73,791,025	247	18,671,408	768	60,179,820	1,973	152,642,253

(1)    Includes six consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2021 and 2020

Overview
Results for the three and six months ended June 30, 2021 included the operations of 1,205 stores (952 wholly-owned, six in consolidated joint ventures, and 247 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2020, which included the operations of 1,178 stores (927 wholly-owned, six in consolidated joint ventures, and 245 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues:
Property rental	$321,500	$279,312	$42,188	15.1%	$625,093	$566,015	$59,078	10.4%
Tenant reinsurance	42,334	35,078	7,256	20.7%	81,953	68,691	13,262	19.3%
Management fees and other income	14,796	12,856	1,940	15.1%	30,441	24,992	5,449	21.8%
Total revenues	$378,630	$327,246	$51,384	15.7%	$737,487	$659,698	$77,789	11.8%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2021 was primarily the result of an increase of $35,122 and $46,928, respectively, related to higher occupancy and increased rental rates at our stabilized stores. An additional increase of $9,417 and $15,013, respectively, was attributable to store acquisitions completed in 2021 and 2020. We acquired 24 wholly-owned stores during the six months ended June 30, 2021 and a total of 23 stores during the year ended December 31, 2020.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated and higher occupancy. We operated 1,973 stores at June 30, 2021 compared to 1,878 stores at June 30, 2020.

Management Fees and Other Income—Management fees and other income primarily represent the fee collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and six months ended June 30, 2021 was primarily due to an increase in the number of stores managed and other transaction fee income. As of June 30, 2021, we managed 1,021 stores for joint ventures and third parties, compared to 951 stores as of June 30, 2020.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Expenses:
Property operations	$89,155	$89,040	$115	0.1%	$181,522	$179,337	$2,185	1.2%
Tenant reinsurance	6,735	6,858	(123)	(1.8)%	13,896	13,536	360	2.7%
General and administrative	26,341	25,337	1,004	4.0%	49,881	48,348	1,533	3.2%
Depreciation and amortization	59,570	56,018	3,552	6.3%	118,169	111,293	6,876	6.2%
Total expenses	$181,801	$177,253	$4,548	2.6%	$363,468	$352,514	$10,954	3.1%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2021 was due primarily to an increase of $3,345 and $5,972, respectively, attributable to store acquisitions completed in 2021 and 2020. We acquired 24 wholly-owned stores during the six months ended June 30, 2021 and a total of 23 stores during the year ended December 31, 2020. The property operations increase was partially offset by decreases in payroll and marketing expenses of $1,997 and $2,118, respectively, at stabilized stores and by decreases of $1,590 and $2,304, respectively, due to stores sold in 2021 and 2020.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. We operated 1,973 stores at June 30, 2021 compared to 1,878 stores at June 30, 2020.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. We did not observe any material trends in specific payroll, travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 24 wholly-owned stores during the six months ended June 30, 2021 and a total of 23 stores during the year ended December 31, 2020.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Gain on real estate transactions	$—	$—	$—	—%	$63,883	$—	$63,883	(100.0)%
Interest expense	(40,240)	(41,039)	799	(1.9)%	(80,935)	(85,397)	4,462	(5.2)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,233)	1,233	(100.0)%	—	(2,442)	2,442	(100.0)%
Interest income	12,838	1,669	11,169	669.2%	25,142	3,343	21,799	652.1%
Equity in earnings and dividend income from unconsolidated real estate entities	8,322	5,044	3,278	65.0%	15,278	10,087	5,191	51.5%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	6,251	—	6,251	100.0%	6,251	—	6,251	100.0%
Income tax expense	(5,421)	(3,177)	(2,244)	70.6%	(9,558)	(5,356)	(4,202)	78.5%
Total other revenues & expenses, net	$(18,250)	$(38,736)	$20,486	(52.9)%	$20,061	$(79,765)	$99,826	(125.2)%

Gain on Real Estate Transactions—During the six months ended June 30, 2021, we sold 16 stores to a newly established unconsolidated joint venture. We recognized a total gain of $64,804 related to this transaction. This gain was partially offset by losses related to the sale of notes receivable and solar assets.

Interest Expense—The decrease in interest expense during the six months ended June 30, 2021 was primarily the result of a lower weighted average interest rate compared to the same period in the prior year, as well as a shift in outstanding balances between fixed- and variable-rate debt.

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

Interest Income—Interest income represents interest earned on bridge loans, notes receivable and debt securities and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three and six months ended June 30, 2021 was primarily the result of interest earned on these loans as well as interest earned from a senior mezzanine note receivable with a principal amount of $103,000, which was purchased in July 2020, and our investment in preferred stock of JCAP, which was purchased in November 2020 for $300,000. The interest related to this investment accrues quarterly. A portion of the interest accrued will be paid out each quarter beginning on the first anniversary of the issuance date, with the remainder to be received upon maturity.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. Dividend income represents dividends from our investment in preferred stock of SmartStop, which was purchased in October 2019 for $150,000 with another $50,000 invested in October 2020. The increase for the three and six months ended June 30, 2021 related primarily to the dividend income from the additional SmartStop preferred stock purchased in October 2020.

Equity in Earnings of Unconsolidated Real Estate Ventures - Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partner's Interest - In June 2021, the Company sold its interest in two unconsolidated joint ventures to its joint venture partner. The Company received proceeds of $1,888 in cash, and recorded a gain of $525. Also in June 2021, the WICNN JV LLC and GFN JV, LLC joint ventures sold all 17 of the stores owned by the joint ventures to a third party. Subsequent to the sales, these joint ventures were dissolved. As a result of these transactions, the Company recorded a gain of $5,739.

Income Tax Expense—For the three and six months ended June 30, 2021, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$167,948	$102,911	$370,946	$211,090

Adjustments:
Real estate depreciation	56,470	53,367	112,285	106,293
Amortization of intangibles	1,008	538	1,701	1,155
Gain on real estate transactions	—	—	(63,883)	—
Unconsolidated joint venture real estate depreciation and amortization	3,079	2,224	5,584	4,388
Unconsolidated joint venture gain on sale of real estate assets and purchase of partner's interest	(6,251)	—	(6,251)	—
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,144)	(1,144)
Income allocated to Operating Partnership noncontrolling interests	10,631	8,346	23,134	16,329
Funds from operations attributable to common stockholders and unit holders	$232,313	$166,814	$442,372	$338,111

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
Same-store rental revenues	$294,772	$259,585	13.6%	$573,653	$526,318	9.0%
Same-store operating expenses	74,848	76,600	(2.3)%	152,736	154,608	(1.2)%
Same-store net operating income	$219,924	$182,985	20.2%	$420,917	$371,710	13.2%
Same-store square foot occupancy as of quarter end	97.0%	94.2%		97.0%	94.2%
Properties included in same-store	860	860		860	860

Same-store revenues for the three and six months ended June 30, 2021 increased due to higher average occupancy and higher average rates to new and existing customers. For the three months ended June 30, 2021, revenue also increased due to higher late fees and lower bad debt, partially offset by higher discounts. Same-store expenses were lower for the three and six months ended June 30, 2021 due to decreases in payroll and marketing expense, partially offset by increases in property taxes and credit card processing fees.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$178,579	$111,257	$394,080	$227,419
Adjusted to exclude:
Gain on real estate transactions	—	—	(63,883)	—
Equity in earnings and dividend income from unconsolidated real estate entities	(8,322)	(5,044)	(15,278)	(10,087)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	(6,251)	—	(6,251)	—
Interest expense	40,240	42,272	80,935	87,839
Depreciation and amortization	59,570	56,018	118,169	111,293
Income tax expense	5,421	3,177	9,558	5,356
General and administrative	26,341	25,337	49,881	48,348
Management fees, other income and interest income	(27,634)	(14,525)	(55,583)	(28,335)
Net tenant insurance	(35,599)	(28,220)	(68,057)	(55,155)
Non-same store rental revenue	(26,728)	(19,727)	(51,440)	(39,697)
Non-same store operating expense	14,307	12,440	28,786	24,729
Total same-store net operating income	$219,924	$182,985	$420,917	$371,710

Same-store rental revenues	$294,772	$259,585	$573,653	$526,318
Same-store operating expenses	74,848	76,600	152,736	154,608
Same-store net operating income	$219,924	$182,985	$420,917	$371,710

CASH FLOWS

Cash flows from operating activities for the six months ended June 30, 2021 increased when compared to the same period in the prior year as a result of our continued total revenue growth. This growth was due to an increase in the number of stores we own and operate and higher average occupancy at our stores. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$463,688	$392,073
Net cash used in investing activities	(145,302)	(111,868)
Net cash used in financing activities	(386,646)	(289,187)

Significant components of net cash flow included:
Net income	$394,080	$227,419
Depreciation and amortization	118,169	111,293
Gain on real estate transactions	(63,883)	—
Acquisition and development of real estate assets	(400,991)	(75,237)
Proceeds from sale of real estate assets	194,205	—
Issuance and purchase of notes receivable	(68,523)	(24,325)
Proceeds from sale of notes receivable	87,298	—
Proceeds from the sale of common stock, net of offering costs	273,509	—
Proceeds from notes payable and revolving lines of credit	2,372,000	594,000
Principal payments on notes payable and revolving lines of credit	(3,193,025)	(566,689)
Proceeds from issuance of public bonds, net	446,396	—
Dividends paid on common stock	(266,317)	(233,515)

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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2021, we had $56,006 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2021 and 2020, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of June 30, 2021, we had $5,396,746 face value of debt, resulting in a debt to total enterprise value ratio of 18.9%. As of June 30, 2021, the ratio of total fixed-rate debt and other instruments to total debt was 72.7% ($3,925,841 total fixed-rate debt including $1,999,896 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2021 was 2.8%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2021.

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

The following table presents our secured and unsecured debt:

	June 30, 2021	Weighted Average Rate
Secured Fixed-rate debt:	$950,841	3.2%
Secured Variable-rate debt:	871,904	1.6%
Unsecured Fixed-rate debt:	2,975,000	3.2%
Unsecured Variable-rate debt:	599,000	1.4%
Total Face Value Debt	$5,396,745	2.8%

The following table summarizes the schedule of maturities for our face value of debt including available extensions as of June 30, 2021:

Year	Unsecured	Secured	Total	Weighted Average Rate
2021	$—	$—	$—	—
2022	—	493,384	493,384	2.2%
2023	—	138,292	138,292	2.2%
2024	425,000	305,690	730,690	1.8%
2025	245,000	685,077	930,077	2.6%
2026	729,000	125,000	854,000	2.7%
2027	700,000	13,135	713,135	3.2%
2028	300,000	53,840	353,840	4.0%
2029	300,000	—	300,000	3.3%
2030	425,000	8,327	433,327	3.5%
2031	450,000	$—	450,000	2.4%
Total	$3,574,000	$1,822,745	$5,396,745	2.7%

Unencumbered stores as defined by our revolving credit facility are as follows:

June 30, 2021
Total Unencumbered Stores	647
Total Unencumbered Asset Value (1)	$10,676,376
Total Asset Value (2)	$16,469,940

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
As of June 30, 2021, we had approximately $5.4 billion in total face value of debt, of which approximately $1.5 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $14.7 million annually.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

4.1    Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Current Report on Form 8-K filed May 11, 2021).
4.2    First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by reference to the Current Report on Form 8-K filed May 11, 2021).
10.1    Second Amended and Restated Credit Agreement, dated as of June 22, 2021, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents and lead arrangers and book runners, and certain lenders party thereto (incorporated by reference to the Current Report on Form 8-K filed June 25, 2021).
22.1    Issuer and Guarantors of Guaranteed Securities
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
101     The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104    Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 5, 2021	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)