Form 10-Q
period 2021-09-30
Extra Space Storage Inc.
filed 2021-11-03
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 1, 2021, was 133,891,804.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate assets, net	$8,272,671	$7,893,802
Real estate assets - operating lease right-of-use assets	229,184	252,172
Investments in unconsolidated real estate entities	373,765	397,444
Investments in debt securities and notes receivable	606,115	593,810
Cash and cash equivalents	65,565	109,124
Restricted cash	15,717	18,885
Other assets, net	145,342	130,611
Total assets	$9,708,359	$9,395,848
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$5,409,828	$4,797,303
Revolving lines of credit	174,000	949,000
Operating lease liabilities	234,118	263,485
Cash distributions in unconsolidated real estate ventures	63,196	47,126
Accounts payable and accrued expenses	164,674	130,012
Other liabilities	279,668	272,798
Total liabilities	6,325,484	6,459,724
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 133,819,163 and 131,357,961 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,338	1,314
Additional paid-in capital	3,283,848	3,000,458
Accumulated other comprehensive loss	(64,155)	(99,093)
Accumulated deficit	(229,269)	(354,900)
Total Extra Space Storage Inc. stockholders' equity	2,991,762	2,547,779
Noncontrolling interest represented by Preferred Operating Partnership units, net	170,248	172,052
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	220,865	216,293
Total noncontrolling interests and equity	3,382,875	2,936,124
Total liabilities, noncontrolling interests and equity	$9,708,359	$9,395,848

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Property rental	$351,355	$290,423	$976,448	$856,438
Tenant reinsurance	44,258	39,294	126,211	107,985
Management fees and other income	16,879	13,307	47,320	38,299
Total revenues	412,492	343,024	1,149,979	1,002,722
Expenses:
Property operations	92,794	92,322	274,316	271,659
Tenant reinsurance	7,509	7,189	21,405	20,725
General and administrative	24,395	23,894	74,276	72,242
Depreciation and amortization	61,516	56,412	179,685	167,705
Total expenses	186,214	179,817	549,682	532,331
Gain on real estate transactions	—	—	63,883	—
Income from operations	226,278	163,207	664,180	470,391
Interest expense	(39,670)	(42,213)	(120,605)	(127,610)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,233)	—	(3,675)
Interest income	11,729	3,145	36,871	6,488
Income before equity in earnings and dividend income from unconsolidated real estate ventures and income tax expense	198,337	122,906	580,446	345,594
Equity in earnings and dividend income from unconsolidated real estate entities	8,255	5,605	23,533	15,692
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	6,251	—
Income tax expense	(6,772)	(4,657)	(16,330)	(10,013)
Net income	199,820	123,854	593,900	351,273
Net income allocated to Preferred Operating Partnership noncontrolling interests	(3,529)	(3,248)	(10,647)	(9,498)
Net income allocated to Operating Partnership and other noncontrolling interests	(8,015)	(5,973)	(24,031)	(16,052)
Net income attributable to common stockholders	$188,276	$114,633	$559,222	$325,723
Earnings per common share
Basic	$1.41	$0.89	$4.19	$2.52
Diluted	$1.40	$0.88	$4.19	$2.50
Weighted average number of shares
Basic	133,809,750	128,862,341	133,197,903	129,044,954
Diluted	140,425,269	129,871,096	139,854,881	130,066,121
Cash dividends paid per common share	$1.25	$0.90	$3.25	$2.70

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$199,820	$123,854	$593,900	$351,273
Other comprehensive income (loss):
Change in fair value of interest rate swaps	8,055	11,181	36,685	(83,791)
Total comprehensive income	207,875	135,035	630,585	267,482
Less: comprehensive income attributable to noncontrolling interests	11,924	9,854	36,425	21,501
Comprehensive income attributable to common stockholders	$195,951	$125,181	$594,160	$245,981

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

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
Buyback of common stock, net of offering costs	—	—	—	(600)	—	—	—	(54)	(54)
Repayment of receivable with Preferred operating units pledged as collateral on loan	—	8,226	—	—	—	—	—	—	8,226
Redemption of Preferred B Units in the Operating Partnership for cash	(1,000)	—	—	—	—	—	—	—	(1,000)
Net income (loss)	3,248	5,986	(13)	—	—	—	—	114,633	123,854
Other comprehensive income	83	550	—	—	—	—	10,548	—	11,181
Distributions to Operating Partnership units held by noncontrolling interests	(3,135)	(5,235)	—	—	—	—	—	—	(8,370)
Dividends paid on common stock at $0.90 per share	—	—	—	—	—	—	—	(116,185)	(116,185)
Balances at September 30, 2020	$171,738	$206,394	$406	129,094,900	$1,291	$2,889,592	$(108,708)	$(392,891)	$2,767,822

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124
Issuance of common stock upon the exercise of options	—	—	—	56,722	—	4,254	—	—	4,254
Issuance of common stock in connection with share based compensation	—	—	—	89,793	—	3,652	—	—	3,652
Restricted stock grants cancelled	—	—	—	(2,499)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	2,185,685	22	273,698	—	—	273,720
Redemption of Operating Partnership units for stock	—	(193)	—	5,000	—	193	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	(50)	—	—	—	—	—	(50)
Net income (loss)	3,680	8,828	(5)	—	—	—	—	202,998	215,501
Other comprehensive income	144	956	—	—	—	—	21,913	—	23,013
Distributions to Operating Partnership units held by noncontrolling interests	(3,224)	(5,801)	—	—	—	—	—	—	(9,025)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(132,540)	(132,540)
Balances at March 31, 2021	$172,652	$219,682	$346	133,692,662	$1,336	$3,282,255	$(77,180)	$(284,442)	$3,314,649

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
Issuance of common stock in connection with share based compensation	—	—	—	44,990	—	4,983	—	—	4,983
Restricted stock grants cancelled	—	—	—	(4,972)	—	—	—	—	—
Offering costs associated with previous stock issuance	—	—	—	—	—	(211)	—	—	(211)
Redemption of Operating Partnership units for stock	—	(2,185)	—	58,429	1	2,184	—	—	—
Redemption of Operating Partnership units for cash	—	(113)	—	—	—	(359)	—	—	(472)
Repayment of receivable with Operating Partnership units pledged as collateral	—	411	—	—	—	—	—	—	411
Noncontrolling interest in consolidated joint venture	—	—	150	—	—	—	—	—	150
Net income	3,438	7,190	3	—	—	—	—	167,948	178,579
Other comprehensive income	35	232	—	—	—	—	5,350	—	5,617
Distributions to Operating Partnership units held by noncontrolling interests	(3,223)	(5,751)	—	—	—	—	—	—	(8,974)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(133,777)	(133,777)
Balances at June 30, 2021	$172,902	$219,466	$499	133,791,109	$1,337	$3,288,852	$(71,830)	$(250,271)	$3,360,955
Issuance of common stock upon the exercise of options	—	—	—	5,600	—	318	—	—	318
Issuance of common stock in connection with share based compensation	—	—	—	10,913	—	4,012	—	—	4,012
Restricted stock grants cancelled	—	—	—	(4,582)	—	—	—	—	—
Offering costs associated with previous stock issuance	—	—	—	—	—	(151)	—	—	(151)
Redemption of Operating Partnership units for stock	—	(34)	—	858	—	34	—	—	—
Redemption of Preferred B Units in the Operating Partnership for stock	(2,834)	—	—	15,265	1	2,833	—	—	—
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(12,050)	—	—	(12,050)
Noncontrolling interest in consolidated joint venture	—	—	(225)	—	—	—	—	—	(225)
Net income	3,529	8,015		—	—	—	—	188,276	199,820
Other comprehensive income	50	330	—	—	—	—	7,675	—	8,055
Distributions to Operating Partnership units held by noncontrolling interests	(3,399)	(7,186)	—	—	—	—	—	—	(10,585)
Dividends paid on common stock at $1.25 per share	—	—	—	—	—	—	—	(167,274)	(167,274)
Balances at September 30, 2021	$170,248	$220,591	$274	133,819,163	$1,338	$3,283,848	$(64,155)	$(229,269)	$3,382,875

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$593,900	$351,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,685	167,705
Amortization of deferred financing costs	6,656	7,356
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	3,675
Non-cash lease expense	1,396	799
Compensation expense related to stock-based awards	12,647	11,316
Accrual of interest income added to principal of debt securities and notes receivable	(25,871)	—
Gain on real estate transactions	(63,883)	—
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	(6,251)	—
Distributions from unconsolidated real estate ventures in excess of earnings	4,640	5,097
Changes in operating assets and liabilities:
Other assets	(10,612)	(17,977)
Accounts payable and accrued expenses	33,907	41,780
Other liabilities	3,054	12,243
Net cash provided by operating activities	729,268	583,267
Cash flows from investing activities:
Acquisition of real estate assets	(589,382)	(151,244)
Development and redevelopment of real estate assets	(42,719)	(46,112)
Proceeds from sale of real estate assets and investments in real estate ventures	196,241	234
Investment in unconsolidated real estate entities	(20,834)	(13,937)
Return of investment in unconsolidated real estate ventures	31,534	371
Issuance and purchase of notes receivable	(143,270)	(149,750)
Principal payments received from notes receivable	36,874	—
Proceeds from sale of notes receivable	116,822	—
Purchase of equipment and fixtures	(3,058)	(3,407)
Net cash used in investing activities	(417,792)	(363,845)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	273,358	—
Proceeds from notes payable and revolving lines of credit	3,323,000	1,419,000
Principal payments on notes payable and revolving lines of credit	(4,526,549)	(1,192,750)
Proceeds from issuance of public bonds, net	1,040,349	—
Deferred financing costs	(10,698)	(3,161)
Net proceeds from exercise of stock options	4,572	2,870
Repurchase of common stock	—	(67,873)
Redemption of Operating Partnership units held by noncontrolling interests	(472)	(1,000)
Proceeds from principal payments on note receivable collateralized by OP Units	411	—
Proceeds from principal payments on note receivable collateralized by Preferred OP Units	—	8,226
Contributions from noncontrolling interests	—	68
Dividends paid on common stock	(433,591)	(349,700)
Distributions to noncontrolling interests	(28,584)	(25,261)
Net cash used in financing activities	(358,204)	(209,581)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(46,728)	9,841
Cash, cash equivalents, and restricted cash, beginning of the period	128,009	70,733
Cash, cash equivalents, and restricted cash, end of the period	$81,281	$80,574

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Supplemental schedule of cash flow information
Interest paid	$116,937	$119,977
Income taxes paid	21,365	5,181
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(2,412)	$(4,005)
Common stock and paid-in capital	2,412	4,005
Establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$2,911	$6,779
Operating lease liabilities	(2,911)	(6,779)
Acquisitions of real estate assets
Real estate assets, net	$2,228	$(13,833)
Investment in unconsolidated real estate ventures	(2,673)	—
Finance lease liability	445	13,833
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$756	$676
Accounts payable and accrued expenses	(756)	(676)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$(2,834)	$(2,724)
Additional paid-in capital	2,834	2,724
Establishment of finance lease assets and lease liabilities
Real estate assets, net	$41,438	$8,605
Other liabilities	(41,438)	(8,605)
Investment in unconsolidated real estate ventures received on sale of stores to joint venture
Investment in unconsolidated real estate ventures	$33,878	$—
Real estate assets	(33,878)	—

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2021, the Company had direct and indirect equity interests in 1,227 stores. In addition, the Company managed 827 stores for third parties, bringing the total number of stores which it owns and/or manages to 2,054. These stores are located in 41 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$—	$—
Other liabilities - Cash flow hedge swap agreements	$—	$61,421	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2021 or December 31, 2020.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of September 30, 2021, the Company had 16 operating stores classified as held for sale which are included in real estate assets, net.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$100,815	$101,900	$102,333	$102,311
Fixed rate notes receivable	$107,176	$104,251	$114,145	$104,000
Fixed rate notes payable	$4,575,824	$4,512,030	$3,816,530	$3,637,220

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three and nine months ended September 30, 2021 and 2020, there were no anti-dilutive options.

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2021 and 2020 was $176.78 and $103.36, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	5,815,916	—	5,870,459
Series A Units (Variable Only)	—	875,480	—	875,480
Series B Units	225,972	400,668	271,132	416,796
Series D Units	663,888	1,135,469	784,139	1,187,083
	889,860	8,227,533	1,055,271	8,349,818

As of September 30, 2021, the Operating Partnership had no exchangeable senior notes issued or outstanding. The Operating Partnership had $575,000 of its 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) issued and outstanding as of September 30, 2020. In October and November 2020, a portion of the 2015 Notes were exchanged for cash and shares of the Company’s common stock and the remaining 2015 Notes were redeemed for cash. The 2015 Notes could potentially have had a dilutive impact on the Company’s earnings per share calculations. The 2015 Notes were exchangeable by holders into shares of the Company’s common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.

Although the Company had retained the right to satisfy the exchange obligation in excess of the accreted principal amount of the 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” requires an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and requires

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the three and nine months ended September 30, 2021 and 2020, zero and 761,975 shares, respectively, related to the 2015 Notes were included in the computation for diluted earnings per share.

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$188,276	$114,633	$559,222	$325,723
Earnings and dividends allocated to participating securities	(260)	(177)	(800)	(513)
Earnings for basic computations	188,016	114,456	558,422	325,210
Earnings and dividends allocated to participating securities	—	177	—	513
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	9,810	—	29,395	—
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	—	(1,716)	—
Net income for diluted computations	$197,254	$114,633	$586,101	$325,723

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	133,809,750	128,862,341	133,197,903	129,044,954
OP Units	5,733,936	—	5,767,132	—
Series A Units	875,480	—	875,480	—
Unvested restricted stock awards included for treasury stock method	—	214,909	—	212,311
Shares related to exchangeable senior notes and dilutive stock options	6,103	793,846	14,366	808,856
Average number of common shares outstanding - diluted	140,425,269	129,871,096	139,854,881	130,066,121
Earnings per common share
Basic	$1.41	$0.89	$4.19	$2.52
Diluted	$1.40	$0.88	$4.19	$2.50

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    STORE ACQUISITIONS AND DISPOSITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three and nine months ended September 30, 2021 and 2020. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

			Consideration Paid						Total
Quarter	Number of Stores		Total	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Real estate assets
Q3 2021	12	(1)	$186,689	$185,497	$—	$445	$—	$747	$186,689
Q2 2021	15	(2)	193,783	190,729	—	—	2,673	381	193,783
Q1 2021	9		151,884	148,940	—	—	—	2,944	151,884
	36		$532,356	$525,166	$—	$445	$2,673	$4,072	$532,356

Q3 2020	8	(3)	$101,731	$86,996	$—	$13,833	$—	$902	$101,731
Q2 2020	—		—	—	—	—	—	—	—
Q1 2020	2		19,399	19,354	—	—	—	45	19,399
	10		$121,130	$106,350	$—	$13,833	$—	$947	$121,130

(1) Store acquisitions during the three months ended September 30, 2021 include the acquisition of one store that was subject to a finance land lease. The right-of-use asset associated with this lease is included in real estate assets above.

(2) Store acquisitions during the three months ended June 30, 2021 include the acquisition of two stores previously held in joint ventures where the Company held a noncontrolling interest. The Company purchased its partners' equity interests in these joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. No gain or loss was recognized as a result of these acquisitions.

(3) Store acquisitions during the three months ended September 30, 2020 include the acquisition of two stores that were subject to finance land leases. The right-of-use assets associated with these leases are included in real estate assets above.

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
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	September 30,	December 31,
				2021	2020
PR EXR Self Storage, LLC	5	25%	40%	$59,633	$60,092
WICNN JV LLC (2)	—	10%	35%	—	36,032
ESS-CA TIVS JV LP (3)	16	55%	60%	33,543	—
GFN JV, LLC (2)	—	10%	30%	—	18,397
ESS-NYFL JV LP	11	16%	24%	11,959	12,211
PRISA Self Storage LLC	85	4%	4%	8,694	8,815
Alan Jathoo JV LLC	9	10%	10%	7,651	7,780
Storage Portfolio IV JV LLC	15	10%	30%	20,528	—
Storage Portfolio III JV LLC	5	10%	30%	5,613	5,726
ESS Bristol Investments LLC	8	10%	30%	2,715	2,810
Extra Space Northern Properties Six LLC	10	10%	35%	(2,855)	(2,541)
Storage Portfolio II JV LLC	36	10%	30%	(5,954)	(5,441)
VRS Self Storage, LLC	16	45%	54%	(14,570)	17,186
Storage Portfolio I LLC	24	34%	49%	(39,817)	(39,144)
Other minority owned stores	17	10-50%	19-50%	23,429	28,395
SmartStop Self Storage REIT, Inc. Preferred Stock (4)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	257			$310,569	$350,318
(1) Includes pro-rata equity ownership share and maximum potential promoted interest.
(2) In June 2021, the WICNN JV LLC and GFN JV, LLC joint ventures sold all 17 of the stores owned by the joint ventures to a third party. Subsequent to the sales, these joint ventures were dissolved. As a result of these transactions, the Company recorded a gain of $5,739, which is included in Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest in the Company's condensed consolidated statements of operations.
(3) The Company sold 16 operating stores to this newly formed joint venture in March 2021. The Company received cash of $132,759 and an interest in the new joint venture valued at $33,878. This joint venture is unconsolidated and the Company accounts for its investment under the equity method of accounting as the Company does not have voting control but does exercise significant influence over the joint venture.
(4) The Company invested in shares of convertible preferred stock of SmartStop. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.
During the nine months ended September 30, 2021, the Company contributed a total of $20,834 of cash to its joint ventures, including its pro-rata portion of the purchase price of 15 operating stores and other capital contributions related to cash flow requirements for lease up stores.

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
7.     INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	September 30, 2021	December 31, 2020
Debt securities - NexPoint Series A Preferred Stock	$200,000	$200,000
Debt securities - NexPoint Series B Preferred Stock	100,000	100,000
Notes Receivable-Bridge Loans	174,215	187,368
Notes Receivable-Senior Mezzanine Loan, net	101,955	101,553
Dividends Receivable	29,945	4,889
	$606,115	$593,810
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

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of primary mortgage and mezzanine loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables and keep the mezzanine receivables to maturity. During the nine months ended September 30, 2021 the Company sold a total principal amount of $117,336 of its mortgage bridge loans receivable to third parties for a total of $116,822 in cash and closed on $143,270 in new mortgage and mezzanine bridge loans.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
8.     NOTES PAYABLE, NET
In May 2021, the Operating Partnership executed its initial public bond issuance by selling $450.0 million principal amount of 2.550% Senior Notes due 2031 (the "Notes Due 2031"). Interest on the Notes Due 2031 is paid semi-annually in arrears on June 1 and December 1 of each year. The Notes Due 2031 will mature on June 1, 2031, and the Operating Partnership may redeem the Notes Due 2031 at its option and sole discretion at any time prior to March 31, 2031 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest.
In September 2021, the Operating Partnership executed a public bond issuance by selling $600.0 million principal amount of 2.350% Senior Notes due 2032 (the "Notes Due 2032"). Interest on the Notes Due 2032 is paid semi-annually in arrears on March 15 and September 15 of each year. The Notes Due 2032 will mature on March 15, 2032, and the Operating Partnership may redeem the Notes Due 2032 at its option and sole discretion at any time prior to March 15, 2032 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest.
The Notes Due 2031 and the Notes Due 2032 are unsecured, and are fully and unconditionally guaranteed by the Company, ESS Holdings Business Trust I, and ESS Holdings Business Trust II (the "Guarantors," and together with the Operating Partnership, the "Obligated Group"), on a joint and several basis. The guarantee of the Notes Due 2031 and the Notes Due 2032 will be a senior unsecured obligation of each Guarantor. The Guarantors have no material operations separate from the operation of the Operating Partnership and no material assets, other than their respective investments directly or indirectly in the Operating Partnership, and therefore the assets, liabilities, and results of operations of the Obligated Group are not materially different than those reported in the Company's financial statements.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $35,685 will be reclassified and increase interest expense.

The Company held 20 derivative financial instruments which had a total combined notional amount of $1,986,266 as of September 30, 2021.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	September 30, 2021	December 31, 2020
Other assets	$—	$—
Other liabilities	$61,421	$98,325

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended September 30,
Type	2021	2020		2021	2020
Swap Agreements	$(736)	$1,525	Interest expense	$(8,794)	$(9,666)

	Gain (loss) recognized in OCI For the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Nine Months Ended September 30,
Type	2021	2020		2021	2020
Swap Agreements	$10,316	$(101,535)	Interest expense	$(26,386)	$(17,868)

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

As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $63,272. As of September 30, 2021, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2021, it could have been required to cash settle its obligations under the agreements at their termination value of $63,272, including accrued interest.

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

The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component of the 2015 Notes were as follows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest	$—	$4,492	$—	$8,984
Amortization of discount	—	1,233	—	3,675
Total interest expense recognized	$—	$5,725	$—	$12,659

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
11.    STOCKHOLDERS’ EQUITY

On August 9, 2021, the Company filed its $800,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with ten sales agents. No shares have been sold under the current "at the market" equity program. From January 1, 2021, through August 8, 2021, the Company sold 585,685 shares of common stock under its prior "at the market" equity program resulting in net proceeds of $66,786.

On March 23, 2021, the Company sold 1,600,000 shares of its common stock in a registered offering structured as a bought deal at a price of $129.13 per share resulting in net proceeds of $206,573.

On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. No shares were repurchased during the nine months ended September 30, 2021.

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

At September 30, 2021 and December 31, 2020, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of September 30, 2021 and December 31, 2020, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	September 30, 2021	December 31, 2020
Series A Units	$14,818	$13,788
Series B Units	38,068	40,902
Series D Units	117,362	117,362
	$170,248	$172,052

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

The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $38,068 which represents 1,522,727 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

On August 31, 2021, 113,360 Series B Units were redeemed for 15,265 shares of common stock.

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

On December 1, 2018, certain holders of the Series C Units converted their Series C Units into OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 OP Units. On April 25, 2019, the remaining 296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $1,900 is shown as a reduction of the noncontrolling interests related to the OP Units as of September 30, 2021 and December 31, 2020. See footnote 13 for further discussion of noncontrolling interests.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
13.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.7% ownership interest in the Operating Partnership as of September 30, 2021. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 5.3% are held by certain former owners of assets acquired by the Operating Partnership. As of September 30, 2021 and December 31, 2020, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $1,900 and $2,311, respectively, because the borrowers under the loan receivable are also holders of OP Units (Note 12). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2021, the ten-day average closing price of the Company's common stock was $174.98 and there were 5,733,498 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2021 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,003,247 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2021	2020
OP Units redeemed for common stock	64,287	108,862
OP Units redeemed for cash	3,000	—
Cash paid for OP Units redeemed	$472	$—

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in two consolidated joint ventures as of September 30, 2021. One joint venture owns four operating stores and the other owns one property that is under development. The voting interests of the third-party owners are between 10.0% and 20.0%.

On August 25, 2021, the Company purchased for $12,215 in cash the remaining third party ownership interest in a previously consolidated joint venture that owned two operating stores.

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Self-Storage Operations	$351,355	$290,423	$976,448	$856,438
Tenant Reinsurance	44,258	39,294	126,211	107,985
Total segment revenues	$395,613	$329,717	$1,102,659	$964,423

Operating expenses:
Self-Storage Operations	$92,794	$92,322	$274,316	$271,659
Tenant Reinsurance	7,509	7,189	21,405	20,725
Total segment operating expenses	$100,303	$99,511	$295,721	$292,384

Net operating income:
Self-Storage Operations	$258,561	$198,101	$702,132	$584,779
Tenant Reinsurance	36,749	32,105	104,806	87,260
Total segment net operating income:	$295,310	$230,206	$806,938	$672,039

Other components of net income:
Management fees and other income	$16,879	$13,307	$47,320	$38,299
General and administrative expense	(24,395)	(23,894)	(74,276)	(72,242)
Depreciation and amortization expense	(61,516)	(56,412)	(179,685)	(167,705)
Gain on real estate transactions	—	—	63,883	—
Interest expense	(39,670)	(42,213)	(120,605)	(127,610)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,233)	—	(3,675)
Interest income	11,729	3,145	36,871	6,488
Equity in earnings and dividend income from unconsolidated real estate entities	8,255	5,605	23,533	15,692
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	6,251	—
Income tax expense	(6,772)	(4,657)	(16,330)	(10,013)
Net income	$199,820	$123,854	$593,900	$351,273

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
15.    COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of September 30, 2021, the Company was under agreement to acquire 15 stores at a total purchase price of $221,850. Fourteen stores are scheduled to close in 2021 and one store is scheduled to close in 2022. Additionally, the Company is under agreement to acquire 11 stores with joint venture partners, for a total investment of $23,775. Ten stores are scheduled to close in 2021 and one store scheduled to close in 2022.

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

PROPERTIES

As of September 30, 2021, we owned or had ownership interests in 1,227 operating stores. Of these stores, 966 are wholly-owned, four are in consolidated joint ventures, and 257 are in unconsolidated joint ventures. In addition, we managed an additional 827 stores for third parties bringing the total number of stores which we own and/or manage to 2,054. These stores are located in 41 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of September 30, 2021, approximately 1,255,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2021, the average length of stay was approximately 15.3 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $18.44 for the three months ended September 30, 2021, compared to $15.74 for the three months ended September 30, 2020. Average annual rent per square foot for new leases was $20.93 for the three months ended September 30, 2021, compared to $14.98 for the three months ended September 30, 2020. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.5% and 3.6%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	September 30, 2021
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	10	687,136	1	75,711	7	594,615	18	1,357,462
Arizona	23	1,623,510	8	555,218	20	1,696,436	51	3,875,164
California	163	12,614,908	47	3,437,282	75	7,276,333	285	23,328,523
Colorado	17	1,152,016	2	186,269	28	2,089,630	47	3,427,915
Connecticut	7	531,281	6	489,593	8	546,567	21	1,567,441
Delaware	—	—	1	76,645	2	138,479	3	215,124
Florida	100	7,695,779	30	2,605,765	116	9,235,966	246	19,537,510
Georgia	68	5,260,553	6	504,497	23	1,762,346	97	7,527,396
Hawaii	13	863,683	—	—	3	159,388	16	1,023,071
Idaho	—	—	—	—	2	131,564	2	131,564
Illinois	36	2,741,044	9	674,913	34	2,487,912	79	5,903,869
Indiana	16	968,130	1	58,166	16	1,110,913	33	2,137,209
Kansas	1	50,209	2	108,720	6	466,550	9	625,479
Kentucky	11	931,320	1	51,148	8	678,166	20	1,660,634
Louisiana	2	164,314	—	—	10	767,998	12	932,312
Maine	—	—	—	—	8	578,436	8	578,436
Maryland	33	2,762,038	8	552,679	39	2,870,406	80	6,185,123
Massachusetts	46	2,969,030	10	640,744	19	1,156,949	75	4,766,723
Michigan	7	567,499	4	309,086	5	420,218	16	1,296,803
Minnesota	6	508,992	4	305,901	15	1,157,927	25	1,972,820
Mississippi	4	306,624	—	—	—	—	4	306,624
Missouri	5	332,830	2	119,275	12	806,248	19	1,258,353
Nebraska	—	—	—	—	3	278,061	3	278,061
Nevada	14	1,040,122	4	473,751	7	709,158	25	2,223,031
New Hampshire	2	135,840	2	84,533	4	313,072	8	533,445
New Jersey	61	4,902,753	16	1,141,997	32	2,514,015	109	8,558,765
New Mexico	11	716,934	10	677,584	11	840,512	32	2,235,030
New York	28	2,030,765	17	1,461,866	29	1,810,415	74	5,303,046
North Carolina	20	1,505,748	4	298,567	22	1,682,402	46	3,486,717
Ohio	17	1,314,364	5	325,163	6	501,156	28	2,140,683
Oklahoma	—	—	—	—	19	1,544,041	19	1,544,041
Oregon	8	552,076	1	65,245	10	727,927	19	1,345,248
Pennsylvania	21	1,537,546	7	522,254	31	2,264,916	59	4,324,716
Rhode Island	2	134,902	—	—	5	422,880	7	557,782
South Carolina	23	1,812,165	8	537,279	23	1,916,251	54	4,265,695
Tennessee	21	1,776,735	12	810,716	12	826,786	45	3,414,237
Texas	107	9,156,647	18	1,423,604	74	6,046,620	199	16,626,871
Utah	10	698,777	—	—	25	1,933,490	35	2,632,267
Virginia	47	3,787,653	10	768,178	32	2,294,075	89	6,849,906
Washington	9	683,817	—	—	13	1,041,435	22	1,725,252
Washington, DC	1	100,039	1	103,732	6	530,474	8	734,245
Wisconsin	—	—	—	—	7	592,624	7	592,624
Totals	970	74,617,779	257	19,446,081	827	64,923,357	2,054	158,987,217

(1)    Includes four consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2021 and 2020

Overview
Results for the three and nine months ended September 30, 2021 included the operations of 1,227 stores (966 wholly-owned, four in consolidated joint ventures, and 257 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2020, which included the operations of 1,188 stores (935 wholly-owned, six in consolidated joint ventures, and 247 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues:
Property rental	$351,355	$290,423	$60,932	21.0%	$976,448	$856,438	$120,010	14.0%
Tenant reinsurance	44,258	39,294	4,964	12.6%	126,211	107,985	18,226	16.9%
Management fees and other income	16,879	13,307	3,572	26.8%	47,320	38,299	9,021	23.6%
Total revenues	$412,492	$343,024	$69,468	20.3%	$1,149,979	$1,002,722	$147,257	14.7%

Property Rental—The increase in property rental revenues for the three and nine months ended September 30, 2021 was primarily the result of an increase of $49,960 and $96,888, respectively, related to higher occupancy and increased rental rates at our stabilized stores. An additional increase of $12,700 and $27,713, respectively, was attributable to store acquisitions completed in 2021 and 2020. We acquired 36 wholly-owned stores during the nine months ended September 30, 2021 and a total of 23 stores during the year ended December 31, 2020. This was partially offset by selling 16 wholly-owned stores into an unconsolidated joint venture in March 2021 and four wholly-owned stores to a third-party owner in December, 2020.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated and higher occupancy. We operated 2,054 stores at September 30, 2021 compared to 1,906 stores at September 30, 2020.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and nine months ended September 30, 2021 was primarily due to an increase in the number of stores managed and other transaction fee income. As of September 30, 2021, we managed 1,088 stores for joint ventures and third parties, compared to 971 stores as of September 30, 2020.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Expenses:
Property operations	$92,794	$92,322	$472	0.5%	$274,316	$271,659	$2,657	1.0%
Tenant reinsurance	7,509	7,189	320	4.5%	21,405	20,725	680	3.3%
General and administrative	24,395	23,894	501	2.1%	74,276	72,242	2,034	2.8%
Depreciation and amortization	61,516	56,412	5,104	9.0%	179,685	167,705	11,980	7.1%
Total expenses	$186,214	$179,817	$6,397	3.6%	$549,682	$532,331	$17,351	3.3%

Property Operations—The increase in property operations expense during the three and nine months ended September 30, 2021 was due primarily to an increase of $4,177 and $10,149, respectively, attributable to store acquisitions completed in 2021 and 2020. We acquired 36 wholly-owned stores during the nine months ended September 30, 2021 and a total of 23 stores during the year ended December 31, 2020. The increase was also due to additional credit card processing fees, repairs and maintenance expense and insurance expense. The property operations increase was offset for the three and nine months ended September 30, 2021 by decreases of $2,250 and $4,323, respectively, which primarily were from payroll, marketing expenses, and property taxes at stabilized stores and by decreases of $1,580 and $3,899, respectively, due to stores sold in 2021 and 2020.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. We operated 2,054 stores at September 30, 2021 compared to 1,906 stores at September 30, 2020.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. We did not observe any material trends in specific travel or other expenses apart from the increase due to the management of additional stores. However, payroll has continued to increase throughout the year as we have seen wages nationwide grow faster than inflation.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 36 wholly-owned stores during the nine months ended September 30, 2021 and a total of 23 stores during the year ended December 31, 2020.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Gain on real estate transactions	$—	$—	$—	—%	$63,883	$—	$63,883	(100.0)%
Interest expense	(39,670)	(42,213)	2,543	(6.0)%	(120,605)	(127,610)	7,005	(5.5)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(1,233)	1,233	(100.0)%	—	(3,675)	3,675	(100.0)%
Interest income	11,729	3,145	8,584	272.9%	36,871	6,488	30,383	468.3%
Equity in earnings and dividend income from unconsolidated real estate entities	8,255	5,605	2,650	47.3%	23,533	15,692	7,841	50.0%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	—	—%	6,251	—	6,251	100.0%
Income tax expense	(6,772)	(4,657)	(2,115)	45.4%	(16,330)	(10,013)	(6,317)	63.1%
Total other revenues & expenses, net	$(26,458)	$(39,353)	$12,895	(32.8)%	$(6,397)	$(119,118)	$112,721	(94.6)%

Gain on Real Estate Transactions—During the nine months ended September 30, 2021, we sold 16 stores to a newly established unconsolidated joint venture. We recognized a total gain of $64,804 related to this transaction. This gain was partially offset by losses related to the sale of notes receivable and solar assets.

Interest Expense—The decrease in interest expense during the nine months ended September 30, 2021 was primarily the result of a lower weighted average interest rate compared to the same period in the prior year.

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

Interest Income—Interest income represents interest earned on bridge loans, notes receivable and debt securities and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three and nine months ended September 30, 2021 was primarily the result of interest earned on these loans as well as interest earned from a senior mezzanine note receivable with a principal amount of $103,000, which was purchased in July 2020, and our investment in preferred stock of JCAP, which was purchased in November 2020 for $300,000. The interest related to this investment accrues quarterly. A portion of the interest accrued will be paid out each quarter beginning on the first anniversary of the issuance date, with the remainder to be received upon maturity.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. Dividend income represents dividends from our investment in preferred stock of SmartStop, which was purchased in October 2019 for $150,000 with another $50,000 invested in October 2020. The increase for the three and nine months ended September 30, 2021 related primarily to the dividend income from the additional SmartStop preferred stock purchased in October 2020.

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

Income Tax Expense—For the three and nine months ended September 30, 2021, the increase in income tax expense was the result of an increase in income earned by our taxable REIT subsidiary when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$188,276	$114,633	$559,222	$325,723

Adjustments:
Real estate depreciation	58,177	53,909	170,462	160,202
Amortization of intangibles	1,262	247	2,963	1,402
Gain on real estate transactions	—	—	(63,883)	—
Unconsolidated joint venture real estate depreciation and amortization	3,051	2,279	8,635	6,667
Unconsolidated joint venture gain on sale of real estate assets and purchase of partner's interest	—	—	(6,251)	—
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,716)	(1,716)
Income allocated to Operating Partnership noncontrolling interests	11,544	9,221	34,678	25,550
Funds from operations attributable to common stockholders and unit holders	$261,738	$179,717	$704,110	$517,828

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
Same-store rental revenues	$318,448	$268,889	18.4%	$892,100	$795,207	12.2%
Same-store operating expenses	75,909	79,090	(4.0)%	228,691	233,699	(2.1)%
Same-store net operating income	$242,539	$189,799	27.8%	$663,409	$561,508	18.1%
Same-store square foot occupancy as of quarter end	96.7%	95.8%		96.7%	95.8%
Properties included in same-store	860	860		860	860

Same-store revenues for the three and nine months ended September 30, 2021 increased due to higher average occupancy, higher average rates to new and existing customers, higher late fees and lower bad debt, partially offset by higher discounts.
Same-store expenses were lower for the three months ended September 30, 2021 due to decreases in payroll, marketing expense and property taxes, partially offset by credit card processing fees, repairs and maintenance expense and insurance expense.
Same-store expenses were also lower for the nine months ended September 30, 2021 due to decreases in payroll and marketing expense, partially offset by increases in property taxes, credit card processing fees, repairs and maintenance expense and insurance expense.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$199,820	$123,854	$593,900	$351,273
Adjusted to exclude:
Gain on real estate transactions	—	—	(63,883)	—
Equity in earnings and dividend income from unconsolidated real estate entities	(8,255)	(5,605)	(23,533)	(15,692)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	(6,251)	—
Interest expense	39,670	43,446	120,605	131,285
Depreciation and amortization	61,516	56,412	179,685	167,705
Income tax expense	6,772	4,657	16,330	10,013
General and administrative	24,395	23,894	74,276	72,242
Management fees, other income and interest income	(28,608)	(16,452)	(84,191)	(44,787)
Net tenant insurance	(36,749)	(32,105)	(104,806)	(87,260)
Non-same store rental revenue	(32,907)	(21,534)	(84,348)	(61,231)
Non-same store operating expense	16,885	13,232	45,625	37,960
Total same-store net operating income	$242,539	$189,799	$663,409	$561,508

Same-store rental revenues	$318,448	$268,889	$892,100	$795,207
Same-store operating expenses	75,909	79,090	228,691	233,699
Same-store net operating income	$242,539	$189,799	$663,409	$561,508

CASH FLOWS

Cash flows from operating activities for the nine months ended September 30, 2021 increased when compared to the same period in the prior year as a result of our continued total revenue growth. This growth was due to an increase in the number of stores we own and operate and higher average occupancy at our stores. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$729,268	$583,267
Net cash used in investing activities	(417,792)	(363,845)
Net cash used in financing activities	(358,204)	(209,581)

Significant components of net cash flow included:
Net income	$593,900	$351,273
Depreciation and amortization	179,685	167,705
Gain on real estate transactions	(63,883)	—
Acquisition and development of real estate assets	(632,101)	(197,356)
Proceeds from sale of real estate assets and investments in real estate ventures	196,241	234
Issuance and purchase of notes receivable	(143,270)	(149,750)
Proceeds from sale of notes receivable	116,822	—
Proceeds from the sale of common stock, net of offering costs	273,358	—
Proceeds from notes payable and revolving lines of credit	3,323,000	1,419,000
Principal payments on notes payable and revolving lines of credit	(4,526,549)	(1,192,750)
Proceeds from issuance of public bonds, net	1,040,349	—
Dividends paid on common stock	(433,591)	(349,700)

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2021, we had $65,565 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2021 and 2020, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of September 30, 2021, we had $5,614,222 face value of debt, resulting in a debt to total enterprise value ratio of 19.1%. As of September 30, 2021, the ratio of total fixed-rate debt and other instruments to total debt was 80.4% ($4,512,030 total fixed-rate debt including $1,986,266 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2021 was 2.8%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2021.

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

The following table presents our secured and unsecured debt:

	September 30, 2021	Weighted Average Rate
Secured Fixed-rate debt:	$937,030	3.3%
Secured Variable-rate debt:	587,192	1.5%
Unsecured Fixed-rate debt:	3,575,000	3.1%
Unsecured Variable-rate debt:	515,000	1.5%
Total Face Value Debt	$5,614,222	2.8%

The following table summarizes the schedule of maturities for our face value of debt including available extensions as of September 30, 2021:

Year	Unsecured	Secured	Total	Weighted Average Rate
2021	$—	$—	$—
2022	—	293,648	293,648	2.9%
2023	—	134,666	134,666	0.5%
2024	425,000	218,722	643,722	2.5%
2025	245,000	677,459	922,459	2.3%
2026	645,000	125,000	770,000	4.3%
2027	700,000	13,058	713,058	3.3%
2028	300,000	53,418	353,418	4.0%
2029	300,000	—	300,000	3.5%
2030	425,000	8,251	433,251	3.5%
2031	450,000		450,000	2.6%
2032	600,000	—	600,000	2.4%
Total	$4,090,000	$1,524,222	$5,614,222	2.8%

Unencumbered stores as defined by our revolving credit facility are as follows:

September 30, 2021
Total Unencumbered Stores	701
Total Unencumbered Asset Value (1)	$12,131,905
Total Asset Value (2)	$17,432,073

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
As of September 30, 2021, we had approximately $5.6 billion in total face value of debt, of which approximately $1.1 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $11.0 million annually.
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
4.3    Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by references to the Current report on Form 8-K filed September 22, 2021).

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
101     The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104    Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 3, 2021	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)