Form 10-K
period 2021-12-31
Extra Space Storage Inc.
filed 2022-02-28
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $21,458,986,411 based upon the closing price on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 22, 2022 was 134,152,540.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2021

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
We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. As of December 31, 2021 we owned and/or operated 2,096 stores in 41 states, and Washington, D.C., comprising approximately 160.9 million square feet of net rentable space in approximately 1.5 million units.
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
Management
Members of our executive management team have significant experience in all aspects of the self-storage industry. Our executive management team and their years of industry experience are as follows: Joseph D. Margolis, Chief Executive Officer, 17 years; Scott Stubbs, Executive Vice President and Chief Financial Officer, 21 years; Samrat Sondhi, Executive Vice President and Chief Marketing Officer, 19 years; Gwyn McNeal, Executive Vice President and Chief Legal Officer, 16 years; Matt Herrington, Executive Vice President and Chief Operations Officer, 14 years; Noah Springer, Executive Vice President and Chief Strategy and Partnership Officer, 16 years; Zach Dickens, Executive Vice President and Chief Investment Officer, 19 years.
Our executive management team and board of directors have an ownership position in the Company with executive officers and directors owning approximately 2,054,059 shares or 1.5% of our outstanding common stock as of February 22, 2022.
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
The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are typically realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March.
The self-storage industry is a mature industry that has seen the average occupancy continue to increase. According to the Self-Storage Almanac (the “Almanac”), the national average physical occupancy rate was 90.2% of net rentable square feet in 2015, compared to an average physical occupancy rate of 94.5% in 2021. Our average occupancy for wholly-owned stores for 2021 was 94.8%.
The industry is also characterized by fragmented ownership. According to the Almanac, as of the end of 2021, the top ten self-storage companies in the United States operated approximately 21.9% of the total U.S. stores, and the top 50 self-storage companies operated approximately 27.9% of the total U.S. stores. We believe this fragmentation will contribute to continued consolidation at some level in the future.
We believe that we are well positioned to compete for acquisitions. We have encountered competition when we have sought to acquire existing operating stores, especially for brokered portfolios. Competitive bidding practices have been commonplace between both public and private entities, and this will likely continue.
We are the second largest self-storage operator in the United States. Our four primary competitors who are public self-storage REITs are CubeSmart, Life Storage, National Storage Affiliates and Public Storage.
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
Acquire self-storage stores
Our acquisitions team continues to pursue the acquisition of multi-store portfolios and single stores which can range from fully occupied to various stages of lease-up that we believe can provide stockholder value. We have established a reputation as a reliable, ethical buyer, which we believe enhances our ability to negotiate and close acquisitions. In addition, we believe our status as an UPREIT enables flexibility when structuring deals. We remain a disciplined buyer and only execute acquisitions that we believe will strengthen our portfolio and increase stockholder value.
In addition to the pursuit of operating stores, from time to time we develop stores from the ground up and provide the construction capital. We also purchase stores at the completion of construction from third party developers, who build to our specifications. These stores purchased at completion of construction (a "Certificate of Occupancy store"), create additional long-term value for our stockholders. We are typically able to acquire these assets at a lower price than a stabilized store, and expect greater long term returns on these stores on average. However, in the short term, these acquisitions cause dilution to our earnings during the two-to-four year period required to lease up the Certificate of Occupancy stores. We expect that this trend will continue as we continue to acquire Certificate of Occupancy stores.
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
Expand our bridge loan program
To broaden the opportunities available, we have a bridge lending program, under which we provide financing to operating properties that we manage.  This program helps us increase our management business, create additional future acquisition opportunities, and strengthen our relationships with partners, all while generating interest and fee income. We generally originate mortgage loans and mezzanine loans, with the intent to sell many of the mortgage loans to third parties, while retaining our interests in the mezzanine loans.
Invest in other self-storage businesses selectively
We have made investments in preferred stock of other self-storage companies. These investments benefit us by providing dividend income, increasing our management business, and creating additional future acquisition opportunities through relationships with the companies in which we invest. We may pursue additional investment opportunities as they become available.
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
Credit Lines - We have two credit lines which we primarily use as short-term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2021, our Credit Lines had available capacity of $1.4 billion, of which $855.0 million was undrawn.
Secured and Unsecured Debt - We primarily use public bonds, unsecured private placement bonds and unsecured bank term loans to finance store acquisitions and development efforts. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2021, we had $1.3 billion of secured notes payable and $4.1 billion of unsecured notes payable outstanding compared to $2.2 billion of secured notes payable and $3.2 billion of unsecured notes payable and senior exchangeable notes outstanding as of December 31, 2020.
Equity - We have an active "at the market" ("ATM") program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2021, we issued 585,685 shares of common stock through our ATM program and received net proceeds of approximately $66.6 million. We also sold 1,600,000 shares of common stock in a registered offering structured as a bought deal at a price of $129.13 per share resulting in net proceeds of $206.6 million. During the year ended December 31, 2020, we issued 899,048 shares of common stock through our ATM program and received net proceeds of approximately $103.5 million.
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

Joint Ventures - As of December 31, 2021, we owned 287 of our stores through joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture, but do not control the joint ventures.
Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial or investment conditions. For the year ended December 31, 2021, we sold 16 stores for $200.3 million. For the year ended December 31, 2020, we sold four stores located in Florida for $46.6 million. For the year ended December 31, 2019, we sold one store located in New York for $11.3 million.
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
Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, and are subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto. Store management activities may be subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state. Our collection and processing of personal information may be subject to various data privacy and security laws, which govern the collection, use, disclosure of personal information and are constantly evolving, may conflict with each other to complicate compliance efforts and can results in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, results of operations or cash flows.

Human Capital

At Extra Space, our culture is driven by our belief that our people are a key driver in our success. We believe that if we focus on attracting, developing, and retaining diverse top talent at all levels of the organization, our employees will take care of our customers and drive growth for our shareholders.

As of December 31, 2021, we had 4,309 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement. In 2021, we invited our employees to participate in an employee satisfaction survey. We achieved an overall satisfaction score of 74% with over 78% of our employees participating in our survey.

Compensation, Health and Well Being

The Company offers competitive health benefits and encourages its employees to participate in employee health and wellness programs. Over 60% of our employees who are enrolled in our health plan participate in these programs. We offer individualized counseling to our employees to assist them with their journey towards better health. We also offer other health-oriented benefits such as smoking cessation programs and a fitness program that allows for reimbursements to employees for expenses incurred relating to fit-friendly activities, sports or exercise equipment.

Training and Development

In order to attract and retain diverse top talent, we offer training and development opportunities for our employees. In 2021, we invested in training and development for our employees, which included leadership training, communication training, individual learning plans, site manager training and mentorship programs. Our field employees received on average 8 hours of training in 2021 and each new hire received an average of 82 hours of training in 2021. Additionally, the Company provides its employees with an education assistance program through Western Governors University that allows our employees a path to an undergraduate degree in business or information technology through scholarships and other assistance.

The Company has always valued the safety of our employees and provides regular training for our employees to increase safety at our sites. During 2021, we continued to make masks and other protective equipment available to our employees. We also paid out more than $500,000 to employees in an effort to encourage our employees to get vaccinated against COVID-19. In addition, we paid out more than $380,000 in relief pay to our employees who were unable to work due to testing positive for COVID-19.

Diversity and Inclusion

The Company values diversity and inclusion and undertakes a wide spectrum of initiatives to attract and retain a diverse workforce. During 2021, the Company launched four employee resource groups that provide our employees a space to build community by celebrating their culture, providing mentoring opportunities and developing educational content for Extra Space. The Company will continue to implement and pursue diversity and inclusion initiatives and goals that allow us to attract and retain top talent, improve employee engagement, increase innovation and customer insight and enhance the quality of our decision making. Forbes Magazine recently named the Company as a Best Employer for Diversity in 2020.

Our employee population is approximately 48% female and approximately 48% have self-identified as people of color: Black or African American (16%), Hispanic or Latino (21%), Asian (3%), of two or more races (4%), Native American (0.5%), and Pacific Islander (0.5%).

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
We and our vendors rely on information technology, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other sensitive information. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error (e.g., social engineering, phishing), fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.
We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While to date, we have not experienced a material security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our, as well as our service providers’, employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability claims or regulatory penalties and have a material adverse effect on our business and results of operations.

Failure to comply with laws and regulations relating to data privacy and protection, could adversely affect our business and our financial condition.

In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020, and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Our property taxes could increase due to reassessment or property tax rate changes.
Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. If our property taxes we pay increase, our cash flow would be adversely impacted, and our ability to pay any expected dividends to our stockholders and unitholders could be adversely affected.
The COVID-19 pandemic or other pandemics could adversely affect our results of operations.

During 2021, the United States and other countries around the world have continued to experience a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking varied and sometimes dramatic action in an effort to slow the spread of COVID-19. In 2020, federal, state and local jurisdictions issued varying forms of states of emergency orders. While many of these states of emergency orders have expired or been removed, we continue to monitor existing states of emergency and prepare for any additional states of emergency orders. We have updated many of our safety and working practices so that we are prepared to address any future states of emergency orders should they continue or be reinstated.

Our business was impacted by COVID-19 in 2020 in several ways, including reductions in new rentals and vacates due to stay-at home orders and other restrictions, lower achieved rental rates from new customers, fewer existing customer rent increases, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. During 2021 we largely saw a return toward normalcy, including higher achieved rates, accounts receivable and collections less than 60 days returning to historical norms, and auctions being held in most locations. As a result of the reductions in vacates, we saw record occupancy levels during 2021.
Although the self-storage industry has historically been resilient to ordinary market downturns, the impact of the COVID-19 pandemic on the U.S. and world economies generally, and on our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information which may emerge concerning the severity of COVID-19 variants, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

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
As of December 31, 2021, we held interests in 287 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
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
As of December 31, 2021, we had approximately $6.0 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income each year, determined without regard to the deduction for dividends paid and including net capital gains.

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
As of December 31, 2021, we had approximately $6.0 billion of debt outstanding, of which approximately $1.5 billion, or 24.7% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 1.3% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.
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
Changes in the method pursuant to which the London Interbank Offered Rate (“LIBOR”) is determined and the transition to other benchmarks may adversely affect our financial results.
LIBOR and certain other “benchmarks” have been the subject of continuing national, international and other regulatory guidance and proposals for reform. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, publicly announced that it intends to phase out LIBOR, and on March 5, 2021, the FCA announced that USD LIBOR will no longer be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of one week and two month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. Additionally, banking regulators, including the U.S. Federal Reserve, have encouraged banks to discontinue new LIBOR debt issuances after December 31, 2021. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States.
We anticipate that the most commonly used tenors of LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
Our existing indebtedness contains covenants that limit our operating flexibility and failure to comply with all covenants in our debt agreements could materially and adversely affect us.
Our debt agreements, including our credit agreement governing the revolving credit facility and term loans and the indentures governing our public traded notes, contain various financial and other covenants that we and our operating partnership must comply with including total debt to asset ratios, secured debt to total asset ratios, adjusted EBITDA to fixed charged ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain.
These covenants may limit our operating flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. Our ability to meet these covenants may be affected by events beyond our control, and we may be unable to maintain compliance with these covenants. If we fail to meet these requirements, we may be unable to obtain waivers from the lenders or indenture trustee, as applicable, or amend the covenants.
A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming due and payable, either automatically or after an election to accelerate by the required percentage of the holders of the indebtedness or by an agent for the holders of the indebtedness. This, in turn, could cause our other debt, including the notes and our revolving credit facility, to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing the other debt and permit certain of our lenders to foreclose on our assets, if any, that secure this debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance our debt.
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
Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
As of December 31, 2021, we owned or had ownership interests in 1,268 operating stores. Of these stores, 981 are wholly-owned, four are in a consolidated joint venture, and 283 are in unconsolidated joint ventures. In addition, we managed 828 stores for third parties bringing the total number of stores which we own and/or manage to 2,096. These stores are located in 41 states, and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
41
2%
Northeast
376
18%
Midwest
255
12%
California
299
14%
Mtn West
191
9%
Mid-Atlantic
227
11%
Southeast
234
11%
Hawaii
16
1%
Texas
200
10%
Florida
257
12%
EXR PRESENCE
NO PRESENCE

As of December 31, 2021, approximately 1,250,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2021, the average length of stay was approximately 14.7 months.
The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $18.03 for the year ended December 31, 2021, compared to $16.21 for the year ended December 31, 2020. Average annual rent per square foot for new leases was $19.53 for the year ended December 31, 2021, compared to $14.64 for the year ended December 31, 2020. The average discounts, as a percentage of rental revenues, during these periods were 3.2% and 3.2%, respectively.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.
The following table presents additional information regarding net rentable square feet and the number of stores by state:

	As of December 31, 2021
	REIT Owned		JV Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	591,634	1	75,711	7	500,522	16	1,167,867
Arizona	23	1,624,442	9	673,854	20	1,693,975	52	3,992,271
California	173	12,470,619	49	3,585,534	77	7,399,311	299	23,455,464
Colorado	17	1,151,511	3	270,604	25	1,785,787	45	3,207,902
Connecticut	6	469,426	7	575,824	8	552,007	21	1,597,257
Delaware	—	—	1	76,645	2	138,474	3	215,119
Florida	105	8,011,723	37	3,057,327	115	9,087,058	257	20,156,108
Georgia	71	5,483,850	8	648,012	22	1,753,910	101	7,885,772
Hawaii	13	863,635	—	—	3	159,388	16	1,023,023
Idaho	—	—	—	—	2	131,564	2	131,564
Illinois	37	2,821,824	10	741,698	31	2,165,181	78	5,728,703
Indiana	14	927,531	1	58,216	17	1,158,507	32	2,144,254
Kansas	1	50,209	2	108,920	6	466,496	9	625,625
Kentucky	10	829,290	1	51,178	8	704,881	19	1,585,349
Louisiana	4	312,159	—	—	9	680,815	13	992,974
Maine	—	—	—	—	8	575,386	8	575,386
Maryland	34	2,848,279	7	552,868	39	2,783,152	80	6,184,299
Massachusetts	46	2,970,320	10	640,714	25	1,556,339	81	5,167,373
Michigan	8	565,449	4	302,676	5	420,218	17	1,288,343
Minnesota	7	585,125	4	305,406	15	1,130,794	26	2,021,325
Mississippi	3	231,542	—	—	—	—	3	231,542
Missouri	4	260,700	2	119,275	13	912,707	19	1,292,682
Nebraska	—	—	—	—	3	278,061	3	278,061
Nevada	14	1,038,777	4	473,751	7	744,039	25	2,256,567
New Hampshire	2	135,840	2	84,165	5	358,872	9	578,877
New Jersey	62	4,937,280	16	1,143,657	33	2,554,345	111	8,635,282
New Mexico	10	647,403	10	677,034	12	904,852	32	2,229,289
New York	28	2,042,566	18	1,503,833	30	1,898,832	76	5,445,231
North Carolina	23	1,732,374	5	401,772	17	1,298,584	45	3,432,730
Ohio	16	1,240,197	5	325,163	6	551,345	27	2,116,705
Oklahoma	—	—	—	—	18	1,458,951	18	1,458,951
Oregon	8	552,096	1	65,245	9	661,486	18	1,278,827
Pennsylvania	21	1,538,581	9	678,909	33	2,393,416	63	4,610,906
Rhode Island	2	134,902	—	—	5	422,148	7	557,050
South Carolina	23	1,713,388	11	710,450	25	2,116,885	59	4,540,723
Tennessee	21	1,776,159	12	810,966	9	642,969	42	3,230,094
Texas	101	8,267,256	23	1,844,974	76	6,608,519	200	16,720,749
Utah	10	696,966	—	—	25	1,964,335	35	2,661,301
Virginia	50	4,033,833	10	767,328	31	2,221,694	91	7,022,855
Washington	9	683,813	—	—	14	1,149,570	23	1,833,383
Washington, DC	1	100,039	1	103,732	6	530,224	8	733,995
Wisconsin	—	—	—	—	7	592,546	7	592,546
Totals	985	74,340,738	283	21,435,441	828	65,108,145	2,096	160,884,324
(1) REIT owned property count includes four stores owned in a consolidated joint venture.

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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded under the symbol “EXR” on the New York Stock Exchange ("NYSE") since our IPO on August 17, 2004. On February 22, 2022, the closing price of our common stock as reported by the NYSE was $185.28. At February 22, 2022, we had 423 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities

In October 2020, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $400.0 million. As of December 31, 2021, we had remaining authorization to repurchase shares with an aggregate value of $400.0 million.
Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the year ended December 31, 2021 have previously been disclosed in filings with the SEC. On January 6, 2022, we issued a total of 186,766 shares of common stock in connection with the acquisition of two stores. The shares of common stock were valued at a total of $41.0 million. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. We agreed to register for resale the shares issued in connection with such acquisition on or before April 6, 2022.
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
As of December 31, 2021 we had one consolidated VIE consisting of four stores. As of December 31, 2020 we had no consolidated VIEs.
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
EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2021.
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

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
Overview
Results for the year ended December 31, 2021 included the operations of 1,268 stores (981 wholly-owned, four in consolidated joint ventures, and 283 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2020, which included the operations of 1,197 stores (944 wholly-owned, six in a consolidated joint venture, and 247 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below.

Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2021	2020	$ Change	% Change

Property rental	$1,340,990	$1,157,522	$183,468	15.9%
Tenant reinsurance	170,108	146,561	23,547	16.1%
Management fees and other income	66,264	52,129	14,135	27.1%
Total revenues	$1,577,362	$1,356,212	$221,150	16.3%

Property Rental—The increase in property rental revenues for the year ended December 31, 2021 was primarily the result of an increase of $151,217 at our stabilized stores related to high occupancy and increased rents to new and existing customers. Property rental revenue also increased by $40,792 associated with acquisitions completed in 2021 and 2020. We acquired 74 stores during the year ended December 31, 2021 and we acquired 23 stores during the year ended December 31, 2020. Property rental revenue also increased by $5,193 during the year ended December 31, 2021 as a result of increases in occupancy at our lease-up stores. These increases were offset by approximately $15,460 related to the sale of 16 stores into a new joint venture and 16 stores to a third party during 2021.
Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated and the higher average occupancy across the portfolio. We operated 2,096 stores at December 31, 2021, compared to 1,921 stores at December 31, 2020.
Management Fees and Other Income—Management fees and other income represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the year ended December 31, 2021 was primarily due to an increase in the number of stores managed. As of December 31, 2021, we managed 1,115 stores for third parties and joint ventures compared to 977 stores as of December 31, 2020.

Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2021	2020	$ Change	% Change

Property operations	$368,608	$360,615	$7,993	2.2%
Tenant reinsurance	29,488	26,494	2,994	11.3%
General and administrative	102,194	96,594	5,600	5.8%
Depreciation and amortization	241,879	224,444	17,435	7.8%
Total expenses	$742,169	$708,147	$34,022	4.8%
Property Operations—The increase in property operations expense consists primarily of an increase of $13,440 related to acquisitions completed in 2021 and 2020. We acquired 74 stores during the year ended December 31, 2021 and acquired 23 stores during the year ended December 31, 2020. The increase was partially offset by a decrease in expense of $(4,755) related to property sales.
Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense for the year ended December 31, 2021 was due primarily to the increase in total number of stores operated compared to the prior year and major storm events that occurred causing an increase in claim payouts. We operated 2,096 stores at December 31, 2021, compared to 1,921 stores at December 31, 2020.
General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. During 2021, we experienced higher than average turnover and extended times to fill. Additionally, we experienced wage pressure which led to increases in wages of approximately 10% nationwide. These trends will directly increase general & administrative expenses in 2022. No other material trends in specific travel or other expenses were observed.
Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 74 stores during the year ended December 31, 2021, and acquired 23 stores during the year ended December 31, 2020.
Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Gain on real estate transactions	$140,760	$18,075	$122,685	678.8%
Interest expense	(166,183)	(168,626)	2,443	(1.4)%
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(3,675)	3,675	(100.0)%
Interest income	49,703	15,192	34,511	227.2%
Equity in earnings and dividend income from unconsolidated real estate entities	32,358	22,361	9,997	44.7%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	6,251	—	6,251	100.0%
Income tax expense	(20,324)	(13,810)	(6,514)	47.2%
Total other expense, net	$42,565	$(130,483)	$173,048	(132.6)%

Gain on Real Estate Transactions — During the first quarter of 2021, we sold 16 stores to a newly established unconsolidated joint venture for a total sales price of $168,885 resulting in a gain of $63,477. Additionally, we sold 16 stores during the fourth quarter of 2021 to a third party for a total sales price of $204,500 resulting in a gain of $73,854.

Interest Expense—The decrease in interest expense during the year ended December 31, 2021 was primarily the result of a lower average interest rate when compared to the same period in the prior year. Information on the total face value of debt and the average interest rate for each quarter during the years ended December 31, 2021 and December 31, 2020 is set forth in the following table:

	For the Three Months Ended December 31,		For the Three Months Ended September 30,		For the Three Months Ended June 30,		For the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Total face value of debt	$5,984,113	$5,767,771	$5,614,222	$5,302,752	$5,396,746	$5,103,812	$5,321,362	$5,151,993
Average interest rate	2.6%	2.7%	2.8%	3.0%	2.8%	3.0%	2.7%	3.1%
Non-cash Interest Expense Related to Amortization of Discount on Equity Component of Exchangeable Senior Notes—Represents the amortization of the discounts related to the equity components of the exchangeable senior notes issued by our Operating Partnership. The exchangeable senior notes had an effective interest rate of 4.0% relative to the carrying amount of the liability. The notes were paid in full in November 2020.
Interest Income—Interest income represents amounts earned on cash and cash equivalents deposited with financial institutions, interest earned on bridge loans and debt securities and income earned on notes receivable from common and preferred Operating Partnership unit holders. In late 2018 we began to provide bridge financing on completed properties owned by third parties that we manage. The total principal balance of bridge loans receivable as of December 31, 2021 was $279,042, compared to $187,368 as of December 31, 2020. We also purchased a senior mezzanine note receivable with a principal amount of $103,000 in July 2020. The increase in interest income during the year ended December 31, 2021 was primarily the result of interest earned on these loans as well as interest earned from our investment in preferred stock of Jernigan Capital, Inc. ("JCAP"), in connection with the acquisition of JCAP by affiliates of NexPoint Advisors, L.P., which was purchased in November 2020 for $300,000.
Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated real estate ventures. In joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits, as applicable. Dividend income represents dividends from our investment in convertible preferred stock of SmartStop, which was purchased in October 2019 for $150,000 with another $50,000 invested in October 2020. The increase in earnings for the year ended December 31, 2021 is related in part to the dividend income from the secondary investment of SmartStop preferred stock. Additionally the increases related to the higher income at our joint ventures are due to store performance and the acquisition of 45 stores with new and existing joint venture partners. These increases were offset by the sale of our equity interest in 22 stores.
Equity in Earnings of Unconsolidated Real Estate Ventures—Gain on Sale of Real Estate Assets and Purchase of Joint Venture Partner's Interest—In June 2021, we sold our interest in two unconsolidated single store joint ventures to our joint ventures partner. We received proceeds of $1,888 in cash and recorded a gain of $525. Also, as of June 2021, the WICNN JV LLC and GFN JV LLC joint ventures sold all 17 of the stores owned by the joint ventures to a third party. Subsequent to the sales, these joint ventures were dissolved. As a result of these transactions, we recorded a gain of $5,739.
Income Tax Expense—For the year ended December 31, 2021, the increase in income tax expense was the result of an increase in income earned by our TRS when compared to the same period in the prior year.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The results of operations for the years ended December 31, 2020 compared to December 31, 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on page 19, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 26, 2021.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$827,649	$481,779	$419,967

Adjustments:
Real estate depreciation	229,133	214,345	206,257
Amortization of intangibles	4,420	1,900	5,957
Gain on real estate transactions	(140,760)	(18,075)	(1,205)
Unconsolidated joint venture real estate depreciation and amortization	11,954	9,021	8,044
Unconsolidated joint venture gain on sale of real estate assets and purchase of partner's interest	(6,251)	—	—
Distributions paid on Series A Preferred Operating Partnership units	(2,288)	(2,288)	(2,288)
Income allocated to Operating Partnership noncontrolling interests	50,109	35,803	31,156
Funds from operations attributable to common stockholders and unit holders	$973,966	$722,485	$667,888

SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
Our same-store pool for the periods presented consists of 842 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio:

	For the Year Ended December 31,		Percent
	2021	2020	Change
Same-store rental revenues	$1,199,750	$1,054,669	13.8%
Same-store operating expenses	$300,935	$303,831	(1.0)%
Same-store net operating income	$898,815	$750,838	19.7%

Same-store square foot occupancy as of quarter end	95.3%	94.9%

Properties included in same-store	842	842

Same-store revenues for the year ended December 31, 2021 increased compared to the prior year, due to higher average occupancy, higher average rates to new and existing customers and higher late fees partially offset by higher discounts. Expenses were lower for the year ended December 31, 2021 compared to the prior year, primarily due to decreases in payroll and marketing expense, partially offset by increases in property taxes, credit card processing fees, repairs and maintenance expense and insurance expense.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2021	2020
Net Income	$877,758	$517,582
Adjusted to exclude:
Gain on real estate transactions	(140,760)	(18,075)
Equity in earnings and dividend income from unconsolidated real estate entities	(32,358)	(22,361)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	(6,251)	—
Interest expense	166,183	172,301
Depreciation and amortization	241,879	224,444
Income tax expense	20,324	13,810
General and administrative	102,194	96,594
Management fees, other income and interest income	(115,967)	(67,321)
Net tenant insurance	(140,620)	(120,067)
Non same-store rental revenue	(141,240)	(102,853)
Non same-store operating expense	67,673	56,784
Total same-store net operating income	$898,815	$750,838

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The same-store results for the years ended December 31, 2020 compared to December 31, 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on page 25, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 26, 2021.

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

	For the Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$952,436	$771,232	$707,686
Net cash used in investing activities	$(837,540)	$(955,427)	$(621,630)
Net cash provided by (used in) financing activities	$(166,711)	$241,471	$(88,013)

Significant components of net cash flow included:
Net income	$877,758	$517,582	$451,123
Depreciation and amortization	$241,879	$224,444	$219,857
Acquisition, development and redevelopment of stores	$(1,289,524)	$(387,448)	$(403,211)
Gain on real estate transactions	$(140,760)	$(18,075)	$(1,205)
Investment in unconsolidated real estate entities	$(54,602)	$(64,792)	$(197,759)
Issuance and purchase of notes receivable	$(317,482)	$(313,355)	$(185,993)
Investment in debt securities	$—	$(300,000)	$—
Proceeds from sale of notes receivable	$172,002	$62,764	$—
Proceeds from the sale of common stock, net of offering costs	$273,189	$103,468	$198,827
Proceeds from sale of real estate assets and investments in real estate ventures	$572,728	$44,024	$11,254
Net proceeds from our debt financing and repayment activities	$206,691	$1,266,270	$205,267
Repurchase of common stock	$—	$(67,873)	$—
Proceeds from issuance of public bonds, net	$1,040,349	$—	$—
Dividends paid on common stock	$(600,994)	$(467,765)	$(458,114)

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

We expect to generate positive cash flow from operations and we consider projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

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
As of December 31, 2021, we had $71,126 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2021 and 2020, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
As of December 31, 2021, we had $5,984,113 face value of debt, resulting in a debt to total enterprise value ratio of 15.6%. As of December 31, 2020, we had $5,767,771 face value of debt, resulting in a debt to total enterprise value ratio of 27.5%. As of December 31, 2021, the ratio of total fixed-rate debt and other instruments to total debt was 75.3% (including $1,983,145 on which we have interest rate swaps that have been included as fixed-rate debt). As of December 31, 2020, the ratio of total fixed-rate debt and other instruments to total debt was 63.1% (including $2,091,269 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of total debt at December 31, 2021 and 2020 was 2.6% and 2.7%, respectively.
In January 2021, we received a Baa2 rating from Moody's Investors Service and in July 2019, we obtained a BBB/Stable rating from S&P. We intend to manage our balance sheet to preserve such ratings. Certain of our real estate assets are pledged as collateral for our debt. We have a total of 752 unencumbered stores as defined by our public bonds. Our unencumbered asset value is calculated as $13,498,591 and our total asset value is calculated as $18,072,262 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2021.
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
CONTRACTUAL OBLIGATIONS
As of December 31, 2021, the weighted average interest rate for all fixed rate debt was 3.1%, and the weighted average interest rate on all variable rate debt was 1.3%.
For more information on our contractual obligations related to real estate acquisitions, refer to our commitments and contingencies footnote in the notes to the consolidated financial statements in Item 8 of this Form 10-K.
SEASONALITY
The self-storage business has been subject to seasonal fluctuations. A greater portion of revenues and profits is typically realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.
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
As of December 31, 2021, we had approximately $5,984,113 in total face value debt, of which approximately $1,477,679 was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $14,777 annually.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Purchase price allocation

Description of the Matter
For the year ended December 31, 2021, the Company completed the acquisition of 70 self-storage properties (“stores”) for a total purchase price of $1.1 billion. As further discussed in Note 2 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated to the real estate assets acquired based on their relative fair values, which are estimated using unobservable inputs.

Auditing the accounting for the Company’s 2021 acquisitions of stores was subjective because in determining the fair value of acquired land and buildings, the Company had to rely on unobservable inputs due to the lack of available directly comparable market information. In particular, the fair value estimates were sensitive to assumptions such as price of land per square foot, and current replacement cost estimates, including adjustments for the age, class, height, square footage, condition, location, and turnkey factor associated with the acquired assets.

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

For the 2021 store acquisitions described above, our procedures included, but were not limited to, evaluating the Company’s valuation methodologies and evaluating the significant assumptions used to determine the fair value of the assets acquired. For certain of these asset acquisitions, we tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost of buildings and comparing the adjustments for the age, class, height, square footage, condition, location, and turnkey factor with the acquired assets to industry publications. Additionally, we also compared significant assumptions, including prices per square foot to third-party sources such as recent land sales. For certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales and replacement cost assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Salt Lake City, Utah
February 28, 2022

Extra Space Storage Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets:
Real estate assets, net	$8,834,649	$7,893,802
Real estate assets - operating lease right-of-use assets	227,949	252,172
Investments in unconsolidated real estate entities	457,326	397,444
Investments in debt securities and notes receivable	719,187	593,810
Cash and cash equivalents	71,126	109,124
Restricted cash	5,068	18,885
Other assets, net	159,172	130,611
Total assets	$10,474,477	$9,395,848
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,320,755	$2,283,454
Unsecured term loans, net	1,741,926	1,194,383
Unsecured senior notes, net	2,360,066	1,319,466
Revolving lines of credit	535,000	949,000
Operating lease liabilities	233,356	263,485
Cash distributions in unconsolidated real estate ventures	63,582	47,126
Accounts payable and accrued expenses	142,285	130,012
Other liabilities	291,531	272,798
Total liabilities	6,688,501	6,459,724
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 133,922,305 and 131,357,961 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,339	1,314
Additional paid-in capital	3,285,948	3,000,458
Accumulated other comprehensive loss	(42,546)	(99,093)
Accumulated deficit	(128,245)	(354,900)
Total Extra Space Storage Inc. stockholders' equity	3,116,496	2,547,779
Noncontrolling interest represented by Preferred Operating Partnership units, net	259,110	172,052
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	410,370	216,293
Total noncontrolling interests and equity	3,785,976	2,936,124
Total liabilities, noncontrolling interests and equity	$10,474,477	$9,395,848
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Operations
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Property rental	$1,340,990	$1,157,522	$1,130,177
Tenant reinsurance	170,108	146,561	128,387
Management fees and other income	66,264	52,129	49,890
Total revenues	1,577,362	1,356,212	1,308,454
Expenses:
Property operations	368,608	360,615	336,050
Tenant reinsurance	29,488	26,494	29,376
General and administrative	102,194	96,594	89,418
Depreciation and amortization	241,879	224,444	219,857
Total expenses	742,169	708,147	674,701
Gain on real estate transactions	140,760	18,075	1,205
Income from operations	975,953	666,140	634,958
Interest expense	(166,183)	(168,626)	(186,526)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(3,675)	(4,742)
Interest income	49,703	15,192	7,467
Income before equity in earnings and dividend income from unconsolidated real estate ventures and income tax expense	859,473	509,031	451,157
Equity in earnings and dividend income from unconsolidated real estate entities	32,358	22,361	11,274
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	6,251	—	—
Income tax expense	(20,324)	(13,810)	(11,308)
Net income	877,758	517,582	451,123
Net income allocated to Preferred Operating Partnership noncontrolling interests	(14,697)	(12,882)	(12,492)
Net income allocated to Operating Partnership and other noncontrolling interests	(35,412)	(22,921)	(18,664)
Net income attributable to common stockholders	$827,649	$481,779	$419,967
Earnings per common share
Basic	$6.20	$3.71	$3.27
Diluted	$6.19	$3.71	$3.24
Weighted average number of shares
Basic	133,374,938	129,541,531	128,203,568
Diluted	140,016,028	129,584,829	136,433,769
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$877,758	$517,582	$451,123
Other comprehensive income (loss):
Change in fair value of interest rate swaps	59,325	(73,686)	(66,843)
Total comprehensive income	937,083	443,896	384,280
Less: comprehensive income attributable to noncontrolling interests	52,887	32,244	27,929
Comprehensive income attributable to common stockholders	$884,196	$411,652	$356,351
See accompanying notes

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2018	$153,096	$218,362	$240	127,103,750	$1,271	$2,640,705	$34,650	$(262,902)	$2,785,422
Issuance of common stock upon the exercise of options	—	—	—	211,057	3	3,060	—	—	3,063
Restricted stock grants issued	—	—	—	109,081	2	—	—	—	2
Restricted stock grants cancelled	—	—	—	(8,863)	—	—	—	—	—
Issuance of common stock, net of offering costs		—	—	1,779,200	19	198,808	—	—	198,827
Compensation expense related to stock-based awards	—	—	—	—	—	13,051	—	—	13,051
Repayment of receivable for preferred operating units pledged as collateral on loan	—	1,211	—	—	—	—	—	—	1,211
Redemption of Operating Partnership units for stock	—	(13,057)	—	340,182	—	13,057	—	—	—
Conversion of Preferred C Units in the Operating Partnership for Common Operating Partnership Units	(4,374)	4,374	—	—	—	—	—	—	—
Issuance of Preferred D Units in the Operating Partnership in conjunction with acquisitions	28,022	—	—	—	—	—	—	—	28,022
Noncontrolling interest in consolidated joint venture	—	—	173	—	—	—	—	—	173
Net income (loss)	12,492	18,711	(47)	—	—	—	—	419,967	451,123
Other comprehensive loss	(407)	(2,820)	—	—	—	—	(63,616)	—	(66,843)
Distributions to Operating Partnership units held by noncontrolling interests	(12,881)	(21,362)	—	—	—	—	—	—	(34,243)
Dividends paid on common stock at $3.56 per share	—	—	—	—	—	—	—	(458,114)	(458,114)
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)	$2,921,694

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)		$2,921,694
Issuance of common stock upon the exercise of options	—	—	—	134,930	1	4,758	—	—		4,759
Issuance of common stock in connection with share based compensation	—	—	—	143,187	1	16,280	—	—	`	16,281
Restricted stock grants cancelled	—	—	—	(5,083)	—	—	—	—		—
Issuance of common stock, net of offering costs	—	—	—	899,048	9	103,459	—	—		103,468
Buyback of common stock, net of offering costs	—	—	—	(826,797)	(8)	—	—	(67,865)		(67,873)
Redemption of Operating Partnership units for stock	—	(4,572)	—	123,993	1	4,571	—	—		—
Repurchase of equity portion of 2015 exchangeable senior notes	—	—	—	1,323,781	14	(14)	—	—		—
Repayment of receivable with Preferred operating units pledged as collateral on loan	—	16,213	—	—	—	—	—	—		16,213
Redemption of Preferred B Units in the Operating Partnership for cash	(1,000)	—	—	—	—	—	—	—		(1,000)
Redemption of Preferred D Units in the Operating Partnership for stock	(2,724)	—	—	30,495	1	2,723	—	—		—
Noncontrolling interest in consolidated joint venture	—	—	66	—	—	—	—	—		66
Net income (loss)	12,882	22,952	(31)	—	—	—	—	481,779		517,582
Other comprehensive loss	(456)	(3,103)	—	—	—	—	(70,127)	—		(73,686)
Distributions to Operating Partnership units held by noncontrolling interests	(12,598)	(21,017)	—	—	—	—	—	—		(33,615)
Dividends paid on common stock at $3.60 per share	—	—	—	—	—	—	—	(467,765)		(467,765)
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)		$2,936,124

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124
Issuance of common stock upon the exercise of options	—	—	—	62,322	—	4,572	—	—	4,572
Issuance of common stock in connection with share based compensation	—	—	—	148,228	—	17,303	—	—	17,303
Restricted stock grants cancelled	—	—	—	(12,808)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	2,185,685	22	273,167	—	—	273,189
Redemption of Operating Partnership units for stock	—	(6,373)	—	165,652	2	6,371	—	—	—
Redemption of Preferred B Units in the Operating Partnership for stock	(2,834)	—	—	15,265	1	2,833	—	—	—
Redemption of Operating Partnership units for cash	—	(173)	—	—	—	(615)	—	—	(788)
Repayment of receivable with Operating Partnership units pledged as collateral	—	411	—	—	—	—	—	—	411
Issuance of Operating Partnership units in conjunction with acquisitions	—	188,319	—	—	—	—	—	—	188,319
Issuance of Preferred D units in the Operating Partnership in conjunction with acquisitions	88,074	—	—	—	—	—	—	—	88,074
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(18,141)	—	—	(18,141)
Noncontrolling interest in consolidated joint venture	—	—	(82)	—	—	—	—	—	(82)
Net income (loss)	14,697	35,414	(2)	—	—	—	—	827,649	877,758
Other comprehensive income	366	2,412	—	—	—	—	56,547	—	59,325
Distributions to Operating Partnership units held by noncontrolling interests	(13,245)	(25,849)	—	—	—	—	—	—	(39,094)
Dividends paid on common stock at $4.50 per share	—	—	—	—	—	—	—	(600,994)	(600,994)
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976

See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$877,758	$517,582	$451,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,879	224,444	219,857
Amortization of deferred financing costs	10,587	9,386	11,989
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	3,675	4,742
Non-cash lease expense	1,869	1,173	1,064
Compensation expense related to stock-based awards	17,303	16,281	13,051
Accrual of interest income added to principal of debt securities and notes receivable	(34,550)	(8,059)	—
Gain on real estate transactions	(140,760)	(18,075)	(1,205)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	(6,251)	—
Distributions from unconsolidated real estate ventures in excess of earnings	7,035	6,893	6,358
Changes in operating assets and liabilities:
Other assets	(23,891)	(19,674)	(12,482)
Accounts payable and accrued expenses	10,951	17,974	15,522
Other liabilities	(9,494)	19,632	(2,333)
Net cash provided by operating activities	952,436	771,232	707,686
Cash flows from investing activities:
Acquisition of real estate assets	(1,233,298)	(320,148)	(349,494)
Development and redevelopment of real estate assets	(56,226)	(67,300)	(53,717)
Proceeds from sale of real estate assets and investments in real estate ventures	572,728	44,024	11,254
Investment in unconsolidated real estate entities	(54,602)	(64,792)	(197,759)
Return of investment in unconsolidated real estate ventures	31,534	371	3,982
Issuance and purchase of notes receivable	(317,482)	(313,355)	(185,993)
Investment in debt securities	—	(300,000)	—
Proceeds from sale of notes receivable	172,002	62,764	—
Principal payments received from notes receivable	51,463	10,102	157,861
Purchase of equipment and fixtures	(3,659)	(7,093)	(7,764)
Net cash used in investing activities	(837,540)	(955,427)	(621,630)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	273,189	103,468	198,827
Proceeds from notes payable and revolving lines of credit	4,666,632	3,281,000	2,214,000
Principal payments on notes payable and revolving lines of credit	(5,500,290)	(2,014,730)	(1,977,805)
Principal payments on notes payable to trusts	—	—	(30,928)
Proceeds from issuance of public bonds, net	1,040,349	—	—
Deferred financing costs	(10,698)	(4,052)	(2,986)
Repurchase of exchangeable senior notes	—	(575,000)	—
Net proceeds from exercise of stock options	4,572	4,759	3,063
Repurchase of common stock	—	(67,873)	—
Proceeds from principal payments on notes receivable collateralized by OP Units and Preferred OP Units	411	16,213	—
Redemption of Operating Partnership units held by noncontrolling interests	(788)	(1,000)	—
Contributions from noncontrolling interests	—	66	173
Dividends paid on common stock	(600,994)	(467,765)	(458,114)
Distributions to noncontrolling interests	(39,094)	(33,615)	(34,243)
Net cash provided by (used in) financing activities	(166,711)	241,471	(88,013)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(51,815)	57,276	(1,957)
Cash, cash equivalents, and restricted cash, beginning of the period	128,009	70,733	72,690
Cash, cash equivalents, and restricted cash, end of the period	$76,194	$128,009	$70,733

Supplemental schedule of cash flow information
Interest paid	$152,170	$159,597	$174,155
Income taxes paid	26,252	5,181	10,359
Supplemental schedule of noncash investing and financing activities:

Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(6,373)	$(4,005)	$(13,057)
Common stock and paid-in capital	6,373	4,005	13,057
Contribution of Preferred OP Units to unconsolidated real estate venture
Investments in unconsolidated real estate ventures	$—	$—	$(28,022)
Value of Preferred Operating Partnership units issued	—	—	28,022
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$(2,834)	$(2,724)	$—
Additional paid-in capital	2,834	2,724	—
Issuance of Preferred OP Units for additional investment in unconsolidated real estate venture
Preferred OP Units	$—	$—	$4,374
Common OP Units	—	—	(4,374)
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$6,655	$8,014	$277,557
Operating lease liabilities	(6,655)	(8,014)	(286,914)
Accounts payable and accrued expenses	—	—	9,357
Acquisitions of real estate assets
Real estate assets, net	$318,036	$41,491	$21,066
Value of Operating Partnership and Preferred Operating Partnership units issued	(276,393)	—	—
Notes payable assumed	(20,028)	—	(17,157)
Investment in unconsolidated real estate ventures	5,383	—	(2,780)
Finance lease liability	(26,998)	(41,491)	—
Net liabilities assumed	—	—	(1,129)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$1,323	$656	$2,203
Development and redevelopment of real estate assets	—	—	1,601
Accounts payable and accrued expenses	(1,323)	(656)	(3,804)

See accompanying notes

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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2021, the Company had direct and indirect equity interests in 1,268 storage facilities. In addition, the Company managed 828 stores for third parties bringing the total number of stores which it owns and/or manages to 2,096. These stores are located in 41 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
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
For comparison purposes, the Company has reclassified a portion of Notes payable, net to Unsecured term loans, net and Unsecured senior notes, net on the Consolidated Balance Sheets as of December 31, 2020, to conform to the presentation as of December 31, 2021.
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
The Company has concluded that under certain circumstances when the Company enters into arrangements for the formation of joint ventures or when entering into a new bridge loan agreement, a VIE may be created under condition (i), (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. The Company had one consolidated VIE consisting of four stores as of December 31, 2021 and no consolidated VIEs as of December 31, 2020.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$271	$—	$271	$—
Other liabilities - Cash flow hedge swap agreements	$39,569	$—	$39,569	$—
There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2021. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2021 or 2020.
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
As of December 31, 2021 and 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, revolving lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2021 and 2020, approximate fair value.
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
The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$101,824	$101,900	$102,333	$102,311
Fixed rate notes receivable	$105,954	$104,251	$114,145	$104,000
Fixed rate debt	$4,643,072	$4,506,435	$3,816,530	$3,637,220
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
The Company evaluated its investments in preferred stock of non-public real estate entities and determined it did not have significant influence over the entity, and the investment in preferred stock does not have a readily determinable fair value, therefore it has been recorded at the transaction price. The Company periodically evaluates the investment for impairment. No impairment indicators were noted as of December 31, 2021.

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
Other Assets
Other assets consist of equipment and fixtures, capitalized software, rents receivable from our tenants, other receivables, other intangible assets, deferred tax assets, prepaid expenses and the fair value of interest rate swaps. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. The Company capitalizes certain costs during the application development stage when developing software for internal use. As of December 31, 2021 and 2020, unamortized software costs were $20,280 and $22,708. During the year ended December 31, 2021 and 2020, the Company recorded amortization expense of $2,428 and $1,571, respectively, relating to capitalized software costs. No significant amortization of software costs was recorded prior to 2020 as the software was still in the application development stage.
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
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of 2,000 dollars to 10,000 dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2021, the average insurance coverage for tenants was approximately 3,300 dollars. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the years ended December 31, 2021, 2020 and 2019, the number of individual claims made were 8,748, 8,226 and 7,888, respectively (claim numbers not in thousands).
The following table presents information on the portion of the Company’s unpaid claims liability, which is included in other liabilities on the Company's consolidated balance sheets, that relates to tenant insurance for the periods indicated:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2021	2020	2019
Unpaid claims liability at beginning of year	$8,294	$8,109	$7,326
Claims and claim adjustment expense for claims incurred in the current year	16,901	14,534	16,280
Claims and claim adjustment expense (benefit) for claims incurred in the prior years	122	(1,351)	98
Payments for current year claims	(11,913)	(9,697)	(11,352)
Payments for prior year claims	(4,292)	(3,301)	(4,243)
Unpaid claims liability at the end of the year	$9,112	$8,294	$8,109
Advertising Costs
The Company incurs advertising costs primarily attributable to digital and other advertising. These costs are expensed as incurred. The Company recognized $18,793, $28,336 and $25,106 in advertising expense for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, the Company would be subject to U.S. federal corporate income tax on all of its taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2021, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2021 and 2020, there were no material unrecognized tax benefits. Interest and penalties relating

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2021 and 2020, the Company had no interest or penalties related to uncertain tax provisions.
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
In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (those that reduce earnings per common share) are included. For the years ended December 31, 2021, 2020 and 2019 there were no anti-dilutive shares outstanding.
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price of $161.98 for the year ended December 31, 2021.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2021	2020	2019
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	5,853,814	—
Series A Units (Variable Only)	—	875,480	—
Series B Units	246,618	400,771	393,189
Series D Units	726,037	1,143,547	1,081,369
	972,655	8,273,612	1,474,558

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of December 31, 2021 and 2020 the Operating Partnership had no exchangeable senior notes issued or outstanding. In October and November 2020, a portion of the 3.125% Exchangeable Senior Notes due 2035 (the “2015 Notes”) were exchanged for cash and shares of the Company's common stock and the remaining 2015 Notes were redeemed for cash. The 2015 Notes could potentially have had a dilutive impact on the Company's earnings per share calculations. The 2015 Notes were exchangeable by holders into shares of the Company's common stock under certain circumstances per the terms of the indenture governing the 2015 Notes. The Company had irrevocably agreed to pay only cash for the accreted principal amount of the 2015 Notes relative to its exchange obligations, but retained the right to satisfy the exchange obligation in excess of the accreted principal amount in cash and/or common stock.
Although the Company had retained that right to satisfy the exchange obligation in excess of the accreted principal amount of the 2015 Notes in cash and/or common stock, Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” required an assumption that shares would be used to pay the exchange obligation in excess of the accreted principal amount, and required that those shares be included in the Company’s calculation of weighted average common shares outstanding for the diluted earnings per share computation. For the year ended December 31, 2021, the Company had repaid the principal and accrued interest of its 2015 Notes, and therefore, no shares relating to the 2015 Notes were included in the computation of diluted earnings per share. For the years ended December 31, 2020 and 2019, zero and 993,114 shares, respectively, related to the 2015 Notes were included in the computation of diluted earnings per share.
For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series A Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the positive intent and ability to settle at least $101,700 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $101,700 is considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46. Accordingly, the number of shares included in the computation for diluted earnings per share related to the Series A Units is equal to the number of Series A Units outstanding, with no additional shares included related to the $101,700 fixed amount.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$827,649	$481,779	$419,967
Earnings and dividends allocated to participating securities	(1,183)	(706)	(680)
Earnings for basic computations	826,466	481,073	419,287
Earnings and dividends allocated to participating securities	—	—	680
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	43,093	—	23,727
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(2,288)	—	(2,288)
Net income for diluted computations	$867,271	$481,073	$441,406

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	133,374,938	129,541,531	128,203,568
OP Units	5,752,902	—	6,006,114
Series A Units	875,480	—	875,480
Unvested restricted stock awards included for treasury stock method	—	—	212,402
Shares related to exchangeable senior notes and dilutive stock options	12,708	43,298	1,136,205
Average number of common shares outstanding - diluted	140,016,028	129,584,829	136,433,769
Earnings per common share
Basic	$6.20	$3.71	$3.27
Diluted	$6.19	$3.71	$3.24
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)," which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 requires entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. ASU 2016-02 became effective for annual and interim periods beginning after December 15, 2018. The Company adopted the standard using the modified retrospective approach as of January 1, 2019. The Company elected the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. The Company also elected the practical expedient provided in a subsequent amendment to ASU 2016-02 that removed the requirement to separate lease and non-lease components. The Company did not record a significant cumulative catch-up adjustment upon the adoption of ASC 2016-02. The primary impact was related to the Company's 22 operating ground leases and two corporate facility leases under which it served as lessee as of the adoption date. The Company recognized lease liabilities totaling $104,863 and right-of-use assets related to operating leases totaling $95,506 as of the adoption date. Refer to Note 14 for further discussion of the Company's leases.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company also elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2021	December 31, 2020
Land - operating	$2,148,093	$1,952,097
Land - development	3,226	3,372
Buildings, improvements and other intangibles	8,227,094	7,357,033
Right of use asset - finance lease	117,718	58,148
Intangible assets - tenant relationships	134,577	124,695
Intangible lease rights	12,443	12,443
	10,643,151	9,507,788
Less: accumulated depreciation and amortization	(1,867,750)	(1,681,429)
Net operating real estate assets	8,775,401	7,826,359
Real estate under development/redevelopment	59,248	67,443
Real estate assets, net	$8,834,649	$7,893,802
Real estate assets held for sale included in real estate assets, net	$8,436	$103,624
As of December 31, 2021, the Company had one store classified as held for sale. The estimated fair value less selling costs of this asset is greater than the carrying value of the asset, and therefore no loss has been recorded related to this asset. Assets held for sale are included in the self-storage operations segment of the Company’s segment information.
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $4,778, $2,258, and $6,614 for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining balance of the unamortized lease rights will be amortized over the next seven to 40 years. Accumulated amortization related to intangibles was $130,561 and $129,385 as of December 31, 2021 and 2020, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

4.     PROPERTY ACQUISITIONS AND DISPOSITIONS
Store Acquisition

The following table shows the Company’s acquisitions of stores for the years ended December 31, 2021 and 2020. The table excludes purchases of raw land and improvements made to existing assets.

		Consideration Paid							Total
Quarter	Number of Stores	Total	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Real estate assets
Total 2021	74	$1,344,575	$1,011,483	$20,028	$26,998	$5,383	$4,293	$276,390	$1,344,575
Total 2020	23	$296,725	$254,111	$—	$41,491	$—	$1,123	$—	$296,725

(1)Store acquisitions during the year ended December 31, 2021 included the acquisition of five stores previously held in joint venture where the Company held a noncontrolling interest. The Company purchased its partner's equity interest in these joint ventures, and the properties owned by the joint ventures became wholly owned by the Company. In addition, store acquisitions include the acquisition of two stores that were subject to finance land leases. The right-of-use assets associated with these leases are included in real estate assets above.
(2)Store acquisitions during the year ended December 31, 2020 include the acquisition of three stores that were subject to finance land leases. The right-of-use assets associated with these leases are included in real estate assets above.
Store Dispositions

On December 16, 2021 the Company sold 16 stores that had been classified as held for sale for total cash consideration of $200,292. The Company recorded a gain of $73,854.

On March 1, 2021 the Company sold 16 stores that had been classified as held for sale to a newly established unconsolidated joint venture. The Company received $132,759 and maintained a 55% interest in the new joint venture valued at $33,878. The Company recognized a gain of $63,477 related to the sale of these properties.

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
Net Investments in unconsolidated real estate entities and Cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	December 31,
				2021	2020
PR EXR Self Storage, LLC	5	25%	40%	$59,393	$60,092
WICNN JV LLC (2)	—	10%	35%	—	36,032
VRS Self Storage, LLC	16	45%	54%	(14,269)	17,186
ESS-CA TIVS JV LP (3)	16	55%	60%	32,288	—
GFN JV, LLC (2)	—	10%	30%	—	18,397
ESS-NYFL JV LP	11	16%	24%	11,796	12,211
PRISA Self Storage LLC	85	4%	4%	8,792	8,815
Alan Jathoo JV LLC	9	10%	10%	7,621	7,780
Storage Portfolio IV JV LLC	27	10%	30%	40,174	—
Storage Portfolio III JV LLC	5	10%	30%	5,596	5,726
ESS Bristol Investments LLC	8	10%	30%	2,628	2,810
Extra Space Northern Properties Six LLC	10	10%	35%	(3,029)	(2,541)
Storage Portfolio II JV LLC	36	10%	30%	(6,116)	(5,441)
Storage Portfolio I LLC	24	34%	49%	(40,168)	(39,144)
PR II EXR JV LLC	18	25%	25%	70,403	—
Other minority owned stores	13	10-50%	19-50%	18,635	28,395
SmartStop Self Storage REIT, Inc. Preferred Stock (4)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	283			$393,744	$350,318
(1)Includes pro-rata equity ownership share and promoted interest.
(2)In June 2021, the WICNN JV LLC and GFN JV, LLC joint ventures sold all 17 of the stores owned by the joint ventures to a third party. Subsequent to the sales, these joint ventures were dissolved. As a result of these transactions, the Company recorded a gain of $5,739, which is included in Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest in the Company's consolidated statements of operations.
(3)The Company sold 16 operating stores to this newly formed joint venture in March 2021. The Company received cash of $132,759 and an interest in the new joint venture valued at $33,556. This joint venture is unconsolidated and the Company accounts for its investment under the equity method of accounting as the Company does not have voting control but does exercise significant influence over the joint venture.
(4)The Company invested in shares of convertible preferred stock of SmartStop. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's consolidated statement of operations.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2021, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.
The Company entered into two new unconsolidated real estate ventures with a total of 45 stores and a total investment of $109,583 during the year ended December 31, 2021. The Company accounts for its investment in these ventures under the equity method of accounting.

In January 2019, the Company purchased its joint venture partners' interests in the Extra Space West One LLC and Extra Space West Two LLC joint ventures, which owned a total of 12 stores. The Company paid $172,505 of cash to acquire the equity interests, and subsequent to this acquisition, the Company owned 100.0% of the joint ventures and the related stores.
Equity in earnings and dividend income from unconsolidated real estate entities consists of the following:

	For the Year Ended December 31,
	2021	2020	2019
Dividend income from SmartStop preferred stock	$12,500	$9,968	$1,636
Equity in earnings of PRISA Self Storage LLC	2,719	2,229	2,327
Equity in earnings of Storage Portfolio II JV LLC	1,802	559	291
Equity in earnings of Storage Portfolio I LLC	2,833	1,636	1,809
Equity in earnings of VRS Self Storage, LLC	4,352	3,509	3,583
Equity in earnings of ESS-NYFL JV LLC	427	(331)	(96)
Equity in earnings of WICNN JV LLC	1,050	1,878	1,373
Equity in earnings of Extra Space Northern Properties Six LLC	1,363	1,088	1,091
Equity in earnings of Alan Jathoo JV LLC	270	57	(47)
Equity in earnings of Bristol Investments LLC	177	(67)	(262)
Equity in earnings of GFN JV, LLC	546	788	450
Equity in earnings of PR EXR Self Storage, LLC	491	(211)	(443)
Equity in earnings of Storage Portfolio IV JV LLC	112	—	—
Equity in earnings of ESS-CA TIVS JV LP	1,274	—	—
Equity in earnings of PR II EXR JV LLC	(8)	—	—
Equity in earnings of other minority owned stores	2,450	1,258	(438)
	$32,358	$22,361	$11,274
Equity in earnings of certain of our joint ventures includes the amortization of the Company’s excess purchase price of $24,721 of these equity investments over its original basis. The excess basis is amortized over forty years.
The Company provides management services to joint ventures for a fee. Management fee revenues for affiliated real estate joint ventures for the years ended December 31, 2021, 2020 and 2019 were $17,619, $15,657 and $14,624, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

6.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	December 31, 2021	December 31, 2020
Debt securities - NexPoint Series A Preferred Stock	$200,000	$200,000
Debt securities - NexPoint Series B Preferred Stock	100,000	100,000
Notes Receivable-Bridge Loans	279,042	187,368
Notes Receivable-Senior Mezzanine Loan, net	102,079	101,553
Dividends Receivable	38,066	4,889
	$719,187	$593,810
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
In July 2020, the Company purchased a senior mezzanine note receivable with a principal amount of $103,000. This note receivable bears interest at 5.5%, matures in December 2023 and is collateralized through an entity interest in which it or its subsidiaries wholly own 62 storage facilities. The Company paid cash of $101,142 for the note receivable and accounts for the discount at amortized cost. The discount is being amortized over the term of the note receivable. In February 2022, the Company sold this note receivable to a junior mezzanine lender, which exercised its right to buy the Company's position for the full principal balance plus interest due.
The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of primary mortgage and mezzanine loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables and keep the mezzanine receivables to maturity. During the year ended December 31, 2021, the Company sold a total principal amount of $172,566 of its mortgage bridge loans receivable to third parties for a total of $172,002 in cash and closed on $317,482 in new mortgage and mezzanine bridge loan.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

7.     DEBT
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
The Operating Partner may redeem the Notes Due 2031 and/or the Notes Due in 2032 in whole at any time or in part from time to time, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) a make-whole premium calculated in accordance with the indenture governing the notes, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. Notwithstanding the foregoing, on or after the date three months prior to the maturity date of the applicable notes, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.
Certain events are considered events of default, which may result in the accelerated maturity of the Notes Due 2031 and/or the Notes Due 2032, including, among other things, a default for 30 days in the payment of any installment of interest under the notes or a default in the payment of the principal amount or redemption price due with respect to the notes, when the same become due and payable.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The components of term debt are summarized as follows:

Term Debt	December 31, 2021	December 31, 2020	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$930,830	$1,112,220	2.46% - 4.23%		June 2022 - February 2030
Secured variable-rate (1)	392,679	1,081,551		1.10% - 2.45%	April 2022 - May 2027
Unsecured fixed-rate	3,575,000	2,525,000	2.02% - 4.39%		February 2024 - March 2032
Unsecured variable-rate	550,000	100,000		1.05%	February 2024 - October 2026
Total	5,448,509	4,818,771
Less: Unamortized debt issuance costs	(25,762)	(21,468)
Total	$5,422,747	$4,797,303

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rate is 30-day USD LIBOR

At December 31, 2021, the terms of the Second Amended and Restated Credit Agreement dated June 22, 2021 (the "Credit Agreement") are as follows:

	Debt Capacity	Maturity Date
Revolving Credit Facility	$1,250,000	June 2025
Tranche 1 Term Loan Facility (1)	400,000	January 2027
Tranche 2 Term Loan Facility (1)	425,000	October 2026
Tranche 3 Term Loan Facility (1)	245,000	January 2025
Tranche 4 Term Loan Facility (1)	255,000	June 2026
Tranche 5 Term Loan Facility (1)	425,000	February 2024
	$3,000,000
(1) The term loan amounts have been fully drawn as of December 31, 2021.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of December 31, 2021, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the Eurodollar rate plus 1.00%. Per the Credit Agreement, the applicable Eurodollar rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the Eurodollar rate margin ranging from 0.7% to 2.25% per annum and the applicable base rate margin ranging from 0.00% to 0.60% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of December 31, 2021, the Company was in compliance with all of its financial covenants.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at December 31, 2021:

2022	$311,412
2023	486,688
2024	496,407
2025	447,266
2026	802,104
Thereafter	2,904,632
$5,448,509
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2021
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$55,000	$140,000	1.6%	7/1/2023	LIBOR plus 1.45%
Credit Line 2 (3)(4)	480,000	1,250,000	1.0%	6/20/2025	LIBOR plus 0.85%
	$535,000	$1,390,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. One two-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2021. Rate is subject to change based on our investment grade rating.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2021, 2020 and 2019,

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2022, the Company estimates that $28,070 will be reclassified as an increase to interest expense.
The following table summarizes the terms of the Company’s 20 derivative financial instruments, which have a total combined notional amount of $1,982,632 as of December 31, 2021:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$32,847 - $231,972	1.07% - 2.67%	7/8/2015 - 3/30/2020	3/31/2022 - 6/29/2026

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	December 31, 2021	December 31, 2020
Other assets	$271	$—
Other liabilities	$39,569	$98,325
Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Year Ended December 31,
Type	2021	2020		2021	2020	2019
Swap Agreements	$23,580	$(100,352)	Interest expense	$(35,764)	$(26,794)	$12,322
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
As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $41,331. As of December 31, 2021, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2021, it could have been required to cash settle its obligations under these agreements at their termination value of $41,331.

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
The Operating Partnership could redeem the 2015 Notes at any time to preserve the Company’s status as a REIT. In addition, on or after October 5, 2020, the Operating Partnership could redeem the 2015 Notes for cash, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest, upon at least 30 days but not more than 60 days prior written notice to the holders of the 2015 Notes. The holders of the 2015 Notes had the right to require the Operating Partnership to repurchase the 2015 Notes for cash, in whole or in part, on October 1 of the years 2020, 2025 and 2030, (unless the Operating Partnership had called the 2015 Notes for redemption), and upon the occurrence of certain designated events, in each case for a repurchase price equal to 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest. Additionally, the 2015 Notes could have been exchanged during any calendar quarter, if the last reported sale price of the common stock of the Company was greater than or equal to 130% of the exchange price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. The Company redeemed all outstanding 2015 Notes on November 2, 2020.
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
The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the Notes were as follows for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
Contractual interest	$—	$13,476	$17,968
Amortization of discount	—	3,675	4,742
Total interest expense recognized	$—	$17,151	$22,710

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
Information about the repurchases is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Principal amount repurchased	$—	$575,000	$—

Amount allocated to:
Extinguishment of liability component	$—	$575,000	$—
Reacquisition of equity component	—	—	—
Total consideration paid for repurchase	$—	$575,000	$—
Exchangeable senior notes repurchased	$—	$575,000	$—
Extinguishment of liability component	—	(575,000)	—
Discount on exchangeable senior notes	—	—	—
Related debt issuance costs	—	—	—
Gain/(loss) on repurchase	$—	$—	$—

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

11.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2021, 133,922,305 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

On August 9, 2021, the Company filed its $800,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with ten sales agents. No shares have been sold under the current "at the market" equity program. From January 1, 2021, through August 8, 2021, the Company sold 585,685 shares of common stock under its prior "at the market" equity program at an average sales price of $115.90 per share resulting in net proceeds of $66,617.

On March 23, 2021, the Company sold 1,600,000 shares of its common stock in a registered offering structured as a bought deal at a price of $129.13 per share resulting in net proceeds of $206,572.

During the year ended December 31, 2020, the Company sold 899,048 shares of common stock at an average sales price of $116.42 per share, resulting in net proceeds of $103,468.

In November 2017, the Company's board of directors authorized a three-year share repurchase program to allow for the repurchase of shares with an aggregate value up to $400,000. During the year ended December 31, 2020, the Company repurchased 826,797 shares at an average price of $82.09 per share, paying a total of $67,873. On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. No shares were repurchased during the year ended December 31, 2021.
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

At December 31, 2021 and 2020, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of December 31, 2021 and 2020, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred Operating Partnership unit holders of $100,000 as of December 31, 2021 and 2020, respectively, as more fully described below. The balances for each of the specific preferred OP units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	December 31, 2021	December 31, 2020
Series A Units	$15,606	$13,788
Series B Units	38,068	40,902
Series D Units	205,436	117,362
	$259,110	$172,052
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
The Series B Units were issued in 2013 and 2014 and have a liquidation value of $25.00 per unit for a current fixed liquidation value of $38,068 which represents 1,522,727 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash or shares of its common stock.
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
On December 1, 2018, certain holders of the Series C Units converted their Series C Units into common OP Units, with a total of 407,996 Series C Units being converted into a total of 373,113 common OP Units. On April 25, 2019, the remaining

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

296,020 Series C Units were converted into 270,709 OP Units. The remaining outstanding balance of the loan receivable of $1,900 and $2,311 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2021 and December 31, 2020, respectively. See footnote 13 for further discussion of noncontrolling interests.
Series D Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interest of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a current fixed liquidation value of $205,435 which represents 8,217,422 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units until the tenth anniversary of the date of issuance, with the number of common OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
The Series D Units have been issued at various times from 2014 to 2021. During the year ended December 31, 2021, the Operating Partnership issued a total of 3,522,937 Series D Units valued at $88,073 in conjunction with store acquisitions.

13.     NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.9% majority ownership interest in the Operating Partnership as of December 31, 2021. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.1% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31,2021 and December 31, 2020, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $1,900 and $2,311, respectively, because the borrowers under the loan receivable are also holders of OP Units (Note 12). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. As of December 31, 2021, the ten-day average closing stock price was $220.58 and there were 6,528,436 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2021 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,440,042 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Year Ended December 31,
	2021	2020	2019
OP Units redeemed for common stock	165,652	123,993	340,182
OP Units redeemed for cash	4,500	—	—
Cash paid for OP Units redeemed	$788	$—	$—
OP Units issued in conjunction with acquisitions	897,803	—	—
Value of OP Units issued in conjunction with acquisitions	$188,319	$—	$—
OP Units issued upon redemption of Series C Units	—	—	270,709

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

On December 1, 2018, 373,113 common OP Units were issued in the conversion of 407,996 Series C Units. These newly issued OP Units were pledged as collateral on the existing loan receivable to the Series C Unit holders. As a result, noncontrolling interests in the Operating Partnership was reported net of $11,091 of the loan receivable as of December 31, 2018, which represents the portion of the note receivable that is collateralized by the OP Units. The remaining 296,020 Series C Units were converted into 270,709 OP Units on April 25, 2019 and the remainder of the loan receivable was reported net with the OP Units. The remaining total outstanding balance of the loan receivable of $1,900 and $2,311 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2021 and 2020, respectively.
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in two consolidated joint ventures as of December 31, 2021. One joint venture owns four stores in Georgia and the other owns one property under development in Florida. The voting interests of the partners are 10% or less.
On August 25, 2021, the Company purchased for $12,215 in cash the remaining third party ownership interest in a previously consolidated joint venture that owned two operating stores.
On December 15, 2021, the Company purchased for $6,100 in cash the remaining third party ownership interest in previously consolidated joint venture that owned four operating stores.

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
During the year ended December 31, 2021, the Company recorded new finance lease right-of-use assets and finance lease liabilities totaling $26,998 associated with the acquisition of two stores with land leases. The Company also recorded a finance lease right-of-use asset and a finance lease liability of $40,916 related to a corporate office lease.
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
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:
•Leases of real estate at 58 stores classified as wholly-owned or in consolidated joint ventures. These leases generally have original lease terms between 10-99 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.
•Leases of its corporate offices and call center. These leases have original lease terms between five and 14 years, with no extension options. Subsequent to year-end the Company modified and extended the lease of its corporate offices to add additional space and extend the lease until 2034.
•Leases of 14 regional offices. These leases have original lease terms between three and five years. The Company has the option on certain of these leases to extend the lease term for up to three additional years.
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
The Company has a signed lease agreement for a store in California. The store is under construction by the lessor, and the Company will take possession of the leased asset upon completion of construction, which is estimated to be completed in 2022. The lease term is 15 years from the lease commencement date, with three 10-year extension options and one 5-year extension option. The Company has not recorded right-of-use asset or lease liability related to this lease as of December 31, 2021 as the lease term has not yet commenced. The lease commencement date will occur when the Company takes possession of the leased asset, and the Company will recognize a lease liability and right-of-use asset relating to the lease at that time.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is information on our total lease costs as of the period indicated:

	For the Year Ended December 31,
	2021	2020

Finance lease cost:
Amortization of finance lease right-of-use assets	$3,049	$400
Interest expense related to finance lease liabilities	2,812	712
Operating lease cost	29,258	28,709
Variable lease cost	8,100	9,056
Short-term lease cost	51	80
Total lease cost	$43,270	$38,957

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$2,812	$712
Operating cash outflows for operating lease payments	23,961	25,037
Total cash flows for lease liability measurement	$26,773	$25,749

Right-of-use assets obtained in exchange for new operating lease liabilities	$6,655	$8,014
Right-of-use assets obtained in exchange for new finance lease liabilities	$67,992	$50,096

Weighted average remaining lease term - finance leases (years)	54.97	78.48
Weighted average remaining lease term - operating leases (years)	21.25	13.99
Weighted average discount rate - finance leases	3.18%	3.47%
Weighted average discount rate - operating leases	3.63%	3.66%

The following table presents information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2022	$27,641	$4,214	$31,855
2023	27,719	5,679	33,398
2024	27,973	5,788	33,761
2025	28,148	5,793	33,941
2026	28,451	5,912	34,363
Thereafter	166,931	312,022	478,953
Total	$306,863	$339,408	$646,271
Present value adjustments	(73,507)	(214,871)	(288,378)
Lease liabilities	$233,356	$124,537	$357,893

The Company elected the package of practical expedients upon adoption of ASC 842, which allows for the application of the standard solely to the transition period in 2019 and does not require application to prior fiscal comparative periods represented. Disclosures required under the previous leasing standard are presented for prior years.

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
15.     STOCK-BASED COMPENSATION

As of December 31, 2021, 1,051,208 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).
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
Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2021
Outstanding at December 31, 2018	417,581	$31.58
Exercised	(211,057)	14.65
Outstanding at December 31, 2019	206,524	$48.88
Exercised	(134,930)	35.26
Outstanding at December 31, 2020	71,594	$74.54
Exercised	(62,322)	73.36
Outstanding at December 31, 2021	9,272	$82.47	3.98	$1,338

Vested	9,272	$82.47	3.98	$1,338
Ending Exercisable	9,272	$82.47	3.98	$1,338

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

have been received by the option holders had all option holders exercised their options on December 31, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $3,925, $10,016 and $18,089, respectively.
There have been no options granted since 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 4.6% of unvested options outstanding as of December 31, 2021, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.
A summary of stock options outstanding and exercisable as of December 31, 2021, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$65.36 - $65.36	1,582	3.15	$65.36	1,582	$65.36
$85.99 - $85.99	7,690	4.15	85.99	7,690	85.99
The Company recorded compensation expense relating to outstanding options of $0, $27 and $364 in general and administrative expense for the years ended December 31, 2021, 2020 and 2019, respectively. Net proceeds received for the years ended December 31, 2021, 2020 and 2019, related to option exercises was $4,572, $4,759 and $3,063, respectively. At December 31, 2021, there was no unrecognized compensation expense related to non-vested stock options under the Plan.

Common Stock Granted to Employees and Directors
The Company recorded $9,260, $9,244 and $9,173 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2021, 2020 and 2019, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.0% of unvested awards outstanding as of December 31, 2021, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2021 there was $13,843 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.15 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.
A summary of the Company’s employee and director share grant activity is as follows:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2018	223,114	$80.02
Granted	109,081	101.52
Released	(110,724)	79.58
Cancelled	(8,863)	90.11
Unreleased at December 31, 2019	212,608	$91.62
Granted	95,671	98.81
Released	(94,164)	89.43
Cancelled	(5,083)	93.16
Unreleased at December 31, 2020	209,032	$95.86
Granted	99,802	132.75
Released	(96,248)	91.65
Cancelled	(12,808)	113.89
Unreleased at December 31, 2021	199,778	$115.16

Performance-based Stock Units
The performance-based stock units (the "PSUs") granted to executives represent the right to earn shares of the Company's common stock. These awards have two financial performance components: (1) the Company's core FFO performance ("FFO Target"), and (2) the Company's total stockholder return relative to the performance of a defined group of peers ("TSR Target"). Each of these performance components are weighted 50% and are measured over the performance period, which is defined as the three-year period ending December 31 from the year of grant. At the end of the performance period, the financial performance components are reviewed to determine the number of shares actually granted to executives, which can be as low as zero shares and up to a maximum of two shares issued for each PSU. A summary of the PSU activity is as follows:

Performance-Based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2018	58,806	$89.87
Granted	49,334	103.18
Unvested at December 31, 2019	108,140	$95.94
Granted	45,242	129.38
Released	(30,071)	$112.16
Unvested at December 31, 2020	123,311	$104.25
Granted	40,832	138.04
Released	(28,735)	$117.19
Unvested at December 31, 2021	135,408	$111.69

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company recorded $8,043, $7,048 and $3,514 of expense in general and administrative expense in its statement of operations related to PSUs granted to employees for the years ended December 31, 2021, 2020 and 2019, respectively. The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company's common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using the following assumptions:

	For the Year Ended December 31,
	2021	2020	2019
Intrinsic value	$30,701	$12,266	$6,211
Risk-free rate	0.22%	1.42%	2.53%
Volatility	28.5%	18.4%	20.7%
Expected term (in years)	2.9	2.9	2.8
Dividend yield	—%	—%	—%
Unrecognized compensation cost	$8,859	$6,406	$4,315
Term over which compensation cost recognized (in years)	3	3	3
Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are released, so a dividend yield of zero was used. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2021 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
16.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions to the plan of $4,239, $3,980 and $3,355, respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.
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

The income tax provision for the years ended December 31, 2021, 2020 and 2019, is comprised of the following components:

	For the Year Ended December 31, 2021
	Federal	State	Total
Current expense	$21,017	$3,520	$24,537
Tax credits/true-up	(4,979)	(138)	(5,117)
Change in deferred expense/(benefit)	818	86	904
Total tax expense	$16,856	$3,468	$20,324

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Year Ended December 31, 2020
	Federal	State	Total
Current expense	$15,553	$3,347	$18,900
Tax credits/true-up	(5,610)	(135)	(5,745)
Change in deferred expense	594	61	655
Total tax expense	$10,537	$3,273	$13,810

	For the Year Ended December 31, 2019
	Federal	State	Total
Current expense	$10,164	$2,936	$13,100
Tax credits/true-up	(3,633)	(30)	(3,663)
Change in deferred benefit	1,787	84	1,871
Total tax expense	$8,318	$2,990	$11,308
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2021		2020		2019
Expected tax at statutory rate	$188,600	21.0%	$111,760	21.0%	$97,110	21.0%
Non-taxable REIT income	(166,137)	(18.5)%	(94,270)	(17.7)%	(82,717)	(17.9)%
State and local tax expense - net of federal benefit	3,259	0.4%	3,075	0.6%	2,837	0.6%
Change in valuation allowance	(1,061)	(0.1)%	(363)	(0.1)%	(207)	—%
Tax credits/true-up	(5,117)	(0.6)%	(5,745)	(1.1)%	(3,663)	(0.8)%
Miscellaneous	780	0.1%	(647)	(0.1)%	(2,052)	(0.4)%
Total provision	$20,324	2.3%	$13,810	2.6%	$11,308	2.5%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2021	December 31, 2020
Deferred tax liabilities:
Fixed assets	$(30,499)	$(27,374)
Operating and Finance lease right-of-use assets	(6,016)	(2,223)
Other	(61)	(72)
State deferred taxes	(3,842)	(3,210)
Total deferred tax liabilities	(40,418)	(32,879)

Deferred tax assets:
Captive insurance subsidiary	396	378
Accrued liabilities	2,383	2,325
Stock compensation	3,076	2,635
Operating and Finance lease liabilities	7,936	2,232
SmartStop TRS	—	219
Other	916	1,554
State deferred taxes	6,548	6,725
Total deferred tax assets	21,255	16,068

Valuation allowance	(2,241)	(3,302)

Net deferred income tax liabilities	$(21,404)	$(20,113)
The state income tax net operating losses expire between 2022 and 2041. The valuation allowance is associated with the state income tax net operating losses. The tax years 2017 through 2020 remain open related to the state returns, and 2018 through 2020 for the federal returns.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2021	2020	2019
Revenues:
Self-Storage Operations	$1,340,990	$1,157,522	$1,130,177
Tenant Reinsurance	170,108	146,561	128,387
Total segment revenues	$1,511,098	$1,304,083	$1,258,564

Operating expenses:
Self-Storage Operations	$368,608	$360,615	$336,050
Tenant Reinsurance	29,488	26,494	29,376
Total segment operating expenses	$398,096	$387,109	$365,426

Net operating income:
Self-Storage Operations	$972,382	$796,907	$794,127
Tenant Reinsurance	140,620	120,067	99,011
Total segment net operating income:	$1,113,002	$916,974	$893,138

Total segment net operating income	$1,113,002	$916,974	$893,138
Other components of net income:
Property management fees and other income	66,264	52,129	49,890
General and administrative expense	(102,194)	(96,594)	(89,418)
Depreciation and amortization expense	(241,879)	(224,444)	(219,857)
Gain on real estate transactions	140,760	18,075	1,205
Interest expense	(166,183)	(168,626)	(186,526)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	(3,675)	(4,742)
Interest income	49,703	15,192	7,467
Equity in earnings and dividend income from unconsolidated real estate entities	32,358	22,361	11,274
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	6,251	—	—
Income tax expense	(20,324)	(13,810)	(11,308)
Net income	$877,758	$517,582	$451,123

19.     COMMITMENTS AND CONTINGENCIES
As of December 31, 2021, the Company was under agreement to acquire nine stores at a total purchase price of $136,491. These stores are scheduled to close in 2022. Additionally, the Company is under agreement to acquire three stores in 2022 with joint venture partners, for a total investment of $5,850.
The Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

vigorously defending any legal proceedings against it. As of December 31, 2021, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

				Building and Improvements Initial Cost	Adjustments and Costs to Land and Building Subsequent to Acquisition	Gross carrying amount at December 31, 2021
Self - Storage Facilities by State:	Store Count		Land Initial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	8	$5,261	$11,021	$62,772	$3,712	$11,021	$66,484	$77,505	$10,573
AZ	23	22,469	27,535	117,304	11,820	27,533	129,126	156,659	31,818
CA	173	369,493	646,278	1,365,639	160,072	646,728	1,525,261	2,171,989	333,516
CO	17	28,776	17,224	81,144	17,834	17,942	98,260	116,202	25,649
CT	6	6,811	8,598	46,974	5,211	8,598	52,185	60,783	11,055
FL	105	173,529	186,083	799,941	63,289	186,209	863,104	1,049,313	163,231
GA	71	68,819	98,519	529,048	37,329	98,503	566,393	664,896	86,525
HI	13	—	17,663	133,870	12,984	17,663	146,854	164,517	33,733
IL	37	23,283	49,304	247,958	34,806	48,757	283,311	332,068	52,591
IN	14	—	12,652	60,605	7,255	12,652	67,860	80,512	14,639
KS	1	—	366	1,897	1,102	366	2,999	3,365	1,326
KY	10	30,996	5,670	60,442	18,768	6,442	78,438	84,880	16,198
LA	4	—	9,105	34,923	5,082	9,106	40,004	49,110	5,130
MA	46	32,251	73,544	270,243	57,334	73,725	327,396	401,121	100,242
MD	34	76,478	104,486	327,904	30,986	103,894	359,482	463,376	88,599
MI	8	5,588	10,900	63,388	4,594	10,900	67,982	78,882	9,011
MN	7	—	9,696	74,960	6,095	9,696	81,055	90,751	5,613
MO	4	—	3,517	13,674	3,374	3,474	17,091	20,565	7,292
MS	3	—	2,914	29,630	1,298	2,914	30,928	33,842	3,244
NC	23	6,684	38,463	150,475	10,399	38,461	160,876	199,337	18,159
NH	2	—	754	4,054	1,353	817	5,344	6,161	2,716
NJ	62	106,726	138,417	605,834	51,542	141,643	654,150	795,793	164,838
NM	10	17,085	30,806	63,495	5,105	30,806	68,600	99,406	12,628
NV	14	29,942	15,252	74,376	6,379	15,252	80,755	96,007	14,958
NY	28	13,886	121,945	237,795	41,749	122,680	278,809	401,489	76,295
OH	16	11,651	17,568	49,287	9,036	17,567	58,324	75,891	16,292
OR	8	16,804	15,066	68,044	2,268	15,066	70,312	85,378	10,284
PA	21	8,673	35,104	190,966	14,639	34,396	206,313	240,709	34,860
RI	2	3,952	3,191	6,926	1,369	3,191	8,295	11,486	3,473
SC	23	25,008	36,617	148,900	10,789	36,618	159,688	196,306	29,256
TN	21	42,375	34,740	138,399	11,557	34,740	149,956	184,696	25,607
TX	101	116,803	173,040	635,935	67,710	172,892	703,793	876,685	143,451
UT	10	14,316	9,008	39,295	3,072	9,008	42,367	51,375	12,587
VA	50	52,508	150,324	470,969	27,164	150,325	498,132	648,457	93,787
WA	9	5,167	13,762	60,926	11,618	13,764	72,542	86,306	14,437
DC	1	8,175	14,394	18,172	507	14,394	18,679	33,073	2,865
Other corporate assets		—	—	1,323	181,117	—	182,440	182,440	57,041
Intangible tenant relationships and lease rights		—	—	147,020	—	—	147,020	147,020	130,561
Construction in Progress/Undeveloped Land		—	7,111	2,778	56,441	3,576	62,754	66,330	621
Right of use asset - finance lease		—	—	—	117,718	—	117,718	117,718	3,049
Totals (1)	985	$1,323,509	$2,150,637	$7,437,285	$1,114,477	$2,151,319	$8,551,080	$10,702,399	$1,867,750

(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Operating facilities
Balance at beginning of year	$9,507,788	$9,129,558	$8,709,315
Acquisitions	1,500,703	255,235	303,588
Improvements	80,131	66,693	68,459
Transfers from construction in progress	62,462	40,988	59,614
Dispositions and other	(507,362)	15,314	(11,418)
Balance at end of year	$10,643,722	$9,507,788	$9,129,558
Accumulated depreciation:
Balance at beginning of year	$1,681,429	$1,473,851	$1,262,438
Depreciation expense	230,445	217,364	212,202
Dispositions and other	(43,553)	(9,786)	(789)
Balance at end of year	$1,868,321	$1,681,429	$1,473,851
Real estate under development/redevelopment:
Balance at beginning of year	$67,443	$41,157	$44,954
Current development	54,267	67,274	55,817
Transfers to operating facilities	(62,462)	(40,988)	(59,614)
Dispositions and other	—	—	—
Balance at end of year	$59,248	$67,443	$41,157
Net non-lease real estate assets	$8,834,649	$7,893,802	$7,696,864
(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.
As of December 31, 2021, the aggregate cost of real estate for U.S. federal income tax purposes was $8,865,491.

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
(ii)Internal Control over Financial Reporting

1.Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
February 28, 2022

(c)Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Information about our Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2021.
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
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2021.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2021.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2021.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2021.

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

3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 3, 2007).
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 29, 2013).
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 28, 2014).
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.(incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 17, 2018)
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2013).
4.1	Junior Subordinated Note (incorporated by reference to Exhibit 4.3 of Form 10-K filed on February 26, 2010)
4.2	Description of Securities (Incorporated by reference to Exhibit 4.6 of Form 10-K filed on February 25, 2020)
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Extra Space Storage Inc. on May 11, 2021).
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Extra Space Storage Inc. on May 11, 2021).
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 22, 2021).
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)
10.2	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)
10.3	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 24, 2005).

Exhibit Number	Description
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

10.18*	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on February 26, 2010).
10.19*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2007).
10.20*	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on November 7, 2007).
10.21*	Extra Space Storage 2004 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 10.22 of Form 10-K/A filed on March 20, 2007).
10.22	Second Amended and Restated Credit Agreement, dated as of June 22, 2021, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents and lead arrangers and books runners, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 25, 2021).
21.1	Subsidiaries of the Company(2)
22.1	Issuer and Guarantors of Guaranteed Securities(2)
23.1	Consent of Ernst & Young LLP(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit Number	Description
101
The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements(2).

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

EXTRA SPACE STORAGE INC.
Date: February 28, 2022	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2022	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2022	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2022	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: February 28, 2022	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman of the Board

Date: February 28, 2022	By:	/s/ JOSEPH J. BONNER
Joseph J. Bonner Director

Date: February 28, 2022	By:	/s/ GARY CRITTENDEN
Gary Crittenden Director

Date: February 28, 2022	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 28, 2022	By:	/s/ DENNIS LETHAM
Dennis Letham Director

Date: February 28, 2022	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 28, 2022	By:	/s/ ROGER B. PORTER
Roger B. Porter Director

Date: February 28, 2022	By:	/s/ JULIA VANDER PLOEG
Julia Vander Ploeg Director