Form 10-Q
period 2022-03-31
Extra Space Storage Inc.
filed 2022-05-06
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 2, 2022, was 134,279,862.

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
•our reliance on information technologies, which are vulnerable to, among other things, attack from computer viruses and malware, hacking, cyberattacks and other unauthorized access or misuse, any of which could adversely affect our business and results;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate assets, net	$8,940,724	$8,834,649
Real estate assets - operating lease right-of-use assets	236,961	227,949
Investments in unconsolidated real estate entities	475,291	457,326
Investments in debt securities and notes receivable	694,107	719,187
Cash and cash equivalents	65,978	71,126
Restricted cash	6,688	5,068
Other assets, net	172,001	159,172
Total assets	$10,591,750	$10,474,477
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,293,563	$1,320,755
Unsecured term loans, net	1,742,459	1,741,926
Unsecured senior notes, net	2,756,644	2,360,066
Revolving lines of credit	220,000	535,000
Operating lease liabilities	242,842	233,356
Cash distributions in unconsolidated real estate ventures	64,506	63,582
Accounts payable and accrued expenses	136,856	142,285
Other liabilities	256,716	291,531
Total liabilities	6,713,586	6,688,501
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 134,251,076 and 133,922,305 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,343	1,339
Additional paid-in capital	3,329,608	3,285,948
Accumulated other comprehensive income (loss)	6,457	(42,546)
Accumulated deficit	(127,193)	(128,245)
Total Extra Space Storage Inc. stockholders' equity	3,210,215	3,116,496
Noncontrolling interest represented by Preferred Operating Partnership units, net	256,051	259,110
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	411,898	410,370
Total noncontrolling interests and equity	3,878,164	3,785,976
Total liabilities, noncontrolling interests and equity	$10,591,750	$10,474,477

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Property rental	$379,808	$303,593
Tenant reinsurance	43,797	39,619
Management fees and other income	19,957	15,645
Total revenues	443,562	358,857
Expenses:
Property operations	103,542	92,367
Tenant reinsurance	7,042	7,161
General and administrative	29,762	23,540
Depreciation and amortization	67,906	58,599
Total expenses	208,252	181,667
Gain on real estate transactions	—	63,883
Income from operations	235,310	241,073
Interest expense	(42,538)	(40,695)
Interest income	18,989	12,304
Income before equity in earnings and dividend income from unconsolidated real estate ventures and income tax expense	211,761	212,682
Equity in earnings and dividend income from unconsolidated real estate entities	9,097	6,956
Income tax expense	(3,141)	(4,137)
Net income	217,717	215,501
Net income allocated to Preferred Operating Partnership noncontrolling interests	(4,333)	(3,680)
Net income allocated to Operating Partnership and other noncontrolling interests	(9,805)	(8,823)
Net income attributable to common stockholders	$203,579	$202,998
Earnings per common share
Basic	$1.52	$1.54
Diluted	$1.51	$1.53
Weighted average number of shares
Basic	134,180,175	132,007,556
Diluted	141,581,862	139,676,548
Cash dividends paid per common share	$1.50	$1.00

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$217,717	$215,501
Other comprehensive income:
Change in fair value of interest rate swaps	51,649	23,013
Total comprehensive income	269,366	238,514
Less: comprehensive income attributable to noncontrolling interests	16,784	13,603
Comprehensive income attributable to common stockholders	$252,582	$224,911

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124
Issuance of common stock upon the exercise of options	—	—	—	56,722	—	4,254	—	—	4,254
Issuance of common stock in connection with share based compensation	—	—	—	89,793	—	3,652	—	—	3,652
Restricted stock grants cancelled	—	—	—	(2,499)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	2,185,685	22	273,698	—	—	273,720
Redemption of Operating Partnership units for stock	—	(193)	—	5,000	—	193	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	(50)	—	—	—	—	—	(50)
Net income (loss)	3,680	8,828	(5)	—	—	—	—	202,998	215,501
Other comprehensive income	144	956	—	—	—	—	21,913	—	23,013
Distributions to Operating Partnership units held by noncontrolling interests	(3,224)	(5,801)	—	—	—	—	—	—	(9,025)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(132,540)	(132,540)
Balances at March 31, 2021	$172,652	$219,682	$346	133,692,662	$1,336	$3,282,255	$(77,180)	$(284,442)	$3,314,649

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	142,784	—	4,542	—	—	4,542
Restricted stock grants cancelled	—	—	—	(779)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(829)	—	—	—	(1,843)	—	—	(2,672)
Redemption of Preferred B Units in the Operating Partnership for cash	(3,375)	—	—	—	—	—	—	—	(3,375)
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	4	40,961	—	—	40,965
Net income	4,333	9,805		—	—	—	—	203,579	217,717
Other comprehensive income	313	2,333	—	—	—	—	49,003	—	51,649
Distributions to Operating Partnership units held by noncontrolling interests	(4,330)	(9,781)	—	—	—	—	—	—	(14,111)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(202,527)	(202,527)
Balances at March 31, 2022	$256,051	$411,581	$317	134,251,076	$1,343	$3,329,608	$6,457	$(127,193)	$3,878,164

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$217,717	$215,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,906	58,599
Amortization of deferred financing costs	1,984	2,286
Non-cash lease expense	474	487
Compensation expense related to stock-based awards	4,542	3,652
Accrual of interest income added to principal of debt securities and notes receivable	(9,951)	(8,533)
Gain on real estate transactions	—	(63,883)
Distributions from unconsolidated real estate ventures in excess of earnings	2,795	1,863
Changes in operating assets and liabilities:
Other assets	(6,209)	(2,737)
Accounts payable and accrued expenses	(7,665)	(2,691)
Other liabilities	15,872	(664)
Net cash provided by operating activities	287,465	203,880
Cash flows from investing activities:
Acquisition of real estate assets	(195,805)	(161,752)
Development and redevelopment of real estate assets	(14,716)	(14,086)
Proceeds from sale of real estate assets and investments in real estate ventures	—	132,733
Investment in unconsolidated real estate entities	(4,321)	(250)
Return of investment in unconsolidated real estate ventures	342	31,169
Issuance and purchase of notes receivable	(134,408)	(25,772)
Principal payments received from notes receivable	195,803	—
Proceeds from sale of notes receivable	39,718	81,250
Purchase of equipment and fixtures	(7,985)	(697)
Net cash provided by (used in) investing activities	(121,372)	42,595
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	273,720
Proceeds from notes payable and revolving lines of credit	889,829	1,747,000
Principal payments on notes payable and revolving lines of credit	(1,230,924)	(2,193,409)
Proceeds from issuance of public bonds, net	400,000	—
Deferred financing costs	(5,842)	(1,689)
Net proceeds from exercise of stock options	—	4,254
Redemption of Operating Partnership units held by noncontrolling interests	(2,672)	—
Redemption of Preferred B Units for cash	(3,375)	—
Contributions from noncontrolling interests	—	—
Dividends paid on common stock	(202,527)	(132,540)
Distributions to noncontrolling interests	(14,110)	(9,025)
Net cash used in financing activities	(169,621)	(311,689)
Net decrease in cash, cash equivalents, and restricted cash	(3,528)	(65,214)
Cash, cash equivalents, and restricted cash, beginning of the period	76,194	128,009
Cash, cash equivalents, and restricted cash, end of the period	$72,666	$62,795

Supplemental schedule of cash flow information
Interest paid	$43,197	$44,887
Income taxes paid	703	1,047
Supplemental schedule of noncash investing and financing activities:

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	$(4,005)
Common stock and paid-in capital	—	4,005
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$1,440	$2,369
Operating lease liabilities	(1,440)	(2,369)
Acquisitions of real estate assets
Real estate assets, net	$40,492	$41,491
Value of Operating Partnership and Preferred Operating Partnership units issued	(40,965)	—
Investment in unconsolidated real estate ventures	747	—
Net liabilities assumed	(274)	—
Finance lease liability	—	(41,491)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$2,236	$1,723
Accounts payable and accrued expenses	(2,236)	(1,723)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$—	$(2,724)
Additional paid-in capital	—	2,724
Establishment of finance lease assets and lease liabilities
Real estate assets, net	$—	$40,993
Other liabilities	—	(40,993)
Investment in unconsolidated real estate ventures received on sale of stores to joint venture
Investment in unconsolidated real estate ventures	$—	$33,878
Real estate assets	—	(33,878)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2022, the Company had direct and indirect equity interests in 1,283 stores. In addition, the Company managed 847 stores for third parties, bringing the total number of stores which it owns and/or manages to 2,130. These stores are located in 41 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company also elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$13,981	$—
Other liabilities - Cash flow hedge swap agreements	$—	$2,189	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2022 or December 31, 2021.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of March 31, 2022, the Company had two operating stores classified as held for sale which are included in real estate assets, net.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$98,054	$101,900	$101,824	$101,900
Fixed rate notes receivable	$1,248	$1,251	$105,954	$104,251
Fixed rate debt	$4,780,095	$4,860,356	$4,643,072	$4,506,435

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
4.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	March 31, 2022	December 31, 2021
Land	$2,186,751	$2,151,319
Buildings, improvements and other intangibles	8,347,651	8,227,094
Right of use asset - finance lease	114,668	117,718
Intangible assets - tenant relationships	135,535	134,577
Intangible lease rights	12,443	12,443
	10,797,048	10,643,151
Less: accumulated depreciation and amortization	(1,929,716)	(1,867,750)
Net operating real estate assets	8,867,332	8,775,401
Real estate under development/redevelopment	73,392	59,248
Real estate assets, net	$8,940,724	$8,834,649
Real estate assets held for sale included in real estate assets, net	$23,742	$8,436
As of March 31, 2022, the Company had two stores classified as held for sale. The estimated fair value less selling costs of these assets is greater than the carrying value of the assets, and therefore no loss has been recorded related to these assets. Assets held for sale are included in the self-storage operations segment of the Company’s segment information.
5.    EARNINGS PER COMMON SHARE

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

In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator also is adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included. For the three months ended March 31, 2022 and 2021, there were no anti-dilutive options.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended March 31, 2022 and 2021 was $198.83 and $121.07, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	182,974	337,839
Series D Units	1,033,222	—
	1,216,196	337,839

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
Net income attributable to common stockholders	$203,579	$202,998
Earnings and dividends allocated to participating securities	(286)	(312)
Earnings for basic computations	203,293	202,686
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	11,693	11,894
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)
Net income for diluted computations	$214,414	$214,008

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	134,180,175	132,007,556
OP Units	6,520,781	5,800,729
Series A Units	875,480	875,480
Series D Units	—	969,374
Shares related to dilutive stock options	5,426	23,409
Average number of common shares outstanding - diluted	141,581,862	139,676,548
Earnings per common share
Basic	$1.52	$1.54
Diluted	$1.51	$1.53

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
6.    STORE ACQUISITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2022 and 2021. The table excludes purchases of raw land and improvements made to existing assets. All acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

		Consideration Paid				Total
Quarter	Number of Stores	Cash Paid	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of OP Units Issued	Real estate assets
Q1 2022	14	$185,910	$747	$274	$40,965	$227,896
Q1 2021	9	148,940	—	2,944	—	151,884

7.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	March 31,	December 31,
				2022	2021
PRISA Self Storage LLC	85	4%	4%	$8,746	$8,792
Storage Portfolio II JV LLC	36	10%	30%	(6,336)	(6,116)
Storage Portfolio IV JV LLC	29	10%	30%	44,156	40,174
Storage Portfolio I LLC	24	34%	49%	(40,447)	(40,168)
PR II EXR JV LLC	18	25%	25%	70,131	70,403
ESS-CA TIVS JV LP	16	55%	60%	32,582	32,288
VRS Self Storage, LLC	16	45%	54%	(14,619)	(14,269)
ESS-NYFL JV LP	11	16%	24%	11,746	11,796
Extra Space Northern Properties Six LLC	10	10%	35%	(3,104)	(3,029)
Alan Jathoo JV LLC	9	10%	10%	7,556	7,621
ESS Bristol Investments LLC	8	10%	30%	2,204	2,628
PR EXR Self Storage, LLC	5	25%	40%	59,172	59,393
Storage Portfolio III JV LLC	5	10%	30%	5,562	5,596

Other minority owned stores	16	20-50%	20-50%	33,436	18,635
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	288			$410,785	$393,744
(1) Includes pro-rata equity ownership share and maximum potential promoted interest.
(2) The Company invested in shares of convertible preferred stock of SmartStop. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.
During the three months ended March 31, 2022, the Company contributed a total of $4,321 of cash to its joint ventures, including its pro-rata portion of the purchase price of two operating stores.
8.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	March 31, 2022	December 31, 2021
Debt securities - NexPoint Series A Preferred Stock	$200,000	$200,000
Debt securities - NexPoint Series B Preferred Stock	100,000	100,000
Notes Receivable-Bridge Loans	348,185	279,042
Notes Receivable-Senior Mezzanine Loan, net	—	102,079
Dividends Receivable	45,922	38,066
	$694,107	$719,187

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

In July 2020, the Company purchased a senior mezzanine note receivable with a principal amount of $103,000. This note receivable bore interest at 5.5%, matured in December 2023 and was collateralized through an equity interest in which it or its subsidiaries wholly own 62 storage facilities. The Company paid cash of $101,142 for the loan receivable and accounted for the discount at amortized cost. The discount was being amortized over the term of the loan receivable. In February 2022, a junior mezzanine lender exercised its right to buy the Company’s position for the full principal balance plus interest due, as a result of which the Company sold this note for a total of $103,315 in cash. The remaining unamortized discount was recognized in the quarter as interest income.

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables. During the three months ended March 31, 2022 the Company sold a total principal amount of $39,718 of its mortgage bridge loans receivable to third parties for a total of $39,718 in cash and closed on $134,408 in new mortgage bridge loans.
9.    DEBT
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
In March 2022, the Operating Partnership executed a public bond issuance by selling $400.0 million principal amount of 3.900% Senior Notes due 2029 (the "Notes Due 2029"). Interest on the Notes Due 2029 is paid semi-annually in arrears on April 1 and October 1 of each year. The Notes Due 2029 will mature on April 1, 2029, and the Operating Partnership may redeem the Notes Due 2029 at its option and sole discretion at any time prior to April 1, 2029 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest.
The Operating Partner may redeem the Notes Due 2029, the Notes Due 2031 and/or the Notes Due 2032 in whole at any time or in part from time to time, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) a make-whole premium calculated in accordance with the indenture governing the notes, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. Notwithstanding the foregoing, on or after the date three months prior to the maturity date of the applicable notes, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.
Certain events are considered events of default, which may result in the accelerated maturity of the Notes Due 2029, the Notes Due 2031 and/or the Notes Due 2032, including, among other things, a default for 30 days in the payment of any

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
installment of interest under the notes or a default in the payment of the principal amount or redemption price due with respect to the notes, when the same become due and payable.
The Notes Due 2029, the Notes Due 2031 and the Notes Due 2032 are unsecured, and are fully and unconditionally guaranteed by the Company, ESS Holdings Business Trust I, and ESS Holdings Business Trust II (the "Guarantors," and together with the Operating Partnership, the "Obligated Group"), on a joint and several basis. The guarantee of the Notes Due 2031 and the Notes Due 2032 will be a senior unsecured obligation of each Guarantor. The Guarantors have no material operations separate from the operation of the Operating Partnership and no material assets, other than their respective investments directly or indirectly in the Operating Partnership, and therefore the assets, liabilities, and results of operations of the Obligated Group are not materially different than those reported in the Company's financial statements.
The components of term debt are summarized as follows:

Term Debt	March 31, 2022	December 31, 2021	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$929,980	$930,830	2.46% - 4.50%		October 2022 - February 2030
Secured variable-rate (1)	368,038	392,679		1.29% - 1.95%	October 2022 - September 2030
Unsecured fixed-rate	3,930,376	3,575,000	1.40% - 4.39%		February 2024 - March 2032
Unsecured variable-rate	594,624	550,000		1.40%	February 2024 - October 2026
Total	5,823,018	5,448,509
Less: Unamortized debt issuance costs	(30,352)	(25,762)
Total	$5,792,666	$5,422,747

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rate is 30-day USD LIBOR, 30-day SOFR look-forward and SOFR.

At March 31, 2022, the terms of the Second Amended and Restated Credit Agreement dated June 22, 2021 (the "Credit Agreement") are as follows:

	Debt Capacity	Maturity Date
Revolving Credit Facility	$1,250,000	June 2025
Tranche 1 Term Loan Facility (1)	400,000	January 2027
Tranche 2 Term Loan Facility (1)	425,000	October 2026
Tranche 3 Term Loan Facility (1)	245,000	January 2025
Tranche 4 Term Loan Facility (1)	255,000	June 2026
Tranche 5 Term Loan Facility (1)	425,000	February 2024
	$3,000,000
(1) The term loan amounts have been fully drawn as of March 31, 2022.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of March 31, 2022, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the Eurodollar rate plus 1.00%. Per the Credit Agreement, the applicable Eurodollar rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the Eurodollar rate margin ranging from 0.7% to 1.6% per annum and the applicable base rate margin ranging from 0.00% to 0.60% per annum.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of March 31, 2022, the Company was in compliance with all of its financial covenants.
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at March 31, 2022:

2022	$232,486
2023	467,316
2024	425,000
2025	399,531
2026	803,537
Thereafter	3,495,148
$5,823,018
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of March 31, 2022
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$—	$140,000	1.9%	7/1/2023	LIBOR plus 1.45%
Credit Line 2 (3)(4)	220,000	1,250,000	1.3%	6/20/2025	LIBOR plus 0.85%
	$220,000	$1,390,000
(1) 30-day USD LIBOR
(2) Secured by mortgages on certain real estate assets. No remaining extensions available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of March 31, 2022. Rate is subject to change based on the Company's investment grade rating.

10.    DERIVATIVES

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $5,472 will be reclassified as an increase to interest expense.

The Company held 19 derivative financial instruments which had a total combined notional amount of $1,934,369 as of March 31, 2022.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	March 31, 2022	December 31, 2021
Other assets	$13,981	$271
Other liabilities	$2,189	$39,569

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended March 31,
Type	2022	2021		2022	2021
Swap Agreements	$42,741	$14,176	Interest expense	$(8,912)	$(8,845)

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

As of March 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,743. As of March 31, 2022, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2022, it could have been required to cash settle its obligations under the agreements at their termination value of $1,743, including accrued interest.
11.    STOCKHOLDERS’ EQUITY

On January 7, 2022, the Company issued 186,766 shares of its common stock to acquire two stores for $40,965.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
On August 9, 2021, the Company filed its $800,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with ten sales agents. No shares have been sold under the current "at the market" equity program. From January 1, 2021, through August 8, 2021, the Company sold 585,685 shares of common stock under its prior "at the market" equity program resulting in net proceeds of $66,617.

On March 23, 2021, the Company sold 1,600,000 shares of its common stock in a registered offering structured as a bought deal at a price of $129.13 per share resulting in net proceeds of $206,572.

On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. No shares have been repurchased under the current program.
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

At March 31, 2022 and December 31, 2021, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of March 31, 2022 and December 31, 2021, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	March 31, 2022	December 31, 2021
Series A Units	$15,922	$15,606
Series B Units	34,693	38,068
Series D Units	205,436	205,436
	$256,051	$259,110

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

The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $34,693 which represents 1,387,727 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

On February 15, 2022, 135,000 Series B Units were redeemed for $3,375 in cash.

Series C Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

As of March 31, 2022 and December 31, 2021, there were no outstanding Series C Units.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $205,435, which represents 8,217,422 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
The Series D Units have been issued at various times from 2014 to 2021. During the year ended December 31, 2021, the Operating Partnership issued a total of 3,522,937 Series D units valued at $88,073.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
13.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.0% ownership interest in the Operating Partnership as of March 31, 2022. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.0% are held by certain former owners of assets acquired by the Operating Partnership. As of March 31, 2022 and December 31, 2021, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2022, the ten-day average closing price of the Company's common stock was $199.65 and there were 6,515,408 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2022 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,300,801 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
OP Units redeemed for common stock	—	5,000
OP Units redeemed for cash	13,028	—
Cash paid for OP Units redeemed	$2,672	$—

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in one consolidated joint ventures as of March 31, 2022. This joint venture owns one property that is under development in Florida. The voting interests of the third-party owners are 10.0%.
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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Self-Storage Operations	$379,808	$303,593
Tenant Reinsurance	43,797	39,619
Total segment revenues	$423,605	$343,212

Operating expenses:
Self-Storage Operations	$103,542	$92,367
Tenant Reinsurance	7,042	7,161
Total segment operating expenses	$110,584	$99,528

Net operating income:
Self-Storage Operations	$276,266	$211,226
Tenant Reinsurance	36,755	32,458
Total segment net operating income:	$313,021	$243,684

Other components of net income:
Management fees and other income	$19,957	$15,645
General and administrative expense	(29,762)	(23,540)
Depreciation and amortization expense	(67,906)	(58,599)
Gain on real estate transactions	—	63,883
Interest expense	(42,538)	(40,695)
Interest income	18,989	12,304
Equity in earnings and dividend income from unconsolidated real estate entities	9,097	6,956
Income tax expense	(3,141)	(4,137)
Net income	$217,717	$215,501

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
15.    COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of March 31, 2022, the Company was under agreement to acquire 18 stores at a total purchase price of $266,595. Twelve stores are scheduled to close in 2022 and six stores are scheduled to close in 2023. Additionally, the Company is under agreement to acquire four stores with joint venture partners, for a total investment of $13,010. Three stores are scheduled to close in 2022 and one store is scheduled to close in 2023.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2021. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2021 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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
COVID-19 UPDATE

The United States and other countries around the world continue to be impacted by the COVID-19 pandemic, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions have taken various actions in an effort to slow the spread of COVID-19, including issuance of varying forms of states of emergency orders. In response to these evolving orders and the COVID-19 pandemic, we have implemented a wide range of practices to protect and support our employees and customers. Such measures include instituting “work from home” measures at our corporate offices and call center, instituting a contactless rental process that allows our on-site employees to continue to rent storage units without physical interaction, and providing personal protective equipment to on-site employees providing essential functions so that hygiene and “social distancing” standards can be effectively managed and applied. Although many governmental restrictions have lifted and certain work practices return to normal, our customers may continue to be impacted by the COVID-19 pandemic and related governmental responses, including through unemployment, which may impact their ability to pay rent or renew their leases. However, given the uncertainty resulting from the pandemic, our business may be impacted by the COVID-19 pandemic including additional governmental restrictions.

PROPERTIES

As of March 31, 2022, we owned or had ownership interests in 1,283 operating stores. Of these stores, 995 are wholly-owned, none of which are in consolidated joint ventures, and 288 are in unconsolidated joint ventures. In addition, we managed an additional 847 stores for third parties bringing the total number of stores which we own and/or manage to 2,130. These stores are located in 41 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of March 31, 2022, approximately 1,265,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2022, the average length of stay was approximately 14.9 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $20.04 for the three months ended March 31, 2022, compared to $16.21 for the three months ended March 31, 2021. Average annual rent per square foot for new leases was $19.68 for the three months ended March 31, 2022, compared to $16.54 for the three months ended March 31, 2021. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 2.9% and 2.9%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	March 31, 2022
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	594,384	1	75,711	6	393,202	15	1,063,297
Arizona	23	1,624,381	9	673,854	21	1,797,997	53	4,096,232
California	175	13,438,621	49	3,594,254	82	7,696,360	306	24,729,235
Colorado	17	1,150,241	3	270,604	25	1,791,449	45	3,212,294
Connecticut	6	469,426	7	575,774	8	553,888	21	1,599,088
Delaware	—	—	1	76,645	2	138,474	3	215,119
Florida	110	8,389,054	37	3,057,198	111	8,840,510	258	20,286,762
Georgia	67	5,173,562	14	1,143,974	23	1,761,986	104	8,079,522
Hawaii	13	863,968	—	—	3	159,393	16	1,023,361
Idaho	—	—	—	—	3	182,604	3	182,604
Illinois	38	2,888,984	10	741,733	31	2,192,133	79	5,822,850
Indiana	14	923,749	1	58,291	16	1,095,214	31	2,077,254
Kansas	1	50,209	2	108,920	6	466,374	9	625,503
Kentucky	10	827,900	1	51,569	9	754,134	20	1,633,603
Louisiana	5	387,234	—	—	9	656,126	14	1,043,360
Maine	—	—	—	—	8	576,086	8	576,086
Maryland	34	2,848,067	7	552,898	39	2,801,287	80	6,202,252
Massachusetts	46	2,970,522	10	640,970	27	1,734,690	83	5,346,182
Michigan	8	641,490	4	302,526	6	459,823	18	1,403,839
Minnesota	7	584,859	4	305,376	15	1,130,324	26	2,020,559
Mississippi	3	233,645	—	—	—	—	3	233,645
Missouri	4	260,700	2	119,275	15	1,131,941	21	1,511,916
Nebraska	—	—	—	—	3	278,191	3	278,191
Nevada	14	1,038,492	4	474,231	7	743,439	25	2,256,162
New Hampshire	2	134,564	2	84,165	5	359,388	9	578,117
New Jersey	62	4,927,802	16	1,144,467	34	2,655,238	112	8,727,507
New Mexico	11	700,007	10	683,870	12	901,849	33	2,285,726
New York	28	2,042,622	18	1,503,778	36	2,212,373	82	5,758,773
North Carolina	23	1,732,706	5	401,432	17	1,298,304	45	3,432,442
Ohio	16	1,242,902	5	325,163	8	614,157	29	2,182,222
Oklahoma	—	—	—	—	18	1,457,486	18	1,457,486
Oregon	8	548,408	1	65,245	10	738,238	19	1,351,891
Pennsylvania	22	1,603,390	9	679,824	34	2,471,474	65	4,754,688
Rhode Island	2	134,802	—	—	5	422,173	7	556,975
South Carolina	23	1,713,672	11	709,744	24	2,078,681	58	4,502,097
Tennessee	22	1,849,138	12	810,696	8	564,284	42	3,224,118
Texas	102	8,371,945	23	1,843,882	78	6,769,854	203	16,985,681
Utah	10	697,407	—	—	23	1,841,885	33	2,539,292
Virginia	51	4,128,223	9	702,941	31	2,222,081	91	7,053,245
Washington	9	683,913	—	—	14	1,083,540	23	1,767,453
Washington, DC	1	100,039	1	103,707	6	539,501	8	743,247
Wisconsin	—	—	—	—	9	730,742	9	730,742
Totals	995	75,971,028	288	21,882,717	847	66,296,873	2,130	164,150,618

(1)    Includes zero consolidated joint venture stores.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021

Overview
Results for the three months ended March 31, 2022 included the operations of 1,283 stores (995 wholly-owned, none in consolidated joint ventures, and 288 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2021, which included the operations of 1,206 stores (937 wholly-owned, six in consolidated joint ventures, and 263 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues:
Property rental	$379,808	$303,593	$76,215	25.1%
Tenant reinsurance	43,797	39,619	4,178	10.5%
Management fees and other income	19,957	15,645	4,312	27.6%
Total revenues	$443,562	$358,857	$84,705	23.6%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2022 was primarily the result of an increase of $62,695 at our stabilized stores related to higher average rates to new and existing customers. Property rental revenue also increased by $18,897 associated with acquisitions completed in 2022 and 2021. We acquired 14 wholly-owned stores during the three months ended March 31, 2022 and a total of 74 stores during the year ended December 31, 2021. Property rental revenue also increased by $1,245 during the three months ended March 31, 2022 as a result of increase in occupancy at our lease-up stores. These increases were offset by approximately $6,622 related to the sale of 16 stores into a new joint venture and 16 stores to a third party during 2021.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 2,130 stores at March 31, 2022 compared to 1,969 stores at March 31, 2021.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three months ended March 31, 2022 was primarily due to an increase in the number of stores managed and other transaction fee income. As of March 31, 2022, we managed 1,135 stores for joint ventures and third parties, compared to 1,032 stores as of March 31, 2021.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Expenses:
Property operations	$103,542	$92,367	$11,175	12.1%
Tenant reinsurance	7,042	7,161	(119)	(1.7)%
General and administrative	29,762	23,540	6,222	26.4%
Depreciation and amortization	67,906	58,599	9,307	15.9%
Total expenses	$208,252	$181,667	$26,585	14.6%

Property Operations—The increase in property operations expense during the three months ended March 31, 2022 consists primarily of an increase of $7,053 related to acquisitions completed in 2022 and 2021. We acquired 14 wholly-owned stores during the three months ended March 31, 2022 and a total of 74 stores during the year ended December 31, 2021. There was also an increase of $5,912 at stabilized stores, which was partially offset by a decrease in expense of $2,101 related to property sales.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. We operated 2,130 stores at March 31, 2022 compared to 1,969 stores at March 31, 2021. Tenant reinsurance expense decreased due to lower loss control and acquisition expenses.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. Payroll has continued to increase as we have seen wages nationwide grow faster than inflation. We did not observe any material trends in specific travel or other expenses apart from the increase due to the management of additional stores.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 14 wholly-owned stores during the three months ended March 31, 2022 and a total of 74 stores during the year ended December 31, 2021.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Gain on real estate transactions	$—	$63,883	$(63,883)	—%
Interest expense	(42,538)	(40,695)	(1,843)	4.5%
Interest income	18,989	12,304	6,685	54.3%
Equity in earnings and dividend income from unconsolidated real estate entities	9,097	6,956	2,141	30.8%
Income tax expense	(3,141)	(4,137)	996	(24.1)%
Total other revenues & expenses, net	$(17,593)	$38,311	$(55,904)	(145.9)%

Gain on Real Estate Transactions— During the three months ended March 31, 2021, we sold 16 stores to a newly established unconsolidated joint venture. We recognized a total gain of $64,424 related to this transaction. This gain was partially offset by losses related to the sale of notes receivable and solar assets.

Interest Expense—The increase in interest expense during the three months ended March 31, 2022 was primarily the result of a higher weighted average interest rate and debt balance compared to the same period in the prior year.

Interest Income—Interest income represents interest earned on bridge loans, notes receivable and debt securities and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three months ended March 31, 2022 was primarily the result of interest earned on these loans as well as interest earned from the repayment of the senior mezzanine note receivable with a principal and interest amount of $103,315, which was purchased in July 2020 and includes the recording and the remaining balance of unamortized discount into interest income.

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

Income Tax Expense—For the three months ended March 31, 2022, the decrease in income tax expense was primarily the result of a larger estimated solar tax credit for 2022 when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Net income attributable to common stockholders	$203,579	$202,998

Adjustments:
Real estate depreciation	62,692	55,815
Amortization of intangibles	2,766	693
Gain on real estate transactions	—	(63,883)
Unconsolidated joint venture real estate depreciation and amortization	3,853	2,505
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)
Income allocated to Operating Partnership noncontrolling interests	14,138	12,503
Funds from operations attributable to common stockholders and unit holders	$286,456	$210,059

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 870 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2022	2021	Change
Same-store rental revenues	$341,888	$280,990	21.7%
Same-store operating expenses	84,857	79,480	6.8%
Same-store net operating income	$257,031	$201,510	27.6%
Same-store square foot occupancy as of quarter end	94.5%	95.3%
Properties included in same-store	870	870

Same-store revenues for the three months ended March 31, 2022 increased compared to the same periods in 2021 due to higher average rates to new and existing customers and higher late fees partially offset by lower occupancy.
Same-store expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 due to increases in payroll, credit card processing fees, repairs and maintenance (snow removal) and insurance, partially offset by lower marketing expense.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Net Income	$217,717	$215,501
Adjusted to exclude:
Gain on real estate transactions	—	(63,883)
Equity in earnings and dividend income from unconsolidated real estate entities	(9,097)	(6,956)
Interest expense	42,538	40,695
Depreciation and amortization	67,906	58,599
Income tax expense	3,141	4,137
General and administrative	29,762	23,540
Management fees, other income and interest income	(38,946)	(27,949)
Net tenant insurance	(36,755)	(32,458)
Non same-store rental revenue	(37,920)	(22,603)
Non same-store operating expense	18,685	12,887
Total same-store net operating income	$257,031	$201,510

Same-store rental revenues	$341,888	$280,990
Same-store operating expenses	84,857	79,480
Same-store net operating income	$257,031	$201,510

CASH FLOWS

Cash flows from operating activities for the three months ended March 31, 2022 increased when compared to the same period in the prior year as a result of our continued total revenue growth. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$287,465	$203,880
Net cash provided by (used in) investing activities	(121,372)	42,595
Net cash used in financing activities	(169,621)	(311,689)

Significant components of net cash flow included:
Net income	$217,717	$215,501
Depreciation and amortization	67,906	58,599
Gain on real estate transactions	—	(63,883)
Acquisition and development of real estate assets	(210,521)	(175,838)
Proceeds from sale of real estate assets and investments in real estate ventures	—	132,733
Issuance and purchase of notes receivable	(134,408)	(25,772)
Proceeds from sale of notes receivable	39,718	81,250
Principal payments received from notes receivable	195,803	—
Proceeds from the sale of common stock, net of offering costs	—	273,720
Proceeds from notes payable and revolving lines of credit	889,829	1,747,000
Principal payments on notes payable and revolving lines of credit	(1,230,924)	(2,193,409)
Proceeds from issuance of public bonds, net	400,000	—
Dividends paid on common stock	(202,527)	(132,540)

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

We expect to generate positive cash flow from operations in 2022, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2022, we had $65,978 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2022 and 2021, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of March 31, 2022, we had $6,043,018 face value of debt, resulting in a debt to total enterprise value ratio of 17.1%. As of March 31, 2022, the ratio of total fixed-rate debt and other instruments to total debt was 80.4% ($4,860,356 total fixed-rate debt including $1,936,424 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2022 was 2.8%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2022.

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

We currently hold a BBB/Stable rating from S&P and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of March 31, 2022, we had a total of 766 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $14,390,115 and our total asset value was calculated as $19,160,844 according to the calculations as defined by our public bonds.

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
As of March 31, 2022, we had approximately $6.0 billion in total face value of debt, of which approximately $1.2 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $11.8 million annually.
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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2022, we issued a total of 186,766 shares of common stock in connection with the acquisition of two stores. The shares of common stock were valued at a total of $40,965. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. We registered for resale the shares issued in connection with such acquisition on April 7, 2022..

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

4.4    Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of the Notes and the Guarantee (incorporated by references to the Current report on Form 8-K filed March 31, 2022).

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
101     The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104    Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 6, 2022	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)