Form 10-Q
period 2022-06-30
Extra Space Storage Inc.
filed 2022-08-05
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 1, 2022, was 133,912,036.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate assets, net	$9,135,464	$8,834,649
Real estate assets - operating lease right-of-use assets	232,045	227,949
Investments in unconsolidated real estate entities	544,771	457,326
Investments in debt securities and notes receivable	702,354	719,187
Cash and cash equivalents	58,729	71,126
Restricted cash	11,437	5,068
Other assets, net	353,967	159,172
Total assets	$11,038,767	$10,474,477
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,288,487	$1,320,755
Unsecured term loans, net	1,742,995	1,741,926
Unsecured senior notes, net	2,757,158	2,360,066
Revolving lines of credit	599,000	535,000
Operating lease liabilities	238,392	233,356
Cash distributions in unconsolidated real estate ventures	65,377	63,582
Accounts payable and accrued expenses	171,918	142,285
Other liabilities	282,200	291,531
Total liabilities	7,145,527	6,688,501
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 133,900,184 and 133,922,305 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,339	1,339
Additional paid-in capital	3,334,317	3,285,948
Accumulated other comprehensive income (loss)	25,555	(42,546)
Accumulated deficit	(159,091)	(128,245)
Total Extra Space Storage Inc. stockholders' equity	3,202,120	3,116,496
Noncontrolling interest represented by Preferred Operating Partnership units, net	261,231	259,110
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	429,889	410,370
Total noncontrolling interests and equity	3,893,240	3,785,976
Total liabilities, noncontrolling interests and equity	$11,038,767	$10,474,477

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Property rental	$408,044	$321,500	$787,852	$625,093
Tenant reinsurance	46,427	42,334	90,224	81,953
Management fees and other income	20,517	14,796	40,474	30,441
Total revenues	474,988	378,630	918,550	737,487
Expenses:
Property operations	104,252	89,155	207,794	181,522
Tenant reinsurance	7,537	6,735	14,579	13,896
Transaction related costs	1,465	—	1,465	—
General and administrative	31,251	26,341	61,013	49,881
Depreciation and amortization	69,067	59,570	136,973	118,169
Total expenses	213,572	181,801	421,824	363,468
Gain on real estate transactions	14,249	—	14,249	63,883
Income from operations	275,665	196,829	510,975	437,902
Interest expense	(47,466)	(40,240)	(90,004)	(80,935)
Interest income	15,060	12,838	34,049	25,142
Income before equity in earnings and dividend income from unconsolidated real estate ventures and income tax expense	243,259	169,427	455,020	382,109
Equity in earnings and dividend income from unconsolidated real estate entities	10,190	8,322	19,287	15,278
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	6,251	—	6,251
Income tax expense	(5,615)	(5,421)	(8,756)	(9,558)
Net income	247,834	178,579	465,551	394,080
Net income allocated to Preferred Operating Partnership noncontrolling interests	(4,491)	(3,438)	(8,824)	(7,118)
Net income allocated to Operating Partnership and other noncontrolling interests	(11,213)	(7,193)	(21,018)	(16,016)
Net income attributable to common stockholders	$232,130	$167,948	$435,709	$370,946
Earnings per common share
Basic	$1.73	$1.25	$3.24	$2.79
Diluted	$1.73	$1.25	$3.24	$2.79
Weighted average number of shares
Basic	134,192,540	133,756,610	134,186,426	132,886,933
Diluted	142,737,909	140,407,195	141,600,206	140,428,558
Cash dividends paid per common share	$1.50	$1.00	$3.00	$2.00

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$247,834	$178,579	$465,551	$394,080
Other comprehensive income:
Change in fair value of interest rate swaps	20,113	5,617	71,762	28,630
Total comprehensive income	267,947	184,196	537,313	422,710
Less: comprehensive income attributable to noncontrolling interests	16,719	10,898	33,503	24,501
Comprehensive income attributable to common stockholders	$251,228	$173,298	$503,810	$398,209

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124
Issuance of common stock upon the exercise of options	—	—	—	56,722	—	4,254	—	—	4,254
Issuance of common stock in connection with share based compensation	—	—	—	89,793	—	3,652	—	—	3,652
Restricted stock grants cancelled	—	—	—	(2,499)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	2,185,685	22	273,698	—	—	273,720
Redemption of Operating Partnership units for stock	—	(193)	—	5,000	—	193	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	(50)	—	—	—	—	—	(50)
Net income (loss)	3,680	8,828	(5)	—	—	—	—	202,998	215,501
Other comprehensive income	144	956	—	—	—	—	21,913	—	23,013
Distributions to Operating Partnership units held by noncontrolling interests	(3,224)	(5,801)	—	—	—	—	—	—	(9,025)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(132,540)	(132,540)
Balances at March 31, 2021	$172,652	$219,682	$346	133,692,662	$1,336	$3,282,255	$(77,180)	$(284,442)	$3,314,649
Issuance of common stock upon the exercise of options	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with share based compensation	—	—	—	44,990	—	4,983	—	—	4,983
Restricted stock grants cancelled	—	—	—	(4,972)	—	—	—	—	—
Offering costs associated with previous stock issuance	—	—	—	—	—	(211)	—	—	(211)
Redemption of Operating Partnership units for stock	—	(2,185)	—	58,429	1	2,184	—	—	—
Redemption of Operating Partnership units for cash	—	(113)	—	—	—	(359)	—	—	(472)
Repayment of receivable with Operating Partnership units pledged as collateral	—	411	—	—	—	—	—	—	411
Noncontrolling interest in consolidated joint venture	—	—	150	—	—	—	—	—	150
Net income	3,438	7,190	3	—	—	—	—	167,948	178,579
Other comprehensive income	35	232	—	—	—	—	5,350	—	5,617
Distributions to Operating Partnership units held by noncontrolling interests	(3,223)	(5,751)	—	—	—	—	—	—	(8,974)
Dividends paid on common stock at $1.00 per share	—	—	—	—	—	—	—	(133,777)	(133,777)
Balances at June 30, 2021	$172,902	$219,466	$499	133,791,109	$1,337	$3,288,852	$(71,830)	$(250,271)	$3,360,955

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	142,784	—	4,542	—	—	4,542
Restricted stock grants cancelled	—	—	—	(779)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(829)	—	—	—	(1,843)	—	—	(2,672)
Redemption of Preferred B Units in the Operating Partnership for cash	(3,375)	—	—	—	—	—	—	—	(3,375)
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	4	40,961	—	—	40,965
Net income	4,333	9,805		—	—	—	—	203,579	217,717
Other comprehensive income	313	2,333	—	—	—	—	49,003	—	51,649
Distributions to Operating Partnership units held by noncontrolling interests	(4,330)	(9,781)	—	—	—	—	—	—	(14,111)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(202,527)	(202,527)
Balances at March 31, 2022	$256,051	$411,581	$317	134,251,076	$1,343	$3,329,608	$6,457	$(127,193)	$3,878,164
Issuance of common stock in connection with share based compensation	—	—	—	38,016	—	5,245	—	—	5,245
Restricted stock grants cancelled	—	—	—	(7,122)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(296)	—	—	—	(536)	—	—	(832)
Redemption of Preferred B Units in the Operating Partnership for cash	(1,125)	—	—	—	—	—	—	—	(1,125)
Issuance of Operating Partnership units in conjunction with business combinations	—	16,000	—	—	—	—	—	—	16,000
Issuance of Preferred D units in the Operating Partnership in conjunction with business combinations	6,000	—	—	—	—	—	—	—	6,000
Buyback of common stock, net of offering costs	—	—	—	(381,786)	(4)	—	—	(63,004)	(63,008)
Net income	4,491	11,213		—	—	—	—	232,130	247,834
Other comprehensive income	120	895	—	—	—	—	19,098	—	20,113
Distributions to Operating Partnership units held by noncontrolling interests	(4,306)	(9,821)	—	—	—	—	—	—	(14,127)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(201,024)	(201,024)
Balances at June 30, 2022	$261,231	$429,572	$317	133,900,184	$1,339	$3,334,317	$25,555	$(159,091)	$3,893,240

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$465,551	$394,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,973	118,169
Amortization of deferred financing costs	3,933	4,869
Non-cash lease expense	939	945
Compensation expense related to stock-based awards	9,787	8,635
Accrual of interest income added to principal of debt securities and notes receivable	(19,235)	(17,312)
Gain on real estate transactions	(14,249)	(63,883)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	(6,251)
Distributions from unconsolidated real estate ventures in excess of earnings	6,204	3,026
Changes in operating assets and liabilities:
Other assets	15,789	5,519
Accounts payable and accrued expenses	28,646	19,063
Other liabilities	6,049	(3,172)
Net cash provided by operating activities	640,387	463,688
Cash flows from investing activities:
Acquisition of real estate assets	(438,287)	(375,209)
Cash paid for business combination	(157,301)	—
Development and redevelopment of real estate assets	(29,256)	(25,782)
Proceeds from sale of real estate assets and investments in real estate ventures	39,367	194,205
Investment in unconsolidated real estate entities	(76,339)	(7,174)
Return of investment in unconsolidated real estate ventures	342	31,534
Issuance and purchase of notes receivable	(204,930)	(68,523)
Principal payments received from notes receivable	223,773	20,426
Proceeds from sale of notes receivable	82,115	87,298
Purchase of equipment and fixtures	(9,512)	(2,077)
Net cash used in investing activities	(570,028)	(145,302)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	273,509
Proceeds from notes payable and revolving lines of credit	1,948,657	2,372,000
Principal payments on notes payable and revolving lines of credit	(1,915,531)	(3,193,025)
Proceeds from issuance of public bonds, net	400,000	446,396
Deferred financing costs	(6,713)	(5,403)
Net proceeds from exercise of stock options	—	4,254
Repurchase of common stock	(63,008)	—
Redemption of Operating Partnership units held by noncontrolling interests	(3,504)	(472)
Redemption of Preferred B Units for cash	(4,500)	—
Proceeds from principal payments on note receivable collateralized by OP Units	—	411
Dividends paid on common stock	(403,551)	(266,317)
Distributions to noncontrolling interests	(28,237)	(17,999)
Net cash used in financing activities	(76,387)	(386,646)
Net decrease in cash, cash equivalents, and restricted cash	(6,028)	(68,260)
Cash, cash equivalents, and restricted cash, beginning of the period	76,194	128,009
Cash, cash equivalents, and restricted cash, end of the period	$70,166	$59,749

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Supplemental schedule of cash flow information
Interest paid	$82,381	$76,289
Income taxes paid	9,116	16,749
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	$(2,378)
Common stock and paid-in capital	—	2,378
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$1,689	$2,493
Operating lease liabilities	(1,689)	(2,493)
Acquisitions of real estate assets
Real estate assets, net	$48,535	$43,666
Value of equity issued	(40,965)	—
Investment in unconsolidated real estate ventures	(747)	(2,673)
Finance lease liability	(6,823)	(40,993)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$987	$1,016
Accounts payable and accrued expenses	(987)	(1,016)
Issuance of OP and Preferred OP units in conjunction with business combinations
Preferred OP Units issued	$(6,000)	$—
OP Units Issued	(16,000)	—
Investment in unconsolidated real estate ventures received on sale of stores to joint venture
Investment in unconsolidated real estate ventures	$—	$33,878
Real estate assets	—	(33,878)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2022, the Company had direct and indirect equity interests in 1,313 stores. In addition, the Company managed 864 stores for third parties, bringing the total number of stores which it owns and/or manages to 2,177. These stores are located in 41 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company also elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. The Company has begun transitioning debt over to SOFR as part of the reference rate reform.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$31,336	$—
Other liabilities - Cash flow hedge swap agreements	$—	$—	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2022 or December 31, 2021.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of June 30, 2022, the Company had no operating stores classified as held for sale which are included in real estate assets, net.

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

In connection with the Company’s acquisition of stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their relative fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Any debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are capitalized as part of the purchase price. For acquisitions that meet the definition of a business, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Acquisition-related expenses arising from the transaction are expensed as incurred. The Company includes the results of operations of the businesses that it acquires beginning on the acquisition date.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$97,212	$101,900	$101,824	$101,900
Fixed rate notes receivable	$4,265	$4,298	$105,954	$104,251
Fixed rate debt	$4,516,854	$4,799,288	$4,643,072	$4,506,435

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
4.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	June 30, 2022	December 31, 2021
Land	$2,223,174	$2,151,319
Buildings, improvements and other intangibles	8,560,995	8,227,094
Right of use asset - finance lease	136,209	117,718
Intangible assets - tenant relationships	138,994	134,577
Intangible lease rights	12,943	12,443
	11,072,315	10,643,151
Less: accumulated depreciation and amortization	(1,992,922)	(1,867,750)
Net operating real estate assets	9,079,393	8,775,401
Real estate under development/redevelopment	56,071	59,248
Real estate assets, net	$9,135,464	$8,834,649
Real estate assets held for sale included in real estate assets, net	$—	$8,436
As of June 30, 2022, the Company had no assets classified as held for sale.

5.     OTHER ASSETS
The components of other assets are summarized as follows:

	June 30, 2022	December 31, 2021
Equipment and fixtures, net	$34,782	$29,060
Deferred line of credit financing costs, net	6,699	7,408
Prepaid expenses and deposits	36,356	39,384
Receivables, net	73,983	83,050
Goodwill	170,811	—
Fair value of interest rate swaps	31,336	270
	$353,967	$159,172
We evaluate goodwill for impairment annually in the fourth quarter and whenever events, circumstances, and other related factors indicate that fair value of the related reporting unit may be less than the carrying value. If we determine that the fair value of the reporting unit exceeds the aggregate carrying amount, no impairment charge is recorded. Otherwise, we record an impairment charge to the extent the carrying amount of the goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value.

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

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended June 30, 2022 and 2021 was $185.25 and $149.81, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	183,807	273,027	183,342	301,483
Series D Units	—	783,406	1,074,933	—
	183,807	1,056,433	1,258,275	301,483

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$232,130	$167,948	$435,709	$370,946
Earnings and dividends allocated to participating securities	(313)	(232)	(601)	(541)
Earnings for basic computations	231,817	167,716	435,108	370,405
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	15,201	8,833	24,978	21,889
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)	(1,144)	(1,144)
Net income for diluted computations	$246,446	$175,977	$458,942	$391,150

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	134,192,540	133,756,610	134,186,426	132,886,933
OP Units	6,545,104	5,767,460	6,533,010	5,784,003
Series A Units	875,480	875,480	875,480	875,480
Series D Units	1,119,641	—	—	865,056
Shares related to dilutive stock options	5,144	7,645	5,290	17,086
Average number of common shares outstanding - diluted	142,737,909	140,407,195	141,600,206	140,428,558
Earnings per common share
Basic	$1.73	$1.25	$3.24	$2.79
Diluted	$1.73	$1.25	$3.24	$2.79

7.    ACQUISITIONS AND DISPOSITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2022 and 2021. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

							Total
Quarter	Number of Stores	Cash Paid	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q2 2022	15	$220,933	$6,823	$—	$811	$—	$228,567
Q1 2022	14	185,910	—	747	274	40,965	227,896
Total 2022	29	$406,843	$6,823	$747	$1,085	$40,965	$456,463

Q2 2021	15	$190,729	$—	$2,673	$381	$—	$193,783
Q1 2021	9	148,940	—	—	2,944	—	151,884
Total 2021	74	$339,669	$—	$2,673	$3,325	$—	$345,667

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Other Investments

On June 1, 2022 the Company completed the acquisition of Bargold Storage Systems, LLC ("Bargold") for a purchase price of approximately $179.3 million. Bargold leases space in apartment buildings, primarily in New York City and its boroughs, builds out the space as storage units, and subleases the units to tenants. As of June 1, 2022, Bargold had approximately 17,000 storage units with an approximate occupancy of 97%. This acquisition is considered a business combination ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

The following table summarizes the total consideration transferred to acquire Bargold:

Total cash paid by the company	$157,302
Fair value of Series D Units issued	16,000
Fair value of OP Units issued	6,000
Total consideration transferred	$179,302

As part of this acquisition, we recorded an expense of $1,465 related to transaction costs.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$175
Fixed assets	6,411
Developed technology	500
Trademarks	500
Customer relationships	1,870
Other assets	125
Accounts payables and accrued liabilities assumed	(1,090)
Nets asset acquired	8,491
Goodwill	170,811
Total assets acquired	$179,302

The following table summarizes the revenues and earnings related to Bargold since the acquisition date of June 1, 2022, which are included in the Company's consolidated statement of operations for the six months ended June 30, 2022:

Total revenues	$1,309
Net income from operations	$321

Pro Forma Information

As noted above, during the six months ended June 30, 2022, the Company acquired Bargold. The following pro forma financial information is based on the combined historical financial statements of the Company and Bargold, however, only includes revenue and presents the Company's results as if the acquisition had occurred on January 1, 2021. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting.

	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021
	Pro Forma	Pro Forma
Total revenues	$925,196	$1,592,021

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Dispositions

The Company disposed of two previously held for sale stores during the three months ended June 30, 2022, for approximately $38.7 million, resulting in a gain of $14.2 million.
8.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
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
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	June 30,	December 31,
				2022	2021
PRISA Self Storage LLC	85	4%	4%	$8,670	$8,792
Storage Portfolio II JV LLC	36	10%	30%	(6,675)	(6,116)
Storage Portfolio IV JV LLC	32	10%	30%	49,861	40,174
Storage Portfolio I LLC	24	34%	49%	(40,456)	(40,168)
PR II EXR JV LLC	23	25%	25%	111,125	70,403
ESS-CA TIVS JV LP	16	55%	60%	31,787	32,288
VRS Self Storage, LLC	16	45%	54%	(15,083)	(14,269)
ESS-NYFL JV LP	11	16%	24%	11,582	11,796
Extra Space Northern Properties Six LLC	10	10%	35%	(3,162)	(3,029)
Alan Jathoo JV LLC	9	10%	10%	7,506	7,621
ESS Bristol Investments LLC	8	10%	30%	2,148	2,628
ACPF-EXR JV LLC	8	10%	30%	11,225	—
PR EXR Self Storage, LLC	5	25%	40%	58,913	59,393
Storage Portfolio III JV LLC	5	10%	30%	5,533	5,596
Other unconsolidated real estate ventures	16	20-50%	20-50%	46,420	18,635
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	304			$479,394	$393,744
(1) Includes pro-rata equity ownership share and maximum potential promoted interest.

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
During the six months ended June 30, 2022, the Company contributed a total of $76,339 of cash to its joint ventures, for its pro-rata portion of the purchase price of 18 operating stores which includes $11,225 for the purchase of eight stores for a new joint venture.
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	June 30, 2022	December 31, 2021
Debt securities - NexPoint Series A Preferred Stock	$200,000	$200,000
Debt securities - NexPoint Series B Preferred Stock	100,000	100,000
Notes Receivable-Bridge Loans	349,056	279,042
Notes Receivable-Senior Mezzanine Loan, net	—	102,079
Dividends Receivable	53,298	38,066
	$702,354	$719,187
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

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables. During the six months ended June 30, 2022 the Company sold a total principal amount of $83,307 of its mortgage bridge loans receivable to third parties for a total of $82,115 in cash and closed on $204,930 in new mortgage bridge loans.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The components of term debt are summarized as follows:

Term Debt	June 30, 2022	December 31, 2021	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$868,912	$930,830	2.27% - 4.50%		February 2023 - February 2030
Secured variable-rate (1)	424,328	392,679		2.60% - 3.29%	January 2023 - September 2030
Unsecured fixed-rate	3,930,376	3,575,000	2.35% - 4.39%		February 2024 - March 2032
Unsecured variable-rate	594,624	550,000		2.74%	February 2024 - October 2026
Total	5,818,240	5,448,509
Less: Unamortized debt issuance costs	(29,600)	(25,762)
Total	$5,788,640	$5,422,747

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rates include 30-day USD LIBOR, Term SOFR and Daily Simple SOFR.
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at June 30, 2022:

2022	$—
2023	484,444
2024	425,000
2025	611,939
2026	804,380
Thereafter	3,492,477
$5,818,240
At June 30, 2022, the terms of the Second Amended and Restated Credit Agreement dated June 22, 2021 (the "Credit Agreement") are as follows:

	Debt Capacity	Maturity Date
Revolving Credit Facility	$1,250,000	June 2025
Tranche 1 Term Loan Facility (1)	400,000	January 2027
Tranche 2 Term Loan Facility (1)	425,000	October 2026
Tranche 3 Term Loan Facility (1)	245,000	January 2025
Tranche 4 Term Loan Facility (1)	255,000	June 2026
Tranche 5 Term Loan Facility (1)	425,000	February 2024
	$3,000,000
(1) The term loan amounts have been fully drawn as of June 30, 2022.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of June 30, 2022, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) LIBOR plus the applicable Eurodollar rate margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the Eurodollar rate plus 1.00%. Per the Credit Agreement, the applicable Eurodollar rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the Eurodollar rate margin ranging from 0.7% to 1.6% per annum and the applicable base rate margin ranging from 0.00% to 0.60% per annum.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of June 30, 2022, the Company was in compliance with all of its financial covenants.

Subsequent to quarter end, on July 29, 2022, the Company completed an accordion transaction in its credit facility, which added a $175.0 million unsecured debt tranche maturing January 2028 and a $425.0 million unsecured debt tranche maturing July 2029. The current interest rates for the tranches are Adjusted Term SOFR/Adjusted Daily Simple SOFR + 0.95% and SOFR + 1.25%, respectively.
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of June 30, 2022
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$71,000	$140,000	2.9%	7/1/2023	SOFR plus 1.35%
Credit Line 2 (3)(4)	528,000	1,250,000	2.6%	6/20/2025	LIBOR plus 0.85%
	$599,000	$1,390,000
(1) 30-day USD LIBOR and Daily Simple SOFR
(2) Secured by mortgages on certain real estate assets. No remaining extensions available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of June 30, 2022. Rate is subject to change based on the Company's investment grade rating.

11.    DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $14,738 will be reclassified as an increase to interest income.

The Company held 18 derivative financial instruments which had a total combined notional amount of $1,874,699 as of June 30, 2022.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	June 30, 2022	December 31, 2021
Other assets	$31,336	$271
Other liabilities	$—	$39,569

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended June 30,
Type	2022	2021		2022	2021
Swap Agreements	$14,358	$(3,124)	Interest expense	$(5,755)	$(8,747)

	Gain (loss) recognized in OCI For the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Six Months Ended June 30,
Type	2022	2021		2022	2021
Swap Agreements	$57,099	$11,052	Interest expense	$(14,667)	$(17,592)

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

As of June 30, 2022, the Company did not have a net liability position in the fair value of derivatives.
12.    STOCKHOLDERS’ EQUITY

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. During the six months ended June 30, 2022, the Company repurchased 381,786 shares at an average price of $165.03 per share, paying a total of $63,008. As of June 30, 2022, the Company had remaining authorization to repurchase shares with an aggregate value up to $336,992.
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

At June 30, 2022 and December 31, 2021, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of June 30, 2022 and December 31, 2021, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	June 30, 2022	December 31, 2021
Series A Units	$16,227	$15,606
Series B Units	33,568	38,068
Series D Units	211,436	205,436
	$261,231	$259,110

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

The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,568 which represents 1,342,727 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

On May 10, 2022, 45,000 Series B Units were redeemed for $1,125 in cash.

Series C Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

As of June 30, 2022 and December 31, 2021, there were no outstanding Series C Units.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $211,436, which represents 8,457,422 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
The Series D Units have been issued at various times from 2014 to 2022. On June 1, 2022, the Operating Partnership issued a total of 240,000 Series D units valued at $6,000 in connection with the acquisition of Bargold.
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.8% ownership interest in the Operating Partnership as of June 30, 2022. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.2% are held by certain former owners of assets acquired by the Operating Partnership. As of June 30, 2022 and December 31, 2021, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
dilution adjustments provided in the Partnership Agreement. As of June 30, 2022, the ten-day average closing price of the Company's common stock was $167.02 and there were 6,602,151 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2022 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,102,691 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2022	2021
OP Units redeemed for common stock	—	63,429
OP Units redeemed for cash	18,028	3,000
Cash paid for OP Units redeemed	$3,504	$472
OP Units issued in conjunction with acquisitions	91,743	—

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of a third party in a consolidated joint venture as of June 30, 2022. This joint venture owns one property that is under development in Florida. The voting interests of the third-party owners are 10.0%.
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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Self-Storage Operations	$408,044	$321,500	$787,852	$625,093
Tenant Reinsurance	46,427	42,334	90,224	81,953
Total segment revenues	$454,471	$363,834	$878,076	$707,046

Operating expenses:
Self-Storage Operations	$104,252	$89,155	$207,794	$181,522
Tenant Reinsurance	7,537	6,735	14,579	13,896
Total segment operating expenses	$111,789	$95,890	$222,373	$195,418

Net operating income:
Self-Storage Operations	$303,792	$232,345	$580,058	$443,571
Tenant Reinsurance	38,890	35,599	75,645	68,057
Total segment net operating income:	$342,682	$267,944	$655,703	$511,628

Other components of net income:
Management fees and other income	$20,517	$14,796	$40,474	$30,441
Transaction related costs	(1,465)	—	(1,465)	—
General and administrative expense	(31,251)	(26,341)	(61,013)	(49,881)
Depreciation and amortization expense	(69,067)	(59,570)	(136,973)	(118,169)
Gain on real estate transactions	14,249	—	14,249	63,883
Interest expense	(47,466)	(40,240)	(90,004)	(80,935)
Interest income	15,060	12,838	34,049	25,142
Equity in earnings and dividend income from unconsolidated real estate entities	10,190	8,322	19,287	15,278
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	6,251	—	6,251
Income tax expense	(5,615)	(5,421)	(8,756)	(9,558)
Net income	$247,834	$178,579	$465,551	$394,080

16.    COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of June 30, 2022, the Company was under agreement to acquire 18 stores at a total purchase price of $296,193. Nine stores are scheduled to close in 2022 and nine stores are scheduled to close in 2023 and thereafter. Additionally, the Company is under agreement to acquire 15 stores with joint venture partners, for a total investment of $43,709. Twelve stores are scheduled to close in 2022 and three stores are scheduled to close in 2023.

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
COVID-19 UPDATE

The United States and other countries around the world continue to navigate the effects of the COVID-19 pandemic. Governmental authorities in impacted regions have taken various actions in an effort to slow the spread of COVID-19, including issuance of varying forms of states of emergency orders. In response to these evolving orders and the COVID-19 pandemic, we implemented a wide range of practices to protect and support our employees and customers. Although most governmental restrictions have lifted and many work practices have returned to normal, our customers may continue to be impacted by the COVID-19 pandemic and related governmental responses. Given the uncertainty resulting from the pandemic, our business may be impacted by the effects of the COVID-19 pandemic.

PROPERTIES

As of June 30, 2022, we owned or had ownership interests in 1,313 operating stores. Of these stores, 1,009 are wholly-owned, none of which are in consolidated joint ventures, and 304 are in unconsolidated joint ventures. In addition, we managed an additional 864 stores for third parties bringing the total number of stores which we own and/or manage to 2,177. These stores are located in 41 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of June 30, 2022, approximately 1,335,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2022, the average length of stay was approximately 15.8 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $21.01 for the three months ended June 30, 2022, compared to $16.90 for the three months ended June 30, 2021. Average annual rent per square foot for new leases was $20.47 for the three months ended June 30, 2022, compared to $20.47 for the three months ended June 30, 2021. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.2% and 3.6%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	June 30, 2022
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	8	591,353	1	75,711	6	393,422	15	1,060,486
Arizona	23	1,624,296	10	768,106	22	1,876,590	55	4,268,992
California	176	13,514,112	49	3,594,143	91	8,490,567	316	25,598,822
Colorado	17	1,149,977	7	499,456	25	1,784,837	49	3,434,270
Connecticut	6	469,371	7	575,834	8	554,108	21	1,599,313
Delaware	—	—	2	143,615	1	71,704	3	215,319
Florida	111	8,552,981	37	3,056,188	113	9,034,403	261	20,643,572
Georgia	67	5,185,541	14	1,143,011	24	1,842,880	105	8,171,432
Hawaii	13	864,030	—	—	3	159,443	16	1,023,473
Idaho	—	—	—	—	3	181,644	3	181,644
Illinois	39	2,979,816	10	741,737	30	2,116,190	79	5,837,743
Indiana	14	930,039	1	58,166	17	1,221,887	32	2,210,092
Kansas	1	50,209	2	108,920	6	452,944	9	612,073
Kentucky	10	829,200	1	51,677	9	754,049	20	1,634,926
Louisiana	5	387,234	—	—	10	729,801	15	1,117,035
Maine	—	—	—	—	8	577,166	8	577,166
Maryland	34	2,853,577	10	822,392	38	2,691,083	82	6,367,052
Massachusetts	47	3,011,304	10	640,850	26	1,678,831	83	5,330,985
Michigan	8	666,100	4	305,126	6	455,938	18	1,427,164
Minnesota	7	584,960	4	305,167	16	1,172,160	27	2,062,287
Mississippi	3	234,365	—	—	—	—	3	234,365
Missouri	6	431,961	2	119,750	14	1,038,831	22	1,590,542
Nebraska	—	—	—	—	3	278,236	3	278,236
Nevada	14	1,039,972	4	474,241	7	743,464	25	2,257,677
New Hampshire	2	134,564	2	84,693	5	359,332	9	578,589
New Jersey	63	4,995,463	17	1,227,927	34	2,598,709	114	8,822,099
New Mexico	11	699,907	10	683,470	12	901,844	33	2,285,221
New York	28	2,044,436	18	1,511,528	38	2,361,159	84	5,917,123
North Carolina	23	1,733,936	5	401,437	17	1,292,975	45	3,428,348
Ohio	16	1,246,482	5	325,163	8	614,017	29	2,185,662
Oklahoma	—	—	—	—	18	1,457,102	18	1,457,102
Oregon	8	550,307	1	65,245	10	738,133	19	1,353,685
Pennsylvania	21	1,544,970	9	679,699	34	2,480,867	64	4,705,536
Rhode Island	2	134,802	—	—	5	424,123	7	558,925
South Carolina	23	1,713,002	11	709,714	25	2,171,462	59	4,594,178
Tennessee	22	1,855,783	12	810,601	8	573,289	42	3,239,673
Texas	109	8,887,031	25	1,989,885	80	6,933,129	214	17,810,045
Utah	10	698,041	—	—	24	1,862,172	34	2,560,213
Virginia	52	4,203,053	9	703,450	30	2,142,011	91	7,048,514
Washington	9	685,061	—	—	14	1,083,111	23	1,768,172
Washington, DC	1	100,039	1	103,649	6	540,544	8	744,232
Wisconsin	—	—	4	371,454	10	816,125	14	1,187,579
Totals	1,009	77,177,275	304	23,152,005	864	67,650,282	2,177	167,979,562

(1)    Excludes 17,000 units related to the Bargold transaction. See Note 7 in the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2022 and 2021

Overview
Results for the three and six months ended June 30, 2022 included the operations of 1,313 stores (1,009 wholly-owned, no consolidated joint ventures, and 304 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2021, which included the operations of 1,205 stores (952 wholly-owned, six in consolidated joint ventures, and 247 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Property rental	$408,044	$321,500	$86,544	26.9%	$787,852	$625,093	$162,759	26.0%
Tenant reinsurance	46,427	42,334	4,093	9.7%	90,224	81,953	8,271	10.1%
Management fees and other income	20,517	14,796	5,721	38.7%	40,474	30,441	10,033	33.0%
Total revenues	$474,988	$378,630	$96,358	25.4%	$918,550	$737,487	$181,063	24.6%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2022 was primarily the result of an increase of $66,688 and $129,334 at our stabilized stores related to higher average rates to new and existing customers. Property rental revenue also increased by $21,584 and $40,481 associated with acquisitions completed in 2022 and 2021. We acquired 29 wholly-owned stores during the six months ended June 30, 2022 and a total of 74 stores during the year ended December 31, 2021. Property rental revenue also increased by $1,450 during the three and six months ended June 30, 2022 as a result of increase in occupancy at our lease-up stores. These increases were offset by approximately $4,444 and $11,017 related to the sale of 19 stores to third parties for the three and six months ended June 30, 2022.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 2,177 stores at June 30, 2022 compared to 1,973 stores at June 30, 2021.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and six months ended June 30, 2022 was primarily due to an increase in the number of stores managed and an increase in revenue of previously managed stores when compared to the same period last year. As of June 30, 2022, we managed 1,168 stores for joint ventures and third parties, compared to 1,021 stores as of June 30, 2021. Additionally, for the three and six months ended June 30, 2022, the Company earned an additional $1,095 and $1,483 of other transaction fee income.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Expenses:
Property operations	$104,252	$89,155	$15,097	16.9%	$207,794	$181,522	$26,272	14.5%
Tenant reinsurance	7,537	6,735	802	11.9%	14,579	13,896	683	4.9%
Transaction related costs	1,465	—	1,465	—%	1,465	—	1,465	—%
General and administrative	31,251	26,341	4,910	18.6%	61,013	49,881	11,132	22.3%
Depreciation and amortization	69,067	59,570	9,497	15.9%	136,973	118,169	18,804	15.9%
Total expenses	$213,572	$181,801	$31,771	17.5%	$421,824	$363,468	$58,356	16.1%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2022 consists primarily of an increase of $7,552 and $14,598 related to acquisitions completed in 2022 and 2021. We acquired 29 wholly-owned stores during the six months ended June 30, 2022 and a total of 74 stores during the six months ended June 30, 2021. There was also an increase of $8,162 at stabilized stores, which was partially offset by a decrease in expense of $1,279 related to property sales.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. We operated 2,177 stores at June 30, 2022 compared to 1,973 stores at June 30, 2021.

Transaction related costs— The $1,465 in acquisition costs represents the costs that were incurred in the acquisition of Bargold Storage Systems, LLC ("Bargold"). See footnote 7, Acquisitions and Dispositions, for additional details.

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

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 29 wholly-owned stores during the six months ended June 30, 2022 and a total of 74 stores during the six months ended June 30, 2021.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gain on real estate transactions	$14,249	$—	$14,249	—%	$14,249	$63,883	$(49,634)	(77.7)%
Interest expense	(47,466)	(40,240)	(7,226)	18.0%	(90,004)	(80,935)	(9,069)	11.2%
Interest income	15,060	12,838	2,222	17.3%	34,049	25,142	8,907	35.4%
Equity in earnings and dividend income from unconsolidated real estate entities	10,190	8,322	1,868	22.4%	19,287	15,278	4,009	26.2%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	6,251	(6,251)	—%	—	6,251	(6,251)	100.0%
Income tax expense	(5,615)	(5,421)	(194)	3.6%	(8,756)	(9,558)	802	(8.4)%
Total other revenues & expenses, net	$(13,582)	$(18,250)	$4,668	(25.6)%	$(31,175)	$20,061	$(51,236)	(255.4)%

Gain on Real Estate Transactions—During the three months ended June 30, 2022, we sold two stores. We recognized a total gain of $14,249 related to the sale of these assets. During the six months ended June 30, 2021, we sold 16 stores to a newly established unconsolidated joint venture. We recognized a total gain of $64,424 related to this transaction. This gain was partially offset by losses related to the sale of notes receivable and solar assets.

Interest Expense—The increase in interest expense during the six months ended June 30, 2022 was primarily the result of a higher weighted average interest rate and debt balance compared to the same period in the prior year.

Interest Income—Interest income represents interest earned on bridge loans, notes receivable and debt securities and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three and six months ended June 30, 2022 was primarily the result of an increase in the note receivable for the Company's bridge loan program. The loan receivable balance increased to $349,056 as of June 30, 2022 compared to $247,411 as of June 30, 2021. The increase also relates to interest earned from the repayment of the senior mezzanine note receivable which was paid off in February 2022 and included recording the remaining balance of unamortized discount into interest income.

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

Income Tax Expense—For the three months ended June 30, 2022 we did not observe any material change when compared to the same period in the prior year. For the six months ended June 30, 2022 the decrease in income tax expense was primarily the result of a larger estimated solar tax credit for 2022 when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$232,130	$167,948	$435,709	$370,946

Adjustments:
Real estate depreciation	63,765	56,470	126,457	112,285
Amortization of intangibles	2,696	1,008	5,462	1,701
Gain on real estate transactions	(14,249)	—	(14,249)	(63,883)
Unconsolidated joint venture real estate depreciation and amortization	4,115	3,079	7,968	5,584
Unconsolidated joint venture gain on sale of real estate assets and purchase of partner's interest	—	(6,251)	—	(6,251)
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,144)	(1,144)
Income allocated to Operating Partnership noncontrolling interests	15,704	10,631	29,842	23,134
Funds from operations attributable to common stockholders and unit holders	$303,589	$232,313	$590,045	$442,372

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
Same-store rental revenues	$362,192	$297,601	21.7%	$704,081	$578,591	21.7%
Same-store operating expenses	83,471	76,346	9.3%	168,328	155,825	8.0%
Same-store net operating income	$278,721	$221,255	26.0%	$535,753	$422,766	26.7%
Same-store square foot occupancy as of quarter end	95.9%	96.9%		95.9%	96.9%
Properties included in same-store	870	870		870	870

Same-store revenues for the three and six months ended June 30, 2022 increased compared to the same periods in 2021 due to higher average rates to new and existing customers and higher other operating income partially offset by lower occupancy.
Same-store expenses increased for the three and six months ended June 30, 2022 compared to the same period in 2021 due to increases in payroll, credit card processing fees, repairs and maintenance and insurance, partially offset by lower property taxes due to successful appeals of prior period taxes.
The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$247,834	$178,579	$465,551	$394,080
Adjusted to exclude:
Gain on real estate transactions	(14,249)	—	(14,249)	(63,883)
Equity in earnings and dividend income from unconsolidated real estate entities	(10,190)	(8,322)	(19,287)	(15,278)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	(6,251)	—	(6,251)
Interest expense	47,466	40,240	90,004	80,935
Depreciation and amortization	69,067	59,570	136,973	118,169
Income tax expense	5,615	5,421	8,756	9,558
Transaction related costs	1,465	—	1,465	—
General and administrative	31,251	26,341	61,013	49,881
Management fees, other income and interest income	(35,577)	(27,634)	(74,523)	(55,583)
Net tenant insurance	(38,890)	(35,599)	(75,645)	(68,057)
Non same-store rental revenue	(45,852)	(23,899)	(83,771)	(46,502)
Non same-store operating expense	20,781	12,809	39,466	25,697
Total same-store net operating income	$278,721	$221,255	$535,753	$422,766

Same-store rental revenues	$362,192	$297,601	$704,081	$578,591
Same-store operating expenses	83,471	76,346	168,328	155,825
Same-store net operating income	$278,721	$221,255	$535,753	$422,766

CASH FLOWS

Cash flows from operating activities for the six months ended June 30, 2022 increased when compared to the same period in the prior year as a result of our continued total revenue growth. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$640,387	$463,688
Net cash used in investing activities	(570,028)	(145,302)
Net cash used in financing activities	(76,387)	(386,646)

Significant components of net cash flow included:
Net income	$465,551	$394,080
Depreciation and amortization	136,973	118,169
Gain on real estate transactions	(14,249)	(63,883)
Acquisition and development of real estate assets	(467,543)	(400,991)
Proceeds from sale of real estate assets and investments in real estate ventures	39,367	194,205
Investment in unconsolidated real estate entities	(76,339)	(7,174)
Issuance and purchase of notes receivable	(204,930)	(68,523)
Proceeds from sale of notes receivable	82,115	87,298
Principal payments received from notes receivable	223,773	20,426
Proceeds from the sale of common stock, net of offering costs	—	273,509
Proceeds from notes payable and revolving lines of credit	1,948,657	2,372,000
Principal payments on notes payable and revolving lines of credit	(1,915,531)	(3,193,025)
Proceeds from issuance of public bonds, net	400,000	446,396
Repurchase of common stock	(63,008)	—
Dividends paid on common stock	(403,551)	(266,317)

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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2022, we had $58,729 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2022 and 2021, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of June 30, 2022, we had $6,417,240 face value of debt, resulting in a debt to total enterprise value ratio of 20.9%. As of June 30, 2022, the ratio of total fixed-rate debt and other instruments to total debt was 74.8% ($4,802,885 total fixed-rate debt including $1,878,296 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2022 was 3.1%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2022.

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

We currently hold a BBB/Stable rating from S&P and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of June 30, 2022, we had a total of 782 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $15,523,803 and our total asset value was calculated as $20,406,054 according to the calculations as defined by our public bonds.

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

The COVID-19 pandemic has had negative impacts on capital markets and may continue to do so in the future. Based upon the current availability of our credit facility and our credit rating, we do not expect such capital market dislocations to have a material impact upon our ability to satisfy obligations and maturities or our growth plans during the year. However, we continue to monitor the potential impact of these trends on our future plans.

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
As of June 30, 2022, we had approximately $6.4 billion in total face value of debt, of which approximately $1.6 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR or SOFR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $16.2 million annually.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2022, we issued a total of 91,743 common Operating Partnership units (“OP Units”) at an average price of $174.40 per share (a total value of $16.0 million) and 240,000 preferred Operating Partnership units (“Series D Units”) at a stated value of $25.00 per unit (a total value of $6.0 million) in connection with the acquisition of Bargold. The OP Units and the Series D Units were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

The terms of the OP Units and the Series D Units are governed by the Operating Partnership’s Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). The OP Units will be redeemable, at the option of the holders following the expiration of a lock-up period of at least one year from the date of issuance. The redemption obligation may be satisfied, at the Company’s option, in cash or shares of the Company’s common stock. If the Company chooses to satisfy its redemption obligation with respect to the OP Units in its common stock, each OP Unit would receive one share of common stock, subject to adjustment pursuant to the Partnership Agreement. The Series D Units will be redeemable at the option of the holders on the first anniversary of the date of issuance, which redemption obligation may be satisfied, at the Company’s option, in cash or common stock. If the Company chooses to satisfy its redemption obligation with respect to the Series D Units in common stock, each Series D Unit would receive a number of shares of common stock equal to $25.00 divided by the value of the common stock, calculated pursuant to the Partnership Agreement.

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
101     The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104    Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 5, 2022	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)