Form 10-Q
period 2022-09-30
Extra Space Storage Inc.
filed 2022-11-04
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 1, 2022, was 133,921,528.

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
•our ability to recover losses under our insurance policies;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate assets, net	$9,877,080	$8,834,649
Real estate assets - operating lease right-of-use assets	226,984	227,949
Investments in unconsolidated real estate entities	568,691	457,326
Investments in debt securities and notes receivable	658,663	719,187
Cash and cash equivalents	86,991	71,126
Restricted cash	7,363	5,068
Other assets, net	414,873	159,172
Total assets	$11,840,645	$10,474,477
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,296,830	$1,320,755
Unsecured term loans, net	2,339,419	1,741,926
Unsecured senior notes, net	2,757,285	2,360,066
Revolving lines of credit	600,000	535,000
Operating lease liabilities	233,832	233,356
Cash distributions in unconsolidated real estate ventures	66,141	63,582
Accounts payable and accrued expenses	191,183	142,285
Other liabilities	286,657	291,531
Total liabilities	7,771,347	6,688,501
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 133,918,037 and 133,922,305 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,339	1,339
Additional paid-in capital	3,339,961	3,285,948
Accumulated other comprehensive income (loss)	48,521	(42,546)
Accumulated deficit	(139,250)	(128,245)
Total Extra Space Storage Inc. stockholders' equity	3,250,571	3,116,496
Noncontrolling interest represented by Preferred Operating Partnership units, net	261,494	259,110
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	557,233	410,370
Total noncontrolling interests and equity	4,069,298	3,785,976
Total liabilities, noncontrolling interests and equity	$11,840,645	$10,474,477

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Property rental	$428,787	$351,355	$1,216,639	$976,448
Tenant reinsurance	47,869	44,258	138,093	126,211
Management fees and other income	22,246	16,879	62,720	47,320
Total revenues	498,902	412,492	1,417,452	1,149,979
Expenses:
Property operations	114,577	92,794	322,371	274,316
Tenant reinsurance	10,770	7,509	25,349	21,405
Transaction related costs	—	—	1,465	—
General and administrative	32,275	24,395	93,288	74,276
Depreciation and amortization	71,423	61,516	208,396	179,685
Total expenses	229,045	186,214	650,869	549,682
Gain on real estate transactions	—	—	14,249	63,883
Income from operations	269,857	226,278	780,832	664,180
Interest expense	(56,245)	(39,670)	(146,249)	(120,605)
Interest income	18,125	11,729	52,174	36,871
Income before equity in earnings and dividend income from unconsolidated real estate ventures and income tax expense	231,737	198,337	686,757	580,446
Equity in earnings and dividend income from unconsolidated real estate entities	11,149	8,255	30,436	23,533
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	—	6,251
Income tax expense	(6,760)	(6,772)	(15,516)	(16,330)
Net income	236,126	199,820	701,677	593,900
Net income allocated to Preferred Operating Partnership noncontrolling interests	(4,454)	(3,529)	(13,278)	(10,647)
Net income allocated to Operating Partnership and other noncontrolling interests	(10,953)	(8,015)	(31,971)	(24,031)
Net income attributable to common stockholders	$220,719	$188,276	$656,428	$559,222
Earnings per common share
Basic	$1.65	$1.41	$4.89	$4.19
Diluted	$1.65	$1.40	$4.89	$4.19
Weighted average number of shares
Basic	133,913,652	133,809,750	134,094,490	133,197,903
Diluted	141,504,215	140,425,269	141,567,845	139,854,881
Cash dividends paid per common share	$1.50	$1.25	$4.50	$3.25

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$236,126	$199,820	$701,677	$593,900
Other comprehensive income:
Change in fair value of interest rate swaps	24,222	8,055	95,984	36,685
Total comprehensive income	260,348	207,875	797,661	630,585
Less: comprehensive income attributable to noncontrolling interests	16,663	11,924	50,166	36,425
Comprehensive income attributable to common stockholders	$243,685	$195,951	$747,495	$594,160

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

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Issuance of common stock upon the exercise of options	$—	$—	$—	5,600	$—	$318	$—	$—	$318
Issuance of common stock in connection with share based compensation	—	—	—	10,913	—	4,012	—	—	4,012
Restricted stock grants cancelled	—	—	—	(4,582)	—	—	—	—	—
Offering costs associated with previous stock issuance	—	—	—	—	—	(151)	—	—	(151)
Redemption of Operating Partnership units for stock	—	(34)	—	858	—	34	—	—	—
Redemption of Preferred B Units in the Operating Partnership for stock	(2,834)	—	—	15,265	1	2,833	—	—	—
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(12,050)	—	—	(12,050)
Noncontrolling interest in consolidated joint venture	—	—	(225)	—	—	—	—	—	(225)
Net income	3,529	8,015	—	—	—	—	—	188,276	199,820
Other comprehensive income	50	330	—	—	—	—	7,675	—	8,055
Distributions to Operating Partnership units held by noncontrolling interests	(3,399)	(7,186)	—	—	—	—	—	—	(10,585)
Dividends paid on common stock at $1.25 per share	—	—	—	—	—	—	—	(167,274)	(167,274)
Balances at September 30, 2021	$170,248	$220,591	$274	133,819,163	$1,338	$3,283,848	$(64,155)	$(229,269)	$3,382,875

Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	142,784	—	4,542	—	—	4,542
Restricted stock grants cancelled	—	—	—	(779)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(829)	—	—	—	(1,843)	—	—	(2,672)
Redemption of Preferred B Units in the Operating Partnership for cash	(3,375)	—	—	—	—	—	—	—	(3,375)
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	4	40,961	—	—	40,965
Net income	4,333	9,805		—	—	—	—	203,579	217,717
Other comprehensive income	313	2,333	—	—	—	—	49,003	—	51,649
Distributions to Operating Partnership units held by noncontrolling interests	(4,330)	(9,781)	—	—	—	—	—	—	(14,111)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(202,527)	(202,527)
Balances at March 31, 2022	$256,051	$411,581	$317	134,251,076	$1,343	$3,329,608	$6,457	$(127,193)	$3,878,164

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Issuance of common stock in connection with share based compensation	—	—	—	38,016	—	5,245	—	—	5,245
Restricted stock grants cancelled	—	—	—	(7,122)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(296)	—	—	—	(536)	—	—	(832)
Redemption of Preferred B Units in the Operating Partnership for cash	(1,125)	—	—	—	—	—	—	—	(1,125)
Issuance of Operating Partnership units in conjunction with business combinations	—	16,000	—	—	—	—	—	—	16,000
Issuance of Preferred D units in the Operating Partnership in conjunction with business combinations	6,000	—	—	—	—	—	—	—	6,000
Repurchase of common stock, net of offering costs	—	—	—	(381,786)	(4)	—	—	(63,004)	(63,008)
Net income	4,491	11,213	—	—	—	—	—	232,130	247,834
Other comprehensive income	120	895	—	—	—	—	19,098	—	20,113
Distributions to Operating Partnership units held by noncontrolling interests	(4,306)	(9,821)	—	—	—	—	—	—	(14,127)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(201,024)	(201,024)
Balances at June 30, 2022	$261,231	$429,572	$317	133,900,184	$1,339	$3,334,317	$25,555	$(159,091)	$3,893,240
Issuance of common stock in connection with share based compensation	—	—	—	19,654	—	5,644	—	—	5,644
Restricted stock grants cancelled	—	—	—	(1,801)	—	—	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	125,000	—	—	—	—	—	—	125,000
Noncontrolling interest in consolidated joint venture	—	—	338	—	—	—	—	—	338
Net income	4,454	10,953	—	—	—	—	—	220,719	236,126
Other comprehensive income	145	1,111	—	—	—	—	22,966	—	24,222
Distributions to Operating Partnership units held by noncontrolling interests	(4,336)	(10,058)	—	—	—	—	—	—	(14,394)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(200,878)	(200,878)
Balances at September 30, 2022	$261,494	$556,578	$655	133,918,037	$1,339	$3,339,961	$48,521	$(139,250)	$4,069,298

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$701,677	$593,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,396	179,685
Amortization of deferred financing costs	6,352	6,656
Non-cash lease expense	1,441	1,396
Compensation expense related to stock-based awards	15,431	12,647
Accrual of interest income added to principal of debt securities and notes receivable	(28,514)	(25,871)
Gain on real estate transactions	(14,249)	(63,883)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	(6,251)
Distributions from unconsolidated real estate ventures in excess of earnings	9,380	4,640
Changes in operating assets and liabilities:
Other assets	(4,207)	(10,612)
Accounts payable and accrued expenses	48,898	33,907
Other liabilities	3,416	3,054
Net cash provided by operating activities	948,021	729,268
Cash flows from investing activities:
Acquisition of real estate assets	(1,124,777)	(589,382)
Cash paid for business combination	(157,301)	—
Development and redevelopment of real estate assets	(31,652)	(42,719)
Proceeds from sale of real estate assets and investments in real estate ventures	39,367	196,241
Investment in unconsolidated real estate entities	(102,670)	(20,834)
Return of investment in unconsolidated real estate ventures	342	31,534
Issuance and purchase of notes receivable	(314,542)	(143,270)
Principal payments received from notes receivable	264,774	36,874
Proceeds from sale of notes receivable	203,695	116,822
Purchase of equipment and fixtures	(19,490)	(3,058)
Net cash used in investing activities	(1,242,254)	(417,792)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	273,358
Proceeds from notes payable and revolving lines of credit	3,983,865	3,323,000
Principal payments on notes payable and revolving lines of credit	(3,341,881)	(4,526,549)
Proceeds from issuance of public bonds, net	396,100	1,040,349
Deferred financing costs	(7,618)	(10,698)
Net proceeds from exercise of stock options	—	4,572
Repurchase of common stock	(63,008)	—
Redemption of Operating Partnership units held by noncontrolling interests	(3,504)	(472)
Redemption of Preferred B Units for cash	(4,500)	—
Proceeds from principal payments on note receivable collateralized by OP Units	—	411
Dividends paid on common stock	(604,429)	(433,591)
Distributions to noncontrolling interests	(42,632)	(28,584)
Net cash provided by (used in) financing activities	312,393	(358,204)
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,160	(46,728)
Cash, cash equivalents, and restricted cash, beginning of the period	76,194	128,009
Cash, cash equivalents, and restricted cash, end of the period	$94,354	$81,281

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental schedule of cash flow information
Interest paid	$137,683	$116,937
Income taxes paid	14,489	21,365
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	$(2,412)
Common stock and paid-in capital	—	2,412
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$1,689	$2,911
Operating lease liabilities	(1,689)	(2,911)
Acquisitions of real estate assets
Real estate assets, net	$173,873	$3,021
Value of equity issued	(165,965)	—
Investment in unconsolidated real estate ventures	(1,085)	(2,673)
Finance lease liability	(6,823)	(348)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$—	$756
Accounts payable and accrued expenses	—	(756)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$—	$(2,834)
Additional paid-in capital	—	$2,834
Issuance of OP and Preferred OP units in conjunction with business combinations
Preferred OP Units issued	$(6,000)	$—
OP Units Issued	(16,000)	—
Establishment of finance lease assets and lease liabilities
Real estate assets, net	$—	$41,438
Other liabilities	—	$(41,438)
Investment in unconsolidated real estate ventures received on sale of stores to joint venture
Investment in unconsolidated real estate ventures	$—	$33,878
Real estate assets	—	(33,878)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2022, the Company had direct and indirect equity interests in 1,441 stores. In addition, the Company managed 886 stores for third parties, bringing the total number of stores which it owns and/or manages to 2,327. These stores are located in 41 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company also elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. The Company has begun transitioning debt over to Secured Overnight Financing Rate ("SOFR") as part of the reference rate reform.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$54,977	$—
Other liabilities - Cash flow hedge swap agreements	$—	$—	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2022 or December 31, 2021.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of September 30, 2022, the Company had no operating stores classified as held for sale which are included in real estate assets, net.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$95,276	$101,900	$101,824	$101,900
Fixed rate notes receivable	$3,839	$3,867	$105,954	$104,251
Fixed rate debt	$3,899,556	$4,367,099	$4,643,072	$4,506,435

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
4.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	September 30, 2022	December 31, 2021
Land	$2,327,366	$2,151,319
Buildings, improvements and other intangibles	9,256,894	8,227,094
Right of use asset - finance lease	136,259	117,718
Intangible assets - tenant relationships	147,460	134,577
Intangible lease rights	16,543	12,443
	11,884,522	10,643,151
Less: accumulated depreciation and amortization	(2,061,814)	(1,867,750)
Net operating real estate assets	9,822,708	8,775,401
Real estate under development/redevelopment	54,372	59,248
Real estate assets, net	$9,877,080	$8,834,649
Real estate assets held for sale included in real estate assets, net	$—	$8,436

5.     OTHER ASSETS
The components of other assets are summarized as follows:

	September 30, 2022	December 31, 2021
Equipment and fixtures, net	$42,713	$29,060
Deferred line of credit financing costs, net	6,173	7,408
Prepaid expenses and deposits	60,866	39,384
Receivables, net	79,333	83,050
Goodwill	170,811	—
Fair value of interest rate swaps	54,977	270
	$414,873	$159,172
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

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2022 and 2021 was $189.11 and $176.78, respectively.

The following table presents the number of Preferred Operating Partnership units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	177,506	225,972	181,408	271,132
Series D Units	1,118,056	663,888	1,089,389	784,139
	1,295,562	889,860	1,270,797	1,055,271

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$220,719	$188,276	$656,428	$559,222
Earnings and dividends allocated to participating securities	(313)	(260)	(914)	(800)
Earnings for basic computations	220,406	188,016	655,514	558,422
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	12,954	9,810	37,932	29,395
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(572)	(572)	(1,716)	(1,716)
Net income for diluted computations	$232,788	$197,254	$691,730	$586,101

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	133,913,652	133,809,750	134,094,490	133,197,903
OP Units	6,709,854	5,733,936	6,592,606	5,767,132
Series A Units	875,480	875,480	875,480	875,480
Shares related to dilutive stock options	5,229	6,103	5,269	14,366
Average number of common shares outstanding - diluted	141,504,215	140,425,269	141,567,845	139,854,881
Earnings per common share
Basic	$1.65	$1.41	$4.89	$4.19
Diluted	$1.65	$1.40	$4.89	$4.19

7.    ACQUISITIONS AND DISPOSITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three and nine months ended September 30, 2022 and 2021. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

							Total
Quarter	Number of Stores	Cash Paid	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q3 2022	118	$639,071	$—	$338	$(2,291)	$125,000	$762,118
Q2 2022	15	220,933	6,823	—	811	—	228,567
Q1 2022	14	185,910	—	747	274	40,965	227,896
Total 2022	147	$1,045,914	$6,823	$1,085	$(1,206)	$165,965	$1,218,581

Q3 2021	12	$185,497	$348	$—	$747	$—	$186,592
Q2 2021	15	190,729	—	2,673	381	—	193,783
Q1 2021	9	148,940	—	—	2,944	—	151,884
Total 2021	36	$525,166	$348	$2,673	$4,072	$—	$532,259

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
On September 15, 2022 the Company completed the acquisition of multiple entities doing business as Storage Express for a purchase price of $590.0 million. A portion of the consideration paid was in the form of the issuance of 619,294 OP units (a total value of $125.0 million) and the remainder in cash. The portfolio included 106 operating stores and eight parcels of land for future development, all located in Illinois, Indiana, Kentucky and Ohio. This acquisition did not meet the definition of a business under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" and was therefore considered an asset acquisition.

Subsequent to September 30, 2022 the Company purchased six operating stores for a total purchase price of $147 million.

Other Investments

On June 1, 2022 the Company completed the acquisition of Bargold Storage Systems, LLC ("Bargold") for a purchase price of approximately $179.3 million. Bargold leases space in apartment buildings, primarily in New York City and its boroughs, builds out the space as storage units, and subleases the units to tenants. As of June 1, 2022, Bargold had approximately 17,000 storage units with an approximate occupancy of 97%. This acquisition is considered a business combination under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

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

The following table summarizes the revenues and earnings related to Bargold since the acquisition date of June 1, 2022, which are included in the Company's consolidated statement of operations for the nine months ended September 30, 2022:

Total revenues	$5,389
Net income from operations	$1,773

Pro Forma Information

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As noted above, during the nine months ended September 30, 2022, the Company acquired Bargold. The following pro forma financial information is based on the combined historical financial statements of the Company and Bargold, however, only includes revenue and presents the Company's results as if the acquisition had occurred on January 1, 2021. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting.

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
	Pro Forma	Pro Forma
Total revenues	$1,424,098	$1,592,021

Dispositions

The Company disposed of two previously held for sale stores during the nine months ended September 30, 2022 , for approximately $38.7 million, resulting in a gain of $14.2 million.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	September 30,	December 31,
				2022	2021
PRISA Self Storage LLC	85	4%	4%	$8,606	$8,792
Storage Portfolio II JV LLC	36	10%	30%	(6,863)	(6,116)
Storage Portfolio IV JV LLC	32	10%	30%	49,584	40,174
Storage Portfolio I LLC	24	34%	49%	(40,957)	(40,168)
PR II EXR JV LLC	23	25%	25%	110,553	70,403
ESS-CA TIVS JV LP	16	55%	60%	31,222	32,288
VRS Self Storage, LLC	16	45%	54%	(15,055)	(14,269)
ACPF-EXR JV LLC	12	10%	30%	19,227	—
ESS-NYFL JV LP	11	16%	24%	11,409	11,796
Extra Space Northern Properties Six LLC	10	10%	35%	(3,266)	(3,029)
Alan Jathoo JV LLC	9	10%	10%	7,460	7,621
ESS Bristol Investments LLC	8	10%	30%	2,122	2,628
ESS - BGO Atlanta GA JV LLC	6	20%	35%	25,713	—
PR EXR Self Storage, LLC	5	25%	40%	58,703	59,393
Storage Portfolio III JV LLC	5	10%	30%	5,484	5,596
Storage Portfolio V JV LLC	5	10%	30%	8,557	—
Other unconsolidated real estate ventures	12	20-50%	20-50%	30,051	18,635
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	315			$502,550	$393,744
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
During the nine months ended September 30, 2022, the Company contributed a total of $102,670 of cash to its joint ventures, for its pro-rata portion of the purchase price of 29 operating stores.
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
balances is as follows:

	September 30, 2022	December 31, 2021
Debt securities - NexPoint Series A Preferred Stock	$200,000	$200,000
Debt securities - NexPoint Series B Preferred Stock	100,000	100,000
Notes Receivable - Bridge Loans	298,108	279,042
Notes Receivable - Senior Mezzanine Loan, net	—	102,079
Dividends Receivable	60,555	38,066
	$658,663	$719,187
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

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables. During the nine months ended September 30, 2022 the Company sold a total principal amount of $204,887 of its mortgage bridge loans receivable to third parties for a total of $203,695 in cash and closed on $314,542 in new mortgage bridge loans.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The components of term debt are summarized as follows:

Term Debt	September 30, 2022	December 31, 2021	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$526,722	$930,830	2.46% - 4.50%		February 2023 - February 2030
Secured variable-rate (1)	774,375	392,679		4.04% - 4.48%	August 2023 - September 2030
Unsecured fixed-rate	3,840,376	3,575,000	2.35% - 4.39%		January 2025 - March 2032
Unsecured variable-rate	1,284,624	550,000		4.09% - 4.39%	February 2024 - July 2029
Total	6,426,097	5,448,509
Less: Unamortized debt issuance costs	(32,563)	(25,762)
Total	$6,393,534	$5,422,747

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rates include 30-day USD LIBOR, Term SOFR and Daily Simple SOFR.
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at September 30, 2022:

2022	$—
2023	391,725
2024	425,000
2025	711,202
2026	807,815
Thereafter	4,090,355
$6,426,097
As of September 30, 2022, the terms of the Second Amended and Restated Credit Agreement dated June 22, 2021 (the "Credit Agreement") are as follows:

	Debt Capacity	Maturity Date
Revolving Credit Facility	$1,250,000	June 2025
Tranche 1 Term Loan Facility (1)	400,000	January 2027
Tranche 2 Term Loan Facility (1)	425,000	October 2026
Tranche 3 Term Loan Facility (1)	245,000	January 2025
Tranche 4 Term Loan Facility (1)	255,000	June 2026
Tranche 5 Term Loan Facility (1)	425,000	February 2024
Tranche 6 Term Loan Facility (1)	175,000	January 2028
Tranche 7 Term Loan Facility (1)	425,000	July 2029
	$3,600,000
(1) The term loan amounts have been fully drawn as of September 30, 2022.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of September 30, 2022, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Term or Daily Simple SOFR plus the Applicable Margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
(d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 1.6% per annum and the applicable base rate margin ranging from 0.00% to 0.60% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of September 30, 2022, the Company was in compliance with all of its financial covenants.

In July 2022, the Company completed an accordion transaction in its credit facility, which added a $175.0 million unsecured debt tranche maturing January 2028 and a $425.0 million unsecured debt tranche maturing July 2029. The current interest rates for the tranches are Adjusted Term SOFR/Adjusted Daily Simple SOFR ("ASOFR") + 0.95% and ASOFR + 1.25%, respectively.

On October 5, 2022, the Company executed two interest rate swap agreements with a total combined notional amount of $200 million. The interest rate swaps were designed as cash flow hedges, with two-year terms and all-in rates of 5.24% and 5.25%.
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of September 30, 2022
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$15,000	$140,000	4.3%	7/1/2023	SOFR plus 1.35%
Credit Line 2 (3)(4)	585,000	1,250,000	3.9%	6/20/2025	SOFR plus 0.95%
	$600,000	$1,390,000
(1) Daily Simple SOFR
(2) Secured by mortgages on certain real estate assets. No remaining extensions available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of September 30, 2022. Rate is subject to change based on the Company's investment grade rating.

As of September 30, 2022, the Company’s percentage of fixed-rate debt to total debt was 62.2%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 3.2% and 4.2%, respectively. The combined weighted average interest rate was 3.6%.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $29,746 will be reclassified as an increase to interest income.

The Company held 15 derivative financial instruments which had a total combined notional amount of $1,439,256 as of September 30, 2022.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	September 30, 2022	December 31, 2021
Other assets	$54,977	$271
Other liabilities	$—	$39,569

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI For the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Three Months Ended September 30,
Type	2022	2021		2022	2021
Swap Agreements	$25,350	$(736)	Interest expense	$1,131	$(8,794)

	Gain (loss) recognized in OCI For the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI For the Nine Months Ended September 30,
Type	2022	2021		2022	2021
Swap Agreements	$82,449	$10,316	Interest expense	$(13,536)	$(26,386)

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As of September 30, 2022, the Company did not have any net liability positions in the fair value of derivatives.
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

On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. During the nine months ended September 30, 2022, the Company repurchased 381,786 shares at an average price of $165.03 per share, paying a total of $63,008. As of September 30, 2022, the Company had remaining authorization to repurchase shares with an aggregate value up to $336,992.
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

At September 30, 2022 and December 31, 2021, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of September 30, 2022 and December 31, 2021, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	September 30, 2022	December 31, 2021
Series A Units	$16,490	$15,606
Series B Units	33,568	38,068
Series D Units	211,436	205,436
	$261,494	$259,110

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

As of September 30, 2022 and December 31, 2021, there were no outstanding Series C Units.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.4% ownership interest in the Operating Partnership as of September 30, 2022. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.6% are held by certain former owners of assets acquired by the Operating Partnership. As of September 30, 2022 and December 31, 2021, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2022, the ten-day average closing price of the Company's common stock was $173.48 and there were 7,221,445 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2022 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,252,776 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2022	2021
OP Units redeemed for common stock	—	64,287
OP Units redeemed for cash	18,028	3,000
Cash paid for OP Units redeemed	$3,504	$472
OP Units issued in conjunction with business combination and acquisitions	711,037	—
Value of OP Units issued in conjunction with business combination and acquisitions	$141,000	$—

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in three consolidated joint ventures as of September 30, 2022. Each joint venture owns one store and all three properties are under development. The voting interest of the third-party owners are between 3.0% and 10.0%.

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Self-Storage Operations	$428,787	$351,355	$1,216,639	$976,448
Tenant Reinsurance	47,869	44,258	138,093	126,211
Total segment revenues	$476,656	$395,613	$1,354,732	$1,102,659

Operating expenses:
Self-Storage Operations	$114,577	$92,794	$322,371	$274,316
Tenant Reinsurance	10,770	7,509	25,349	21,405
Total segment operating expenses	$125,347	$100,303	$347,720	$295,721

Net operating income:
Self-Storage Operations	$314,210	$258,561	$894,268	$702,132
Tenant Reinsurance	37,099	36,749	112,744	104,806
Total segment net operating income:	$351,309	$295,310	$1,007,012	$806,938

Other components of net income:
Management fees and other income	$22,246	$16,879	$62,720	$47,320
Transaction related costs	—	—	(1,465)	—
General and administrative expense	(32,275)	(24,395)	(93,288)	(74,276)
Depreciation and amortization expense	(71,423)	(61,516)	(208,396)	(179,685)
Gain on real estate transactions	—	—	14,249	63,883
Interest expense	(56,245)	(39,670)	(146,249)	(120,605)
Interest income	18,125	11,729	52,174	36,871
Equity in earnings and dividend income from unconsolidated real estate entities	11,149	8,255	30,436	23,533
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	—	6,251
Income tax expense	(6,760)	(6,772)	(15,516)	(16,330)
Net income	$236,126	$199,820	$701,677	$593,900

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of September 30, 2022, the Company was under agreement to acquire 15 stores at a total purchase price of $272,928. Seven stores are scheduled to close in 2022 and eight stores are scheduled to close in 2023 and thereafter. Additionally, the Company is under agreement to acquire seven stores with joint venture partners, for a total investment of $24,431. Three stores are scheduled to close in 2022 and four stores are scheduled to close in 2023.

The Company owns and/or operates stores located in Florida and South Carolina that were impacted by Hurricane Ian during the quarter ended September 30, 2022. Losses incurred to date by this hurricane include property damage, net of insurance recoveries, of $3,200, and tenant reinsurance claims of $3,000, which are included in property operations and tenant reinsurance on the Company's condensed consolidated statements of operations, respectively.

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

PROPERTIES

As of September 30, 2022, we owned or had ownership interests in 1,441 operating stores. Of these stores, 1,126 are wholly-owned, and 315 are in unconsolidated joint ventures. In addition, we managed an additional 886 stores for third parties bringing the total number of stores which we own and/or manage to 2,327. These stores are located in 41 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of September 30, 2022, approximately 1,365,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2022, the average length of stay was approximately 16.0 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $21.52 for the three months ended September 30, 2022, compared to $18.26 for the three months ended September 30, 2021. Average annual rent per square foot for new leases was $18.58 for the three months ended September 30, 2022, compared to $20.80 for the three months ended September 30, 2021. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 3.1% and 3.6%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	September 30, 2022
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	9	650,428	1	75,711	6	430,502	16	1,156,641
Arizona	25	1,779,761	10	768,046	20	1,711,092	55	4,258,899
California	177	13,599,018	49	3,593,676	98	8,761,358	324	25,954,052
Colorado	17	1,150,022	9	664,885	25	1,785,200	51	3,600,107
Connecticut	7	538,946	7	575,724	7	484,561	21	1,599,231
Delaware	—	—	2	143,615	1	71,704	3	215,319
Florida	111	8,550,154	43	3,554,367	113	8,924,206	267	21,028,727
Georgia	67	5,181,751	14	1,143,469	25	1,925,604	106	8,250,824
Hawaii	13	864,026	—	—	3	159,393	16	1,023,419
Idaho	—	—	—	—	3	181,484	3	181,484
Illinois	60	3,693,456	10	741,135	29	2,037,732	99	6,472,323
Indiana	90	3,842,934	1	58,166	18	1,268,412	109	5,169,512
Kansas	1	50,209	2	108,920	6	452,863	9	611,992
Kentucky	13	958,290	1	51,663	9	783,503	23	1,793,456
Louisiana	5	387,184	—	—	11	809,431	16	1,196,615
Maine	—	—	—	—	8	577,216	8	577,216
Maryland	34	2,853,783	11	899,002	38	2,701,514	83	6,454,299
Massachusetts	47	3,010,962	10	641,005	29	1,840,330	86	5,492,297
Michigan	8	668,298	4	305,876	8	567,122	20	1,541,296
Minnesota	7	584,720	4	305,010	16	1,171,986	27	2,061,716
Mississippi	3	234,365	—	—	—	—	3	234,365
Missouri	6	431,696	2	119,750	14	1,060,064	22	1,611,510
Nebraska	—	—	—	—	3	278,106	3	278,106
Nevada	14	1,039,697	4	474,241	7	744,024	25	2,257,962
New Hampshire	2	134,564	2	84,693	5	359,232	9	578,489
New Jersey	63	4,996,852	17	1,228,131	36	2,774,531	116	8,999,514
New Mexico	11	699,807	10	683,470	12	900,155	33	2,283,432
New York	28	2,046,988	18	1,511,956	39	2,445,578	85	6,004,522
North Carolina	23	1,736,990	5	401,437	19	1,520,295	47	3,658,722
Ohio	24	1,464,363	5	325,163	8	609,579	37	2,399,105
Oklahoma	1	62,463	—	—	20	1,608,192	21	1,670,655
Oregon	8	550,557	1	65,245	10	738,433	19	1,354,235
Pennsylvania	21	1,545,851	9	679,815	35	2,576,837	65	4,802,503
Rhode Island	2	134,802	—	—	4	322,003	6	456,805
South Carolina	23	1,713,492	11	709,124	25	2,164,831	59	4,587,447
Tennessee	22	1,856,904	13	881,301	10	823,893	45	3,562,098
Texas	111	9,118,774	26	2,067,861	81	6,975,397	218	18,162,032
Utah	10	698,077	—	—	24	1,908,427	34	2,606,504
Virginia	53	4,267,635	9	703,650	31	2,178,528	93	7,149,813
Washington	9	685,346	—	—	14	1,147,294	23	1,832,640
Washington, DC	1	100,039	1	103,640	6	540,423	8	744,102
Wisconsin	—	—	4	370,693	10	814,461	14	1,185,154
Totals	1,126	81,883,204	315	24,040,440	886	69,135,496	2,327	175,059,140

(1)    Excludes 17,000 units related to the Bargold transaction. See Note 7 in the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2022 and 2021

Overview
Results for the three and nine months ended September 30, 2022 included the operations of 1,441 stores (1,126 wholly-owned and 315 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2021, which included the operations of 1,227 stores (966 wholly-owned, four in consolidated joint ventures, and 257 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Property rental	$428,787	$351,355	$77,432	22.0%	$1,216,639	$976,448	$240,191	24.6%
Tenant reinsurance	47,869	44,258	3,611	8.2%	138,093	126,211	11,882	9.4%
Management fees and other income	22,246	16,879	5,367	31.8%	62,720	47,320	15,400	32.5%
Total revenues	$498,902	$412,492	$86,410	20.9%	$1,417,452	$1,149,979	$267,473	23.3%

Property Rental—The increase in property rental revenues for the three and nine months ended September 30, 2022 was primarily the result of an increase of $51,550 and $180,884 at our stabilized stores related primarily to higher average rates to existing customers. Property rental revenue also increased by $25,598 and $66,079 associated with acquisitions completed in 2022 and 2021. We acquired 147 wholly-owned stores during the nine months ended September 30, 2022 and a total of 74 stores during the year ended December 31, 2021.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 2,327 stores at September 30, 2022 compared to 2,054 stores at September 30, 2021.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and nine months ended September 30, 2022 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of September 30, 2022, we managed 1,201 stores for joint ventures and third parties, compared to 1,088 stores as of September 30, 2021. Additionally, for the three and nine months ended September 30, 2022, the Company earned an additional $1,359 and $3,306 of other transaction fee income.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Expenses:
Property operations	$114,577	$92,794	$21,783	23.5%	$322,371	$274,316	$48,055	17.5%
Tenant reinsurance	10,770	7,509	3,261	43.4%	25,349	21,405	3,944	18.4%
Transaction related costs	—	—	—	—%	1,465	—	1,465	—%
General and administrative	32,275	24,395	7,880	32.3%	93,288	74,276	19,012	25.6%
Depreciation and amortization	71,423	61,516	9,907	16.1%	208,396	179,685	28,711	16.0%
Total expenses	$229,045	$186,214	$42,831	23.0%	$650,869	$549,682	$101,187	18.4%

Property Operations—The increase in property operations expense during the three and nine months ended September 30, 2022 consists primarily of an increase of $9,827 and $24,943 related to acquisitions completed in 2022 and 2021. We acquired 147 wholly-owned stores during the nine months ended September 30, 2022 and a total of 36 stores during the nine months ended September 30, 2021. These amounts also include increases related to the acquisition of Bargold in June 2022. Additionally, for the three and nine months ended September 30, 2022 there was an increase of $10,357 and $24,427 at our stabilized stores. These increases for the three months ended relate primarily to payroll due to wage increases and increased hours and property taxes. For the nine months ended, increases relate primarily to payroll due to wage increases and increased hours, credit card fees due to increased revenue and property taxes. For both the three and nine months ended, there was a $3,200 charge related to estimated losses for Hurricane Ian (shown net of expected insurance recoveries).

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. We operated 2,327 stores at September 30, 2022 compared to 2,054 stores at September 30, 2021. For the three and nine months ended, tenant reinsurance expense included a $3,000 charge for estimated tenant reinsurance claims to be paid by our captive for damages incurred from Hurricane Ian.

Transaction related costs—The $1,465 in acquisition costs during the nine months ended September 30, 2022 represents the costs that were incurred in the acquisition of Bargold Storage Systems, LLC ("Bargold"). See footnote 7, Acquisitions and Dispositions, for additional details.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. Payroll has continued to increase as a result of outsized inflation. We did not observe any material trends in specific travel or other expenses apart from inflationary pressures and from the increase due to the management of additional stores. Also, during the three and nine months ended September 30, 2022 increases relate in part to the acquisition of Bargold in June 2022 and various entities doing business as Storage Express in September 2022.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 147 wholly-owned stores during the nine months ended September 30, 2022 and a total of 36 stores during the nine months ended September 30, 2021.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gain on real estate transactions	$—	$—	$—	—%	$14,249	$63,883	$(49,634)	(77.7)%
Interest expense	(56,245)	(39,670)	(16,575)	41.8%	(146,249)	(120,605)	(25,644)	21.3%
Interest income	18,125	11,729	6,396	54.5%	52,174	36,871	15,303	41.5%
Equity in earnings and dividend income from unconsolidated real estate entities	11,149	8,255	2,894	35.1%	30,436	23,533	6,903	29.3%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	—	—%	—	6,251	(6,251)	100.0%
Income tax expense	(6,760)	(6,772)	12	(0.2)%	(15,516)	(16,330)	814	(5.0)%
Total other revenues & expenses, net	$(33,731)	$(26,458)	$(7,273)	27.5%	$(64,906)	$(6,397)	$(58,509)	914.6%

Gain on Real Estate Transactions—During the nine months ended September 30, 2022, we sold two stores. We recognized a total gain of $14,249 related to the sale of these assets. During the nine months ended September 30, 2021, we sold 16 stores to a newly established unconsolidated joint venture. We recognized a total gain of $64,424 related to this transaction. This gain was partially offset by losses related to the sale of notes receivable and solar assets.

Interest Expense—The increase in interest expense during the three and nine months ended September 30, 2022 was primarily the result of a higher weighted average interest rate and debt balance compared to the same period in the prior year.

Interest Income—Interest income represents interest earned on bridge loans, notes receivable and debt securities and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three and nine months ended September 30, 2022 was primarily the result of an increase in the note receivable for the Company's bridge loan program along with an increase in interest rates. The bridge loan receivable balance increased to $298,108 as of September 30, 2022 compared to $247,411 as of September 30, 2021. The increase for the nine months ended September 30, 2022, also relates to interest earned from the repayment of the senior mezzanine note receivable which was paid off in February 2022 and included recording the remaining balance of unamortized discount into interest income.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. Dividend income represents dividends from our $200,000 investment in preferred stock of SmartStop.

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

Income Tax Expense—For the three months ended September 30, 2022 we did not observe any material change when compared to the same period in the prior year.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$220,719	$188,276	$656,428	$559,222

Adjustments:
Real estate depreciation	65,483	58,177	191,940	170,462
Amortization of intangibles	3,279	1,262	8,741	2,963
Gain on real estate transactions	—	—	(14,249)	(63,883)
Unconsolidated joint venture real estate depreciation and amortization	4,381	3,051	12,349	8,635
Unconsolidated joint venture gain on sale of real estate assets and purchase of partner's interest	—	—	—	(6,251)
Distributions paid on Series A Preferred Operating Partnership units	(572)	(572)	(1,716)	(1,716)
Income allocated to Operating Partnership noncontrolling interests	15,407	11,544	45,249	34,678
Funds from operations attributable to common stockholders and unit holders	$308,697	$261,738	$898,742	$704,110

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 869 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2022	2021	Change	2022	2021	Change
Same-store rental revenues	$371,918	$322,111	15.5%	$1,075,412	$900,266	19.5%
Same-store operating expenses	87,450	77,683	12.6%	255,661	233,383	9.5%
Same-store net operating income	$284,468	$244,428	16.4%	$819,751	$666,883	22.9%
Same-store square foot occupancy as of quarter end	95.2%	96.7%		95.2%	96.7%
Properties included in same-store	869	869		869	869

Same-store revenues for the three and nine months ended September 30, 2022 increased compared to the same periods in 2021 due to higher average rates to existing customers and higher other operating income partially offset by lower occupancy.
Same-store expenses increased for the three and nine months ended September 30, 2022 compared to the same period in 2021 due to increases in payroll, credit card processing fees, utilities, property taxes and insurance.
The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$236,126	$199,820	$701,677	$593,900
Adjusted to exclude:
Gain on real estate transactions	—	—	(14,249)	(63,883)
Equity in earnings and dividend income from unconsolidated real estate entities	(11,149)	(8,255)	(30,436)	(23,533)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and purchase of joint venture partner's interest	—	—	—	(6,251)
Interest expense	56,245	39,670	146,249	120,605
Depreciation and amortization	71,423	61,516	208,396	179,685
Income tax expense	6,760	6,772	15,516	16,330
Transaction related costs	—	—	1,465	—
General and administrative	32,275	24,395	93,288	74,276
Management fees, other income and interest income	(40,371)	(28,608)	(114,894)	(84,191)
Net tenant insurance	(37,099)	(36,749)	(112,744)	(104,806)
Non same-store rental revenue	(56,869)	(29,244)	(141,227)	(76,182)
Non same-store operating expense	27,127	15,111	66,710	40,933
Total same-store net operating income	$284,468	$244,428	$819,751	$666,883

Same-store rental revenues	$371,918	$322,111	$1,075,412	$900,266
Same-store operating expenses	87,450	77,683	255,661	233,383
Same-store net operating income	$284,468	$244,428	$819,751	$666,883

CASH FLOWS

Cash flows from operating activities for the nine months ended September 30, 2022 increased when compared to the same period in the prior year as a result of our continued total revenue growth. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program.

Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$948,021	$729,268
Net cash used in investing activities	(1,242,254)	(417,792)
Net cash provided by (used in) financing activities	312,393	(358,204)

Significant components of net cash flow included:
Net income	$701,677	$593,900
Acquisition and development of real estate assets	(1,156,429)	(632,101)
Cash paid for business combination	(157,301)	—
Investment in unconsolidated real estate entities	(102,670)	(20,834)
Issuance and purchase of notes receivable	(314,542)	(143,270)
Proceeds from sale of notes receivable	203,695	116,822
Principal payments received from notes receivable	264,774	36,874
Proceeds from the sale of common stock, net of offering costs	—	273,358
Proceeds from notes payable and revolving lines of credit	3,983,865	3,323,000
Principal payments on notes payable and revolving lines of credit	(3,341,881)	(4,526,549)
Proceeds from issuance of public bonds, net	396,100	1,040,349
Dividends paid on common stock	(604,429)	(433,591)

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2022, we had $86,991 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2022 and 2021, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of September 30, 2022, we had $7,026,097 face value of debt, resulting in a debt to total enterprise value ratio of 22.4%. As of September 30, 2022, the ratio of total fixed-rate debt and other instruments to total debt was 62.2% ($4,367,099 total fixed-rate debt including $1,439,264 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2022 was 3.6%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2022.

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

We currently hold a BBB/Stable rating from S&P and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of September 30, 2022, we had a total of 900 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $16,636,222 and our total asset value was calculated as $21,568,602 according to the calculations as defined by our public bonds.

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
As of September 30, 2022, we had approximately $7.0 billion in total face value of debt, of which approximately $2.7 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR or SOFR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $26.6 million annually.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2022, we issued a total of 619,294 common Operating Partnership units (“OP Units”) at an average price of $201.84 per share (a total value of $125.0 million) in connection with the acquisition of various entities doing business as Storage Express. The OP Units were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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
101     The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
104    Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 4, 2022	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)