Form 10-K
period 2022-12-31
Extra Space Storage Inc.
filed 2023-02-28
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $22,430,933,071 based upon the closing price on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 22, 2023 was 134,985,035.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2022

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
•impacts from any outbreak of highly infectious or contagious diseases such as COVID-19, including reduced demand for self-storage space and ancillary products, and potential decreases in occupancy and rental rates and staffing levels, which could adversely affect our results; and
•economic uncertainty due to the impact of natural disasters, war or terrorism, which could adversely affect our business plan.
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

PART I
Item 1.     Business
General
Extra Space Storage Inc. (“we,” “our,” “us” or the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) formed as a Maryland corporation on April 30, 2004. We closed our initial public offering (“IPO”) on August 17, 2004. Our common stock is traded on the New York Stock Exchange under the symbol “EXR.”
We were formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. These companies were reorganized after the consummation of our IPO and various formation transactions. Our executive management team and board of directors have extensive experience and ownership positions in the Company.
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
Our principal offices are located at 2795 East Cottonwood Parkway, Suite 300, Salt Lake City, Utah 84121, telephone number (801) 365-4600.
Our internet address is www.extraspace.com. We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through the Investor Relations section of our website.
Self-Storage Operations
We own, operate, manage, provide lending to, acquire, develop and redevelop self-storage properties (“stores”). We operate and manage our business by evaluating the operating performance of the properties for our entire portfolio which includes wholly-owned stores, stores in which we have a partial ownership interest and managed stores. Stores offer month-to-month rental of storage space for personal or business use.
As of December 31, 2022, we owned and/or operated 2,338 stores in 41 states, and Washington, D.C., comprising approximately 176.1 million square feet of net rentable space in approximately 1.6 million units.
Other Operations
Our tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in our stores. Our customers have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities, as well as those we manage for third parties. A wholly-owned, consolidated subsidiary fully reinsures such policies and thereby assumes all risk of losses under these policies and receives reinsurance premiums substantially equal to the premiums collected from our tenants, from the non-affiliated insurance company.
As of December 31, 2022, we managed 887 stores for third party owners. Our management business enables us to generate increased revenues through management fees as well as expand our geographic footprint, data sophistication and scale with little capital investment. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, we see our management business as a potential future acquisition pipeline.
We have a bridge lending program, under which we provide financing to third party self storage owners for operating properties that we manage. This program helps us increase our management business, create additional potential future acquisition opportunities, and strengthen our relationships with partners, all while generating interest and fee income. We generally originate mortgage loans and mezzanine loans, with the intent to sell many of the mortgage loans to third parties, while retaining our interests in the mezzanine loans. As of December 31, 2022, the total principal balance of bridge loans receivable was $491.9 million.

We have made investments in preferred stock of other self-storage companies. These investments benefit us by providing dividend income, increasing our management business, and creating additional potential future acquisition opportunities through relationships with the companies in which we invest.
Operating Segments
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
Maximize the performance of our stores through strategic, efficient and proactive management
We pursue revenue-generating and expense-minimizing opportunities in our operations. We seek to maximize revenue by responding to changing market conditions through our advanced technology systems' ability to provide real-time, interactive rental rate and discount management. Our size allows us greater ability than the majority of our competitors to implement more dynamic online marketing programs, which we believe will attract more customers to our stores at a lower net cost.
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
Financing of Our Long-Term Growth Strategies
As a REIT, we are required to distribute at least 90%of our REIT taxable income to our stockholders. Consequently, we require access to additional sources of capital to fund our growth. We expect to maintain a flexible approach to financing growth. We plan to finance future acquisitions, store development and our bridge loan program through a diverse capital optimization strategy which includes but is not limited to: cash generated from operations, borrowings under our revolving lines of credit (the "Credit Lines"), secured and unsecured financing, equity offerings, joint ventures and the sale of stores.
Credit Lines - We have two credit lines which we primarily use as short-term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2022, our Credit Lines had available capacity of $1.4 billion, of which $445.0 million was undrawn.

Secured and Unsecured Debt - We primarily use public bonds, unsecured private placement bonds and unsecured bank term loans to finance store acquisitions and development efforts. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2022, we had $1.3 billion of secured notes payable and $5.1 billion of unsecured notes payable outstanding.
Equity - We have an active "at the market" ("ATM") program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2022, we didn't issue or sell any shares of common stock.
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
Joint Ventures - As of December 31, 2022, we owned 319 of our stores through joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture, but do not control the joint ventures.
Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial or investment conditions. For the year ended December 31, 2022, we sold two stores for $38.7 million.
Industry & Competition
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
The self-storage industry is a mature industry that has seen the average occupancy continue to increase. According to the Self-Storage Almanac (the “Almanac”), the national average physical occupancy rate was 90.2% of net rentable square feet in 2015, compared to an average physical occupancy rate of 93.4% in 2022. Our average occupancy for wholly-owned stores for 2022 was 93.3%.
The industry is also characterized by fragmented ownership. According to the Almanac, as of the end of 2022, the top ten self-storage companies in the United States operated approximately 24.2% of the total U.S. stores, and the top 50 self-storage companies operated approximately 31.9% of the total U.S. stores. We believe this fragmentation will contribute to continued consolidation at some level in the future.
We believe that we are well positioned to compete for acquisitions. We have encountered competition when we have sought to acquire existing operating stores, especially for brokered portfolios. Competitive bidding practices have been commonplace between both public and private entities, and this will likely continue.
Regulation
Generally, stores are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and the Americans with Disabilities Act of 1990. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, which increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on stores, or laws affecting development, construction, operation, limitations on rent increases due to state of emergency or similar orders, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of stores or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows. In addition, noncompliance with any of these laws, ordinances or regulations could result in the imposition of fines or an award of damages to private litigants and also could require substantial capital expenditures to ensure compliance.
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

As of December 31, 2022, we had 4,781 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement. In 2022, we invited our employees to participate in an employee satisfaction survey. We achieved an overall satisfaction score of 79% with over 91% of our employees participating in our survey.

Compensation, Health and Well Being

We offer competitive health benefits and encourage our employees to participate in employee health and wellness programs. Over 58% of our employees who are enrolled in our health plan participate in these programs. We offer individualized counseling to our employees to assist them with their journey towards better health. We also offer other health-oriented benefits such as smoking cessation programs and a fitness program that allows for reimbursements to employees for expenses incurred relating to fit-friendly activities, sports or exercise equipment.

Training and Development

In order to attract and retain diverse top talent, we offer training and development opportunities for our employees. In 2022, we invested in training and development for our employees, which included leadership training, communication training, individual learning plans, site manager training and mentorship programs. Our field employees received an average of eight hours of training and each new hire received an average of 82 hours of training in 2022. Additionally, we provide our employees with an education assistance program through Western Governors University that allows our employees a path to an undergraduate degree in business or information technology through scholarships and other assistance.

Diversity, Equity and Inclusion

We value diversity, equity and inclusion and undertake a wide spectrum of initiatives to attract and retain a diverse workforce. During 2022, we expanded participation in our employee resource groups that provide our employees a space to build community by celebrating their culture, providing mentoring opportunities and developing educational content for Extra Space. We will continue to implement and pursue diversity, equity and inclusion initiatives and tracking that allow us to attract and retain diverse top talent, improve employee engagement, increase innovation and customer insight and enhance the quality of our decision making. We also launched a formal internship program with Project Destined to support a more diverse talent pipeline into real estate professions. Utah Business Magazine recently recognized us as one of the top 100 Companies Championing Women.

Our employee population is approximately 47% female and approximately 44% have self-identified as people of color: Black or African American (16%), Hispanic or Latino (20%), Asian (2.4%), of two or more races (4.2%), Native American (0.6%), and Pacific Islander (0.5%).

We believe that our emphasis on training and development, employee safety, employee health and well-being, and a commitment to diversity, equity and inclusion leads to an increase in employee productivity and positions us to attract and retain top diverse talent.
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
Our revenues and net operating income can be negatively impacted by general economic factors and other conditions that lead to a reduction in demand for rental space in the markets in which we operate. Our operations, revenues and operating income may be adversely impacted by, for example, increases in unemployment rates, rising interest rates, changing demographics, recessions, perceptions about the safety of our stores, changes in local zoning laws, consequences from climate change, public health emergencies, as well as earthquakes, hurricanes and other natural disasters, terrorist acts, civil disturbances or acts of war.
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
We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While to date, we do not believe that we have experienced any significant system failure, accident or security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability claims or regulatory penalties and have a material adverse effect on our business and results of operations. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Failure to comply with laws and regulations relating to data privacy and protection, could adversely affect our business and our financial condition.
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, the California Consumer Privacy Act of 2018 ("CCPA") went into effect on January 1, 2020, and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act ("CPRA") generally went into effect in January 2023, and significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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

Public health emergencies, such as pandemics including the COVID-19 pandemic, and measures intended to prevent the spread of a public health emergency, could adversely affect our results of operations.

We face risks related to public health emergencies, such as epidemics and pandemics, including the COVID-19 pandemic, which impacted our business in 2020, and could materially and adversely impact our results of operations in the future. The impact of a public health emergency, and measures to prevent the spread of a virus or the underlying causes of a health crisis, could lower demand for storage facilities due to, among other things, stay-at home orders and other restrictions which may lead to lower rental rates, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. In addition, a public health emergency could cause general economic and market disruptions which could impair our ability to expand our business, raise capital and adversely affect the value of our securities. Although the self-storage industry has historically been resilient to ordinary market downturns, the impact of the COVID-19 pandemic and other pandemics, epidemics or public health emergencies on the U.S. and world economies generally, and on our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.

Climate change may adversely affect our results of operations.
Climate change may cause extreme weather, changes in precipitation and temperature, increases in wild fire risk and rising sea levels in the areas in which we operate which may cause physical damage to our stores or a decrease in demand for rental space in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected, and may negatively impact the types and pricing of insurance we are able to procure. In addition, changes in federal, state and local legislation and regulation on climate change could result in increased operating costs (for example, increased utility costs) and/or increased capital expenditures to improve the energy efficiency of our existing stores and could also require us to spend more on our new stores without a corresponding increase in revenue. Further, the impact of climate change may increase the cost of, or make unavailable, property insurance or other hazard insurance on terms we find acceptable or necessary to adequately protect our properties.
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
As of December 31, 2022, we held interests in 319 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
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
Uncertainty in the credit and financial markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund development projects. Credit and financial markets can be volatile and may be impacted by diminished liquidity and credit availability, rising interest and inflation rates, declines in economic growth and uncertainty about economic stability as well as geopolitical events such as the ongoing conflict between Russia and Ukraine, terrorism, civil unrest and acts of war. A downturn in the credit and financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell stores or may adversely affect the price we receive for stores that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our stores or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.
As of December 31, 2022, we had approximately $7.4 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income each year, determined without regard to the deduction for dividends paid and including net capital gains.
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
As of December 31, 2022, we had approximately $7.4 billion of debt outstanding, of which approximately $2.6 billion, or 35.3% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 5.5% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.
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
LIBOR and certain other “benchmarks” have been the subject of continuing national, international and other regulatory guidance and proposals for reform. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, publicly announced that it intends to phase out LIBOR, and on March 5, 2021, the FCA announced that USD LIBOR will no longer be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of one week and two month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. In anticipation of the planned discontinuation of LIBOR, we have converted most of our contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"), and expect to have converted all remaining contracts indexed to LIBOR to SOFR by June 30, 2023. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.
The ongoing transition from LIBOR to SOFR has and may continue to impact our business, including by affecting interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and may vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, have been and will continue to be impacted by the transition from LIBOR to SOFR or other benchmark rates. In addition, transitioning to an alternative reference rate can be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
These risks may have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
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
Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
As of December 31, 2022, we owned or had ownership interests in 1,451 operating stores. Of these stores, 1,132 are wholly-owned, one is in a consolidated joint venture, and 318 are in unconsolidated joint ventures. In addition, we managed 887 stores for third parties bringing the total number of stores which we own and/or manage to 2,338. These stores are located in 41 states, and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
2%
Northeast
16%
Midwest
14%
California
15%
Mtn West
9%
Mid-Atlantic
10%
Southeast
11%
Hawaii
1%
EXR PRESENCE
NO PRESENCE
Texas
10%
Florida
12%

*Weighted by portfolio square footage as of December 31, 2022

As of December 31, 2022, approximately 1,335,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2022, the average length of stay was approximately 16.4 months.
The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $21.09 for the year ended December 31, 2022, compared to $17.68 for the year ended December 31, 2021. Average annual rent per square foot for new leases was $18.55 for the year ended December 31, 2022, compared to $19.30 for the year ended December 31, 2021. The average discounts, as a percentage of rental revenues, during these periods were 2.9% and 3.3%, respectively.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.
The following table presents additional information regarding net rentable square feet and the number of stores by state:

	As of December 31, 2022
	REIT Owned		JV Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	9	677,643	2	150,808	4	276,695	15	1,105,146
Arizona	25	1,781,391	10	767,735	21	1,813,435	56	4,362,561
California	177	13,617,759	49	3,589,268	101	9,245,648	327	26,452,675
Colorado	17	1,148,067	9	664,076	26	1,889,128	52	3,701,271
Connecticut	7	538,856	7	575,724	8	512,463	22	1,627,043
Delaware	—	—	2	143,330	2	149,951	4	293,281
Florida	112	8,666,633	44	3,648,367	111	8,681,681	267	20,996,681
Georgia	67	5,188,222	15	1,215,893	23	1,758,268	105	8,162,383
Hawaii	14	942,888	—	—	3	159,393	17	1,102,281
Idaho	2	131,569	—	—	1	78,180	3	209,749
Illinois	60	3,692,816	10	740,744	30	2,104,187	100	6,537,747
Indiana	91	3,941,553	1	57,866	20	1,463,018	112	5,462,437
Kansas	1	50,059	2	108,920	3	228,935	6	387,914
Kentucky	13	958,359	1	51,771	9	782,473	23	1,792,603
Louisiana	5	386,984	—	—	11	808,823	16	1,195,807
Maine	—	—	—	—	8	572,791	8	572,791
Maryland	35	2,951,121	11	898,882	39	2,758,372	85	6,608,375
Massachusetts	47	3,006,416	9	613,696	30	1,919,036	86	5,539,148
Michigan	8	667,567	4	309,126	9	646,509	21	1,623,202
Minnesota	7	584,395	4	304,882	16	1,171,513	27	2,060,790
Mississippi	3	234,245	—	—	—	—	3	234,245
Missouri	6	431,381	2	119,650	13	985,543	21	1,536,574
Nebraska	—	—	—	—	3	277,866	3	277,866
Nevada	14	1,039,354	4	474,116	8	764,572	26	2,278,042
New Hampshire	2	134,764	2	84,165	5	332,146	9	551,075
New Jersey	64	5,113,817	17	1,228,570	38	2,891,480	119	9,233,867
New Mexico	11	698,987	10	683,085	12	899,202	33	2,281,274
New York	28	2,046,133	18	1,511,452	36	2,214,518	82	5,772,103
North Carolina	23	1,727,329	5	401,432	21	1,638,229	49	3,766,990
Ohio	24	1,463,573	5	325,138	8	645,184	37	2,433,895
Oklahoma	1	61,983	—	—	19	1,502,667	20	1,564,650
Oregon	8	549,012	1	65,165	10	737,843	19	1,352,020
Pennsylvania	21	1,547,076	9	678,998	34	2,497,016	64	4,723,090
Rhode Island	2	134,752	—	—	3	241,095	5	375,847
South Carolina	23	1,713,004	11	708,571	27	2,272,571	61	4,694,146
Tennessee	22	1,855,296	13	880,621	12	898,630	47	3,634,547
Texas	111	9,108,367	27	2,124,488	85	7,491,410	223	18,724,265
Utah	10	697,387	—	—	24	1,950,333	34	2,647,720
Virginia	53	4,267,954	9	703,835	26	1,735,604	88	6,707,393
Washington	9	684,906	—	—	13	1,060,316	22	1,745,222
Washington, DC	1	99,939	1	103,553	4	310,872	6	514,364
Wisconsin	—	—	4	370,993	11	856,701	15	1,227,694
Totals	1,133	82,541,557	318	24,304,920	887	69,224,297	2,338	176,070,774
(1) REIT owned property count includes one store owned in a consolidated joint venture.

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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded under the symbol “EXR” on the New York Stock Exchange ("NYSE") since our IPO on August 17, 2004. On February 22, 2023, the closing price of our common stock as reported by the NYSE was $154.30. At February 22, 2023, we had 480 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities

In October 2020, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $400.0 million. During the year ended December 31, 2022, we repurchased 381,786 shares at an average price of $165.03 per share, paying a total of $63.0 million. As of December 31, 2022, we had remaining authorization to repurchase shares with an aggregate value up to $337.0 million.
Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the year ended December 31, 2022 have previously been disclosed in filings with the SEC.
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
EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2022.
We evaluate goodwill for impairment at least annually and whenever events, circumstances, and other related factors indicate that fair value of the related reporting unit may be less than the carrying value. If the fair value of the reporting unit is determined to exceed the aggregate carrying amount, no impairment charge is recorded. Otherwise, an impairment charge is recorded to the extent the carrying amount of the goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value. No impairments were recorded in our evaluations for any period presented herein.
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
INCOME TAXES: We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, among other requirements, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to that portion of our income which meets certain criteria and is distributed annually to our stockholders. We plan to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be subject to U.S. federal corporate income tax on all of our taxable income for at least that year and the ensuing four years. We could also be subject to penalties and interest, and our net income may be materially different from the amounts reported in our financial statements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements affecting our business, see Item 8, “Financial Statements and Supplementary Data–Recently Issued Accounting Standards.”

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
Overview
Results for the year ended December 31, 2022 included the operations of 1,451 stores (1,132 wholly-owned, one in a consolidated joint venture, and 318 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2021, which included the operations of 1,268 stores (981 wholly-owned, four in a consolidated joint venture, and 283 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below.

Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2022	2021	$ Change	% Change

Property rental	$1,654,735	$1,340,990	$313,745	23.4%
Tenant reinsurance	185,531	170,108	15,423	9.1%
Management fees and other income	83,904	66,264	17,640	26.6%
Total revenues	$1,924,170	$1,577,362	$346,808	22.0%

Property Rental—The increase in property rental revenues for the year ended December 31, 2022 was primarily the result of an increase of $220,629 at our stabilized stores related to high occupancy and increased rents to existing customers. Property rental revenue also increased by $100,601 associated with acquisitions completed in 2022 and 2021. We acquired 153 stores during the year ended December 31, 2022 and we acquired 74 stores during the year ended December 31, 2021. Property rental revenue also increased by $5,431 during the year ended December 31, 2022 as a result of increases in occupancy at our lease-up stores. These increases were offset by approximately $15,460 related to the sale of 16 stores into a new joint venture and 16 stores to a third party during 2021.
Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated and the higher average occupancy across the portfolio. We operated 2,338 stores at December 31, 2022, compared to 2,096 stores at December 31, 2021.
Management Fees and Other Income—Management fees and other income represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the year ended December 31, 2022 was primarily due to an increase in the number of stores managed. As of December 31, 2022, we managed 1,206 stores for third parties and joint ventures compared to 1,115 stores as of December 31, 2021.

Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2022	2021	$ Change	% Change

Property operations	$435,342	$368,608	$66,734	18.1%
Tenant reinsurance	33,560	29,488	4,072	13.8%
Transaction related costs	1,548	—	1,548	—
General and administrative	129,251	102,194	27,057	26.5%
Depreciation and amortization	288,316	241,879	46,437	19.2%
Total expenses	$888,017	$742,169	$145,848	19.7%
Property Operations—The increase in property operations expense consists primarily of an increase of $32,242 at stabilized stores due to increased payroll, credit card processing fees, utilities, property taxes and insurance. The increase was also attributed to $34,547 related to acquisitions completed in 2022 and 2021. We acquired 153 stores during the year ended December 31, 2022 and acquired 74 stores during the year ended December 31, 2021. The increase was partially offset by a decrease in expense of $6,934 related to property sales.
Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense for the year ended December 31, 2022 was due primarily to the increase in total number of stores operated compared to the prior year and major storm events that occurred causing an increase in claim payouts. Tenant reinsurance expense included a $3,000 charge for tenant reinsurance claims related to damages incurred from Hurricane Ian. We operated 2,338 stores at December 31, 2022, compared to 2,096 stores at December 31, 2021.
Transaction Related Costs—This represents the costs that were incurred as part of the acquisition of Bargold Storage Systems, LLC ("Bargold").
General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. Our overall expense has increased due to acquisitions, business combinations and growth through our joint venture partners and managed portfolio. During 2021, we experienced higher than average turnover and extended times to fill. We experienced wage pressure which led to increases in wages of approximately 10% nationwide. During 2022, we continued to see these trends but to a lesser extent and as such we do not expect these trends to continue in 2023. No other material trends in specific travel or other expenses were observed.
Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 153 stores during the year ended December 31, 2022, and acquired 74 stores during the year ended December 31, 2021.

Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Gain on real estate transactions	$14,249	$140,760	$(126,511)	(89.9)%
Interest expense	(219,171)	(166,183)	(52,988)	31.9%
Interest income	69,422	49,703	19,719	39.7%
Equity in earnings and dividend income from unconsolidated real estate entities	41,428	32,358	9,070	28.0%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	—	6,251	(6,251)	100.0%
Income tax expense	(20,925)	(20,324)	(601)	3.0%
Total other expense, net	$(114,997)	$42,565	$(157,562)	(370.2)%

Gain on Real Estate Transactions — During the year ended December 31, 2022 we sold two stores. We recognized a total gain of $14,249 related to the sale of these assets. During the first quarter of 2021, we sold 16 stores to a newly established unconsolidated joint venture for a total sales price of $168,885 resulting in a gain of $63,477. Additionally, we sold 16 stores during the fourth quarter of 2021 to a third party for a total sales price of $204,500 resulting in a gain of $73,854.
Interest Expense—The increase in interest expense during the year ended December 31, 2022 was the result of higher overall debt and a higher average interest rate when compared to the same period in the prior year. Information on the total face value of debt and the average interest rate for the years ended December 31, 2022 and December 31, 2021 is set forth in the following table:

	For the Year Ended December 31,
	2022	2021
Total face value of debt	$7,364,424	$5,984,113
Average interest rate	4.1%	2.6%
Interest Income—Interest income represents interest earned on bridge loans and debt securities, income earned on notes receivable from common and preferred Operating Partnership unit holders and amounts earned on cash and cash equivalents deposited with financial institutions. The total principal balance of bridge loans receivable as of December 31, 2022 was $491,879, compared to $279,042 as of December 31, 2021. The increase in interest income during the year ended December 31, 2022 was primarily the result of the higher bridge loan balances along with higher interest rates.
Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated real estate ventures. In joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits, as applicable. We added a total of 37 stores to new and existing joint ventures for the year ended December 31, 2022 resulting in higher earnings when compared to the prior year. Dividend income represents dividends from our $200,000 investment in preferred stock of SmartStop.
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
Income Tax Expense—For the year ended December 31, 2022, the increase in income tax expense was the result of an increase in income earned by our TRS when compared to the same period in the prior year.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The results of operations for the years ended December 31, 2021 compared to December 31, 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021 on page 21, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2022.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$860,688	$827,649	$481,779

Adjustments:
Real estate depreciation	263,923	229,133	214,345
Amortization of intangibles	13,623	4,420	1,900
Gain on real estate transactions	(14,249)	(140,760)	(18,075)
Unconsolidated joint venture real estate depreciation and amortization	16,644	11,954	9,021
Unconsolidated joint venture gain on sale of real estate assets and purchase of partner's interest	—	(6,251)	—
Distributions paid on Series A Preferred Operating Partnership units	(2,288)	(2,288)	(2,288)
Income allocated to Operating Partnership noncontrolling interests	60,468	50,109	35,803
Funds from operations attributable to common stockholders and unit holders	$1,198,809	$973,966	$722,485

SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
Our same-store pool for the periods presented consists of 867 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio:

	For the Year Ended December 31,		Percent
	2022	2021	Change
Same-store rental revenues	$1,443,327	$1,229,688	17.4%
Same-store operating expenses	$339,195	$311,718	8.8%
Same-store net operating income	$1,104,132	$917,970	20.3%

Same-store square foot occupancy as of year end	94.2%	95.3%

Properties included in same-store	867	867

Same-store revenues for the year ended December 31, 2022 increased compared to the same periods in 2021 due to higher average rates to existing customers and higher other operating income partially offset by lower occupancy.

Same-store expenses increased for the three months and year ended December 31, 2022 compared to the same periods in 2021 due to increases in payroll, credit card processing fees, utilities, property taxes and insurance. The same-store expense growth rate for the year ended December 31, 2022 is amplified by negative expense growth in the 2021 comparable period.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2022	2021
Net Income	$921,156	$877,758
Adjusted to exclude:
Gain on real estate transactions	(14,249)	(140,760)
Equity in earnings and dividend income from unconsolidated real estate entities	(41,428)	(32,358)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	—	(6,251)
Interest expense	219,171	166,183
Depreciation and amortization	288,316	241,879
Income tax expense	20,925	20,324
Transaction related costs	1,548	—
General and administrative	129,251	102,194
Management fees, other income and interest income	(153,326)	(115,967)
Net tenant insurance	(151,971)	(140,620)
Non same-store rental revenue	(211,408)	(111,302)
Non same-store operating expense	96,147	56,890
Total same-store net operating income	$1,104,132	$917,970

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The same-store results for the years ended December 31, 2021 compared to December 31, 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021 on page 21, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2022.

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

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$1,238,139	$952,436	$771,232
Net cash used in investing activities	$(1,648,459)	$(837,540)	$(955,427)
Net cash provided by (used in) financing activities	$431,861	$(166,711)	$241,471

Significant components of net cash flow included:
Net income	$921,156	$877,758	$517,582
Depreciation and amortization	$288,316	$241,879	$224,444
Acquisition, development and redevelopment of stores	$(1,353,510)	$(1,289,524)	$(387,448)
Cash paid for business combination	$(157,302)	$—	$—
Gain on real estate transactions	$(14,249)	$(140,760)	$(18,075)
Investment in unconsolidated real estate entities	$(118,963)	$(54,602)	$(64,792)
Issuance and purchase of notes receivable	$(529,245)	$(317,482)	$(313,355)
Investment in debt securities	$—	$—	$(300,000)
Proceeds from sale of notes receivable	$210,048	$172,002	$62,764
Principal payments received from notes receivable	$283,636	$51,463	$10,102
Proceeds from the sale of common stock, net of offering costs	$—	$273,189	$103,468
Proceeds from sale of real estate assets and investments in real estate ventures	$39,367	$572,728	$44,024
Net proceeds from our debt financing and repayment activities	$1,376,411	$206,691	$691,270
Repurchase of common stock	$(63,008)	$—	$(67,873)
Proceeds from issuance of public bonds, net	$396,100	$1,040,349	$—
Dividends paid on common stock	$(805,311)	$(600,994)	$(467,765)

We believe that cash flows generated by operations, along with our existing cash and cash equivalents, the availability of funds under our existing lines of credit, and our access to capital markets will be sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. These cash needs include operating expenses, monthly debt service payments, recurring capital expenditures, acquisitions, funding for the bridge loan program, building redevelopments and expansions, distributions to unit holders and dividends to stockholders necessary to maintain our REIT qualification.

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
As of December 31, 2022, we had $92,868 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2022 and 2021, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
As of December 31, 2022, we had $7,364,424 face value of debt, resulting in a debt to total enterprise value ratio of 25.8%. As of December 31, 2021, we had $5,984,113 face value of debt, resulting in a debt to total enterprise value ratio of 15.6%. As of December 31, 2022, the ratio of total fixed-rate debt and other instruments to total debt was 64.7% (including $1,837,714 on which we have interest rate swaps that have been included as fixed-rate debt). As of December 31, 2021, the ratio of total fixed-rate debt and other instruments to total debt was 75.3% (including $1,983,145 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of total debt at December 31, 2022 and 2021 was 4.1% and 2.6%, respectively. As of December 31, 2022, the weighted average interest rate for all fixed rate debt was 3.4%, and the weighted average interest rate on all variable rate debt was 5.5%. As of December 31, 2021, the weighted average interest rate for all fixed rate debt was 3.1%, and the weighted average interest rate on all variable rate debt was 1.3%.
In January 2021, we received a Baa2 rating from Moody's Investors Service and in July 2019, we obtained a BBB/Stable rating from S&P. We intend to manage our balance sheet to preserve such ratings. Certain of our real estate assets are pledged as collateral for our debt. We have a total of 908 unencumbered stores as defined by our public bonds. Our unencumbered asset value is calculated as $17,142,473 and our total asset value is calculated as $22,155,942 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2022.
We expect to fund our short-term and long-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness, out of our operating cash flow, cash on hand and borrowings under our revolving lines of credit. In addition, we are pursuing additional sources of financing based on anticipated funding needs.
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
As of December 31, 2022, we had approximately $7,364,424 in total face value debt, of which approximately $2,602,228 was subject to variable interest rates (excluding debt with interest rate swaps). If benchmark index rates were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $26,022 annually.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Purchase price allocation

Description of the Matter
For the year ended December 31, 2022, the Company completed the acquisition of 153 self-storage properties (“stores”) for a total purchase price of $1.37 billion. As further discussed in Note 2 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated to the real estate assets acquired based on their relative fair values, which are estimated using unobservable inputs.

Auditing the accounting for the Company’s 2022 acquisitions of stores was subjective because in determining the fair value of acquired land and buildings, the Company had to rely on unobservable inputs due to the lack of available directly comparable market information. In particular, the fair value estimates were sensitive to assumptions such as price of land per square foot, and current replacement cost estimates, including adjustments for the age, class, height, square footage, condition, location, and turnkey factor associated with the acquired assets.

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

For the 2022 store acquisitions described above, our procedures included, but were not limited to, evaluating the Company’s valuation methodologies and evaluating the significant assumptions used to determine the fair value of the assets acquired. For certain of these asset acquisitions, we tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost of buildings and comparing the adjustments for the age, class, height, square footage, condition, location, and turnkey factor with the acquired assets to industry publications. Additionally, we also compared significant assumptions, including prices per square foot to third-party sources such as recent land sales. For certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales and replacement cost assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Salt Lake City, Utah
February 28, 2023

Extra Space Storage Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets:
Real estate assets, net	$9,997,978	$8,834,649
Real estate assets - operating lease right-of-use assets	221,725	227,949
Investments in unconsolidated real estate entities	582,412	457,326
Investments in debt securities and notes receivable	858,049	719,187
Cash and cash equivalents	92,868	71,126
Other assets, net	414,426	164,240
Total assets	$12,167,458	$10,474,477
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,288,555	$1,320,755
Unsecured term loans, net	2,340,116	1,741,926
Unsecured senior notes, net	2,757,791	2,360,066
Revolving lines of credit	945,000	535,000
Operating lease liabilities	229,035	233,356
Cash distributions in unconsolidated real estate ventures	67,352	63,582
Accounts payable and accrued expenses	171,680	142,285
Other liabilities	289,655	291,531
Total liabilities	8,089,184	6,688,501
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 133,921,020 and 133,922,305 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,339	1,339
Additional paid-in capital	3,345,332	3,285,948
Accumulated other comprehensive income (loss)	48,798	(42,546)
Accumulated deficit	(135,872)	(128,245)
Total Extra Space Storage Inc. stockholders' equity	3,259,597	3,116,496
Noncontrolling interest represented by Preferred Operating Partnership units, net	261,502	259,110
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	557,175	410,370
Total noncontrolling interests and equity	4,078,274	3,785,976
Total liabilities, noncontrolling interests and equity	$12,167,458	$10,474,477
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Operations
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Property rental	$1,654,735	$1,340,990	$1,157,522
Tenant reinsurance	185,531	170,108	146,561
Management fees and other income	83,904	66,264	52,129
Total revenues	1,924,170	1,577,362	1,356,212
Expenses:
Property operations	435,342	368,608	360,615
Tenant reinsurance	33,560	29,488	26,494
Transaction related costs	1,548	—	—
General and administrative	129,251	102,194	96,594
Depreciation and amortization	288,316	241,879	224,444
Total expenses	888,017	742,169	708,147
Gain on real estate transactions	14,249	140,760	18,075
Income from operations	1,050,402	975,953	666,140
Interest expense	(219,171)	(166,183)	(168,626)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	—	(3,675)
Interest income	69,422	49,703	15,192
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	900,653	859,473	509,031
Equity in earnings and dividend income from unconsolidated real estate entities	41,428	32,358	22,361
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	—	6,251	—
Income tax expense	(20,925)	(20,324)	(13,810)
Net income	921,156	877,758	517,582
Net income allocated to Preferred Operating Partnership noncontrolling interests	(17,623)	(14,697)	(12,882)
Net income allocated to Operating Partnership and other noncontrolling interests	(42,845)	(35,412)	(22,921)
Net income attributable to common stockholders	$860,688	$827,649	$481,779
Earnings per common share
Basic	$6.41	$6.20	$3.71
Diluted	$6.41	$6.19	$3.71
Weighted average number of shares
Basic	134,050,815	133,374,938	129,541,531
Diluted	141,681,388	140,016,028	129,584,829
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$921,156	$877,758	$517,582
Other comprehensive income:
Change in fair value of interest rate swaps	96,249	59,325	(73,686)
Total comprehensive income	1,017,405	937,083	443,896
Less: comprehensive income attributable to noncontrolling interests	65,373	52,887	32,244
Comprehensive income attributable to common stockholders	$952,032	$884,196	$411,652
See accompanying notes

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit		Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2019	$175,948	$205,419	$366	129,534,407	$1,295	$2,868,681	$(28,966)	$(301,049)		$2,921,694
Issuance of common stock upon the exercise of options	—	—	—	134,930	1	4,758	—	—		4,759
Issuance of common stock in connection with share based compensation	—	—	—	143,187	1	16,280	—	—	`	16,281
Restricted stock grants cancelled	—	—	—	(5,083)	—	—	—	—		—
Issuance of common stock, net of offering costs	—	—	—	899,048	9	103,459	—	—		103,468
Buyback of common stock, net of offering costs	—	—	—	(826,797)	(8)	—	—	(67,865)		(67,873)
Redemption of Operating Partnership units for stock	—	(4,572)	—	123,993	1	4,571	—	—		—
Repurchase of equity portion of 2015 exchangeable senior notes	—	—	—	1,323,781	14	(14)	—	—		—
Repayment of receivable with Preferred operating units pledged as collateral on loan	—	16,213	—	—	—	—	—	—		16,213
Redemption of Preferred B Units in the Operating Partnership for cash	(1,000)	—	—	—	—	—	—	—		(1,000)
Redemption of Preferred D Units in the Operating Partnership for stock	(2,724)	—	—	30,495	1	2,723	—	—		—
Noncontrolling interest in consolidated joint venture	—	—	66	—	—	—	—	—		66
Net income (loss)	12,882	22,952	(31)	—	—	—	—	481,779		517,582
Other comprehensive loss	(456)	(3,103)	—	—	—	—	(70,127)	—		(73,686)
Distributions to Operating Partnership units held by noncontrolling interests	(12,598)	(21,017)	—	—	—	—	—	—		(33,615)
Dividends paid on common stock at $3.60 per share	—	—	—	—	—	—	—	(467,765)		(467,765)
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)		$2,936,124

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124
Issuance of common stock upon the exercise of options	—	—	—	62,322	—	4,572	—	—	4,572
Issuance of common stock in connection with share based compensation	—	—	—	148,228	—	17,303	—	—	17,303
Restricted stock grants cancelled	—	—	—	(12,808)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	2,185,685	22	273,167	—	—	273,189
Redemption of Operating Partnership units for stock	—	(6,373)	—	165,652	2	6,371	—	—	—
Redemption of Preferred B Units in the Operating Partnership for stock	(2,834)	—	—	15,265	1	2,833	—	—	—
Redemption of Operating Partnership units for cash	—	(173)	—	—	—	(615)	—	—	(788)
Repayment of receivable with Operating Partnership units pledged as collateral	—	411	—	—	—	—	—	—	411
Issuance of Operating Partnership units in conjunction with acquisitions	—	188,319	—	—	—	—	—	—	188,319
Issuance of Preferred D units in the Operating Partnership in conjunction with acquisitions	88,074	—	—	—	—	—	—	—	88,074
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(18,141)	—	—	(18,141)
Noncontrolling interest in consolidated joint venture	—	—	(82)	—	—	—	—	—	(82)
Net income (loss)	14,697	35,414	(2)	—	—	—	—	827,649	877,758
Other comprehensive income	366	2,412	—	—	—	—	56,547	—	59,325
Distributions to Operating Partnership units held by noncontrolling interests	(13,245)	(25,849)	—	—	—	—	—	—	(39,094)
Dividends paid on common stock at $4.50 per share	—	—	—	—	—	—	—	(600,994)	(600,994)
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	204,349	2	21,386	—	—	21,388
Restricted stock grants cancelled	—	—	—	(10,614)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(1,654)	—	—	—	(2,963)	—	—	(4,617)
Redemption of Preferred B Units in the Operating Partnership for cash	(4,500)	—	—	—	—	—	—	—	(4,500)
Issuance of Operating Partnership units in conjunction with business combination	—	16,000	—	—	—	—	—	—	16,000
Issuance of Operating Partnership units in conjunction with acquisitions	—	125,000	—	—	—	—	—	—	125,000
Issuance of Preferred D units in the Operating Partnership in conjunction with business combination	6,000	—	—	—	—	—	—	—	6,000
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	2	40,961	—	—	40,963
Repurchase of common stock, net of offering costs	—	—	—	(381,786)	(4)	—	—	(63,004)	(63,008)
Noncontrolling interest in consolidated joint venture	—	—	771	—	—	—	—	—	771
Net income	17,623	42,853	(8)	—	—	—	—	860,688	921,156
Other comprehensive income	577	4,328	—	—	—	—	91,344	—	96,249
Distributions to Operating Partnership units held by noncontrolling interests	(17,308)	(40,485)	—	—	—	—	—	—	(57,793)
Dividends paid on common stock at $6.00 per share	—	—	—	—	—	—	—	(805,311)	(805,311)
Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$921,156	$877,758	$517,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,316	241,879	224,444
Amortization of deferred financing costs	8,773	10,587	9,386
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	—	3,675
Non-cash lease expense	1,903	1,869	1,173
Compensation expense related to stock-based awards	21,386	17,303	16,281
Accrual of interest income added to principal of debt securities and notes receivable	(38,412)	(34,550)	(8,059)
Gain on real estate transactions	(14,249)	(140,760)	(18,075)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	—	(6,251)
Distributions from unconsolidated real estate ventures	13,162	7,035	6,893
Changes in operating assets and liabilities:
Other assets	(1,208)	(23,891)	(19,674)
Accounts payable and accrued expenses	29,027	10,951	17,974
Other liabilities	8,285	(9,494)	19,632
Net cash provided by operating activities	1,238,139	952,436	771,232
Cash flows from investing activities:
Acquisition of real estate assets	(1,291,491)	(1,233,298)	(320,148)
Cash paid for business combination	(157,302)	—	—
Development and redevelopment of real estate assets	(62,019)	(56,226)	(67,300)
Proceeds from sale of real estate assets and investments in real estate ventures	39,367	572,728	44,024
Investment in unconsolidated real estate entities	(118,963)	(54,602)	(64,792)
Return of investment in unconsolidated real estate ventures	342	31,534	371
Issuance and purchase of notes receivable	(529,245)	(317,482)	(313,355)
Investment in debt securities	—	—	(300,000)
Proceeds from sale of notes receivable	210,048	172,002	62,764
Principal payments received from notes receivable	283,636	51,463	10,102
Purchase of equipment and fixtures	(22,832)	(3,659)	(7,093)
Net cash used in investing activities	(1,648,459)	(837,540)	(955,427)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	273,189	103,468
Proceeds from notes payable and revolving lines of credit	5,188,011	4,666,632	3,281,000
Principal payments on notes payable and revolving lines of credit	(4,207,700)	(5,500,290)	(2,014,730)
Proceeds from issuance of public bonds, net	396,100	1,040,349	—
Deferred financing costs	(9,321)	(10,698)	(4,052)
Repurchase of exchangeable senior notes	—	—	(575,000)
Proceeds from principal payments on note receivable collateralized by OP Units	—	411	16,213
Net proceeds from exercise of stock options	—	4,572	4,759
Repurchase of common stock	(63,008)	—	(67,873)
Redemption of Preferred B Units for cash	(4,500)	—	—
Redemption of Operating Partnership units held by noncontrolling interests	(4,617)	(788)	(1,000)
Contributions from noncontrolling interests	—	—	66
Dividends paid on common stock	(805,311)	(600,994)	(467,765)
Distributions to noncontrolling interests	(57,793)	(39,094)	(33,615)
Net cash provided by (used in) financing activities	431,861	(166,711)	241,471
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,541	(51,815)	57,276
Cash, cash equivalents, and restricted cash, beginning of the period	76,194	128,009	70,733
Cash, cash equivalents, and restricted cash, end of the period	$97,735	$76,194	$128,009
Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$71,126	$109,124	$65,746
Restricted cash included in other assets	5,068	18,885	4,987
	$76,194	$128,009	$70,733
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$92,868	$71,126	$109,124
Restricted cash included in other assets	4,867	5,068	18,885
	$97,735	$76,194	$128,009
Supplemental schedule of cash flow information
Interest paid	$197,069	$152,170	$159,597
Income taxes paid	$18,957	$26,252	$5,181
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	$(6,373)	$(4,005)
Common stock and paid-in capital	$—	$6,373	$4,005
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$—	$(2,834)	$(2,724)
Additional paid-in capital	$—	$2,834	$2,724
Issuance of OP and Preferred OP units in conjunction with business combination
Preferred OP units issued	$(6,000)	$—	$—
OP units issued	$(16,000)	$—	$—
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$16,298	$6,655	$8,014
Operating lease liabilities	$(16,298)	$(6,655)	$(8,014)
Acquisitions of real estate assets
Real estate assets, net	$171,703	$318,036	$41,491
Value of equity issued	$(165,965)	$(276,393)	$—
Notes payable assumed	$—	$(20,028)	$—
Investment in unconsolidated real estate ventures	$1,085	$5,383	$—
Finance lease liability	$(6,823)	$(26,998)	$(41,491)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$368	$1,323	$656
Accounts payable and accrued expenses	$(368)	$(1,323)	$(656)

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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2022, the Company had direct and indirect equity interests in 1,451 storage facilities. In addition, the Company managed 887 stores for third parties bringing the total number of stores which it owns and/or manages to 2,338. These stores are located in 41 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
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
Principles of Consolidation
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
The Company has concluded that under certain circumstances when the Company enters into arrangements for the formation of joint ventures or when entering into a new bridge loan agreement, a VIE may be created under condition (i), (ii), (b) or (c) of the previous paragraph. For each VIE created, the Company has performed a qualitative analysis, including considering which party, if any, has the power to direct the activities most significant to the economic performance of each VIE and whether that party has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.
The Company determined that its operating partnership met the definition of a VIE and is consolidated. Additionally, as of December 31, 2021 the Company determined in addition to its operating partnership that it had one consolidated joint venture VIE, consisting of four stores.
Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of the VIE can only be used to satisfy the VIE's own contractual obligations, and the VIE's creditors have no recourse to the general credit of the Company.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$54,839	$—	$54,839	$—
Other liabilities - Cash flow hedge swap agreements	$73	$—	$73	$—
There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2022. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2022 or 2021.
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
The Company evaluates goodwill for impairment at least annually and whenever events, circumstances, and other related factors indicate that fair value of the related reporting unit may be less than the carrying value. If the fair value of the reporting unit is determined to exceed the aggregate carrying amount, no impairment charge is recorded. Otherwise, an impairment charge is recorded to the extent the carrying amount of the goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value. No impairments of goodwill were recorded for any period presented herein.
As of December 31, 2022 and 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, revolving lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2022 and 2021, approximate fair value.
The fair values of the Company’s notes receivable and notes receivable from Preferred and Common Operating Partnership unit holders were based on the discounted estimated future cash flow of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.
The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$95,965	$101,900	$101,824	$101,900
Fixed rate notes receivable	$5,191	$5,241	$105,954	$104,251
Fixed rate debt	$4,320,014	$4,762,196	$4,643,072	$4,506,435
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
The Company evaluated its investments in preferred stock of non-public real estate entities and determined it did not have significant influence over the entity, and the investment in preferred stock does not have a readily determinable fair value, therefore it has been recorded at the transaction price. The Company periodically evaluates the investment for impairment. No impairments were recorded during the year ended December 31, 2022.

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
Other Assets
Other assets consist of restricted cash, equipment and fixtures, capitalized software, rents receivable from our tenants, other receivables, other intangible assets, deferred tax assets, prepaid expenses, the fair value of interest rate swaps, and goodwill. Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. The Company capitalizes certain costs during the application development stage when developing software for internal use. As of December 31, 2022 and 2021, unamortized software costs were $23,165 and $21,493. During the year ended December 31, 2022 and 2021, the Company recorded amortization expense of $5,147 and $3,072, respectively, relating to capitalized software costs.
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
Redemption of Common Operating Partnership Units
The Company has the option to redeem common Operating Partnership Units in cash or shares of common stock. Redemption of common Operating Partnership units for shares of common stock, when redeemed under the original provisions of the Operating Partnership agreement, is accounted for by reclassifying the underlying net book value of the units from noncontrolling interest to the Company’s equity. Redemption of common Operating Partnership units for cash is accounted for by reducing the underlying net book value of the units from noncontrolling interest.

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
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. The Company records an unpaid claims liability at the end of each period based on existing unpaid claims and historical claims payment history. The unpaid claims liability represents an estimate of the ultimate cost to settle all unpaid claims as of each period end, including both reported but unpaid claims and claims that may have been incurred but have not been reported. The Company uses a third party claims administrator to adjust all tenant reinsurance claims received. The administrator evaluates each claim to determine the ultimate claim loss and includes an estimate for claims that may have been incurred but not reported. Annually, a third party actuary evaluates the adequacy of the unpaid claims liability. Prior year claim reserves are adjusted as experience develops or new information becomes known. The impact of such adjustments is included in the current period operations. The unpaid claims liability is not discounted to its present value. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts of 2,000 dollars to 10,000 dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2022, the average insurance coverage for tenants was approximately 3,500 dollars (coverage numbers not in thousands). The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant.
For the years ended December 31, 2022, 2021 and 2020, the number of individual claims made were 8,542, 8,748 and 8,226, respectively (claim numbers not in thousands).

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The following table presents information on the portion of the Company’s unpaid claims liability, which is included in other liabilities on the Company's consolidated balance sheets, that relates to tenant insurance for the periods indicated:

	For the Year Ended December 31,
Tenant Reinsurance Claims:	2022	2021	2020
Unpaid claims liability at beginning of year	$9,112	$8,294	$8,109
Claims and claim adjustment expense for claims incurred in the current year	20,533	16,901	14,534
Claims and claim adjustment expense (benefit) for claims incurred in the prior years	179	122	(1,351)
Payments for current year claims	(18,137)	(11,913)	(9,697)
Payments for prior year claims	(5,289)	(4,292)	(3,301)
Unpaid claims liability at the end of the year	$6,398	$9,112	$8,294
Advertising Costs
The Company incurs advertising costs primarily attributable to digital and other advertising. These costs are expensed as incurred. The Company recognized $19,285, $18,793 and $28,336 in advertising expense for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In order to maintain its qualification as a REIT, among other requirements, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, the Company would be subject to U.S. federal corporate income tax on all of its taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2022, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2022 and 2021, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2022 and 2021, the Company had no interest or penalties related to uncertain tax provisions.

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
Earnings Per Common Share
Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), and Series D Redeemable Preferred Units (“Series D Units”) and together with the Series A Units and Series B Units, the “Preferred OP Units") and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price of $183.21 for the year ended December 31, 2022.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2022	2021	2020
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	—	5,853,814
Series A Units (Variable Only)	—	—	875,480
Series B Units	187,664	246,618	400,771
Series D Units	1,140,513	726,037	1,143,547
	1,328,177	972,655	8,273,612
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$860,688	$827,649	$481,779
Earnings and dividends allocated to participating securities	(1,201)	(1,183)	(706)
Earnings for basic computations	859,487	826,466	481,073
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	50,706	43,093	—
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	(2,288)	(2,288)	—
Net income for diluted computations	$907,905	$867,271	$481,073

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	134,050,815	133,374,938	129,541,531
OP Units	6,749,995	5,752,902	—
Series A Units	875,480	875,480	—
Shares related to exchangeable senior notes and dilutive stock options	5,098	12,708	43,298
Average number of common shares outstanding - diluted	141,681,388	140,016,028	129,584,829
Earnings per common share
Basic	$6.41	$6.20	$3.71
Diluted	$6.41	$6.19	$3.71
Recently Issued Accounting Standards
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company also elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"). ASU 2022-03 clarifies the guidance on fair value measurement of an equity security that is subject to a contractual sale restriction. Currently, some entities apply a discount to the fair value of an equity security subject to a contractual sale restriction, while others do not. This update eliminates the diversity in practice by clarifying that a recognition of a discount related to a contractual sale restriction is not permitted. The Company occasionally issues Operating Partnership units that are subject to trading restrictions in conjunction with business combinations and asset acquisitions. The Company does not currently recognize a discount related to such trading restrictions. ASU 2022-03 has no impact on the Company's consolidated financial statements and has been early adopted for the year ended December 31, 2022.
3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2022	December 31, 2021
Land	$2,356,746	$2,151,319
Buildings, improvements and other intangibles	9,425,468	8,227,094
Right of use asset - finance lease	136,259	117,718
Intangible assets - tenant relationships	152,775	134,577
Intangible lease rights	12,943	12,443
	12,084,191	10,643,151
Less: accumulated depreciation and amortization	(2,138,524)	(1,867,750)
Net operating real estate assets	9,945,667	8,775,401
Real estate under development/redevelopment	52,311	59,248
Real estate assets, net	$9,997,978	$8,834,649
Real estate assets held for sale included in real estate assets, net	$—	$8,436
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $13,981, $4,778, and $2,258 for the years ended December 31, 2022, 2021 and 2020, respectively. The remaining balance of the unamortized lease rights will be amortized over the next six to 39 years. Accumulated amortization related to intangibles was 144,144 and 130,561 as of December 31, 2022 and 2021, respectively.

4.     OTHER ASSETS
The components of other assets are summarized as follows:

	December 31, 2022	December 31, 2021
Equipment and fixtures, net	$42,808	$29,060
Deferred line of credit financing costs, net	4,846	7,408
Prepaid expenses and deposits	50,318	39,384
Receivables, net	85,937	83,050
Goodwill	170,811	—
Restricted cash	4,867	5,068
Fair value of interest rate swaps	54,839	270
	$414,426	$164,240

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.     PROPERTY ACQUISITIONS AND DISPOSITIONS
Store Acquisition

The following table shows the Company’s acquisitions of stores for the years ended December 31, 2022 and 2021. The table excludes purchases of raw land and improvements made to existing assets.

		Consideration Paid							Total
Period	Number of Stores	Total	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Total 2022	153	$1,366,348	$1,193,261	$—	$6,823	$1,085	$(786)	$165,965	$1,366,348
Total 2021	74	$1,344,574	$1,011,483	$20,028	$26,998	$5,383	$4,292	$276,390	$1,344,574

On September 15, 2022, the Company completed the acquisition of multiple entities doing business as Storage Express for a purchase price of $590.0 million. A portion of the consideration paid was in the form of the issuance of 619,294 OP units (a total value of $125.0 million) and the remainder in cash. The portfolio included 106 operating stores and eight parcels of land for future development, all located in Illinois, Indiana, Kentucky and Ohio. This acquisition did not meet the definition of a business under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" and was therefore recorded as an asset acquisition.
Other Investments

On June 1, 2022, the Company completed the acquisition of Bargold Storage Systems, LLC ("Bargold") for a purchase price of approximately $179.3 million. Bargold leases space in apartment buildings, primarily in New York City and its boroughs, builds out the space as storage units, and subleases the units to tenants. As of June 1, 2022, Bargold had approximately 17,000 storage units with an approximate occupancy of 97%. This acquisition is considered a business combination under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

The following table summarizes the total consideration transferred to acquire Bargold:

Total cash paid by the company	$157,302
Fair value of Series D Units issued	16,000
Fair value of OP Units issued	6,000
Total consideration transferred	$179,302

As part of this acquisition, we recorded an expense of $1,465 related to transaction costs.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

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

The following table summarizes the revenues and earnings related to Bargold since the acquisition date of June 1, 2022, which are included in the Company's consolidated statement of operations for the year ended December 31, 2022:

Total revenues	$9,374
Net income from operations	$1,718

Pro Forma Information

As noted above, during the year ended December 31, 2022, the Company acquired Bargold. The following pro forma financial information is based on the combined historical financial statements of the Company and Bargold, however, only includes revenue and presents the Company's results as if the acquisition had occurred on January 1, 2021. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
	Pro Forma	Pro Forma
Total revenues	$1,930,816	$1,592,021
Store Dispositions

The Company disposed of one store on May 18 and one on June 21, 2022, for a total cash consideration of approximately $38.7 million, resulting in a gain of approximately $14.2 million. Both had been classified as held for sale.

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
Net Investments in unconsolidated real estate entities and Cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	December 31,
				2022	2021
PRISA Self Storage LLC	84	4%	4%	$8,596	$8,792
Storage Portfolio II JV LLC	36	10%	30%	(7,200)	(6,116)
Storage Portfolio IV JV LLC	32	10%	30%	49,139	40,174
Storage Portfolio I LLC	24	34%	49%	(41,372)	(40,168)
PR II EXR JV LLC	23	25%	25%	110,172	70,403
ESS-CA TIVS JV LP	16	55%	60%	30,778	32,288
VRS Self Storage, LLC	16	45%	54%	(15,399)	(14,269)
ARA-EXR JV LLC	12	10%	30%	19,137	—
ESS-NYFL JV LP	11	16%	24%	11,332	11,796
Extra Space Northern Properties Six LLC	10	10%	35%	(3,382)	(3,029)
Alan Jathoo JV LLC	9	10%	10%	7,414	7,621
ESS Bristol Investments LLC	8	10%	30%	2,110	2,628
ESS - BGO Atlanta GA JV LLC	7	20%	35%	30,467	—
Storage Portfolio V JV LLC	6	10%	30%	9,517	—
PR EXR Self Storage, LLC	5	25%	40%	58,476	59,393
Storage Portfolio III JV LLC	5	10%	30%	5,467	5,596
Other unconsolidated real estate ventures	14	20-50%	20-50%	39,808	18,635
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	318			$515,060	$393,744
(1)Includes pro-rata equity ownership share and promoted interest.
(2)The Company invested in shares of convertible preferred stock of SmartStop. The dividend rate for the preferred shares is 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's consolidated statement of operations.
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
In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2022, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.
The Company entered into four new unconsolidated real estate joint ventures of which added a total of 27 stores and a total investment of $66,592 to the Company's portfolio during the year ended December 31, 2022. Additionally, the Company's existing joint ventures added 10 stores for a total investment of $54,724 during the year ended December 31, 2022. The Company accounts for its investment in these ventures under the equity method of accounting.
Equity in earnings and dividend income from unconsolidated real estate entities consists of the following:

	For the Year Ended December 31,
	2022	2021	2020
Dividend income from SmartStop preferred stock	$12,509	$12,500	$9,968
Equity in earnings of PRISA Self Storage LLC	3,272	2,719	2,229
Equity in earnings of Storage Portfolio II JV LLC	3,398	1,802	559
Equity in earnings of Storage Portfolio IV JV LLC	917	112	—
Equity in earnings of Storage Portfolio I LLC	4,684	2,833	1,636
Equity in earnings of PR II EXR JV LLC	1,229	(8)	—
Equity in earnings of ESS-CA TIVS JV LP	2,753	1,274	—
Equity in earnings of VRS Self Storage, LLC	5,401	4,352	3,509
Equity in earnings of ARA-EXR JV LLC	180	—	—
Equity in earnings of ESS-NYFL JV LLC	803	427	(331)
Equity in earnings of Extra Space Northern Properties Six LLC	1,734	1,363	1,088
Equity in earnings of ESS-BGO Atlanta GA JV LLC	55	—	—
Equity in earnings of Alan Jathoo JV LLC	482	270	57
Equity in earnings of Bristol Investments LLC	350	177	(67)
Equity in earnings of Storage Portfolio V JV LLC	(33)	—	—
Equity in earnings of PR EXR Self Storage, LLC	1,030	491	(211)
Equity in earnings of WICNN JV LLC	—	1,050	1,878
Equity in earnings of GFN JV, LLC	—	546	788
Equity in earnings of other minority owned stores	2,664	2,450	1,258
	$41,428	$32,358	$22,361
Equity in earnings of certain of our joint ventures includes the amortization of the Company’s excess purchase price of $24,839 of these equity investments over its original basis. The excess basis is amortized over 39 years.
The Company provides management services to joint ventures for a fee. Management fee revenues for affiliated real estate joint ventures for the years ended December 31, 2022, 2021 and 2020 were $24,389, $17,619 and $15,657, respectively.
7.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint") and receivables due to the Company under its bridge loan program. Information about these balances is as

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

follows:

	December 31, 2022	December 31, 2021
Debt securities - NexPoint Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	491,879	279,042
Notes Receivable - Senior Mezzanine Loan, net	—	102,079
Dividends and Interest Receivable	66,170	38,066
	$858,049	$719,187
In November 2020, the Company invested $300,000 in the preferred stock of JCAP in connection with the acquisition of JCAP by affiliates of NexPoint. This investment consisted of 200,000 Series A Preferred Shares valued at a total of $200,000, and 100,000 Series B Preferred Shares valued at a total of $100,000. In December 2022, the Company completed a modification with Nexpoint Storage Partners (as successor in interest to JCAP) that exchanged the Series A and B Preferred Shares for 300,000 Series D Preferred Shares, valued at a total of $300,000. The JCAP Series D preferred stock is mandatorily redeemable after six years from the modification in December 2022, with two one-year extension options. NexPoint may redeem the Preferred Shares at any time, subject to certain prepayment penalties. The Company accounts for the JCAP preferred stock as a held to maturity debt security at amortized cost. The Series D Preferred Shares have initial dividend rates of 8.5%. If the investment is not retired after six years, the preferred dividends increase annually.
In July 2020, the Company purchased a senior mezzanine note receivable with a principal amount of $103,000. The note receivable bore interest at 5.5%, with a maturity in December 2023 and was collateralized through an equity interest in which it or its subsidiaries wholly own 62 storage facilities. The Company paid cash of $101,142 for the note receivable and accounted for the discount at amortized cost. The discount was being amortized over the term of the note receivable. In February 2022, a junior mezzanine lender exercised its right to buy the Company’s position for the full principal balance plus interest due, as a result of which the Company sold this note for a total of $103,315 in cash. The remaining unamortized discount was recognized in that quarter as interest income.
The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, collateralized by self-storage properties. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell some of the mortgage receivables. In certain scenarios the notes may be sold at a premium or discount. When this occurs, a gain or loss is recorded at the time of sale. During the year ended December 31, 2022, the Company sold a total principal amount of $211,240 of its mortgage bridge loans receivable to third parties and closed on $529,245 in new mortgage bridge loans. There were no material gains or losses recorded for the year ended December 31, 2022.

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
The Operating Partner may redeem the Notes Due 2029, the Notes Due 2031, and/or the Notes Due in 2032 (collectively, the "Notes") in whole at any time or in part from time to time, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) a make-whole premium calculated in accordance with the indenture governing the notes, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. Notwithstanding the foregoing, on or after the date three months prior to the maturity date of the applicable notes, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.
Certain events are considered events of default, which may result in the accelerated maturity of the Notes, including, among other things, a default for 30 days in the payment of any installment of interest under the notes or a default in the payment of the principal amount or redemption price due with respect to the notes, when the same become due and payable.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The components of term debt are summarized as follows:

Term Debt	December 31, 2022	December 31, 2021	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$521,820	$930,830	2.55% - 4.50%		July 2023 - February 2030
Secured variable-rate (1)	772,604	392,679		5.36% - 5.80%	August 2023 - September 2030
Unsecured fixed-rate	4,240,376	3,575,000	2.35% - 5.12%		February 2024 - March 2032
Unsecured variable-rate	884,624	550,000		5.41%	January 2025 - January 2028
Total	6,419,424	5,448,509
Less: Unamortized debt issuance costs	(32,962)	(25,762)
Total	$6,386,462	$5,422,747

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rates include 30-day USD LIBOR, Term SOFR and Daily Simple SOFR

At December 31, 2022, the terms of the Second Amended and Restated Credit Agreement dated June 22, 2021 (the "Credit Agreement") are as follows:

	Debt Capacity	Maturity Date
Revolving Credit Facility	$1,250,000	June 2025
Tranche 1 Term Loan Facility (1)	400,000	January 2027
Tranche 2 Term Loan Facility (1)	425,000	October 2026
Tranche 3 Term Loan Facility (1)	245,000	January 2025
Tranche 4 Term Loan Facility (1)	255,000	June 2026
Tranche 5 Term Loan Facility (1)	425,000	February 2024
Tranche 6 Term Loan Facility (1)	175,000	January 2028
Tranche 7 Term Loan Facility (1)	425,000	July 2029
	$3,600,000
(1) The term loan amounts have been fully drawn as of December 31, 2022.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of December 31, 2022, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Adjusted Term SOFR/Adjusted Daily Simple SOFR ("ASOFR") plus the applicable margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 1.6% per annum and the applicable base rate margin ranging from 0.00% to 0.60% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of December 31, 2022, the Company was in compliance with all of its financial covenants.

In July 2022, the Company completed an accordion transaction in its credit facility, which added a $175.0 million unsecured debt tranche maturing January 2028 and a $425.0 million unsecured debt tranche maturing July 2029. The current interest rates for the tranches are ASOFR + 0.95% and ASOFR + 1.25%, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at December 31, 2022:

2023	$386,684
2024	425,000
2025	709,899
2026	808,960
2027	872,884
Thereafter	3,215,997
$6,419,424

All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2022
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$35,000	$140,000	5.7%	7/1/2023	SOFR plus 1.35%
Credit Line 2 (3)(4)	910,000	1,250,000	5.3%	6/20/2025	SOFR plus 0.95%
	$945,000	$1,390,000

(1) Term SOFR or Daily Simple SOFR
(2) Secured by mortgages on certain real estate assets. On January 13, 2023 the maturity date was extended to July 1, 2026 with one one-year extension available.
(3) Unsecured. Two six-month extensions available.
(4) Basis Rate as of December 31, 2022. Rate is subject to change based on our investment grade rating.
As of December 31, 2022, the Company’s percentage of fixed-rate debt to total debt was 64.7%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 3.4% and 5.5%, respectively. The combined weighted average interest rate was 4.1%.
9.     DERIVATIVES
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2022, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2023, the Company estimates that $37,005 will be reclassified as a decrease to interest expense.
The following table summarizes the terms of the Company’s 19 derivative financial instruments, which have a total combined notional amount of $1,837,714 as of December 31, 2022:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$32,014 - $220,000	1.07% - 4.20%	2/1/2016 - 1/31/2024	2/1/2023 - 10/13/2026

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	December 31, 2022	December 31, 2021
Other assets	$54,839	$271
Other liabilities	$73	$39,569
Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain recognized in OCI for the Year Ended December 31,		Location of amounts reclassified from OCI into income	Loss reclassified from OCI for the Year Ended December 31,
Type	2022	2021		2022	2021	2020
Swap Agreements	$88,372	$23,580	Interest expense	$(7,877)	$(35,764)	$(26,794)
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
As of December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.

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
The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component for the Notes were as follows for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
Contractual interest	$—	$—	$13,476
Amortization of discount	—	—	3,675
Total interest expense recognized	$—	$—	$17,151

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
Information about the repurchases is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Principal amount repurchased	$—	$—	$575,000

Amount allocated to:
Extinguishment of liability component	$—	$—	$575,000
Reacquisition of equity component	—	—	—
Total consideration paid for repurchase	$—	$—	$575,000
Exchangeable senior notes repurchased	$—	$—	$575,000
Extinguishment of liability component	—	—	(575,000)
Discount on exchangeable senior notes	—	—	—
Related debt issuance costs	—	—	—
Gain/(loss) on repurchase	$—	$—	$—

11.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2022, 133,921,020 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

During the year ended December 31, 2022, the Company sold no shares of common stock.

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

On October 15, 2020, the Company's board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. During the year ended December 31, 2022, the Company repurchased 381,786 shares at an average price of $165.03 per share, paying a total of $63,008. As of December 31, 2022, the Company had remaining authorization to repurchase shares with an aggregate value up to $336,992.

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

At December 31, 2022 and 2021, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of December 31, 2022 and 2021, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred Operating Partnership unit holders of $100,000 as of December 31, 2022 and 2021, respectively, as more fully described below. The balances for each of the specific preferred OP units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	December 31, 2022	December 31, 2021
Series A Units	$16,498	$15,606
Series B Units	33,568	38,068
Series D Units	211,436	205,436
	$261,502	$259,110
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
On January 25, 2023, the remaining balance of the Series A units were redeemed for $5,000 in cash, 851,698 shares of common stock, and the repayment of the $100,000 note receivable.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units (defined below) and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014, have been redeemed at various times, and have a liquidation value of $25.00 per unit for a current fixed liquidation value of $33,568 which represents 1,342,727 Series B Units outstanding at December 31, 2022. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash or shares of its common stock.
On August 31, 2021, 113,360 Series B Units were redeemed for 15,265 shares of common stock.
Series C Convertible Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Convertible Redeemable Preferred Units ("Series C Units").
The Series C Units were issued in 2013 and 2014.
In December 2014, the Operating Partnership loaned holders of the Series C Units $20,230. The note receivable, which was collateralized by the Series C Units, bears interest at 5.0% and matures on December 15, 2024. The Series C Units were shown on the balance sheet net of the loan because the borrower under the loan receivable was also the holder of the Series C Units.
In 2018, certain holders of the Series C Units converted their Series C Units into common OP Units and the remaining Series C Units were converted into common OP Units in 2019. The remaining outstanding balance of the loan receivable of $1,900 and $1,900 is shown as a reduction of the noncontrolling interests related to the OP Units as of December 31, 2022 and December 31, 2021, respectively. See footnote 13 for further discussion of noncontrolling interests.
Series D Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interest of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a current fixed liquidation value of $211,436 which represents 8,457,422 Series D Units outstanding at December 31, 2022. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units until the tenth anniversary of the date of issuance, with the number of common OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
The Series D Units have been issued at various times from 2014 to 2022. During the year ended December 31, 2022, the Operating Partnership issued a total of 88,319 Series D Units in conjunction with store acquisitions.
On January 3, 2023, 890,594 Series D units were redeemed for 154,307 shares of common stock.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

13.     NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 93.3% majority ownership interest in the Operating Partnership as of December 31, 2022. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.7% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2022 and 2021, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $1,900 and $1,900, respectively, because the borrowers under the loan receivable are also holders of OP Units (Note 12). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. As of December 31, 2022, the ten-day average closing stock price was $147.10 and there were 7,214,649 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2022 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,061,275 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Year Ended December 31,
	2022	2021	2020
OP Units redeemed for common stock	—	165,652	123,993
OP Units redeemed for cash	24,824	4,500	—
Cash paid for OP Units redeemed	$4,617	$788	$—
OP Units issued in conjunction with business combination and acquisitions	711,037	897,803	—
Value of OP Units issued in conjunction with business combination and acquisitions	$141,000	$188,319	$—
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in five consolidated joint ventures as of December 31, 2022. One joint venture owns one operating store in Florida and the others own four properties all under development. The voting interests of the partners are 10% or less.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

14.    LEASES
Lessee Accounting
The Company accounts for leases under ASC 842, "Leases." Right-of-use assets associated with operating leases are included in “Real estate assets - operating lease right-of-use assets” and operating lease liabilities are included in “Operating lease liabilities” on the Company's consolidated balance sheets. Right-of-use assets associated with finance leases are included in "Real estate assets, net" and finance lease liabilities are included in "Other liabilities" on the Company's consolidated balance sheets.
During the year ended December 31, 2022, the Company recorded new finance lease right-of-use assets and finance lease liabilities totaling $6,823 associated with the acquisition of two stores with land leases.
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:
•Leases of real estate at 60 stores classified as wholly-owned or in consolidated joint ventures. These leases generally have original lease terms between 10-99 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.
•Leases of its corporate offices and call center. These leases have original lease terms between five and 14 years, with no extension options. In 2021 the Company modified and extended the lease of its corporate offices to add additional space and extend the lease until 2034.
•Leases of 15 regional offices. These leases have original lease terms between two and five years. The Company has the option on certain of these leases to extend the lease term for up to three additional years.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is information on our total lease costs as of the period indicated:

	For the Year Ended December 31,
	2022	2021
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,751	$3,049
Interest expense related to finance lease liabilities	4,018	2,812
Operating lease cost	32,182	29,258
Variable lease cost	11,287	8,100
Short-term lease cost	32	51
Total lease cost	$51,270	$43,270

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$4,018	$2,812
Operating cash outflows for operating lease payments	25,384	23,961
Total cash flows for lease liability measurement	$29,402	$26,773

Right-of-use assets obtained in exchange for new operating lease liabilities	$16,298	$6,655
Right-of-use assets obtained in exchange for new finance lease liabilities	$6,823	$67,992

Weighted average remaining lease term - finance leases (years)	54.16	54.97
Weighted average remaining lease term - operating leases (years)	20.03	21.25
Weighted average discount rate - finance leases	3.31%	3.18%
Weighted average discount rate - operating leases	3.65%	3.63%

The following table presents information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2023	$30,716	$6,433	$37,149
2024	30,584	6,542	37,126
2025	30,344	6,571	36,915
2026	30,598	6,715	37,313
2027	31,063	6,842	37,905
Thereafter	143,651	360,936	504,587
Total	$296,956	$394,039	$690,995
Present value adjustments	(67,921)	(248,486)	(316,407)
Lease liabilities	$229,035	$145,553	$374,588

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Lessor Accounting
The Company's property rental revenue is primarily related to rents received from tenants at its operating stores. The Company's leases with its self-storage tenants are generally on month-to-month terms, include automatic monthly renewals, allow flexibility to increase rental rates over time as market conditions permit, and provide for the collection of contingent fees such as late fees. These leases do not include any terms or conditions that allow the tenants to purchase the leased space. All self-storage leases for which the Company acts as lessor have been classified as operating leases. The real estate assets related to the Company's stores are included in "Real estate assets, net" on the Company's condensed consolidated balance sheets and are presented at historical cost less accumulated depreciation and impairment, if any. Rental income related to these operating leases is included in "Property rental" revenue on the Company's condensed consolidated statements of operations, and is recognized each month during the month-to-month terms at the rental rate in place during each month.
15.     STOCK-BASED COMPENSATION

As of December 31, 2022, 784,635 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).
Options are exercisable once vested. Options are exercisable at such times and subject to such terms as determined by the Compensation Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Options expire 10 years from the date of grant.
Also as defined under the terms of the Plan, restricted stock grants may be awarded. The stock grants are subject to a vesting period over which the restrictions are released and the stock certificates are given to the grantee. During the vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of restricted stock granted under the Plan; however, the grantee has the ability to vote the shares and receive nonforfeitable dividends paid on shares. Unless otherwise determined by the Compensation Committee at the time of grant, the forfeiture and transfer restrictions on the shares lapse over a one-year period or a four-year period beginning on the date of grant. For actions taken prior to July 2020, references to the Compensation Committee refer to its predecessor, the CNG Committee; the Board split the CNG Committee into two committees, the Compensation Committee and the Nominating and Governance Committee, effective July 1, 2020.
Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2022
Outstanding at December 31, 2019	206,524	$48.88
Exercised	(134,930)	35.26
Outstanding at December 31, 2020	71,594	$74.54
Exercised	(62,322)	73.36
Outstanding at December 31, 2021	9,272	82.47
Exercised	—	—
Outstanding at December 31, 2022	9,272	$82.47	2.98	$600

Vested	9,272	$82.47	2.98	$600
Ending Exercisable	9,272	$82.47	2.98	$600

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The amount of

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $0, $3,925 and $10,016, respectively.
There have been no options granted since 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 4.6% of unvested options outstanding as of December 31, 2022, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.
A summary of stock options outstanding and exercisable as of December 31, 2022, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$65.36 - $65.36	1,582	2.15	$65.36	1,582	$65.36
$85.99 - $85.99	7,690	3.15	85.99	7,690	85.99
The Company recorded compensation expense relating to outstanding options of $0, $0 and $27 in general and administrative expense for the years ended December 31, 2022, 2021 and 2020, respectively. Net proceeds received for the years ended December 31, 2022, 2021 and 2020, related to option exercises was $0, $4,572 and $4,759, respectively. At December 31, 2022, there was no unrecognized compensation expense related to non-vested stock options under the Plan.

Common Stock Granted to Employees and Directors
The Company recorded $12,086, $9,260 and $9,244 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2022, 2021 and 2020, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.0% of unvested awards outstanding as of December 31, 2022, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2022 there was $20,465 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.22 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2019	212,608	$91.62
Granted	95,671	98.81
Released	(94,164)	89.43
Cancelled	(5,083)	93.16
Unreleased at December 31, 2020	209,032	$95.86
Granted	99,802	132.75
Released	(96,248)	91.65
Cancelled	(12,808)	113.89
Unreleased at December 31, 2021	199,778	$115.16
Granted	105,677	201.12
Released	(86,781)	112.31
Cancelled	(10,614)	147.03
Unreleased at December 31, 2022	208,060	$158.38

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

Performance-Based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	108,140	$95.94
Granted	45,242	129.38
Released	(30,071)	$112.16
Unvested at December 31, 2020	123,311	$104.25
Granted	40,832	138.04
Released	(28,735)	$117.19
Unvested at December 31, 2021	135,408	$111.69
Granted	61,085	223.96
Released	(49,334)	$194.21
Unvested at December 31, 2022	147,159	$130.63

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company recorded $9,299, $8,043 and $7,048 of expense in general and administrative expense in its statement of operations related to PSUs granted to employees for the years ended December 31, 2022, 2021 and 2020, respectively. The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company's common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using the following assumptions:

	For the Year Ended December 31,
	2022	2021	2020
Intrinsic value	$21,659	$30,701	$12,266
Risk-free rate	1.8%	0.22%	1.42%
Volatility	29.3%	28.5%	18.4%
Expected term (in years)	2.9	2.9	2.9
Dividend yield	—%	—%	—%
Unrecognized compensation cost	$13,241	$8,859	$6,406
Term over which compensation cost recognized (in years)	3	3	3
Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are released, so a dividend yield of zero was used. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2022 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
16.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2022, 2021 and 2020, the Company made matching contributions to the plan of $5,169, $4,239, and $3,980 respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”). The provisions include the new Corporate Alternative Minimum Tax (“CAMT”), an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, and all of these provisions are effective for tax year 2023. The Company has evaluated the impact of these provisions and does not expect the enactment of these provisions to have a material impact on the Company's consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The income tax provision for the years ended December 31, 2022, 2021 and 2020, is comprised of the following components:

	For the Year Ended December 31, 2022
	Federal	State	Total
Current expense	$20,592	$4,546	$25,138
Tax credits/true-up	(6,071)	31	(6,040)
Change in deferred expense/(benefit)	1,909	(82)	1,827
Total tax expense	$16,430	$4,495	$20,925

	For the Year Ended December 31, 2021
	Federal	State	Total
Current expense	$21,017	$3,520	$24,537
Tax credits/true-up	(4,979)	(138)	(5,117)
Change in deferred expense	818	86	904
Total tax expense	$16,856	$3,468	$20,324

	For the Year Ended December 31, 2020
	Federal	State	Total
Current expense	$15,553	$3,347	$18,900
Tax credits/true-up	(5,610)	(135)	(5,745)
Change in deferred benefit	594	61	655
Total tax expense	$10,537	$3,273	$13,810
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2022		2021		2020
Expected tax at statutory rate	$197,887	21.0%	$188,600	21.0%	$111,760	21.0%
Non-taxable REIT income	(172,966)	(18.4)%	(166,137)	(18.5)%	(94,270)	(17.7)%
State and local tax expense - net of federal benefit	4,160	0.4%	3,259	0.4%	3,075	0.6%
Change in valuation allowance	(1,093)	(0.1)%	(1,061)	(0.1)%	(363)	(0.1)%
Tax credits/true-up	(6,040)	(0.6)%	(5,117)	(0.6)%	(5,745)	(1.1)%
Miscellaneous	(1,023)	(0.1)%	780	0.1%	(647)	(0.1)%
Total provision	$20,925	2.2%	$20,324	2.3%	$13,810	2.6%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2022	December 31, 2021
Deferred tax liabilities:
Fixed assets	$(32,551)	$(30,499)
Operating and Finance lease right-of-use assets	(6,610)	(6,016)
Other	(48)	(61)
State deferred taxes	(3,607)	(3,842)
Total deferred tax liabilities	(42,816)	(40,418)

Deferred tax assets:
Captive insurance subsidiary	335	396
Accrued liabilities	2,541	2,383
Stock compensation	3,467	3,076
Operating and Finance lease liabilities	8,418	7,936
Other	48	916
State deferred taxes	5,232	6,548
Total deferred tax assets	20,041	21,255

Valuation allowance	(1,148)	(2,241)

Net deferred income tax liabilities	$(23,923)	$(21,404)
The state income tax net operating losses expire between 2023 and 2042. The valuation allowance is associated with the state income tax net operating losses. The tax years 2018 through 2021 remain open related to the state returns, and 2019 through 2021 for the federal returns.
18.     SEGMENT INFORMATION

The Company’s segment disclosures present the measure used by the chief operating decision makers ("CODMs") for purposes of assessing each segment’s performance. The Company’s CODMs are comprised of several members of its executive management team who use net operating income ("NOI") to assess the performance of the business for the Company’s reportable operating segments. The Company’s segments are comprised of two reportable segments: (1) self-storage operations and (2) tenant reinsurance. NOI for self-storage operations represents total property revenue less direct property operating expenses. NOI for tenant reinsurance represents tenant reinsurance revenues less tenant reinsurance expense.

The self-storage operations activities include rental operations of wholly-owned stores and Bargold. The Company's consolidated revenues equal total segment revenues plus property management fees and other income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is property management fees and other income.

For all periods presented, substantially all real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2022	2021	2020
Revenues:
Self-Storage Operations	$1,654,735	$1,340,990	$1,157,522
Tenant Reinsurance	185,531	170,108	146,561
Total segment revenues	$1,840,266	$1,511,098	$1,304,083

Operating expenses:
Self-Storage Operations	$435,342	$368,608	$360,615
Tenant Reinsurance	33,560	29,488	26,494
Total segment operating expenses	$468,902	$398,096	$387,109

Net operating income:
Self-Storage Operations	$1,219,393	$972,382	$796,907
Tenant Reinsurance	151,971	140,620	120,067
Total segment net operating income:	$1,371,364	$1,113,002	$916,974

Total segment net operating income	$1,371,364	$1,113,002	$916,974
Other components of net income:
Property management fees and other income	83,904	66,264	52,129
Transaction related costs	(1,548)	—	—
General and administrative expense	(129,251)	(102,194)	(96,594)
Depreciation and amortization expense	(288,316)	(241,879)	(224,444)
Gain on real estate transactions	14,249	140,760	18,075
Interest expense	(219,171)	(166,183)	(168,626)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	—	—	(3,675)
Interest income	69,422	49,703	15,192
Equity in earnings and dividend income from unconsolidated real estate entities	41,428	32,358	22,361
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	—	6,251	—
Income tax expense	(20,925)	(20,324)	(13,810)
Net income	$921,156	$877,758	$517,582

19.     COMMITMENTS AND CONTINGENCIES
As of December 31, 2022, the Company was under agreement to acquire 12 stores at a total purchase price of $156,678. Ten stores are scheduled to close in 2023 and two are scheduled to close in 2024. Additionally, the Company is under agreement to acquire seven stores in 2023 with joint venture partners, for a total investment of $26,002.
The Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. As of December 31, 2022, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
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

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
As of December 31, 2022

				Building and Improvements Initial Cost	Adjustments and Costs to Land and Building Subsequent to Acquisition	Gross carrying amount at December 31, 2022
Self - Storage Facilities by State:	Store Count		Land Initial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	9	$5,687	$12,759	$78,243	$4,164	$12,759	$82,407	$95,166	$12,590
AZ	25	23,676	37,192	150,772	12,588	37,190	163,362	200,552	36,053
CA	177	334,247	665,423	1,394,380	199,150	663,569	1,595,384	2,258,953	379,484
CO	17	28,137	17,224	81,144	18,733	17,942	99,159	117,101	28,713
CT	7	6,609	9,789	61,688	5,631	9,789	67,319	77,108	12,866
FL	112	170,965	203,643	869,142	102,902	205,335	970,352	1,175,687	189,822
GA	67	74,374	89,898	455,894	42,551	89,882	498,461	588,343	100,924
HI	14	—	28,537	160,978	14,085	28,537	175,063	203,600	38,133
ID	2	—	4,047	25,235	20	4,047	25,255	29,302	162
IL	60	16,627	61,580	344,755	38,447	61,033	383,749	444,782	62,487
IN	91	—	64,531	494,469	8,141	64,528	502,613	567,141	20,388
KS	1	—	366	1,897	1,123	366	3,020	3,386	1,442
KY	13	31,483	8,531	77,872	19,485	9,303	96,585	105,888	18,590
LA	5	—	10,005	51,934	5,144	10,006	57,077	67,083	6,501
MA	47	33,948	77,617	276,254	60,272	77,798	336,345	414,143	110,133
MD	35	77,135	109,414	345,585	33,514	108,822	379,690	488,512	99,014
MI	8	5,486	10,900	63,388	5,498	10,900	68,886	79,786	11,008
MN	7	—	9,696	74,960	6,537	9,696	81,497	91,193	7,755
MO	6	—	5,633	34,252	7,499	5,591	41,793	47,384	8,587
MS	3	—	2,914	29,630	1,410	2,914	31,040	33,954	4,105
NC	23	—	38,463	150,475	12,017	38,461	162,494	200,955	22,883
NH	2	—	754	4,054	1,401	817	5,392	6,209	2,881
NJ	64	109,010	142,724	651,442	57,849	145,950	706,065	852,015	184,072
NM	11	18,648	31,826	68,779	5,978	31,826	74,758	106,584	14,760
NV	14	30,597	15,252	74,376	7,085	15,252	81,461	96,713	17,259
NY	28	13,807	121,945	237,795	46,207	122,680	283,267	405,947	85,218
OH	24	11,374	19,973	77,180	10,995	19,973	88,175	108,148	18,509
OK	1	—	721	6,125	—	721	6,125	6,846	65
OR	8	16,431	15,066	68,044	2,617	15,066	70,661	85,727	12,199
PA	21	10,894	39,704	203,360	17,340	39,032	221,371	260,403	38,174
RI	2	3,835	3,191	6,926	1,550	3,191	8,476	11,667	3,729
SC	23	27,850	36,617	148,900	12,120	36,618	161,019	197,637	33,901
TN	22	44,489	35,981	151,674	13,587	35,981	165,262	201,243	30,348
TX	111	111,417	205,385	760,041	75,963	205,237	836,152	1,041,389	166,839
UT	10	16,670	9,008	39,295	3,615	9,008	42,910	51,918	13,949
VA	53	58,133	156,074	517,534	32,574	156,075	550,107	706,182	108,891
WA	9	5,030	13,762	60,926	12,572	13,764	73,496	87,260	16,483
DC	1	7,864	14,394	18,172	566	14,394	18,738	33,132	3,383
Other corporate assets		—	—	—	207,609	—	207,609	207,609	67,700
Intangible tenant relationships and lease rights		—	—	165,718	—	—	165,718	165,718	144,144
Construction in Progress/Undeveloped Land		—	23,263	2,778	51,836	22,693	55,184	77,877	632
Right of use asset - finance lease		—	—	—	136,259	—	136,259	136,259	3,748
Totals (1)	1,133	$1,294,423	$2,353,802	$8,486,066	$1,296,634	$2,356,746	$9,779,756	$12,136,502	$2,138,524

(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Operating facilities
Balance at beginning of year	$10,643,722	$9,507,788	$9,129,558
Acquisitions	1,390,463	1,500,703	255,235
Improvements	95,282	80,131	66,693
Transfers from construction in progress	70,565	62,462	40,988
Dispositions and other	(116,007)	(507,362)	15,314
Balance at end of year	$12,084,025	$10,643,722	$9,507,788
Accumulated depreciation:
Balance at beginning of year	$1,868,321	$1,681,429	$1,473,851
Depreciation expense	276,155	230,445	217,364
Dispositions and other	(6,081)	(43,553)	(9,786)
Balance at end of year	$2,138,395	$1,868,321	$1,681,429
Real estate under development/redevelopment:
Balance at beginning of year	$59,248	$67,443	$41,157
Current development	63,597	54,267	67,274
Transfers to operating facilities	(70,565)	(62,462)	(40,988)
Dispositions and other	68	—	—
Balance at end of year	$52,348	$59,248	$67,443
Net non-lease real estate assets	$9,997,978	$8,834,649	$7,893,802
(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.
As of December 31, 2022, the aggregate cost of real estate for U.S. federal income tax purposes was $9,886,378.

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
(ii)Internal Control over Financial Reporting

1.Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

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

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2022.
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
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2022.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2022.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Review and Approval of Related Party Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2022.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of the Engagement of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2023” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2022.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report:
(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.
(3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.(1)	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2
10.1	Registration Rights Agreement, by and among Extra Space Storage Inc. and the parties listed on Schedule I thereto.(1)	S-11/A	August 10, 2004	10.1
10.2	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.(1)	S-11/A	July 26, 2004	10.14
10.3	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein.	8-K	June 24, 2005	10.2
10.4	Purchase Agreement, dated as of July 27, 2005, among Extra Space Storage LP, ESS Statutory Trust III and the Purchaser named therein.	8-K	August 2, 2005	10.1
10.5	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	8-K	June 26, 2007	10.2
10.6	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	8-K	June 26, 2007	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.7	Registration Rights Agreement among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	10-K	February 26, 2010	10.26
10.8	Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC.	8-K	April 16, 2012	10.1
10.9	Extra Space Storage Inc. Executive Change in Control Plan.	8-K	August 31, 2010	10.1
10.10	Letter Agreement, dated as of November 22, 2013, amending the Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space, and the Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	10-Q	May 8, 2014	10.1
10.11	Letter Agreement, dated April 18, 2017, amending the Promissory Note and Waiving a Portion of the Series A Preferred Priority Return, among Extra Space Storage LP, ESS Holdings Business Trust I, H. James Knuppe and Barbara Knuppe.	10-Q	May 5, 2017	10.1
10.12*	2015 Incentive Award Plan	DEFA14A	April 14, 2015	Definitive Proxy Statement
10.13*	Form of 2015 Incentive Award Plan Performance Stock Award Agreement	10-K	February 26, 2020	10.13
10.15*	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008	DEFA14A	April 14, 2008	Definitive Proxy Statement
10.16*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements.	10-K	February 26, 2010	10.11
10.17*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for employees without employment agreements.	10-K	February 26, 2010	10.12
10.18*	Form of 2004 Non-Employee Directors Share Plan Option Award Agreement for Directors.	10-K	February 26, 2010	10.13
10.19*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement.	10-Q	November 7, 2007	10.2
10.20*	First Amendment to Extra Space Storage Inc. 2004 Non-Employee Directors’ Share Plan.	10-Q	November 7, 2007	10.4
10.21*	Extra Space Storage 2004 Non-Employee Directors’ Share Plan.	10-K/A	March 20, 2007	10.22
10.22	Second Amended and Restated Credit Agreement, dated as of June 22, 2021, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents and lead arrangers and books runners, and certain lenders party thereto.	8-K	June 25, 2021	10.1
21.1	Subsidiaries of the Company				X
22.1	Issuer and Guarantors of Guaranteed Securities				X
23.1	Consent of Ernst & Young LLP				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101
The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

*     Management compensatory plan or arrangement
(1)Incorporated by reference to Registration Statement on Form S-11 (File No. 333-115436 dated August 11, 2004).

Item 16.     Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Date: February 28, 2023	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2023	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2023	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2023	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: February 28, 2023	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman of the Board

Date: February 28, 2023	By:	/s/ JOSEPH J. BONNER
Joseph J. Bonner Director

Date: February 28, 2023	By:	/s/ GARY CRITTENDEN
Gary Crittenden Director

Date: February 28, 2023	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 28, 2023	By:	/s/ DENNIS LETHAM
Dennis Letham Director

Date: February 28, 2023	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 28, 2023	By:	/s/ ROGER B. PORTER
Roger B. Porter Director

Date: February 28, 2023	By:	/s/ JULIA VANDER PLOEG
Julia Vander Ploeg Director

Date: February 28, 2023	By:	/s/ JEFFERSON S. SHREVE
Jefferson S. Shreve Director