Form 10-Q
period 2023-03-31
Extra Space Storage Inc.
filed 2023-05-04
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 1, 2023, was 135,049,531.

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
•risks associated with our ability to consummate the mergers with Life Storage, Inc. (“Life Storage”) and the timing and closing of the mergers including, among other things, our ability to obtain stockholder approval required to consummate the mergers, the satisfaction or waiver of other conditions to closing in the merger agreement, unanticipated difficulties or expenditures relating to the mergers, potential difficulties in employee retention as a result of the mergers, the occurrence of any event, change or other circumstances that could give rise to the termination of the mergers and the outcome of legal proceedings instituted against us, our directors and others related to the mergers;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate assets, net	$9,991,446	$9,997,978
Real estate assets - operating lease right-of-use assets	226,483	221,725
Investments in unconsolidated real estate entities	600,617	582,412
Investments in debt securities and notes receivable	863,913	858,049
Cash and cash equivalents	47,951	92,868
Other assets, net	402,259	414,426
Total assets	$12,132,669	$12,167,458
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,306,301	$1,288,555
Unsecured term loans, net	2,672,668	2,340,116
Unsecured senior notes, net	3,258,329	2,757,791
Revolving lines of credit	94,500	945,000
Operating lease liabilities	234,255	229,035
Cash distributions in unconsolidated real estate ventures	68,284	67,352
Accounts payable and accrued expenses	178,156	171,680
Other liabilities	287,475	289,655
Total liabilities	8,099,968	8,089,184
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 135,007,280 and 133,921,020 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,350	1,339
Additional paid-in capital	3,376,458	3,345,332
Accumulated other comprehensive income	35,081	48,798
Accumulated deficit	(159,556)	(135,872)
Total Extra Space Storage Inc. stockholders' equity	3,253,333	3,259,597
Noncontrolling interest represented by Preferred Operating Partnership units, net	222,940	261,502
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	556,428	557,175
Total noncontrolling interests and equity	4,032,701	4,078,274
Total liabilities, noncontrolling interests and equity	$12,132,669	$12,167,458

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Property rental	$433,962	$379,808
Tenant reinsurance	47,704	43,797
Management fees and other income	21,384	19,957
Total revenues	503,050	443,562
Expenses:
Property operations	117,166	103,542
Tenant reinsurance	9,089	7,042
General and administrative	34,763	29,762
Depreciation and amortization	78,490	67,906
Total expenses	239,508	208,252
Income from operations	263,542	235,310
Interest expense	(80,099)	(42,538)
Interest income	19,438	18,989
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	202,881	211,761
Equity in earnings and dividend income from unconsolidated real estate entities	10,305	9,097
Income tax expense	(4,308)	(3,141)
Net income	208,878	217,717
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,254)	(4,333)
Net income allocated to Operating Partnership and other noncontrolling interests	(10,320)	(9,805)
Net income attributable to common stockholders	$196,304	$203,579
Earnings per common share
Basic	$1.46	$1.52
Diluted	$1.46	$1.51
Weighted average number of shares
Basic	134,511,273	134,180,175
Diluted	142,940,384	141,581,862
Cash dividends paid per common share	$1.62	$1.50

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$208,878	$217,717
Other comprehensive income:
Change in fair value of interest rate swaps	(14,510)	51,649
Total comprehensive income	194,368	269,366
Less: comprehensive income attributable to noncontrolling interests	11,781	16,784
Comprehensive income attributable to common stockholders	$182,587	$252,582

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	142,784	2	4,542	—	—	4,544
Restricted stock grants cancelled	—	—	—	(779)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(829)	—	—	—	(1,843)	—	—	(2,672)
Redemption of Preferred B Units in the Operating Partnership for cash	(3,375)	—	—	—	—	—	—	—	(3,375)
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	2	40,961	—	—	40,963
Net income	4,333	9,805		—	—	—	—	203,579	217,717
Other comprehensive income	313	2,333	—	—	—	—	49,003	—	51,649
Distributions to Operating Partnership units held by noncontrolling interests	(4,330)	(9,781)	—	—	—	—	—	—	(14,111)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(202,527)	(202,527)
Balances at March 31, 2022	$256,051	$411,581	$317	134,251,076	$1,343	$3,329,608	$6,457	$(127,193)	$3,878,164

Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	89,564	1	5,498	—	—	5,499
Taxes paid upon net settlement of share based compensation	—			(7,087)	—	(7,449)	—	—	(7,449)
Restricted stock grants cancelled	—	—	—	(2,222)	—	—	—	—	—
Redemption of Preferred A Units in the Operating Partnership for stock	(16,339)			851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,064)			154,307	2	22,062	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	1,391	—	—	—	—	—	1,391
Net income (loss)	2,254	10,378	(58)	—	—	—	—	196,304	208,878
Other comprehensive income	—	(793)	—	—	—	—	(13,717)	—	(14,510)
Distributions to Operating Partnership units held by noncontrolling interests	(2,413)	(11,665)	—	—	—	—	—	—	(14,078)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(219,988)	(219,988)
Balances at March 31, 2023	$222,940	$554,015	$2,413	135,007,280	$1,350	$3,376,458	$35,081	$(159,556)	$4,032,701

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$208,878	$217,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,490	67,906
Amortization of deferred financing costs	2,604	1,984
Non-cash lease expense	462	474
Compensation expense related to stock-based awards	5,499	4,542
Accrual of interest income added to principal of debt securities and notes receivable	(8,574)	(9,951)
Distributions from unconsolidated real estate ventures	3,789	2,795
Changes in operating assets and liabilities:
Other assets	(2,650)	(6,209)
Accounts payable and accrued expenses	4,724	(7,665)
Other liabilities	(11,573)	15,872
Net cash provided by operating activities	281,649	287,465
Cash flows from investing activities:
Acquisition of real estate assets	(47,296)	(195,805)
Development and redevelopment of real estate assets	(16,762)	(14,716)
Investment in unconsolidated real estate entities	(21,062)	(4,321)
Return of investment in unconsolidated real estate ventures	—	342
Issuance and purchase of notes receivable	(58,378)	(134,408)
Principal payments received from notes receivable	21,828	195,803
Proceeds from sale of notes receivable	39,261	39,718
Purchase of equipment and fixtures	(3,930)	(7,985)
Net cash used in investing activities	(86,339)	(121,372)
Cash flows from financing activities:
Proceeds from notes payable and revolving lines of credit	1,381,592	889,829
Principal payments on notes payable and revolving lines of credit	(1,879,049)	(1,230,924)
Proceeds from issuance of public bonds, net	500,000	400,000
Deferred financing costs	(6,080)	(5,842)
Redemption of Operating Partnership units held by noncontrolling interests	—	(2,672)
Redemption of Preferred Units for cash	(5,000)	(3,375)
Dividends paid on common stock	(219,988)	(202,527)
Distributions to noncontrolling interests	(14,078)	(14,110)
Net cash used in financing activities	(242,603)	(169,621)
Net decrease in cash, cash equivalents, and restricted cash	(47,293)	(3,528)
Cash, cash equivalents, and restricted cash, beginning of the period	97,735	76,194
Cash, cash equivalents, and restricted cash, end of the period	$50,442	$72,666
Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$92,868	$71,126
Restricted cash included in other assets	4,867	5,068
	$97,735	$76,194
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$47,951	$65,978
Restricted cash included in other assets	2,491	6,688
	$50,442	$72,666

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Supplemental schedule of cash flow information
Interest paid	$78,656	$43,197
Income taxes paid	1,910	703
Supplemental schedule of noncash investing and financing activities:
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$—	$1,440
Operating lease liabilities	—	(1,440)
Acquisitions of real estate assets
Real estate assets, net	$—	$40,492
Value of equity issued	—	(40,965)
Net Liabilities Assumed	—	(274)
Investment in unconsolidated real estate ventures	—	747
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$1,752	$2,236
Accounts payable and accrued expenses	(1,752)	(2,236)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$33,403	$—
Additional paid-in capital	(33,403)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

1.    ORGANIZATION
Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop self-storage properties ("stores") located throughout the United States. The Company was formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership, which meets the definition of a variable interest entity and is consolidated. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2023, the Company had direct and indirect equity interests in 1,457 stores. In addition, the Company managed 931 stores for third parties, bringing the total number of stores which it owns and/or manages to 2,388. These stores are located in 41 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$40,180	$—
Other liabilities - Cash flow hedge swap agreements	$—	$1,190	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2023 or December 31, 2022.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The Company evaluates goodwill for impairment at least annually and whenever events, circumstances, and other related factors indicate that the fair value of the related reporting unit may be less than the carrying value. If the fair value of the reporting unit is determined to exceed the aggregate carrying amount, no impairment charge is recorded. Otherwise, an impairment charge is recorded to the extent the carrying amount of the goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value.
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of March 31, 2023, the Company had no operating stores classified as held for sale which are included in real estate assets, net.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$1,879	$1,900	$95,965	$101,900
Fixed rate notes receivable	$1,139	$1,175	$5,191	$5,241
Fixed rate debt	$4,797,276	$5,207,398	$4,320,014	$4,762,196

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
4.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	March 31, 2023	December 31, 2022
Land	$2,362,399	$2,356,746
Buildings, improvements and other intangibles	9,491,340	9,425,468
Right of use asset - finance lease	140,871	136,259
Intangible assets - tenant relationships	152,707	152,775
Intangible lease rights	12,943	12,943
	12,160,260	12,084,191
Less: accumulated depreciation and amortization	(2,218,705)	(2,138,524)
Net operating real estate assets	9,941,555	9,945,667
Real estate under development/redevelopment	49,891	52,311
Real estate assets, net	$9,991,446	$9,997,978

5.     OTHER ASSETS
The components of other assets are summarized as follows:

	March 31, 2023	December 31, 2022
Goodwill	$170,811	$170,811
Receivables, net	84,682	85,937
Prepaid expenses and deposits	55,574	50,318
Equipment and fixtures, net	43,716	42,808
Fair value of interest rate swaps	40,180	54,839
Deferred line of credit financing costs, net	4,805	4,846
Restricted cash	2,491	4,867
	$402,259	$414,426

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

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended March 31, 2023 and 2022 was $157.15 and $198.83, respectively.

The following table presents the number of Preferred Operating Partnership units as if converted into potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	213,606	182,974
Series D Units	—	1,033,222
	213,606	1,216,196

On January 25, 2023, the remaining Series A Units were redeemed (see Note 13 below). For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series A Units for common shares upon redemption, where the Company had the option to redeem in cash or shares and where the Company had stated the positive intent and ability to settle at least $101,700 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $101,700 was considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46. Accordingly, the number of shares included in the computation for diluted earnings per share related to the Series A Units was equal to the number of Series A Units outstanding, with no additional shares included related to the fixed $101,700 amount.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Net income attributable to common stockholders	$196,304	$203,579
Earnings and dividends allocated to participating securities	(304)	(286)
Earnings for basic computations	196,000	203,293
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	12,128	11,693
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	(572)
Net income for diluted computations	$208,128	$214,414

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	134,511,273	134,180,175
OP Units	7,214,649	6,520,781
Series A Units	—	875,480
Series D Units	1,210,056	—
Shares related to dilutive stock options	4,406	5,426
Average number of common shares outstanding - diluted	142,940,384	141,581,862
Earnings per common share
Basic	$1.46	$1.52
Diluted	$1.46	$1.51

7.    ACQUISITIONS AND DISPOSITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2023 and 2022. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

							Total
Period	Number of Stores	Cash Paid	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q1 2023	1	13,111	—	—	6	—	13,117
Q1 2022	14	185,910	—	747	274	40,965	227,896

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

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
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	March 31,	December 31,
				2023	2022
PRISA Self Storage LLC	84	4%	4%	$8,564	$8,596
Storage Portfolio II JV LLC	36	10%	30%	(7,487)	(7,200)
Storage Portfolio IV JV LLC	32	10%	30%	48,861	49,139
Storage Portfolio I LLC	24	34%	49%	(41,619)	(41,372)
PR II EXR JV LLC	23	25%	25%	109,651	110,172
ESS-CA TIVS JV LP	16	55%	60%	30,405	30,778
VRS Self Storage, LLC	16	45%	54%	(15,613)	(15,399)
ARA-EXR JV LLC	12	10%	30%	19,062	19,137
ESS-NYFL JV LP	11	16%	24%	11,224	11,332
Extra Space Northern Properties Six LLC	10	10%	35%	(3,565)	(3,382)
Alan Jathoo JV LLC	9	10%	10%	7,361	7,414
ESS Bristol Investments LLC	8	10%	30%	2,062	2,110
ESS - BGO Atlanta GA JV LLC	8	20%	35%	35,398	30,467
ESS - BGO Storage JV I LLC	6	20%	35%	22,898	7,466
Storage Portfolio V JV LLC	6	10%	30%	9,509	9,517
PR EXR Self Storage, LLC	5	25%	40%	58,252	58,476
Storage Portfolio III JV LLC	5	10%	30%	5,438	5,467
Other unconsolidated real estate ventures	12	20-50%	20-50%	31,932	32,342
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	323			$532,333	$515,060
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
During the three months ended March 31, 2023, the Company contributed a total of $20,622 of cash to its joint ventures, for its pro-rata portion of the purchase price of 5 operating stores.
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

	March 31, 2023	December 31, 2022
Debt securities - NexPoint Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	507,885	491,879
Dividends and Interest Receivable	56,028	66,170
	$863,913	$858,049
In November 2020, the Company invested $300,000 in the preferred stock of JCAP in connection with the acquisition of JCAP by affiliates of NexPoint Advisors, L.P. This investment consisted of 200,000 Series A Preferred Shares valued at a total of $200,000, and 100,000 Series B Preferred Shares valued at a total of $100,000. In December 2022, a modification was completed that exchanged the Series A and Series B Preferred Shares for 300,000 Series D Preferred Shares, valued at a total of $300,000. The Series D Preferred Shares are mandatorily redeemable after six years from the modification in December 2022, with two one-year extension options. NexPoint may redeem the Series D Preferred Shares at any time, subject to certain prepayment penalties. The Company accounts for the JCAP Series D Preferred Shares as a held to maturity debt security at amortized cost. The Series D Preferred Shares have initial dividend rates of 8.5%. If the investment is not retired after six years, the preferred dividends increase annually.

In July 2020, the Company purchased a senior mezzanine note receivable with a principal amount of $103,000. This note receivable bore interest at 5.5%, matured in December 2023 and was collateralized through an equity interest in which it or its subsidiaries wholly own 62 storage facilities. The Company paid cash of $101,142 for the loan receivable and accounted for the discount at amortized cost. The discount was being amortized over the term of the loan receivable. In February 2022, a junior mezzanine lender exercised its right to buy the Company’s position for the full principal balance plus interest due, as a result of which the Company sold this note for a total of $103,315 in cash. The remaining unamortized discount was recognized in the February 2022 as interest income.

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties and unsecured mezzanine loans receivable. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell the majority of the mortgage receivables. During the three months ended March 31, 2023 the Company sold a total principal amount of $39,261 of its mortgage bridge loans receivable to third parties for a total of $39,261 in cash and closed on $58,378 in new bridge loans.

The bridge loans typically have a loan to value ratio between 70% and 80%. None of the debt securities or notes receivable are in past-due or nonaccrual status and the allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
In March 2023, the Operating Partnership executed a public bond issuance by selling $500.0 million principal amount of 5.700% Senior Notes due 2028 (the "Notes Due 2028"). Interest on the Notes Due 2028 is paid semi-annually in arrears on April 1 and October 1 of each year. The Notes Due 2028 will mature on April 1, 2028, and the Operating Partnership may redeem the Notes Due 2028 at its option and sole discretion at any time prior to March 1, 2028 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest.
In March 2022, the Operating Partnership executed a public bond issuance by selling $400.0 million principal amount of 3.900% Senior Notes due 2029 (the "Notes Due 2029"). Interest on the Notes Due 2029 is paid semi-annually in arrears on April 1 and October 1 of each year. The Notes Due 2029 will mature on April 1, 2029, and the Operating Partnership may redeem the Notes Due 2029 at its option and sole discretion at any time prior to February 1, 2029 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest.
In September 2021, the Operating Partnership executed a public bond issuance by selling $600.0 million principal amount of 2.350% Senior Notes due 2032 (the "Notes Due 2032"). Interest on the Notes Due 2032 is paid semi-annually in arrears on March 15 and September 15 of each year. The Notes Due 2032 will mature on March 15, 2032, and the Operating Partnership may redeem the Notes Due 2032 at its option and sole discretion at any time prior to December 15, 2031 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest.
In May 2021, the Operating Partnership executed its initial public bond issuance by selling $450.0 million principal amount of 2.550% Senior Notes due 2031 (the "Notes Due 2031"). Interest on the Notes Due 2031 is paid semi-annually in arrears on June 1 and December 1 of each year. The Notes Due 2031 will mature on June 1, 2031, and the Operating Partnership may redeem the Notes Due 2031 at its option and sole discretion at any time prior to March 1, 2031 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest.
The Operating Partner may redeem the Notes Due 2028, the Notes Due 2029, the Notes Due 2031 and/or the Notes Due 2032 (collectively, the "Notes") in whole at any time or in part from time to time, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) a make-whole premium calculated in accordance with the indenture governing the notes, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. Notwithstanding the foregoing, on or after the par call date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. The par call date on the Notes Due 2028 is one month prior to the maturity. The par call date on the Notes Due 2029 is two months prior to the maturity. The par call date on the Notes Due 2031 and the Notes Due 2032 is three months prior to their maturity dates.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The components of term debt are summarized as follows:

Term Debt	March 31, 2023	December 31, 2022	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$520,764	$521,820	2.56% - 4.56%		April 2025 - February 2030
Secured variable-rate (1)	791,703	772,604		5.80% - 6.37%	August 2023 - September 2030
Unsecured fixed-rate	4,686,633	4,240,376	2.35% - 5.70%		February 2024 - March 2032
Unsecured variable-rate	1,273,367	884,624		5.85% - 5.85%	January 2024 - January 2028
Total	7,272,467	6,419,424
Less: Unamortized debt issuance costs	(35,169)	(32,962)
Total	$7,237,298	$6,386,462

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rates include 30-day USD LIBOR, Term SOFR and Daily Simple SOFR.
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at March 31, 2023:

2023	$354,175
2024	760,000
2025	708,595
2026	809,427
2027	871,079
Thereafter	3,769,191
$7,272,467
As of March 31, 2023, the terms of the Second Amended and Restated Credit Agreement dated June 22, 2021 (the "Credit Agreement") are as follows:

	Debt Capacity	Maturity Date
Revolving Credit Facility	$1,250,000	June 2025
Tranche 1 Term Loan Facility (1)	400,000	January 2027
Tranche 2 Term Loan Facility (1)	425,000	October 2026
Tranche 3 Term Loan Facility (1)	245,000	January 2025
Tranche 4 Term Loan Facility (1)	255,000	June 2026
Tranche 5 Term Loan Facility (1)	425,000	February 2024
Tranche 6 Term Loan Facility (1)	175,000	January 2028
Tranche 7 Term Loan Facility (1)	425,000	July 2029
	$3,600,000
(1) The term loan amounts have been fully drawn as of March 31, 2023.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of March 31, 2023, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Term or Daily Simple SOFR plus the Applicable Margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
(d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 1.6% per annum and the applicable base rate margin ranging from 0.00% to 0.60% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of March 31, 2023, the Company was in compliance with all of its financial covenants.

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
All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of March 31, 2023
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$24,500	$140,000	6.22%	7/1/2026	SOFR plus 1.35%
Credit Line 2 (3)(4)	70,000	1,250,000	5.82%	6/20/2025	SOFR plus 0.95%
	$94,500	$1,390,000
(1) Term SOFR or Daily Simple SOFR
(2) Secured by mortgages on certain real estate assets. On January 13, 2023 the maturity date was extended to July 1, 2026 with one extension of one year available.
(3) Unsecured with two six-month extensions available.
(4) Basis Rate as of March 31, 2023. Rate is subject to change based on our investment grade rating.

As of March 31, 2023, the Company’s percentage of fixed-rate debt to total debt was 70.7%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 3.6% and 6.0%, respectively. The combined weighted average interest rate was 4.3%.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $30,899 will be reclassified as an increase to interest income.

The Company held 18 derivative financial instruments which had a total combined notional amount of $1,782,610 as of March 31, 2023.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	March 31, 2023	December 31, 2022
Other assets	$40,180	$54,839
Other liabilities	$1,190	$73

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended March 31,
Type	2023	2022		2023	2022
Swap Agreements	$(5,562)	$42,741	Interest expense	$8,950	$(8,912)

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

As of March 31, 2023, the Company did not have any net liability positions in the fair value of derivatives.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. During 2022, a total of $63,008 was paid to repurchase 381,786 shares. During the three months ended March 31, 2023, no shares were repurchased. As of March 31, 2023, the Company had remaining authorization to repurchase shares with an aggregate value up to $336,992.
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

At March 31, 2023 and December 31, 2022, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of December 31, 2022, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	March 31, 2023	December 31, 2022
Series A Units	$—	$16,498
Series B Units	33,568	33,568
Series D Units	189,372	211,436
	$222,940	$261,502

Series A Participating Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series A Units were issued in June 2007. Series A Units in the amount of $101,700 bore a fixed priority return of 2.3% and originally had a fixed liquidation value of $115,000. The remaining balance participated in distributions with, and had a liquidation value equal to that of the OP Units. The Series A Units were redeemable at the option of the holder, which redemption obligation could have been satisfied, at the Company’s option, in cash or shares of its common stock. As a result of a redemption of 114,500 Series A Units in October 2014, the remaining fixed liquidation value was reduced to $101,700, which represented 875,480 Series A Units.
On June 25, 2007, the Operating Partnership loaned the holder of the Series A Units $100,000. The loan bore interest at 2.1%. The loan was secured by the borrower’s Series A Units, which are shown on the balance sheet net of the $100,000 loan as of December 31, 2022 because the borrower under the loan was also the holder of the Series A Units.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
On January 25, 2023, the redemption obligation for all outstanding Series A Units was satisfied, at the Company’s option, in $5,000 cash, 851,698 shares of its common stock, which was net of the noncash settlement of the $100,000 loan. As a result of this redemption, no Series A Units were outstanding as of March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, there were no outstanding Series C Units.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $189,171, which represents 7,566,828 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.0% ownership interest in the Operating Partnership as of March 31, 2023. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.0% are held by certain former owners of assets acquired by the Operating Partnership. As of March 31, 2023 and December 31, 2022, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2023, the ten-day average closing price of the Company's common stock was $155.29 and there were 7,214,649 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2023 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,120,363 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
OP Units redeemed for cash	—	13,028
Cash paid for OP Units redeemed	$—	$2,672

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in five consolidated joint ventures as of March 31, 2023. One joint venture owns one operating store and the other four joint ventures have a combined total of six properties under development. The voting interest of each third-party owner is between 3.0% and 31.0%.

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

The self-storage operations activities include rental operations of wholly-owned stores and self-storage units acquired in the Bargold transaction. The Company's consolidated revenues equal total segment revenues plus property management fees and other income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is property management fees and other income.

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Self-Storage Operations	$433,962	$379,808
Tenant Reinsurance	47,704	43,797
Total segment revenues	$481,666	$423,605

Operating expenses:
Self-Storage Operations	$117,166	$103,542
Tenant Reinsurance	9,089	7,042
Total segment operating expenses	$126,255	$110,584

Net operating income:
Self-Storage Operations	$316,796	$276,266
Tenant Reinsurance	38,615	36,755
Total segment net operating income:	$355,411	$313,021

Other components of net income:
Management fees and other income	$21,384	$19,957
General and administrative expense	(34,763)	(29,762)
Depreciation and amortization expense	(78,490)	(67,906)
Interest expense	(80,099)	(42,538)
Interest income	19,438	18,989
Equity in earnings and dividend income from unconsolidated real estate entities	10,305	9,097
Income tax expense	(4,308)	(3,141)
Net income	$208,878	$217,717

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

As of March 31, 2023, the Company was under agreement to acquire 11 stores at a total purchase price of $144,106. Five stores are scheduled to close in 2023 and six stores are scheduled to close in 2024. Additionally, the Company is under agreement to acquire three stores with joint venture partners, for a total investment of $9,864. Two stores are scheduled to close in 2023 and one store is scheduled to close in 2024.

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

17.    SUBSEQUENT EVENTS

On April 3, 2023, the Company entered into a definitive merger agreement with Life Storage, Inc. (NYSE: LSI) (“Life Storage”) in an all-stock transaction. Under the terms of the agreement, Life Storage stockholders will receive 0.895 of an Extra Space common share for each Life Storage share they own for estimated total consideration of $12.7 billion, based on Life Storage's closing share price on March 31, 2023. The combined company will own and/or manage over 3,500 locations and over 264.0 million net rentable square feet. The transaction is currently expected to close in the second half of 2023, subject to the approval of the Company and Life Storage stockholders and satisfaction of other customary closing conditions.

On May 1, 2023, the Company invested $150.0 million in shares of newly issued convertible preferred stock of Strategic Storage Trust VI, Inc., an affiliate of SmartStop Self Storage REIT, Inc. The dividend rate for the preferred shares is 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control, initial listing or certain other events, and are redeemable thereafter subject to a redemption premium.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2022. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2022 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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
Our stores are generally situated in highly visible locations clustered around large population centers. These areas typically enjoy above average population growth and income levels. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. To maximize the performance of our stores, we employ industry-leading revenue management systems. Developed internally, these systems enable us to analyze, set and adjust rental rates in real time across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more pro-actively manage revenues.
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
On April 3, 2023, we entered into a definitive merger agreement for an all-stock transaction with Life Storage, Inc. (“Life Storage”), Life Storage LP (the “Operating Partnership”), Extra Space Storage LP (“Extra Space OP”), Eros Merger Sub, LLC ("Eros Merger Sub”) and Eros OP Merger Sub, LLC (“Eros OP Merger Sub”), pursuant to which Eros Merger Sub will merge with and into Life Storage (the “company merger”), with Life Storage surviving the company merger as our wholly owned subsidiary and (b) following certain conversion and contributions transactions, Eros OP Merger Sub will merge with and into the Operating Partnership (the “partnership merger” and together with the company merger, the “mergers”), with the Operating Partnership surviving the partnership merger and becoming a wholly owned subsidiary of Extra Space OP. Under the terms of the merger agreement, Life Storage stockholders will receive 0.895 of an Extra Space common share for each Life Storage share they own for estimated total consideration of $12.7 billion, based on Life Storage's closing share price on March 31, 2023. The combined company will own and/or manage over 3,500 locations and over 264.0 million net rentable square feet. The transaction is currently expected to close in the second half of 2023, subject to the approval of our stockholders and Life Storage stockholders and satisfaction of other customary closing conditions.

PROPERTIES

As of March 31, 2023, we owned or had ownership interests in 1,457 operating stores. Of these stores, 1,133 are wholly-owned, and 323 are in unconsolidated joint ventures. In addition, we managed an additional 931 stores for third parties bringing the total number of stores which we own and/or manage to 2,388. These stores are located in 41 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of March 31, 2023, approximately 1,380,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2023, the average length of stay was approximately 16.6 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $21.05 for the three months ended March 31, 2023, compared to $19.47 for the three months ended March 31, 2022. Average annual rent per square foot for new leases was $17.00 for the three months ended March 31, 2023, compared to $19.23 for the three months ended March 31, 2022. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 2.4% and 3.0%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	March 31, 2023
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	9	679,423	2	150,808	5	331,376	16	1,161,607
Arizona	25	1,782,842	11	838,314	22	1,886,960	58	4,508,116
California	177	13,674,825	49	3,593,534	103	9,438,394	329	26,706,753
Colorado	17	1,149,673	9	664,192	26	1,883,566	52	3,697,431
Connecticut	7	538,516	7	575,936	9	565,783	23	1,680,235
Delaware	—	—	2	143,615	3	229,006	5	372,621
Florida	112	8,676,790	45	3,780,667	113	8,775,945	270	21,233,402
Georgia	68	5,270,188	15	1,216,731	25	1,916,018	108	8,402,937
Hawaii	14	943,023	—	—	3	159,393	17	1,102,416
Idaho	2	131,444	—	—	2	144,965	4	276,409
Illinois	60	3,761,398	10	740,804	32	2,323,422	102	6,825,624
Indiana	91	3,947,901	1	57,786	21	1,511,350	113	5,517,037
Kansas	1	50,209	2	108,920	3	229,403	6	388,532
Kentucky	13	961,009	1	51,771	9	784,596	23	1,797,376
Louisiana	5	386,884	—	—	13	968,790	18	1,355,674
Maine	—	—	—	—	8	572,816	8	572,816
Maryland	35	2,953,703	11	898,245	43	3,137,011	89	6,988,959
Massachusetts	47	3,001,958	9	614,539	29	1,819,757	85	5,436,254
Michigan	8	667,804	4	309,126	11	831,784	23	1,808,714
Minnesota	7	584,539	4	304,397	16	1,171,915	27	2,060,851
Mississippi	3	234,295	—	—	1	65,368	4	299,663
Missouri	6	431,181	2	119,600	13	986,582	21	1,537,363
Nebraska	—	—	—	—	3	278,106	3	278,106
Nevada	14	1,039,847	4	474,001	8	817,803	26	2,331,651
New Hampshire	2	134,764	2	84,165	9	483,879	13	702,808
New Jersey	64	5,116,539	17	1,228,585	40	3,028,054	121	9,373,178
New Mexico	11	712,687	10	683,410	13	955,943	34	2,352,040
New York	28	2,050,035	18	1,512,084	37	2,274,036	83	5,836,155
North Carolina	23	1,728,522	5	401,432	21	1,642,836	49	3,772,790
Ohio	24	1,464,162	5	325,295	10	766,260	39	2,555,717
Oklahoma	1	61,503	—	—	20	1,550,456	21	1,611,959
Oregon	8	550,177	1	65,245	10	738,443	19	1,353,865
Pennsylvania	21	1,547,250	9	680,007	38	2,767,209	68	4,994,466
Rhode Island	2	138,252	—	—	5	425,653	7	563,905
South Carolina	23	1,718,988	11	708,356	28	2,358,398	62	4,785,742
Tennessee	22	1,855,601	13	880,881	12	890,194	47	3,626,676
Texas	111	9,109,526	30	2,369,336	87	7,617,215	228	19,096,077
Utah	10	729,132	—	—	24	1,951,598	34	2,680,730
Virginia	53	4,271,375	9	703,437	27	1,814,830	89	6,789,642
Washington	9	685,706	—	—	13	1,057,123	22	1,742,829
Washington, DC	1	100,019	1	103,618	4	311,337	6	514,974
Wisconsin	—	—	4	371,423	12	921,101	16	1,292,524
Totals	1,134	82,841,690	323	24,760,260	931	72,384,674	2,388	179,986,624

(1)    Excludes 17,000 units related to the Bargold transaction. See Note 7 in the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 and 2022

Overview
Results for the three months ended March 31, 2023 included the operations of 1,457 stores (1,133 wholly-owned, one in a consolidated joint venture, and 323 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2022, which included the operations of 1,283 stores (995 wholly-owned, zero in consolidated joint ventures, and 288 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues:
Property rental	$433,962	$379,808	$54,154	14.3%
Tenant reinsurance	47,704	43,797	3,907	8.9%
Management fees and other income	21,384	19,957	1,427	7.2%
Total revenues	$503,050	$443,562	$59,488	13.4%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2023 was primarily the result of an increase of $26,692 at our stabilized stores related primarily to higher average rates to existing customers. Property rental revenue also increased by $21,109 associated with acquisitions completed in 2023 and 2022. We acquired one wholly-owned store during the three months ended March 31, 2023 and a total of 153 stores during the year ended December 31, 2022.

Tenant Reinsurance—The increase in our tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 2,388 stores at March 31, 2023 compared to 2,130 stores at March 31, 2022.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three months ended March 31, 2023 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of March 31, 2023, we managed 1,255 stores for joint ventures and third parties, compared to 1,135 stores as of March 31, 2022.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Expenses:
Property operations	$117,166	$103,542	$13,624	13.2%
Tenant reinsurance	9,089	7,042	2,047	29.1%
General and administrative	34,763	29,762	5,001	16.8%
Depreciation and amortization	78,490	67,906	10,584	15.6%
Total expenses	$239,508	$208,252	$31,256	15.0%

Property Operations—The increase in property operations expense during the three months ended March 31, 2023 consists primarily of an increase of $7,006 related to acquisitions completed in 2023 and 2022. We acquired one wholly-owned store during the three months ended March 31, 2023 and a total of 153 stores during the year ended December 31, 2022. Additionally, for the three months ended March 31, 2023 there was an increase of $4,394 at our stabilized stores primarily due to payroll, marketing, credit card processing fees, utilities and insurance, partially offset by repairs and maintenance and property taxes.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. We operated 2,388 stores at March 31, 2023 compared to 2,130 stores at March 31, 2022.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. Payroll has continued to increase as a result of outsized inflation. We did not observe any material trends in specific travel or other expenses apart from inflationary pressures and from the increase due to the management of additional stores. Also, during the three months ended March 31, 2023 increases relate in part to the acquisition of Bargold in June 2022 and 106 stores added with the Storage Express acquisition in September 2022 compared to the same period last year.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired one wholly-owned store during the three months ended March 31, 2023 and a total of 153 stores during the year ended December 31, 2022.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense	(80,099)	(42,538)	(37,561)	88.3%
Interest income	19,438	18,989	449	2.4%
Equity in earnings and dividend income from unconsolidated real estate entities	10,305	9,097	1,208	13.3%
Income tax expense	(4,308)	(3,141)	(1,167)	37.2%
Total other revenues & expenses, net	$(54,664)	$(17,593)	$(37,071)	210.7%

Interest Expense—The increase in interest expense during the three months ended March 31, 2023 was primarily the result of a higher weighted average interest rate and debt balance compared to the same period in the prior year.

Interest Income—Interest income represents interest earned on bridge loans, notes receivable and debt securities and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three months ended March 31, 2023 was primarily the result of an increase in the notes receivable for our bridge loan program along with an increase in interest rates.

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

Income Tax Expense—The increase in income tax expense for the three months ended March 31, 2023 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Net income attributable to common stockholders	$196,304	$203,579

Adjustments:
Real estate depreciation	71,248	62,692
Amortization of intangibles	4,170	2,766
Unconsolidated joint venture real estate depreciation and amortization	4,939	3,853
Distributions paid on Series A Preferred Operating Partnership units	(159)	(572)
Income allocated to Operating Partnership noncontrolling interests	12,574	14,138
Funds from operations attributable to common stockholders and unit holders	$289,076	$286,456

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 914 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2023	2022	Change
Same-store rental revenues
Net rental income	$370,630	$345,875	7.2%
Other operating income	13,462	11,748	14.6%
Total same-store rental revenues	384,092	357,623	7.4%

Same-store operating expenses
Payroll and benefits	20,842	20,060	3.9%
Marketing	6,172	5,560	11.0%
Office expense	11,979	10,679	12.2%
Property operating expense	9,863	8,828	11.7%
Repairs and maintenance	6,417	7,486	(14.3)%
Property taxes	34,346	34,790	(1.3)%
Insurance	3,622	2,713	33.5%
Total same-store operating expenses	93,241	90,116	3.5%

Same-store net operating income	$290,851	$267,507	8.7%

Same-store square foot occupancy as of quarter end	93.5%	94.3%
Properties included in same-store	914	914
Same-store revenues for the three months ended March 31, 2023 increased compared to the same period in 2022 due to higher average rates to existing customers and higher other operating income partially offset by lower occupancy.
Same-store expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 due to increases in payroll, marketing, credit card processing fees, utilities and insurance, partially offset by saving in repairs and maintenance and property taxes.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Net Income	$208,878	$217,717
Adjusted to exclude:
Equity in earnings and dividend income from unconsolidated real estate entities	(10,305)	(9,097)
Interest expense	80,099	42,538
Depreciation and amortization	78,490	67,906
Income tax expense	4,308	3,141
General and administrative	34,763	29,762
Management fees, other income and interest income	(40,822)	(38,946)
Net tenant insurance	(38,615)	(36,755)
Non same-store rental revenue	(49,870)	(22,185)
Non same-store operating expense	23,925	13,426
Total same-store net operating income	$290,851	$267,507

Same-store rental revenues	$384,092	$357,623
Same-store operating expenses	93,241	90,116
Same-store net operating income	$290,851	$267,507

CASH FLOWS

Cash flows from operating activities for the three months ended March 31, 2023 decreased when compared to the same period in the prior year. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$281,649	$287,465
Net cash used in investing activities	(86,339)	(121,372)
Net cash used in financing activities	(242,603)	(169,621)

Significant components of net cash flow included:
Net income	$208,878	$217,717
Depreciation and amortization	78,490	67,906
Acquisition and development of real estate assets	(64,058)	(210,521)
Investment in unconsolidated real estate entities	(21,062)	(4,321)
Issuance and purchase of notes receivable	(58,378)	(134,408)
Proceeds from sale of notes receivable	39,261	39,718
Principal payments received from notes receivable	21,828	195,803
Proceeds from notes payable and revolving lines of credit	1,381,592	889,829
Principal payments on notes payable and revolving lines of credit	(1,879,049)	(1,230,924)
Proceeds from issuance of public bonds, net	500,000	400,000
Dividends paid on common stock	(219,988)	(202,527)

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

We expect to generate positive cash flow from operations in 2023, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2023, we had $47,951 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2023 and 2022, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of March 31, 2023, we had $7,366,967 face value of debt, resulting in a debt to total enterprise value ratio of 23.9%. As of March 31, 2023, the ratio of total fixed-rate debt and other instruments to total debt was 70.7% ($5,207,398 total fixed-rate debt including $1,782,610 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2023 was 4.3%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2023.

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

We currently hold a BBB/Stable rating from S&P and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of March 31, 2023, we had a total of 906 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $17,247,796 and our total asset value was calculated as $22,407,701 according to the calculations as defined by our public bonds.

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
As of March 31, 2023, we had approximately $7.4 billion in total face value of debt, of which approximately $2.2 billion was subject to variable interest rates (excluding debt with interest rate swaps). If LIBOR or SOFR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $21.6 million annually.
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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and results of operations. Other than as set forth below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

Risks Related to the Mergers

The exchange ratio is fixed and will not be adjusted in the event of any change in our stock price or the stock price of Life Storage.
Upon the closing of the company merger, each outstanding share of Life Storage common stock (other than shares of Life Storage common stock owned by any of the Life Storage parties or any wholly owned subsidiary of Life Storage and each share of Life Storage common stock owned by us or any of our wholly owned subsidiaries) will be converted into the right to receive 0.895 of a share of our common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of 0.895 was fixed in the merger agreement and, except for certain adjustments on account of changes in the capitalization of the parties, will not be adjusted for changes in the market prices of shares of our common stock or of Life Storage common stock. Stock price changes may result from a variety of factors (many of which are beyond our control), including the following factors:
•market reaction to the announcement of the mergers and our prospects following the mergers;
•changes in the respective businesses, operations, assets, liabilities and prospects of us and Life Storage;
•changes in market assessments of the business, operations, financial position and prospects of us and Life Storage;
•market assessments of the likelihood that the mergers will close;
•interest rates (including changes or anticipated changes in interest rates), general market and economic conditions and other factors generally affecting the market prices of our common stock and Life Storage common stock;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we or Life Storage operate; and
•other factors beyond the control of either us or Life Storage, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of shares of our common stock at the closing of the mergers may vary from its price on the date the merger agreement was executed, on the date of this joint proxy statement/prospectus, on the date of our special meeting and on the date of the Life Storage special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.
If the market price of shares of our common stock increases between the date the merger agreement was signed, the date of our special meeting or the date of the Life Storage special meeting and the date of the closing of the mergers, Life Storage stockholders could receive shares of our common stock that have a market value upon completion of the mergers that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the merger agreement was signed, the date of our special meeting or the date of the Life Storage special meeting, respectively. Conversely, if the market price of shares of our common stock declines between the date the merger agreement was signed, the date of our special meeting or the date of the Life Storage special meeting and the closing of the mergers, Life Storage stockholders could receive shares of our common stock that have a market value upon the closing of the mergers that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the merger agreement was signed, the date of our special meeting or the date of the Life Storage special meeting, respectively. Furthermore, at the time of our special meeting and the Life Storage special meeting, our stockholders and Life Storage stockholders will not know with certainty the value of the our common stock that Life Storage stockholders will receive upon completion of the mergers.
Therefore, while the number of shares of our common stock to be issued per share of Life Storage common stock is fixed, our stockholders and Life Storage shareholders cannot be sure of the market value of the merger consideration Life Storage stockholders will receive upon the closing of the mergers.

Holders of our common stock will have a reduced ownership and voting interest after the mergers and will exercise less influence over our management.
The mergers will result in our stockholders having an ownership stake that is smaller than their current stake in our company as of immediately prior to the mergers. Upon completion of the mergers, based on the number of shares of our common stock outstanding on March 31, 2023, we estimate that our existing stockholders will own approximately 65% of the issued and outstanding common stock of the combined company. Consequently, our stockholders will have less influence over our management and policies after the company merger effective time than they currently exercise over our management and policies.

Completion of the mergers is subject to many conditions, and if these conditions are not satisfied or waived, the mergers will not be completed, which could result in a requirement that we pay termination fees.
The consummation of the mergers is subject to certain conditions, including (i) the approval of the company merger by the affirmative vote of the holders of two-thirds of the outstanding shares of Life Storage common stock entitled to vote on such matter, (ii) the approval of our common stock issuance by affirmative vote of a majority of the votes cast by the holders of our common stock, (iii) the shares of our common stock to be issued in the company merger having been approved for listing on the NYSE, (iv) the Form S-4 having been declared effective, (v) the absence of any temporary restraining order, injunction or other order, decree or judgment being issued by any governmental authority and no law being enacted, which would have the effect of making illegal or otherwise prohibiting the consummation of the mergers, (vi) the receipt of certain legal opinions by us and Life Storage and (vii) other customary conditions specified in the merger agreement.
There can be no assurance that the conditions to the closing of the mergers will be satisfied or waived or that the mergers will be completed. Failure to consummate the mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we have incurred and will incur certain transaction costs, regardless of whether the proposed mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders; and (ii) the proposed mergers, whether or not they close, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or Life Storage may terminate the merger agreement under certain circumstances, including, among other reasons, if the mergers are not completed by December 31, 2023.
If the merger agreement is terminated under certain circumstances specified in the merger agreement, we may be required to pay Life Storage a termination fee of $761 million and/or reimburse Life Storage’s transaction expenses up to an amount equal to $20 million. If the mergers are not consummated, the price of our common stock might decline.

Failure to complete the mergers could negatively impact the stock prices and our future business and financial results.
If the mergers are not completed, our ongoing business could be materially adversely affected and without realizing any of the benefits of having completed the mergers, we will be subject to a variety of risks associated with the failure to complete the mergers, including the following:
•the market price of our common stock could decline;
•our being required, under certain circumstances, to pay to Life Storage a termination fee of $761 million depending on the circumstances;

•if the merger agreement is terminated and our board seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the merger agreement;
•we may experience negative reactions from the financial markets or our customers, vendors or employees;
•our having to pay certain costs relating to the mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees whether or not the mergers are completed; and
•diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the mergers.
If the mergers are not completed, these risks could materially affect our business, financial results and share price. In addition, if the mergers are not completed, we could be subject to litigation related to any failure to complete the mergers or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement. The materialization of any of these risks could adversely impact our ongoing business.

The pendency of the mergers could adversely affect our business and operations.
Prior to the effective time of the mergers, some of our customers, prospective customers or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the mergers are completed. In addition, third-party owners of stores which Life Storage manages, or which we manage, may cancel their management agreements, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the mergers are completed as well as negatively affect the financial position of the combined company. Further, due to operating restrictions in the merger agreement, we may be unable, during the pendency of the mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

An adverse outcome in any litigation or other legal proceedings relating to the merger agreement, or the transactions contemplated thereby, could have a material adverse impact on our or our ability to consummate the transactions contemplated by the merger agreement.
Transactions like the mergers are frequently the subject of litigation, shareholder demands, or other legal proceedings, including actions alleging that either party’s board of directors breached their respective duties to their stockholders or other equity holders by entering into the merger agreement, by failing to obtain a greater value in the transaction for their stockholders or other equity holders or otherwise, or any other claims (contractual or otherwise) arising out of the mergers or the transactions related thereto. With respect to these proceedings, and any other litigation or other legal proceedings that are brought against us or our board of directors or subsidiaries in connection with the merger agreement, or the transactions contemplated thereby, we intend to defend against any such claims made therein but may not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our ability to consummate the mergers in a timely manner, or at all, or our business, results of operation or financial position, including through the possible diversion of our resources or distraction of key personnel.

We expect to incur substantial expenses related to the mergers.
Following the mergers, we expect to incur substantial expenses in connection with completing the mergers and integrating the operations and systems of Life Storage with ours. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of our expenses relating to the completion of the mergers and our operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the mergers could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the operations of Life Storage following the completion of the mergers.

Following the mergers, we may be unable to integrate the operations of Life Storage successfully with ours and realize the anticipated synergies and other benefits of the mergers or do so within the anticipated time frame.
The mergers involve the combination of two companies that currently operate as independent public companies and their respective operating partnerships. We are expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state-of-the-art technology and systems. However, we will be required to devote significant management attention and resources to integrating the operations of Life Storage with our own. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine the operations of Life Storage, including the integration of employees, customer records and maintaining cybersecurity protections, in a manner that permits us to achieve the cost savings anticipated to result from the mergers, which would result in the anticipated benefits of the mergers not being realized in the time frame currently anticipated or at all;
•the inability to dispose of former Life Storage assets or operations that we may desire to dispose of;
•the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
•the failure to retain our key employees or the key employees of Life Storage;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the mergers; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the mergers and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the mergers, or could otherwise adversely affect our business and financial results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2
10.2	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
10.3	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP.	8-K	April 3, 2023	2.1
22.1	Issuer and Guarantors of Guaranteed Securities				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 4, 2023	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)