Form 10-Q
period 2023-06-30
Extra Space Storage Inc.
filed 2023-08-09
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 2, 2023, was 211,276,502.

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
•failure to realize the expected benefits of the recent acquisition of Life Storage, Inc. (“Life Storage”);
•the risk that Life Storage’s business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected, including our ability to retain and hire key personnel;
•the uncertainty of expected future financial performance and results of the combined company following completion of the Life Storage merger;
•failure to close pending acquisitions and developments on expected terms, or at all;
•the effect of competition from new and existing stores or other storage alternatives, including increased or unanticipated competition for our or Life Storage’s properties, which could cause rents and occupancy rates to decline;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate assets, net	$10,017,351	$9,997,978
Real estate assets - operating lease right-of-use assets	220,090	221,725
Investments in unconsolidated real estate entities	747,775	582,412
Investments in debt securities and notes receivable	891,190	858,049
Cash and cash equivalents	50,644	92,868
Other assets, net	438,403	414,426
Total assets	$12,365,453	$12,167,458
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,273,448	$1,288,555
Unsecured term loans, net	2,248,840	2,340,116
Unsecured senior notes, net	3,695,200	2,757,791
Revolving lines of credit	275,250	945,000
Operating lease liabilities	228,343	229,035
Cash distributions in unconsolidated real estate ventures	69,183	67,352
Accounts payable and accrued expenses	212,416	171,680
Other liabilities	327,366	289,655
Total liabilities	8,330,046	8,089,184
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 135,058,897 and 133,921,020 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,351	1,339
Additional paid-in capital	3,383,303	3,345,332
Accumulated other comprehensive income	47,065	48,798
Accumulated deficit	(175,941)	(135,872)
Total Extra Space Storage Inc. stockholders' equity	3,255,778	3,259,597
Noncontrolling interest represented by Preferred Operating Partnership units, net	222,940	261,502
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	556,689	557,175
Total noncontrolling interests and equity	4,035,407	4,078,274
Total liabilities, noncontrolling interests and equity	$12,365,453	$12,167,458

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Property rental	$440,747	$408,044	$874,709	$787,852
Tenant reinsurance	48,433	46,427	96,137	90,224
Management fees and other income	22,206	20,517	43,590	40,474
Total revenues	511,386	474,988	1,014,436	918,550
Expenses:
Property operations	114,637	104,252	231,803	207,794
Tenant reinsurance	9,482	7,537	18,571	14,579
Transaction related costs	—	1,465	—	1,465
General and administrative	34,842	31,251	69,605	61,013
Depreciation and amortization	79,086	69,067	157,576	136,973
Total expenses	238,047	213,572	477,555	421,824
Gain on real estate transactions	—	14,249	—	14,249
Income from operations	273,339	275,665	536,881	510,975
Interest expense	(86,372)	(47,466)	(166,471)	(90,004)
Interest income	21,077	15,060	40,515	34,049
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	208,044	243,259	410,925	455,020
Equity in earnings and dividend income from unconsolidated real estate entities	13,254	10,190	23,559	19,287
Income tax expense	(5,986)	(5,615)	(10,294)	(8,756)
Net income	215,312	247,834	424,190	465,551
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,254)	(4,491)	(4,508)	(8,824)
Net income allocated to Operating Partnership and other noncontrolling interests	(10,648)	(11,213)	(20,968)	(21,018)
Net income attributable to common stockholders	$202,410	$232,130	$398,714	$435,709
Earnings per common share
Basic	$1.50	$1.73	$2.96	$3.24
Diluted	$1.50	$1.73	$2.95	$3.24
Weighted average number of shares
Basic	134,832,232	134,192,540	134,672,672	134,186,426
Diluted	143,529,817	142,737,909	143,337,522	141,600,206
Cash dividends paid per common share	$1.62	$1.50	$3.24	$3.00

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$215,312	$247,834	$424,190	$465,551
Other comprehensive income:
Change in fair value of interest rate swaps	12,599	20,113	(1,911)	71,762
Total comprehensive income	227,911	267,947	422,279	537,313
Less: comprehensive income attributable to noncontrolling interests	13,517	16,719	25,298	33,503
Comprehensive income attributable to common stockholders	$214,394	$251,228	$396,981	$503,810

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and six months ended June 30, 2023
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at March 31, 2023	$222,940	$554,015	$2,413	135,007,280	$1,350	$3,376,458	$35,081	$(159,556)	$4,032,701
Issuance of common stock in connection with share based compensation	—	—	—	53,823	1	6,939	—	—	6,940
Taxes paid upon net settlement of share based compensation	—			(573)	—	(94)	—	—	(94)
Restricted stock grants cancelled	—	—	—	(1,633)	—	—	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	709	—	—	—	—	—	709
Net income (loss)	2,254	10,691	(43)	—	—	—	—	202,410	215,312
Other comprehensive income	—	615	—	—	—	—	11,984	—	12,599
Distributions to Operating Partnership units held by noncontrolling interests	(2,254)	(11,711)	—	—	—	—	—	—	(13,965)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(218,795)	(218,795)
Balances at June 30, 2023	$222,940	$553,610	$3,079	135,058,897	$1,351	$3,383,303	$47,065	$(175,941)	$4,035,407

Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	143,387	2	12,437	—	—	12,439
Taxes paid upon net settlement of share based compensation	—	—	—	(7,660)	—	(7,543)	—	—	(7,543)
Restricted stock grants cancelled	—	—	—	(3,855)	—	—	—	—	—
Redemption of Preferred A Units in the Operating Partnership for stock	(16,339)	—	—	851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,064)	—	—	154,307	2	22,062	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	2,100	—	—	—	—	—	2,100
Net income (loss)	4,508	21,069	(101)	—	—	—	—	398,714	424,190
Other comprehensive income	—	(178)	—	—	—	—	(1,733)	—	(1,911)
Distributions to Operating Partnership units held by noncontrolling interests	(4,667)	(23,376)	—	—	—	—	—	—	(28,043)
Dividends paid on common stock at $3.24 per share	—	—	—	—	—	—	—	(438,783)	(438,783)
Balances at June 30, 2023	$222,940	$553,610	$3,079	135,058,897	$1,351	$3,383,303	$47,065	$(175,941)	$4,035,407

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and six months ended June 30, 2022
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at March 31, 2022	$256,051	$411,581	$317	134,251,076	$1,343	$3,329,608	$6,457	$(127,193)	$3,878,164
Issuance of common stock in connection with share based compensation	—	—	—	38,016	—	5,245	—	—	5,245
Restricted stock grants cancelled	—	—	—	(7,122)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(296)	—	—	—	(536)	—	—	(832)
Redemption of Preferred B Units in the Operating Partnership for cash	(1,125)	—	—	—	—	—	—	—	(1,125)
Issuance of Operating Partnership units in conjunction with business combinations	—	16,000	—	—	—	—	—	—	16,000
Issuance of Preferred D Units in the Operating Partnership in conjunction with business combinations	6,000	—	—	—	—	—	—	—	6,000
Repurchase of common stock, net of offering costs	—	—	—	(381,786)	(4)	—	—	(63,004)	(63,008)
Net income	4,491	11,213	—	—	—	—	—	232,130	247,834
Other comprehensive income	120	895	—	—	—	—	19,098	—	20,113
Distributions to Operating Partnership units held by noncontrolling interests	(4,306)	(9,821)	—	—	—	—	—	—	(14,127)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(201,024)	(201,024)
Balances at June 30, 2022	$261,231	$429,572	$317	133,900,184	$1,339	$3,334,317	$25,555	$(159,091)	$3,893,240

Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	180,800	2	9,787	—	—	9,789
Restricted stock grants cancelled	—	—	—	(7,901)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(1,125)	—	—	—	(2,379)	—	—	(3,504)
Redemption of Preferred B Units in the Operating Partnership for cash	(4,500)	—	—	—	—	—	—	—	(4,500)
Issuance of Operating Partnership units in conjunction with business combinations	—	16,000	—	—	—	—	—	—	16,000
Issuance of Preferred D units in the Operating Partnership in conjunction with business combinations	6,000	—	—	—	—	—	—	—	6,000
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	2	40,961	—	—	40,963
Repurchase of common stock, net of offering costs	—	—	—	(381,786)	(4)	—	—	(63,004)	(63,008)
Net income	8,824	21,018	—	—	—	—	—	435,709	465,551
Other comprehensive income	433	3,228	—	—	—	—	68,101	—	71,762
Distributions to Operating Partnership units held by noncontrolling interests	(8,636)	(19,602)	—	—	—	—	—	—	(28,238)
Dividends paid on common stock at $3.00 per share	—	—	—	—	—	—	—	(403,551)	(403,551)
Balances at June 30, 2022	$261,231	$429,572	$317	133,900,184	$1,339	$3,334,317	$25,555	$(159,091)	$3,893,240

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$424,190	$465,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,576	136,973
Amortization of deferred financing costs	5,470	3,933
Non-cash lease expense	942	939
Compensation expense related to stock-based awards	12,439	9,787
Accrual of interest income added to principal of debt securities and notes receivable	(16,200)	(19,235)
Gain on real estate transactions	—	(14,249)
Distributions from unconsolidated real estate ventures	7,594	6,204
Changes in operating assets and liabilities:
Other assets	(28,129)	15,789
Accounts payable and accrued expenses	36,234	28,646
Other liabilities	29,411	6,049
Net cash provided by operating activities	629,527	640,387
Cash flows from investing activities:
Acquisition of real estate assets	(127,416)	(438,287)
Cash paid for business combination	—	(157,301)
Development and redevelopment of real estate assets	(37,244)	(29,256)
Proceeds from sale of real estate assets and investments in real estate ventures	1,046	39,367
Investment in unconsolidated real estate entities	(171,126)	(76,339)
Return of investment in unconsolidated real estate ventures	—	342
Issuance and purchase of notes receivable	(124,103)	(204,930)
Principal payments received from notes receivable	46,466	223,773
Proceeds from sale of notes receivable	60,696	82,115
Purchase of equipment and fixtures	(5,905)	(9,512)
Net cash used in investing activities	(357,586)	(570,028)
Cash flows from financing activities:
Proceeds from notes payable and revolving lines of credit	2,479,592	1,948,657
Principal payments on notes payable and revolving lines of credit	(3,246,378)	(1,915,531)
Proceeds from issuance of public bonds, net	950,000	400,000
Deferred financing costs	(28,151)	(6,713)
Repurchase of common stock	—	(63,008)
Redemption of Operating Partnership units held by noncontrolling interests	—	(3,504)
Redemption of Preferred Units for cash	(5,000)	(4,500)
Dividends paid on common stock	(438,783)	(403,551)
Distributions to noncontrolling interests	(28,043)	(28,237)
Net cash used in financing activities	(316,763)	(76,387)
Net decrease in cash, cash equivalents, and restricted cash	(44,822)	(6,028)
Cash, cash equivalents, and restricted cash, beginning of the period	97,735	76,194
Cash, cash equivalents, and restricted cash, end of the period	$52,913	$70,166
Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$92,868	$71,126
Restricted cash included in other assets	4,867	5,068
	$97,735	$76,194

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$50,644	$58,729
Restricted cash included in other assets	2,269	11,437
	$52,913	$70,166
Supplemental schedule of cash flow information
Interest paid	$150,459	$82,381
Income taxes paid	1,910	9,116
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$116,336	$—
Common stock and paid-in capital	(11,336)	—
Noncontrolling interests in Operating Partnership Note Receivable Payoff	(100,000)	—
OP Unit Redemption - Cash Proceeds	(5,000)	—
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$—	$1,689
Operating lease liabilities	—	(1,689)
Acquisitions of real estate assets
Real estate assets, net	$—	$48,535
Value of equity issued	—	(40,965)
Net Liabilities Assumed	—	—
Investment in unconsolidated real estate ventures	—	(747)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$4,503	$987
Accounts payable and accrued expenses	(4,503)	(987)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$33,403	$—
Additional paid-in capital	(33,403)	$—
Issuance of OP and Preferred OP units in conjunction with business combination
Preferred OP units issued	$—	$(6,000)
OP units issued	—	(16,000)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2023, the Company had direct and indirect equity interests in 1,460 stores. In addition, the Company managed 978 stores for third parties, bringing the total number of stores which it owns and/or manages to 2,438. These stores are located in 41 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. As of June 30, 2023, the Company has converted all of its LIBOR-indexed debt and derivatives to SOFR-based indexes (effective with the respective instrument’s next reset date for certain instruments). For all derivatives in hedge accounting relationships, the elective relief in Topic 848 that allows for the continuation of hedge accounting throughout the transition process was utilized.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$51,235	$—
Other liabilities - Cash flow hedge swap agreements	$—	$—	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2023 or December 31, 2022.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of June 30, 2023, the Company had no operating stores classified as held for sale which are included in real estate assets, net.

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

In connection with the Company’s acquisition of stores, the purchase price is allocated to the tangible and intangible assets and liabilities acquired based on their relative fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Any debt assumed as part of an acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are capitalized as part of the purchase price. For acquisitions that meet the definition of a business, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. Goodwill is measured as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Acquisition-related expenses arising from the transaction are expensed as incurred. The Company includes the results of operations of the businesses that it acquires beginning on the acquisition date.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$1,889	$1,900	$95,965	$101,900
Fixed rate notes receivable	$1,571	$1,625	$5,191	$5,241
Fixed rate debt	$5,005,056	$5,540,970	$4,320,014	$4,762,196

4.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	June 30, 2023	December 31, 2022
Land	$2,371,918	$2,356,746
Buildings, improvements and other intangibles	9,579,378	9,425,468
Right of use asset - finance lease	141,861	136,259
Intangible assets - tenant relationships	152,735	152,775
Intangible lease rights	12,943	12,943
	12,258,835	12,084,191
Less: accumulated depreciation and amortization	(2,295,568)	(2,138,524)
Net operating real estate assets	9,963,267	9,945,667
Real estate under development/redevelopment	54,084	52,311
Real estate assets, net	$10,017,351	$9,997,978

5.     OTHER ASSETS
The components of other assets are summarized as follows:

	June 30, 2023	December 31, 2022
Goodwill	$170,811	$170,811
Receivables, net	99,971	85,937
Prepaid expenses and deposits	67,078	50,318
Equipment and fixtures, net	42,657	42,808
Fair value of interest rate swaps	51,235	54,839
Deferred line of credit financing costs, net	4,382	4,846
Restricted cash	2,269	4,867
	$438,403	$414,426

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
6.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series D Redeemable Preferred Units (“Series D Units” and, together with the Series A Units and Series B Units, the “Preferred OP Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.

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

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended June 30, 2023 and 2022 was $150.45 and $185.25, respectively.

The following table presents the number of Preferred Operating Partnership units as if converted into potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	223,118	183,807	218,259	183,342
Series D Units	—	—	—	1,074,933
	223,118	183,807	218,259	1,258,275

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$202,410	$232,130	$398,714	$435,709
Earnings and dividends allocated to participating securities	(323)	(313)	(627)	(601)
Earnings for basic computations	202,087	231,817	398,087	435,108
Earnings and dividends allocated to participating securities	323	—	627	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	12,441	15,201	24,569	24,978
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	(572)	—	(1,144)
Net income for diluted computations	$214,851	$246,446	$423,283	$458,942

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	134,832,232	134,192,540	134,672,672	134,186,426
OP Units	7,214,649	6,545,104	7,214,649	6,533,010
Series A Units	—	875,480	—	875,480
Series D Units	1,257,366	1,119,641	1,233,178	—
Unvested restricted stock awards included for treasury stock method	221,380	—	212,723	—
Shares related to dilutive stock options	4,190	5,144	4,300	5,290
Average number of common shares outstanding - diluted	143,529,817	142,737,909	143,337,522	141,600,206
Earnings per common share
Basic	$1.50	$1.73	$2.96	$3.24
Diluted	$1.50	$1.73	$2.95	$3.24

7.    ACQUISITIONS AND DISPOSITIONS

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2023 and 2022. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

							Total
Period	Number of Stores	Cash Paid	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q2 2023	3	32,888	—	—	26	—	32,914
Q1 2023	1	13,111	—	—	6	—	13,117
Total 2023	4	$45,999	$—	$—	$32	$—	$46,031

Q2 2022	15	220,933	6,823	—	811	—	228,567
Q1 2022	14	185,910	—	747	274	40,965	227,896
Total 2022	29	$406,843	$6,823	$747	$1,085	$40,965	$456,463

Other Investments

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
On June 1, 2022 the Company completed the acquisition of Bargold Storage Systems, LLC ("Bargold") for a purchase price of approximately $179.3 million. Bargold leases space in apartment buildings, primarily in New York City and its boroughs, builds out the space as storage units, and subleases the units to tenants. As of the date of the acquisition, Bargold had approximately 17,000 storage units with an approximate occupancy of 97%. This acquisition is considered a business combination under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

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
8.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company's interest in preferred stock of SmartStop Self Storage REIT, Inc. ("SmartStop") and Strategic Storage Trust VI, Inc. ("Strategic Storage"), an indirect subsidiary of SmartStop Self Storage REIT, Inc. and the Company's noncontrolling interest in real estate joint ventures that own stores. The Company accounts for its investment in SmartStop preferred stock, which does not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.

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
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	June 30,	December 31,
				2023	2022
PRISA Self Storage LLC	84	4%	4%	$8,487	$8,596
Storage Portfolio II JV LLC	36	10%	30%	(7,628)	(7,200)
Storage Portfolio IV JV LLC	32	10%	30%	48,511	49,139
Storage Portfolio I LLC	24	34%	49%	(42,000)	(41,372)
PR II EXR JV LLC	23	25%	25%	109,014	110,172
ESS-CA TIVS JV LP	16	55%	60%	29,938	30,778
VRS Self Storage, LLC	16	45%	54%	(15,922)	(15,399)
ARA-EXR JV LLC	12	10%	30%	18,982	19,137
ESS-NYFL JV LP	11	16%	24%	11,031	11,332
Extra Space Northern Properties Six LLC	10	10%	35%	(3,633)	(3,382)
Alan Jathoo JV LLC	9	10%	10%	7,313	7,414
ESS Bristol Investments LLC	8	10%	30%	2,017	2,110
ESS - BGO Atlanta GA JV LLC	8	20%	35%	35,185	30,467
ESS - BGO Storage JV I LLC	6	20%	35%	22,781	7,466
Storage Portfolio V JV LLC	6	10%	30%	9,416	9,517
PR EXR Self Storage, LLC	5	25%	40%	57,984	58,476
Storage Portfolio III JV LLC	5	10%	30%	5,419	5,467
Other unconsolidated real estate ventures	12	20-50%	20-50%	31,697	32,342
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Strategic Storage Trust VI, Inc. Preferred Stock (3)	n/a	n/a	n/a	150,000	—
Net Investments in and Cash distributions in unconsolidated real estate entities	323			$678,592	$515,060
(1)    Includes pro-rata equity ownership share and maximum potential promoted interest.
(2)    In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop Self Storage REIT, Inc. ("SmartStop") with a dividend rate of 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.
(3)    In May 2023, the Company invested $150,000 in shares of convertible preferred stock of Strategic Storage Trust VI, Inc. ("Strategic Storage") with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control or initial listing of Strategic Storage Trust VI, Inc.. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
During the six months ended June 30, 2023, the Company contributed a total of $20,686 of cash to its joint ventures, for its pro-rata portion of the purchase price of five operating stores.
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	June 30, 2023	December 31, 2022
Debt securities - NexPoint Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	540,355	491,879
Dividends and Interest Receivable	50,835	66,170
	$891,190	$858,049
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

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties and unsecured mezzanine loans receivable. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell a portion of the mortgage receivables. During the six months ended June 30, 2023 the Company sold a total principal amount of $60,696 of its mortgage bridge loans receivable to third parties for a total of $60,696 in cash and closed on $104,120 in new bridge loans.

The bridge loans typically have a loan to value ratio between 70% and 80%. None of the debt securities or notes receivable are in past-due or nonaccrual status and the allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
In June 2023, the Operating Partnership executed a public bond issuance by selling $450.0 million principal amount of 5.500% Senior Notes due 2030 (the "Notes Due 2030"). Interest on the Notes Due 2030 is paid semi-annually in arrears on January 1 and July 1 of each year. The Notes Due 2030 will mature on July 1, 2030, and the Operating Partnership may redeem the Notes Due 2030 at its option and sole discretion at any time prior to May 1, 2030 for cash equal to the outstanding principal amount plus the present value of the remaining scheduled interest payments, plus any accrued but unpaid interest.
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
The Operating Partnership may redeem the Notes Due 2028, the Notes Due 2029, the Notes Due 2030, the Notes Due 2031 and/or the Notes Due 2032 (collectively, the "Notes") in whole at any time or in part from time to time, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) a make-whole premium calculated in accordance with the indenture governing the notes, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. Notwithstanding the foregoing, on or after the par call date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. The par call date on the Notes Due 2028 is one month prior to the maturity. The par call date on the Notes Due 2029 and the Notes Due 2030 is two months prior to the maturity. The par call date on the Notes Due 2031 and the Notes Due 2032 is three months prior to their maturity dates.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The components of term debt are summarized as follows:

Term Debt	June 30, 2023	December 31, 2022	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$404,336	$521,820	2.67% - 4.56%		April 2025 - February 2030
Secured variable-rate (1)	883,052	772,604		6.14% - 6.59%	August 2023 - September 2030
Unsecured fixed-rate	5,136,633	4,240,376	2.35% - 5.70%		January 2025 - March 2032
Unsecured variable-rate	848,367	884,624		6.14% - 6.19%	January 2024 - January 2028
Total	7,272,388	6,419,424
Less: Unamortized debt issuance costs	(54,900)	(32,962)
Total	$7,217,488	$6,386,462

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rates include 30-day USD LIBOR, Adjusted Term SOFR and Adjusted Daily Simple SOFR.
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at June 30, 2023:

2023	$332,680
2024	335,000
2025	707,289
2026	809,508
2027	869,713
Thereafter	4,218,198
$7,272,388
On June 22, 2023, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which increased the commitment of the revolving credit facility to $1,940.0 million and extended maturity to June 2027. In connection with entering into the Credit Agreement, the Company paid off Tranche 5 and added the Tranche 8 term loan, maturing June 2024, which allowed the Company to draw up to $1,000.0 million in connection with the Life Storage merger. Tranche 8 was undrawn as of June 30, 2023, but was fully drawn on July 20, 2023, in connection with the closing of the merger with Life Storage, Inc. (“Life Storage”).

As of June 30, 2023, the terms of the Credit Agreement are as follows:

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Debt Capacity	Maturity Date
Revolving Credit Facility	$1,940,000	June 2027
Tranche 1 Term Loan Facility (1)	400,000	January 2027
Tranche 2 Term Loan Facility (1)	425,000	October 2026
Tranche 3 Term Loan Facility (1)	245,000	January 2025
Tranche 4 Term Loan Facility (1)	255,000	June 2026
Tranche 5 Term Loan Facility (2)	—	February 2024
Tranche 6 Term Loan Facility (1)	175,000	January 2028
Tranche 7 Term Loan Facility (1)	425,000	July 2029
Tranche 8 Term Loan Facility (3)	$1,000,000	June 2024
	$4,865,000
(1) Term loan amounts have been fully drawn as of June 30, 2023.
(2) The Tranche 5 Term Loan was paid off prior to maturity as part of the June 2023 recast.
(3) The Tranche 8 Term Loan was undrawn as of June 30, 2023, but was fully drawn on July 20, 2023.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, and the term of the Tranche 8 Term Loan Facility for one year, after satisfying certain conditions.

As of June 30, 2023, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Adjusted Term or Daily Simple SOFR plus the Applicable Margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 2.2% per annum and the applicable base rate margin ranging from 0.00% to 1.20% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of June 30, 2023, the Company was in compliance with all of its financial covenants.

In July 2022, the Company completed an accordion transaction in its credit facility, which added a $175.0 million unsecured debt tranche maturing January 2028 and a $425.0 million unsecured debt tranche maturing July 2029. As of June 30, 2023, the interest rates for the tranches are Adjusted Term SOFR/Adjusted Daily Simple SOFR ("ASOFR") + 0.95% and ASOFR + 1.25%, respectively.

All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of June 30, 2023
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$23,250	$140,000	6.44%	7/1/2026	SOFR plus 1.35%
Credit Line 2 (3)(4)	252,000	1,940,000	6.04%	6/22/2027	ASOFR plus 0.95%
	$275,250	$2,080,000
(1) Term SOFR or Daily Simple SOFR
(2) Secured by mortgages on certain real estate assets. On January 13, 2023 the maturity date was extended to July 1, 2026 with one extension of one year available.
(3) Unsecured. On June 22, 2023, the maturity was extended to June 22, 2027 with two six-month extensions available.
(4) Basis Rate as of June 30, 2023. Rate is subject to change based on our investment grade rating.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As of June 30, 2023, the Company’s percentage of fixed-rate debt to total debt was 73.4%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 3.8% and 6.4%, respectively. The combined weighted average interest rate was 4.5%.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $34,219 will be reclassified as an increase to interest income.

The Company held 17 derivative financial instruments which had a total combined notional amount of $1,666,265 as of June 30, 2023.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	June 30, 2023	December 31, 2022
Other assets	$51,235	$54,839
Other liabilities	$—	$73

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended June 30,
Type	2023	2022		2023	2022
Swap Agreements	$23,628	$14,358	Interest expense	$11,033	$(5,755)

	Gain (loss) recognized in OCI for the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Six Months Ended June 30,
Type	2023	2022		2023	2022
Swap Agreements	$18,065	$57,099	Interest expense	$19,984	$(14,667)

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

As of June 30, 2023, the Company did not have any net liability positions in the fair value of derivatives.
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

On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. During 2022, a total of $63,008 was paid to repurchase 381,786 shares. During the six months ended June 30, 2023, no shares were repurchased. As of June 30, 2023, the Company had remaining authorization to repurchase shares with an aggregate value up to $336,992.
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

At June 30, 2023 and December 31, 2022, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of December 31, 2022, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	June 30, 2023	December 31, 2022
Series A Units	$—	$16,498
Series B Units	33,568	33,568
Series D Units	189,372	211,436
	$222,940	$261,502

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
On January 25, 2023, the redemption obligation for all outstanding Series A Units was satisfied, at the Company’s option, in $5,000 cash, 851,698 shares of its common stock, which was net of the noncash settlement of the $100,000 loan. As a result of this redemption, no Series A Units were outstanding as of June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, there were no outstanding Series C Units.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $189,372, which represents 7,566,828 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
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
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 94.0% ownership interest in the Operating Partnership as of June 30, 2023. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 6.0% are held by certain former owners of assets acquired by the Operating Partnership. As of June 30, 2023 and December 31, 2022, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of June 30, 2023, the ten-day average closing price of the Company's common stock was $145.79 and there were 7,214,649 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2023 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,051,824 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2023	2022
OP Units redeemed for cash	—	18,028
Cash paid for OP Units redeemed	$—	$3,504
OP Units issued in conjunction with business combination and acquisitions	—	91,743

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in seven consolidated joint ventures as of June 30, 2023. One joint venture owns one operating store and the other six joint ventures each have a property under development. The voting interest of each third-party owner is between 2.0% and 31.0%.

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Self-Storage Operations	$440,747	$408,044	$874,709	$787,852
Tenant Reinsurance	48,433	46,427	96,137	90,224
Total segment revenues	$489,180	$454,471	$970,846	$878,076

Operating expenses:
Self-Storage Operations	$114,637	$104,252	$231,803	$207,794
Tenant Reinsurance	9,482	7,537	18,571	14,579
Total segment operating expenses	$124,119	$111,789	$250,374	$222,373

Net operating income:
Self-Storage Operations	$326,110	$303,792	$642,906	$580,058
Tenant Reinsurance	38,951	38,890	77,566	75,645
Total segment net operating income:	$365,061	$342,682	$720,472	$655,703

Other components of net income:
Management fees and other income	$22,206	$20,517	$43,590	$40,474
Transaction related costs	—	(1,465)	—	(1,465)
General and administrative expense	(34,842)	(31,251)	(69,605)	(61,013)
Depreciation and amortization expense	(79,086)	(69,067)	(157,576)	(136,973)
Gain on real estate transactions	—	14,249	—	14,249
Interest expense	(86,372)	(47,466)	(166,471)	(90,004)
Interest income	21,077	15,060	40,515	34,049
Equity in earnings and dividend income from unconsolidated real estate entities	13,254	10,190	23,559	19,287
Income tax expense	(5,986)	(5,615)	(10,294)	(8,756)
Net income	$215,312	$247,834	$424,190	$465,551

16.    COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As of June 30, 2023, the Company was under agreement to acquire 11 stores at a total purchase price of $125,245. Four stores are scheduled to close in 2023 and seven stores are scheduled to close in 2024. Additionally, the Company is under agreement to acquire three stores with joint venture partners, for a total investment of $9,864. Two stores are scheduled to close in 2023 and one store is scheduled to close in 2024.

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

17.    SUBSEQUENT EVENTS

On July 20, 2023, the Company closed its merger with Life Storage, Inc. in an all-stock transaction (the "Life Storage Merger"). Under the terms of the Life Storage Merger, Life Storage stockholders and holders of units of the Life Storage operating partnership received 0.895 of a share of common stock (or OP Unit, as applicable) of the Company for each issued and outstanding share (or partnership unit) of Life Storage they owned for an estimated total consideration of $11,600,000, based on the Company's closing share price on July 19, 2023. At closing, the Company retired $1,200,000 in balances on Life Storage's line of credit which included $375,000 which Life Storage used to pay off its private placement notes in connection with the closing. The Company also paid off and/or defeased $32,000 in secured loans. On July 25, 2023, the Company completed an obligor exchange of Life Storage's various Senior Notes totaling $2,400,000. Remaining Life Storage senior note balances which were not exchanged total $48,900 and no longer have any financial reporting requirements or covenants. Following the merger, the combined company owned and/or managed over 3,500 locations and over 264.0 million net rentable square feet.

.

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
On July 20, 2023, we merged with Life Storage, Inc. (“Life Storage”) in an all-stock transaction. Under the terms of the merger, Life Storage stockholders and holders of units of the Life Storage operating partnership received 0.895 of an Extra Space common share (or Extra Space OP Unit, as applicable) for each Life Storage share (or Life Storage partnership unit) they owned for total consideration of $11.6 billion. Following the merger, we owned and/or managed over 3,500 locations and over 264.0 million net rentable square feet.

PROPERTIES

As of June 30, 2023, we owned or had ownership interests in 1,460 operating stores. Of these stores, 1,136 are wholly-owned, one in a consolidated joint venture and 323 are in unconsolidated joint ventures. In addition, we managed an additional 978 stores for third parties bringing the total number of stores which we own and/or manage to 2,438. These stores are located in 41 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of June 30, 2023, approximately 1,440,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2023, the average length of stay was approximately 16.7 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $21.08 for the three months ended June 30, 2023, compared to $20.38 for the three months ended June 30, 2022. Average annual rent per square foot for new leases was $17.71 for the three months ended June 30, 2023, compared to $19.74 for the three months ended June 30, 2022. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 2.6% and 3.3%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	June 30, 2023
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	9	679,649	2	150,809	7	414,558	18	1,245,016
Arizona	25	1,782,264	11	838,049	23	1,941,832	59	4,562,145
California	177	13,731,151	49	3,595,468	106	9,987,493	332	27,314,112
Colorado	17	1,149,321	9	663,467	26	1,877,909	52	3,690,697
Connecticut	7	538,516	7	575,866	9	565,352	23	1,679,734
Delaware	—	—	2	143,615	3	228,606	5	372,221
Florida	114	8,810,535	45	3,863,695	122	9,429,320	281	22,103,550
Georgia	68	5,270,803	15	1,215,230	25	1,882,740	108	8,368,773
Hawaii	14	941,713	—	—	3	159,174	17	1,100,887
Idaho	2	131,369	—	—	2	145,045	4	276,414
Illinois	60	3,766,202	10	741,518	34	2,542,236	104	7,049,956
Indiana	91	3,911,998	1	57,787	23	1,681,541	115	5,651,326
Kansas	1	50,219	2	108,921	3	229,403	6	388,543
Kentucky	13	959,512	1	51,770	12	1,011,289	26	2,022,571
Louisiana	5	387,009	—	—	13	1,013,377	18	1,400,386
Maine	—	—	—	—	8	572,516	8	572,516
Maryland	35	2,940,475	11	898,167	43	3,137,284	89	6,975,926
Massachusetts	47	3,007,110	9	614,889	30	1,873,553	86	5,495,552
Michigan	8	670,531	4	309,133	10	751,917	22	1,731,581
Minnesota	7	585,109	4	304,344	14	1,009,116	25	1,898,569
Mississippi	3	234,266	—	—	2	146,138	5	380,404
Missouri	6	430,026	2	119,750	13	985,731	21	1,535,507
Nebraska	—	—	—	—	3	278,106	3	278,106
Nevada	14	1,039,720	4	473,756	9	933,193	27	2,446,669
New Hampshire	2	134,764	2	84,693	10	515,835	14	735,292
New Jersey	64	5,213,130	17	1,228,879	41	3,091,484	122	9,533,493
New Mexico	11	717,809	10	683,210	15	1,081,169	36	2,482,188
New York	28	2,049,490	18	1,512,505	38	2,420,093	84	5,982,088
North Carolina	24	1,770,821	5	401,280	22	1,738,074	51	3,910,175
Ohio	24	1,468,239	5	325,394	14	1,096,202	43	2,889,835
Oklahoma	1	61,588	—	—	20	1,548,373	21	1,609,961
Oregon	8	549,715	1	65,245	10	737,298	19	1,352,258
Pennsylvania	21	1,597,995	9	680,246	40	2,917,965	70	5,196,206
Rhode Island	2	137,802	—	—	5	420,300	7	558,102
South Carolina	23	1,721,101	11	707,978	30	2,519,377	64	4,948,456
Tennessee	22	1,855,267	13	880,463	18	1,226,956	53	3,962,686
Texas	111	9,156,853	30	2,370,219	89	7,730,522	230	19,257,594
Utah	10	733,305	—	—	25	2,034,918	35	2,768,223
Virginia	53	4,272,270	9	703,762	27	1,812,938	89	6,788,970
Washington	9	681,056	—	—	14	1,153,617	23	1,834,673
Washington, DC	1	100,203	1	103,558	4	311,082	6	514,843
Wisconsin	—	—	4	371,423	13	1,072,344	17	1,443,767
Totals	1,137	83,238,906	323	24,845,089	978	76,225,976	2,438	184,309,971

(1)    Excludes 17,000 units related to the Bargold transaction. See Note 7 in the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2023 and 2022

Overview
Results for the three and six months ended June 30, 2023 included the operations of 1,460 stores (1,136 wholly-owned, one in a consolidated joint venture, and 323 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2022, which included the operations of 1,313 stores (1,009 wholly-owned, zero in consolidated joint ventures, and 304 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Property rental	$440,747	$408,044	$32,703	8.0%	$874,709	$787,852	$86,857	11.0%
Tenant reinsurance	48,433	46,427	2,006	4.3%	96,137	90,224	5,913	6.6%
Management fees and other income	22,206	20,517	1,689	8.2%	43,590	40,474	3,116	7.7%
Total revenues	$511,386	$474,988	$36,398	7.7%	$1,014,436	$918,550	$95,886	10.4%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2023 was primarily the result of an increase of $18,189 and $39,298 associated with acquisitions completed in 2023 and 2022. We acquired four wholly-owned stores during the six months ended June 30, 2023 and a total of 153 stores during the year ended December 31, 2022. Property rental revenues also increased by $9,802 and $36,494 at our stabilized stores related primarily to higher average rates to existing customers.

Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 2,438 stores at June 30, 2023 compared to 2,177 stores at June 30, 2022.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and six months ended June 30, 2023 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of June 30, 2023, we managed 1,302 stores for joint ventures and third parties, compared to 1,168 stores as of June 30, 2022.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Expenses:
Property operations	$114,637	$104,252	$10,385	10.0%	$231,803	$207,794	$24,009	11.6%
Tenant reinsurance	9,482	7,537	1,945	25.8%	18,571	14,579	3,992	27.4%
Transaction related costs	—	1,465	(1,465)	(100.0)%	—	1,465	(1,465)	(100.0)%
General and administrative	34,842	31,251	3,591	11.5%	69,605	61,013	8,592	14.1%
Depreciation and amortization	79,086	69,067	10,019	14.5%	157,576	136,973	20,603	15.0%
Total expenses	$238,047	$213,572	$24,475	11.5%	$477,555	$421,824	$55,731	13.2%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2023 consists primarily of an increase of $5,634 and $12,639 related to acquisitions completed in 2023 and 2022. We acquired four wholly-owned stores during the six months ended June 30, 2023 and a total of 153 stores during the year ended December 31, 2022. Additionally, for the three and six months ended June 30, 2023 there was an increase of $3,691 and $8,085 at our stabilized stores primarily due to payroll, marketing, credit card processing fees, utilities and insurance, partially offset by repairs and maintenance.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. These increases are primarily related to an increase in stores, along with an increase in claim service and administration charges. We operated 2,438 stores at June 30, 2023 compared to 2,177 stores at June 30, 2022.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. We did not observe any material trends in specific travel or other expenses apart from inflationary pressures and from the increase due to the management of additional stores. Also, during the three and six months ended June 30, 2023 increases relate in part to the acquisition of Bargold in June 2022 and 106 stores added with the acquisition of acquisition of multiple entities doing business as Storage Express in September 2022 compared to the same period last year.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired four wholly-owned stores during the six months ended June 30, 2023 and a total of 153 stores during the year ended December 31, 2022.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gain on real estate transactions	$—	$14,249	$(14,249)	—%	$—	$14,249	$(14,249)	(100.0)%
Interest expense	(86,372)	(47,466)	(38,906)	82.0%	(166,471)	(90,004)	(76,467)	85.0%
Interest income	21,077	15,060	6,017	40.0%	40,515	34,049	6,466	19.0%
Equity in earnings and dividend income from unconsolidated real estate entities	13,254	10,190	3,064	30.1%	23,559	19,287	4,272	22.1%
Income tax expense	(5,986)	(5,615)	(371)	6.6%	(10,294)	(8,756)	(1,538)	17.6%
Total other revenues & expenses, net	$(58,027)	$(13,582)	$(44,445)	327.2%	$(112,691)	$(31,175)	$(81,516)	261.5%

Gain on Real Estate Transactions—During the three months ended June 30, 2022, we sold two stores. We recognized a total gain of $14,249 related to the sale of these assets.

Interest Expense—The increase in interest expense during the three and six months ended June 30, 2023 was primarily the result of a higher weighted average interest rate and debt balance compared to the same period in the prior year. The weighted average interest rate of the total of fixed- and variable-rate debt was 4.5% at June 30, 2023, compared to 3.1% at June 30, 2022.

Interest Income—Interest income represents interest earned on bridge loans, notes receivable and debt securities and income earned on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three and six months ended June 30, 2023 was primarily the result of an increase in amount of bridge loans held combined with an increase in interest rates. The balance of bridge loans was $540,355 as of June 30, 2023, compared to $349,056 as of June 30, 2022.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. Dividend income represents dividends from our investment in preferred stock of SmartStop and Strategic Storage.

Income Tax Expense—The increase in income tax expense for the three and six months ended June 30, 2023 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$202,410	$232,130	$398,714	$435,709

Adjustments:
Real estate depreciation	72,385	63,765	143,633	126,457
Amortization of intangibles	3,609	2,696	7,779	5,462
Gain on real estate transactions	—	(14,249)	—	(14,249)
Unconsolidated joint venture real estate depreciation and amortization	4,722	4,115	9,661	7,968
Distributions paid on Series A Preferred Operating Partnership units	—	(572)	(159)	(1,144)
Income allocated to Operating Partnership noncontrolling interests	12,902	15,704	25,476	29,842
Funds from operations attributable to common stockholders and unit holders	$296,028	$303,589	$585,104	$590,045

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,			Percent
	2023	2022	Change	2023		2022	Change
Same-store rental revenues
Net rental income	$374,845	$366,195	2.4%	$745,474		$712,070	4.7%
Other operating income	14,609	13,204	10.6%	28,071		24,952	12.5%
Total same-store rental revenues	389,454	379,399	2.7%	773,545		737,022	5.0%

Same-store operating expenses
Payroll and benefits	20,785	20,657	0.6%	41,628		40,717	2.2%
Marketing	6,698	6,128	9.3%	12,870		11,688	10.1%
Office expense	11,969	11,233	6.6%	23,947	0	21,914	9.3%
Property operating expense	7,914	8,028	(1.4)%	17,777		16,856	5.5%
Repairs and maintenance	5,774	6,254	(7.7)%	12,191		13,740	(11.3)%
Property taxes	34,269	33,576	2.1%	68,615		68,366	0.4%
Insurance	3,966	2,867	38.3%	7,588		5,580	36.0%
Total same-store operating expenses	91,375	88,743	3.0%	184,616		178,861	3.2%

Same-store net operating income	$298,079	$290,656	2.6%	$588,929		$558,161	5.5%

Same-store square foot occupancy as of quarter end	94.5%	95.8%		94.5%		95.8%
Properties included in same-store	914	914		914		914
Same-store revenues for the three and six months ended June 30, 2023 increased compared to the same period in 2022 due to higher average rates to existing customers and higher other operating income partially offset by lower occupancy.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$215,312	$247,834	$424,190	$465,551
Adjusted to exclude:
Gain on real estate transactions	—	(14,249)	—	(14,249)
Equity in earnings and dividend income from unconsolidated real estate entities	(13,254)	(10,190)	(23,559)	(19,287)
Interest expense	86,372	47,466	166,471	90,004
Depreciation and amortization	79,086	69,067	157,576	136,973
Income tax expense	5,986	5,615	10,294	8,756
Transaction related costs	—	1,465	—	1,465
General and administrative	34,842	31,251	69,605	61,013
Management fees, other income and interest income	(43,283)	(35,577)	(84,105)	(74,523)
Net tenant insurance	(38,951)	(38,890)	(77,566)	(75,645)
Non same-store rental revenue	(51,293)	(28,645)	(101,164)	(50,830)
Non same-store operating expense	23,262	15,509	47,187	28,933
Total same-store net operating income	$298,079	$290,656	$588,929	$558,161

Same-store rental revenues	$389,454	$379,399	$773,545	$737,022
Same-store operating expenses	91,375	88,743	184,616	178,861
Same-store net operating income	$298,079	$290,656	$588,929	$558,161

CASH FLOWS

Cash flows from operating activities for the six months ended June 30, 2023 decreased when compared to the same period in the prior year. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$629,527	$640,387
Net cash used in investing activities	(357,586)	(570,028)
Net cash used in financing activities	(316,763)	(76,387)

Significant components of net cash flow included:
Net income	$424,190	$465,551
Depreciation and amortization	157,576	136,973
Gain on real estate transactions	—	(14,249)
Acquisition and development of real estate assets	(164,660)	(467,543)
Cash paid for business combination	—	(157,301)
Proceeds from sale of real estate assets and investments in real estate ventures	—	39,367
Investment in unconsolidated real estate entities	(171,126)	(76,339)
Issuance and purchase of notes receivable	(124,103)	(204,930)
Proceeds from sale of notes receivable	60,696	82,115
Principal payments received from notes receivable	46,466	223,773
Proceeds from notes payable and revolving lines of credit	2,479,592	1,948,657
Principal payments on notes payable and revolving lines of credit	(3,246,378)	(1,915,531)
Proceeds from issuance of public bonds, net	950,000	400,000
Repurchase of common stock	—	(63,008)
Dividends paid on common stock	(438,783)	(403,551)

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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2023, we had $50,644 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2023 and 2022, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of June 30, 2023, we had $7,547,638 face value of debt, resulting in a debt to total enterprise value ratio of 26.1%. As of June 30, 2023, the ratio of total fixed-rate debt and other instruments to total debt was 73.4% ($5,540,970 total fixed-rate debt including $2,006,668 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2023 was 4.5%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2023.

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

We hold a BBB/Stable rating from S&P, which has been upgraded to BBB+/Stable in July 2023, and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of June 30, 2023, we had a total of 909 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $17,521,761 and our total asset value was calculated as $22,702,422 according to the calculations as defined by our public bonds.

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
As of June 30, 2023, we had approximately $7.5 billion in total face value of debt, of which approximately $2.0 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $20.1 million annually.
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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and results of operations. Other than as set forth below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022, and the risk factors described in the “Risk Factors” section in our Quarterly Report on Form 10-Q for the period ended March 31, 2023. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

We may be unable to integrate the operations of Life Storage successfully with ours and realize the anticipated synergies and other benefits of the merger or do so within the anticipated time frame.
Until the completion of the merger, Life Storage and Extra Space operated as independent public companies with respective independent operating partnerships. We expect to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state-of-the-art technology and systems. However, we will be required to devote significant management attention and resources to integrating the operations of Life Storage with our own. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine the operations of Life Storage, including the integration of employees, customer records and maintaining cybersecurity protections, in a manner that permits us to achieve the cost savings anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized in the time frame currently anticipated or at all;
•the inability to dispose of former Life Storage assets or operations that we may desire to dispose of;
•the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
•the failure to retain our key employees or the key employees of Life Storage;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business and financial results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP.	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP.	8-K	May 19, 2023	2.1
4.1	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.2	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1
4.3	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
4.4	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.5	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.6	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.7	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.8	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
22.1	Issuer and Guarantors of Guaranteed Securities				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 9, 2023	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)