Form 10-Q
period 2023-09-30
Extra Space Storage Inc.
filed 2023-11-09
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 6, 2023, was 211,277,822.

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
•the risk that Life Storage’s business will not be fully integrated successfully or that such integration may be more difficult, time-consuming or costly than expected, including our ability to retain and hire key personnel;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate assets, net	$24,556,678	$9,997,978
Real estate assets - operating lease right-of-use assets	248,483	221,725
Investments in unconsolidated real estate entities	1,077,548	582,412
Investments in debt securities and notes receivable	891,311	858,049
Cash and cash equivalents	216,121	92,868
Other assets, net	635,677	414,426
Total assets	$27,625,818	$12,167,458
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,276,555	$1,288,555
Unsecured term loans, net	3,247,076	2,340,116
Unsecured senior notes, net	5,805,448	2,757,791
Revolving lines of credit	623,000	945,000
Operating lease liabilities	242,441	229,035
Cash distributions in unconsolidated real estate ventures	69,445	67,352
Accounts payable and accrued expenses	430,124	171,680
Other liabilities	365,028	289,655
Total liabilities	12,059,117	8,089,184
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,276,086 and 133,921,020 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,113	1,339
Additional paid-in capital	14,742,973	3,345,332
Accumulated other comprehensive income	44,912	48,798
Accumulated deficit	(252,877)	(135,872)
Total Extra Space Storage Inc. stockholders' equity	14,537,121	3,259,597
Noncontrolling interest represented by Preferred Operating Partnership units, net	222,939	261,502
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	806,641	557,175
Total noncontrolling interests and equity	15,566,701	4,078,274
Total liabilities, noncontrolling interests and equity	$27,625,818	$12,167,458

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Property rental	$650,887	$428,787	$1,525,596	$1,216,639
Tenant reinsurance	69,128	47,869	165,265	138,093
Management fees and other income	28,019	22,246	71,609	62,720
Total revenues	748,034	498,902	1,762,470	1,417,452
Expenses:
Property operations	185,194	114,577	416,997	322,371
Tenant reinsurance	19,130	10,770	37,701	25,349
Transaction costs	—	—	—	1,465
Life Storage Merger transition costs	54,174	—	54,174	—
General and administrative	37,406	32,275	107,011	93,288
Depreciation and amortization	152,338	71,423	309,914	208,396
Total expenses	448,242	229,045	925,797	650,869
Gain on real estate transactions	—	—	—	14,249
Income from operations	299,792	269,857	836,673	780,832
Interest expense	(122,899)	(56,245)	(289,370)	(146,249)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(8,228)	—	(8,228)	—
Interest income	22,092	18,125	62,607	52,174
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	190,757	231,737	601,682	686,757
Equity in earnings and dividend income from unconsolidated real estate entities	15,043	11,149	38,602	30,436
Income tax expense	(6,944)	(6,760)	(17,238)	(15,516)
Net income	198,856	236,126	623,046	701,677
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,253)	(4,454)	(6,761)	(13,278)
Net income allocated to Operating Partnership and other noncontrolling interests	(8,253)	(10,953)	(29,221)	(31,971)
Net income attributable to common stockholders	$188,350	$220,719	$587,064	$656,428
Earnings per common share
Basic	$0.96	$1.65	$3.78	$4.89
Diluted	$0.96	$1.65	$3.78	$4.89
Weighted average number of shares
Basic	195,324,444	133,913,652	155,112,071	134,094,490
Diluted	195,328,020	141,504,215	155,116,149	141,567,845
Cash dividends paid per common share	$1.62	$1.50	$4.86	$4.50

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$198,856	$236,126	$623,046	$701,677
Other comprehensive income:
Change in fair value of interest rate swaps	(2,264)	24,222	(4,175)	95,984
Total comprehensive income	196,592	260,348	618,871	797,661
Less: comprehensive income attributable to noncontrolling interests	10,395	16,663	35,693	50,166
Comprehensive income attributable to common stockholders	$186,197	$243,685	$583,178	$747,495

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2023
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at June 30, 2023	$222,940	$553,610	$3,079	135,058,897	$1,351	$3,383,303	$47,065	$(175,941)	$4,035,407
Issuance of common stock in connection with share based compensation	—	—	—	1,253	—	6,994	—	—	6,994
Taxes paid upon net settlement of share based compensation	—			(414)	—	(63)	—	—	(63)
Restricted stock grants cancelled	—	—	—	(3,128)	—	—	—	—	—
Redemption of Operating Partnership units for stock	—	(163)	—	2,119	—	163	—	—	—
Life Storage Merger issuance of common stock and Operating Partnership units	—	249,470	—	76,217,359	762	11,352,576	—	—	11,602,808
Noncontrolling interest in consolidated joint ventures	—	—	5,209	—	—	—	—	—	5,209
Net income (loss)	2,253	8,284	(31)	—	—	—	—	188,350	198,856
Other comprehensive loss	—	(111)	—	—	—	—	(2,153)	—	(2,264)
Distributions to Operating Partnership units held by noncontrolling interests	(2,254)	(12,706)	—	—	—	—	—	—	(14,960)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(265,286)	(265,286)
Balances at September 30, 2023	$222,939	$798,384	$8,257	211,276,086	$2,113	$14,742,973	$44,912	$(252,877)	$15,566,701

Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	144,640	2	19,431	—	—	19,433
Taxes paid upon net settlement of share based compensation	—	—	—	(8,074)	—	(7,606)	—	—	(7,606)
Restricted stock grants cancelled	—	—	—	(6,983)	—	—	—	—	—
Redemption of Operating Partnership units for stock	—	(163)	—	2,119	—	163	—	—	—
Redemption of Preferred A Units in the Operating Partnership for stock	(16,339)	—	—	851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,064)	—	—	154,307	2	22,062	—	—	—
Life Storage Merger issuance of common stock and Operating Partnership units	—	249,470	—	76,217,359	762	11,352,576	—	—	11,602,808
Noncontrolling interest in consolidated joint ventures	—	—	7,309	—	—	—	—	—	7,309
Net income (loss)	6,761	29,353	(132)	—	—	—	—	587,064	623,046
Other comprehensive loss	—	(289)	—	—	—	—	(3,886)	—	(4,175)
Distributions to Operating Partnership units held by noncontrolling interests	(6,921)	(36,082)	—	—	—	—	—	—	(43,003)

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2022
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Dividends paid on common stock at $4.86 per share	—	—	—	—	—	—	—	(704,069)	(704,069)
Balances at September 30, 2023	$222,939	$798,384	$8,257	211,276,086	$2,113	$14,742,973	$44,912	$(252,877)	$15,566,701

Balances at June 30, 2022	$261,231	$429,572	$317	133,900,184	$1,339	$3,334,317	$25,555	$(159,091)	$3,893,240
Issuance of common stock in connection with share based compensation	—	—	—	19,654	—	5,644	—	—	5,644
Restricted stock grants cancelled	—	—	—	(1,801)	—	—	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	125,000	—	—	—	—	—	—	125,000
Noncontrolling interest in consolidated joint venture	—	—	338	—	—	—	—	—	338
Net income	4,454	10,953	—	—	—	—	—	220,719	236,126
Other comprehensive income	145	1,111	—	—	—	—	22,966	—	24,222
Distributions to Operating Partnership units held by noncontrolling interests	(4,336)	(10,058)	—	—	—	—	—	—	(14,394)
Dividends paid on common stock at $1.50 per share	—	—	—	—	—	—	—	(200,878)	(200,878)
Balances at September 30, 2022	$261,494	$556,578	$655	133,918,037	$1,339	$3,339,961	$48,521	$(139,250)	$4,069,298

Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	200,454	2	15,431	—	—	15,433
Restricted stock grants cancelled	—	—	—	(9,702)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(1,125)	—	—	—	(2,379)	—	—	(3,504)
Redemption of Preferred B Units in the Operating Partnership for cash	(4,500)	—	—	—	—	—	—	—	(4,500)
Issuance of Operating Partnership units in conjunction with business combinations	—	16,000	—	—	—	—	—	—	16,000
Issuance of Operating Partnership units in conjunction with acquisitions	—	125,000	—	—	—	—	—	—	125,000
Issuance of Preferred D units in the Operating Partnership in conjunction with business combinations	6,000	—	—	—	—	—	—	—	6,000
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	2	40,961	—	—	40,963
Repurchase of common stock, net of offering costs	—	—	—	(381,786)	(4)	—	—	(63,004)	(63,008)
Noncontrolling interest in consolidated joint venture	—	—	338	—	—	—	—	—	338
Net income	13,278	31,971	—	—	—	—	—	656,428	701,677
Other comprehensive income	578	4,339	—	—	—	—	91,067	—	95,984
Distributions to Operating Partnership units held by noncontrolling interests	(12,972)	(29,660)	—	—	—	—	—	—	(42,632)
Dividends paid on common stock at $4.50 per share	—	—	—	—	—	—	—	(604,429)	(604,429)
Balances at September 30, 2022	$261,494	$556,578	$655	133,918,037	$1,339	$3,339,961	$48,521	$(139,250)	$4,069,298

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$623,046	$701,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309,914	208,396
Amortization of deferred financing costs	9,716	6,352
Non-cash interest expense related to fair value of Life Storage public bonds and amortization of discount on equity portion of exchangeable senior notes	8,228	—
Non-cash lease expense	1,448	1,441
Compensation expense related to stock-based awards	19,433	15,431
Accrual of interest income added to principal of debt securities and notes receivable	(30,127)	(28,514)
Gain on real estate transactions	—	(14,249)
Distributions from unconsolidated real estate ventures	11,484	9,380
Changes in operating assets and liabilities:
Other assets	(33,123)	(4,207)
Accounts payable and accrued expenses	134,310	48,898
Other liabilities	(16,370)	3,416
Net cash provided by operating activities	1,037,959	948,021
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(197,333)	(1,124,777)
Life Storage Merger, net of cash acquired	(1,182,411)	—
Cash paid for business combination	—	(157,301)
Development and redevelopment of real estate assets	(66,533)	(31,652)
Proceeds from sale of real estate assets and investments in real estate ventures	2,132	39,367
Investment in unconsolidated real estate entities	(179,258)	(102,670)
Return of investment in unconsolidated real estate ventures	—	342
Issuance and purchase of notes receivable	(210,712)	(314,542)
Principal payments received from notes receivable	73,514	264,774
Proceeds from sale of notes receivable	134,064	203,695
Purchase of equipment and fixtures	(9,515)	(19,490)
Net cash used in investing activities	(1,636,052)	(1,242,254)
Cash flows from financing activities:
Proceeds from notes payable and revolving lines of credit	5,194,665	3,983,865
Principal payments on notes payable and revolving lines of credit	(4,617,755)	(3,341,881)
Proceeds from issuance of public bonds, net	950,000	396,100
Deferred financing costs	(51,359)	(7,618)
Repurchase of common stock	—	(63,008)
Redemption of Operating Partnership units held by noncontrolling interests	—	(3,504)
Redemption of Preferred A Units for cash	(5,000)	—
Redemption of Preferred B Units for cash	—	(4,500)
Dividends paid on common stock	(704,069)	(604,429)
Distributions to noncontrolling interests	(43,003)	(42,632)
Net cash provided by financing activities	723,479	312,393
Net increase in cash, cash equivalents, and restricted cash	125,386	18,160
Cash, cash equivalents, and restricted cash, beginning of the period	97,735	76,194
Cash, cash equivalents, and restricted cash, end of the period	$223,121	$94,354

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$92,868	$71,126
Restricted cash included in other assets	4,867	5,068
	$97,735	$76,194
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$216,121	$86,991
Restricted cash included in other assets	7,000	7,363
	$223,121	$94,354
Supplemental schedule of cash flow information
Interest paid	$207,569	$137,683
Income taxes paid	20,222	14,489
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$116,336	$—
Common stock and paid-in capital	(11,336)	—
Noncontrolling interests in Operating Partnership Note Receivable Payoff	(100,000)	—
OP Unit Redemption - Cash Proceeds	(5,000)	—
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$265	$1,689
Operating lease liabilities	(265)	(1,689)
Acquisitions of real estate assets
Real estate assets, net	$—	$173,873
Value of equity issued	—	(165,965)
Investment in unconsolidated real estate ventures	—	(1,085)
Finance lease liability	—	(6,823)
Life Storage Merger real estate assets
Real estate assets, net	$13,575,501	$—
Value of common stock issued	(11,353,338)	—
Unsecured senior notes	(2,106,866)
Value of OP units issued	(249,470)	—
Net liabilities assumed	(191,077)	—
Investment in unconsolidated real estate ventures	325,250	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$6,835	$368
Accounts payable and accrued expenses	(6,835)	(368)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$33,403	$—
Additional paid-in capital	(33,403)	$—
Issuance of OP and Preferred OP units in conjunction with business combination
Preferred OP units issued	$—	$(6,000)
OP units issued	—	(16,000)

See accompanying notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

1.    ORGANIZATION
Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed REIT, formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop self-storage properties ("stores") located throughout the United States. The Company was formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership, which meets the definition of a variable interest entity and is consolidated. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2023, the Company had direct and indirect equity interests in 2,369 stores. In addition, the Company managed 1,282 stores for third parties, bringing the total number of stores which it owns and/or manages to 3,651. These stores are located in 42 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. As of September 30, 2023, the Company had converted all of its LIBOR-indexed debt and derivatives to SOFR-based indexes (effective with the respective instrument’s next reset date for certain instruments). For all derivatives in hedge accounting relationships, the elective relief in Topic 848 that allows for the continuation of hedge accounting throughout the transition process was utilized.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$48,611	$—
Other liabilities - Cash flow hedge swap agreements	$—	$—	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2023 or December 31, 2022.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize an impairment loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations for all periods presented. As of September 30, 2023, the Company had no stores classified as held for sale which are included in real estate assets, net.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$1,885	$1,900	$95,965	$101,900
Fixed rate notes receivable	$889	$900	$5,191	$5,241
Fixed rate debt	$6,695,430	$7,654,623	$4,320,014	$4,762,196

4.    ACQUISITIONS AND DISPOSITIONS

The Life Storage Merger

On July 20, 2023, the Company closed its merger with Life Storage (the "Life Storage Merger" or "Merger"). Under the terms of the Life Storage Merger, Life Storage stockholders and holders of units of the Life Storage operating partnership received 0.895 of a share of common stock (or OP Unit, as applicable) of the Company for each issued and outstanding share (or operating partnership unit) of Life Storage they owned for total consideration of $11,602,808, based on the Company's closing share price on July 19, 2023. At closing, the Company retired $1,160,000 in balances on Life Storage's line of credit which included $375,000 that Life Storage used to pay off its private placement notes in connection with the closing of the Life Storage Merger. The Company also paid off $32,000 in secured loans. On July 25, 2023, the Company completed obligor exchange offers and consent solicitations (together the "Exchange Offers") related to Life Storage's various senior notes. Upon the closing of the Exchange Offers, a total of $2,351,100 of Life Storage's senior notes were exchanged for senior notes of the same tenor of Extra Space Storage L.P. The remaining Life Storage senior note balances which were not exchanged total $48,900 and no longer have any financial reporting requirements or covenants.

Consideration and Purchase Price Allocation

The Merger was accounted for as an asset acquisition in accordance with ASC Topic 805 which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets acquired and the liabilities assumed. The following table summarizes the fair value of total consideration transferred in the Life Storage Merger:

Consideration Type	July 20, 2023
Common stock	$11,353,338
OP units	249,470
Cash for payoff of Life Storage credit facility and debt	1,192,000
Transaction Costs	55,318
Total consideration	$12,850,127

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed:

July 20, 2023
Real estate assets	$14,587,735
Equity investment in joint venture partnerships	325,250
Cash and other assets	107,423
Intangible assets - other	82,000
Trade name	50,000
Unsecured senior notes	(2,106,866)
Accounts payable, accrued expenses and other liabilities	(191,077)
Noncontrolling interests	(4,338)
Fair value of net assets acquired	$12,850,127

Fair Value Measurement

The estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the closing date of the Life Storage Merger. The methodology used to estimate the fair values to apply purchase accounting and the ongoing financial statement impact, if any, are summarized below.

•Real estate assets – the Company engaged third party valuation specialists to calculate the fair value of the real estate assets acquired by the Company using standard valuation methodologies, including the cost and market approaches. The remaining useful lives for real estate assets, excluding land, were reset to 39 years. The Company also engaged third party valuation specialists to calculate the fair value of tenant relationships for storage leases based on estimated costs the Company avoided to replace them. Tenant relationships are amortized to expense over 18 months, which is based on the Company’s historical experience with turnover in its stores.
•Equity investment in joint venture partnerships - the Company calculated the fair value of equity investment in joint venture partnerships based on a direct capitalization of net operating income.
•Intangible assets - other – the Company engaged third party valuation specialists to calculate the fair value of customer relationships relating to tenant reinsurance contracts based on the income approach which estimates the potential revenue loss the Company avoided to replace them. These assets are amortized to expense over 36 months, which is based on the Company’s historical experience with average length of stay for tenants.
•Trade name – the Company engaged third party valuation specialists to calculate the fair value of trade names based on royalty payments avoided had the trade name been owned by a third party. This is determined using market royalty rates and a discounted cash flow analysis under the relief-from-royalty method to estimate the fair value of the trade name. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized.
•Unsecured senior notes – the Company calculated the fair value of the unsecured senior notes using standard valuation methodology, including readily available market data. The below-market value of debt is recorded as a debt discount and reported as a reduction of the unsecured senior notes balance on the condensed consolidated balance sheets. The discount is amortized using effective interest method as an increase to interest expense over the remaining terms of the unsecured senior notes.
•Other assets and liabilities – the carrying values of cash, accounts receivable, prepaids and other assets, accounts payable, accrued expenses and other liabilities represented the fair values.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	September 30, 2023		Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Intangible Assets:	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Amortization Expense
Trade name	$50,000	$—	$—	$—
Intangible assets - other	82,000	4,723	4,723	4,723
	132,000	4,723	4,723	4,723

	Estimated Aggregate Amortization Expense
Intangible Assets:	2024	2025	2026
Trade name	$—	$—	$—
Intangible assets - other	23,375	19,833	11,569
	$23,375	$19,833	$11,569

Store Acquisitions

The following table shows the Company’s acquisitions of stores, excluding the Life Storage Merger, for the three and nine months ended September 30, 2023 and 2022. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

							Total
Period	Number of Stores	Cash Paid	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q3 2023	3	$18,578	$—	$—	$86	$—	$18,664
Q2 2023	3	32,888	—	—	26	—	32,914
Q1 2023	1	13,111	—	—	6	—	13,117
Total 2023	7	$64,577	$—	$—	$118	$—	$64,695

Q3 2022	118	$639,106	$—	$338	$(2,291)	$125,000	$762,153
Q2 2022	15	220,933	6,823	—	811	—	228,567
Q1 2022	14	185,910	—	747	274	40,965	227,896
Total 2022	147	$1,045,949	$6,823	$1,085	$(1,206)	$165,965	$1,218,616

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

Pro Forma Information

During the year ended December 31, 2022, the Company acquired Bargold. The following pro forma financial information is based on the combined historical financial statements of the Company and Bargold, however, it only includes revenue and presents the Company's results as if the acquisition had occurred on January 1, 2021. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
	Pro Forma	Pro Forma
Total revenues	$1,930,816	$1,592,021

5.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	September 30, 2023	December 31, 2022
Land	$4,895,651	$2,356,746
Buildings, improvements and other intangibles	21,502,492	9,425,468
Right of use asset - finance lease	142,851	136,259
Intangible assets - tenant relationships	320,333	152,775
Intangible lease rights	12,943	12,943
	26,874,270	12,084,191
Less: accumulated depreciation and amortization	(2,440,327)	(2,138,524)
Net operating real estate assets	24,433,943	9,945,667
Real estate under development/redevelopment	122,735	52,311
Real estate assets, net	$24,556,678	$9,997,978

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	September 30, 2023	December 31, 2022
Goodwill	$170,811	$170,811
Receivables, net	131,614	85,937
Prepaid expenses and deposits	94,409	50,318
Other intangible assets, net	75,749	—
Trade name	50,000	—
Fair value of interest rate swaps	48,611	54,839
Equipment and fixtures, net	45,626	42,808
Deferred line of credit financing costs, net	11,857	4,846
Restricted cash	7,000	4,867
	$635,677	$414,426

7.    EARNINGS PER COMMON SHARE

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2023 and 2022 was $134.24 and $189.11, respectively.

The following table presents the number of Preferred Operating Partnership units as if converted into potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	8,541,775	—	7,661,885	—
Series B Units	250,061	177,506	228,029	181,408
Series D Units	1,409,198	1,118,056	1,287,256	1,089,389
	10,201,034	1,295,562	9,177,170	1,270,797

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$188,350	$220,719	$587,064	$656,428
Earnings and dividends allocated to participating securities	(304)	(313)	(931)	(914)
Earnings for basic computations	188,046	220,406	586,133	655,514
Earnings and dividends allocated to participating securities	—	—	—	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	—	12,954	—	37,932
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	(572)	—	(1,716)
Net income for diluted computations	$188,046	$232,788	$586,133	$691,730

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	195,324,444	133,913,652	155,112,071	134,094,490
OP Units	—	6,709,854	—	6,592,606
Series A Units	—	875,480	—	875,480
Series D Units	—	—	—	—
Unvested restricted stock awards included for treasury stock method	—	—	—	—
Shares related to dilutive stock options	3,576	5,229	4,078	5,269
Average number of common shares outstanding - diluted	195,328,020	141,504,215	155,116,149	141,567,845
Earnings per common share
Basic	$0.96	$1.65	$3.78	$4.89
Diluted	$0.96	$1.65	$3.78	$4.89

8.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company's interest in preferred stock of SmartStop Self Storage REIT, Inc. ("SmartStop") and Strategic Storage Trust VI, Inc. ("Strategic Storage"), an affiliate of SmartStop, and the Company's noncontrolling interest in real estate joint ventures that own stores. The Company accounts for its investment in SmartStop preferred stock, which does not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate ventures and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	September 30,	December 31,
				2023	2022
PRISA Self Storage LLC	84	4%	4%	$8,475	$8,596
Sovran HHF Storage Holdings LLC	37	20%	20%	106,509	—
Storage Portfolio II JV LLC	36	10%	30%	(7,724)	(7,200)
Storage Portfolio IV JV LLC	32	10%	30%	48,261	49,139
Storage Portfolio I LLC	24	34%	49%	(42,061)	(41,372)
PR II EXR JV LLC	23	25%	25%	108,716	110,172
Sovran HHF Storage Holdings II LLC	22	15%	15%	42,220	—
Life Storage-HIERS Storage LLC	17	20%	20%	26,237	—
191 V Life Storage Holdings LLC	17	20%	20%	13,410	—
ESS-CA TIVS JV LP	16	55%	59%	29,610	30,778
VRS Self Storage, LLC	16	45%	55%	(15,932)	(15,399)
Life Storage HHF Wasatch Holdings LLC	16	20%	20%	20,568	—
GII Life Storage Holdings	13	35%	35%	18,189	—
ARA-EXR JV LLC	12	10%	30%	18,967	19,137
ESS-NYFL JV LP	11	16%	26%	10,880	11,332
Extra Space Northern Properties Six LLC	10	10%	35%	(3,728)	(3,382)
Alan Jathoo JV LLC	9	10%	10%	7,258	7,414
ESS Bristol Investments LLC	8	10%	30%	1,979	2,110
ESS - BGO Atlanta GA JV LLC	8	20%	35%	35,037	30,467
Storage Portfolio V JV LLC	7	10%	30%	9,561	9,517
ESS - BGO Storage JV I LLC	6	20%	35%	22,572	7,466
Life Storage Spacemax, LLC	6	40%	40%	33,730	—
PR EXR Self Storage, LLC	5	25%	40%	57,797	58,476
Storage Portfolio III JV LLC	5	10%	30%	5,378	5,467
Lake Wobegon Storage LLC	5	50%	50%	8,150	3,441
Other unconsolidated real estate ventures	26	10%-50%	10%-50%	94,045	28,901
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Strategic Storage Trust VI, Inc. Preferred Stock (3)	n/a	n/a	n/a	150,000	—
Net Investments in and Cash distributions in unconsolidated real estate entities	471			$1,008,104	$515,060
(1)    Includes pro-rata equity ownership share and maximum potential promoted interest.
(2)    In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop with a dividend rate of 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.
(3)    In May 2023, the Company invested $150,000 in shares of convertible preferred stock of Strategic Storage with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control or initial listing of Strategic Storage. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
During the nine months ended September 30, 2023, the Company contributed a total of $28,611 of cash to its joint ventures (not including joint ventures added as a result of the Life Storage Merger), for its pro-rata portion of the purchase price of seven operating stores.
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint Investment") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	September 30, 2023	December 31, 2022
Debt securities - NexPoint Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	533,000	491,879
Dividends and Interest Receivable	58,311	66,170
	$891,311	$858,049
In November 2020, the Company invested $300,000 in the preferred stock of JCAP in connection with the acquisition of JCAP by affiliates of NexPoint Advisors, L.P. This investment consisted of 200,000 Series A Preferred Shares valued at a total of $200,000, and 100,000 Series B Preferred Shares valued at a total of $100,000. In December 2022, a modification was completed that exchanged the Series A and Series B Preferred Shares for 300,000 Series D Preferred Shares, valued at a total of $300,000. The Series D Preferred Shares are mandatorily redeemable after six years from the modification in December 2022, with two one-year extension options. NexPoint may redeem the Series D Preferred Shares at any time, subject to certain prepayment penalties. The Company accounts for the Series D Preferred Shares as a held to maturity debt security at amortized cost. The Series D Preferred Shares have an initial dividend rate of 8.5%. If the investment is not retired after six years, the preferred dividends increase annually.

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties and unsecured mezzanine loans receivable. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. The Company intends to sell a portion of the mortgage receivables. During the nine months ended September 30, 2023 the Company sold a total principal amount of $134,064 of its mortgage bridge loans receivable to third parties for a total of $134,064 in cash, closed on $173,980 in initial loan draws, and recorded $20,981 of draws from interest holdbacks.

The bridge loans typically have a loan to value ratio between 70% and 80%. None of the debt securities or notes receivable are in past-due or nonaccrual status and the allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	September 30, 2023	December 31, 2022	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$402,896	$521,820	2.67% - 4.56%		April 2025 - February 2030
Secured variable-rate (1)	880,438	772,604		6.32% - 6.81%	November 2023 - September 2030
Unsecured fixed-rate	7,536,633	4,240,376	2.20% - 5.70%		January 2025 - March 2032
Unsecured variable-rate	1,848,367	884,624		6.26% - 6.27%	January 2024 - January 2028
Total	10,668,334	6,419,424
Less: Discount on unsecured senior notes (3)	(284,906)	—
Less: Unamortized debt issuance costs	(54,349)	(32,962)
Total	$10,329,079	$6,386,462

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rates include Adjusted Term SOFR and Adjusted Daily Simple SOFR.
(3) Unsecured senior notes from the Life Storage Merger were recorded at fair value, resulting in a discount to be amortized over the term of the debt.
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at September 30, 2023:

2023	$248,250
2024	1,335,000
2025	789,920
2026	1,409,581
2027	1,318,350
2028	1,029,300
2029	1,543,074
2030	1,344,859
2031	1,050,000
2032	600,000
$10,668,334
On June 22, 2023, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which increased the commitment of the revolving credit facility to $1,940,000, and later to $2,000,000 with an Increasing Lender Supplement entered into in August 2023, and extended its maturity to June 2027. In connection with entering into the Credit Agreement, the Company paid off Tranche 5 and added the Tranche 8 term loan, maturing June 2024, which allowed the Company to draw up to $1,000,000 in connection with the Life Storage Merger. Tranche 8 was fully drawn on July 20, 2023, in connection with the closing of the Life Storage Merger.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, and the term of the Tranche 8 term loan facility for one year, after satisfying certain conditions.

As of September 30, 2023, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Adjusted Term or Daily Simple SOFR plus the Applicable Margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
prime rate or (d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 2.2% per annum and the applicable base rate margin ranging from 0.00% to 1.20% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of September 30, 2023, the Company was in compliance with all of its financial covenants.

In July 2022, the Company completed an accordion transaction in its credit facility, which added a $175.0 million unsecured debt tranche maturing January 2028 and a $425.0 million unsecured debt tranche maturing July 2029. As of September 30, 2023, the interest rates for the tranches were Adjusted Term SOFR/Adjusted Daily Simple SOFR ("ASOFR") + 0.85% and ASOFR + 1.15%, respectively.

All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of September 30, 2023
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$—	$140,000	6.66%	7/1/2026	SOFR plus 1.35%
Credit Line 2 (3)(4)	623,000	2,000,000	6.19%	6/22/2027	ASOFR plus 0.775%
	$623,000	$2,140,000
(1) Term SOFR or Daily Simple SOFR
(2) Secured by mortgages on certain real estate assets. On January 13, 2023, the maturity date was extended to July 1, 2026 with one extension of one year available.
(3) Unsecured. On June 22, 2023, the maturity date was extended to June 22, 2027 with two six-month extensions available. On August 11, 2023, the capacity was increased by $60.0 million.
(4) Basis Rate as of September 30, 2023. Rate is subject to change based on the Company's investment grade rating.
As of September 30, 2023, the Company’s percentage of fixed-rate debt to total debt was 70.3%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 3.6% and 6.4%, respectively. The combined weighted average interest rate was 4.4%.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $31,372 will be reclassified as an increase to interest income.

The Company held 17 derivative financial instruments which had a total combined notional amount of $1,664,918 as of September 30, 2023.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	September 30, 2023	December 31, 2022
Other assets	$48,611	$54,839
Other liabilities	$—	$73

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended September 30,
Type	2023	2022		2023	2022
Swap Agreements	$9,146	$25,350	Interest expense	$11,415	$1,131

	Gain (loss) recognized in OCI for the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Nine Months Ended September 30,
Type	2023	2022		2023	2022
Swap Agreements	$27,212	$82,449	Interest expense	$31,398	$(13,536)

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

As of September 30, 2023, the Company did not have any net liability positions in the fair value of derivatives.
12.    STOCKHOLDERS’ EQUITY

On July 20, 2023, the Company issued 76,217,359 shares of its common stock for a total value of $11,353,338. This was based on an exchange ratio of 0.895 per share conversion of Life Storage common stock at the Company's closing share price on July 19, 2023 of $148.96 as part of the Life Storage Merger.

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

On October 15, 2020, the Company's board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $400,000. During 2022, a total of $63,008 was paid to repurchase 381,786 shares. During the nine months ended September 30, 2023, no shares were repurchased. As of September 30, 2023, the Company had remaining authorization to repurchase shares with an aggregate value up to $336,992.
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

At September 30, 2023 and December 31, 2022, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of December 31, 2022, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred OP Unit holders of $100,000 as more fully described below. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	September 30, 2023	December 31, 2022
Series A Units	$—	$16,498
Series B Units	33,567	33,568
Series D Units	189,372	211,436
	$222,939	$261,502

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
On January 25, 2023, the redemption obligation for all outstanding Series A Units was satisfied, at the Company’s option, in $5,000 cash and 851,698 shares of its common stock, which was net of the noncash settlement of the $100,000 loan. As a result of this redemption, no Series A Units were outstanding as of September 30, 2023.

Series B Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.

The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

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

As of September 30, 2023 and December 31, 2022, there were no outstanding Series C Units.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.2% ownership interest in the Operating Partnership as of September 30, 2023. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.8% are held by certain former owners of assets acquired by the Operating Partnership. As of September 30, 2023 and December 31, 2022, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2023, the ten-day average closing price of the Company's common stock was $123.46 and there were 8,887,278 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2023 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,097,223 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2023	2022
OP Units redeemed for cash	—	18,028
Cash paid for OP Units redeemed	$—	$3,504
OP Units issued in conjunction with business combination and acquisitions	1,674,748	711,037
Value of OP Units issued in conjunction with business combination and acquisitions	$249,470	$141,000

On July 20, 2023, the Company issued 1,674,748 shares of its common stock for a total value of $249,470. This was based on an exchange ratio of 0.895 per share conversion of Life Storage OP Units at the Company's closing share price on July 19, 2023 of $148.96 as part of the Life Storage Merger.

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interests of third parties in nine consolidated joint ventures as of September 30, 2023. Two joint ventures each own one operating store and the other seven joint ventures each have a property under development. The voting interest of each third-party owner is between 2.0% and 31.0%.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at September 30, 2023 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.
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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Self-Storage Operations	$650,887	$428,787	$1,525,596	$1,216,639
Tenant Reinsurance	69,128	47,869	165,265	138,093
Total segment revenues	$720,015	$476,656	$1,690,861	$1,354,732

Operating expenses:
Self-Storage Operations	$185,194	$114,577	$416,997	$322,371
Tenant Reinsurance	19,130	10,770	37,701	25,349
Total segment operating expenses	$204,324	$125,347	$454,698	$347,720

Net operating income:
Self-Storage Operations	$465,693	$314,210	$1,108,599	$894,268
Tenant Reinsurance	49,998	37,099	127,564	112,744
Total segment net operating income:	$515,691	$351,309	$1,236,163	$1,007,012

Other components of net income:
Management fees and other income	$28,019	$22,246	$71,609	$62,720
Transaction costs	—	—	—	(1,465)
Life Storage Merger transition costs	(54,174)	—	(54,174)	—
General and administrative expense	(37,406)	(32,275)	(107,011)	(93,288)
Depreciation and amortization expense	(152,338)	(71,423)	(309,914)	(208,396)
Gain on real estate transactions	—	—	—	14,249
Interest expense	(122,899)	(56,245)	(289,370)	(146,249)
Interest income	22,092	18,125	62,607	52,174
Equity in earnings and dividend income from unconsolidated real estate entities	15,043	11,149	38,602	30,436
Income tax expense	(6,944)	(6,760)	(17,238)	(15,516)
Net income	$198,856	$236,126	$623,046	$701,677

16.    COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As of September 30, 2023, the Company was under agreement to acquire 15 stores at a total purchase price of $199,770. Nine stores are scheduled to close in 2023 and six stores are scheduled to close in 2024. Additionally, the Company is under agreement to acquire two stores with joint venture partners, for a total investment of $2,864. One store is scheduled to close in 2023 and one store is scheduled to close in 2024.

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
On July 20, 2023, we merged with Life Storage, Inc. (“Life Storage” and such merger, the "Life Storage Merger"). Under the terms of the Life Storage Merger, Life Storage stockholders and holders of units of the Life Storage operating partnership received 0.895 of an Extra Space common share (or Extra Space OP Unit, as applicable) for each Life Storage share (or Life Storage partnership unit) they owned for total consideration of $11.6 billion. Immediately following the Life Storage Merger, we owned and/or managed over 3,500 locations and over 264.0 million net rentable square feet.

PROPERTIES

As of September 30, 2023, we owned or had ownership interests in 2,369 operating stores. Of these stores, 1,896 are wholly-owned, two in consolidated joint ventures and 471 are in unconsolidated joint ventures. In addition, we managed an additional 1,282 stores for third parties bringing the total number of stores which we own and/or manage to 3,651. These stores are located in 42 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As a result of the Life Storage Merger on July 20, 2023, we added 903 operating stores which we either own or have ownership interests. Of these stores, 757 are wholly-owned, one in a consolidated joint venture and 145 are in unconsolidated joint ventures. In addition, we manage an additional 261 stores for third parties bringing the total number of stores from the Life Storage Merger which we own and/or manage to 3,651. Also as a result of the Life Storage Merger we entered the markets of one additional state.

As of September 30, 2023, approximately 2,100,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2023, the average length of stay was approximately 17.2 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $21.43 for the three months ended September 30, 2023, compared to $20.96 for the three months ended September 30, 2022. Average annual rent per square foot for new leases was $16.01 for the three months ended September 30, 2023, compared to $18.40 for the three months ended September 30, 2022. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 2.7% and 3.2%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	September 30, 2023
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	37	2,906,906	2	150,859	9	568,462	48	3,626,227
Arizona	46	3,434,804	26	2,085,800	43	3,521,498	115	9,042,102
California	218	17,829,779	50	3,712,327	120	11,316,403	388	32,858,509
Colorado	27	1,891,353	13	937,653	29	2,101,674	69	4,930,680
Connecticut	23	1,754,346	8	713,999	14	933,217	45	3,401,562
Delaware	—	—	2	143,590	3	228,861	5	372,451
Florida	242	18,236,347	56	4,643,034	156	12,091,435	454	34,970,816
Georgia	117	8,961,164	23	1,888,883	47	3,513,933	187	14,363,980
Hawaii	14	941,698	—	—	3	159,039	17	1,100,737
Idaho	2	131,319	—	—	2	201,597	4	332,916
Illinois	105	7,522,933	12	938,442	40	3,035,448	157	11,496,823
Indiana	91	3,934,174	1	57,827	26	1,835,692	118	5,827,693
Iowa	—	—	—	—	2	175,414	2	175,414
Kansas	1	50,219	2	108,921	4	355,253	7	514,393
Kentucky	15	1,062,313	1	51,770	14	1,129,983	30	2,244,066
Louisiana	10	771,438	—	—	24	1,688,210	34	2,459,648
Maine	5	353,492	—	—	11	706,108	16	1,059,600
Maryland	44	3,467,462	11	898,570	46	3,355,015	101	7,721,047
Massachusetts	64	4,039,247	16	984,395	36	2,354,974	116	7,378,616
Michigan	8	672,885	4	309,053	15	1,186,026	27	2,167,964
Minnesota	8	709,104	8	645,691	15	1,083,621	31	2,438,416
Mississippi	7	560,429	—	—	10	738,236	17	1,298,665
Missouri	27	2,196,952	7	508,309	20	1,525,417	54	4,230,678
Nebraska	—	—	—	—	3	277,966	3	277,966
Nevada	33	2,906,845	9	840,070	12	1,149,474	54	4,896,389
New Hampshire	17	1,268,477	2	84,485	12	584,823	31	1,937,785
New Jersey	88	7,024,858	33	2,607,517	52	4,078,245	173	13,710,620
New Mexico	11	713,990	10	681,290	15	1,080,407	36	2,475,687
New York	79	5,693,583	27	2,246,018	80	5,537,572	186	13,477,173
North Carolina	52	3,729,167	8	619,297	34	2,556,343	94	6,904,807
Ohio	50	3,354,038	5	325,317	21	1,617,038	76	5,296,393
Oklahoma	3	194,552	—	—	20	1,428,613	23	1,623,165
Oregon	8	549,740	2	166,538	10	672,512	20	1,388,790
Pennsylvania	31	2,356,905	12	935,928	48	3,521,475	91	6,814,308
Rhode Island	6	351,302	1	95,794	6	473,092	13	920,188
South Carolina	40	2,974,956	11	707,784	38	3,084,475	89	6,767,215
Tennessee	29	2,409,064	16	1,090,756	23	1,635,222	68	5,135,042
Texas	241	19,908,210	71	5,444,649	120	10,196,205	432	35,549,064
Utah	10	733,148	—	—	27	2,184,273	37	2,917,421
Virginia	73	5,930,138	10	758,569	35	2,475,040	118	9,163,747
Washington	14	1,090,309	2	199,870	16	1,259,659	32	2,549,838
Washington, DC	1	100,163	1	104,126	6	537,914	8	742,203
Wisconsin	1	97,888	9	884,522	15	1,242,584	25	2,224,994
Totals	1,898	142,815,697	471	36,571,653	1,282	99,398,448	3,651	278,785,798

(1)    Includes two consolidated joint ventures and excludes approximately 17,000 units related to the Bargold. See Note 4 in the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2023 and 2022

Overview
Results for the three and nine months ended September 30, 2023 included the operations of 2,369 stores (1,896 wholly-owned, two in a consolidated joint venture, and 471 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2022, which included the operations of 1,441 stores (1,126 wholly-owned, zero in consolidated joint ventures, and 315 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Property rental	$650,887	$428,787	$222,100	51.8%	$1,525,596	$1,216,639	$308,957	25.4%
Tenant reinsurance	69,128	47,869	21,259	44.4%	165,265	138,093	27,172	19.7%
Management fees and other income	28,019	22,246	5,773	26.0%	71,609	62,720	8,889	14.2%
Total revenues	$748,034	$498,902	$249,132	49.9%	$1,762,470	$1,417,452	$345,018	24.3%

Property Rental—The increase in property rental revenues for the three and nine months ended September 30, 2023 was primarily the result of an increase of $213,343 and $252,641 associated with the Life Storage Merger and acquisitions completed in 2023 and 2022, respectively. We acquired 757 wholly-owned stores in the merger and an additional 7 wholly-owned stores during the nine months ended September 30, 2023. We acquired a total of 153 stores during the year ended December 31, 2022. Property rental revenues also increased by $6,903 and $43,397 at our stabilized stores related primarily to higher average rates to existing customers during the three and nine months ended September 30, 2023, respectively.

Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 3,651 stores at September 30, 2023 compared to 2,327 stores at September 30, 2022.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and nine months ended September 30, 2023 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of September 30, 2023, we managed 1,755 stores for joint ventures and third parties, compared to 1,201 stores as of September 30, 2022.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Expenses:
Property operations	$185,194	$114,577	$70,617	61.6%	$416,997	$322,371	$94,626	29.4%
Tenant reinsurance	19,130	10,770	8,360	77.6%	37,701	25,349	12,352	48.7%
Transaction costs	—	—	—	—%	—	1,465	(1,465)	(100.0)%
Life Storage Merger transition costs	54,174	—	54,174	100.0%	54,174	—	54,174	100.0%
General and administrative	37,406	32,275	5,131	15.9%	107,011	93,288	13,723	14.7%
Depreciation and amortization	152,338	71,423	80,915	113.3%	309,914	208,396	101,518	48.7%
Total expenses	$448,242	$229,045	$219,197	95.7%	$925,797	$650,869	$274,928	42.2%

Property Operations—The increase in property operations expense during the three and nine months ended September 30, 2023 consists primarily of an increase of $64,549 and $77,188 related to the Life Storage Merger and acquisitions completed in 2023 and 2022, respectively. We acquired 757 wholly-owned stores in the Life Storage Merger and and additional 7 wholly-owned stores during the nine months ended September 30, 2023 and a total of 153 stores during the year ended December 31, 2022. Additionally, for the three and nine months ended September 30, 2023 there was an increase of $8,535 and $16,620, respectively, at our stabilized stores primarily due to payroll, marketing, credit card processing fees, utilities and insurance, partially offset by repairs and maintenance.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. These increases are primarily related to an increase in stores. We operated 3,651 stores at September 30, 2023 compared to 2,327 stores at September 30, 2022.

Life Storage Merger Transitions Costs— Represents the costs that were incurred as part of the Life Storage Merger that did not meet the definition of transaction costs and primarily consist of severance paid as part of employment agreements with certain employees and officers of Life Storage.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. We did not observe any material trends in specific travel or other expenses apart from inflationary pressures and from the increase due to the management of additional stores. Also, during the three and nine months ended September 30, 2023 increases relate in part to the acquisition of 153 stores added during the year ended December 31, 2022 and 757 stores added with the acquisition of Life Storage in July 2023.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 757 wholly-owned stores in the Life Storage Merger and an additional 7 wholly-owned stores during the nine months ended September 30, 2023 and a total of 153 stores during the year ended December 31, 2022.

Other Revenues and Expenses
The following table presents information about other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gain on real estate transactions	$—	$—	$—	—%	$—	$14,249	$(14,249)	(100.0)%
Interest expense	(122,899)	(56,245)	(66,654)	118.5%	(289,370)	(146,249)	(143,121)	97.9%
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(8,228)	—	(8,228)	100.0%	(8,228)	—	(8,228)	100.0%
Interest income	22,092	18,125	3,967	21.9%	62,607	52,174	10,433	20.0%
Equity in earnings and dividend income from unconsolidated real estate entities	15,043	11,149	3,894	34.9%	38,602	30,436	8,166	26.8%
Income tax expense	(6,944)	(6,760)	(184)	2.7%	(17,238)	(15,516)	(1,722)	11.1%
Total other revenues & expenses, net	$(100,936)	$(33,731)	$(67,205)	199.2%	$(213,627)	$(64,906)	$(148,721)	229.1%

Gain on Real Estate Transactions—During the nine months ended September 30, 2022, we sold two stores. We recognized a total gain of $14,249 related to the sale of these assets.

Interest Expense—The increase in interest expense during the three and nine months ended September 30, 2023 was primarily the result of a higher debt balance and higher weighted average interest rate compared to the same period in the prior year. The weighted average interest rate of the total of fixed- and variable-rate debt was 4.4% at September 30, 2023, compared to 3.6% at September 30, 2022.

Non-cash Interest Expense Related to Amortization of Discount on Life Storage Unsecured Senior Notes—Represents the amortization of the discount assigned in order to present the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger.

Interest Income—Interest income represents interest earned on bridge loans, notes receivable, debt securities and on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three and nine months ended September 30, 2023 was primarily the result of an increase in amount of bridge loans held combined with an increase in interest rates. The balance of bridge loans was $533,000 as of September 30, 2023, compared to $298,108 as of September 30, 2022.

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

Income Tax Expense—The increase in income tax expense for the three and nine months ended September 30, 2023 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.

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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$188,350	$220,719	$587,064	$656,428

Adjustments:
Real estate depreciation	121,635	65,483	265,268	191,940
Amortization of intangibles	21,270	3,279	29,049	8,741
Gain on real estate transactions	—	—	—	(14,249)
Unconsolidated joint venture real estate depreciation and amortization	6,698	4,381	16,359	12,349
Distributions paid on Series A Preferred Operating Partnership units	—	(572)	(159)	(1,716)
Income allocated to Operating Partnership noncontrolling interests	10,506	15,407	35,982	45,249
Funds from operations attributable to common stockholders and unit holders	$348,459	$308,697	$933,563	$898,742

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,			Percent
	2023	2022	Change	2023		2022	Change
Same-store rental revenues
Net rental income	$382,006	$376,268	1.5%	$1,127,481		$1,088,337	3.6%
Other operating income	15,940	14,370	10.9%	44,012		39,322	11.9%
Total same-store rental revenues	397,946	390,638	1.9%	1,171,493		1,127,659	3.9%

Same-store operating expenses
Payroll and benefits	21,605	21,239	1.7%	63,233		61,955	2.1%
Marketing	6,971	5,793	20.3%	19,841		17,481	13.5%
Office expense	12,171	11,393	6.8%	36,120	0	33,307	8.4%
Property operating expense	8,935	8,786	1.7%	26,712		25,643	4.2%
Repairs and maintenance	5,739	5,863	(2.1)%	17,930		19,603	(8.5)%
Property taxes	38,018	36,229	4.9%	106,633		104,594	1.9%
Insurance	4,874	3,731	30.6%	12,462		9,311	33.8%
Total same-store operating expenses	98,313	93,034	5.7%	282,931		271,894	4.1%

Same-store net operating income	$299,633	$297,604	0.7%	$888,562		$855,765	3.8%

Same-store square foot occupancy as of quarter end	94.1%	95.1%		94.1%		95.1%
Properties included in same-store	914	914		914		914

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$198,856	$236,126	$623,046	$701,677
Adjusted to exclude:
Gain on real estate transactions	—	—	—	(14,249)
Equity in earnings and dividend income from unconsolidated real estate entities	(15,043)	(11,149)	(38,602)	(30,436)
Interest expense	122,899	56,245	289,370	146,249
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	8,228	—	8,228	—
Depreciation and amortization	152,338	71,423	309,914	208,396
Income tax expense	6,944	6,760	17,238	15,516
Transaction costs	—	—	—	1,465
Life Storage Merger transition costs	54,174	—	54,174	—
General and administrative	37,406	32,275	107,011	93,288
Management fees, other income and interest income	(50,111)	(40,371)	(134,216)	(114,894)
Net tenant insurance	(49,998)	(37,099)	(127,564)	(112,744)
Non same-store rental revenue	(252,941)	(38,149)	(354,103)	(88,980)
Non same-store operating expense	86,881	21,543	134,066	50,477
Total same-store net operating income	$299,633	$297,604	$888,562	$855,765

Same-store rental revenues	$397,946	$390,638	$1,171,493	$1,127,659
Same-store operating expenses	98,313	93,034	282,931	271,894
Same-store net operating income	$299,633	$297,604	$888,562	$855,765

CASH FLOWS

Cash flows from operating activities for the nine months ended September 30, 2023 increased when compared to the same period in the prior year. Cash flows used in investing activities relates primarily to our acquisition and development of REIT and joint venture assets, as well as activity on our bridge loan program. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$1,037,959	$948,021
Net cash used in investing activities	(1,636,052)	(1,242,254)
Net cash provided by financing activities	723,479	312,393

Significant components of net cash flow included:
Net income	$623,046	$701,677
Depreciation and amortization	309,914	208,396
Accounts payable and accrued expenses	134,310	48,898
Gain on real estate transactions	—	(14,249)
Acquisition and development of real estate assets	(263,866)	(1,156,429)
Life Storage Merger, net of cash acquired	(1,247,407)	—
Cash paid for business combination	—	(157,301)
Proceeds from sale of real estate assets and investments in real estate ventures	—	39,367
Investment in unconsolidated real estate entities	(179,258)	(102,670)
Issuance and purchase of notes receivable	(210,712)	(314,542)
Proceeds from sale of notes receivable	134,064	203,695
Principal payments received from notes receivable	73,514	264,774
Proceeds from notes payable and revolving lines of credit	5,194,665	3,983,865
Principal payments on notes payable and revolving lines of credit	(4,617,755)	(3,341,881)
Proceeds from issuance of public bonds, net	950,000	396,100
Repurchase of common stock	—	(63,008)
Dividends paid on common stock	(704,069)	(604,429)

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2023, we had $216,121 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2023 and 2022, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of September 30, 2023, we had $11,291,333 face value of debt, resulting in a debt to total enterprise value ratio of 29.5%. As of September 30, 2023, the ratio of total fixed-rate debt and other instruments to total debt was 70.3% ($7,939,529 total fixed-rate debt including $1,664,918 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2023 was 4.4%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2023.

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

We hold a BBB+/Stable rating from S&P, which was upgraded from BBB/Stable in July 2023 in connection with the Life Storage Merger, and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of September 30, 2023, we had a total of 1,664 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $31,978,397 and our total asset value was calculated as $37,603,482 according to the calculations as defined by our public bonds.

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
As of September 30, 2023, we had approximately $11.3 billion in total face value of debt, of which approximately $3.4 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by

100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $33.5 million annually.
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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in “Part II. Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022, and the risk factors described in the “Risk Factors” section in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2023, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.2	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
4.3	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.4	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.5	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.6	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.7	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
22.1	Issuer and Guarantors of Guaranteed Securities				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 9, 2023	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)