Form 10-K
period 2023-12-31
Extra Space Storage Inc.
filed 2024-02-29
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $19,343,600,223 based upon the closing price on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 22, 2024 was 211,574,552.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2023

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
•the risk that Life Storage, Inc.’s (“Life Storage”) business will not be fully integrated successfully or that such integration may be more difficult, time-consuming or costly than expected, including our ability to retain and hire key personnel;
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
•our ability to recover losses under our insurance policies;
•disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;
•changes in global financial markets and increased interest rates;
•availability of financing and capital, the levels of debt that we maintain and our credit ratings;
•risks associated with acquisitions, dispositions and development of properties, including increased development costs due to additional regulatory requirements related to climate change and other factors;
•reductions in asset valuations and related impairment charges;
•our lack of sole decision-making authority with respect to our joint venture investments;
•the effect of recent or future changes to U.S. tax laws;
•the failure to maintain our REIT status for U.S. federal income tax purposes;
•impacts from any outbreak of highly infectious or contagious diseases, including reduced demand for self-storage space and ancillary products and services such as tenant reinsurance, and potential decreases in occupancy and rental rates and staffing levels, which could adversely affect our results; and
•economic uncertainty due to the impact of natural disasters, war or terrorism, which could adversely affect our business plan.
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
As of December 31, 2023, we owned and/or operated 3,714 stores in 42 states, and Washington, D.C., comprising approximately 283 million square feet of net rentable space in approximately 2.6 million units.
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
As of December 31, 2023, we managed 1,337 stores for third party owners. Our management business enables us to generate increased revenues through management fees as well as expand our geographic footprint, data sophistication and scale with little capital investment. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, our management business is a potential future acquisition pipeline.
We have a bridge lending program, under which we provide financing to third party self storage owners for operating properties that we manage. This program helps us increase our management business, create additional potential future acquisition opportunities, and strengthen our relationships with partners, all while generating interest and fee income. We generally originate mortgage loans and mezzanine loans, with the intent to sell a portion of the mortgage loans to third parties, while retaining our interests in the mezzanine loans. As of December 31, 2023, the total balance of bridge loans receivable was $594.7 million.

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
We continually analyze our portfolio to look for long-term value-enhancing opportunities. We proactively redevelop properties to add units or modify existing unit mix to better meet the demand in a given market and to maximize revenue. We also redevelop properties to extend their useful life, increase visual appeal, enhance security and to improve brand consistency across the portfolio.
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
Credit Lines - We have two credit lines which we primarily use as short-term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2023, our Credit Lines had available capacity of $2.1 billion, of which $1,458 million was undrawn.

Secured and Unsecured Debt - We primarily use public bonds, unsecured private placement bonds and unsecured bank term loans to finance store acquisitions and development efforts. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2023, we had $1.3 billion of secured notes payable and $9.4 billion of unsecured notes payable outstanding.
Equity - We have an active "at the market" ("ATM") program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2023, we didn't issue or sell any shares of common stock.
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
Joint Ventures - As of December 31, 2023, we owned 474 of our stores through unconsolidated joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture, but do not control the joint ventures.
Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial or investment conditions. For the year ended December 31, 2023, we did not sell any stores. For the year ended December 31, 2022, we sold two stores for $38.7 million.
Industry & Competition
We are the largest self-storage operator in the United States. Our three primary competitors who are public self-storage REITs are CubeSmart, National Storage Affiliates and Public Storage.
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
Our research has shown that tenants choose a store based primarily on price and the convenience of the site to their home or business, making high-density, high-traffic population centers ideal locations for stores. A store’s visibility on the internet, perceived security, cleanliness, and the general professionalism of the store managers and staff are also contributing factors to a store’s ability to successfully secure rentals. Although most stores are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time.
The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are typically realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March.
The self-storage industry is a mature industry with average occupancies that are typically at or above 90%. According to the Self-Storage Almanac (the “Almanac”), the national average physical occupancy rate was 92.8% of net rentable square feet in 2017, compared to an average physical occupancy rate of 91.6% in 2023. Our average occupancy for wholly-owned stores for 2023 was 92.0%.
The industry is also characterized by fragmented ownership. According to the Almanac, as of the end of 2023, the top ten self-storage companies in the United States operated approximately 26.1% of the total U.S. stores, and the top 50 self-storage companies operated approximately 32.9% of the total U.S. stores. We believe this fragmentation will contribute to continued consolidation at some level in the future.
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
Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, and are subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto. Store management activities may be subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state. Our collection and processing of personal information may be subject to various data privacy and security laws, which govern the collection, use, disclosure of personal information and are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, results of operations or cash flows.

Human Capital

At Extra Space, our culture is driven by our belief that our people are a key driver in our success. We believe that if we focus on attracting, developing, and retaining diverse top talent at all levels of the organization, our employees will take care of our customers and drive growth for our shareholders.

As of December 31, 2023, we had 7,618 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement. In 2023, we invited our employees to participate in an employee satisfaction survey and achieved an overall satisfaction score of 79% with over 95% of our employees participating in our survey.

Compensation, Health and Well Being

We offer competitive health benefits and encourage our employees to participate in employee health and wellness programs. Over 56% of our employees who are enrolled in our health plan participate in these programs, which are designed to improve employees' overall health. We offer individualized counseling to our employees to assist them with their journey towards better health and financial wellness. We also offer other health-oriented benefits such as smoking cessation programs and a fitness program that allows for reimbursements to employees for expenses incurred relating to fit-friendly activities, sports or exercise equipment. We also provide employees access to a network of childcare and elder care providers.

Training and Development

In order to attract and retain diverse top talent, we believe strongly that development is a continuous journey throughout the employee's career. We provide formal development programs which are available to employees who are ready for an intense structured experience. In 2023, we invested in training and development for our employees, which included leadership training, communication training, individual development plans, site manager training and mentorship programs. Our field employees received an average of 22 hours of training and each new hire received an average of 82 hours of training in 2023.

Diversity, Equity and Inclusion

We value diversity, equity and inclusion and undertake a wide spectrum of initiatives to attract and retain a diverse workforce. During 2023, we expanded participation in our employee resource groups that provide our employees a space to build community by celebrating their culture, providing mentoring opportunities and developing educational content for Extra Space. We will continue to implement and pursue diversity, equity and inclusion initiatives and tracking that allow us to attract and retain diverse top talent, improve employee engagement, increase innovation and customer insight and enhance the quality of our decision making. Newsweek recently recognized us as one of America's Greatest Workplaces for Diversity 2024.

Our employee population is approximately 49% female and approximately 44% have self-identified as people of color: Black or African American (18%), Hispanic or Latino (18%), Asian (2.4%), of two or more races (4.2%), Native American (0.7%), and Pacific Islander (0.5%).

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
Our revenues and net operating income can be negatively impacted by general economic factors and other conditions that lead to a reduction in demand for rental space in the markets in which we operate. Our operations, revenues and operating income may be adversely impacted by, for example, increases in unemployment rates, rising interest rates, changing demographics, decreases in the volume of housing market transactions, recessions, perceptions about the safety of our stores, changes in local zoning laws, consequences from climate change, public health emergencies, as well as earthquakes, hurricanes and other natural disasters, terrorist acts, civil disturbances or acts of war.
If we are unable to promptly re-let our units or if the rates upon such re-letting are significantly lower than expected, our business and results of operations would be adversely affected.
Nearly all of our leases are on a month-to-month basis. Any delay in re-letting units as vacancies arise would reduce our revenues and harm our operating results. In addition, lower than expected rental rates upon re-letting could adversely affect our revenues and impede our growth.
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
We face continuing risks and costs in connection with integrating the Life Storage business following our business combination with Life Storage, Inc. (“Life Storage”) in July 2023, and we may not be able to successfully realize the synergies and other benefits of the acquisition or do so within the anticipated time frame.
The acquisition of Life Storage involves the combination of two companies that previously operated as independent public companies and their respective operating partnerships. Although we believe the combined company has benefited from the elimination of duplicative costs associated with supporting a public company platform, we have devoted, and will continue to devote, significant management attention and resources to integrating the operations of Extra Space and Life Storage. Although much of Life Storage’s business is integrated, we may encounter costs and difficulties in the continuing integration process include the following:
•the inability to fully combine the operations of Life Storage into our business, including the integration of employees, customer records and maintaining cybersecurity protections, in a manner that permits us to achieve the cost savings anticipated to result from the transaction;
•the inability to dispose of former Life Storage assets or operations that we may desire to dispose of;
•the difficulties of operating separate brands and the costs of potentially rebranding Life Storage stores over an extended period of time;
•the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
•the failure to retain key employees of either of the two companies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Life Storage business; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Life Storage transaction and integrating the companies’ operations.

For all these reasons, it is possible that the continuing integration process could result in the distraction of our management and ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Life Storage transaction, or could otherwise adversely affect our business and financial results.

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
We and our vendors rely on information technology, and any material failure, inadequacy, interruption or security incident affecting that technology could harm our business, results of operations and financial condition.
We rely on information technology networks and systems, including the Internet, to process, transmit and store confidential information, and to manage or support a variety of business processes, including financial transactions and records, intellectual property, proprietary business information, and personal information of our employees, contractors and customers, such as tenant and lease data (collectively, "Confidential Information"). We also rely on third-party vendors for information technology and services, including commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of Confidential Information. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), misconfigurations, bugs or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors. Although we have taken steps to protect the security of our information technology systems and Confidential Information, it is possible that our cybersecurity risk management program and processes, including our policies, safety and security measures will not be fully implemented, complied with or able to prevent such systems’ improper functioning or damage, or the improper accessing or disclosure of Confidential Information, from such security breaches, disruptions, and shutdowns. The costs associated with the investigation, remediation and potential notification of such breaches to counter-parties and data subjects could be material.
We and certain of our service providers are, from time to time, subject to cyberattacks and security incidents. While to date, we do not believe that we have experienced any significant system failure, accident or security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any failure to maintain the proper functioning, confidentiality, security and availability of our or our third-party service providers' information technology systems or our Confidential Information could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability and claims or regulatory investigations and enforcement actions, which could result in, among other things, fines and penalties, and have a material adverse effect on our business, financial condition and results of operations. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
Actual or perceived failures to comply with laws and regulations relating to data privacy and protection, could adversely affect our business, results of operations, and our financial condition.
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines or rules for the collection, distribution, use, storage and security of personal information, and we are or may become subject to such obligations with respect to information collected from or about our employees, contractors or customers. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, may conflict with one another or other legal obligations with which we must comply, may require us to incur significant costs, implement new processes, or otherwise affect our ability to use and disclose the information we collect, which could affect our results of operations, business, and financial condition. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business, financial condition and results of operations.
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
Public health emergencies, and measures intended to prevent the spread of a public health emergency, could adversely affect our results of operations.
We face risks related to public health emergencies, such as epidemics and pandemics that could materially and adversely impact our results of operations in the future. The impact of a public health emergency, and measures to prevent the spread of a virus or the underlying causes of a health crisis, could lower demand for storage facilities due to, among other things, stay-at home orders and other restrictions which may lead to lower rental rates, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. In addition, a public health emergency could cause general economic and market disruptions which could impair our ability to expand our business, raise capital and adversely affect the value of our securities. Although the self-storage industry has historically been resilient to ordinary market downturns, the impact of pandemics, epidemics or public health emergencies on the U.S. and world economies generally, and on our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.
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
As of December 31, 2023, we held interests in 474 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into additional joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

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
As of December 31, 2023, we had approximately $11.3 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our Credit Lines or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income each year, determined without regard to the deduction for dividends paid and including net capital gains.
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
As of December 31, 2023, we had approximately $11.3 billion of debt outstanding, of which approximately $3.0 billion, or 26.6% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 6.6% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.
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
A downgrade in our credit ratings could materially adversely affect our business and financial condition and the market value of our outstanding notes.
The credit ratings assigned to the outstanding publicly-traded notes and other debt securities of the operating partnership could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings are not recommendations to buy, sell or hold the notes or any other securities. If any of the credit rating agencies that have rated the outstanding notes or other debt securities of the operating partnership downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations (including payments on the outstanding notes) and to make dividends and other distributions to our security holders and could also have the material adverse effect on the market value of the outstanding notes.
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
•we also could be subject to a U.S. federal alternative minimum income tax and possibly increased state and local taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following a year during which we were disqualified.
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
Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages stores for our joint ventures and stores owned by third parties. We, jointly with certain corporate subsidiaries, including Extra Space Management, Inc., elected to treat each such subsidiary as a taxable REIT subsidiary of our Company for U.S. federal income tax purposes. A TRS is subject to U.S. federal corporate income tax, and may also be subject to state and local taxes, on its taxable income. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to U.S. federal income tax and state insurance premiums tax, and pays certain insurance royalties to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we do not intend to sell stores as a dealer, the IRS could take a contrary position. To the extent that we are, or any of our TRSs is, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
The Company has a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, which includes a cybersecurity Incident Response Plan ("IRP"). Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Cybersecurity Risk Identification and Management
We design and assess our program based on the Center for Internet Security Critical Security Controls Version 8 (CIS V8). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CIS V8 controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program includes:

•third party risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•end-user testing to assess the effectiveness of our security measures;
•cybersecurity awareness training of our employees, incident response personnel, and senior management, including mandatory computer-based training, phishing awareness campaigns, and internal communications;
•a cybersecurity IRP that includes procedures designed for identifying, analyzing, containing, remedying and otherwise responding to cybersecurity incidents;
•testing of our incident response readiness through Disaster Recovery and Business Continuity Plan exercises; and
•a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled "Risk Factor-Risks Related to Our Stores and Operations-We and our vendors rely on information technology, and any material failure, inadequacy, interruption or security incident affecting that technology could harm our business, results of operations and financial condition."
Our management team, including our Senior Vice President of Information Systems and Vice President of Information Security and Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team overseeing cybersecurity has over 25+ years of technology and cybersecurity experience and certain of our team hold various cybersecurity certifications, including the Certified Information Systems Security Professional (CISSP) certification.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
The Company is able to identify cybersecurity breaches through various channels, including but not limited to automated event detection alerts, reports from employees, notifications from external entities such as third-party IT service providers, and proactive threat investigations in collaboration with our external partners. Upon spotting a potential cybersecurity breach, including those involving third-party cyber events, the Company’s designated incident response team outlined in the IRP adheres to the policy's protocols to investigate the suspected incident. This investigation entails determining the nature of the event (e.g., ransomware attack or breach of personal data), evaluating the severity of the incident, and gauging the sensitivity of any compromised data.
In the event of a cybersecurity breach, our primary objective is to swiftly contain it by the procedures detailed in our IRP. Once containment is achieved, our focus shifts to remediation and recovery efforts. These actions are tailored to the specifics of the breach and may involve tasks such as rebuilding systems or hosts, replacing compromised files with clean versions, verifying the integrity of affected files or data, enhancing network surveillance or logging to detect future attacks, adjusting administrative account privileges, fortifying network security like firewall configurations, and providing additional training to employees. Additionally, we carry cybersecurity insurance to cover certain expenses associated with security lapses and specified cyber incidents that disrupt our network or those of our vendors, subject to predefined limits and exclusions.
Our IRP includes clear communication guidelines, outlining procedures for engaging executive management, internal and external legal counsel, the Audit Committee, and the Board. These protocols also encompass a framework for evaluating our regulatory reporting obligations to entities such as the SEC in the aftermath of a cybersecurity incident.
Board Oversight of Cybersecurity
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program on a quarterly basis. Board members receive presentations on cybersecurity topics from our Senior Vice President of Information Systems as well as our Vice President of Information Security and Compliance, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
As part of our board refreshment efforts in recent years, we have added directors with information technology governance skills. Currently, five members of our board, including all four members of our Audit Committee, have cybersecurity experience from their principal occupation, other professional experience or third-party director education courses on cybersecurity, including cyber risk governance, and data privacy and security issues and trends.
Item 2.     Properties
As of December 31, 2023, we owned or had ownership interests in 2,377 operating stores. Of these stores, 1,903 are wholly-owned, two are in consolidated joint ventures, and 472 are in unconsolidated joint ventures. In addition, we managed 1,337 stores for third parties bringing the total number of stores which we own and/or manage to 3,714. These stores are located in 42 states, and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
1%
Northeast
18%
Midwest
14%
California & Hawaii
12%
Mtn West
9%
Mid-Atlantic
9%
Southeast
12%
Texas
13%
Florida
12%
EXR PRESENCE
NO PRESENCE

*Weighted by portfolio square footage as of December 31, 2023

As of December 31, 2023, approximately 2,100,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of December 31, 2023, the average length of stay was approximately 17.4 months.
The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $21.25 for the year ended December 31, 2023, compared to $20.50 for the year ended December 31, 2022. Average annual rent per square foot for new leases was $16.19 for the year ended December 31, 2023, compared to $18.32 for the year ended December 31, 2022. The average discounts, as a percentage of rental revenues, during these periods were 2.5% and 3.0%, respectively.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of facilities featuring ground-floor access only.
The following table presents additional information regarding net rentable square feet and the number of stores by state:

	As of December 31, 2023
	REIT Owned		JV Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	37	2,913,201	2	150,859	12	757,497	51	3,821,557
Arizona	46	3,431,613	26	2,091,172	43	3,513,713	115	9,036,498
California	218	17,876,246	50	3,715,231	126	11,806,094	394	33,397,571
Colorado	27	1,890,949	13	937,765	32	2,338,587	72	5,167,301
Connecticut	23	1,754,071	8	714,457	14	948,070	45	3,416,598
Delaware	—	—	2	143,640	3	228,651	5	372,291
Florida	245	18,448,238	56	4,653,439	164	12,618,124	465	35,719,801
Georgia	119	9,050,883	23	1,892,103	49	3,686,856	191	14,629,842
Hawaii	14	942,069	—	—	3	159,569	17	1,101,638
Idaho	2	131,569	—	—	2	201,847	4	333,416
Illinois	105	7,534,278	12	940,032	44	3,311,178	161	11,785,488
Indiana	91	3,935,511	1	57,777	25	1,790,294	117	5,783,582
Iowa	—	—	—	—	2	175,614	2	175,614
Kansas	1	50,219	2	108,921	5	416,764	8	575,904
Kentucky	15	1,065,563	1	51,800	15	1,179,886	31	2,297,249
Louisiana	10	771,538	—	—	25	1,777,779	35	2,549,317
Maine	5	353,767	—	—	12	750,918	17	1,104,685
Maryland	44	3,473,618	11	899,878	47	3,381,481	102	7,754,977
Massachusetts	64	4,059,829	16	984,594	36	2,388,706	116	7,433,129
Michigan	8	673,399	4	309,052	15	1,186,708	27	2,169,159
Minnesota	8	709,829	8	646,659	14	1,009,746	30	2,366,234
Mississippi	7	560,879	—	—	10	736,463	17	1,297,342
Missouri	28	2,240,243	7	509,322	20	1,583,234	55	4,332,799
Nebraska	—	—	—	—	4	371,900	4	371,900
Nevada	33	2,907,229	9	840,819	11	1,059,569	53	4,807,617
New Hampshire	17	1,274,725	2	84,165	20	871,125	39	2,230,015
New Jersey	88	7,033,287	33	2,610,319	55	4,290,839	176	13,934,445
New Mexico	11	714,415	10	681,770	15	1,084,218	36	2,480,403
New York	79	5,693,262	28	2,316,671	84	5,883,153	191	13,893,086
North Carolina	52	3,732,706	8	620,612	37	2,666,196	97	7,019,514
Ohio	50	3,357,288	5	325,617	22	1,661,267	77	5,344,172
Oklahoma	4	268,833	—	—	20	1,493,518	24	1,762,351
Oregon	8	550,155	2	166,638	7	467,124	17	1,183,917
Pennsylvania	31	2,359,752	12	966,346	51	3,741,143	94	7,067,241
Rhode Island	6	351,451	1	95,844	6	473,601	13	920,896
South Carolina	40	2,977,927	11	708,382	39	3,198,894	90	6,885,203
Tennessee	29	2,410,329	16	1,091,936	24	1,719,250	69	5,221,515
Texas	241	19,927,466	71	5,456,117	122	10,409,683	434	35,793,266
Utah	10	733,895	—	—	31	2,512,983	41	3,246,878
Virginia	73	5,956,916	10	759,116	34	2,367,593	117	9,083,625
Washington	14	1,090,894	2	199,770	16	1,262,293	32	2,552,957
Washington, DC	1	100,203	1	104,189	6	538,309	8	742,701
Wisconsin	1	97,938	9	883,232	15	1,245,006	25	2,226,176
Totals	1,905	143,406,183	472	36,718,244	1,337	103,265,443	3,714	283,389,870
(1) Includes two consolidated joint ventures and excludes approximately 17,900 units related to Bargold Storage Systems, LLC ("Bargold"). See Note 5 in the Notes to the Condensed Consolidated Financial Statements.

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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded under the symbol “EXR” on the New York Stock Exchange ("NYSE") since our IPO on August 17, 2004. On February 22, 2024, the closing price of our common stock as reported by the NYSE was $141.39. At February 22, 2024, we had 833 holders of record of our common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities

In November 2023, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million. During the year ended December 31, 2023, no shares were repurchased. As of December 31, 2023, we had remaining authorization to repurchase shares with an aggregate value up to $500.0 million.
Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the year ended December 31, 2023 have previously been disclosed in filings with the SEC.
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
OVERVIEW
We are a fully integrated, self-administered and self-managed REIT, formed to own, operate, manage, acquire, develop and redevelop self-storage properties (“stores”). We derive substantially all of our revenues from our two segments: storage operations and tenant reinsurance. Primary sources of revenue for our storage operations segment include rents received from tenants under leases at each of our wholly-owned stores. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. Consequently, management spends a significant portion of their time maximizing cash flows from our diverse portfolio of stores. Revenue from our tenant reinsurance segment consists of insurance revenues from the reinsurance of risks relating to the loss of goods stored by tenants in our stores.
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
EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2023.
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

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Overview
Results for the year ended December 31, 2023 included the operations of 2,377 stores (1,903 wholly-owned, two in a consolidated joint venture, and 472 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2022, which included the operations of 1,451 stores (1,132 wholly-owned, one in a consolidated joint venture, and 318 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below.

Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Property rental	$2,222,578	$1,654,735	$567,843	34.3%
Tenant reinsurance	235,680	185,531	50,149	27.0%
Management fees and other income	101,986	83,904	18,082	21.6%
Total revenues	$2,560,244	$1,924,170	$636,074	33.1%

Property Rental—The increase in property rental revenues for the year ended December 31, 2023 was primarily the result of an increase of $507,054 associated with our merger with Life Storage on July 20, 2023, (the "Life Storage Merger" or "Merger") and other acquisitions completed in 2023. We acquired 757 wholly-owned stores in the Merger and an additional 14 stores during the year ended December 31, 2023. We acquired 153 stores during the year ended December 31, 2022. In addition to the increase attributable to the Merger, property rental revenues increased by $46,712 due to operating results at our stabilized stores and increased by $7,523 as a result of increases in occupancy at our lease-up stores.
Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 3,714 stores at December 31, 2023, compared to 2,338 stores at December 31, 2022.
Management Fees and Other Income—Management fees and other income represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the year ended December 31, 2023 was primarily due to an increase in the number of stores managed. As of December 31, 2023, we managed 1,811 stores for third parties and joint ventures compared to 1,206 stores as of December 31, 2022.

Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Property operations	$612,036	$435,342	$176,694	40.6%
Tenant reinsurance	58,874	33,560	25,314	75.4%
Transaction costs	—	1,548	(1,548)	(100.0)
Life Storage Merger transition costs	66,732	—	66,732	—%
General and administrative	146,408	129,251	17,157	13.3%
Depreciation and amortization	506,053	288,316	217,737	75.5%
Total expenses	$1,390,103	$888,017	$502,086	56.5%
Property Operations—The increase in property operations expense consists primarily of an increase of $153,712 associated with the Life Storage Merger and other acquisitions completed in 2023. We acquired 757 wholly-owned stores in the merger and an additional 14 stores during the year ended December 31, 2023. We acquired 153 stores during the year ended December 31, 2022. Additionally, property operations expense increased $22,097 at stabilized stores due to increased marketing expense, credit card processing fees and insurance.
Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense for the year ended December 31, 2023 was due primarily to the increase in total number of stores operated compared to the prior year. We operated 3,714 stores at December 31, 2023, compared to 2,338 stores at December 31, 2022.
Transaction Costs—This represents the costs that were incurred as part of the acquisition of Bargold.
Life Storage Merger Transition Costs— Represents the costs that were incurred as part of the Life Storage Merger primarily consisting of severance paid as part of employment agreements with certain employees and officers of Life Storage.
General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, travel and professional fees. These expenses are recognized as incurred. Our overall expense has increased primarily as a result of our increased size through acquisitions, business combinations and growth through our joint venture partners and managed portfolio. No other material trends in specific travel or other expenses were observed.
Depreciation and Amortization—Depreciation and amortization expense increased primarily as a result of the acquisition of new stores. We acquired 757 wholly-owned stores in the Life Storage Merger and an additional 14 wholly-owned stores during the year ended December 31, 2023. We acquired 153 stores during the year ended December 31, 2022.

Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Gain on real estate transactions	$—	$14,249	$(14,249)	(100.0)%
Interest expense	(419,035)	(219,171)	(199,864)	91.2%
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(18,786)	—	(18,786)	100.0%
Interest income	84,857	69,422	15,435	22.2%
Equity in earnings and dividend income from unconsolidated real estate entities	54,835	41,428	13,407	32.4%
Income tax expense	(21,559)	(20,925)	(634)	3.0%
Total other expense, net	$(319,688)	$(114,997)	$(204,691)	178.0%

Gain on Real Estate Transactions — During the year ended, December 31, 2022, we sold two stores. We recognized a total gain of $14,249 related to the sale of these assets.
Interest Expense—The increase in interest expense during the year ended December 31, 2023 was the result of higher overall debt and a higher average interest rate when compared to the same period in the prior year. Information on the total face value of debt and the average interest rate for the years ended December 31, 2023 and December 31, 2022 is set forth in the following table:

	For the Year Ended December 31,
	2023	2022
Total face value of debt	$11,346,105	$7,364,424
Average interest rate	4.6%	4.1%
Non-cash Interest Expense Related to Amortization of Discount on Life Storage Unsecured Senior Notes—Represents the amortization of the discount recorded to present the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger.
Interest Income—Interest income represents interest earned on bridge loans and debt securities, income earned on notes receivable from common and preferred Operating Partnership unit holders and amounts earned on cash and cash equivalents deposited with financial institutions. The total principal balance of bridge loans receivable as of December 31, 2023 was $594,727, compared to $491,879 as of December 31, 2022. The increase in interest income during the year ended December 31, 2023 was primarily the result of the higher bridge loan balances along with higher interest rates.
Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate ventures represents the income earned through our ownership interests in unconsolidated real estate ventures. In joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits, as applicable. We added a total of 154 stores to new and existing joint ventures (145 stores from the Life Storage Merger) during the year ended December 31, 2023 resulting in higher earnings when compared to the prior year. Dividend income represents dividends from our investment in preferred stock of SmartStop Self Storage REIT, Inc. and Strategic Storage Trust VI, Inc.
Income Tax Expense—For the year ended December 31, 2023, the increase in income tax expense was the result of an increase in income earned by our TRS when compared to the same period in the prior year.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The results of operations for the years ended December 31, 2022 compared to December 31, 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on page 21, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2022.

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
The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
Net income attributable to common stockholders	$803,198	$860,688	$827,649

Adjustments:
Real estate depreciation	418,149	263,923	229,133
Amortization of intangibles	59,295	13,623	4,420
Gain on real estate transactions	—	(14,249)	(140,760)
Unconsolidated joint venture real estate depreciation and amortization	24,400	16,644	11,954
Unconsolidated joint venture gain on sale of real estate assets and purchase of partner's interest	—	—	(6,251)
Distributions paid on Series A Preferred Operating Partnership units	(159)	(2,288)	(2,288)
Income allocated to Operating Partnership noncontrolling interests	47,255	60,468	50,109
Funds from operations attributable to common stockholders and unit holders	$1,352,138	$1,198,809	$973,966

SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Our same-store pool for the periods presented consists of 913 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio:

	For the Year Ended December 31,		Percent
	2023	2022	Change
Same-store rental revenues	$1,562,286	$1,515,365	3.1%
Same-store operating expenses	$376,166	$361,570	4.0%
Same-store net operating income	$1,186,120	$1,153,795	2.8%

Same-store square foot occupancy as of year end	93.0%	94.1%

Properties included in same-store	913	913

Same-store revenues for the year ended December 31, 2023 increased compared to the same periods in 2022 due to higher average rates to existing customers and higher other operating income partially offset by lower occupancy.

Same-store expenses increased for the year ended December 31, 2023 compared to the year ended 2022 due to increases in payroll, credit card processing fees, utilities, property taxes and insurance. The same-store expense growth rate for the year ended December 31, 2023 is amplified by negative expense growth in the 2022 comparable period.

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2023	2022
Net Income	$850,453	$921,156
Adjusted to exclude:
Gain on real estate transactions	—	(14,249)
Equity in earnings and dividend income from unconsolidated real estate entities	(54,835)	(41,428)
Interest expense	419,035	219,171
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	18,786	—
Depreciation and amortization	506,053	288,316
Income tax expense	21,559	20,925
Transaction costs	—	1,548
Life Storage Merger transition costs	66,732	—
General and administrative	146,408	129,251
Management fees, other income and interest income	(186,843)	(153,326)
Net tenant insurance	(176,806)	(151,971)
Non same-store rental revenue	(660,292)	(139,370)
Non same-store operating expense	235,870	73,772
Total same-store net operating income	$1,186,120	$1,153,795

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The same-store results for the years ended December 31, 2022 compared to December 31, 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on page 20, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2023.

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

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$1,402,474	$1,238,139	$952,436
Net cash used in investing activities	(1,818,256)	(1,648,459)	(837,540)
Net cash provided by (used in) financing activities	423,130	431,861	(166,711)

Significant components of net cash flow included:
Net income	$850,453	$921,156	$877,758
Depreciation and amortization	506,053	288,316	241,879
Acquisition, development and redevelopment of stores	(420,892)	(1,353,510)	(1,289,524)
Life Storage Merger, net of cash acquired	(1,182,411)	—	—
Cash paid for business combination	—	(157,302)	—
Gain on real estate transactions	—	(14,249)	(140,760)
Investment in unconsolidated real estate entities	(180,279)	(118,963)	(54,602)
Issuance and purchase of notes receivable	(330,499)	(529,245)	(317,482)
Proceeds from sale of notes receivable	167,495	210,048	172,002
Principal payments received from notes receivable	142,192	283,636	51,463
Proceeds from the sale of common stock, net of offering costs	—	—	273,189
Proceeds from sale of real estate assets and investments in real estate ventures	2,132	39,367	572,728
Net proceeds from our debt financing and repayment activities	1,574,019	1,376,411	206,691
Repurchase of common stock	—	(63,008)	—
Proceeds from issuance of public bonds, net	—	—	—
Dividends paid on common stock	(1,046,341)	(805,311)	(600,994)

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
As of December 31, 2023, we had $99,062 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2023 and 2022, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
As of December 31, 2023, we had $11,346,105 face value of debt, resulting in a debt to total enterprise value ratio of 24.2%. As of December 31, 2022, we had $7,364,424 face value of debt, resulting in a debt to total enterprise value ratio of 25.8%. As of December 31, 2023, the ratio of total fixed-rate debt and other instruments to total debt was 73.4% (including $1,448,566 on which we have interest rate swaps that have been included as fixed-rate debt). As of December 31, 2022, the ratio of total fixed-rate debt and other instruments to total debt was 64.7% (including $1,837,714 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of total debt at December 31, 2023 and 2022 was 4.6% and 4.1%, respectively. As of December 31, 2023, the weighted average interest rate for all fixed rate debt was 3.9%, and the weighted average interest rate on all variable rate debt was 6.6%. As of December 31, 2022, the weighted average interest rate for all fixed rate debt was 3.4%, and the weighted average interest rate on all variable rate debt was 5.5%.
In January 2021, we received a Baa2 rating from Moody's Investors Service and in July 2019, we obtained a BBB/Stable rating from S&P which was upgraded to BBB+/Stable in July 2023 in connection with the Life Storage Merger. We intend to manage our balance sheet to preserve such ratings. Certain of our real estate assets are pledged as collateral for our debt. We have a total of 1671 unencumbered stores as defined by our public bonds. Our unencumbered asset value is calculated as $31,869,102 and our total asset value is calculated as $37,529,884 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2023.
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
As of December 31, 2023, we had approximately $11,346,105 in total face value debt, of which approximately $3,023,152 was subject to variable interest rates (excluding debt with interest rate swaps). If benchmark index rates were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $30,232 annually.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Purchase price allocation

Description of the Matter
For the year ended December 31, 2023, the Company completed the acquisition of 771 self-storage properties (“stores”) for a total purchase price of $13.0 billion. As further discussed in Notes 2 and 5 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed, which consisted principally of land and buildings.

Auditing the accounting for the Company’s 2023 acquisitions of stores was subjective because the Company, with the assistance of its external valuation specialist if applicable, had to exercise a high level of management judgment in determining the estimated fair value of acquired land and buildings. Determining the fair value of acquired land was difficult due to the lack of available directly comparable land market information. The estimated fair value of the acquired buildings was based upon the estimated replacement cost, which were calculated by estimating the cost of building similar stores in comparable markets and adjusting those costs for the age, quality, and building characteristics associated with the acquired stores. Determining the fair value of the acquired buildings was challenging due to the judgment utilized by management in determining the significant assumptions utilized in, or the adjustments applied to, the valuation of each building.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired stores, including controls over the review of significant assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land and building assets, including the controls over the review of the valuation models and the underlying significant assumptions used to develop such estimates.

For the 2023 store acquisitions described above, our procedures included, but were not limited to, reading the purchase and sale agreements and other closing documents, evaluating whether the Company had appropriately determined the transaction was an asset acquisition or business combination and performing sensitivity analyses. For certain of these store acquisitions, we also evaluated the methods and significant assumptions used by the Company to determine the fair value of the land and buildings and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Additionally, for certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales and building replacement cost assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Salt Lake City, Utah
February 29, 2024

Extra Space Storage Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets:
Real estate assets, net	$24,555,873	$9,997,978
Real estate assets - operating lease right-of-use assets	227,241	221,725
Investments in unconsolidated real estate entities	1,071,617	582,412
Investments in debt securities and notes receivable	904,769	858,049
Cash and cash equivalents	99,062	92,868
Other assets, net	597,700	414,426
Total assets	$27,456,262	$12,167,458
Liabilities, Noncontrolling Interests and Equity:
Notes payable, net	$1,273,549	$1,288,555
Unsecured term loans, net	2,650,581	2,340,116
Unsecured senior notes, net	6,410,618	2,757,791
Revolving lines of credit	682,000	945,000
Operating lease liabilities	236,515	229,035
Cash distributions in unconsolidated real estate ventures	71,069	67,352
Accounts payable and accrued expenses	334,518	171,680
Other liabilities	383,463	289,655
Total liabilities	12,042,313	8,089,184
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,278,803 and 133,921,020 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,113	1,339
Additional paid-in capital	14,750,388	3,345,332
Accumulated other comprehensive income	17,435	48,798
Accumulated deficit	(379,015)	(135,872)
Total Extra Space Storage Inc. stockholders' equity	14,390,921	3,259,597
Noncontrolling interest represented by Preferred Operating Partnership units, net	222,360	261,502
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	800,668	557,175
Total noncontrolling interests and equity	15,413,949	4,078,274
Total liabilities, noncontrolling interests and equity	$27,456,262	$12,167,458
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Operations
(dollars in thousands, except share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
Property rental	$2,222,578	$1,654,735	$1,340,990
Tenant reinsurance	235,680	185,531	170,108
Management fees and other income	101,986	83,904	66,264
Total revenues	2,560,244	1,924,170	1,577,362
Expenses:
Property operations	612,036	435,342	368,608
Tenant reinsurance	58,874	33,560	29,488
Transaction costs	—	1,548	—
Life Storage Merger transition costs	66,732	—	—
General and administrative	146,408	129,251	102,194
Depreciation and amortization	506,053	288,316	241,879
Total expenses	1,390,103	888,017	742,169
Gain on real estate transactions	—	14,249	140,760
Income from operations	1,170,141	1,050,402	975,953
Interest expense	(419,035)	(219,171)	(166,183)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(18,786)	—	—
Interest income	84,857	69,422	49,703
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	817,177	900,653	859,473
Equity in earnings and dividend income from unconsolidated real estate entities	54,835	41,428	32,358
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	—	—	6,251
Income tax expense	(21,559)	(20,925)	(20,324)
Net income	850,453	921,156	877,758
Net income allocated to Preferred Operating Partnership noncontrolling interests	(9,011)	(17,623)	(14,697)
Net income allocated to Operating Partnership and other noncontrolling interests	(38,244)	(42,845)	(35,412)
Net income attributable to common stockholders	$803,198	$860,688	$827,649
Earnings per common share
Basic	$4.74	$6.41	$6.20
Diluted	$4.74	$6.41	$6.19
Weighted average number of shares
Basic	169,216,989	134,050,815	133,374,938
Diluted	169,220,882	141,681,388	140,016,028
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$850,453	$921,156	$877,758
Other comprehensive income:
Change in fair value of interest rate swaps	(32,752)	96,249	59,325
Total comprehensive income	817,701	1,017,405	937,083
Less: comprehensive income attributable to noncontrolling interests	45,866	65,373	52,887
Comprehensive income attributable to common stockholders	$771,835	$952,032	$884,196
See accompanying notes

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2020	$172,052	$215,892	$401	131,357,961	$1,314	$3,000,458	$(99,093)	$(354,900)	$2,936,124
Issuance of common stock upon the exercise of options	—	—	—	62,322	—	4,572	—	—	4,572
Issuance of common stock in connection with share based compensation	—	—	—	148,228	—	17,303	—	—	17,303
Restricted stock grants cancelled	—	—	—	(12,808)	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	2,185,685	22	273,167	—	—	273,189
Redemption of Operating Partnership units for stock	—	(6,373)	—	165,652	2	6,371	—	—	—
Redemption of Preferred B Units in the Operating Partnership for stock	(2,834)	—	—	15,265	1	2,833	—	—	—
Redemption of Operating Partnership units for cash	—	(173)	—	—	—	(615)	—	—	(788)
Repayment of receivable with Operating Partnership units pledged as collateral	—	411	—	—	—	—	—	—	411
Issuance of Operating Partnership units in conjunction with acquisitions	—	188,319	—	—	—	—	—	—	188,319
Issuance of Preferred D units in the Operating Partnership in conjunction with acquisitions	88,074	—	—	—	—	—	—	—	88,074
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(18,141)	—	—	(18,141)
Noncontrolling interest in consolidated joint venture	—	—	(82)	—	—	—	—	—	(82)
Net income (loss)	14,697	35,414	(2)	—	—	—	—	827,649	877,758
Other comprehensive income	366	2,412	—	—	—	—	56,547	—	59,325
Distributions to Operating Partnership units held by noncontrolling interests	(13,245)	(25,849)	—	—	—	—	—	—	(39,094)
Dividends paid on common stock at $4.50 per share	—	—	—	—	—	—	—	(600,994)	(600,994)
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	204,349	2	21,386	—	—	21,388
Restricted stock grants cancelled	—	—	—	(10,614)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(1,654)	—	—	—	(2,963)	—	—	(4,617)
Redemption of Preferred B Units in the Operating Partnership for cash	(4,500)	—	—	—	—	—	—	—	(4,500)
Issuance of Operating Partnership units in conjunction with business combinations	—	16,000	—	—	—	—	—	—	16,000
Issuance of Operating Partnership units in conjunction with acquisitions	—	125,000	—	—	—	—	—	—	125,000
Issuance of Preferred D units in the Operating Partnership in conjunction with business combinations	6,000	—	—	—	—	—	—	—	6,000
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	2	40,961	—	—	40,963
Repurchase of common stock, net of offering costs	—	—	—	(381,786)	(4)	—	—	(63,004)	(63,008)
Noncontrolling interest in consolidated joint venture	—	—	771	—	—	—	—	—	771
Net income (loss)	17,623	42,853	(8)	—	—	—	—	860,688	921,156
Other comprehensive income	577	4,328	—	—	—	—	91,344	—	96,249
Distributions to Operating Partnership units held by noncontrolling interests	(17,308)	(40,485)	—	—	—	—	—	—	(57,793)
Dividends paid on common stock at $6.00 per share	—	—	—	—	—	—	—	(805,311)	(805,311)
Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274

Extra Space Storage Inc. Consolidated Statements of Stockholders' Equity (amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
				Shares	Par Value
Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	149,995	2	26,636	—	—	26,638
Taxes paid upon net settlement of share based compensation	—	—	—	(8,295)	—	(7,640)	—	—	(7,640)
Restricted stock grants cancelled	—	—	—	(10,084)	—	—	—	—	—
Redemption of Operating Partnership units for stock	—	(225)	—	2,803	—	225	—	—	—
Redemption of Operating Partnership units for cash	—	(89)	—	—	—	(19)	—	—	(108)
Redemption of Preferred A Units in the Operating Partnership for stock and cash	(16,339)	—	—	851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,265)	—	—	154,307	2	22,263	—	—	—
Redemption of Preferred D Units in the Operating Partnership for cash	(377)	—	—	—	—	—	—	—	(377)
Life Storage Merger issuance of common stock and Operating Partnership units	—	249,470	—	76,217,359	762	11,352,576	—	—	11,602,808
Noncontrolling interest in consolidated joint ventures	—	—	7,959	—	—	—	—	—	7,959
Net income (loss)	9,011	38,369	(125)	—	—	—	—	803,198	850,453
Other comprehensive loss	—	(1,389)	—	—	—	—	(31,363)	—	(32,752)
Distributions to Operating Partnership units held by noncontrolling interests	(9,172)	(50,477)	—	—	—	—	—	—	(59,649)
Dividends paid on common stock at $6.48 per share	—	—	—	—	—	—	—	(1,046,341)	(1,046,341)
Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
See accompanying notes

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$850,453	$921,156	$877,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506,053	288,316	241,879
Amortization of deferred financing costs	18,949	8,773	10,587
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	18,786	—	—
Compensation expense related to share-based awards	26,638	21,386	17,303
Accrual of interest income added to principal of debt securities and notes receivable	(37,907)	(38,412)	(34,550)
Gain on real estate transactions	—	(14,249)	(140,760)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	—	—	(6,251)
Distributions from unconsolidated real estate ventures	20,060	13,162	7,035
Changes in operating assets and liabilities:
Other assets	(32,507)	695	(22,022)
Accounts payable and accrued expenses	35,031	29,027	10,951
Other liabilities	(3,082)	8,285	(9,494)
Net cash provided by operating activities	1,402,474	1,238,139	952,436
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(320,711)	(1,291,491)	(1,233,298)
Life Storage Merger, net of cash acquired	(1,182,411)	—	—
Cash paid for business combination	—	(157,302)	—
Development and redevelopment of real estate assets	(100,181)	(62,019)	(56,226)
Proceeds from sale of real estate assets and investments in real estate ventures	2,132	39,367	572,728
Investment in unconsolidated real estate entities	(180,279)	(118,963)	(54,602)
Return of investment in unconsolidated real estate ventures	—	342	31,534
Issuance and purchase of notes receivable	(330,499)	(529,245)	(317,482)
Proceeds from sale of notes receivable	167,495	210,048	172,002
Principal payments received from notes receivable	142,192	283,636	51,463
Purchase of equipment and fixtures	(15,994)	(22,832)	(3,659)
Net cash used in investing activities	(1,818,256)	(1,648,459)	(837,540)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	—	—	273,189
Proceeds from unsecured term loans and senior notes and revolving lines of credit	8,663,003	5,584,111	5,706,981
Principal payments on unsecured term loans and senior notes and revolving lines of credit	(7,088,984)	(4,207,700)	(5,500,290)
Deferred financing costs	(39,418)	(9,321)	(10,698)
Proceeds from principal payments on note receivable collateralized by OP Units	—	—	411
Net proceeds from exercise of stock options	—	—	4,572
Repurchase of common stock	—	(63,008)	—
Redemption of Preferred OP units for cash	(5,377)	(4,500)	—
Redemption of Operating Partnership units for cash	(108)	(4,617)	(788)
Contributions from noncontrolling interests	74	—	—
Distributions to minority investors	(70)	—	—
Dividends paid on common stock	(1,046,341)	(805,311)	(600,994)
Distributions to noncontrolling interests	(59,649)	(57,793)	(39,094)
Net cash provided by (used in) financing activities	423,130	431,861	(166,711)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,348	21,541	(51,815)
Cash, cash equivalents, and restricted cash, beginning of the period	97,735	76,194	128,009
Cash, cash equivalents, and restricted cash, end of the period	$105,083	$97,735	$76,194
Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$92,868	$71,126	$109,124
Restricted cash included in other assets	4,867	5,068	18,885
	$97,735	$76,194	$128,009
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$99,062	$92,868	$71,126
Restricted cash included in other assets	6,021	4,867	5,068
	$105,083	$97,735	$76,194
Supplemental schedule of cash flow information
Interest paid	$338,552	$197,069	$152,170
Income taxes paid	$22,753	$18,957	$26,252
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(116,336)	$—	$(6,373)
Common stock and paid-in capital	16,336	—	6,373
Noncontrolling interests in Operating Partnership Note Receivable Payoff	100,000	—	—

Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$(33,604)	$—	$(2,834)
Additional paid-in capital	33,604	—	2,834
Issuance of OP and Preferred OP units in conjunction with business combination
Preferred OP units issued	$—	$(6,000)	$—
OP units issued	—	(16,000)	—
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$265	$16,298	$6,655
Operating lease liabilities	(265)	(16,298)	(6,655)
Acquisitions of real estate assets
Real estate assets, net	$—	$171,703	$318,036
Value of equity issued	—	(165,965)	(276,393)
Net liabilities assumed	—	—	(20,028)
Investment in unconsolidated real estate ventures	—	1,085	5,383
Finance lease liability	—	(6,823)	(26,998)
Life Storage Merger real estate assets
Real estate assets, net	$13,575,501	$—	$—
Value of common stock issued	(11,353,338)	—	—
Unsecured senior notes	(2,106,866)	—	—
Value of OP units issued	(249,470)	—	—
Net liabilities assumed	(191,077)	—	—
Investment in unconsolidated real estate ventures	325,250	—	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$10,508	$368	$1,323
Accounts payable and accrued expenses	(10,508)	(368)	(1,323)
Establishment of finance lease assets and lease liabilities
Real estate assets, net	$—	$—	$67,992
Other liabilities	—	—	(67,992)

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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2023, the Company had direct and indirect equity interests in 2,377 storage facilities. In addition, the Company managed 1,337 stores for third parties bringing the total number of stores which it owns and/or manages to 3,714. These stores are located in 42 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
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
The Company determined that its operating partnership met the definition of a VIE and is consolidated. Additionally, as of December 31, 2023 the Company determined in addition to its operating partnership that it had one consolidated joint venture VIE, consisting of one store.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$26,183	$—	$26,183	$—
Other liabilities - Cash flow hedge swap agreements	$5,030	$—	$5,030	$—
There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2023. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2023 or 2022.
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
As of December 31, 2023 and 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, revolving lines of credit and other liabilities reflected in the consolidated balance sheets at December 31, 2023 and 2022, approximate fair value.
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
The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$1,886	$1,900	$95,965	$101,900
Fixed rate notes receivable	$—	$—	$5,191	$5,241
Fixed rate debt	$7,482,054	$8,048,605	$4,320,014	$4,762,196
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

Intangible lease rights represent: (1) purchase price amounts allocated to leases on three stores that cannot be classified as ground or building leases; these rights are amortized to expense over the life of the leases and (2) intangibles related to ground leases on nine stores where the leases were assumed by the Company at rates that were lower than the current market rates for similar leases. The values associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.
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
Investments in Unconsolidated Real Estate Entities
Investments in unconsolidated real estate entities and Cash distributions in unconsolidated real estate ventures represent the Company's noncontrolling interest in real estate joint ventures that own stores and the Company's interest in preferred stock of SmartStop Self Storage REIT, Inc. ("SmartStop") and Strategic Storage Trust VI, Inc. ("Strategic Storage"), an affiliate of SmartStop. The Company’s investments in real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements.
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
The Company evaluated its investments in preferred stock of non-public real estate entities and determined it did not have significant influence over the entity, and the investment in preferred stock does not have a readily determinable fair value, therefore it has been recorded at the transaction price. The Company periodically evaluates the investment for impairment. No impairments were recorded during the year ended December 31, 2023.

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
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts up to 10,000 dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2023, the total number of tenant insurance policies was 1.0 million, which was an aggregate coverage of approximately $3.0 billion. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant.
Advertising Costs
The Company incurs advertising costs primarily attributable to digital and other advertising. These costs are expensed as incurred. The Company recognized $32,795, $19,285 and $18,793 in advertising expense for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In order to maintain its qualification as a REIT, among other requirements, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, the Company would be subject to U.S. federal corporate income tax on all of its taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2023, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2023 and 2022, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2023 and 2022, the Company had no interest or penalties related to uncertain tax provisions.
Stock-Based Compensation
The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards granted are valued at fair value and any compensation expense is recognized over the service periods of each award.
Earnings Per Common Share
Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or as if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, convertible debt, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), and Series D Redeemable Preferred Units (“Series D Units”) and together with the Series A Units and Series B Units, the (“Preferred OP Units") and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price of $142.16 for the year ended December 31, 2023.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2023	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	7,970,487	—	—
Series B Units	236,130	187,664	246,618
Series D Units	1,332,049	1,140,513	726,037
	9,538,666	1,328,177	972,655
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2023	2022	2021
Net income attributable to common stockholders	$803,198	$860,688	$827,649
Earnings and dividends allocated to participating securities	(1,230)	(1,201)	(1,183)
Earnings for basic computations	801,968	859,487	826,466
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	—	50,706	43,093
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	(2,288)	(2,288)
Net income for diluted computations	$801,968	$907,905	$867,271

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	169,216,989	134,050,815	133,374,938
OP Units	—	6,749,995	5,752,902
Series A Units	—	875,480	875,480
Shares related to dilutive stock options	3,893	5,098	12,708
Average number of common shares outstanding - diluted	169,220,882	141,681,388	140,016,028
Earnings per common share
Basic	$4.74	$6.41	$6.20
Diluted	$4.74	$6.41	$6.19
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company also elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2023	December 31, 2022
Land	$4,904,705	$2,356,746
Buildings, improvements and other intangibles	21,664,224	9,425,468
Right of use asset - finance lease	143,842	136,259
Intangible assets - tenant relationships	321,019	152,775
Intangible lease rights	27,743	12,943
	27,061,533	12,084,191
Less: accumulated depreciation and amortization	(2,624,405)	(2,138,524)
Net operating real estate assets	24,437,128	9,945,667
Real estate under development/redevelopment	118,745	52,311
Real estate assets, net	$24,555,873	$9,997,978
Real estate assets held for sale included in real estate assets, net	$—	$—
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $59,807, $13,981, and $4,778 for the years ended December 31, 2023, 2022 and 2021, respectively. The remaining balance of the unamortized lease rights will be amortized over the next five to 39 years. Accumulated amortization related to intangibles was 317,511 and 144,144 as of December 31, 2023 and 2022, respectively.

4.     OTHER ASSETS
The components of other assets are summarized as follows:

	December 31, 2023	December 31, 2022
Goodwill	$170,811	$170,811
Receivables, net	134,716	85,937
Prepaid expenses and deposits	85,153	50,318
Other intangible assets, net	66,332	—
Trade name	50,000	—
Fair value of interest rate swaps	26,183	54,839
Equipment and fixtures, net	48,697	42,808
Deferred line of credit financing costs, net	9,787	4,846
Restricted cash	6,021	4,867
	$597,700	$414,426
Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. The Company capitalizes certain costs during the application development stage when developing software for internal use. As of December 31, 2023 and 2022, unamortized software costs were $18,844 and $23,165. During the year ended December 31, 2023 and 2022, the Company recorded amortization expense of $5,377 and $5,147, respectively, relating to capitalized software costs.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.     PROPERTY ACQUISITIONS AND DISPOSITIONS
The Life Storage Merger

On July 20, 2023, the Company closed its merger with Life Storage (the "Life Storage Merger" or "Merger"), which included 757 wholly-owned stores and one consolidated joint venture store. Under the terms of the Life Storage Merger, Life Storage stockholders and holders of units of the Life Storage operating partnership received 0.895 of a share of common stock (or OP Unit, as applicable) of the Company for each issued and outstanding share (or operating partnership unit) of Life Storage they owned for total consideration of $11,602,808, based on the Company's closing share price on July 19, 2023. At closing, the Company retired $1,160,000 in balances on Life Storage's line of credit which included $375,000 that Life Storage used to pay off its private placement notes in connection with the closing of the Life Storage Merger. The Company also paid off $32,000 in secured loans. On July 25, 2023, the Company completed obligor exchange offers and consent solicitations (together the "Exchange Offers") related to Life Storage's various senior notes. Upon the closing of the Exchange Offers, a total of $2,351,100 of Life Storage's senior notes were exchanged for senior notes of the same tenor of Extra Space Storage L.P. The remaining Life Storage senior note balances which were not exchanged total $48,900 and no longer have any financial reporting requirements or covenants.

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

Fair Value Measurement

The estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the closing date of the Life Storage Merger. The methodology used to estimate the fair values to apply purchase accounting and the ongoing financial statement impact, if any, are summarized below:

•Real estate assets – Real estate assets acquired were recorded at fair value using standard valuation methodologies, including the cost and market approaches. The remaining useful lives for real estate assets, excluding land, were reset to 39 years. Tenant relationships for storage leases were recorded at fair value based on estimated costs the Company

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

avoided to replace them. Tenant relationships are amortized to expense over 18 months, which is based on the Company’s historical experience with turnover in its stores.
•Equity investment in joint venture partnerships - Equity investment in joint venture partnerships were recorded at fair value based on a direct capitalization of net operating income.
•Intangible assets - other – Customer relationships relating to tenant reinsurance contracts were recorded at fair value based on the income approach which estimates the potential revenue loss the Company avoided to replace them. These assets are amortized to expense over 36 months, which is based on the Company’s historical experience with average length of stay for tenants.
•Trade name – Trade names were recorded at fair value based on royalty payments avoided had the trade name been owned by a third party. This is determined using market royalty rates and a discounted cash flow analysis under the relief-from-royalty method. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. The trade name is an indefinite lived asset and as such is not amortized.
•Unsecured senior notes – Unsecured senior notes were recorded at fair value using readily available market data. The below-market value of debt is recorded as a debt discount and reported as a reduction of the unsecured senior notes balance on the condensed consolidated balance sheets. The discount is amortized using effective interest method as an increase to interest expense over the remaining terms of the unsecured senior notes.
•Other assets and liabilities – the carrying values of cash, accounts receivable, prepaids and other assets, accounts payable, accrued expenses and other liabilities represented the fair values.

	December 31, 2023		Three Months Ended December 31, 2023	For the Year Ended December 31, 2023
Intangible Assets:	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Amortization Expense
Trade name	$50,000	$—	$—	$—
Intangible assets - other	82,000	15,695	9,417	15,695
	132,000	15,695	9,417	15,695

	Estimated Aggregate Amortization Expense
Intangible Assets:	2024	2025	2026
Trade name	$—	$—	$—
Intangible assets - other	23,375	19,833	11,569
	$23,375	$19,833	$11,569
Store Acquisition

The following table shows the Company’s acquisitions of stores for the years ended December 31, 2023 and 2022. The table excludes purchases of raw land and improvements made to existing assets.

		Consideration Paid							Total
Period	Number of Stores	Total	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Total 2023	14	$147,729	$135,577	$12,000	$—	$—	$152	$—	$147,729
Total 2022	153	$1,366,348	$1,193,261	$—	$6,823	$1,085	$(786)	$165,965	$1,366,348

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
Store Dispositions

The Company disposed of one store on May 18, 2022 and one on June 21, 2022, for a total cash consideration of approximately $38.7 million, resulting in a gain of approximately $14.2 million. Both had been classified as held for sale.

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
6.     INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and Cash distributions in unconsolidated real estate ventures represent the Company's interest in preferred stock of SmartStop and Strategic Storage, an affiliate of SmartStop, and the Company's noncontrolling interest in real estate joint ventures that own stores. The Company accounts for its investments in SmartStop and Strategic Storage preferred stock, which do not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Net Investments in unconsolidated real estate entities and Cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	December 31,
				2023	2022
PRISA Self Storage LLC	85	4%	4%	$9,435	$8,596
HF1 Sovran HHF Storage Holdings LLC	37	20%	20%	105,339	—
Storage Portfolio II JV LLC	36	10%	30%	(8,314)	(7,200)
Storage Portfolio IV JV LLC	32	10%	30%	48,184	49,139
Storage Portfolio I LLC	24	34%	49%	(42,487)	(41,372)
PR II EXR JV LLC	23	25%	25%	108,160	110,172
HF2 Sovran HHF Storage Holdings II LLC	22	15%	15%	41,613	—
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	26,051	—
HF6 191 V Life Storage Holdings LLC	17	20%	20%	12,702	—
ESS-CA TIVS JV LP	16	55%	55%-65%	29,128	30,778
VRS Self Storage, LLC	16	45%	54%	(16,386)	(15,399)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	20,019	—
Other unconsolidated real estate ventures	131	10%-50%	10%-50%	317,104	180,346
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Strategic Storage Trust VI, Inc. Preferred Stock (3)	n/a	n/a	n/a	150,000	—
Net Investments in and Cash distributions in unconsolidated real estate entities	472			$1,000,548	$515,060
(1)Includes pro-rata equity ownership share and promoted interest.
(2)In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop with a dividend rate of 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.
(3)In May 2023, the Company invested $150,000 in shares of convertible preferred stock of Strategic Storage with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control or initial listing of Strategic Storage. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.
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
In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2023, there were no previously unconsolidated entities that were required to be consolidated as a result of this review.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company entered into 17 new unconsolidated real estate joint ventures (including 16 from the Life Storage Merger), which added a total of 146 stores and a total investment of $305,921 to the Company's portfolio during the year ended December 31, 2023. Additionally, the Company's existing joint ventures added nine stores for a total investment of $27,583 during the year ended December 31, 2023. The Company accounts for its investment in these ventures under the equity method of accounting.
Equity in earnings and dividend income from unconsolidated real estate entities consists of the following:

	For the Year Ended December 31,
	2023	2022	2021
Equity in earnings of PRISA Self Storage LLC	$3,320	$3,272	$2,719
Equity in earnings of HF1 Sovran HHF Storage Holdings LLC (1)	1,553	—	—
Equity in earnings of Storage Portfolio II JV LLC	3,094	3,398	1,802
Equity in earnings of Storage Portfolio IV JV LLC	1,319	917	112
Equity in earnings of Storage Portfolio I LLC	5,182	4,684	2,833
Equity in earnings of PR II EXR JV LLC	2,227	1,229	(8)
Equity in earnings of HF2 Sovran HHF Storage Holdings II LLC (1)	691	—	—
Equity in earnings of HF5 Life Storage-HIERS Storage LLC (1)	377	—	—
Equity in earnings of HF6 191 V Life Storage Holdings LLC (1)	(735)	—	—
Equity in earnings of ESS-CA TIVS JV LP	3,873	2,753	1,274
Equity in earnings of VRS Self Storage, LLC	5,253	5,401	4,352
Equity in earnings of HF10 Life Storage HHF Wasatch Holdings LLC (1)	40	—	—
Equity in earnings of other minority owned stores (1)	7,740	7,265	6,774
Dividend income from SmartStop preferred stock	12,500	12,509	12,500
Dividend income from Strategic Storage preferred stock	8,401	—	—
	$54,835	$41,428	$32,358
(1)The earnings of the 16 joint ventures from the Life Storage Merger are from the close of acquisition on July 20, 2023.
Equity in earnings of certain of our joint ventures includes the amortization of the Company’s excess purchase price of $60,253 of these equity investments over its original basis. The excess basis is amortized over 39 years.
The Company provides management services to joint ventures for a fee. Management fee revenues for affiliated real estate joint ventures for the years ended December 31, 2023, 2022 and 2021 were $31,755, $24,389 and $17,619, respectively.
7.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	December 31, 2023	December 31, 2022
Debt securities - Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	594,727	491,879
Dividends and Interest Receivable	10,042	66,170
	$904,769	$858,049
In November 2020, the Company invested $300,000 in the preferred stock of JCAP in connection with the acquisition of JCAP by affiliates of NexPoint. This investment consisted of 200,000 Series A Preferred Shares valued at a total of $200,000, and 100,000 Series B Preferred Shares valued at a total of $100,000. In December 2022, the Company completed a modification with Nexpoint Storage Partners (as successor in interest to JCAP) that exchanged the Series A and B Preferred Shares for 300,000 Series D Preferred Shares, valued at a total of $300,000. The JCAP Series D preferred stock is mandatorily

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

redeemable after six years from the modification in December 2022, with two one-year extension options. NexPoint may redeem the Preferred Shares at any time, subject to certain prepayment penalties. The Company accounts for the JCAP preferred stock as a held to maturity debt security at amortized cost and evaluates whether the fair value is below the amortized cost basis at each reporting period. The Series D Preferred Shares have initial dividend rates of 8.5%. If the investment is not retired after six years, the preferred dividends increase annually.
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
The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties, and unsecured mezzanine loans receivable. As of December 31, 2023, 70% of the notes held are mortgage receivables. The Company intends to sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. During the year ended December 31, 2023, the Company sold a total principal amount of $167,495 of its mortgage bridge loans receivable to third parties for a total of $167,495 in cash, closed on $283,039 in initial loan draws, and recorded $27,366 of draws from interest holdbacks.
The bridge loans typically have a loan to value ratio between 70% and 80%. None of the debt securities or notes receivable are in past-due or nonaccrual status and the allowance for potential credit losses is immaterial.
8.     DEBT
The components of term debt are summarized as follows:

Term Debt	December 31, 2023	December 31, 2022	Fixed Rate	Variable Rate (2)	Maturity Dates
Secured fixed-rate (1)	$401,319	$521,820	2.67% - 4.62%		April 2025 - February 2030
Secured variable-rate (1)	877,786	772,604		6.35% - 6.88%	November 2024 - September 2030
Unsecured fixed-rate	7,921,633	4,240,376	2.08% - 5.90%		January 2025 - March 2032
Unsecured variable-rate	1,463,367	884,624		6.30% - 6.63%	June 2024 - July 2029
Total	10,664,105	6,419,424
Less: Discount on unsecured senior notes (3)	(274,350)	—
Less: Unamortized debt issuance costs	(55,007)	(32,962)
Total	$10,334,748	$6,386,462

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Basis rates include Term SOFR and Daily Simple SOFR
(3) Unsecured senior notes from the Life Storage Merger were recorded at fair value, resulting in a discount to be amortized over the term of the debt.

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at December 31, 2023:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

2024	648,250
2025	1,123,120
2026	1,409,581
2027	1,316,907
2028	1,029,000
2029	1,542,759
2030	1,344,488
2031	1,650,000
2032	600,000
Total	$10,664,105

On June 22, 2023, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") which increased the commitment of the revolving credit facility to $1,940,000, and later to $2,000,000 with an Increasing Lender Supplement entered into in August 2023, and extended its maturity to June 2027. In connection with entering into the Credit Agreement, the Company paid off Tranche 5 and added the Tranche 8 term loan, maturing June 2024, which allowed the Company to draw up to $1,000,000 in connection with the Life Storage Merger. Tranche 8 was fully drawn on July 20, 2023, in connection with the closing of the Life Storage Merger, paid down to $400,000 in December 2023, and fully paid off in January 2024.

Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of December 31, 2023, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Adjusted Term or Daily Simple SOFR plus the applicable margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 2.2% per annum and the applicable base rate margin ranging from 0.00% to 1.20% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of December 31, 2023, the Company was in compliance with all of its financial covenants.

All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of December 31, 2023
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$40,000	$140,000	6.7%	7/1/2026	SOFR plus 1.35%
Credit Line 2 (3)(4)	642,000	2,000,000	6.3%	6/22/2027	ASOFR plus 0.775%
	$682,000	$2,140,000

(1) Daily Simple SOFR
(2) Secured by mortgages on certain real estate assets. On January 13, 2023 the maturity date was extended to July 1, 2026 with one extension of one year available.
(3) Unsecured. On June 22, 2023, the maturity date was extended to June 22, 2027 with two six-month extensions available. On August 11, 2023, the capacity was increased by $60 million.
(4) Basis Rate as of December 31, 2023. Rate is subject to change based on the Company's investment grade rating.
As of December 31, 2023, the Company’s percentage of fixed-rate debt to total debt was 73.4%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 3.9% and 6.6%, respectively. The combined weighted average interest rate was 4.6%.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2023, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2024, the Company estimates that $19,010 will be reclassified as a decrease to interest expense.
The following table summarizes the terms of the Company’s 15 active and four forward-starting derivative financial instruments, which have a total combined current notional amount of $1,448,566 as of December 31, 2023:

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$32,000 - $245,000	0.96% - 4.33%	6/27/2018 - 7/14/2025	1/29/2024 - 2/1/2028

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	December 31, 2023	December 31, 2022
Other assets	$26,183	$54,839
Other liabilities	$5,030	$73
Effect of Derivative Instruments
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Year Ended December 31,
Type	2023	2022		2023	2022	2021
Swap Agreements	$8,730	$88,372	Interest expense	$41,541	$(7,877)	$(35,764)

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
As of December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,082. As of December 31, 2023, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2023, it could have been required to cash settle its obligations under these agreements at their termination value of $5,082.
10.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2023, 211,278,803 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company.

During the year ended December 31, 2023, the Company sold no shares of common stock.

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

On August 9, 2021, the Company filed its $800,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with ten sales agents. No shares have been sold under the current "at the market" equity program. From January 1, 2021, through August 8, 2021, the Company sold 585,685 shares of common stock under its prior "at the market" equity program at an average sales price of $115.90 per share resulting in net proceeds of 66,617.

On March 23, 2021, the Company sold 1,600,000 shares of its common stock in a registered offering structured as a bought deal at a price of $129.13 per share resulting in net proceeds of 206,572.

On November 13, 2023, the Company's board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2023, no shares were repurchased. As of December 31, 2023, the Company had remaining authorization to repurchase shares with an aggregate value up to $500,000.

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

At December 31, 2023 and 2022, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. As of December 31, 2023 and 2022, noncontrolling interests in Preferred OP Units were presented net of notes receivable from Preferred Operating Partnership unit holders of $100,000 as of December 31, 2023 and 2022, respectively, as more fully described below. The balances for each of the specific preferred OP units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	December 31, 2023	December 31, 2022
Series A Units	$—	$16,498
Series B Units	33,567	33,568
Series D Units	188,793	211,436
	$222,360	$261,502
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
On January 25, 2023, the redemption obligation for all outstanding Series A Units was satisfied in $5,000 cash and 851,698 shares of its common stock, which was net of the noncash settlement of the $100,000 loan. As a result of this redemption, no Series A Units were outstanding as of December 31, 2023.

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
The Series B Units were issued in 2013 and 2014, have been redeemed at various times, and have a liquidation value of $25.00 per unit for a current fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at December 31, 2023. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash or shares of its common stock.
Series C Convertible Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of December 31, 2023 and December 31, 2022, there were no outstanding Series C Units.
Series D Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interest of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a current fixed liquidation value of $188,793 which represents 7,551,735 Series D Units outstanding at December 31, 2023. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for common OP Units until the tenth anniversary of the date of issuance, with the number of common OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
In January 2023, 890,594 Series D units were redeemed for 154,307 shares of common stock. In November 2023, 15,093 Series D units were redeemed for cash of $377.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

12.     NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.2% majority ownership interest in the Operating Partnership as of December 31, 2023. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.8% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2023 and 2022, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of notes receivable of $1,900 and $1,900, respectively, because the borrowers under the loan receivable are also holders of OP Units (Note 12). This loan receivable bears interest at 5.0% per annum and matures on December 15, 2024.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership agreement. As of December 31, 2023, the ten-day average closing stock price was $156.68 and there were 8,885,594 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2023 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,392,195 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Year Ended December 31,
	2023	2022	2021
OP Units redeemed for common stock	2,803	—	165,652
OP Units redeemed for cash	1,000	24,824	4,500
Cash paid for OP Units redeemed	$108	$4,617	$788
OP Units issued in conjunction with business combination and acquisitions	1,674,748	711,037	897,803
Value of OP Units issued in conjunction with business combination and acquisitions	$249,470	$141,000	$188,319
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in nine consolidated joint ventures as of December 31, 2023. These joint ventures have ownership in 12 stores; two are operating and the remaining are under development. The voting interests of the partners are 31% or less.

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
During the year ended December 31, 2023, the Company recorded no new finance lease right-of-use assets and finance lease liabilities.
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:
•Leases of real estate at 65 stores classified as wholly-owned or in consolidated joint ventures. These leases generally have original lease terms between 10-99 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.
•Leases of its corporate offices and call center. These leases have original lease terms between five and 14 years, with no extension options. In 2021 the Company modified and extended the lease of its corporate offices to add additional space and extend the lease until 2034.
•Leases of 18 regional offices. These leases have original lease terms between three and five years. The Company has the option on certain of these leases to extend the lease term for up to three additional years.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Following is information on our total lease costs as of the period indicated:

	For the Year Ended December 31,
	2023	2022
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,961	$3,751
Interest expense related to finance lease liabilities	4,483	4,018
Operating lease cost	35,783	32,182
Variable lease cost	11,632	11,287
Short-term lease cost	24	32
Total lease cost	$55,883	$51,270

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$4,483	$4,018
Operating cash outflows for operating lease payments	29,234	25,384
Total cash flows for lease liability measurement	$33,717	$29,402

Right-of-use assets obtained in exchange for new operating lease liabilities	$265	$16,298
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$6,823

Weighted average remaining lease term - finance leases (years)	54.00	54.16
Weighted average remaining lease term - operating leases (years)	18.68	20.03
Weighted average discount rate - finance leases	3.31%	3.31%
Weighted average discount rate - operating leases	3.91%	3.65%

The following table presents information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2024	$34,983	$6,542	$41,525
2025	34,919	6,572	41,491
2026	35,245	6,715	41,960
2027	35,635	6,842	42,477
2028	36,194	6,953	43,147
Thereafter	131,194	353,983	485,177
Total	$308,170	$387,607	$695,777
Present value adjustments	(71,655)	(244,004)	(315,659)
Lease liabilities	$236,515	$143,603	$380,118

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
14.     STOCK-BASED COMPENSATION

As of December 31, 2023, 477,624 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).
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
Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2022
Outstanding at December 31, 2020	71,594	$74.54
Exercised	(62,322)	73.36
Outstanding at December 31, 2021	9,272	$82.47
Exercised	—	—
Outstanding at December 31, 2022	9,272	82.47
Exercised	—	—
Outstanding at December 31, 2023	9,272	$82.47	1.98	$1,338

Vested	9,272	$82.47	1.98	$1,338
Ending Exercisable	9,272	$82.47	1.98	$1,338

The aggregate intrinsic value in the table above represents the total value (the difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The amount of

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $0, $0 and $3,925, respectively.
There have been no options granted since 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the estimated life of the option. The Company uses actual historical data to calculate the expected price volatility, dividend yield and average expected term. The forfeiture rate, which is estimated at a weighted-average of 4.6% of unvested options outstanding as of December 31, 2023, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates.
A summary of stock options outstanding and exercisable as of December 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$65.36 - $65.36	1,582	1.15	$65.36	1,582	$65.36
$85.99 - $85.99	7,690	2.15	85.99	7,690	85.99
The Company recorded no compensation expense relating to outstanding options in general and administrative expense for the years ended December 31, 2023, 2022 and 2021. Net proceeds received for the years ended December 31, 2023, 2022 and 2021, related to option exercises was $0, $0 and $4,572, respectively. At December 31, 2023, there was no unrecognized compensation expense related to non-vested stock options under the Plan.

Common Stock Granted to Employees and Directors
The Company recorded $14,205, $12,086 and $9,260 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2023, 2022 and 2021, respectively. The forfeiture rate, which is estimated at a weighted-average of 10.0% of unvested awards outstanding as of December 31, 2023, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2023 there was $20,222 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.09 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

A summary of the Company’s employee and director share grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2020	209,032	$95.86
Granted	99,802	132.75
Released	(96,248)	91.65
Cancelled	(12,808)	113.89
Unreleased at December 31, 2021	199,778	$115.16
Granted	105,677	201.12
Released	(86,781)	112.31
Cancelled	(10,614)	147.03
Unreleased at December 31, 2022	208,060	$158.38
Granted	98,263	158.04
Released	(90,662)	147.21
Cancelled	(10,084)	165.36
Unreleased at December 31, 2023	205,577	$162.81

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

Performance-Based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	123,311	$104.25
Granted	40,832	138.04
Released	(28,735)	$117.19
Unvested at December 31, 2021	135,408	$111.69
Granted	61,085	223.96
Released	(49,334)	$194.21
Unvested at December 31, 2022	147,159	$130.63
Granted	86,795	207.28
Released	(45,242)	$162.18
Unvested at December 31, 2023	188,712	$158.32

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The Company recorded $12,433, $9,299 and $8,043 of expense in general and administrative expense in its statement of operations related to PSUs granted to employees for the years ended December 31, 2023, 2022 and 2021, respectively. The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company's common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using the following assumptions:

	For the Year Ended December 31,
	2023	2022	2021
Intrinsic value	$30,256	$21,659	$30,701
Risk-free rate	4.6%	1.8%	0.22%
Volatility	29.3%	29.3%	28.5%
Expected term (in years)	2.8	2.9	2.9
Dividend yield	—%	—%	—%
Unrecognized compensation cost	$18,798	$13,241	$8,859
Term over which compensation cost recognized (in years)	3	3	3
Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are released, so a dividend yield of zero was used. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2023 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
15.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2023, 2022 and 2021, the Company made matching contributions to the plan of $6,576, $5,169, and $4,239 respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”). The provisions include the new Corporate Alternative Minimum Tax (“CAMT”), an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, and all of these provisions were effective for tax year 2023. The Company has evaluated the impact of these provisions and does not expect the enactment of these provisions to have a material impact on the Company's consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The income tax provision for the years ended December 31, 2023, 2022 and 2021, is comprised of the following components:

	For the Year Ended December 31, 2023
	Federal	State	Total
Current expense	$26,516	$6,035	$32,551
Tax credits/true-up	(7,742)	—	(7,742)
Change in deferred expense/(benefit)	(4,151)	901	(3,250)
Total tax expense	$14,623	$6,936	$21,559

	For the Year Ended December 31, 2022
	Federal	State	Total
Current expense	$20,592	$4,546	$25,138
Tax credits/true-up	(6,071)	31	(6,040)
Change in deferred expense	1,909	(82)	1,827
Total tax expense	$16,430	$4,495	$20,925

	For the Year Ended December 31, 2021
	Federal	State	Total
Current expense	$21,017	$3,520	$24,537
Tax credits/true-up	(4,979)	(138)	(5,117)
Change in deferred benefit	818	86	904
Total tax expense	$16,856	$3,468	$20,324
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2023		2022		2021
Expected tax at statutory rate	$183,111	21.0%	$197,887	21.0%	$188,600	21.0%
Non-taxable REIT income	(161,316)	(18.5)%	(172,966)	(18.4)%	(166,137)	(18.5)%
State and local tax expense - net of federal benefit	8,779	1.0%	4,160	0.4%	3,259	0.4%
Change in valuation allowance	(1,148)	(0.1)%	(1,093)	(0.1)%	(1,061)	(0.1)%
Tax credits/true-up	(7,742)	(0.9)%	(6,040)	(0.6)%	(5,117)	(0.6)%
Miscellaneous	(125)	—%	(1,023)	(0.1)%	780	0.1%
Total provision	$21,559	2.5%	$20,925	2.2%	$20,324	2.3%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Fixed assets	$(36,572)	$(32,551)
Operating and Finance lease right-of-use assets	(6,831)	(6,610)
Other	(37)	(48)
State deferred taxes	(4,564)	(3,607)
Captive insurance subsidiary	(10,760)	—
Total deferred tax liabilities	(58,764)	(42,816)

Deferred tax assets:
Captive insurance subsidiary	509	335
Accrued liabilities	3,015	2,541
Stock compensation	3,961	3,467
Operating and Finance lease liabilities	9,013	8,418
Other	502	48
State deferred taxes	2,581	5,232
Total deferred tax assets	19,581	20,041

Valuation allowance	—	(1,148)

Net deferred income tax liabilities	$(39,183)	$(23,923)
The state income tax net operating losses expire between 2024 and 2043. The valuation allowance associated with the state income tax net operating losses was released in 2023. The tax years 2019 through 2022 remain open related to the state returns, and 2020 through 2022 for the federal returns.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2023	2022	2021
Revenues:
Self-Storage Operations	$2,222,578	$1,654,735	$1,340,990
Tenant Reinsurance	235,680	185,531	170,108
Total segment revenues	$2,458,258	$1,840,266	$1,511,098

Operating expenses:
Self-Storage Operations	$612,036	$435,342	$368,608
Tenant Reinsurance	58,874	33,560	29,488
Total segment operating expenses	$670,910	$468,902	$398,096

Net operating income:
Self-Storage Operations	$1,610,542	$1,219,393	$972,382
Tenant Reinsurance	176,806	151,971	140,620
Total segment net operating income:	$1,787,348	$1,371,364	$1,113,002

Total segment net operating income	$1,787,348	$1,371,364	$1,113,002
Other components of net income:
Property management fees and other income	101,986	83,904	66,264
Transaction costs	—	(1,548)	—
Life Storage Merger transition costs	(66,732)	—	—
General and administrative expense	(146,408)	(129,251)	(102,194)
Depreciation and amortization expense	(506,053)	(288,316)	(241,879)
Gain on real estate transactions	—	14,249	140,760
Interest expense	(419,035)	(219,171)	(166,183)
Non-cash interest expense related to amortization of discount on equity component of exchangeable senior notes	(18,786)	—	—
Interest income	84,857	69,422	49,703
Equity in earnings and dividend income from unconsolidated real estate entities	54,835	41,428	32,358
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	—	—	6,251
Income tax expense	(21,559)	(20,925)	(20,324)
Net income	$850,453	$921,156	$877,758

18.     COMMITMENTS AND CONTINGENCIES
As of December 31, 2023, the Company was under agreement to acquire 8 stores at a total purchase price of $73,811. Eight stores are scheduled to close in 2024 and none are scheduled to close in 2025. Additionally, the Company is under agreement to acquire two stores in 2024 with joint venture partners, for a total investment of $2,764.
The Company is involved in various legal proceedings and is subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. As of December 31, 2023, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
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

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
As of December 31, 2023

				Building and Improvements Initial Cost	Adjustments and Costs to Land and Building Subsequent to Acquisition	Gross carrying amount at December 31, 2023
Self - Storage Facilities by State:	Store Count		Land Initial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	37	$5,686	$52,358	$380,499	$5,593	$52,356	$386,094	$438,450	$18,152
AZ	46	22,349	135,775	523,811	14,566	135,774	538,378	674,152	44,843
CA	218	328,992	921,260	2,322,145	250,704	919,806	2,574,302	3,494,108	436,926
CO	27	26,374	49,985	192,497	20,004	50,703	211,783	262,486	33,009
CT	23	6,399	43,453	373,628	6,530	43,452	380,158	423,610	18,276
FL	245	167,386	672,426	2,894,604	122,780	674,576	3,015,234	3,689,810	239,687
GA	119	78,837	303,954	1,179,911	47,713	303,941	1,227,636	1,531,577	123,363
HI	14	—	29,836	160,978	22,962	29,836	183,939	213,775	43,351
ID	2	—	4,047	25,235	59	4,047	25,294	29,341	812
IL	105	16,231	210,472	1,107,463	43,952	209,924	1,151,964	1,361,888	82,109
IN	91	—	64,531	494,467	14,626	64,875	524,169	589,044	34,445
KS	1	—	366	1,897	1,150	366	3,047	3,413	1,555
KY	15	30,470	10,026	88,389	21,129	10,799	108,745	119,544	21,462
LA	10	—	16,673	126,604	5,591	16,674	132,194	148,868	8,844
MA	64	39,808	120,291	534,152	65,286	120,472	599,257	719,729	123,019
MD	44	74,081	157,195	450,952	36,025	156,605	487,567	644,172	111,043
ME	5	—	2,352	86,339	195	2,352	86,534	88,886	926
MI	8	4,301	10,900	63,388	6,630	10,900	70,018	80,918	13,061
MN	8	—	14,925	104,513	6,940	14,925	111,453	126,378	10,240
MO	28	—	31,800	347,070	8,250	31,758	355,362	387,120	13,743
MS	7	—	9,053	82,098	1,977	9,052	84,076	93,128	5,559
NC	52	—	93,492	557,728	14,431	93,489	572,161	665,650	32,134
NH	17	—	50,952	195,719	1,735	51,015	197,391	248,406	5,097
NJ	88	99,207	308,001	1,071,004	70,630	313,354	1,136,281	1,449,635	209,349
NM	11	25,153	31,826	68,779	6,909	31,826	75,689	107,515	17,000
NV	33	30,458	97,497	469,028	9,504	97,497	478,532	576,029	23,846
NY	79	12,895	340,256	1,195,359	66,207	340,991	1,260,831	1,601,822	105,190
OH	50	10,140	71,460	388,236	13,917	71,459	402,154	473,613	24,721
OK	4	—	3,917	28,534	159	3,917	28,693	32,610	429
OR	8	23,904	15,066	68,044	2,938	15,066	70,982	86,048	14,126
PA	31	10,635	57,671	356,325	29,609	56,997	386,607	443,604	46,425
RI	6	3,712	6,132	55,033	1,793	6,131	56,827	62,958	4,517
SC	40	27,701	65,032	385,333	13,408	65,036	398,737	463,773	41,190
TN	29	44,491	50,603	252,731	15,296	50,603	268,027	318,630	36,356
TX	241	104,794	534,804	2,603,707	97,822	534,655	2,701,678	3,236,333	212,009
UT	10	16,265	9,008	39,295	9,775	9,008	49,070	58,078	15,445
VA	73	56,422	198,998	842,848	37,952	198,998	880,800	1,079,798	127,878
WA	14	4,874	51,011	147,943	13,780	51,013	161,720	212,733	19,542
WI	1	—	1,076	16,054	70	1,076	16,123	17,199	173
DC	1	7,540	14,394	18,172	634	14,394	18,806	33,200	3,904
Other corporate assets		—	—	—	245,910	—	245,910	245,910	92,553
Intangible tenant relationships and lease rights		—	—	348,762	—	—	348,762	348,762	204,135
Construction in Progress/Undeveloped Land		—	22,985	2,779	124,265	34,987	118,745	153,732	—
Right of use asset - finance lease		—	—	—	143,841	—	143,843	143,843	3,960
Totals (1)	1,905	$1,279,105	$4,885,859	$20,652,053	$1,623,247	$4,904,705	$22,275,573	$27,180,278	$2,624,404

(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Operating facilities
Balance at beginning of year	$12,084,025	$10,643,722	$9,507,788
Acquisitions	14,715,285	1,390,463	1,500,703
Improvements	175,932	95,282	80,131
Transfers from construction in progress	87,485	70,565	62,462
Dispositions and other	(1,194)	(116,007)	(507,362)
Balance at end of year	$27,061,533	$12,084,025	$10,643,722
Accumulated depreciation:
Balance at beginning of year	$2,138,395	$1,868,321	$1,681,429
Depreciation expense	486,010	276,155	230,445
Dispositions and other	—	(6,081)	(43,553)
Balance at end of year	$2,624,405	$2,138,395	$1,868,321
Real estate under development/redevelopment:
Balance at beginning of year	$52,348	$59,248	$67,443
Current development	153,920	63,597	54,267
Transfers to operating facilities	(87,523)	(70,565)	(62,462)
Dispositions and other	—	68	—
Balance at end of year	$118,745	$52,348	$59,248
Net non-lease real estate assets	$24,555,873	$9,997,978	$8,834,649
(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.
As of December 31, 2023, the aggregate cost of real estate for U.S. federal income tax purposes was $17,961,173.

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
(ii)Internal Control over Financial Reporting

1.Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
February 29, 2024

(c)Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
On December 18, 2023, Joseph D. Margolis, our Chief Executive Officer and Director, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on February 24, 2023, for the sale of up to 20,000 shares of our common stock until January 3, 2024.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Officers,” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2023.
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
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2023.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2023.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Review and Approval of Related Party Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2023.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of the Engagement of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2023” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2023.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report:
(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.
(3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	July 20, 2023	2.2
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2
4.6	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.7	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
4.8	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.9	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.10	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.11	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.12	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.13	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
4.14	Eleventh Supplemental Indenture, dated as of December 1, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	December 1, 2023	4.2
4.15	Twelfth Supplemental Indenture, dated as of January 19, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	January 19, 2024	4.2
4.16	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.17	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
10.1	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.	S-11/A	July 26, 2004	10.14
10.2	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein.	8-K	June 24, 2005	10.2
10.3	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	8-K	June 26, 2007	10.2
10.4	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	8-K	June 26, 2007	10.3
10.5	Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC.	8-K	April 16, 2012	10.1
10.6	Letter Agreement, dated as of November 22, 2013, amending the Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space, and the Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	10-Q	May 8, 2014	10.1
10.7	Letter Agreement, dated April 18, 2017, amending the Promissory Note and Waiving a Portion of the Series A Preferred Priority Return, among Extra Space Storage LP, ESS Holdings Business Trust I, H. James Knuppe and Barbara Knuppe.	10-Q	May 5, 2017	10.1
10.8*	Extra Space Storage Inc. Executive Change in Control Plan.	8-K	August 31, 2010	10.1
10.9*	2015 Incentive Award Plan	DEFA14A	April 14, 2015	Definitive Proxy Statement
10.10*	Form of 2015 Incentive Award Plan Performance Stock Award Agreement	10-K	February 26, 2020	10.13
10.11*	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008	DEFA14A	April 14, 2008	Definitive Proxy Statement
10.12*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements.	10-K	February 26, 2010	10.11
10.13*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement.	10-Q	November 7, 2007	10.2
10.14*	Policy for the Recovery of Erroneously Awarded Compensation				X
10.15	Third Amended and Restated Credit Agreement, dated as of June 22, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents and lead arrangers and book runners, and certain lenders party thereto.	8-K	June 27, 2023	10.1
21.1	Subsidiaries of the Company				X
22.1	Issuer and Guarantors of Guaranteed Securities				X
23.1	Consent of Ernst & Young LLP				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.
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

EXTRA SPACE STORAGE INC.
Date: February 29, 2024	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2024	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2024	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2024	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President, Accounting and Finance (Principal Accounting Officer)

Date: February 29, 2024	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman of the Board

Date: February 29, 2024	By:	/s/ MARK BARBERIO
Mark Barberio Director

Date: February 29, 2024	By:	/s/ JENNIFER BLOUIN
Jennifer Blouin Director

Date: February 29, 2024	By:	/s/ JOSEPH J. BONNER
Joseph J. Bonner Director

Date: February 29, 2024	By:	/s/ GARY CRITTENDEN
Gary Crittenden Director

Date: February 29, 2024	By:	/s/ SUSAN HARNETT
Susan Harnett Director

Date: February 29, 2024	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 29, 2024	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 29, 2024	By:	/s/ ROGER B. PORTER
Roger B. Porter Director

Date: February 29, 2024	By:	/s/ JULIA VANDER PLOEG
Julia Vander Ploeg Director

Date: February 29, 2024	By:	/s/ JOSEPH V. SAFFIRE
Joseph V. Saffire Director

Date: February 29, 2024	By:	/s/ JEFFERSON S. SHREVE
Jefferson S. Shreve Director