Form 10-Q
period 2024-03-31
Extra Space Storage Inc.
filed 2024-05-03
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2024, was 211,725,246.

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
•the risk that Life Storage’s business will not be fully integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;
•the uncertainty of expected future financial performance and results of the combined company following completion of the Life Storage merger;
•failure to close pending acquisitions and developments on expected terms, or at all;
•the effect of competition from new and existing stores or other storage alternatives, including increased or unanticipated competition for our properties, which could cause rents and occupancy rates to decline;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate assets, net	$24,494,676	$24,555,873
Real estate assets - operating lease right-of-use assets	222,940	227,241
Investments in unconsolidated real estate entities	1,066,032	1,071,617
Investments in debt securities and notes receivable	1,058,506	904,769
Cash and cash equivalents	50,816	99,062
Other assets, net	587,150	597,700
Total assets	$27,480,120	$27,456,262
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,269,752	$1,273,549
Unsecured term loans, net	2,251,714	2,650,581
Unsecured senior notes, net	7,016,085	6,410,618
Revolving lines of credit	620,000	682,000
Operating lease liabilities	232,682	236,515
Cash distributions in unconsolidated real estate ventures	71,988	71,069
Accounts payable and accrued expenses	338,027	334,518
Other liabilities	390,894	383,463
Total liabilities	12,191,142	12,042,313
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,658,812 and 211,278,803 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,117	2,113
Additional paid-in capital	14,776,888	14,750,388
Accumulated other comprehensive income	28,191	17,435
Accumulated deficit	(510,150)	(379,015)
Total Extra Space Storage Inc. stockholders' equity	14,297,046	14,390,921
Noncontrolling interest represented by Preferred Operating Partnership units, net	218,824	222,360
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	773,108	800,668
Total noncontrolling interests and equity	15,288,978	15,413,949
Total liabilities, noncontrolling interests and equity	$27,480,120	$27,456,262

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Property rental	$688,044	$433,962
Tenant reinsurance	81,347	47,704
Management fees and other income	30,148	21,384
Total revenues	799,539	503,050
Expenses:
Property operations	204,518	117,166
Tenant reinsurance	18,505	9,089
General and administrative	43,722	34,763
Depreciation and amortization	196,966	78,490
Total expenses	463,711	239,508
Income from operations	335,828	263,542
Interest expense	(132,887)	(80,099)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(10,705)	—
Interest income	23,573	19,438
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	215,809	202,881
Equity in earnings and dividend income from unconsolidated real estate entities	15,007	10,305
Income tax expense	(6,742)	(4,308)
Net income	224,074	208,878
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,208)	(2,254)
Net income allocated to Operating Partnership and other noncontrolling interests	(8,754)	(10,320)
Net income attributable to common stockholders	$213,112	$196,304
Earnings per common share
Basic	$1.01	$1.46
Diluted	$1.01	$1.46
Weighted average number of shares
Basic	211,283,335	134,511,273
Diluted	220,018,777	142,940,384
Cash dividends paid per common share	$1.62	$1.62

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$224,074	$208,878
Other comprehensive income:
Change in fair value of interest rate swaps	11,202	(14,510)
Total comprehensive income	235,276	194,368
Less: comprehensive income attributable to noncontrolling interests	11,408	11,781
Comprehensive income attributable to common stockholders	$223,868	$182,587

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
(amounts in thousands, except share data)
(unaudited)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	89,564	1	5,498	—	—	5,499
Taxes paid upon net settlement of share based compensation	—			(7,087)	—	(7,449)	—	—	(7,449)
Restricted stock grants cancelled	—	—	—	(2,222)	—	—	—	—	—
Redemption of Preferred A Units in the Operating Partnership for stock and cash	(16,339)	—	—	851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,064)	—	—	154,307	2	22,062	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	1,391	—	—	—	—	—	1,391
Net income (loss)	2,254	10,378	(58)	—	—	—	—	196,304	208,878
Other comprehensive income	—	(793)	—	—	—	—	(13,717)	—	(14,510)
Distributions to Operating Partnership units held by noncontrolling interests	(2,413)	(11,665)	—	—	—	—	—	—	(14,078)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(219,988)	(219,988)
Balances at March 31, 2023	$222,940	$554,015	$2,413	135,007,280	$1,350	$3,376,458	$35,081	$(159,556)	$4,032,701

Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	96,927	1	(392)	—	—	(391)
Issuance of common stock, net of offering costs	—	—	—	2,310	—	365	—	—	365
Redemption of Operating Partnership units for stock	(3,536)	(22,991)	—	280,772	3	26,527	—	—	3
Noncontrolling interest in consolidated joint ventures	—	—	206	—	—	—	—	—	206
Net income	2,208	8,737	17	—	—	—	—	213,112	224,074
Other comprehensive loss	—	446	—	—	—	—	10,756	—	11,202
Distributions to Operating Partnership units held by noncontrolling interests	(2,208)	(13,975)	—	—	—	—	—	—	(16,183)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(344,247)	(344,247)
Balances at March 31, 2024	$218,824	$763,971	$9,137	211,658,812	$2,117	$14,776,888	$28,191	$(510,150)	$15,288,978
See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$224,074	$208,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,966	78,490
Amortization of deferred financing costs	4,008	2,604
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	10,705	—
Compensation expense related to share-based awards	5,912	5,499
Accrual of interest income added to principal of debt securities and notes receivable	(7,555)	(8,574)
Distributions from unconsolidated real estate ventures	8,300	3,789
Changes in operating assets and liabilities:
Other assets	19,663	(2,188)
Accounts payable and accrued expenses	1,112	4,724
Other liabilities	2,371	(11,573)
Net cash provided by operating activities	465,556	281,649
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(91,050)	(47,296)
Development and redevelopment of real estate assets	(35,825)	(16,762)
Investment in unconsolidated real estate entities	(2,412)	(21,062)
Issuance and purchase of notes receivable	(158,005)	(58,378)
Principal payments received from notes receivable	11,823	21,828
Proceeds from sale of notes receivable	—	39,261
Purchase of equipment and fixtures	(6,602)	(3,930)
Net cash used in investing activities	(282,071)	(86,339)
Cash flows from financing activities:
Proceeds from unsecured term loans and senior notes and revolving lines of credit	1,679,470	1,381,592
Principal payments on unsecured term loans and senior notes and revolving lines of credit	(2,147,191)	(1,879,049)
Proceeds from issuance of public bonds, net	600,000	500,000
Deferred financing costs	(5,614)	(6,080)
Proceeds from share issuances and redemption of stock options for cash, net	592	—
Redemption of Preferred OP units for cash	—	(5,000)
Dividends paid on common stock	(344,208)	(219,988)
Distributions to noncontrolling interests	(16,231)	(14,078)
Net cash used in financing activities	(233,182)	(242,603)
Net decrease in cash, cash equivalents, and restricted cash	(49,697)	(47,293)
Cash, cash equivalents, and restricted cash, beginning of the period	105,083	97,735
Cash, cash equivalents, and restricted cash, end of the period	$55,386	$50,442

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$99,062	$92,868
Restricted cash included in other assets	6,021	4,867
	$105,083	$97,735
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$50,816	$47,951
Restricted cash included in other assets	4,570	2,491
	$55,386	$50,442

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental schedule of cash flow information
Interest paid	$107,758	$78,656
Income taxes paid	1,539	1,910
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$26,527	$116,336
Common stock and paid-in capital	(26,527)	(11,336)
Noncontrolling interests in Operating Partnership Note Receivable Payoff	—	(100,000)
OP Unit Redemption - Cash Proceeds	—	(5,000)
Redemption of Preferred Operating Partnership units for common stock
Preferred Operating Partnership units	$(3,536)	$(33,403)
Additional paid-in capital	3,536	$33,403

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2024, the Company had direct and indirect equity interests in 2,384 stores. In addition, the Company managed 1,409 stores for third parties, bringing the total number of stores which it owns and/or manages to 3,793. These stores are located in 42 states and Washington, D.C. The Company also offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$33,645	$—
Other liabilities - Cash flow hedge swap agreements	$—	$1,154	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2024 or December 31, 2023.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to the discounted future net operating cash flows attributable to the assets (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period would be presented as part of normal operations. As of March 31, 2024, and December 31, 2023, no assets were held for sale.
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
The Company evaluates goodwill for impairment at least annually and whenever events, circumstances, and other related factors indicate that the fair value of the related reporting unit may be less than the carrying value. If the fair value of the reporting unit is determined to exceed the aggregate carrying amount, no impairment charge is recorded. Otherwise, an impairment charge is recorded for the amount in which the fair value of the reporting unit exceeds the carrying value. No impairments of goodwill were recorded for any period presented herein.
As of March 31, 2024 and December 31, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to earnest money deposits on potential acquisitions.

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

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed rate debt	$8,046,080	$8,594,608	$7,482,054	$8,048,605

4.    ACQUISITIONS AND DISPOSITIONS

The Life Storage Merger

On July 20, 2023, the Company closed its merger with Life Storage (the "Life Storage Merger" or "Merger"), which included 757 wholly-owned stores and one consolidated joint venture store. Under the terms of the Life Storage Merger, Life Storage stockholders and holders of units of the Life Storage operating partnership received 0.895 of a share of common stock (or OP Unit, as applicable) of the Company for each issued and outstanding share (or operating partnership unit) of Life Storage they owned for total equity consideration of $11,602,808, based on the Company's closing share price on July 19, 2023. At closing, the Company retired $1,160,000 in balances on Life Storage's line of credit which included $375,000 that Life Storage used to pay off its private placement notes in connection with the closing of the Life Storage Merger. The Company also paid off $32,000 in secured loans. On July 25, 2023, the Company completed obligor exchange offers and consent solicitations (together the "Exchange Offers") related to Life Storage's various senior notes. Upon the closing of the Exchange Offers, a total of $2,351,100 of Life Storage's senior notes were exchanged for senior notes of the same tenor of Extra Space Storage L.P. The remaining Life Storage senior note balances which were not exchanged total $48,900 and no longer have any financial reporting requirements or covenants.

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

•Real estate assets – Real estate assets acquired were recorded at fair value using standard valuation methodologies, including the cost and market approaches. The remaining useful lives for real estate assets, excluding land, were reset to 39 years. Tenant relationships for storage leases were recorded at fair value based on estimated costs the Company avoided to replace them. Tenant relationships are amortized to expense over 18 months, which is based on the Company’s historical experience with turnover in its stores.
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

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2024 and 2023. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business."

							Total
Period	Number of Stores	Cash Paid	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q1 2024	6	$35,084	$—	$—	$171	$—	$35,255
Q1 2023	1	13,111	—	—	6	—	13,117
5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	March 31, 2024	December 31, 2023
Land	$4,911,431	$4,904,705
Buildings, improvements and other intangibles	21,769,745	21,664,224
Right of use asset - finance lease	140,871	143,842
Intangible assets - tenant relationships	321,215	321,019
Intangible lease rights	27,743	27,743
	27,171,005	27,061,533
Less: accumulated depreciation and amortization	(2,802,341)	(2,624,405)
Net operating real estate assets	24,368,664	24,437,128
Real estate under development/redevelopment	126,012	118,745
Real estate assets, net	$24,494,676	$24,555,873
6.     OTHER ASSETS
The components of other assets are summarized as follows:

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	March 31, 2024	December 31, 2023
Goodwill	$170,811	$170,811
Receivables, net	137,170	134,716
Prepaid expenses and deposits	75,610	85,153
Other intangible assets, net	56,915	66,332
Trade name	50,000	50,000
Fair value of interest rate swaps	33,645	26,183
Equipment and fixtures, net	49,202	48,697
Deferred line of credit financing costs, net	9,227	9,787
Restricted cash	4,570	6,021
	$587,150	$597,700
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

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended March 31, 2024 and 2023 was $145.80 and $157.15, respectively.

The following table presents the number of Preferred Operating Partnership units as if converted into potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Units	230,234	213,606
Series D Units	1,272,862	—
	1,503,096	213,606

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$213,112	$196,304
Earnings and dividends allocated to participating securities	(354)	(304)
Earnings for basic computations	212,758	196,000
Earnings and dividends allocated to participating securities	—	—
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	8,764	12,128
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	—
Net income for diluted computations	$221,522	$208,128

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	211,283,335	134,511,273
OP Units	8,731,738	7,214,649
Series B Units	—	—
Series D Units	—	1,210,056
Unvested restricted stock awards included for treasury stock method	—	—
Shares related to dilutive stock options	3,704	4,406
Average number of common shares outstanding - diluted	220,018,777	142,940,384
Earnings per common share
Basic	$1.01	$1.46
Diluted	$1.01	$1.46

8.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company's interest in preferred stock of SmartStop Self Storage REIT, Inc. ("SmartStop") and Strategic Storage Trust VI, Inc. ("Strategic Storage"), an affiliate of SmartStop, and the Company's noncontrolling interest in real estate joint ventures. The Company accounts for its investments in SmartStop and Strategic Storage preferred stock, which do not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	March 31,	December 31,
				2024	2023
PRISA Self Storage LLC	85	4%	4%	$9,365	$9,435
HF1 Sovran HHF Storage Holdings LLC	37	20%	20%	104,679	105,339
Storage Portfolio II JV LLC	36	10%	30%	(8,528)	(8,314)
Storage Portfolio IV JV LLC	32	10%	30%	48,006	48,184
Storage Portfolio I LLC	24	34%	49%	(42,661)	(42,487)
PR II EXR JV LLC	23	25%	25%	107,530	108,160
HF2 Sovran HHF Storage Holdings II LLC	22	15%	15%	41,411	41,613
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	25,988	26,051
HF6 191 V Life Storage Holdings LLC	17	20%	20%	11,474	12,702
ESS-CA TIVS JV LP	16	55%	55%-65%	28,720	29,128
VRS Self Storage, LLC	16	45%	54%	(16,756)	(16,386)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	20,033	20,019
Other unconsolidated real estate ventures	131	10%-50%	10%-50%	314,784	317,104
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Strategic Storage Trust VI, Inc. Preferred Stock (3)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	472			$994,044	$1,000,548
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
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. ("JCAP") in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. ("NexPoint") and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	March 31, 2024	December 31, 2023
Debt securities - Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	752,336	594,727
Dividends and Interest Receivable	6,170	10,042
	$1,058,506	$904,769
In November 2020, the Company invested $300,000 in the preferred stock of JCAP in connection with the acquisition of JCAP by NexPoint. This investment consisted of 200,000 Series A Preferred Shares valued at a total of $200,000, and 100,000

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Series B Preferred Shares valued at a total of $100,000. In December 2022, the Company completed a modification with NexPoint Storage Partners (as successor in interest to JCAP) that exchanged the Series A and Series B Preferred Shares for 300,000 Series D Preferred Shares, valued at a total of $300,000. The Series D Preferred Shares are mandatorily redeemable after six years from the modification in December 2022, with two one-year extension options. NexPoint may redeem the Series D Preferred Shares at any time, subject to certain prepayment penalties. The Company accounts for the Series D Preferred Shares as a held to maturity debt security at amortized cost. The Series D Preferred Shares have an initial dividend rate of 8.5%. If the investment is not retired after six years, the preferred dividends increase annually.

The Company provides bridge loan financing to third-party self-storage operators. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties, and unsecured mezzanine loans receivable. As of March 31, 2024, 73% of the notes held are mortgage receivables. The Company intends to sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. During the three months ended March 31, 2024 the Company closed on $150,240 in initial loan draws and recorded $8,388 of draws for interest payments.

The bridge loans typically have a loan to value ratio between 70% and 80% at closing. None of the debt securities or notes receivable are in past-due or nonaccrual status and the allowance for potential credit losses is immaterial.
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	March 31, 2024	December 31, 2023
Secured notes payable (1)	$1,274,914	$1,279,105
Unsecured term loans	2,260,000	2,660,000
Unsecured senior notes	7,325,001	6,725,000
Total	10,859,915	10,664,105
Less: Discount on unsecured senior notes (2)	(263,644)	(274,350)
Less: Unamortized debt issuance costs	(58,720)	(55,007)
Total	$10,537,551	$10,334,748

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Life Storage Merger were recorded at fair value, resulting in a discount to be amortized over the term of the debt.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at March 31, 2024:

Year	Amount
2024	$248,250
2025	1,121,321
2026	1,409,581
2027	1,315,511
2028	1,028,700
2029	1,542,439
2030	1,344,113
2031	1,650,000
2032	600,000
Thereafter	600,000
$10,859,915
Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of March 31, 2024, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Adjusted Term or Daily Simple SOFR plus the applicable margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 2.2% per annum and the applicable base rate margin ranging from 0.00% to 1.20% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of March 31, 2024, the Company was in compliance with all of its financial covenants.

All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of March 31, 2024
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$34,000	$140,000	6.69%	7/1/2026	SOFR plus 1.35%
Credit Line 2 (3)(4)	586,000	2,000,000	6.22%	6/22/2027	SOFR plus 0.875%
	$620,000	$2,140,000
(1) Daily Simple SOFR
(2) Secured by mortgages on certain real estate assets. On January 13, 2023, the maturity date was extended to July 1, 2026 with one extension of one year available.
(3) Unsecured. On June 22, 2023, the maturity date was extended to June 22, 2027 with two six-month extensions available. On August 11, 2023, the capacity was increased by $60.0 million.
(4) Basis Rate as of March 31, 2024. Rate is subject to change based on the Company's investment grade rating.

As of March 31, 2024, the Company’s percentage of fixed-rate debt to total debt was 77.2%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.0% and 6.5%, respectively. The combined weighted average interest rate was 4.5%.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $21,656 will be reclassified as an increase to interest income.

The Company held 14 active derivative financial instruments, which had a total current notional amount of $1,384,038, as of March 31, 2024 and two forward-starting derivative financial instruments with effective dates of October 31, 2024 and July 14, 2025.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	March 31, 2024	December 31, 2023
Other assets	$33,645	$26,183
Other liabilities	$1,154	$5,030

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended March 31,
Type	2024	2023		2024	2023
Swap Agreements	$19,249	$(5,562)	Interest expense	$8,017	$8,950

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

As of March 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $1,170. As of March 31, 2024, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2024, it could have been required to cash settle its obligations under these agreements at their termination value of $1,170.
12.    STOCKHOLDERS’ EQUITY

On July 20, 2023, the Company issued 76,217,359 shares of its common stock at $148.96 for a total value of $11,353,338 as part of the Life Storage Merger. See Acquisition and Disposition note above.

On April 15, 2024, the Company filed its $800,000 "at the market" equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into separate equity distribution agreements with nine sales agents. No shares have been sold under the current "at the market" equity program, and no shares were sold under the previous "at the market" equity program, which spanned from August 9, 2021 through April 14, 2024.

On November 13, 2023, the Company's board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2023 and the three months ended March 31, 2024, no shares were repurchased. As of March 31, 2024, the Company had remaining authorization to repurchase shares with an aggregate value up to $500,000.
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

At March 31, 2024 and December 31, 2023, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the "Partnership Agreement") provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	March 31, 2024	December 31, 2023
Series B Units	$33,567	$33,567
Series D Units	185,257	188,793
	$218,824	$222,360

Series A Participating Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
As of March 31, 2024 and December 31, 2023, there were no outstanding Series A Units.

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

As of March 31, 2024 and December 31, 2023, there were no outstanding Series C Units.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $185,257, which represents 7,410,300 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During January 2024, 141,435 Series D Units were redeemed for 21,627 shares of common stock.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.4% ownership interest in the Operating Partnership as of March 31, 2024. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.6% are held by certain former owners of assets acquired by the Operating Partnership. As of March 31, 2024 and December 31, 2023, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2024, the ten-day average closing price of the Company's common stock was $141.47 and there were 8,626,449 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2024 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,220,384 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
OP Units redeemed for common stock	259,145	—

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interest of partners in nine consolidated joint ventures as of March 31, 2024. Three joint ventures each own one operating store and the other six joint ventures each have a property under development. The voting interest of each partner is between 2.0% and 17.0%.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at March 31, 2024 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Self-Storage Operations	$688,044	$433,962
Tenant Reinsurance	81,347	47,704
Total segment revenues	$769,391	$481,666

Operating expenses:
Self-Storage Operations	$204,518	$117,166
Tenant Reinsurance	18,505	9,089
Total segment operating expenses	$223,023	$126,255

Net operating income:
Self-Storage Operations	$483,526	$316,796
Tenant Reinsurance	62,842	38,615
Total segment net operating income:	$546,368	$355,411

Other components of net income:
Management fees and other income	$30,148	$21,384
General and administrative expense	(43,722)	(34,763)
Depreciation and amortization expense	(196,966)	(78,490)
Interest expense	(132,887)	(80,099)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(10,705)	—
Interest income	23,573	19,438
Equity in earnings and dividend income from unconsolidated real estate entities	15,007	10,305
Income tax expense	(6,742)	(4,308)
Net income	$224,074	$208,878

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company was under agreement to acquire four stores at a total purchase price of $46,114. All four stores are scheduled to close in 2024. Additionally, the Company is under agreement to acquire one store with joint venture partners, for a total investment of $1,600 which is scheduled to close in 2024.

As of March 31, 2024, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2023. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2023 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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
We operate in competitive markets, often where consumers have multiple stores from which to choose. Competition has impacted, and will continue to impact, our store results. We experience seasonal fluctuations in occupancy levels, with occupancy levels generally higher in the summer months due to increased moving activity. We believe that we are able to respond quickly and effectively to changes in local, regional and national economic conditions by adjusting rental rates through the combination of our revenue management team and our industry leading technology systems. We consider a store to be in the lease-up stage after it has been issued a certificate of occupancy, but before it has achieved stabilization. We consider a store to be stabilized once it has achieved either an 80% occupancy rate for a full year measured as of January 1 of the current year, or has been open for three years prior to January 1 of the current year.

PROPERTIES

As of March 31, 2024, we owned or had ownership interests in 2,384 operating stores. Of these stores, 1,909 are wholly-owned, three in consolidated joint ventures and 472 are in unconsolidated joint ventures. In addition, we managed an additional 1,409 stores for third parties bringing the total number of stores which we own and/or manage to 3,793. These stores are located in 42 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of March 31, 2024, approximately 2,155,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of March 31, 2024, the average length of stay was approximately 17.4 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $20.36 for the three months ended March 31, 2024, compared to $20.41 for the three months ended March 31, 2023. Average annual rent per square foot for new leases was $13.60 for the three months ended March 31, 2024, compared to $16.00 for the three months ended March 31, 2023. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 2.2% and 2.5%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings. We have a number of multi-floor buildings with elevator access only, and a number of stores featuring ground-floor access only.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	March 31, 2024
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	38	2,947,166	2	150,859	13	808,111	53	3,906,136
Arizona	47	3,513,908	26	2,092,735	45	3,617,066	118	9,223,709
California	218	17,841,007	50	3,715,765	128	12,013,135	396	33,569,907
Colorado	27	1,891,044	13	938,440	32	2,410,876	72	5,240,360
Connecticut	23	1,755,094	8	713,977	12	821,289	43	3,290,360
Delaware	—	—	2	143,640	4	307,281	6	450,921
Florida	246	18,491,634	56	4,651,374	175	13,501,590	477	36,644,598
Georgia	119	9,126,390	23	1,926,107	53	4,036,519	195	15,089,016
Hawaii	14	941,707	—	—	4	259,012	18	1,200,719
Idaho	2	131,569	—	—	3	290,407	5	421,976
Illinois	106	7,698,254	12	940,002	48	3,653,165	166	12,291,421
Indiana	92	4,053,979	1	57,765	27	1,994,992	120	6,106,736
Iowa	—	—	—	—	1	86,949	1	86,949
Kansas	1	50,224	2	108,921	4	289,704	7	448,849
Kentucky	15	1,065,353	1	51,801	15	1,180,063	31	2,297,217
Louisiana	10	772,138	—	—	26	1,861,092	36	2,633,230
Maine	5	353,687	—	—	12	750,771	17	1,104,458
Maryland	44	3,473,237	11	899,763	47	3,382,656	102	7,755,656
Massachusetts	64	4,059,406	16	984,794	36	2,390,598	116	7,434,798
Michigan	8	675,039	4	309,052	12	910,629	24	1,894,720
Minnesota	8	709,814	8	646,689	15	1,113,028	31	2,469,531
Mississippi	7	561,154	—	—	14	1,128,583	21	1,689,737
Missouri	28	2,240,093	7	508,850	20	1,573,103	55	4,322,046
Nebraska	—	—	—	—	4	372,210	4	372,210
Nevada	32	2,844,476	9	839,617	11	1,059,690	52	4,743,783
New Hampshire	17	1,276,768	2	84,165	20	867,695	39	2,228,628
New Jersey	88	7,035,203	33	2,611,839	57	4,455,314	178	14,102,356
New Mexico	12	762,225	10	681,770	15	1,084,075	37	2,528,070
New York	79	5,691,946	28	2,316,289	88	6,187,255	195	14,195,490
North Carolina	52	3,734,453	8	620,667	37	2,793,720	97	7,148,840
Ohio	50	3,424,784	5	325,467	19	1,444,508	74	5,194,759
Oklahoma	4	268,388	—	—	22	1,435,578	26	1,703,966
Oregon	8	550,140	2	166,608	7	467,224	17	1,183,972
Pennsylvania	31	2,369,176	12	941,276	53	3,940,276	96	7,250,728
Rhode Island	6	351,421	1	95,844	6	473,149	13	920,414
South Carolina	40	2,974,322	11	709,302	41	3,363,581	92	7,047,205
Tennessee	29	2,410,994	16	1,091,876	26	1,831,891	71	5,334,761
Texas	243	20,052,750	71	5,496,514	150	12,371,140	464	37,920,404
Utah	10	734,036	—	—	34	2,629,878	44	3,363,914
Virginia	73	5,945,497	10	759,216	34	2,367,956	117	9,072,669
Washington	14	1,091,024	2	199,745	17	1,321,836	33	2,612,605
Washington, DC	1	100,203	1	104,230	6	532,962	8	737,395
Wisconsin	1	97,638	9	883,127	16	1,317,947	26	2,298,712
Totals	1,912	144,067,341	472	36,768,086	1,409	108,698,504	3,793	289,533,931

(1)    Includes three consolidated joint ventures and excludes approximately 18,000 units related to Bargold.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three months ended March 31, 2024 and 2023

Overview
Results for the three months ended March 31, 2024 included the operations of 2,384 stores (1,909 wholly-owned, three in consolidated joint ventures, and 472 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2023, which included the operations of 1,457 stores (1,133 wholly-owned, one in a consolidated joint venture, and 323 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues:
Property rental	$688,044	$433,962	$254,082	58.5%
Tenant reinsurance	81,347	47,704	33,643	70.5%
Management fees and other income	30,148	21,384	8,764	41.0%
Total revenues	$799,539	$503,050	$296,489	58.9%

Property Rental—The increase in property rental revenues for the three months ended March 31, 2024 was primarily the result of an increase of $248,455 associated with the merger of Life Storage, other acquisitions completed in 2023, and acquisitions completed in the first quarter of 2024. We acquired 771 wholly-owned stores in 2023 and an additional six wholly-owned stores during the three months ended March 31, 2024.

Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 3,793 stores at March 31, 2024 compared to 2,388 stores at March 31, 2023.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three months ended March 31, 2024 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of March 31, 2024, we managed 1,884 stores for joint ventures and third parties, compared to 1,255 stores as of March 31, 2023.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Expenses:
Property operations	$204,518	$117,166	$87,352	74.6%
Tenant reinsurance	18,505	9,089	9,416	103.6%
General and administrative	43,722	34,763	8,959	25.8%
Depreciation and amortization	196,966	78,490	118,476	150.9%
Total expenses	$463,711	$239,508	$224,203	93.6%

Property Operations—The increase in property operations expense during the three months ended March 31, 2024 consists primarily of an increase of $79,051 related to the Life Storage Merger, other acquisitions completed in 2023, and acquisitions completed in the first quarter of 2024. We acquired 771 wholly-owned stores in 2023 and an additional six wholly-owned stores during the three months ended March 31, 2024. Additionally, for the three months ended March 31, 2024 there was an increase of $8,451 at our stabilized stores primarily due to payroll, marketing and insurance, partially offset by utilities.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. These increases are primarily related to an increase in stores. We operated 3,793 stores at March 31, 2024 compared to 2,388 stores at March 31, 2023.

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

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 771 wholly-owned stores in 2023 and an additional six wholly-owned stores during the three months ended March 31, 2024. Additionally, the increase relates to the amortization of intangibles recorded as part of the Life Storage Merger.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest expense	(132,887)	(80,099)	(52,788)	65.9%
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(10,705)	—	(10,705)	100.0%
Interest income	23,573	19,438	4,135	21.3%
Equity in earnings and dividend income from unconsolidated real estate entities	15,007	10,305	4,702	45.6%
Income tax expense	(6,742)	(4,308)	(2,434)	56.5%
Total other revenues & expenses, net	$(111,754)	$(54,664)	$(57,090)	104.4%

Interest Expense—The increase in interest expense during the three months ended March 31, 2024 was primarily the result of a higher debt balance and higher weighted average interest rate compared to the same period in the prior year. As of March 31, 2024, we had approximately $11.5 billion in total face value of debt, compared to approximately $7.4 billion at March 31, 2023. The increase in the face value of debt is due to the Life Storage Merger. The weighted average interest rate of the total of fixed- and variable-rate debt was 4.5% at March 31, 2024, compared to 4.3% at March 31, 2023.

Non-cash Interest Expense Related to Amortization of Discount on Life Storage Unsecured Senior Notes—Represents the amortization of the discount assigned in order to present the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger.

Interest Income—Interest income represents interest earned on variable interest rate bridge loans, debt securities and on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three months ended March 31, 2024 was primarily the result of an increase in amount of bridge loans held combined with an increase in interest rates. The balance of bridge loans was $752,336 as of March 31, 2024, compared to $507,885 as of March 31, 2023.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. We added a total of 154 stores to new and existing joint ventures (145 stores from the Life Storage Merger) during 2023. These additional joint ventures have contributed to the increase. Dividend income represents dividends from our investment in preferred stock of SmartStop Self Storage REIT, Inc. and Strategic Storage Trust VI, Inc.

Income Tax Expense—The increase in income tax expense for the three months ended March 31, 2024 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$213,112	$196,304

Adjustments:
Real estate depreciation	154,372	71,248
Amortization of intangibles	29,284	4,170
Unconsolidated joint venture real estate depreciation and amortization	7,840	4,939
Distributions paid on Series A Preferred Operating Partnership units	—	(159)
Income allocated to Operating Partnership noncontrolling interests	10,962	12,574
Funds from operations attributable to common stockholders and unit holders	$415,570	$289,076

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 1,078 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2024	2023	Change
Same-store rental revenues
Net rental income	$398,792	$395,259	0.9%
Other operating income	15,865	15,320	3.6%
Total same-store rental revenues	414,657	410,579	1.0%

Same-store operating expenses
Payroll and benefits	24,506	22,526	8.8%
Marketing	8,853	7,173	23.4%
Office expense	13,415	13,057	2.7%
Property operating expense	10,287	11,012	(6.6)%
Repairs and maintenance	7,470	7,085	5.4%
Property taxes	38,057	37,416	1.7%
Insurance	5,262	3,921	34.2%
Total same-store operating expenses	107,850	102,190	5.5%

Same-store net operating income	$306,807	$308,389	(0.5)%

Same-store square foot occupancy as of year end	93.2%	92.7%
Properties included in same-store	1,078	1,078

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Net Income	$224,074	$208,878
Adjusted to exclude:
Equity in earnings and dividend income from unconsolidated real estate entities	(15,007)	(10,305)
Interest expense	132,887	80,099
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	10,705	—
Depreciation and amortization	196,966	78,490
Income tax expense	6,742	4,308
General and administrative	43,722	34,763
Management fees, other income and interest income	(53,721)	(40,822)
Net tenant insurance	(62,842)	(38,615)
Non same-store rental revenue	(273,387)	(23,383)
Non same-store operating expense	96,668	14,976
Total same-store net operating income	$306,807	$308,389

Same-store rental revenues	$414,657	$410,579
Same-store operating expenses	107,850	102,190
Same-store net operating income	$306,807	$308,389

CASH FLOWS

Cash flows from operating activities for the three months ended March 31, 2024 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities and notes receivable from bridge loans, and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$465,556	$281,649
Net cash used in investing activities	(282,071)	(86,339)
Net cash used in financing activities	(233,182)	(242,603)

Significant components of net cash flow included:
Net income	$224,074	$208,878
Depreciation and amortization	196,966	78,490
Accounts payable and accrued expenses	1,112	4,724
Acquisition and development of real estate assets	(126,875)	(64,058)
Investment in unconsolidated real estate entities	(2,412)	(21,062)
Issuance and purchase of notes receivable	(158,005)	(58,378)
Proceeds from sale of notes receivable	7	39,261
Principal payments received from notes receivable	11,823	21,828
Proceeds from unsecured term loans and senior notes and revolving lines of credit	1,679,470	1,381,592
Principal payments on unsecured term loans and senior notes and revolving lines of credit	(2,147,191)	(1,879,049)
Proceeds from issuance of public bonds, net	600,000	500,000
Dividends paid on common stock	(344,208)	(219,988)

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

We expect to generate positive cash flow from operations in 2024, and we consider projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2024, we had $50,816 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2024 and 2023, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of March 31, 2024, we had $11,479,914 face value of debt, resulting in a debt to total enterprise value ratio of 27.0%. As of March 31, 2024, the ratio of total fixed-rate debt and other instruments to total debt was 77.2% ($8,858,252 total fixed-rate debt including $1,384,038 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at March 31, 2024 was 4.5%. Certain of our real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2024.

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

We hold a BBB+/Stable rating from S&P, which was upgraded from BBB/Stable in July 2023 in connection with the Life Storage Merger, and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of March 31, 2024, we had a total of 1,677 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $32,023,434 and our total asset value was calculated as $37,860,700 according to the calculations as defined by our public bonds.

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
As of March 31, 2024, we had approximately $11.5 billion in total face value of debt, of which approximately $2.6 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $26.2 million annually.
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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 3, 2024	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)