Form 10-Q/A
period 2024-03-31
Extra Space Storage Inc.
filed 2024-05-31
CIK 1289490

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 originally filed by Extra Space Storage Inc., a Maryland corporation (“we,” “our,” “us” or the “Company”), with the Securities and Exchange Commission (“SEC”) on May 3, 2024 (the “Original Filing”). We are filing this Amendment solely to (a) amend Item 5 of Part II of the Original Filing to include information concerning a Rule 10b5-1 trading arrangement adopted by our Chief Executive Officer on March 1, 2024 that was inadvertently omitted from the Original Filing and (b) amend Item 6 of Part II of the Original Filing to include (i) new certifications of our Chief Executive Officer and Chief Financial Officer, as Exhibits 31.1 and 31.2, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not furnishing new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are being filed with this Amendment. The complete text of Item 5 of Part II has been set forth in its entirety in accordance with Rule 12b-15 under the Exchange Act.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events occurring subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to May 3, 2024, including any amendments to those filings.

EXTRA SPACE STORAGE INC.

PART II.     OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement,” except as follows:

On March 1, 2024, Joseph D. Margolis, our Chief Executive Officer and Director, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 30,000 shares of our common stock from July 1, 2024 through April 3, 2025.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
101	iXBRL (Inline Extensible Business Reporting Language) for the information under Part II, “Item 5, Other Information” of this Amendment No. 1 on Form 10-Q/A.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 31, 2024	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 31, 2024	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

7