Form 10-Q
period 2024-06-30
Extra Space Storage Inc.
filed 2024-08-02
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 29, 2024, was 211,928,695.

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
•failure to realize the expected benefits of the acquisition of Life Storage, Inc. (“Life Storage”);
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
•changes in global financial markets and increases in interest rates;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate assets, net	$24,340,817	$24,555,873
Real estate assets - operating lease right-of-use assets	218,823	227,241
Investments in unconsolidated real estate entities	1,065,155	1,071,617
Investments in debt securities and notes receivable	1,442,681	904,769
Cash and cash equivalents	76,973	99,062
Other assets, net	617,631	597,700
Total assets	$27,762,080	$27,456,262
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,265,981	$1,273,549
Unsecured term loans, net	2,252,872	2,650,581
Unsecured senior notes, net	7,028,452	6,410,618
Revolving lines of credit	948,000	682,000
Operating lease liabilities	229,035	236,515
Cash distributions in unconsolidated real estate ventures	73,133	71,069
Accounts payable and accrued expenses	381,941	334,518
Other liabilities	451,826	383,463
Total liabilities	12,631,240	12,042,313
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,927,348 and 211,278,803 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,120	2,113
Additional paid-in capital	14,810,938	14,750,388
Accumulated other comprehensive income	27,241	17,435
Accumulated deficit	(667,667)	(379,015)
Total Extra Space Storage Inc. stockholders' equity	14,172,632	14,390,921
Noncontrolling interest represented by Preferred Operating Partnership units, net	191,306	222,360
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	766,902	800,668
Total noncontrolling interests and equity	15,130,840	15,413,949
Total liabilities, noncontrolling interests and equity	$27,762,080	$27,456,262

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Property rental	$697,100	$440,747	$1,385,144	$874,709
Tenant reinsurance	83,705	48,433	165,052	96,137
Management fees and other income	29,858	22,206	60,006	43,590
Total revenues	810,663	511,386	1,610,202	1,014,436
Expenses:
Property operations	196,902	114,637	401,420	231,803
Tenant reinsurance	19,631	9,482	38,136	18,571
General and administrative	39,901	34,842	83,623	69,605
Depreciation and amortization	194,809	79,086	391,775	157,576
Total expenses	451,243	238,047	914,954	477,555
Loss on real estate assets held for sale	(54,659)	—	(54,659)	—
Income from operations	304,761	273,339	640,589	536,881
Interest expense	(137,133)	(86,372)	(270,020)	(166,471)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(10,853)	—	(21,558)	—
Interest income	31,226	21,077	54,799	40,515
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	188,001	208,044	403,810	410,925
Equity in earnings and dividend income from unconsolidated real estate entities	17,255	13,254	32,262	23,559
Income tax expense	(9,844)	(5,986)	(16,586)	(10,294)
Net income	195,412	215,312	419,486	424,190
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,933)	(2,254)	(4,141)	(4,508)
Net income allocated to Operating Partnership and other noncontrolling interests	(7,607)	(10,648)	(16,361)	(20,968)
Net income attributable to common stockholders	$185,872	$202,410	$398,984	$398,714
Earnings per common share
Basic	$0.88	$1.50	$1.88	$2.96
Diluted	$0.88	$1.50	$1.88	$2.95
Weighted average number of shares
Basic	211,584,155	134,832,232	211,433,877	134,672,672
Diluted	211,587,105	143,529,817	220,114,016	143,337,522
Cash dividends paid per common share	$1.62	$1.62	$3.24	$3.24

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$195,412	$215,312	$419,486	$424,190
Other comprehensive income:
Change in fair value of interest rate swaps	(1,006)	12,599	10,196	(1,911)
Total comprehensive income	194,406	227,911	429,682	422,279
Less: comprehensive income attributable to noncontrolling interests	9,484	13,517	20,892	25,298
Comprehensive income attributable to common stockholders	$184,922	$214,394	$408,790	$396,981

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and six months ended June 30, 2024
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at March 31, 2024	$218,824	$763,971	$9,137	211,658,812	$2,117	$14,776,888	$28,191	$(510,150)	$15,288,978
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	71,502	1	6,585	—	—	6,586
Offering costs associated with shelf registration	—	—	—	—	—	(494)	—	—	(494)
Redemption of Operating Partnership units for stock	(27,518)	(446)	—	197,034	2	27,959	—	—	(3)
Noncontrolling interest in consolidated joint venture	—	—	656	—	—	—	—	—	656
Net income	1,933	7,600	7	—	—	—	—	185,872	195,412
Other comprehensive income	—	(56)	—	—	—	—	(950)	—	(1,006)
Distributions to Operating Partnership units held by noncontrolling interests	(1,933)	(13,967)	—	—	—	—	—	—	(15,900)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(343,389)	(343,389)
Balances at June 30, 2024	$191,306	$757,102	$9,800	211,927,348	$2,120	$14,810,938	$27,241	$(667,667)	$15,130,840

Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	168,429	2	6,193	—	—	6,195
Issuance of common stock, net of offering costs	—	—	—	2,310	—	365	—	—	365
Offering costs associated with shelf registration	—	—	—	—	—	(494)	—	—	(494)
Redemption of Operating Partnership units for stock	(31,054)	(23,437)	—	477,806	5	54,486	—	—	—
Noncontrolling interest in consolidated joint ventures	—	—	862	—	—	—	—	—	862
Net income	4,141	16,337	24	—	—	—	—	398,984	419,486
Other comprehensive loss	—	390	—	—	—	—	9,806	—	10,196
Distributions to Operating Partnership units held by noncontrolling interests	(4,141)	(27,942)	—	—	—	—	—	—	(32,083)
Dividends paid on common stock at $3.24 per share	—	—	—	—	—	—	—	(687,636)	(687,636)
Balances at June 30, 2024	$191,306	$757,102	$9,800	211,927,348	$2,120	$14,810,938	$27,241	$(667,667)	$15,130,840

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and six months ended June 30, 2023
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at March 31, 2023	$222,940	$554,015	$2,413	135,007,280	$1,350	$3,376,458	$35,081	$(159,556)	$4,032,701
Issuance of common stock in connection with share based compensation	—	—	—	53,823	1	6,939	—	—	6,940
Taxes paid upon net settlement of share based compensation	—	—	—	(573)	—	(94)	—	—	(94)
Restricted stock grants cancelled	—	—	—	(1,633)	—	—	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	709	—	—	—	—	—	709
Net income (loss)	2,254	10,691	(43)	—	—	—	—	202,410	215,312
Other comprehensive income	—	615	—	—	—	—	11,984	—	12,599
Distributions to Operating Partnership units held by noncontrolling interests	(2,254)	(11,711)	—	—	—	—	—	—	(13,965)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(218,795)	(218,795)
Balances at June 30, 2023	$222,940	$553,610	$3,079	135,058,897	$1,351	$3,383,303	$47,065	$(175,941)	$4,035,407

Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	143,387	2	12,437	—	—	12,439
Taxes paid upon net settlement of share based compensation	—	—	—	(7,660)	—	(7,543)	—	—	(7,543)
Restricted stock grants cancelled	—	—	—	(3,855)	—	—	—	—	—
Redemption of Preferred A Units in the Operating Partnership for stock	(16,339)	—	—	851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,064)	—	—	154,307	2	22,062	—	—	—
Noncontrolling interest in consolidated joint venture	—	—	2,100	—	—	—	—	—	2,100
Net income (loss)	4,508	21,069	(101)	—	—	—	—	398,714	424,190
Other comprehensive income	—	(178)	—	—	—	—	(1,733)	—	(1,911)
Distributions to Operating Partnership units held by noncontrolling interests	(4,667)	(23,376)	—	—	—	—	—	—	(28,043)
Dividends paid on common stock at $3.24 per share	—	—	—	—	—	—	—	(438,783)	(438,783)
Balances at June 30, 2023	$222,940	$553,610	$3,079	135,058,897	$1,351	$3,383,303	$47,065	$(175,941)	$4,035,407

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$419,486	$424,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391,775	157,576
Amortization of deferred financing costs	7,739	5,470
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	21,558	—
Compensation expense related to share-based awards	6,192	12,439
Accrual of interest income added to principal of debt securities and notes receivable	(16,100)	(16,200)
Loss on real estate assets held for sale	54,659	—
Distributions from unconsolidated real estate ventures	14,540	7,594
Changes in operating assets and liabilities:
Other assets	(2,518)	(28,129)
Accounts payable and accrued expenses	42,669	37,176
Other liabilities	70,800	29,411
Net cash provided by operating activities	1,010,800	629,527
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(157,329)	(127,416)
Development and redevelopment of real estate assets	(69,384)	(37,244)
Proceeds from sale of real estate assets and investments in real estate ventures	—	1,046
Investment in unconsolidated real estate entities	(10,789)	(171,126)
Return of investment in unconsolidated real estate ventures	4,200	—
Issuance and purchase of notes receivable	(569,268)	(124,103)
Principal payments received from notes receivable	47,455	46,466
Proceeds from sale of notes receivable	—	60,696
Purchase of equipment and fixtures	(9,652)	(5,905)
Net cash used in investing activities	(764,767)	(357,586)
Cash flows from financing activities:
Proceeds from unsecured term loans and senior notes and revolving lines of credit	3,263,470	2,479,592
Principal payments on unsecured term loans and senior notes and revolving lines of credit	(3,407,382)	(3,246,378)
Proceeds from issuance of public bonds, net	600,000	950,000
Deferred financing costs	(5,719)	(28,151)
Proceeds from share issuances and redemption of stock options for cash, net	366	—
Redemption of Preferred OP units for cash	—	(5,000)
Offering costs associated with shelf registration	(494)	—
Dividends paid on common stock	(687,636)	(438,783)
Distributions to noncontrolling interests	(32,177)	(28,043)
Net cash used in financing activities	(269,572)	(316,763)
Net decrease in cash, cash equivalents, and restricted cash	(23,539)	(44,822)
Cash, cash equivalents, and restricted cash, beginning of the period	105,083	97,735
Cash, cash equivalents, and restricted cash, end of the period	$81,544	$52,913

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$99,062	$92,868
Restricted cash included in other assets	6,021	4,867

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
	$105,083	$97,735
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$76,973	$50,644
Restricted cash included in other assets	4,571	2,269
	$81,544	$52,913
Supplemental schedule of cash flow information
Interest paid	$230,242	$150,459
Income taxes paid	22,034	11,831
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$54,491	$149,739
Common stock and paid-in capital	(54,491)	(44,739)
Noncontrolling interests in Operating Partnership Note Receivable Payoff	—	(100,000)
OP Unit Redemption - Cash Proceeds	—	(5,000)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$4,754	$4,503
Accounts payable and accrued expenses	(4,754)	(4,503)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2024, the Company had direct and indirect equity interests in 2,389 stores. In addition, the Company managed 1,423 stores for third parties, bringing the total number of stores which it owns and/or manages to 3,812. These stores are located in 42 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to certain of its third-party self-storage owners.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment performance and to allocate resources. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures related to its two reportable segments: (1) self-storage operations and (2) tenant reinsurance. The compliance with this ASU will be required beginning with the Company's annual report on Form 10-K for the year ending December 31, 2024, followed by interim disclosures in quarterly reports on Form 10-Q thereafter, with early adoption permitted. The Company expects to adopt this ASU for its annual report on Form 10-K for the year ending December 31, 2024.
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$31,133	$—
Other liabilities - Cash flow hedge swap agreements	$—	$77	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2024 or December 31, 2023.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to the discounted future net operating cash flows attributable to the assets (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period is presented as part of normal operations. As of June 30, 2024, the Company had seven stores classified as held for sale which are included in real estate assets, net. The estimated fair value of these assets, net

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
of selling costs, was $51,934, which was less than the net carrying value of the assets and thus the Company recorded a loss of $54,659 during the three months ended June 30, 2024.
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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, lines of credit and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to operating cash reserve for the Company's captive insurance subsidiary and earnest money deposits on potential acquisitions.

The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

The fair values of the Company’s fixed-rate liabilities were as follows for the periods indicated:

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed rate debt	$8,052,960	$8,604,553	$7,482,054	$8,048,605

4.    ACQUISITIONS AND DISPOSITIONS

The Life Storage Merger

On July 20, 2023, the Company closed its merger with Life Storage (the “Life Storage Merger”), which included 757 wholly-owned stores and one consolidated joint venture store. Under the terms of the Life Storage Merger, Life Storage stockholders and holders of units of the Life Storage operating partnership received 0.895 of a share of common stock (or OP Unit, as applicable) of the Company for each issued and outstanding share (or operating partnership unit) of Life Storage they owned for total equity consideration of $11,602,808, based on the Company's closing share price on July 19, 2023. At closing, the Company retired $1,160,000 in balances on Life Storage's line of credit which included $375,000 that Life Storage used to pay off its private placement notes in connection with the closing of the Life Storage Merger. The Company also paid off $32,000 in secured loans. On July 25, 2023, the Company completed obligor exchange offers and consent solicitations (together the “Exchange Offers”) related to Life Storage's various senior notes. Upon the closing of the Exchange Offers, a total of $2,351,100 of Life Storage's senior notes were exchanged for senior notes of the same tenor of Extra Space Storage L.P. The remaining Life Storage senior note balances which were not exchanged total $48,900 and no longer have any financial reporting requirements or covenants.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Consideration and Purchase Price Allocation

The Life Storage Merger was accounted for as an asset acquisition in accordance with ASC Topic 805 which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets acquired and the liabilities assumed. The following table summarizes the fair value of total consideration transferred in the Life Storage Merger:

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

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2024 and 2023. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

							Total
Period	Number of Stores	Cash Paid	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q2 2024	3	$27,644	$—	$—	$97	$—	$27,741
Q1 2024	6	$35,084	$—	$—	$171	$—	$35,255
Total 2024	9	$62,728	$—	$—	$268	$—	$62,996

Q2 2023	3	32,888	—	—	26	—	32,914
Q1 2023	1	13,111	—	—	6	—	13,117
Total 2023	4	$45,999	$—	$—	$32	$—	$46,031

5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	June 30, 2024	December 31, 2023
Land	$4,903,843	$4,904,705
Buildings, improvements and other intangibles	21,803,131	21,664,224
Right of use asset - finance lease	141,861	143,842
Intangible assets - tenant relationships	321,091	321,019
Intangible lease rights	27,743	27,743
	27,197,669	27,061,533
Less: accumulated depreciation and amortization	(2,984,371)	(2,624,405)
Net operating real estate assets	24,213,298	24,437,128
Real estate under development/redevelopment	127,519	118,745
Real estate assets, net	$24,340,817	$24,555,873
Real estate assets held for sale included in real estate assets, net	$51,934	$—
As of June 30, 2024, the Company had seven stores classified as held for sale. The estimated fair value less selling costs of these assets is less than the carrying value of the assets and, therefore, an estimated loss of $54,659 related to these assets has been recorded in Loss on real estate assets held for sale on the Company's condensed consolidated statements of operations for the three months ended June 30, 2024. Assets held for sale are included in the self-storage operations segment of the Company’s segment information.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	June 30, 2024	December 31, 2023
Goodwill	$170,811	$170,811
Receivables, net	164,060	134,716
Prepaid expenses and deposits	92,605	85,153
Other intangible assets, net	47,498	66,332
Trade name	50,000	50,000
Fair value of interest rate swaps	31,133	26,183
Equipment and fixtures, net	48,286	48,697
Deferred line of credit financing costs, net	8,667	9,787
Restricted cash	4,571	6,021
	$617,631	$597,700
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

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended June 30, 2024 and 2023 was $145.78 and $150.45, respectively.

The following table presents the number of Common and Preferred Operating Partnership units as if converted into potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	8,621,889	—	—	—
Series B Units	230,266	223,118	230,250	218,259
Series D Units	1,160,861	—	1,216,866	—
	10,013,016	223,118	1,447,116	218,259

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$185,872	$202,410	$398,984	$398,714
Earnings and dividends allocated to participating securities	(396)	(323)	(750)	(627)
Earnings for basic computations	185,476	202,087	398,234	398,087
Earnings and dividends allocated to participating securities	—	323	—	627
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	—	12,441	16,336	24,569
Net income for diluted computations	$185,476	$214,851	$414,570	$423,283

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	211,584,155	134,832,232	211,433,877	134,672,672
OP Units	—	7,214,649	8,676,813	7,214,649
Series D Units	—	1,257,366	—	1,233,178
Unvested restricted stock awards included for treasury stock method	—	221,380	—	212,723
Shares related to dilutive stock options	2,950	4,190	3,326	4,300
Average number of common shares outstanding - diluted	211,587,105	143,529,817	220,114,016	143,337,522
Earnings per common share
Basic	$0.88	$1.50	$1.88	$2.96
Diluted	$0.88	$1.50	$1.88	$2.95

8.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company's interest in preferred stock of SmartStop Self Storage REIT, Inc. (“SmartStop”) and Strategic Storage Trust VI, Inc. (“Strategic Storage”), an affiliate of SmartStop, and the Company's noncontrolling interest in real estate joint ventures. The Company accounts for its investments in SmartStop and Strategic Storage preferred stock, which do not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.
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
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	June 30,	December 31,
				2024	2023
PRISA Self Storage LLC	85	4%	4%	$9,209	$9,435
HF1 Sovran HHF Storage Holdings LLC	37	20%	20%	103,775	105,339
Storage Portfolio II JV LLC	36	10%	30%	(8,846)	(8,314)
Storage Portfolio IV JV LLC	32	10%	30%	47,685	48,184
Storage Portfolio I LLC	24	34%	49%	(43,060)	(42,487)
PR II EXR JV LLC	23	25%	25%	106,930	108,160
HF2 Sovran HHF Storage Holdings II LLC	22	15%	15%	41,376	41,613
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	25,586	26,051
HF6 191 V Life Storage Holdings LLC	17	20%	20%	11,566	12,702
ESS-CA TIVS JV LP	16	55%	55%-65%	28,302	29,128
VRS Self Storage, LLC	16	45%	54%	(17,069)	(16,386)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	19,849	20,019
Other unconsolidated real estate ventures	131	10%-50%	10%-50%	316,719	317,104
SmartStop Self Storage REIT, Inc. Preferred Stock (2)	n/a	n/a	n/a	200,000	200,000
Strategic Storage Trust VI, Inc. Preferred Stock (3)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	472			$992,022	$1,000,548
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
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
follows:

	June 30, 2024	December 31, 2023
Debt securities - Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	1,136,306	594,727
Dividends and Interest Receivable	6,375	10,042
	$1,442,681	$904,769
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

The Company offers bridge loan financing to third-party self-storage owners. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties, and mezzanine loans receivable, which are secured by equity interest pledges. As of June 30, 2024, 76% of the notes held are mortgage receivables. The Company intends to sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions, and have variable interest rates. During the six months ended June 30, 2024 the Company closed on $491,918 in initial loan draws and recorded $23,275 of draws for interest payments.

The bridge loans typically have a loan to value ratio between 70% and 80%. None of the debt securities or notes receivable are in past-due or nonaccrual status and the allowance for potential credit losses is immaterial.
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	June 30, 2024	December 31, 2023
Secured notes payable (1)	$1,270,723	$1,279,105
Unsecured term loans	2,260,000	2,660,000
Unsecured senior notes	7,325,000	6,725,000
Total	10,855,723	10,664,105
Less: Discount on unsecured senior notes (2)	(252,790)	(274,350)
Less: Unamortized debt issuance costs	(55,628)	(55,007)
Total	$10,547,305	$10,334,748

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at June 30, 2024:

Year	Amount
2024	$248,250
2025	1,119,521
2026	1,409,581
2027	1,314,104
2028	1,028,400
2029	1,542,125
2030	1,343,742
2031	1,650,000
2032	600,000
Thereafter	600,000
$10,855,723

All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of June 30, 2024
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$29,000	$140,000	6.68%	7/1/2026	SOFR plus 1.35%
Credit Line 2 (3)(4)	919,000	2,000,000	6.21%	6/22/2027	SOFR plus 0.875%
	$948,000	$2,140,000
(1) Daily Simple Secured Overnight Financing Rate (“SOFR”)
(2) Secured by mortgages on certain real estate assets. On January 13, 2023, the maturity date was extended to July 1, 2026 with one extension of one year available.
(3) Unsecured. On June 22, 2023, the maturity date was extended to June 22, 2027 with two six-month extensions available. On August 11, 2023, the capacity was increased by $60.0 million.
(4) Basis Rate as of June 30, 2024. Rate is subject to change based on the Company's investment grade rating.

On June 22, 2023, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of June 30, 2024, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Adjusted Term or Daily Simple SOFR plus the applicable margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 2.2% per annum and the applicable base rate margin ranging from 0.00% to 1.20% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of June 30, 2024, the Company was in compliance with all of its financial covenants.

As of June 30, 2024, the Company’s percentage of fixed-rate debt to total debt was 75.0%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.0% and 6.5%, respectively. The combined weighted average interest rate was 4.6%.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $20,946 will be reclassified as an increase to interest income.

The Company held 14 active derivative financial instruments, which had a total current notional amount of $1,383,303, as of June 30, 2024 and two forward-starting derivative financial instruments with effective dates of October 31, 2024 and July 14, 2025.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	June 30, 2024	December 31, 2023
Other assets	$31,133	$26,183
Other liabilities	$77	$5,030

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended June 30,
Type	2024	2023		2024	2023
Swap Agreements	$6,045	$23,628	Interest expense	$7,059	$11,033

	Gain (loss) recognized in OCI for the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Six Months Ended June 30,
Type	2024	2023		2024	2023
Swap Agreements	$25,294	$18,065	Interest expense	$15,076	$19,984

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

As of June 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $85. As of June 30, 2024, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2024, it could have been required to cash settle its obligations under these agreements at their termination value of $85.
12.    STOCKHOLDERS’ EQUITY

On April 15, 2024, the Company filed its $800,000 “at the market” equity program with the Securities and Exchange Commission using a shelf registration statement on Form S-3, and entered into an equity distribution agreement with nine sales agents. No shares have been sold under the current “at the market” equity program, and no shares were sold under the previous “at the market” equity program, which spanned from August 9, 2021 through April 14, 2024.

On November 13, 2023, the Company's board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2023 and the six months ended June 30, 2024, no shares were repurchased. As of June 30, 2024, the Company had remaining authorization to repurchase shares with an aggregate value up to $500,000.

On July 20, 2023, the Company issued 76,217,359 shares of its common stock at $148.96 for a total value of $11,353,338 as part of the Life Storage Merger. See Acquisitions and Dispositions note above.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

At June 30, 2024 and December 31, 2023, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated is as follows:

	June 30, 2024	December 31, 2023
Series B Units	$33,567	$33,567
Series D Units	157,739	188,793
	$191,306	$222,360

Series A Participating Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of June 30, 2024 and December 31, 2023, there were no outstanding Series A Units.

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

Series C Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of June 30, 2024 and December 31, 2023, there were no outstanding Series C Units.

Series D Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $157,739, which represents 6,309,567 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During the six months ended June 30, 2024, 1,242,168 Series D Units were redeemed for 213,661 shares of common stock.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.5% ownership interest in the Operating Partnership as of June 30, 2024. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.5% are held by certain former owners of assets acquired by the Operating Partnership. As of June 30, 2024 and December 31, 2023, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of June 30, 2024, the ten-day average closing price of the Company's common stock was $157.24 and there were 8,621,449 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2024 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,355,637 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2024	2023
OP Units redeemed for common stock	264,145	—

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interest of partners in nine consolidated joint ventures as of June 30, 2024. Five joint ventures each own one operating store and the other four joint ventures each have properties under development. The voting interests of the partners are 17.0% or less.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at June 30, 2024 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
15.    SEGMENT INFORMATION

The Company’s segment disclosures present the measure used by the chief operating decision makers (“CODMs”) for purposes of assessing each segment’s performance. The Company’s CODMs are comprised of several members of its executive management team who use net operating income (“NOI”) to assess the performance of the business for the Company’s reportable operating segments. The Company’s segments are comprised of two reportable segments: (1) self-storage operations and (2) tenant reinsurance. NOI for the Company's self-storage operations represents total property revenue less direct property operating expenses. NOI for the Company's tenant reinsurance segment represents tenant reinsurance revenues less tenant reinsurance expense.

The self-storage operations activities include rental operations of wholly-owned stores and self-storage units acquired in the Bargold transaction on June 1, 2022. The Company's consolidated revenues equal total segment revenues plus property management fees and other income. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is property management fees and other income.

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Self-Storage Operations	$697,100	$440,747	$1,385,144	$874,709
Tenant Reinsurance	83,705	48,433	165,052	96,137
Total segment revenues	$780,805	$489,180	$1,550,196	$970,846

Operating expenses:
Self-Storage Operations	$196,902	$114,637	$401,420	$231,803
Tenant Reinsurance	19,631	9,482	38,136	18,571
Total segment operating expenses	$216,533	$124,119	$439,556	$250,374

Net operating income:
Self-Storage Operations	$500,198	$326,110	$983,724	$642,906
Tenant Reinsurance	64,074	38,951	126,916	77,566
Total segment net operating income:	$564,272	$365,061	$1,110,640	$720,472

Other components of net income:
Management fees and other income	$29,858	$22,206	$60,006	$43,590
General and administrative expense	(39,901)	(34,842)	(83,623)	(69,605)
Depreciation and amortization expense	(194,809)	(79,086)	(391,775)	(157,576)
Interest expense	(137,133)	(86,372)	(270,020)	(166,471)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(10,853)	—	(21,558)	—
Interest income	31,226	21,077	54,799	40,515
Equity in earnings and dividend income from unconsolidated real estate entities	17,255	13,254	32,262	23,559
Income tax expense	(9,844)	(5,986)	(16,586)	(10,294)
Net income	$195,412	$215,312	$419,486	$424,190

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company was under agreement to acquire four stores at a total purchase price of $49,166. All four stores are scheduled to close in 2024.

As of June 30, 2024, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

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

PROPERTIES

As of June 30, 2024, we owned or had ownership interests in 2,389 operating stores. Of these stores, 1,912 are wholly-owned, five are in consolidated joint ventures, and 472 are in unconsolidated joint ventures. In addition, we managed an additional 1,423 stores for third parties bringing the total number of stores which we own and/or manage to 3,812. These stores are located in 42 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of June 30, 2024, approximately 2,235,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of June 30, 2024, the average length of stay for tenants who have vacated was approximately 17.5 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $20.38 for the three months ended June 30, 2024 and 2023. Average annual rent per square foot for new leases was $15.60 for the three months ended June 30, 2024, compared to $17.15 for the three months ended June 30, 2023. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 2.3% and 2.7%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	June 30, 2024
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	38	2,968,178	2	150,909	14	905,600	54	4,024,687
Arizona	47	3,557,234	26	2,090,168	43	3,597,543	116	9,244,945
California	217	17,812,279	50	3,715,629	130	12,151,077	397	33,678,985
Colorado	27	1,891,461	13	938,525	32	2,387,692	72	5,217,678
Connecticut	23	1,756,149	8	713,967	13	859,009	44	3,329,125
Delaware	—	—	2	143,640	4	307,281	6	450,921
Florida	247	18,536,270	56	4,655,500	182	14,226,330	485	37,418,100
Georgia	119	9,138,907	23	1,929,485	56	4,360,387	198	15,428,779
Hawaii	14	941,639	—	—	4	258,750	18	1,200,389
Idaho	2	131,689	—	—	3	290,407	5	422,096
Illinois	107	7,669,251	12	939,747	50	3,780,187	169	12,389,185
Indiana	92	4,042,285	1	57,760	27	1,983,907	120	6,083,952
Iowa	—	—	—	—	1	86,929	1	86,929
Kansas	1	50,314	2	108,921	4	314,519	7	473,754
Kentucky	15	1,093,249	1	51,796	13	1,036,033	29	2,181,078
Louisiana	10	771,728	—	—	17	1,253,493	27	2,025,221
Maine	5	352,887	—	—	12	753,996	17	1,106,883
Maryland	44	3,468,922	11	900,099	51	3,724,799	106	8,093,820
Massachusetts	65	4,138,857	16	984,579	40	2,550,353	121	7,673,789
Michigan	8	675,219	4	309,052	11	900,230	23	1,884,501
Minnesota	8	710,094	8	646,538	15	1,112,636	31	2,469,268
Mississippi	7	561,454	—	—	6	537,293	13	1,098,747
Missouri	29	2,353,476	7	508,324	21	1,692,237	57	4,554,037
Nebraska	—	—	—	—	4	372,210	4	372,210
Nevada	32	2,843,868	9	837,105	11	1,124,780	52	4,805,753
New Hampshire	17	1,277,778	2	84,693	20	870,485	39	2,232,956
New Jersey	89	7,082,660	33	2,617,729	64	4,982,843	186	14,683,232
New Mexico	12	762,097	10	681,410	15	1,084,074	37	2,527,581
New York	79	5,693,991	28	2,318,986	88	6,258,761	195	14,271,738
North Carolina	52	3,756,712	8	629,967	36	2,832,344	96	7,219,023
Ohio	50	3,432,140	5	327,017	21	1,584,362	76	5,343,519
Oklahoma	4	269,973	—	—	24	1,590,885	28	1,860,858
Oregon	8	550,120	2	166,658	6	431,467	16	1,148,245
Pennsylvania	31	2,369,148	12	941,646	53	3,939,738	96	7,250,532
Rhode Island	6	351,392	1	95,844	7	535,703	14	982,939
South Carolina	40	2,974,760	11	710,647	36	3,102,457	87	6,787,864
Tennessee	29	2,410,235	16	1,092,106	28	1,947,531	73	5,449,872
Texas	244	20,050,338	71	5,497,864	148	12,238,599	463	37,786,801
Utah	10	733,676	—	—	39	3,192,714	49	3,926,390
Virginia	73	5,941,618	10	759,216	35	2,458,088	118	9,158,922
Washington	14	1,089,844	2	199,465	16	1,285,895	32	2,575,204
Washington, DC	1	100,203	1	104,230	6	532,410	8	736,843
Wisconsin	1	97,638	9	882,949	17	1,430,914	27	2,411,501
Totals	1,917	144,409,733	472	36,792,171	1,423	110,866,948	3,812	292,068,852

(1)    Includes five consolidated joint ventures and excludes approximately 18,000 units related to Bargold.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three and six months ended June 30, 2024 and 2023

Overview
Results for the three and six months ended June 30, 2024 included the operations of 2,389 stores (1,912 wholly-owned, five in consolidated joint ventures, and 472 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2023, which included the operations of 1,457 stores (1,133 wholly-owned, one in a consolidated joint venture, and 323 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues:
Property rental	$697,100	$440,747	$256,353	58.2%	$1,385,144	$874,709	$510,435	58.4%
Tenant reinsurance	83,705	48,433	35,272	72.8%	165,052	96,137	68,915	71.7%
Management fees and other income	29,858	22,206	7,652	34.5%	60,006	43,590	16,416	37.7%
Total revenues	$810,663	$511,386	$299,277	58.5%	$1,610,202	$1,014,436	$595,766	58.7%

Property Rental—The increase in property rental revenues for the three and six months ended June 30, 2024 was primarily the result of an increase of $501,213 associated with the merger of Life Storage (the “Life Storage Merger”), other acquisitions completed in 2023, and acquisitions completed in the first six months of 2024. We acquired 761 wholly-owned stores in 2023 and an additional nine wholly-owned stores during the six months ended June 30, 2024.

Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 3,812 stores at June 30, 2024 compared to 2,388 stores at June 30, 2023.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and six months ended June 30, 2024 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of June 30, 2024, we managed 1,895 stores for joint ventures and third parties, compared to 1,254 stores as of June 30, 2023.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Expenses:
Property operations	$196,902	$114,637	$82,265	71.8%	$401,420	$231,803	$169,617	73.2%
Tenant reinsurance	19,631	9,482	10,149	107.0%	38,136	18,571	19,565	105.4%
General and administrative	39,901	34,842	5,059	14.5%	83,623	69,605	14,018	20.1%
Depreciation and amortization	194,809	79,086	115,723	146.3%	391,775	157,576	234,199	148.6%
Total expenses	$451,243	$238,047	$213,196	89.6%	$914,954	$477,555	$437,399	91.6%

Property Operations—The increase in property operations expense during the three and six months ended June 30, 2024 consists primarily of an increase of $152,504 related to the Life Storage Merger, other acquisitions completed in 2023, and acquisitions completed in the first six months of 2024. We acquired 761 wholly-owned stores in 2023 and an additional nine wholly-owned stores during the six months ended June 30, 2024. Additionally, for the three and six months ended June 30,

2024 there was an increase of $17,340 at our stabilized stores primarily due to property and casualty insurance, payroll, marketing, and property tax, partially offset by utilities.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. These increases are primarily related to an increase in stores. We operated 3,812 stores at June 30, 2024 compared to 2,388 stores at June 30, 2023.

General and Administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. These expenses are recognized as incurred. Our overall General and Administrative expense has increased primarily as a result of our increased size through acquisitions, business combinations and growth through our joint venture partners and managed portfolio.

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 761 wholly-owned stores in 2023 and an additional nine wholly-owned stores during the six months ended June 30, 2024. Additionally, the increase relates to the amortization of intangibles recorded as part of the Life Storage Merger.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loss on real estate assets held for sale	$(54,659)	$—	$(54,659)	100.0%	$(54,659)	$—	$(54,659)	100.0%
Interest expense	(137,133)	(86,372)	(50,761)	58.8%	(270,020)	(166,471)	(103,549)	62.2%
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(10,853)	—	(10,853)	100.0%	(21,558)	—	(21,558)	100.0%
Interest income	31,226	21,077	10,149	48.2%	54,799	40,515	14,284	35.3%
Equity in earnings and dividend income from unconsolidated real estate entities	17,255	13,254	4,001	30.2%	32,262	23,559	8,703	36.9%
Income tax expense	(9,844)	(5,986)	(3,858)	64.5%	(16,586)	(10,294)	(6,292)	61.1%
Total other revenues & expenses, net	$(164,008)	$(58,027)	$(105,981)	182.6%	$(275,762)	$(112,691)	$(163,071)	144.7%

Loss on real estate assets held for sale— During the three months ended June 30, 2024, the Company listed seven properties for sale. The properties have been recorded at current fair value less selling costs which resulted in an estimated loss of $54,659.

Interest Expense—The increase in interest expense during the three and six months ended June 30, 2024 was primarily the result of a higher debt balance and higher weighted average interest rate compared to the same period in the prior year. As of June 30, 2024, we had approximately $11.8 billion in total face value of debt, compared to approximately $7.5 billion at June 30, 2023. The increase in the face value of debt is due to the Life Storage Merger. The weighted average interest rate of the total of fixed- and variable-rate debt was 4.6% at June 30, 2024, compared to 4.5% at June 30, 2023.

Non-cash Interest Expense Related to Amortization of Discount on Life Storage Unsecured Senior Notes—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger.

Interest Income—Interest income represents interest earned on variable interest rate bridge loans, debt securities and on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three and six months ended June 30, 2024 was primarily the result of an increase in amount of bridge loans held combined with an increase in interest rates. The balance of bridge loans was $1,136,306 as of June 30, 2024, compared to $540,355 as of June 30, 2023.

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

Income Tax Expense—The increase in income tax expense for the three and six months ended June 30, 2024 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$185,872	$202,410	$398,984	$398,714

Adjustments:
Real estate depreciation	153,217	72,385	307,589	143,633
Amortization of intangibles	28,137	3,609	57,421	7,779
Loss on real estate assets held for sale	54,659	—	54,659	—
Unconsolidated joint venture real estate depreciation and amortization	8,009	4,722	15,849	9,661
Distributions paid on Series A Preferred Operating Partnership units	—	—	—	(159)
Income allocated to Operating Partnership noncontrolling interests	9,540	12,902	20,502	25,476
Funds from operations attributable to common stockholders and unit holders	$439,434	$296,028	$855,004	$585,104

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2024	2023	Change	2024	2023	Change
Same-store rental revenues
Net rental income	$403,087	$400,279	0.7%	$801,879	$795,538	0.8%
Other operating income	16,162	16,425	(1.6)%	32,027	31,745	0.9%
Total same-store rental revenues	419,249	416,704	0.6%	833,906	827,283	0.8%

Same-store operating expenses
Payroll and benefits	23,959	22,464	6.7%	48,465	44,990	7.7%
Marketing	9,164	7,639	20.0%	18,017	14,812	21.6%
Office expense	12,937	12,925	0.1%	26,352	25,981	1.4%
Property operating expense	8,275	8,892	(6.9)%	18,562	19,904	(6.7)%
Repairs and maintenance	6,926	6,409	8.1%	14,396	13,494	6.7%
Property taxes	39,600	37,284	6.2%	77,657	74,700	4.0%
Insurance	5,066	4,315	17.4%	10,328	8,236	25.4%
Total same-store operating expenses	105,927	99,928	6.0%	213,777	202,117	5.8%

Same-store net operating income	$313,322	$316,776	(1.1)%	$620,129	$625,166	(0.8)%

Same-store square foot occupancy as of year end	94.3%	94.0%		94.3%	94.0%

Average same-store square foot occupancy	94.1%	93.7%		93.6%	93.2%

Properties included in same-store	1,078	1,078		1,078	1,078

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$195,412	$215,312	$419,486	$424,190
Adjusted to exclude:
Loss on real estate assets held for sale	54,659	—	54,659	—
Equity in earnings and dividend income from unconsolidated real estate entities	(17,255)	(13,254)	(32,262)	(23,559)
Interest expense	137,133	86,372	270,020	166,471
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	10,853	—	21,558	—
Depreciation and amortization	194,809	79,086	391,775	157,576
Income tax expense	9,844	5,986	16,586	10,294
General and administrative	39,901	34,842	83,623	69,605
Management fees, other income and interest income	(61,084)	(43,283)	(114,805)	(84,105)
Net tenant insurance	(64,074)	(38,951)	(126,916)	(77,566)
Non same-store rental revenue	(277,851)	(24,043)	(551,238)	(47,426)
Non same-store operating expense	90,975	14,709	187,643	29,686
Total same-store net operating income	$313,322	$316,776	$620,129	$625,166

Same-store rental revenues	$419,249	$416,704	$833,906	$827,283
Same-store operating expenses	105,927	99,928	213,777	202,117
Same-store net operating income	$313,322	$316,776	$620,129	$625,166

CASH FLOWS

Cash flows from operating activities for the six months ended June 30, 2024 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities and notes receivable from bridge loans, and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,010,800	$629,527
Net cash used in investing activities	(764,767)	(357,586)
Net cash used in financing activities	(269,572)	(316,763)

Significant components of net cash flow included:
Net income	$419,486	$424,190
Depreciation and amortization	391,775	157,576
Loss on real estate assets held for sale	54,659	—
Accounts payable, accrued expenses and other liabilities	113,469	66,587
Acquisition and development of real estate assets	(226,713)	(164,660)
Investment in unconsolidated real estate entities	(10,789)	(171,126)
Issuance and purchase of notes receivable, net of principal payments	(521,813)	(77,637)
Proceeds from unsecured term loans and senior notes and revolving lines of credit	3,263,470	2,479,592
Principal payments on unsecured term loans and senior notes and revolving lines of credit	(3,407,382)	(3,246,378)
Proceeds from issuance of public bonds, net	600,000	950,000
Dividends paid on common stock	(687,636)	(438,783)

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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2024, we had $76,973 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2024 and 2023, we experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of June 30, 2024, we had $11,803,723 face value of debt, resulting in a debt to total enterprise value ratio of 25.5%. As of June 30, 2024, the ratio of total fixed-rate debt and other instruments to total debt was 75.0% ($8,857,343 total fixed-rate debt including $1,383,303 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at June 30, 2024 was 4.6%. Certain real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2024.

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

We hold a BBB+/Stable rating from S&P, which was upgraded from BBB/Stable in July 2023 in connection with the Life Storage Merger, and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of June 30, 2024, we had a total of 1,680 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $32,357,105 and our total asset value was calculated as $38,192,174 according to the calculations as defined by our public bonds.

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

On April 15, 2024, we entered into equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800 million. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus, filed with the SEC. As of June 30, 2024, no shares have been sold under the Equity Distribution Agreement, which we refer to as our "at the market" equity program.

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
As of June 30, 2024, we had approximately $11.8 billion in total face value of debt, of which approximately $2.9 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $29.5 million annually.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
1.1	Equity Distribution Agreement, dated April 15, 2024, by and among Extra Space Storage Inc., Extra Space Storage LP, BMO Capital Markets Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC	S-3ASR	April 15, 2024	1.2
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	July 20, 2023	2.2
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2
4.6	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2

4.7	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
4.8	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.9	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.10	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.11	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.12	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.13	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
4.14	Eleventh Supplemental Indenture, dated as of December 1, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	December 1, 2023	4.2
4.15	Twelfth Supplemental Indenture, dated as of January 19, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	January 19, 2024	4.2
4.16	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1

4.17	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
22.1	Issuer and Guarantors of Guaranteed Securities				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 2, 2024	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)